Form 10-Q
LEATHER FACTORY INC
filed 1996-05-20
CIK 909724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________


                         Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                     75-2543540
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


                3847 East Loop 820 South, Ft. Worth, Texas 76119
               (Address of principal executive offices) (Zip code)


                                 (817) 496-4414
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X        No ____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                          Shares outstanding as of May 15, 1996
            -----                          -------------------------------------
Common Stock, par value $.0024 per share                9,853,161


        Page 1 of 28 pages contained in the sequential numbering system.

  The Exhibit Index may be found on Page 14 of the sequential numbering system.

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Statements of Income
     Three months ended March 31, 1996 and 1995  ...........................   3

    Consolidated Balance Sheets
     March 31, 1996 and December 31, 1995...................................   4

    Consolidated Statements of Cash Flows
     Three months ended March 31, 1996 and 1995.............................   5

    Consolidated Statement of Stockholders' Equity
     Three months ended March 31, 1996     .................................   6

    Notes to Consolidated Financial Statements..............................   7


  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................8-11



PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................  12

  Item 6. Exhibits and Reports on Form 8-K .................................. 12


SIGNATURES..................................................................  13


EXHIBIT INDEX..............................................................14-18

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                         1996                    1995
                                                         ----                    ----
NET SALES                                           $    7,356,805           $   8,568,942

COST OF SALES                                            4,462,141               4,821,538
                                                    --------------           -------------

            Gross Profit                                 2,894,664               3,747,404

OPERATING EXPENSES                                       2,753,592               2,645,362
                                                    --------------           -------------

INCOME FROM OPERATIONS                                     141,072               1,102,042

OTHER (INCOME) EXPENSE:
     Interest expense                                      170,983                 168,823
     Other, net                                             (5,097)                 (5,839)
                                                    --------------           -------------
            Total other (income) expense                   165,886                 162,984
                                                    --------------           -------------

INCOME BEFORE INCOME TAXES                                 (24,814)                939,058

PROVISION FOR INCOME TAXES                                  (2,820)                381,033
                                                    ---------------           -------------

NET INCOME (LOSS)                                   $      (21,994)          $     558,025
                                                    ==============           =============


NET INCOME PER SHARE OF COMMON STOCK                $            -           $        0.06
                                                    ==============           =============

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                       9,788,530               9,812,030
                                                    ==============           =============

DIVIDENDS PAID PER SHARE                            $            -           $           -
                                                    ==============           =============




   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                March 31,                   December 31,
                                                                                  1996                          1995
                                                                           ------------------            ------------------
                               ASSETS                                         (UNAUDITED)
CURRENT ASSETS:
     Cash                                                                  $         158,169             $         477,159
     Accounts receivable-trade, net of allowance for
       doubtful accounts of $42,000 and $39,000
        in 1996 and 1995, respectively                                             2,787,784                     2,784,050
     Inventory                                                                     8,306,275                     7,903,179
     Prepaid income taxes                                                            201,346                       203,559
     Deferred income taxes                                                           101,992                        88,321
     Other current assets                                                            783,644                       656,837
                                                                           ------------------            ------------------
                     Total current assets                                         12,339,210                    12,113,105
                                                                           ------------------            ------------------

PROPERTY AND EQUIPMENT, at cost                                                    2,587,488                     2,474,056
  Less-accumulated depreciation and amortization                                  (1,076,725)                   (1,014,966)
                                                                           ------------------            ------------------
                     Property and equipment, net                                   1,510,763                     1,459,090

GOODWILL and other, net of accumulated amortization of
       $350,000 and $300,000 in 1996 and 1995, respectively                        6,014,609                     5,761,181
                                                                           ------------------            ------------------
                                                                           $      19,864,582             $      19,333,376
                                                                           ==================            ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $       1,890,209             $       1,398,917
     Accrued expenses and other liabilities                                          477,042                       655,489
     Income taxes payable                                                             47,250                        48,300
     Notes payable and current maturities of long-term debt                        8,046,414                     1,296,359
                                                                           ------------------            ------------------
                     Total current liabilities                                    10,460,915                     3,399,065
                                                                           ------------------            ------------------

DEFERRED INCOME TAXES                                                                 88,576                        85,197

NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities                                                           54,780                     6,566,809

SENIOR CUMULATIVE CONVERTIBLE PREFERRED STOCK                                              -                             -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
       shares authorized, none issued or outstanding                                       -                             -
     Common stock, $0.0024 par value; 25,000,000 shares
       authorized, 9,853,161 shares issued in 1996 and 1995                           23,648                        23,648
     Paid-in capital                                                               4,130,796                     4,130,796
     Retained earnings                                                             5,432,051                     5,454,045
     Less:  Unearned Shares held by ESOP, 64,631
       shares in 1996 and 1995                                                      (326,184)                     (326,184)
                                                                           ------------------            ------------------
                     Total stockholders' equity                                    9,260,311                     9,282,305
                                                                           ------------------            ------------------
                                                                           $      19,864,582             $      19,333,376
                                                                           ==================            ==================

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                 1996                 1995
                                                                          ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $      (21,994)       $     558,025
  Adjustments to reconcile net income to net
   cash provided by operating activities-
     Depreciation & amortization                                                 118,283              101,254
    (Gain) loss on sales of assets                                                  (346)              (1,800)
     Net changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable-trade                                                  (3,734)            (450,161)
       Inventory                                                                (403,096)            (489,953)
       Prepaid income taxes                                                        2,213                    -
       Other current assets                                                     (126,807)            (193,801)
       Accounts payable                                                          491,292              (76,774)
       Accrued expenses and other liabilities                                   (178,447)            (517,911)
       Income taxes payable                                                       (1,050)             328,053
       Deferred income taxes                                                     (10,292)             (34,670)
                                                                          ----------------      ---------------
     Total adjustments                                                          (111,984)          (1,335,763)
                                                                          ----------------      ---------------

      Net cash used in operating activities                                     (133,978)            (777,738)
                                                                          ----------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (119,480)             (61,025)
  Proceeds from sales of assets                                                      236                2,000
  Cash paid for acquisitions, net of cash acquired                              (300,000)          (5,127,532)
  Decrease in assets restricted for acquisitions                                       -            5,040,656
  Other intangible costs                                                          (3,792)              (4,132)
                                                                          ----------------      ---------------

      Net cash used in investing activities                                     (423,036)            (150,033)
                                                                          ----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                               1,300,000              950,000
  Payments on notes payable and long-term debt                                (1,061,976)            (298,211)
  Stock issuance costs                                                                 -               (1,903)
                                                                          ----------------      ---------------

      Net cash provided by financing activities                                  238,024              649,886
                                                                          ----------------      ---------------

NET INCREASE (DECREASE) IN CASH                                                 (318,990)            (277,885)

CASH, beginning of period                                                        477,159              402,253
                                                                          ----------------      ---------------

CASH, end of period                                                       $      158,169       $      124,368
                                                                          ================      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                         $       37,243       $      106,476
  Income taxes paid during the period                                              6,715               87,653


   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 1996

                                        Common Stock
                                -------------------------
                                   Number                       Paid-in         Retained       Unearned
                                  of Shares     Par Value       Capital         Earnings      ESOP Shares       Total
                                ------------   ----------     ------------    -------------   -----------   -------------
BALANCE, December 31, 1995         9,853,161   $   23,648     $  4,130,796    $  5,454,045    $ (326,184)   $  9,282,305

   Net loss                                -            -                -         (21,994)            -         (21,994)
                                ------------   ----------     ------------    -------------    ----------   -------------

BALANCE, March 31, 1996            9,853,161   $   23,648     $  4,130,796    $  5,432,051    $ (326,184)   $  9,260,311
                                ============   ==========     ============    =============    ==========   =============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

     In the opinion of the  Company,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report to Stockholders.

2.  Inventories

     The components of inventory consist of the following:

                                              March 31,        December 31,
                                                1996               1995
                                                ----               ----
    Finished goods held for sale             $6,945,737         $6,736,811
    Raw materials and work in process         1,360,538          1,166,368
                                             ----------         ----------
                                             $8,306,275         $7,903,179
                                             ==========         ==========

3.  Acquisitions

     On March 1, 1996, the Company acquired all of the issued and outstanding shares of capital stock of The Leather Factory of Canada, Ltd., the Company's Canadian distributor located in Winnipeg, Manitoba. For financial reporting purposes, the transaction was accounted for under the purchase method, effective March 1, 1996. The total purchase price was $300,000 (USD). Cost in excess of assets acquired (goodwill) is being amortized over 10 years. Pro forma financial information for the Canadian acquisition is not provided, as such amounts would be insignificant.


4. Notes Payable and Long-Term Debt

     As reported in the Company's 1995 Annual Report on Form 10-KSB, the Company has certain financing arrangements with NationsBank of Texas, N.A. (the "Bank"). These financing arrangements include a working capital line of credit, an acquisition line of credit, and a term facility. On March 31, 1996, the Company was in noncompliance of certain of its affirmative covenants relating to the aforementioned financing arrangements. These affirmative covenants generally relate to the testing of net income or a derivative thereof, on a rolling four quarters basis. In addition, the Company was also in noncompliance of the net income element of the borrowing base provisions associated with its working capital line of credit. The Bank has waived these events of noncompliance from March 31, 1996 to June 30, 1996. As a result of the events of noncompliance and given that management anticipates being in noncompliance with the bank covenants as of June 30, 1996, even though the Bank has extended the maturity date of the working capital line of credit from March 31, 1997 to June 30, 1997, all debt owed to the Bank as March 31, 1996 has been classified as a current obligation in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The Leather Factory, Inc. ("the Company") is a leading one stop source for leather, traditional leathercraft materials involving such products as do-it-yourself kits, stamping sets, and leatherworking tools, craft-related items including various types of leather lace, beads, and wearable art accessories, hardware, metal garment accessories such as belt buckles, belt buckle designs and conchos, shoe repairing supplies and leather finishes. These products are distributed primarily on a wholesale level and principally through the Company's twenty-two sales/distribution units in the United States and Canada. Moreover, the Company is a manufacturer and distributor of hat trims in braids, leather, and woven fabrics. These hat trims are sold to hat manufacturers and distributors.


Results of Operations
---------------------

                           Income Statement Comparison

     The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                         Quarterly Period Ended
                                                March 31,
                                          1996             1995
                                          ----             ----
Net sales                                100.0%            100.0%
Cost of sales                             60.7              56.3
                                         ------            ------
Gross profit                              39.3              43.7
Operating expenses                        37.4              30.8
                                         ------            ------
Income from operations                     1.9              12.9
Interest expense, net                      2.2               1.9
                                         ------            ------
Income before income taxes                 0.3              11.0
Provision for income taxes                -0.0               4.5
                                         ------            ------
Net income                                -0.3%              6.5%
                                         ======            ======

Revenues
--------

     The Company's net sales decreased by 14.1% to $7,356,805 during the first fiscal quarter ended March 31, 1996 from $8,568,942 generated in the first quarter of 1995. The decrease in revenues was primarily due to reduced unit sales to the retail craft industry. These sales include sales to craft store chains, as well as to mass merchandisers. The decrease in sales was not price driven, rather it was a function of weak overall conditions in the retail craft industry. Sales have been impacted by what our customers in the craft and western markets continue to consider "a difficult retail environment." The decrease in craft market sales represented approximately 71% of the reduction in sales compared to last year's quarter.

     The Company also experienced some losses in other areas of the business generally because of continued softness in the markets for western and southwestern items. These losses were, again, due to changes in unit sales, not price fluctuations and represented approximately 29% of the loss in sales. The sales of the Company's hat trim subsidiary, Roberts,Cushman & Company, Inc. ("Cushman"), broke even with the first quarter of last year, despite the labor strike. The effect of the new locations, TLF of Canada and the Charlotte unit are immaterial at this time.

     Historical trends have shown that the third and fourth quarters have generally been somewhat better than the other quarters of the year. Given the softness and conditions of the markets in which the Company does business, there may not be a departure from this tenet, yet long-term trends continue to be difficult to determine at this point. This may be mitigated in the future due to the Company's planned growth through acquisition. For more information on the acquisition strategy of the Company, please see "-Capital Resources and Liquidity" below. No one customer makes up ten percent (10%) or more of the Company's sales.


Costs, Gross Profit, and Expenses
---------------------------------

     Cost of sales as a percentage of revenue was 60.7% for the first fiscal quarter of 1996 as compared to 56.3% for the same quarter in 1995. The difference in the relative cost of sales percentage was principally attributable to a change in sales mix. The changes in sales mix is due to the reduced sales and market conditions noted above.

     A higher relative cost of sales percentage meant that gross profit as a percentage of sales was lower for the quarter ended March 31, 1996 compared to March 31, 1995. Gross profit as a percentage of sales decreased to 39.3% in 1996 from 43.7% in 1995. Total gross profit decreased 22.8% to $2,894,664 from $3,747,404 generated in the quarter ended March 31, 1995. This decrease was due to unit sales decreases and the change in sales mix as discussed above.

     Operating expenses increased $108,230 or 4.1% to $2,753,592 during the first fiscal quarter of 1996 from $2,645,362 during the quarter ended March 31, 1995. The increase in the dollar amount of operating expenses between the two quarters was the net result of an increase in operating expenses at Cushman, some of which were related to the labor strike, increased advertising to generate sales in a difficult environment, and increased salary expense to build Company infrastructure. This increase was mitigated by reduced discretionary bonuses and lower commissions to Company sales representatives due to lower sales and profits. The two new units did not cause a significant increase in operating expenses.


Net Income
----------

     Net income decreased to a net loss of $21,994 during the first fiscal quarter of 1996 from a net gain of $558,025 during the quarter ended March 31, 1995. The size of this decrease in net income between the two quarters is due to the factors noted above regarding sales, gross profit, operating expenses.

Capital Resources and Liquidity
-------------------------------

     The primary sources of liquidity and capital resources during the first quarter of 1996 were the Company's Acquisition Facility (defined below), borrowings on the Company's working capital line of credit with NationsBank of Texas, N.A., reinvesting cash flows from operating activities, and operating leases.

     Accounts receivable and inventory increased to $2,787,784 and $8,306,275 from 2,784,050 and $7,903,179 at December 31, 1995, respectively. The slight increase in accounts receivable, despite lower sales for the quarter, is reflective of somewhat slower collections due to market conditions as noted above. However, the slowdown in collections was not considerable, in that the number of days' receivables remained relatively constant, increasing from 32 days at December 31, 1995 to 34 days at March 31, 1996.

     Inventory turned during the first three months of 1996 at an annual rate of
2.20 times. This is slightly lower than the number of inventory turns of 2.32 times, which resulted during the fiscal year ended December 31, 1995. The inventory increase and turn decrease principally reflects the addition of inventory purchased to open the new unit in Charlotte, North Carolina and to increased inventory in the Fort Worth manufacturing location and the central warehouse for an anticipated increase in sales to larger volume customers in the second quarter of 1996.

     The uses of cash beyond inventory, accounts receivable, and debt payments involved the cash portion of the consideration paid to acquire the stock of TLF of Canada, and the making of capital expenditures. Cash used for capital expenditures totaled $119,480 and $61,025 for the fiscal quarters ended March 31, 1996 and 1995, respectively. These capital expenditures involved various equipment and furniture and fixtures additions associated with the Company's expansion.

     As reported in the Company's 1995 Annual Report on Form 10-KSB, the Company has certain financing arrangements with NationsBank of Texas, N.A. ("NationsBank"). These financing arrangements include a working capital line of credit, an acquisition line of credit, and a term facility. On March 31, 1996, the Company was in noncompliance of certain of its affirmative covenants relating to the aforementioned financing arrangements. These affirmative covenants generally relate to the testing of net income or a derivative thereof, on a rolling four quarters basis. In addition, the Company was also in noncompliance of the net income element of the borrowing base provisions associated with its working capital line of credit. NationsBank has waived these events of noncompliance from March 31, 1996 to June 30, 1996. As a result of the events of noncompliance and given that management anticipates being in noncompliance with the bank covenants as of June 30, 1996, even though NationsBank has extended the maturity date of the working capital line of credit from March 31, 1997 to June 30, 1997, all debt owed to NationsBank as March 31, 1996 has been classified as a current obligation in the financial statements contained elsewhere herein.

     Accordingly, at June 30, 1996, NationsBank may also waive the noncompliance, or elect to terminate the Company's financing arrangements, demand immediate payment of all outstanding balances and foreclose on the Company's assets securing the NationsBank loans if payment is not made. In this event, if the Company cannot obtain alternative financing, the Company could be forced to consider other strategies, including reorganization under federal bankruptcy protection. However, management believes that such strategies will not be necessary in that: (i) the Company is financially sound, in that it is not overly leveraged and its financial condition has not deteriorated during this period of lower earnings; and (ii) management anticipates rising earnings levels as the downturn in the sales to craft retailers should abate in the later part of the second quarter and these sales will begin to increase in the historically better third and fourth quarters. See also Notes to Consolidated Financial Statements contained herein.

     Notwithstanding the issues and possible ramifications regarding the Company's financing arrangements discussed above, due to the possible trends noted immediately above, management believes that the current sources of liquidity and capital resources will be sufficient to fund current operations, internal growth, including the opening or adding of new sales/distribution units, and the acquisition of companies in a related business. In 1996, funding for the opening of new units and any acquisition of companies in a related business is expected to be provided by operating leases, cash flow from operating activities, the Company's $10 million working capital line of credit with NationsBank, and the Company's $20 million acquisition line ("Acquisition Facility"). The following summarizes the Acquisition Facility.

     On July 28, 1995, the Company entered into a Stock Purchase Agreement with Center Street Capital Partners, L.P., a Delaware limited partnership, and Stratford Capital Partners, L.P., a Texas limited partnership (the "Buyers"), pursuant to which the Buyers agreed to deliver a one year commitment to purchase up to $10 million aggregate principal amount of Senior Cumulative Convertible Preferred Stock, par value $0.10 per share (the "Preferred Stock"), of the Company, at a purchase price of $100 per share. The proceeds from the sale of Preferred Stock to the Buyers will be used solely by the Company to provide financing for the Company's acquisition of businesses related to the current business of the Company. The Company also obtained a one year commitment from NationsBank to provide a $10 million acquisition line of credit ("Acquisition
Line"). The Preferred stock and the Acquisition Line comprise the Acquisition Facility. The obligations of the Buyers to purchase shares of Preferred Stock and NationsBank to allow the Company to draw down on the Acquisition Line, are subject to the satisfaction of certain conditions precedent, which generally regard the required terms of the Company's planned acquisitions and continued compliance with all covenants pertaining to the Company's financing arrangements. The Company was also in noncompliance with the covenants contained in the Acquisition Facility as of March 31, 1996. However, the covenants allowing for a drawing on the Acquisition Facility will be tested on a pro forma basis with the Company and the acquisition target combined. Any of the conditions can be waived at the option of either the Buyers or NationsBank. As of March 31, 1996, the Company had not drawn on the Acquisition Facility. For further detail, see Note 8 to the Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders. At the present time, the Company is in discussion with the Buyers and NationsBank regarding an extension of the time for the Acquisition Facility. In the event that the extension is not obtained, the Company must seek alternate means of financing its acquisitions, including debt and stock offerings on a public or private basis. There can be no assurance that such alternative financings will be available to the Company on acceptable terms.

     In addition to the Acquisition Facility, the Company's management also intends to utilize Common Stock to assist in purchase transactions where appropriate. Management can make no assurances as to whether the Company can make any acquisitions using the Acquisition Facility or the Common Stock.


Cautionary Statement
--------------------

     The disclosures under "-Results of Operations" and "-Capital Resources and Liquidity" and in the Notes to Consolidated Financial Statements as provided elsewhere herein contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, and possible negative trends in the craft and western retail markets, customer acceptance of existing and new products, or otherwise, pricing pressures due to competitive industry conditions, increases in prices for leather, which is a world-wide commodity, which for some reason, may not be passed on to the customers of the Company's products, change in tax rates, change in interest rates, problems with the importation of the products which the Company buys in 14 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by said countries of Most Favored Nation status with the United States of America, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     As previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, in connection with the labor strike by the Union of Needletrades, Industrial and Textile Employees ("UNITE") at the Cushman manufacturing facility in New York, New York, the Company is party to certain actions before the National Labor Relations Board ("NLRB"). The following narrative describes the recent developments in these matters.

     The case filed against the New York local of UNITE by the Company on November 28, 1995, in which the Company alleged that UNITE engaged in coercive tactics by blocking entrance to the Company's place of business, threatening employees with physical violence and physically restraining and assaulting employees and business invitees, has been settled and UNITE has agreed to post a notice.

     The case filed on January 17, 1996, by the Company against UNITE alleging that UNITE engaged in unlawful secondary activity in violation of the National Labor Relations Act by picketing and otherwise encouraging the public not to purchase from customers of Cushman, was dismissed. The Company appealed the decision to the Washington, D.C. office of the NLRB, where the Regional Director's decision was upheld.

     On February 14, 1996, UNITE filed charges against the Company (Cause No. 16-CA-17849) before the NLRB in which it was alleged that the Company unlawfully discharged an employee because of her union activities. There were also claims that the Company unilaterally granted increased benefits for the purpose of frustrating organization of its employees. On April 11, 1996, the Regional Director of the NLRB refused to process the complaint insofar as the discharge was concerned. UNITE has appealed this decision to the Washington, D.C. office of the NLRB. There has been no decision on this appeal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)    Exhibits

     A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

  (b)    Reports on Form 8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   THE LEATHER FACTORY, INC.
                                                   (Registrant)


Date: May  17, 1996                                 By /s/ Wray Thompson
                                                       -----------------
                                                       Wray Thompson
                                                       Chairman of the Board,
                                                       President and
                                                       Chief Executive Officer



Date: May  17, 1996                                 By /s/ John Tittle, Jr.
                                                       --------------------
                                                       John Tittle, Jr.
                                                       Chief Financial Officer,
                                                       Treasurer and Director
                                                       (Chief Financial and
                                                       Accounting Officer)

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit                                                                                 Sequentially
Number                               Description                                        Numbered Page
------                               -----------                                        -------------
     3.1  Certificate of Incorporation  of The Leather  Factory,  Inc., filed as
          Exhibit 3.1 to the Registration  Statement on Form SB-2 of The Leather
          Factory, Inc. (Commission File No. 33-81132) filed with the Securities and Exchange Commission on July 5, 1994, and incorporated by reference herein.

     3.2  Bylaws of The  Leather  Factory,  Inc.,  filed as  Exhibit  3.2 to the
          Registration  Statement  on Form  SB-2 of The  Leather  Factory,  Inc.
          (Commission  File No. 33-81132) filed with the Securities and Exchange
          Commission on July 5, 1994, and incorporated by reference herein.

     3.3  Amendment to Certificate of Incorporation of The Leather Factory, Inc.
          -- Certificate of  Designation,  Preferences  and Rights of the Senior
          Cumulative  Convertible  Preferred Stock Dated July 24, 1995, filed as
          Exhibit  3.3 to the  Quarterly  Report on Form  10-QSB of The  Leather
          Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on August 10, 1995, and incorporated by reference herein.

     4.1  Second Restated Loan Agreement dated July 24, 1995, by and between The
          Leather  Factory,  Inc., a Delaware  corporation,  and  NationsBank of
          Texas,  N.A.,  filed as Exhibit  4.1 to the  Quarterly  Report on Form
          10-QSB of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on August 10, 1995, and incorporated by reference herein.

     4.2 Promissory Note (Working Capital Line of Credit) dated July 24, 1995, in the principal amount of $10,000,000, payable to the order of NationsBank of Texas, N.A., which matures March 31, 1997, filed as
          Exhibit  4.2 to the  Quarterly  Report on Form  10-QSB of The  Leather
          Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on August 10, 1995, and incorporated by reference herein.

     4.3 Promissory Note (Acquisition Line) dated July 24, 1995, in the principal amount of $10,000,000, payable to the order of NationsBank of Texas, N.A., which matures August 1, 2000, filed as Exhibit 4.3 to the Quarterly Report on Form 10-QSB of The Leather Factory, Inc.
          (Commission  File No.  1-12368) filed with the Securities and Exchange
          Commission on August 10, 1995, and incorporated by reference herein.

     4.4 Promissory Note dated December 28, 1994 in the principal amount of $5,000,000, payable to the order of NationsBank of Texas, N.A., which matures December 28, 1999, filed as Exhibit No. 4.5 to the 1994 Annual
          Report on Form 10-KSB of The Leather  Factory,  Inc.  (Commission File
          No. 1-12368) filed with the Securities and Exchange Commission on March 27, 1995, and incorporated herein by reference.

     4.5  Stock  Purchase  Agreement  dated as of July 28, 1995,  by and between
          Center Street Capital Partners,  L.P., a Delaware Limited Partnership,
          Stratford Capital Partners, L.P., a Texas Limited Partnership, and The
          Leather Factory, Inc., a Delaware Corporation, filed as Exhibit 4.5 to the Quarterly Report on Form 10-QSB of The Leather Factory, Inc.
          (Commission  File No.  1-12368) filed with the Securities and Exchange
          Commission on August 10, 1995, and incorporated by reference herein.


                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)

Exhibit                                                                            Sequentially
Number                             Description                                     Numbered Page
------                             -----------                                     -------------
     4.6  Commitment  Agreement  dated July 28,  1995,  by and among The Leather
          Factory, Inc., a Delaware Corporation, Center Street Capital Partners,
          L.P., a Delaware Limited Partnership,  and Stratford Capital Partners,
          L.P.,  a  Texas  Limited  Partnership,  filed  as  Exhibit  4.6 to the
          Quarterly  Report  on  Form  10-QSB  of  The  Leather  Factory,   Inc.
          (Commission  File No.  1-12368) filed with the Securities and Exchange
          Commission on August 10, 1995, and incorporated by reference herein.

     4.7  Registration  Rights  Agreement  dated July 28,  1995,  by and between
          Center Street Capital Partners,  L.P., a Delaware Limited Partnership,
          Stratford Capital Partners, L.P., a Texas Limited Partnership, and The
          Leather Factory, Inc., a Delaware Corporation, filed as Exhibit 4.7 to the Quarterly Report on Form 10-QSB of The Leather Factory, Inc.
          (Commission  File No.  1-12368) filed with the Securities and Exchange
          Commission on August 10, 1995, and incorporated by reference herein.

     4.8  Shareholders  Agreement  dated  July 28,  1995,  by and  between  Wray
          Thompson,  an individual and resident of the State of Texas,  Sally A.
          Thompson,  an individual and resident of the State of Texas, Ronald C.
          Morgan,  an  individual  and resident of the State of Texas,  Robin L.
          Morgan,  an  individual  and  resident  of the State of Texas,  Center
          Street  Capital  Partners,   L.P.,  a  Delaware  Limited  Partnership,
          Stratford Capital Partners, L.P., a Texas Limited Partnership, and The
          Leather Factory, Inc., a Delaware Corporation, filed as Exhibit 4.8 to the  Quarterly  Report on Form  10-QSB of The  Leather  Factory,  Inc.
          (Commission  File No.  1-12368) filed with the Securities and Exchange
          Commission on August 10, 1995, and incorporated by reference herein.

     4.9  First  Amendment to Second  Restated  Loan  Agreement  effective as of
          December  31,  1995,  by and  between  The Leather  Factory,  Inc.,  a
          Delaware Corporation, and NationsBank of Texas, N.A., filed as Exhibit
          No.  4.9 to the 1995  Annual  Report  on Form  10-KSB  of The  Leather
          Factory, Inc. (Commission File No. 1-12368), filed with the Securities and Exchange Commission on March 28, 1996, and incorporated herein by reference.

    *4.10 Second  Amendment to Second  Restated Loan  Agreement  effective as of       19
          March 31, 1996, by and between The Leather  Factory,  Inc., a Delaware
          Corporation, and NationsBank of Texas, N.A.

    10.1  Stock Exchange  Agreement dated July 9, 1993, by and among The Leather
          Factory,  Inc.,  a Texas  corporation,  National  Transfer  & Register
          Corp.,  a  Colorado  corporation,  J. Wray  Thompson,  Sr.,  Ronald C.
          Morgan, Robin L. Morgan and The Leather Factory, Inc. Employees' Stock
          Ownership Plan & Trust,  filed as Exhibit No. 10.1 to the Registration
          Statement on Form 10-SB of The Leather Factory,  Inc. (Commission File
          No. 0-22128), including any amendments thereto, filed with the Securities and Exchange Commission on July 22, 1993, and incorporated herein by reference.

    10.2  Stock Exchange  Agreement dated July 10, 1993, by and between National
          Transfer & Register Corp., a Colorado corporation and Vicki Byrd, filed as Exhibit No. 10.2 to the Registration Statement on Form 10-SB of The Leather Factory, Inc. (Commission File No. 0-22128), including any amendments thereto, filed with the Securities and Exchange
          Commission on July 22, 1993, and incorporated herein by reference.


                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)


Exhibit                                                                            Sequentially
Number                             Description                                     Numbered Page
------                             -----------                                     -------------

    10.3  Stock Purchase Agreement dated as of June 30, 1993, by and between The
          Leather Factory, Inc., a Texas corporation and Steve Lindley, filed as
          Exhibit No. 10.3 to the  Registration  Statement  on Form 10-SB of The
          Leather Factory, Inc. (Commission File No. 0-22128), including any amendments thereto, filed with the Securities and Exchange Commission on July 22, 1993, and incorporated herein by reference.

    10.4 Amendment to Stock Purchase Agreement executed September 20, 1993, to be effective June 30, 1993, by and between The Leather Factory, Inc., a Texas corporation and Steve Lindley, filed as Exhibit No. 19.1 to the 1993 Annual Report on Form 10-KSB of The Leather Factory, Inc.
          (Commission File No. 1-12368),  filed with the Securities and Exchange
          Commission on March 30, 1994, and incorporated herein by reference.

    10.5  Stock Purchase Agreement dated as of June 30, 1993, by and between The
          Leather  Factory,  Inc.,  a Texas  corporation  and Kevin F. White and
          Durham Hefta, filed as Exhibit No. 10.4 to the Registration Statement on Form 10-SB of The Leather Factory, Inc. (Commission File No.
          0-22128), including any amendments thereto, filed with the Securities and Exchange Commission on July 22, 1993, and incorporated herein by reference.

    10.6  Stock Purchase Agreement dated as of June 30, 1993, by and between The
          Leather  Factory,  Inc., a Texas  corporation and James Durr, filed as
          Exhibit No. 10.5 to the  Registration  Statement  on Form 10-SB of The
          Leather Factory, Inc. (Commission File No. 0-22128), including any amendments thereto, filed with the Securities and Exchange Commission on July 22, 1993, and incorporated herein by reference.

    10.7  The Leather Factory,  Inc. 1993  Non-Qualified  Incentive Stock Option
          Plan,  filed as Exhibit  No.  10.6 to the 1993  Annual  Report on Form
          10-KSB of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 30, 1994, and incorporated herein by reference.

    10.8  Acquisition Agreement dated as of January 10, 1994, by and between The
          Leather  Factory,  Inc., a Colorado  corporation and Hi-Line Leather &
          Manufacturing Company, filed as Exhibit No. 2.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on January 10, 1994, and incorporated herein by reference.

    10.9  Asset Purchase  Agreement dated as of April 15, 1994, by and among The
          Leather Factory,  Inc., a Colorado corporation,  The Leather Warehouse
          Company, a Michigan corporation, Daniel W. Holbert, Linda S. McCleary,
          Richard J. Hill,  and the Richard J. Hill Trust,  filed as Exhibit No.
          2.1 to the  Current  Report on Form 8-K of The Leather  Factory,  Inc.
          (Commission  File No.  1-12368) filed with the Securities and Exchange
          Commission on April 15, 1994, and incorporated herein by reference.


                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)

 Exhibit                                                                            Sequentially
 Number                            Description                                      Numbered Page
 ------                            -----------                                      -------------
    10.10 Acquisition Agreement by and among The Leather Factory, Inc. and David
          Lieberman,  Individually and as the Shareholder of Roberts,  Cushman &
          Company,   Inc.,   related  to  the  acquisition  of  the  issued  and
          outstanding capital stock of Roberts,  Cushman & Company,  Inc., filed as Exhibit  No. 2.1 to the  Current  Report on Form 8-K of The Leather
          Factory,  Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on January 9, 1995, and incorporated herein by reference.

    10.11 The Leather  Factory,  Inc.  Employees' Stock Ownership Plan and Trust
          (Restated), dated February 22, 1994, effective as of October 1, 1993, filed as Exhibit No. 4.1 to the Registration Statement on Form S-8 of
          The Leather Factory, Inc. (Commission File No. 33-81214), including any amendments thereto, filed with the Securities and Exchange
          Commission on July 5, 1994, and incorporated herein by reference.

    10.12 Amendment  No.1  to  The  Leather  Factory,   Inc.   Employees'  Stock
          Ownership  Plan and Trust  (Restated  as of  October 1,  1993),  dated
          October 5, 1994 to be effective  December  28, 1990,  filed as Exhibit
          No.  10.12 to the 1994  Annual  Report on Form  10-KSB of The  Leather
          Factory,  Inc. (Commission File No. 1-12368) filed with the Securities and Exchange  Commission on March 27, 1995, and incorporated herein by reference.

    10.13 Participation  Agreement in The Leather Factory, Inc. Employees' Stock
          Ownership  Plan and Trust  (Restated  as of  October 1,  1993),  dated
          February  28, 1995 to be effective  January 2, 1995,  filed as Exhibit
          No.  10.13 to the 1994  Annual  Report on Form  10-KSB of The  Leather
          Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 27, 1995, and incorporated herein by reference.

    10.14 Indemnification  Agreement  dated  October 17, 1994,  by and among The
          Leather Factory,  Inc., a Delaware  corporation,  Securities  Transfer
          Corporation,  a Texas corporation,  and Halter Capital Corporation,  a
          Texas  corporation,  filed as  Exhibit  No.  10.14 to the 1994  Annual
          Report on Form 10-KSB of The Leather  Factory,  Inc.  (Commission File
          No. 1-12368) filed with the Securities and Exchange Commission on March 27, 1995, and incorporated herein by reference.

    10.15 Guaranty, as amended, dated July 24, 1995, by and between NationsBank of Texas, N.A., The Leather Factory, Inc., Wray Thompson, Ronald
          Morgan, and Robin Morgan,  filed as Exhibit No. 10.15 to the Quarterly
          Report on Form 10-QSB of The Leather  Factory,  Inc.  (Commission File
          No. 1-12368) filed with the Securities and Exchange Commission on November 9, 1995, and incorporated herein by reference.

    10.16 The Leather  Factory,  Inc. 1995 Director  Non-Qualified  Stock Option
          Plan and Stock Option Agreement, effective as of September 26, 1995, subject to approval by the Company's stockholders at the 1996 Annual
          Meeting of  Stockholders,  filed as Exhibit No. 10.16 to the Quarterly
          Report on Form 10-QSB of The Leather  Factory,  Inc.  (Commission File
          No. 1-12368) filed with the Securities and Exchange Commission on November 9, 1995, and incorporated herein by reference.


                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)

 Exhibit                                                                           Sequentially
 Number                            Description                                     Numbered Page
 ------                            -----------                                     -------------
    10.17 The Leather  Factory,  Inc.  1995 Stock  Option Plan and Stock  Option
          Agreements, effective as of September 26, 1995, subject to approval by the Company's stockholders at the 1996 Annual Meeting of Stockholders, filed as Exhibit No. 10.17 to the  Quarterly  Report on Form 10-QSB of
          The Leather Factory, Inc. (Commission File No. 1-12368) filed with the
          Securities   and  Exchange   Commission  on  November  9,  1995,   and
          incorporated herein by reference.

    13.1  The Leather Factory, Inc. 1995 Annual Report to Stockholders, filed as
          Exhibit  No.  13.1 to the 1995  Annual  Report  on Form  10-KSB of The
          Leather Factory,  Inc.  (Commission File No. 1-12368),  filed with the
          Securities and Exchange Commission on March 28, 1996. Such report, except to the extent incorporated by reference into the Annual Report on Form 10-KSB, was furnished for the information of the Securities and Exchange Commission only and was not deemed filed as a part of the aforementioned Annual Report on Form 10-KSB.


    22.1  Subsidiaries  of the  Company,  filed as Exhibit  No. 22.1 to the 1995
          Annual Report on Form 10-KSB of The Leather Factory,  Inc. (Commission
          File No. 1-12368), filed with the Securities and Exchange Commission on March 28, 1996, and incorporated herein by reference.

   *27.1  Financial Data Schedule                                                      27




------------
*Filed herewith.