Form 10-Q
period 1996-06-30
LEATHER FACTORY INC
filed 1996-08-19
CIK 909724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

                                  Yes X No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                          Shares outstanding as of August 15, 1996
- ----------------------                 ----------------------------------------
Common Stock,                                           9,853,161
par value $.0024 per share

                            THE LEATHER FACTORY, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS
                               -------------------
                                                                       PAGE NO.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated  Statements of Income
          Three and six months ended
          June 30, 1996 and 1995............................................. 3

          Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995................................ 4

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1996 and 1995............................ 5

          Consolidated Statement of Stockholders' Equity
          Six months ended June 30, 1996..................................... 6

          Notes to Consolidated Financial Statements....................... 7-8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 9-14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.............................................. 15

     Item 3. Default Upon Senior Securities................................. 15

     Item 4. Submission of Matters to a Vote of Security Holders............ 16

     Item 6. Exhibits and Reports on Form 8-K............................... 16



SIGNATURES.................................................................. 17


EXHIBIT INDEX............................................................ 18-22

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                           THREE AND SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995

                                                         THREE MONTHS                           SIX MONTHS
                                                  1996                 1995              1996             1995
                                             ---------------     ---------------    --------------   --------------

NET SALES                                    $     7,155,218     $     7,619,499    $   14,512,023   $   16,188,441

COST OF SALES                                      4,817,256           4,315,203         9,279,397        9,136,741
                                             ---------------     ---------------    --------------   --------------

         Gross Profit                              2,337,962           3,304,296         5,232,626        7,051,700

OPERATING EXPENSES                                 3,007,498           2,457,488         5,761,090        5,102,850
                                             ---------------     ---------------    --------------   --------------

INCOME (LOSS) FROM OPERATIONS                       (669,536)            846,808          (528,464)       1,948,850

OTHER (INCOME) EXPENSE:
    Interest expense                                 378,371             187,015           549,354          355,838
    Other, net                                        (2,047)             (7,100)           (7,144)         (12,939)
                                             ---------------     ---------------    --------------   --------------
          Total other (income) expense               376,324             179,915           542,210          342,899
                                             ---------------     ---------------    --------------   --------------

INCOME (LOSS) BEFORE INCOME TAXES                 (1,045,860)            666,893        (1,070,674)       1,605,951

PROVISION (BENEFIT) FOR INCOME TAXES                (234,897)            275,635          (237,717)         656,668
                                             ---------------     ---------------    --------------   --------------

NET INCOME (LOSS)                            $      (810,963)    $       391,258    $     (832,957)  $      949,283
                                             ===============     ===============    ==============   ==============


NET INCOME (LOSS) PER SHARE
    OF COMMON STOCK                          $         (0.08)    $          0.04    $        (0.09)  $         0.10
                                             ===============     ===============    ==============   ==============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                  9,788,530           9,812,030         9,788,530        9,812,030
                                             ===============     ===============    ==============   ==============

DIVIDENDS PAID PER SHARE                     $          0.00     $          0.00    $         0.00   $         0.00
                                             ===============     ===============    ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       June 30,                  December 31,
                                                                         1996                        1995
                                                                  ----------------             ----------------
                          ASSETS                                     (UNAUDITED)
CURRENT ASSETS:
     Cash                                                         $        103,632             $        447,159
     Accounts receivable-trade, net of allowance for
       doubtful accounts of $152,000 and $39,000
       in 1996 and 1995, respectively                                    2,691,906                    2,784,050
     Inventory                                                           9,056,419                    7,903,179
     Prepaid income taxes                                                  446,571                      203,559
     Deferred income taxes                                                 139,358                       88,321
     Other current assets                                                  657,722                      656,837
                                                                  ----------------             ----------------
            Total current assets                                        13,095,608                   12,113,105
                                                                  ----------------             ----------------

PROPERTY AND EQUIPMENT, at cost                                          2,617,038                    2,474,056
  Less-accumulated depreciation and amortization                        (1,133,434)                  (1,014,966)
                                                                  ----------------             ----------------
            Property and equipment, net                                  1,483,604                    1,459,090

GOODWILL and other, net of accumulated amortization of
  $543,000 and $300,000 in 1996 and 1995, respectively                   5,576,815                    5,761,181
                                                                  ----------------             ----------------
                                                                  $     20,156,027             $     19,333,376
                                                                  ================             ================


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable                                             $      1,705,654             $      1,398,917
     Accrued expenses and other liabilities                                608,270                      655,489
     Income taxes payable                                                    -                           48,300
     Notes payable and current maturities of
       long-term debt                                                    9,247,378                    1,296,359
                                                                  ----------------             ----------------
              Total current liabilities                                 11,561,302                    3,399,065
                                                                  ----------------             ----------------

DEFERRED INCOME TAXES                                                      134,405                       85,197

NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities                                                 42,568                    6,566,809

SENIOR CUMULATIVE CONVERTIBLE PREFERRED STOCK                                -                            -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
       shares authorized, none issued or outstanding                         -                            -
     Common stock, $0.0024 par value; 25,000,000 shares
       authorized, 9,853,161 shares issued in 1996 and 1995                 23,648                       23,648
     Paid-in capital                                                     4,097,361                    4,130,796
     Retained earnings                                                   4,621,088                    5,454,045
     Cummulative Translation Adjustments                                     1,839                        -
     Less:  Unearned Shares held by ESOP, 64,631
       shares in 1996 and 1995                                            (326,184)                    (326,184)
                                                                   ----------------            ----------------
                                     Total stockholders' equity          8,417,752                    9,282,305
                                                                   ----------------            ----------------
                                                                   $    20,156,027             $     19,333,376
                                                                   ================            ================


   The accompanying notes are an integral part of these financial statements.

                           THE LEATHER FACTORY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                         1996                         1995
                                                                   ----------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $       (832,957)           $        949,283
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                            380,409                     204,464
    (Gain) loss on sales of assets                                           (7,554)                      1,585
     Deferred financing costs                                               156,891                           -
     Net changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable-trade                                             70,662                    (686,335)
       Inventory                                                         (1,077,256)                   (451,671)
       Prepaid income taxes                                                (243,012)                          -
       Other current assets                                                  15,770                    (242,134)
       Accounts payable                                                     306,737                    (410,690)
       Accrued expenses and other liabilities                               (47,219)                   (516,465)
       Income taxes payable                                                 (48,300)                    (43,228)
       Deferred income taxes                                                 (1,829)                     (5,522)
                                                                   ----------------            ----------------
     Total adjustments                                                     (494,701)                 (2,149,996)
                                                                   ----------------            ----------------
      Net cash used in operating activities                              (1,327,658)                 (1,200,713)
                                                                   ----------------            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (148,494)                   (201,504)
  Proceeds from sales of assets                                               7,444                       3,000
  Cash paid for acquisitions, net of cash acquired                         (300,000)                 (5,129,221)
  Decrease in assets restricted for acquisitions                                  -                   5,040,656
  Other intangible costs                                                          -                      (8,751)
                                                                   ----------------            ----------------

      Net cash used in investing activities                                (441,050)                   (295,820)
                                                                   ----------------            ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                          2,750,000                   2,000,000
  Payments on notes payable and long-term debt                           (1,323,223)                   (796,587)
  Stock issuance costs                                                      (33,435)                     (8,818)
                                                                   ----------------             ---------------

      Net cash provided by financing activities                           1,393,342                   1,194,595
                                                                   ----------------             ---------------

Effect of exchange rate changes on cash                                       1,839                           _

NET INCREASE (DECREASE) IN CASH                                            (373,527)                   (301,938)

CASH, beginning of period                                                   477,159                     402,253
                                                                   ----------------             ---------------

CASH, end of period                                                $        103,632             $       100,315
                                                                   ================             ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                  $        203,806             $       310,388
  Income taxes paid during the period                                        57,685                     705,420


   The accompanying notes are an integral part of these financial statements.

                           THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1996




                                    Common Stock
                                                                                       Cummulative
                               Number                       Paid-in      Retained      Translation      Unearned
                               of Shares     Par Value      Capital      Earnings      Adjustments     ESOP Shares       Total
                             -----------    ----------    -----------   -----------    -----------     -----------   -------------

BALANCE, December 31, 1995    9,853,161     $   23,648    $ 4,130,796   $ 5,454,045    $         -     $ (326,184)   $   9,282,305

   Stock issuance costs               -              -        (33,435)            -              -              -          (33,435)

   Net loss                           -              -              -      (832,957)             -              -         (832,957)

   Translation Adjustment                                                                    1,839                           1,839
                             ----------     ----------    -----------   -----------    -----------     ----------    -------------
BALANCE, June 30, 1996        9,853,161     $   23,648    $ 4,097,361   $ 4,621,088    $     1,839     $ (326,184)   $   8,417,752
                             ==========     ==========    ===========   ===========    ===========     ==========    =============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     In the opinion of the  Company,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report to Stockholders.

2.  INVENTORIES

    The components of inventory consist of the following:

                                                   June 30,         December 31,
                                                    1996                 1995
                                                 -----------       -------------
      Finished goods held for sale               $ 7,714,066        $ 6,736,811
      Raw materials and work in process            1,342,353          1,166,368
                                                 -----------       -------------
                                                 $ 9,056,419        $ 7,903,179
                                                 ===========       =============

3.  ACQUISITIONS

     On March 1, 1996, the Company acquired all of the issued and outstanding shares of capital stock of The Leather Factory of Canada, Ltd., the Company's Canadian distributor located in Winnipeg, Manitoba. For financial reporting purposes, the transaction was accounted for under the purchase method, effective March 1, 1996. Cost in excess of assets acquired (goodwill) is being amortized over 10 years. The total purchase price was $300,000 (USD). Proforma financial information for the Canadian acquisition is not provided, as such amounts would be insignificant.

4.  NOTES PAYABLE AND LONG-TERM DEBT

     As reported in the Company's 1995 Annual Report on Form 10-KSB, the Company has certain financing arrangements with NationsBank of Texas, N.A. ("NationsBank"). Pursuant to the Second Restated Loan Agreement dated July 24, 1995 and as amended effective December 31, 1995, and March 31, 1996 (the "Loan Agreement"), these NationsBank financing arrangements include a working capital line of credit, an acquisition line of credit, and a term facility. As a result of the loss generated in the current quarter, since June 30, 1996, the Company has been in default under certain financial covenants and the Borrowing Base contained in the Loan Agreement. The default on the Borrowing Base formula for the working capital line of credit involves a portion of the formula which deals with the testing of net income or a derivative thereof, on a rolling four quarter basis. The financial covenants relate to the following ratio tests:

     (1) Current Assets to Current Liabilities;
     (2) Total Liabilities to Tangible Net Worth;
     (3) Senior Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); and
     (4) Cash Flow Ratio.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     On August 14, 1996, effective June 30, 1996, NationsBank and the Company entered into an amendment of the Loan Agreement, whereby NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned events of default under the Loan Agreement until September 30, 1996 (the "Forbearance Period"). In this amendment to the Loan Agreement, NationsBank also waived the default under the Borrowing Base and the net income test was eliminated as part of said Borrowing Base.

     During the Forbearance Period, NationsBank has allowed the Company to continue to use its working capital line of credit. The amendment to the Loan Agreement also provided that since no funds had been advanced on the acquisition line of credit, this line of credit terminated pursuant to its terms on July 24, 1996. Prior to the end of the Forbearance Period, NationsBank will submit a proposal to restructure the working capital line of credit and the term facility on terms and conditions acceptable to NationsBank in its discretion. The Company may accept or reject this proposal. Given the duration of the Forbearance Period, all debt owed to NationsBank as of June 30, 1996, has been reflected on the accompanying financial statements as a current liability.

5. SUBSEQUENT EVENT

     On July 28, 1996, the Company's one year commitment pursuant to a Stock Purchase Agreement with Center Street Capital Partners, L.P. and Stratford Capital Partners, L.P. (the "Buyers") expired according to the terms of said document and will not be renewed. Under the Stock Purchase Agreement dated July 28, 1995, the Buyers agreed to deliver a one year commitment to purchase up to $10 million aggregate principal amount of Senior Cumulative Convertible Preferred Stock, par value $0.10 per share, of the Company, at a purchase price of $100 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Leather Factory, Inc. ("the Company") is a leading one stop source for leather, traditional leathercraft materials involving such products as do-it-yourself kits, stamping sets, and leatherworking tools, craft-related items including various types of leather, lace, beads, and wearable art accessories, hardware, metal garment accessories such as belt buckles, belt buckle designs and conchos, shoe repairing supplies and leather finishes. These products are distributed primarily on a wholesale level and principally through the Company's twenty-two sales/distribution units in the United States and Canada. Moreover, the Company is a manufacturer and distributor of hat trims in braids, leather, and woven fabrics. These hat trims are sold to hat manufacturers and distributors.


RESULTS OF OPERATIONS


         Analysis of Second Quarter 1996 Compared to Second Quarter 1995

                           Income Statement Comparison

     The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                           Quarterly Period Ended
                                                   June 30,
                                             1996           1995
                                             ----           ----

Net sales                                   100.0%         100.0%
Cost of sales                                67.3           56.6
                                            -----          -----
Gross profit                                 32.7           43.4
Operating expenses                           42.0           32.3
                                            -----          -----
Income (loss) from operations                -9.3           11.1
Other (income) expense                        5.3            2.4
                                            -----          -----
Income (loss)  before income taxes          -14.6            8.7
Provision (benefit) for income taxes         -3.3            3.6
                                            -----          -----
Net income (loss)                           -11.3            5.1
                                            =====          =====

REVENUES

     The Company's net sales decreased by 6.1% to $7,155,218 during the second fiscal quarter ended June 30, 1996 from $7,619,499 generated in the second quarter of 1995. The decrease in revenues was primarily due to reduced sales at our Roberts Cushman & Company, Inc. Subsidiary ("Cushman") and reduced unit sales to the retail craft industry. These decreases were partially offset by increases in bulk leather sales. The Company's sales to the retail craft industry and its sales at Cushman continued to be negatively impacted during the quarter by challenging retail environments in the craft and western markets.

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

COSTS, GROSS PROFIT, AND EXPENSES

     Cost of sales as a percentage of revenue was 67.3% for the second fiscal quarter of 1996 as compared to 56.6% for the same quarter in 1995. The difference in the relative cost of sales percentage was principally attributable to a change in sales mix and price competition in a very competitive market environment. The Company also recorded a $200,000 inventory reserve given these market conditions. The change in sales mix is due to the reduced sales and market conditions noted above.

     A higher relative cost of sales percentage meant that gross profit as a percentage of sales was lower for the quarter ended June 30, 1996 compared to June 30, 1995. Gross profit as a percentage of sales decreased to 32.7% in 1996 from 43.4% in 1995. Total gross profit decreased 29.2% to $2,337,962 from $3,304,296 generated in the quarter ended June 30, 1995. This decrease was due to unit sales decreases and the change in sales mix as discussed above.

     Operating expenses increased $550,010 or 22.3% to $3,007,498 during the second fiscal quarter of 1996 from $2,457,488 during the quarter ended June 30, 1995. The increase in the dollar amount of operating expenses between the two quarters was the net result of various factors including, an increase in bad debt expense of $120,665 because of a significant customer (3% of 1995 net sales) declaring Chapter 11 bankruptcy, and also, expenses associated with two new locations, write-off of certain financing costs for acquisition financing commitments which expired in July 1996, write down of certain purchased goodwill due to an impairment of said goodwill, increased advertising expense to generate new sales and an increase in operating expenses at Cushman, some of which were related to former labor problems. These increased operating expenses were partially offset by lower discretionary bonuses and lower commissions. For more information on the expired financing commitments, please see "-Capital Resources and Liquidity" below.


OTHER (INCOME) EXPENSE

     Other expenses were $376,324 for the second fiscal quarter of 1996 as compared to $179,915 during the same quarter in 1995. This increase was primarily due to the write-off of the commitment and facility fees attributable to the acquisition financing commitments which expired in July 1996 as noted above. Excluding this write-off interest expense between the two periods is essentially the same.

NET INCOME

     Net income decreased to a net loss of $810,963 during the second fiscal quarter of 1996 from a net gain of $391,258 during the quarter ended June 30, 1995. The size of this decrease in net income between the two quarters is due to the factors noted above regarding sales, gross profit, operating expenses and other (income) expense.

                   Analysis of Six Months Ended June 30, 1996
                        to Six Months Ended June 30, 1995

                           Income Statement Comparison

     The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                Six Months Ended
                                                    June 30,
                                            1996               1995

Net sales                                  100.0%             100.0%
Cost of sales                               63.9               56.4
                                           -----              -----
Gross profit                                36.1               43.6
Operating expenses                          39.7               31.5
                                           -----              -----
Income (loss) from operations               -3.6               12.1
Other (income) expense                       3.7                2.1
                                           -----              -----
Income (loss) before income taxes           -7.3               10.0
Provision (benefit) for income taxes        -1.6                4.1
                                           -----              -----
Net income (loss)                           -5.7%               5.9%
                                           =====              =====

REVENUES

     The Company's net sales decreased by 10.4% to $14,512,023 during the six months ended June 30, 1996 from $16,188,441 generated in the same period of 1995. The decrease in revenues was primarily due to $504,247 lower sales at Cushman and reduced sales of $1,014,427 to the retail craft industry. During the six months ended June 30, 1996, the Company's sales continued to be impacted by the softness in the craft and western markets.

COSTS, GROSS PROFIT, AND EXPENSES

     Cost of sales as a percentage of revenue was 63.9% for the six months ended June 30, 1996 as compared to 56.4% for the same six months in 1995. The difference in the relative cost of sales percentage was principally attributable to a change in sales mix and price competition in a very competitive market environment. The Company also recorded a $200,000 inventory reserve given these market conditions.

     Operating expenses increased $658,240 or 12.9% to $5,761,090 during the six months ended June 30, 1996 from $5,102,850 during the same time in 1995. The increase in the dollar amount of operating expenses between the two six month periods was due to various factors, including an increase in bad debt expense of $120,665 because of a significant customer (3% of 1995 net sales) declaring Chapter 11 bankruptcy, and also, expenses associated with two new locations, write-off of certain financing costs for acquisition financing commitments which expired in July 1996, write down of certain purchased goodwill due to an impairment of said goodwill, increased advertising expense to generate new sales, increased salary expense to build company infrastructure and an increase in operating expenses at Cushman, some of which were related to the former labor problems. These increases in operating expenses were partially offset by lower discretionary bonuses and commissions.


OTHER (INCOME) EXPENSE

     Other expenses were $542,210 for the six months ended June 30, 1996 as compared to $342,899 during the six months ended in June of 1995. This increase was primarily due to the write-off of the commitment and facility fees attributable to the acquisition financing commitments which expired in July 1996, as noted above. Excluding this write-off, interest expense between the two periods is essentially the same.

NET INCOME

     Net income decreased to a net loss of $832,957 for the six months ended June 30, 1996 from a net gain of $949,283 during the six months ended June 30, 1995. The size of this decrease in net income between the two quarters is due to the factors noted above regarding sales, gross profit, operating expenses and other (income) expense.


CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of liquidity and capital resources during the first six months of 1996 were borrowings on the Company's credit facility with NationsBank of Texas, N.A. ("NationsBank") and operating leases.

     The decrease in accounts receivable to $2,691,906 at June 30, 1996 from $2,784,050 at December 31, 1995, reflected the decrease in the Company's sales as well as a $113,000 net increase in the Company's allowance for doubtful accounts. This decrease in accounts receivable was also net of an adjustment to accounts receivable of $21,482 due to the acquisition of The Leather Factory of Canada, Ltd. ("TLF Canada"). The acquisition of the outstanding stock of TLF Canada was consummated on March 1, 1996. With the decreased sales, the increase in the allowance for doubtful accounts and the adjustment to accounts receivable, the number of day's receivables remained relatively constant, increasing from 32 days at December 31, 1995 to 34 days at June 30, 1996.

     Inventory increased to $9,056,419 at June 30, 1996 from $7,903,179 as of December 31, 1995. This increase involved the inventory purchased in the TLF Canada acquisition in the amount of $75,984, additional inventory acquired by the TLF Canada location after the purchase date noted above, items purchased to open the new unit in Charlotte, North Carolina, increased inventory levels in the Fort Worth manufacturing location and the central warehouse for the anticipated orders from large volume customers due to previously arranged and contractually committed sales programs, and higher than usual inventory quantities of certain types of leather bought in order to avoid projected increases in hide prices resulting from world-wide market forces. The inventory balance as of June 30, 1996 was net of a $200,000 inventory reserve in recognition of current market conditions. After reflecting the $200,000 inventory reserve, inventory turned during the first six months of 1996 at an annual rate of 2.19 times. This inventory turnover parameter was slightly below the first quarter amount of 2.20 times, and was relatively consistent with the 1995 and 1994 ratio of 2.32 times.

     Pursuant to the provisions of Financial Accounting Standards No. 95, "Statement of Cash Flows," the amounts of accounts receivable and inventory purchased in the TLF Canada transaction were not reflected in the net changes in assets and liabilities shown on the attached Consolidated Statements of Cash Flows.

     The uses of cash beyond inventory, accounts receivable, and debt payments involved the cash portion of the consideration paid to acquire the stock of TLF Canada, and the making of capital expenditures. Cash used for capital expenditures totaled $148,494 and $201,504 for the six months ended June 30, 1996 and 1995, respectively. These capital expenditures involved various equipment and furniture and fixtures additions associated with the Company's expansion.

     On July 28, 1995, the Company entered into a Stock Purchase Agreement with Center Street Capital Partners, L.P., a Delaware limited partnership, and Stratford Capital Partners, L.P., a Texas limited partnership (the "Buyers"), pursuant to which the Buyers agreed to deliver a one year commitment to purchase up to $10 million aggregate principal amount of Senior Cumulative Convertible Preferred Stock, par value $0.10 per share (the "Preferred Stock"), of the Company, at a purchase price of $100 per share. The Company also obtained a one year commitment from NationsBank to provide a $10 million acquisition line of credit ("Acquisition Line"). The Preferred Stock and the Acquisition Line comprised the Acquisition Facility. The one year commitments provided by the Buyers and NationsBank in connection with the Acquisition Facility have expired pursuant to the terms of the respective governing documents. No amounts were drawn by the Company on the Acquisition Facility prior to its expiration.

     In addition to the Acquisition Line previously noted, the Company has certain other financing arrangements with NationsBank. Pursuant to the Second Restated Loan Agreement dated July 24, 1995 and as amended effective December 31, 1995, and March 31, 1996 (the "Loan Agreement"), the NationsBank financing arrangements also include a working capital line of credit and a term facility. The Company presently has outstanding principal balances on its working capital line of credit and its term facility of $6,250,000 and $3,500,000, respectively. Since June 30, 1996, the Company has been in default under certain financial covenants and the Borrowing Base contained in the Loan Agreement. The default on the Borrowing Base formula for the working capital line of credit involves a portion of the formula which deals with the testing of net income or a derivative thereof, on a rolling four quarter basis. The financial covenants relate to the following ratio tests:

     (1) Current Assets to Current Liabilities;
     (2) Total Liabilities to Tangible Net Worth;
     (3) Senior Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); and
     (4) Cash Flow Ratio.

     On August 14, 1996, effective June 30, 1996, NationsBank and the Company entered into an amendment of the Loan Agreement, whereby NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned events of default under the Loan Agreement until September 30, 1996 (the "Forbearance Period"). In this amendment to the Loan Agreement, NationsBank also waived the default under the Borrowing Base and the net income test was eliminated as part of said Borrowing Base.

     During the Forbearance Period, NationsBank has allowed the Company to continue to use its working capital line of credit. As of June 30, 1996, the Company's availability on its working capital line of credit was $776,000. As noted above, the amendment to the Loan Agreement also provided that since no funds had been advanced on the Acquisition Line, this line of credit terminated pursuant to its terms on July 24, 1996. Prior to the end of the Forbearance Period, NationsBank will submit a proposal to the Company relative to the restructure of the working capital line of credit and the term facility on terms and conditions acceptable to NationsBank in its sole and absolute discretion. The Company may accept or reject this proposal. In the event that the Company and NationsBank cannot come to mutually agreeable terms on the restructure of the Company's indebtedness, at the end of the Forbearance Period, NationsBank may exercise its legal rights under the Loan Agreement, including the demand for immediate payment of all outstanding balances and foreclose on the Company's assets securing the NationsBank loans if payment is not made. In this event, if the Company cannot obtain alternative financing, the Company could be forced to consider other strategies, including reorganization under federal bankruptcy protection. These alternative financing sources could include not only commercial banks, but also asset-lenders and/or private equity or debt investors/lenders.

     Notwithstanding the Company's continuing default under the Loan Agreement, management believes that such strategies will not be necessary in that: (i) the Company has not missed or been late on a principal or interest payment and has no reason to believe that there will be any problems with principal and interest payments in the future; (ii) the Company is only moderately leveraged on a debt to equity basis; and (iii) even though new sales programs which were initiated earlier in the year haven't yet been reflected in the Company's sales in a significant manner, management continues to believe that the area of the largest year to date sales decline, sales to craft retailers, will experience increases for the balance of the year. Management is confident of executing an agreement with NationsBank on or before the end of the Forbearance Period or alternatively, of being able to find similar financing arrangements with another institution. See also Notes to Consolidated Financial Statements and Item 3. Defaults in Senior Securities as provided elsewhere herein.

     While subject to the issues surrounding the Company's financing arrangements, the Company's management believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and internal growth, including the opening or adding of new sales/distribution units. While contingent upon the Company's ability to maintain an acceptable financing structure upon the termination of the Forbearance Period, during the remainder of the fiscal year ending December 31, 1996, funding for the opening of new units and the acquisition of companies in related business is expected to be provided by operating leases, cash flow from operating activities, and additional financings when possible through bank credit facilities as well as debt or equity placements.

     To execute the Company's previously announced acquisition strategy, which is not a priority given the Company's present operating results, the Company may also utilize Common Stock to assist in the purchase transactions where appropriate. Management can make no assurances as to whether the Company can obtain the previously described additional financing in order to make acquisitions, nor can there be any assurance that owners of companies acquired by the Company in the future will accept shares of Common Stock as all or a portion of the consideration to be paid.


CAUTIONARY STATEMENT

     The disclosures under "-Results of Operations" and "-Capital Resources and Liquidity" and in the Notes to Consolidated Financial Statements as provided elsewhere herein contain forward-looking statements. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, and possible negative trends in the craft and western retail markets, customer acceptance of existing and new products, or otherwise, pricing pressures due to competitive industry conditions, increases in prices for leather, which is a world-wide commodity, which for some reason, may not be passed on to the customers of the Company's products, change in tax rates, change in interest rates, change in the commercial banking environment, problems with the importation of the products which the Company buys in 14 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by said countries of Most Favored Nation status with the United States of America, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     As previously reported by the Company, in connection with the labor strike by the Union of Needletrades, Industrial and Textile Employees ("UNITE") at the Cushman manufacturing facility in New York, New York, the Company is party to certain actions before the National Labor Relations Board ("NLRB"). The following narrative describes the recent developments in these matters.

     On November 14, 1995, UNITE filed unfair labor practice charges with the NLRB (Cause No. 2-CA-28871). The charges allege that Cushman had interfered with its employees' exercise of their rights under the National Labor Relations Act by threatening loss of job, relocating the factory to Texas and interrogating employees about their union activity. Following investigation, the NLRB's New York Regional Office issued a complaint on the issues raised by UNITE. The case is set for trial before an administrative law judge in mid-September.

     UNITE held a representation election at Cushman on August 1, 1996. The Company won the election by a vote of 39 to 20. Although this election result has no direct effect on the unfair labor practice case described above, no union is, or can be, a bargaining agent for these employees for at least 12 months.

     Even if the unfair labor practice case proceeds to trial, the Company has vigorously denied any allegations of wrongdoing and will diligently prosecute its defense. Should the Company not prevail, management believes that damages, in the form of back pay, will not have a material adverse effect on the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Since June 30, 1996, the Company has been in default under financing arrangements with NationsBank. These events of default involve noncompliance with certain financial covenants and the Borrowing Base contained in the Loan Agreement. The Company is not in default in the payment of principal or interest. All such payments are current. The default on the Borrowing Base formula for the working capital line of credit involves a portion of the formula which deals with the testing of net income or a derivative thereof, on a rolling four quarter basis. Pursuant to the terms of the Loan Agreement, the Company is in default of the following financial covenants:

     (1) Current Assets to Current Liabilities;
     (2) Total Liabilities to Tangible Net Worth;
     (3) Senior Funded Debt to EBITDA; and
     (4) Cash Flow Ratio

     On August 14, 1996, effective June 30, 1996, NationsBank and the Company entered into an amendment of the Loan Agreement, whereby NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned events of default under the Loan Agreement until September 30, 1996. In this amendment to the Loan Agreement, NationsBank also waived the default under the Borrowing Base and the net income test was eliminated as part of said Borrowing Base. See also Notes to Consolidated Financial Statements and "-Capital Resources and Liquidity" contained elsewhere herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 22, 1996, the Annual Meeting of the Stockholders of the Company was held in the Citizen A & B Rooms, third floor at the Radisson Hotel, Fort Worth, Texas to consider and act upon the following matters:

    (1) To elect the following individuals to serve as directors until the Company's 1997 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

              Wray Thompson                           Luther A. Henderson
              Ronald C. Morgan                        Robert M. Rough
              Robin L. Morgan                         H. W. "Hub" Markwardt
              William M. Warren
              John Tittle, Jr.

     (2) To ratify the 1995 Director Non-Qualified Stock Option Plan of The Leather Factory, Inc.; and

     (3)  To ratify the 1995 Stock Option Plan of The Leather Factory, Inc.

     The stockholders of the Company approved matter (2) above by a vote of (i) 8,137,681, or 82.6% of the total outstanding, in favor, (ii) 30,360 or .31% of the total outstanding, against, and (iii) 3,378 abstained from voting. As far as item (3) above, the stockholders of the Company approved this matter by a vote of (i) 8,139,806, or 82.6% of the total outstanding, in favor, (ii) 27,519 or
 .28% of the total outstanding, against, and (iii) 4,394 abstained from voting.

     As to item (1) above, the following table depicts the votes cast for and against, as well as those which abstained from voting, as to the election of the aforementioned individuals as a director of the Company as noted above:


                                   For          Against       Abstaining
                                   ---          -------       ----------
     Wray Thompson              8,628,163        3,566          5,200
     Ronald C. Morgan           8,628,463        3,522          5,200
     Robin L. Morgan            8,628,463        3,522          5,200
     William M. Warren          8,628,463        3,522          5,200
     John Tittle, Jr.           8,628,463        3,522          5,200
     Luther A. Henderson        8,628,463        3,522          5,200
     Robert M. Rough            8,627,758        3,827          5,200
     H. W. "Hub" Markwardt      8,628,463        3,522          5,200


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



                                  THE LEATHER FACTORY, INC.
                                  (Registrant)


Date: August 19, 1996             By /s/ Wray Thompson
                                    ------------------
                                     Wray Thompson
                                     Chairman of the Board,
                                      President and
                                      Chief Executive Officer



Date: August 19, 1996             By /s/ John Tittle, Jr.
                                    ---------------------
                                     John Tittle, Jr.
                                     Chief Financial Officer,
                                      Treasurer and Director
                                      (Chief Financial and
                                       Accounting Officer)

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

  4.10    Second  Amendment to Second  Restated Loan  Agreement  effective as of
          March 31, 1996, by and between The Leather  Factory,  Inc., a Delaware
          Corporation, and NationsBank of Texas, N.A., filed as Exhibit No. 4.10 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc.
          (Commission  File No.  1-12368) filed with the Securities and Exchange
          Commission on May 20, 1996, and incorporated by reference herein.

 *4.11    Forbearance  Agreement  and Third  Amendment to Second  Restated  Loan
          Agreement  as of June 30,  1996,  by and between The Leather  Factory,
          Inc., a Delaware Corporation, and NationsBank of Texas, N.A.

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

  10.15 Guaranty, as amended, dated July 24, 1995, by and between NationsBank of Texas, N. A., The Leather Factory, Inc., Wray Thompson, Ronald
          Morgan, and Robin Morgan,  filed as Exhibit No. 10.15 to the Quarterly
          Report on Form 10-QSB of The Leather  Factory,  Inc.  (Commission File
          No. 1-12368) filed with the Securities and Exchange Commission on November 9, 1995, and incorporated herein by reference.

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

  *27.1   Financial Data Schedule




- ------------
*Filed herewith.

                                  EXHIBIT 4.11

                            FORBEARANCE AGREEMENT AND
                THIRD AMENDMENT TO SECOND RESTATED LOAN AGREEMENT


          This Forbearance Agreement and Third Amendment to Second Restated Loan Agreement ("Amendment") is entered into and is effective as of June 30, 1996, by and among NATIONSBANK OF TEXAS, N.A. ("Bank"), THE LEATHER
     FACTORY, INC., a Delaware corporation ("Borrower"), and THE LEATHER FACTORY, INC., a Texas corporation, and ROBERTS, CUSHMAN & COMPANY, INC., a New York corporation (together hereinafter referred to as "Guarantors"). This Amendment amends a Second Restated Loan Agreement dated as of July 24, 1995, by and among Bank, Borrower and Guarantors, as amended by a First Amendment to Second Restated Loan Agreement dated as of December 31, 1995, and by a Second Amendment to Second Restated Loan Agreement dated as of March 31, 1996 ("Loan Agreement"), and for purposes of this Amendment, the capitalized terms used herein shall have the same meaning as assigned to them in the Loan Agreement, except as otherwise provided herein.

          WHEREAS, Borrower is in default under certain financial covenants and the Borrowing Base contained in the Loan Agreement, and Borrower has requested Bank to: (i) forbear exercising its legal rights arising from the financial covenant defaults for a specified period of time; and (ii) waive the default under the Borrowing Base by amending the Loan Agreement in certain respects thereto, and Bank has agreed to the same subject to the terms and conditions hereinafter set forth;

          NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements hereinafter set forth, Borrower, Bank and Guarantors hereby agree as follows:

          1. DEFAULTS. Borrower acknowledges that it is in default of the following financial covenants under Section 4A of the Loan Agreement ("Existing Defaults"), and Borrower is further in default of the Borrowing Base under Section 2D:

                                                  ACTUAL            REQUIRED

         (i)      Assets/Current Liabilities       1.13                2.0

         (ii)     Total Liabilities/
                  Tangible Net Worth               4.13                2.75

         (iii)    EBITDA Ratio                    11.82                2.50

         (iv)     Cash Flow Ratio                  0.01                1.50

          2. FORBEARANCE; BORROWINGS. The Bank agrees that from the effective date hereof until September 30, 1996 ("Forbearance Period"), it will not make demand or institute legal proceedings to enforce collection of the Loans and Borrower may continue to borrow, repay and borrow again under the Revolving Line; provided, however, Bank's forbearance in exercising these rights and remedies and Borrower's right to continue to borrow under the Revolving Line will be conditioned upon there being: (i) no change in the financial covenant ratios set forth above so as to cause further and more severe noncompliance therewith; and (ii) no other default under the Loan Documents, and in the event any such default occurs, this Agreement will become null and void and the Bank may exercise any and all rights and remedies available at law or in equity and Borrower's right to borrow under the Revolving Line will cease. At the end of the Forbearance Period, the Bank's forbearance of the Existing Defaults will cease, and Borrower will be subject to compliance with the financial covenant ratios set forth in
     Section 4A of the Loan Agreement, as well as all other terms and provisions of the Loan Documents. Bank may exercise any and all of its rights and remedies available at law or in equity, including terminating Borrower's right to borrow under the Revolving Line, if after the Forbearance Period any default, including continuation of the Existing Defaults, exists under the Loan Documents.

          3. AMENDMENT TO LOAN AGREEMENT. Bank hereby waives Borrower's default under the Borrowing Base. The net income multiple for calculating the Borrowing Base is deleted and, the first paragraph of Section D of the Loan Agreement is amended in its entirety to read as follows:

          BORROWING BASE. The aggregate principal amount of all amounts from time to time advanced pursuant to the terms of the Revolving Line shall not exceed the Borrowing Base (herein so called) which will be equal to the lesser of: (i) $10,000,000.00; or (ii) eighty percent (80%) of Eligible Accounts Receivable, plus sixty percent (60%) of Eligible Inventory; minus: (i) outstanding L/C's and B.A.'s; and (ii) a $1,072,000.00 reserve ("Reserve") (the Reserve being reduced as the outstanding balances of the 1993 Non-Qualified Incentive Stock Option Loans made by Bank to stock owners of Borrower under the Letter Agreement dated January 30, 1995, reduces on a one to one basis). For purposes of the following definitions, Borrower will include TLF-Texas, R,C & Co. and any acquired businesses.

          4. LOAN RESTRUCTURE. Borrower acknowledges that Bank has no obligation to continue to forbear exercising its rights and remedies due to the Existing Defaults or any other default after the Forbearance Period; however, prior to the end of the Forbearance Period, Bank will submit to Borrower a proposal to restructure the Loans on terms and conditions acceptable to Bank in its sole and absolute discretion, which Borrower may accept or reject.

          5. TERMINATION OF ACQUISITION LINE. Borrower and Bank acknowledge that no borrowings were requested or advances made under the Acquisition Line during the required Funding Period, and; consequently, the Acquisition Line terminated as of July 24, 1996, and Bank has no obligation to renew or extend the Acquisition Line.

          6. CONTINUATION OF USAGE FEE. Borrower acknowledges that notwithstanding the restriction on further borrowings under the Revolving Line while a default exists under the Loan Documents, the one-quarter of one percent (0.25%) usage fee on the unused portion of the Revolving Line under Paragraph E(i) of the Loan Agreement will continue to be due and payable as provided therein.

          7. FORBEARANCE FEE. As additional consideration for the Bank's forbearance of the Existing Defaults during the Forbearance Period, Borrower will pay the Bank a fee equal to $10,000.00 simultaneously with the execution of this Agreement.


          8. FIELD INSPECTION. In accordance with the terms of the Loan Documents, Bank will conduct a field inspection of the collateral securing the Loans, at the Borrower's expense, not to exceed $5,000.00.


          9. NO WAIVER. The Bank's forbearance of the Existing Defaults will not be construed as a waiver of the Existing Defaults or a waiver of any other default now existing (other than that under the Borrowing Base waived above) or hereafter arising under the Loan Documents, or a waiver of any rights, remedies or recourses available to Bank or an election of remedies resulting from any default under the Loan Documents.


          10. RATIFICATION. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Loan Agreement and the other Loan Documents, and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Loan Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect. The Loan Agreement and the other Loan Documents, as amended hereby, shall continue to be legal, valid, binding and enforceable in accordance with their respective terms.

          11. REPRESENTATIONS AND WARRANTIES. Borrower and Guarantors hereby represent and warrant to the Bank that: (a) the execution, delivery and performance of this Amendment and any and all other Loan Documents executed and/or delivered in connection herewith have been authorized by all requisite corporate action on the part of Borrower and will not violate the Certificate and/or Articles of Incorporation or Bylaws of Borrower; (b) the officers executing this Amendment on behalf of Borrower have been authorized by the Board of Directors to execute this Amendment and any and all other Loan Documents to be executed and/or delivered in connection herewith; (c) the representations and warranties contained in the Loan Agreement, as amended hereby, and the other Loan Documents are true and correct on and as of the date hereof as though made on and as of each such date; (d) except for the Existing Defaults, no default under the Loan Agreement, as amended hereby, has occurred and is continuing; (e) except for the Existing Defaults, Borrower and Guarantors are in full compliance with all covenants and agreements contained in the Loan Agreement and the other Loan Documents, as amended hereby; and (f) Borrower has not amended its Certificate and/or Articles of Incorporation or its Bylaws since the date of the Loan Agreement.


          12. SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All representations and warranties made in the Loan Agreement or any other Loan Documents, including, without limitation, any document furnished in connection with this Amendment, shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by the Bank or any closing shall affect the representations and warranties or the right of the Bank to rely upon them.


          13. REFERENCE TO LOAN AGREEMENT. The Loan Agreement and each of the other Loan Documents, and any and all other agreements, documents or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Loan Agreement, as amended hereby, are hereby amended so that any reference to the Loan Agreement and such other Loan Documents to the Loan Agreement shall mean a reference to the Loan Agreement as amended hereby.

          14. SEVERABILITY. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.


          15. SUCCESSORS AND ASSIGNS. This Amendment is binding upon and shall inure to the benefit of the Bank, Borrower and Guarantors, and their respective heirs, executors, successors and assigns, except that Borrower and Guarantors may not assign or transfer any of its rights or obligations hereunder without the prior written consent of the Bank.


          16. COUNTERPARTS. This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.


          17. HEADINGS. The headings, captions and arrangements used in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.


          18. GOVERNING LAW. This Amendment and the rights and obligations of the parties hereunder shall be governed by and interpreted in accordance with the laws of Texas and applicable United States federal law, and is performable by Borrower and Guarantors in the county or city of Bank's address set out in the Loan Agreement, and they expressly waive any objection as to venue in such location.


          19. NO FURTHER AGREEMENTS. THIS WRITTEN AGREEMENT, AND THE OTHER LOAN DOCUMENTS SPECIFICALLY REFERENCED HEREIN, REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES HERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES HERETO. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES HERETO.

                                    BANK:

                                            NATIONSBANK OF TEXAS, N.A.



                                            By:/s/ Denise Karnei
                                               --------------------------------
                                                 DENISE KARNEI, Vice President

                         BORROWER:

                              THE LEATHER FACTORY, INC., a Delaware corporation



                              By: /s/ John Tittle, Jr.
                                  ---------------------------------------------
                                  JOHN TITTLE, JR., Chief Financial Officer and Treasurer

                         GUARANTORS:

                              THE LEATHER FACTORY, INC., a Texas corporation



                              By: /s/ John Tittle, Jr.
                                  ---------------------------------------------
                                  JOHN TITTLE, JR., Chief Financial Officer and Treasurer


                              ROBERTS, CUSHMAN & COMPANY, INC., a New York corporation



                              By: /s/ John Tittle, Jr
                                  ---------------------------------------------
                                  JOHN TITTLE, JR., Chief Financial Officer and Treasurer