Form 10-Q
period 1996-09-30
LEATHER FACTORY INC
filed 1996-11-13
CIK 909724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

        (Mark One)

       {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                                                  OR

       { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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


                     Yes    X     No
                         -----       -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares outstanding as of
        Class                                            November 15, 1996
--------------------------                        ------------------------------
Common Stock, par value                                  9,853,161
$.0024 per share

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED September 30, 1996


                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income
Three and nine months ended
September 30, 1996 and 1995 . . . .  . . . . . . . . . . . . . . . . . . . 3

Consolidated Balance Sheets
September 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Cash Flows
Nine months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . 5

Consolidated Statement of Stockholders' Equity
Nine months ended September 30, 1996. . . . .  . . . . . . . . . . . . . . 6

Notes to Consolidated Financial Statements. . .. . . . . . . . . . . . . . 7-8


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . . . . . . .  9-14



PART II. OTHER INFORMATION


Item 1. Legal Proceedings. . .. .  . . . . . . . . . . . . . . . . . . . . 15

Item 3. Default Upon Senior Securities. . . . . . . . .. . . . . . . . . . 15

Item 6. Exhibits and Reports on Form 8-K. . . . . . . .. . . . . . . . . . 16



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17



EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18-22

                                             THE LEATHER FACTORY, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)
                                             THREE AND NINE MONTHS ENDED
                                             SEPTEMBER 30, 1996 AND 1995




                                                                THREE MONTHS                               NINE MONTHS

                                                            1996              1995                    1996              1995
                                                      ----------------  ----------------        ----------------  ----------------

NET SALES                                             $     7,015,834   $     7,580,224         $    21,527,857   $    23,768,665

COST OF SALES                                               4,238,206         4,503,675              13,517,603        13,640,416
                                                      ----------------  ----------------        ----------------  ----------------

                Gross Profit                                2,777,628         3,076,549               8,010,254        10,128,249

OPERATING EXPENSES                                          2,522,552         2,561,332               8,283,642         7,664,182
                                                      ----------------  ----------------        ----------------  ----------------

INCOME (LOSS) FROM OPERATIONS                                 255,076           515,217               (273,388)         2,464,067

OTHER (INCOME) EXPENSE:
      Interest expense                                        238,163           187,457                 787,517           543,295
      Other, net                                                1,363          (18,062)                 (5,781)          (31,001)
                                                      ----------------  ----------------        ----------------  ----------------
                Total other (income) expense                  239,526           169,395                 781,736           512,294
                                                      ----------------  ----------------        ----------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES                              15,550           345,822             (1,055,124)         1,951,773

PROVISION (BENEFIT) FOR INCOME TAXES                            1,159           141,336               (236,558)           798,004
                                                      ----------------  ----------------        ----------------  ----------------

NET INCOME (LOSS)                                     $        14,391   $       204,486         $     (818,566)   $     1,153,769
                                                      ================  ================        ================  ================


NET INCOME (LOSS) PER SHARE
      OF COMMON STOCK                                 $          0.00   $          0.02         $        (0.08)   $          0.12
                                                      ================  ================        ================  ================

WEIGHTED AVERAGE COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING                         9,788,530         9,836,645               9,788,530         9,820,235
                                                      ================  ================        ================  ================

DIVIDENDS PAID PER SHARE                              $          0.00   $          0.00         $          0.00   $          0.00
                                                      ================  ================        ================  ================


                        The accompanying notes are an intergral part of these financial statements.




                                              THE LEATHER FACTORY, INC.
                                             CONSOLIDATED BALANCE SHEETS



                                                                            September 30,               December 31,
                                                                               1996                         1995
                                                                        ------------------           -----------------
                              ASSETS                                             (UNAUDITED)
CURRENT ASSETS:
     Cash                                                               $         218,372            $        477,159
     Accounts receivable-trade, net of allowance for
       doubtful accounts of $44,000 and $39,000
        in 1996 and 1995, respectively                                          2,694,409                   2,784,050
     Inventory                                                                  8,791,725                   7,903,179
     Prepaid income taxes                                                         468,511                     203,559
     Deferred income taxes                                                        114,431                      88,321
     Other current assets                                                         535,546                     656,837
                                                                        ------------------           -----------------
                    Total current assets                                       12,822,994                  12,113,105
                                                                        ------------------           -----------------

PROPERTY AND EQUIPMENT, at cost                                                 2,642,212                   2,474,056
  Less-accumulated depreciation and amortization                              (1,201,850)                 (1,014,966)
                                                                        ------------------           -----------------
                    Property and equipment, net                                 1,440,362                   1,459,090

GOODWILL and other, net of accumulated amortization of
       $591,000 and $300,000 in 1996 and 1995, respectively                     5,527,177                   5,761,181
                                                                        ------------------           -----------------
                                                                        $      19,790,533            $     19,333,376
                                                                        ==================           =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $       1,063,095            $      1,398,917
     Accrued expenses and other liabilities                                       589,156                     655,489
     Income taxes payable                                                               -                      48,300
     Notes payable and current maturities of
       long-term debt                                                           9,548,361                   1,296,359
                                                                        ------------------           -----------------
                    Total current liabilities                                  11,200,612                   3,399,065
                                                                        ------------------           -----------------

DEFERRED INCOME TAXES                                                             132,577                      85,197

NOTES PAYABLE AND LONG-TERM DEBT,
  net of current maturities                                                        30,102                   6,566,809

SENIOR CUMULATIVE CONVERTIBLE PREFERRED STOCK                                           -                           -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
       shares authorized, none issued or outstanding                                    -                           -
     Common stock, $0.0024 par value; 25,000,000 shares
       authorized, 9,853,161 shares issued in 1996 and 1995                        23,648                      23,648
     Paid-in capital                                                            4,091,842                   4,130,796
     Retained earnings                                                          4,635,479                   5,454,045
     Cumulative Translation Adjustments                                             2,457                           -
     Less:  Unearned Shares held by ESOP, 64,631
       shares in 1996 and 1995                                                  (326,184)                   (326,184)
                                                                        ------------------           -----------------
                    Total stockholders' equity                                  8,427,242                   9,282,305
                                                                        ------------------           -----------------
                                                                        $      19,790,533            $     19,333,376
                                                                        ==================           =================

                     The accompanying notes are an integral part of these financial statements.

                                                          4

                                              THE LEATHER FACTORY, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                                                                    1996                    1995
                                                                             -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $      (818,566)        $      1,153,769
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                                      498,371                 312,435
    (Gain) loss on sales of assets                                                    (7,541)                 (9,094)
     Deferred financing costs                                                         156,891                       -
     Net changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable-trade                                                       68,159               (151,036)
       Inventory                                                                    (812,562)               (319,547)
       Prepaid income taxes                                                         (264,952)                (61,284)
       Other current assets                                                           137,946               (535,894)
       Accounts payable                                                             (335,822)               (284,766)
       Accrued expenses and other liabilities                                        (66,333)               (360,551)
       Income taxes payable                                                          (48,300)                (88,176)
       Deferred income taxes                                                           21,270                (25,428)
                                                                             -----------------       -----------------
     Total adjustments                                                              (652,873)             (1,523,341)
                                                                             -----------------       -----------------

      Net cash used in operating activities                                       (1,471,439)               (369,572)
                                                                             -----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (173,591)               (349,846)
  Proceeds from sales of assets                                                         7,444                  16,279
  Cash paid for acquisitions, net of cash acquired                                  (300,000)             (5,130,971)
  Decrease in assets restricted for acquisitions                                            -               5,040,656
  Other intangible costs                                                                    -                (28,389)
                                                                             -----------------       -----------------

      Net cash used in investing activities                                         (466,147)               (452,271)
                                                                             -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                                    3,300,000               2,574,904
  Payments on notes payable and long-term debt                                    (1,584,704)             (1,720,049)
  Stock issuance costs                                                               (38,954)                 (8,818)
                                                                             -----------------       -----------------

      Net cash provided by financing activities                                     1,676,342                 846,037
                                                                             -----------------       -----------------

Effect of exchange rate changes on cash                                                 2,457                       -

NET INCREASE (DECREASE) IN CASH                                                     (258,787)                  24,194

CASH, beginning of period                                                             477,159                 402,253
                                                                             -----------------       -----------------

CASH, end of period                                                          $        218,372        $        426,447
                                                                             =================       =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                            $        539,829        $        461,651
  Income taxes paid during the period                                                  57,685               1,045,539

                     The accompanying notes are an integral part of these financial statements.


                                                     THE LEATHER FACTORY, INC.
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                 NINE MONTHS ENDED SEPTEMBER 30, 1996






                                        Common Stock                                       Cumulative
                                   ------------------------
                                        Number                  Paid-in      Retained     Translation     Unearned
                                     of Shares  Par Value       Capital      Earnings     Adjustments   ESOP Shares         Total
                                   ------------ ----------------------------------------  ------------- -------------  -------------

BALANCE, December 31, 1995           9,853,161  $   23,648 $    4,130,796 $   5,454,045   $          -  $  (326,184)   $   9,282,305

   Stock issuance costs                      -           -       (38,954)             -              -             -        (38,954)

   Net loss                                  -           -              -     (818,566)              -             -       (818,566)

   Translation adjustment                                                                        2,457                         2,457
                                   ------------ ----------------------------------------  ------------- -------------  -------------

BALANCE, September 30, 1996          9,853,161  $   23,648 $    4,091,842 $   4,635,479   $      2,457  $  (326,184)   $   8,427,242
                                   ============ ========================================  ============= =============  =============























                                  The accompanying notes are an intergral part of these financial statements.




                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation



     In the opinion of the  Company,  the  accompanying  consolidated  financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report to Stockholders.



2.  Inventories



The components of inventory consist of the following:

                                              September 30,         December 31,
                                                 1996                   1995
                                           ---------------        -------------

Finished goods held for sale                  $ 7,414,460          $ 6,736,811

Raw materials and work in process               1,377,265            1,166,368
                                            -------------
 ------------

                                              $ 8,791,725          $ 7,903,179
                                             ============          ===========



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



4.  Notes Payable and Long Term Debt

     As reported in the Company's 1995 Annual Report on Form 10-KSB, the Company has certain financing arrangements with NationsBank of Texas, N.A. ("NationsBank"). Pursuant to the Second Restated Loan Agreement dated July 24, 1995 and as amended effective December 31, 1995, and March 31, 1996 (the "Loan Agreement"), these NationsBank financing arrangements included a working capital line of credit, an acquisition line of credit, and a term facility. As a result of the loss generated in the second quarter of the current fiscal year, since June 30, 1996, the Company has been in default under certain financial covenants contained in the Loan Agreement. These financial covenants relate to the following ratio tests:

        (1) Current Assets to Current Liabilities;
        (2) Total Liabilities to Tangible Net Worth;
        (3) Senior Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); and
        (4) Cash Flow Ratio.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


     On August 14, 1996, effective June 30, 1996, NationsBank and the Company entered into an amendment of the Loan Agreement, the Forbearance Agreement and Third Amendment to Second Restated Loan Agreement (the "Third Amendment"), whereby NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned events of default under the Loan Agreement until September 30, 1996 (the "Forbearance Period"). In the Third Amendment, NationsBank also waived a default under the Borrowing Base and the element of the Borrowing Base which gave rise to the default, the net income test, was eliminated as part of said Borrowing Base. Moreover, the Third Amendment provided that since no funds had been advanced on the acquisition line of credit, this line of credit terminated pursuant to its terms on July 24, 1996.

     On and effective as of September 30, 1996, NationsBank and the Company entered into an amendment of the Loan Agreement, the Forbearance Agreement and Fourth Amendment to the Second Restated Loan Agreement (the "Fourth Amendment"), whereby NationsBank agreed to extend the Forbearance Period until December 31, 1996 (the "Extended Forbearance Period"). In the Fourth Amendment, NationsBank and the Company agreed to decrease the amount of the working capital line of credit from $10 million to $7.5 million. Additionally, as part of the Fourth
Amendment, the Company agreed to grant NationsBank a lien on its facility located in Tampa, Florida.

     During the Extended Forbearance Period, NationsBank has and will continue to allow the Company to use its working capital line of credit, subject to the reduction in the size of said line of credit as noted herein above. As of September 30, 1996 the Company has $508,955 available for further advances under its working capital line of credit. NationsBank has informed the Company that prior to the end of the Extended Forbearance Period it intends to submit a proposal to restructure the working capital line of credit and the term facility on terms and conditions acceptable to NationsBank in its discretion. The Company may accept or reject this proposal. Given the duration of the Extended Forbearance Period, all debt owed to NationsBank as of September 30, 1996, has been reflected on the accompanying financial statements as a current liability.

5.  Senior Cumulative Convertible Preferred Stock

     On July 28, 1996, the Company's one year commitment pursuant to Stock Purchase Agreement with Center Street Capital Partners, L.P. and Stratford Capital Partners, L.P. (the "Buyers") expired according to its terms. Under the Stock Purchase Agreement dated July 28, 1995, the Buyers agreed to deliver a one year commitment to purchase up to $10 million aggregate principal amount of Senior Cumulative Convertible Preferred Stock (the "Preferred Stock"), par value $0.10 per share, of the Company, at a purchase price of $100 per share.

     The Preferred Stock described above was created pursuant to a Certificate of Designation, Preferences and Rights of the Senior Cumulative Convertible Preferred Stock Dated July 24, 1995 (the "Certificate of Designation"), which amended the Company's Certificate of Incorporation in the state of Delaware. Although the aforementioned one year commitment has expired, the Company's financial statements will reflect the Preferred Stock until such time as the Company amends its Certificate of Incorporation to revoke the Certificate of Designation. Such revocation should occur prior to the end of the current fiscal year.

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


          Analysis of Third Quarter 1996 Compared to Third Quarter 1995

                           Income Statement Comparison

     The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                        Quarterly Period Ended
                                                             September 30,
                                                       1996              1995
                                                       ----              ----

Net sales                                             100.0%             100.0%
Cost of sales                                          60.4               59.4
                                                       ----               ----
                                                       39.6               40.6
Operating expenses                                     36.0               33.8
------------------                                     ----               ----
Income (loss) from operations                           3.6                6.8
Other (income) expense                                  3.4                2.2
----------------------                                 ----               ----
Income (loss)  before income taxes                       .2                4.6
Provision (benefit) for income taxes                     .0                1.9
------------------------------------                   ----               ----
Net income (loss)                                        .2%               2.7%
                                                       ====                ====

Revenues
--------

     The Company's net sales decreased by 7.4% to $7,015,834 during the third fiscal quarter ended September 30, 1996 from $7,580,224 generated in the third quarter of 1995. The 7.4% decrease in revenues was primarily made up of two pieces. Reduced sales at our Roberts Cushman & Company, Inc. Subsidiary ("Cushman") made up 3.3% and reduced unit sales to the retail craft industry made up 3.9%. The Company's sales to the retail craft industry and its sales at Cushman continued to be negatively impacted during the quarter by challenging retail environments in the craft and western markets.

     Given the softness and conditions of the craft and western markets, the Company is making a concentrated effort to develop new products and sell to new markets and expects these efforts to be reflected in fourth quarter 1996 and first quarter 1997 sales. Long-term trends continue to be difficult to determine at this point. No one customer makes up ten percent (10%) or more of the Company's sales.

Costs, Gross Profit, and Expenses
---------------------------------

     Cost of sales as a percentage of revenue was 60.4% for the third fiscal quarter of 1996 as compared to 59.4% for the same quarter in 1995. A determined effort by Company management to increase manufacturing productivity and thus to reduce the cost of sales as a percent of revenue in the third quarter started to show some results as we moved to within one percent of the 1995 third quarter even though we continue to operate in a very competitive market environment.

     Gross profit as a percentage of sales in the third fiscal quarter was 39.6% in 1996 compared to 40.6% in 1995. Total gross profit decreased 9.7% to $2,777,628 from $3,076,549 generated in the quarter ended September 30, 1995. The maintenance of the gross profit percentage within one percent of 1995 with a 7.4% reduction in sales was primarily the result of management's efforts as discussed above.

     Operating expenses decreased $38,780 or 1.5% to $2,522,552 during the third fiscal quarter of 1996 from $2,561,332 during the quarter ended September 30, 1995. The decrease in the dollar amount of operating expenses between the two quarters was primarily the result of management's efforts to reduce labor costs so that they are more in line with current sales levels.


Other (Income) Expense
----------------------

     Other expenses were $239,526 for the third fiscal quarter of 1996 as compared to $169,395 during the same quarter in 1995. This increase was primarily due to higher interest expenses and a reduction in the discounts taken for early invoice payment.


Net Income
----------

        Net income was $14,391 during the third fiscal quarter of 1996 compared to $204,486 during the quarter ended September 30, 1995. Management was encouraged that efforts discussed above in cost of sales and operating costs resulted in a net profit when faced with a 7.4% decrease in sales.

                Analysis of Nine Months Ended September 30, 1996
                     to Nine Months Ended September 30, 1995

                           Income Statement Comparison

     The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                          Nine Months Ended
                                                            September 30,
                                                            1996      1995
                                                            ----      ----

Net sales                                                   100.0%   100.0%
Cost of sales                                                62.8     57.4
                                                            -----     ----
Gross profit                                                 37.2     42.6
Operating expenses                                           38.5     32.2
                                                            -----     ----
Income (loss) from operations                                -1.3     10.4
Other (income) expense                                        3.6      2.2
                                                             ----     -----
Income (loss) before income taxes                            -4.9      8.2
Provision (benefit) for income taxes                         -1.1      3.3
                                                             ----     -----
Net income (loss)                                           -3.8%      4.9%
                                                             ====     ====



Revenues
--------

     The Company's net sales decreased by 9.4% to $21,527,857 during the nine months ended September 30, 1996 from $23,768,665 generated in the same period of 1995. The 9.4% decrease in revenues was primarily made up two pieces. Reduced sales at Cushman made up 3.2% and reduced unit sales to the retail craft industry made up 5.5%. During the nine months ended September 30, 1996, the Company's sales continued to be impacted by the softness in the craft and western markets.

Costs, Gross Profit, and Expenses
---------------------------------

     Cost of sales as a percentage of revenue was 62.8% for the nine months ended September 30, 1996 as compared to 57.4% for the same nine months in 1995. The difference in the relative cost of sales percentage was principally attributable to a change in sales mix and price competition in a very competitive market environment.

     Operating expenses increased $619,460 or 8.1% to $8,283,642 during the nine months ended September 30, 1996 from $7,664,182 during the same time in 1995. The increase in the dollar amount of operating expenses between the two nine month periods was due to various factors, including an increase in bad debt expense of $120,665 because of a significant customer (3% of 1995 net sales) declaring Chapter 11 bankruptcy, and also, expenses associated with two new locations, write-off of certain financing costs for acquisition financing commitments which expired in July 1996, write down of certain purchased goodwill due to an impairment of said goodwill and an increase in operating expenses at Cushman, some of which were related to previous labor problems.


Other (Income) Expense
----------------------

     Other expenses were $781,736 for the nine months ended September 30, 1996 as compared to $512,294 during the nine months ended in June of 1995. This increase was primarily due to the write-off of the commitment and facility fees attributable to the acquisition financing commitments which expired in July 1996, as noted above, and an increase in interest expense.

Net Income
----------

     Net income decreased to a net loss of $818,566 for the nine months ended September 30, 1996 from a net gain of $1,153,769 during the nine months ended September 30, 1995. The size of this decrease in net income between the two quarters is due to the factors noted above regarding sales, gross profit, operating expenses and other (income) expense.


Capital Resources and Liquidity
-------------------------------

     The primary sources of liquidity and capital resources during the first nine months of 1996 were borrowings on the Company's credit facility with NationsBank of Texas, N.A. ("NationsBank") and operating leases.

     The decrease in accounts receivable to $2,694,409 at September 30, 1996 from $2,784,050 at December 31, 1995, reflected the decrease in the Company's sales as well as an adjustment to accounts receivable of $21,482 due to the acquisition of The Leather Factory of Canada, Ltd. ("TLF Canada"). The acquisition of the outstanding stock of TLF Canada was consummated on March 1, 1996. With the decreased sales and the adjustment to accounts receivable, the number of day's receivables remained relatively constant, increasing from 32 days at December 31, 1995 to 34 days at September 30, 1996.

     Inventory increased to $8,791,725 at September 30, 1996 from $7,903,179 as of December 31, 1995. This increase involved the inventory purchased in the TLF Canada acquisition in the amount of $75,984, additional inventory acquired by the TLF Canada location after the purchase date noted above, items purchased to open the new unit in Charlotte, North Carolina, increased inventory levels in the Fort Worth manufacturing location and the central warehouse for the anticipated orders from large volume customers due to previously arranged and contractually committed sales programs, and higher than usual inventory quantities of certain types of leather bought in order to avoid projected increases in hide prices resulting from world-wide market forces. Inventory turned during the first nine months of 1996 at an annual rate of 2.16 times, compared to the 1995 and 1994 ratios of 2.32 times.

     Pursuant to the provisions of Financial Accounting Standards No. 95, "Statement of Cash Flows," the amounts of accounts receivable and inventory purchased in the TLF Canada transaction were not reflected in the net changes in assets and liabilities shown on the attached Consolidated Statements of Cash Flows.

     The uses of cash beyond inventory, accounts receivable, and debt payments involved the cash portion of the consideration paid to acquire the stock of TLF Canada, and the making of capital expenditures. Cash used for capital expenditures totaled $173,591 and $349,846 for the nine months ended September 30, 1996 and 1995, respectively. These capital expenditures involved various equipment and furniture and fixtures additions associated with the Company's expansion.

     On July 28, 1995, the Company entered into a Stock Purchase Agreement with Center Street Capital Partners, L.P., a Delaware limited partnership, and Stratford Capital Partners, L.P., a Texas limited partnership (the "Buyers"), pursuant to which the Buyers agreed to deliver a one year commitment to purchase up to $10 million aggregate principal amount of Senior Cumulative Convertible Preferred Stock, par value $0.10 per share (the "Preferred Stock"), of the Company, at a purchase price of $100 per share. The Company also obtained a one year commitment from NationsBank to provide a $10 million acquisition line of credit ("Acquisition Line"). The Preferred Stock and the Acquisition Line comprised the Acquisition Facility. The one year commitments provided by the Buyers and NationsBank in connection with the Acquisition Facility expired during the third quarter of 1996 pursuant to the terms of the respective governing documents. No amounts were drawn by the Company on the Acquisition Facility prior to its expiration.

     The current NationsBank financing arrangements, which include a working capital line of credit and a term facility, are governed by the Second Restated Loan Agreement dated July 24, 1995 and as amended effective December 31, 1995 and March 31, 1996 and as amended as noted herein below (the "Loan Agreement"). The Company presently has outstanding principal balances on its working capital line of credit and its term facility of $6,250,000 and $3,250,000, respectively. Since June 30, 1996, the Company has been in default under certain financial covenants contained in the Loan Agreement. These financial covenants relate to the following ratio tests:

        (1) Current Assets to Current Liabilities;
        (2) Total Liabilities to Tangible Net Worth;
        (3) Senior Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); and
        (4) Cash Flow Ratio.

     On August 14, 1996, effective June 30, 1996, NationsBank and the Company entered into an amendment to the Loan Agreement, the Forbearance Agreement and Third Amendment to Second Restated Loan Agreement (the "Third Amendment"), whereby NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned events of default under the Loan Agreement until September 30, 1996 (the "Forbearance Period"). In the Third Amendment, NationsBank also waived a default under the Borrowing Base and the element of the Borrowing Base which gave rise to the default, the net income test, was eliminated as part of said Borrowing Base. Moreover, the Third Amendment provided that since no funds had been advanced on the Acquisition Line, this line of credit terminated pursuant to its terms on July 24, 1996.

     On and effective as of September 30, 1996, NationsBank and the Company entered into an amendment to the Loan Agreement, the Forbearance Agreement and Fourth Amendment to the Second Restated Loan Agreement (the "Fourth Amendment"), whereby NationsBank agreed to extend the Forbearance Period until December 31, 1996 (the "Extended Forbearance Period"). In the Fourth Amendment, NationsBank and the Company agreed to decrease the amount of the working capital line of credit from $10 million to $7.5 million. Additionally, as part of the Fourth
Amendment, the Company agreed to grant NationsBank a lien on its facility located in Tampa, Florida.

     During the Extended Forbearance Period, NationsBank has and will continue to allow the Company to use its working capital line of credit, subject to the reduction in the size of said line of credit as noted herein above. As of September 30, 1996 the Company has $508,955 available for further advances under its working capital line of credit. NationsBank has informed the Company that prior to the end of the Extended Forbearance Period it intends to submit a proposal to restructure the working capital line of credit and the term facility on terms and conditions acceptable to NationsBank in its discretion. The Company may accept or reject this proposal. In the event that the Company and NationsBank cannot come to mutually agreeable terms on the restructure of the Company's indebtedness, at the end of the Extended Forbearance Period, NationsBank may exercise its legal rights under the Loan Agreement, including the demand for immediate payment of all outstanding balances and foreclose on the Company's assets securing the NationsBank loans if payment is not made. In this event, if the Company cannot obtain alternative financing, the Company could be forced to consider other strategies, including reorganization under federal bankruptcy protection. These alternative financing sources could include not only commercial banks, but also asset-based lenders and/or private equity or debt investors/lenders, or a combination thereof.

     Notwithstanding the Company's continuing default under the Loan Agreement, management believes that such strategies will not be necessary in that: (i) the Company has not missed or been late on a principal or interest payment and has no reason to believe that there will be any problems with principal and interest payments in the future; (ii) the Company is only moderately leveraged on a debt to equity basis; and (iii) new sales programs that were initiated earlier in the year are beginning to be reflected in the Company's sales and management believes increases will be experienced for the balance of the year. Management is confident of executing an agreement with NationsBank on or before the end of the Extended Forbearance Period or alternatively, of being able to find similar financing arrangements from other source(s). See also Notes to Consolidated Financial Statements and Item 3. Defaults in Senior Securities as provided elsewhere herein.

    While subject to the issues surrounding the Company's financing arrangements, the Company's management believes that current sources of liquidity and capital resources will be sufficient to fund current operations and internal growth, including the opening or adding of new sales/distribution units.


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

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     As previously reported by the Company, in connection with the labor strike by the Union of Needletrades, Industrial and Textile Employees ("UNITE") at the Company's Cushman facility in New York, New York, the Company was a party to certain actions before the National Labor Relations Board ("NLRB"). On November 14, 1995, UNITE filed unfair labor practice charges with the NLRB (Cause No. 2-CA-28871). The charges alleged that Cushman had interfered with its employees' exercise of their rights under the National Labor Relations Act (the "Labor Act") by threatening loss of job, relocating the factory to Texas and interrogating employees about their union activity. Following investigation, the NLRB's New York Regional Office issued a complaint on the issues raised by UNITE.

     On September 6, 1996, Cushman and UNITE entered into a Settlement Agreement approved by the NLRB, to completely settle and resolve the issues noted above without the need for a trial. While not admitting that Cushman committed a violation of the Labor Act or that the employees engaged in an unfair labor practice strike, Cushman did agree to post a notice in English and Spanish informing employees of their rights pursuant to the Labor Act and Cushman's agreement to not: (i) interrogate employees relative to union activities, (ii) threaten employees with the relocation of the business if they support UNITE or any other labor organization, (iii) warn or advise employees that their continued employment is conditioned upon their abandonment of their support for UNITE or any other labor organization, and (iv) interfere with, restrain or coerce employees in the exercise of the rights guaranteed them by the Labor Act.


Item 3. Defaults Upon Senior Securities

     Since June 30, 1996, the Company has been in default under financing arrangements with NationsBank. These events of default involve noncompliance with certain financial covenants. The Company is not in default in the payment of principal or interest. All such payments are current. Pursuant to the terms of the Loan Agreement, the Company is in default of the following financial covenants:

       (1) Current Assets to Current Liabilities;
       (2) Total Liabilities to Tangible Net Worth;
       (3) Senior Funded Debt to EBITDA; and
       (4) Cash Flow Ratio.

     On August 14, 1996, effective June 30, 1996, NationsBank and the Company entered into an amendment to the Loan Agreement, whereby NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned events of default under the Loan Agreement until September 30, 1996. In this amendment, NationsBank also waived a default under the Borrowing Base and the element of the Borrowing Base which gave rise to the default, the net income test, was eliminated as part of said Borrowing Base.

     On and effective as of September 30, 1996, NationsBank and the Company entered into another amendment to the Loan Agreement, whereby NationsBank agreed to extend its forbearance until December 31, 1996. In this amendment, NationsBank and the Company agreed to decrease the amount of the working capital line of credit from $10 million to $7.5 million. Additionally, as part of this amendment, the Company agreed to grant NationsBank a lien on its facility located in Tampa, Florida. See also Notes to Consolidated Financial Statements and "-Capital Resources and Liquidity" contained elsewhere herein.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        --------

             A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

    (b) Reports on Form 8-K
        --------------------

        During the quarter ended September 30, 1996 the Company filed a Current Report on Form 8-K dated August 26, 1996 to disclose, pursuant to Item 4, a change in the Company's independent accountant. No financial statements were filed.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      THE LEATHER FACTORY, INC.
                                                     (Registrant)


Date: November 13, 1996                             By /s/ Wray Thompson
                                                       ------------------
                                                       Wray Thompson
                                                       Chairman of the Board,
                                                       President and
                                                       Chief Executive Officer



Date: November 13, 1996                             By /s/ Fred N. Howell
                                                      -------------------
                                                       Fred N. Howell
                                                       Chief Financial Officer,
                                                       Treasurer and Director
                                                      (Chief Financial and
                                                       Accounting Officer)

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit
Sequentially
Number                                      Description
------                                      -----------
Numbered Page
-------------

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

          *4.2 Promissory Note (Working  Capital Line of Credit) dated September
               30, 1996, in the principal amount of $7,500,000, payable to the order of NationsBank of Texas, N.A., which matures March 31, 1997.

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
Exhibit
Sequentially
Number                                            Description
------                                            -----------
Numbered  Page
--------------


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

          4.11 Forbearance Agreement and Third Amendment to Second Restated Loan Agreement effective as of June 30, 1996, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A., filed as Exhibit No. 4.11 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on August 19, 1996, and incorporated by reference herein.

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
Exhibit
Sequentially
Number                                            Description
------                                            -----------
Numbered  Page
--------------


    *4.12 Forbearance  Agreement  and Fourth  Amendment to Second  Restated Loan
          Agreement effective as of September 30, 1996, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A.

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
Exhibit
Sequentially
Number                                            Description
------                                            -----------
Numbered  Page
--------  ----


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

    10.12 Amendment  No.  1  to  The  Leather  Factory,  Inc.  Employees'  Stock
          Ownership Plan and Trust (Restated as of October 1, 1993), dated October 5, 1994 to be effective December 28, 1990, filed as Exhibit No. 10.12 to the 1994 Annual Report on Form 10-KSB of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 27, 1995, and incorporated herein by reference.

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
Exhibit
Sequentially
Number                                            Description
------                                            -----------
Numbered  Page
--------------


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

     *27.1 Financial Data Schedule

------------
*Filed herewith.

                                   EXHIBIT 4.2

NATIONSBANK
NATIONSBANK OF TEXAS, N.A.
                                   Promissory
                            Note (Revolving Feature)
--------------------------------------------------------------------------------

                                            Date:            September 30, 1996

                                            Amount:          $7,500,000.00

For Value Received, the undersigned ("Borrower") unconditionally (and jointly and severally, if more than one) promise(s) to pay to the order of NATIONSBANK OF TEXAS, N.A. ("Bank"), Fort Worth Banking Center, without setoff, at its offices at 500 West Seventh Street, Fort Worth, Texas 76102, or at such other place as may be designated by Bank, the principal amount of SEVEN MILLION FIVE HUNDRED THOUSAND AND NO/100 DOLLARS ($7,500,000.00), or so much thereof as may be advanced from time to time in immediately available funds, together with interest computed daily on the outstanding principal balance hereunder, at an annual interest rate, and in accordance with the payment schedule, indicated below.

Rate

The interest to be paid by Borrower and collected by Bank on each advance under this Note ("Advance") shall be at one of the rates as selected by Borrower set forth in the Second Restated Loan Agreement of even date herewith, between Borrower, Bank and others, which is incorporated herein by reference, as it may be amended or restated from time to time ("Loan Agreement").

Notwithstanding any other provision contained in this Note, Bank does not intend to charge and Borrower shall not be required to pay any amount of interest or other fees or charges that is in excess of the maximum permitted by applicable law. Borrower agrees that during the full term hereof, the maximum lawful interest rate for this Note as determined under Texas law shall be the indicated rate ceiling as specified in Article 5069-1.04 of the V.A.T.S. Further, to the extent that any other lawful rate ceiling exceeds the rate ceiling so determined, then the higher rate ceiling shall apply. Any payment in excess of such maximum shall be refunded to Borrower or credited against principal, at the option of Bank.

Accrual Method

Interest at the Rate set forth above, unless otherwise indicated, will be calculated on the basis of the 365/360 method, which computes a daily amount of interest for a hypothetical year of three hundred sixty (360) days, then multiplies such amount by the actual number of days elapsed in an interest calculation period.

Rate Change Date

Any Rate based on a fluctuating index or base rate will change, unless otherwise provided, each time and as of the date that the index or base rate changes.

In the event any index is discontinued, Bank shall substitute an index determined by Bank to be comparable, in its sole discretion.

Payment Schedule

All payments received hereunder shall be applied first to the payment of any expense or charges payable hereunder under the Loan Agreement or under any other documents executed in connection with or referenced in the Loan Agreement ("Loan Documents"), then to interest due and payable, then to principal due and owing, then as a prepayment of the Prime Rate Option Advances, and then as a prepayment of Libor Rate Option Advances, or in such other order as Bank shall determine at its option.

Interest on Advances subject to a Prime Rate Option shall be payable monthly on the first day of each month during the term of the Note, and interest on Advances subject to a Libor Rate Option made after the date hereof shall be payable at the end of each applicable Interest Period, but in no event less than quarterly. Any payments, including prepayments of principal, received after 11:00 a.m., Fort Worth, Texas time, shall be deemed received on the following day. The outstanding principal balance of this Note, plus all accrued but unpaid interest, shall be due and payable in full on March 31, 1997. All payments made, other than prepayments of principal, shall be credited first, to accrued interest, second to principal due and owing, third, as a prepayment of Prime Rate Option Advances, fourth, as a prepayment of Libor Rate Option Advances.

If any governmental agency, court, central bank or comparable authority shall impose any taxation, required level of reserves (except reserve requirements for certificates of deposit), deposits, insurance or capital, or similar requirements against assets, deposits or credit extended by Bank or shall impose on Bank (or its eurodollar lending officer) or the eurodollar market any other condition affecting Advances, and the result of the foregoing is to increase the cost of Bank making or maintaining Advances or reduce any sums received or receivable by Bank under this Note by a material amount as determined by Bank in its sole discretion, then Borrower shall reimburse Bank for such increased costs or reduced sums upon demand. Nothing herein will be construed to require Borrower to pay any interest, fees, costs or charges greater than the Default Rate.

Revolving Feature

Borrower may borrow, repay and reborrow hereunder at any time, up to a maximum aggregate amount outstanding at any one time equal to the principal amount of this Note; provided, however, that Borrower is not in default under any provision of this Note, any Loan Document or any other obligation of Borrower to Bank, and provided that the borrowings hereunder do not exceed any borrowing base or other limitations on borrowings by Borrower. Bank shall have no liability for its refusal to advance funds based upon its determination that any conditions of such further advances have not been met. Bank records of the amounts borrowed from time to time shall be conclusive proof thereof.

Borrower represents to Bank that the proceeds of this loan are to be used primarily for business, commercial or agricultural purposes. Borrower acknowledges having read and understood, and agrees to be bound by, all terms and conditions of this Note, including the Additional Terms and Conditions set forth below.

Additional Terms and Conditions

1. Waivers, Consents and Covenants. Borrower, any endorser or guarantor hereof or any other party hereto (collectively "Obligors") and each of them jointly and severally: (a) waive presentment, demand, notice of demand, notice of intent to accelerate, and notice of acceleration of maturity, protest, notice of protest, notice of nonpayment, notice of dishonor and any other notice required to be given under the law to any of Obligors, in connection with the delivery, acceptance, performance, default or enforcement of this Note, of any endorsement or guaranty of this Note or of any Loan Documents; (b) consent to any and all delays, extensions, renewals or other modifications of this Note or the Loan Documents, or waivers of any term hereof or of the Loan Documents, or releases or discharge by Bank of any of Obligors or release, substitution or exchange of any security for the payment hereof or the failure to act on the part of Bank or any indulgence shown by Bank, from time to time and in one or more instances (without notice to or further assent from any of Obligors) and agree that no such action, failure to act or failure to exercise any right or remedy on the part of Bank shall in any way affect or impair the obligations of any Obligors or be construed as a waiver by Bank of or otherwise affect, any of Bank's rights under this Note, under any endorsement or guaranty of this Note or under any of the Loan Documents; and (c) agree to pay, on demand, all costs and expenses of collection of this Note or of any endorsement or guaranty hereof and/or the enforcement of Bank's rights with respect to, or the administration, supervision, preservation, protection of or realization upon, any property securing payment hereof, including, without limitation, reasonable attorney's fees, including fees related to any trial, arbitration, bankruptcy, appeal or other proceeding, in the amount of ten percent (10%) of the principal amount of this Note, or such greater amount as may be determined reasonable by any court.

2. Indemnification. Obligors agree to promptly pay, indemnify and hold Bank harmless from all state and federal taxes of any kind and other liabilities with respect to or resulting from advances made pursuant to this Note. If this Note has a revolving feature and is secured by a mortgage, Obligors expressly consent to the deduction of any applicable taxes from each taxable advance extended by Bank.

3. Prepayments. Prepayments may be made in whole or in part at any time on any loan for which the Rate is based on the Prime Rate. All prepayments of principal shall be applied in the inverse order of maturity, or in such other order as Bank shall determine in its sole discretion. No prepayment of any other loan shall be permitted without the prior written consent of Bank. Notwithstanding such prohibition, if there is a prepayment of any such loan, whether by consent of Bank, or because of acceleration or otherwise, Borrower shall, within fifteen
(15) days of any request by Bank, pay to Bank any loss or expense which Bank may incur or sustain as a result of such prepayment. For the purposes of calculating the amounts owed only, it shall be assumed that Bank actually funded or committed to fund the loan through the purchase of an underlying deposit in an amount and for a term comparable to the loan, and such determination by Bank shall be conclusive, absent a manifest error in computation.

4. Events of Default. The following are events of default hereunder: (a) the failure to pay or perform any obligation, liability or indebtedness of any Obligor to Bank, or to any affiliate of Bank, whether under this Note or any other agreement, note or instrument now or hereafter existing, as and when due (whether upon demand, at maturity or by acceleration); (b) the failure to pay or perform any other obligation, liability or indebtedness of any of Obligors whether to Bank or some other party, the security for which constitutes an encumbrance on the security for this Note; (c) death of any Obligor (if an individual), or a proceeding being filed or commenced against any Obligor for dissolution or liquidation, or any Obligor voluntarily or involuntarily terminating or dissolving or being terminated or dissolved; (d) insolvency of business failure of the appointment of a custodian, trustee, liquidator or receiver for or for any of the property of or an assignment for the benefit of creditors by, or the filing of a petition under bankruptcy, insolvency or debtor's relief law or for any adjustment of indebtedness, composition or extension by or against any Obligor; (e) any lien or additional security interest being placed upon any of the property which is security for this Note;
(f) acquisition at any time or from time to time of title to the whole of or any part of the property which is security for this Note by any person, partnership, corporation or other entity; (g) Bank determining that any representation or warranty made by any Obligor in any Loan Documents or otherwise to Bank is, or was, untrue or materially misleading; (h) failure of any Obligor to timely deliver such financial statements, including tax returns, and other statements of condition or other information as Bank shall request from time to time; (i) any default under any Loan Documents; (j) entry of a judgment against any Obligor which Bank deems to be of a material nature, in Bank's sole discretion;
(k) the seizure or forfeiture of, or the issuance of any writ of possession, garnishment or attachment, or any turnover order for any property of any Obligor; (l) Bank reasonably deeming itself insecure for any reason; (m) the determination by Bank that a material adverse change has occurred in the financial condition of any Obligor; or (n) the failure to comply with any law or regulation regulating the operation of Borrower's business.

5. Remedies Upon Default. Whenever there is a default under this Note: (a) the entire balance outstanding and all other obligations of Obligor to Bank (however acquired or evidenced) shall, at the option of Bank, become immediately due and payable; and/or (b) to the extent permitted by law, the Rate of interest on the unpaid principal shall, at the option of the Bank, be increased at Bank's discretion up to the maximum rate allowed by law, or if none, twenty-five percent (25%) per annum (the "Default Rate"). The provisions herein for a Default Rate or a delinquency charge shall not be deemed to extend the time for any payment hereunder or to constitute a "grace period" giving the Obligors a right to cure any default. At Bank's option, any accrued and unpaid interest, fees or charges may, for purposes of computing and accruing interest on a daily basis after the due date of the Note or any installment thereof be deemed to be a part of the principal balance, and interest shall accrue on a daily compounded basis after such date at the rate provided in this Note until the entire outstanding balance of principal and interest is paid in full. Bank is hereby authorized at any time to setoff and charge against any deposit accounts of any Obligor, as well as any other property of such party at or under the control of Bank, without notice or demand, any and all obligations due hereunder.

6. Non-Waiver. The failure at any time of Bank to exercise any of its options or any other rights hereunder shall not constitute a waiver thereof nor shall it be a bar to the exercise of any of its options or rights at a later date. All rights and remedies of Bank shall be cumulative and may be pursued singularly, successively or together, at the option of Bank. The acceptance by Bank of any partial payment shall not constitute a waiver of any default or of any of Bank's rights under this Note. No waiver of any of its rights hereunder, and no modification or amendment of this Note, shall be deemed to be made by Bank unless the same shall be in writing, duly signed on behalf of Bank; and each such waiver, if any, shall apply only with respect to the specific instance involved, and shall in no way impair the rights of Bank or the obligations of Obligor to Bank in any other respect at any other time.

7. Applicable Law. This Note is delivered in and shall be construed under the internal laws and judicial decisions of the State of Texas, and the laws of the United States as the same may be applicable.

8. Partial Invalidity. The unenforceability or invalidity of any provision of this Note shall not affect the enforceability or the validity of any other provision herein, and the invalidity or unenforceability of any provision of this Note or of the Loan Documents to any person or circumstance shall not affect the enforceability or validity of such provision as it may apply to other persons or circumstances.

9. Jurisdiction and Venue. In any litigation in connection with or to enforce this Note or any endorsement or guaranty of this Note or any Loan Documents, Obligors and each of them, irrevocably consent to and confer personal jurisdiction on the courts of the State of Texas or the United States courts located within the State of Texas, and expressly waive any objections as to venue in any such courts, and agree that service of process may be made on Obligors by mailing a copy of the summons and complaint by registered or certified mail, return receipt requested, to their respective addresses. Nothing contained herein shall, however, prevent Bank from bringing any action or exercising any rights within any other state or jurisdiction or from obtaining personal jurisdiction by any other means available by applicable law.

10. ARBITRATION. ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO, INCLUDING, BUT NOT LIMITED TO, THOSE ARISING OUT OF OR RELATING TO THIS NOTE OR ANY RELATED NOTES OR INSTRUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT, SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW), THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OR JUDICIAL ARBITRATION AND MEDIATION SERVICES, INC. (J.A.M.S.) AND THE "SPECIAL RULES" SET FORTH BELOW. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. ANY PARTY TO THE NOTE MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS NOTE APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

(A) SPECIAL RULES. THE ARBITRATION SHALL BE CONDUCTED IN THE CITY OF BORROWER'S DOMICILE AT THE TIME OF THIS NOTE'S EXECUTION AND ADMINISTERED BY J.A.M.S. WHO WILL APPOINT AN ARBITRATOR; IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL ARBITRATION HEARINGS WILL BE COMMENCED WITHIN NINETY (90) DAYS OF THE DEMAND FOR ARBITRATION; FURTHER, THE ARBITRATOR SHALL ONLY, UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTEND THE COMMENCEMENT OF SUCH HEARING FOR AN ADDITIONAL SIXTY (60) DAYS.

(B) RESERVATION OF RIGHTS. NOTHING IN THIS NOTE SHALL BE DEEMED TO: (I) LIMIT THE APPLICABILITY OF ANY OTHERWISE APPLICABLE STATUTES OF LIMITATION OR REPOSE AND ANY WAIVERS CONTAINED IN THIS NOTE; OR (II) BE A WAIVER BY THE BANK OF THE PROTECTION AFFORDED TO IT BY 12 U.S.C. 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW; OR (III) LIMIT THE RIGHT OF THE BANK HERETO (A) TO EXERCISE SELF HELP REMEDIES SUCH AS (BUT NOT LIMITED TO) SETOFF, OR (B) TO FORECLOSE AGAINST ANY REAL OF PERSONAL PROPERTY COLLATERAL, OR (C) TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY REMEDIES SUCH AS (BUT NOT LIMITED TO) INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER. THE BANK MAY EXERCISE SUCH SELF HELP RIGHTS, FORECLOSE UPON SUCH PROPERTY, OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS NOTE. NEITHER THE EXERCISE OR SELF HELP REMEDIES NOR THE INSTITUTION OR MAINTENANCE OF AN ACTION FOR FORECLOSURE OR PROVISIONAL OR ANCILLARY REMEDIES SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN SUCH ACTION, TO ARBITRATE THE MERITS OF THE CONTROVERSY OR CLAIM OCCASIONING RESORT TO SUCH REMEDIES.

11. Binding Effect. This Note shall be binding upon and inure to the benefit of Borrower, Obligors and Bank and their respective successor, assigns, heirs and personal representatives, provided, however, that no obligations of the Borrower or the Obligor hereunder can be assigned without prior written consent of Bank.

12. Renewal. This Note is a decrease, modification and replacement, without extinguishment, of a Promissory Note dated July 24, 1995, in the face amount of $10,000,000.00, executed by Borrower and payable to the order of Bank.

13. NOTICE OF FINAL AGREEMENT. THIS WRITTEN PROMISSORY NOTE AND ANY OTHER DOCUMENTS EXECUTED IN CONNECTION HEREWITH REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

                                     Borrower:

                              THE LEATHER FACTORY, INC., a Delaware corporation



                  By: /s/ John Tittle, Jr.__________________________________
                      JOHN TITTLE, JR., Chief Financial Officer and Treasurer

                                  EXHIBIT 4.12

                            FORBEARANCE AGREEMENT AND
                            -------------------------
               FOURTH AMENDMENT TO SECOND RESTATED LOAN AGREEMENT
               --------------------------------------------------


This Forbearance Agreement and Fourth Amendment to Second Restated Loan Agreement ("Amendment") is entered into and is effective as of September 30, 1996, by and among NATIONSBANK OF TEXAS, N.A. ("Bank"), THE LEATHER FACTORY, INC., a Delaware corporation ("Borrower"), and THE LEATHER FACTORY, INC., a Texas corporation, and ROBERTS, CUSHMAN & COMPANY, INC., a New York corporation (together hereinafter referred to as "Guarantors"). This Amendment amends a Second Restated Loan Agreement dated as of July 24, 1995, by and among Bank, Borrower and Guarantors, as amended by a First Amendment to Second Restated Loan Agreement dated as of December 31, 1995, by a Second Amendment to Second
Restated Loan Agreement dated as of March 31, 1996, and by a Forbearance Agreement and Third Amendment to Second Restated Loan Agreement ("Forbearance Agreement") dated as of June 30, 1996 (together hereinafter referred to as the "Loan Agreement"), and for purposes of this Amendment, the capitalized terms used herein shall have the same meaning as assigned to them in the Loan Agreement, except as otherwise provided herein. WHEREAS, pursuant to the terms of the Forbearance Agreement, the Bank agreed to forbear through September 30, 1996 exercising its legal rights arising from the Existing Defaults defined therein; and WHEREAS, the Existing Defaults are continuing and Borrower has requested Bank to extend its forbearance in exercising its legal rights arising from the Existing Defaults for a specified period of time, and Bank has agreed to the same subject to the terms and conditions hereinafter set forth; NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements hereinafter set forth, Borrower, Bank and Guarantors hereby agree as follows:

  1.  Defaults.  Borrower  acknowledges  that the Existing  Defaults are
      -----------
continuing since June 30, 1996 as follows:

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

2. Forbearance;  Borrowings.
   ------------------------

The Bank agrees that from the effective date hereof until December 31, 1996 ("Forbearance Period"), it will not make demand or institute legal proceedings to enforce collection of the Loans and Borrower may continue to borrow, repay and borrow again under the Revolving Line; provided, however, Bank's forbearance in exercising these rights and remedies and Borrower's right to continue to borrow under the Revolving Line will be conditioned upon there being: (i) no change in the financial covenant ratios set forth above so as to cause further and more severe noncompliance therewith; and (ii) no other default under the Loan Documents, and in the event any such default occurs, this Agreement will become null and void and the Bank may exercise any and all rights and remedies available at law or in equity and Borrower's right to borrow under the Revolving Line will cease. At the end of the Forbearance Period, the Bank's forbearance of the Existing Defaults will cease, and Borrower will be subject to compliance with the financial covenant ratios set forth in Section 4A of the Loan Agreement, as well as all other terms and provisions of the Loan Documents. Bank may exercise any and all of its rights and remedies available at law or in equity, including terminating Borrower's right to borrow under the Revolving Line, if after the Forbearance Period any default, including continuation of the Existing Defaults, exists under the Loan Documents.


3. Reduction in Revolving  Line;
   -----------------------------

Amendment to Loan Agreement. Notwithstanding anything contained in the Loan Documents to the contrary, the maximum principal amount which may be outstanding under the Revolving Line from time to time will be $7,500,000.00. The Loan Agreement is hereby amended as follows:

(a) The first sentence in Paragraph 2A is amended to read in its entirety as follows:

     The Bank hereby agrees to make (or has made) a loan or loans to Borrower in the aggregate principal amount of $23,500,000.00 being: (i) the Revolving Line of Credit in the amount of $7,500,000.00 ("Revolving Line"), renewing and increasing the $6,000,000.00 Revolving Line of Credit provided under the Prior Loan Agreement under which Borrower may from time to time borrow, repay and reborrow funds for working capital, letters of credit and banker's acceptances; (ii) an advising line of credit and term loan facility up to $10,000,000.00 ("Acquisition Line") to provide funds for acquisitions; and (iii) a term loan in the original amount of $5,000,000.00 for the purchase of the outstanding stock of R,C & Co. ("R,C & Co. Loan").

     (b) The $10,000,000.00 limit set forth in the first clause (i) of the first paragraph in Section 2D and Line 1 of the Borrowing Base Certificate is reduced to $7,500,000.00.

     (c) Subparagraphs 4B(v) and (vi) are amended in their entirety to read as follows:

     (v) Furnish to the Bank monthly inventory lists of the inventory of Borrower within thirty (30) days of the end of each such accounting period.


     (vi) Furnish to Bank monthly accounts receivable agings, to include a listing of accounts receivable, within thirty (30) days of the end of each such accounting period.

Borrower has executed and delivered to Bank a Promissory Note of even date herewith, in the face amount of $7,500,000.00, decreasing, modifying and replacing, without extinguishment, a Promissory Note dated July 24, 1995, executed by Borrower, in the face amount of $10,000,000.00, covering the Revolving Line. Borrower and Bank acknowledge that no borrowings were requested or advances made under the Acquisition Line during the required Funding Period, and; consequently, the Acquisition Line terminated as of July 24, 1996, and Bank has no obligation to renew or extend the Acquisition Line.

4. Additional  Collateral.
   ---------------------

As a condition to Bank's agreement to forbear exercising its legal rights and remedies arising from the Existing Defaults, Borrower hereby agrees that on or before October 30, 1996, it will grant the Bank a first lien on its facility located in Tampa, Florida ("Tampa Property") by executing and causing to be recorded a first lien deed of trust in form and subject only to encumbrances satisfactory to the Bank. Borrower contemplates selling the Tampa Property, and Bank will release its deed of trust lien upon payment of the net proceeds from the sale to reduce the R,C & Co. Loan.

5. Continuation of Usage Fee.
   ----------------------------

Borrower acknowledges that notwithstanding the restriction on further borrowings under the Revolving Line while a default exists under the Loan Documents, the one-quarter of one percent (0.25%) usage fee on the unused portion of the Revolving Line under Paragraph 2E(i) of the Loan Agreement will continue to be due and payable as provided therein.

6. No Waiver.

The Bank's forbearance of the Existing Defaults will not be construed as a waiver of the Existing Defaults or a waiver of any other default now existing or hereafter arising under the Loan Documents, or a waiver of any rights, remedies or recourses available to Bank or an election of remedies resulting from any default under the Loan Documents.

7. Ratification.
   -------------

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

8. Representations  and Warranties.
   ---------------------------------

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


9. Survival  of  Representations and  Warranties.
   ----------------------------------------------

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


10. Reference to Loan  Agreement.
    -----------------------------

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

11. Severability.
    ------------

Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.


12. Successors  and  Assigns.
    ------------------------

This Amendment is binding upon and shall inure to the benefit of the Bank, Borrower and Guarantors, and their respective heirs, executors, successors and assigns, except that Borrower and Guarantors may not assign or transfer any of its rights or obligations hereunder without the prior written consent of the Bank.

13. Counterparts.
    -------------

This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

14.  Headings.
    ---------

The headings, captions and arrangements used in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

15.  Governing Law.
    --------------

This Amendment and the rights and obligations of the parties hereunder shall be governed by and interpreted in accordance with the laws of Texas and applicable United States federal law, and is performable by Borrower and Guarantors in the county or city of Bank's address set out in the Loan Agreement, and they expressly waive any objection as to venue in such location.


16.  NO  FURTHER  AGREEMENTS.
     -----------------------

THIS WRITTEN AGREEMENT, AND THE OTHER LOAN DOCUMENTS SPECIFICALLY REFERENCED HEREIN, REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES HERETO AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES HERETO. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES HERETO. BANK:

                           NATIONSBANK OF TEXAS, N.A.



                           By:__/s/ Denise Karnei______________________
                                DENISE KARNEI, Vice President

                       BORROWER:

                           THE LEATHER FACTORY, INC., a Delaware corporation



                            By:__/s/ John Tittle, Jr.______________________
                                 JOHN TITTLE, JR., Chief Financial Officer and Treasurer


                       GUARANTORS:

                           THE LEATHER FACTORY, INC., a Texas corporation



                           By:__/s/ John Tittle, Jr.______________________
                                 JOHN TITTLE, JR., Chief Financial Officer and Treasurer


                                ROBERTS, CUSHMAN & COMPANY, INC., a New York corporation


                           By:__/s/ John Tittle, Jr.______________________
                                JOHN TITTLE, JR., Chief Financial Officer and Treasurer