Form 10-K
period 1996-12-31
LEATHER FACTORY INC
filed 1997-03-31
CIK 909724

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period ________ to ________

     Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                          75-2543540
    (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification Number)

      3847 East Loop 820 South
          Fort Worth, Texas                                      76119
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (817) 496-4414


      Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of Each Class               Name of Each Exchange on Which Registered
    -------------------               -----------------------------------------
Common Stock, par value $.0024                   American Stock Exchange


      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,456,922 at March 3, 1997. At that date there were 9,853,161 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on May 22, 1997 are incorporated by reference in Part III of this report.

                                     PART I

Item I.  Description of Business

General

     The Leather Factory, Inc. ("TLF" or the "Company") is an international wholesale distributor of a broad product line which includes leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself kits. The Company, through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in New York, New York, produces hat trims, the decorative piece of material that adorns the outside of a hat, small finished leather goods and accessories. The Company frequently introduces new products either through its own manufacturing capability or through purchasing from vendors. One indication of the Company's expertise in the area of product development is the substantial number of copyrighted designs which the Company owns. These designs have been incorporated throughout the Company's product line as a means of increasing its competitive advantage.

     The Company's customer base is comprised of over 40,000 customers including retailers, wholesalers, assemblers, distributors, and other manufacturers dispersed geographically throughout the world. Most of the Company's customers are wholesalers; less than five percent of the Company's sales are retail.

     The Company manufactures some of its own products, but also purchases products from other manufacturers and distributors in fourteen countries. The Company has light manufacturing facilities in Fort Worth, Texas, where it produces items such as suede lace, garment fringe, leathercraft and craft-related kits, and in New York, New York, where, through its Cushman subsidiary, it produces hat trims and small finished leather goods.

     The Company distributes its products through 21 sales/distribution units located in seventeen states and one located in Canada plus its manufacturing facility and show room in New York. The geographic location of its sales/distribution units is selected based on the location of its customers, so that delivery time to customers is minimized. A two-day maximum delivery time is the Company's goal. In addition to offering its customers rapid delivery, the Company also offers a "one-stop shopping" concept for both leather and leathercraft materials.

     Due to current financial restraints, the Company has deferred expansion and acquisition plans until long-term financing arrangements have been completed and profitability has been restored to existing operations. Opening one or two units in 1997 and 1998 or acquiring companies that complement existing operations would currently be expected to be financed internally.

     The Company is the successor to certain entities that were parties to a series of transactions including a merger in July 1993 which involved The Leather Factory, Inc., a Texas corporation ("TLF-Texas"), and National Transfer & Register Corp. ("National"), a Colorado corporation, which had no operations and whose capital stock had no active trading market prior to the merger. The surviving entity changed its name to The Leather Factory, Inc. and its business became that conducted by TLF-Texas.

     The Company was incorporated under the laws of the State of Colorado in 1984 and reincorporated under the laws of the State of Delaware in June 1994. The Company's principal offices are located at 3847 East Loop 820 South, Fort Worth, Texas 76119 and its phone number is 817/496-4414.

Corporate History

     Transactions  with National.  National was  incorporated  under the laws of
     ---------------------------
Colorado in 1984 and conducted business as a stock transfer agency from January 1985 to April 1993. In April of 1993, substantially all of National's assets, consisting of miscellaneous office equipment, were sold to STCOT, Inc., a Texas corporation and an affiliate of National, for $25,000 and the assumption of substantially all of the liabilities of National. National thereupon terminated its activities as a stock transfer agency and conducted no substantive operations. In June of 1993, the principal officers and directors of TLF-Texas, Wray Thompson, Ronald C. Morgan and Robin L. Morgan, acquired shares of National Common Stock and were elected to National's Board of Directors. In July of 1993, pursuant to a reverse merger agreement among National, TLF-Texas, and the shareholders of TLF-Texas, National acquired all of the outstanding Common Stock of TLF-Texas in exchange for 7,805,478 newly issued shares of National Common Stock. In connection with this transaction, National effected a 1 for 24 reverse stock split. The name of National was changed to "The Leather Factory, Inc.", and National's business became that conducted by TLF-Texas. Any reference to "Company" herein includes, where applicable, the activities of TLF-Texas after the acquisition of TLF-Texas by National.

     History of TLF-Texas.  TLF-Texas was initially  incorporated under the laws
     --------------------
of  Texas in 1980  with the name  Midas  Leathercraft  Tool  Company  ("Midas").
Originally, the business of Midas involved the distribution of certain leathercraft tools. After the reverse merger transaction with National, the Company in June of 1994 reincorporated in Delaware. As part of its strategy to develop a multi-location chain of wholesale units the Company has made numerous acquisitions since its incorporation, including the purchase of six wholesale units from Brown Group, Inc., a major footwear retailer. The Company has also acquired several businesses located throughout the United States that distribute shoe-related supplies to the shoe repair and shoe store industry. In addition, the Company purchased Cushman in 1995, a leading producer of hat trims. In March of 1996, the Company acquired all of the issued and outstanding capital stock of its Canadian distributor, The Leather Factory of Canada.

Strategy

     The Leather Factory Concept.  The business strategy employed by the Company
     ---------------------------
was conceived by the founders of TLF-Texas, Wray Thompson and Ronald C. Morgan. Elements of this concept include the physical location and type of space rented for the Company's wholesale units, the configuration of the units, the number of items comprising the merchandise line, the utilization of direct mail, including the use of an annual full-line catalog, and the application of rapid delivery to customers. The Company plans to continue growing by adding new sales/distribution units and acquiring operating companies in complementary businesses in order to provide a variety of diverse, but related merchandise to a wider range of customers.

     The concept used in the Company's sales/distribution units combines the economies of scale of warehouse locations with the marketing efficiencies that can be achieved through direct mail. Walk-in traffic and mail order customers are served in the same location. The type of premises utilized for the unit locations is generally light industrial office/warehouse space in proximity to a major freeway or with relatively easy access thereto. This kind of location typically provides lower rental expense compared to other more retail-type locations. The type and amount of space also accommodates the arranging or configuring of the unit in a visually appealing manner so that customers can walk by and touch merchandise such as the various sizes, styles, and grades of leather sold, which can also consume a great deal of space. This also allows the Company to stock and display a sufficiently broad line to offer one-stop shopping. As a common practice in the industry, the Company maintains higher inventory levels of certain imported items to assure itself of a continuous allotment due to the length of time required for delivery of such items.

     The Company's sales/distribution units are staffed by experienced managers who are primarily compensated based upon the operating profit of their location. Sales of these units are generated by the selling efforts of the location personnel themselves, participation by the Company at trade shows, the use of sales representative organizations and the aggressive use of direct mail advertising. In addition to generating mail order business, the purpose of the Company's direct mail program is to stimulate sales for the sales/distribution units. The Company utilizes an internally developed and maintained mailing list which allows for very targeted mailing to its various customer groups. As for the utilization of direct mail and rapid delivery, the Company locates units in order to get merchandise in the customers' hands as soon as possible, with the added benefit of lower freight cost.

     The Company attempts to maintain the number of stock-keeping units ("SKU's") in the primary Leather Factory line of merchandise at the optimum number of items necessary to balance the maintaining of the proper stock to minimize stock-out situations with the carrying costs involved with such an inventory level. The number of SKU's has grown over the years due to the introduction of new products and now approximates 2,800 items. In addition, while not part of The Leather Factory concept, the product line sold to shoe repair shops and shoe stores increases the number in the Company's overall product line to approximately 6,000 SKU's.

     Expansion and Acquisition  Strategy.  Due to current financial  restraints,
     -----------------------------------
the Company has deferred expansion and acquisition plans until long-term financing arrangements have been completed and profitability has been restored to existing operations. Opening one or two units in 1997 and 1998 or acquiring companies that complement existing operations would currently be expected to be financed internally.

     Acquisition  Financing Facility. On July 28, 1995, the Company entered into
     -------------------------------
a Stock Purchase Agreement with Center Street Capital Partners, L.P., a Delaware limited partnership, and Stratford Capital Partners, L.P., a Texas limited partnership (the "Buyers"), pursuant to which the Buyers agreed to deliver a one year commitment to purchase up to $10 million aggregate principal amount of Senior Cumulative Convertible Preferred Stock, par value $0.10 per share (the "Preferred Stock"), of the Company, at a purchase price of $100 per share. The Company also obtained a one year commitment from NationsBank to provide a $10 million acquisition line of credit ("Acquisition Line"). The Preferred Stock and the Acquisition Line comprised the Acquisition Facility. The one year commitments provided by the Buyers and NationsBank in connection with the Acquisition Facility expired during the third quarter of 1996 pursuant to the terms of the respective governing documents. No amounts were drawn by the Company on the Acquisition Facility prior to its expiration.

     Inventory Management  Strategies.  The Company has signed an agreement with
     --------------------------------
BHD Information Systems for the installation of a networked computer system. The lease agreement includes hardware, software, installation, and training. The software consists of a pre-packaged system and will require minimal customization. The system will provide the Company with a point-of-sale system, a perpetual inventory system, and an accounts receivable system. The addition of a point-of-sale system in conjunction with the comprehensive report writer will provide immediate sales information regarding the buyer, the seller and the product. This will allow management to improve productivity, identify fast or slow moving products and target customers to be contacted. The perpetual inventory system should reduce cost of sales and improve inventory turnover rates through better inventory management. The Company will be able to determine product availability (or expected availability if the product is not on-hand) at all twenty-two locations at any time. The Company believes that this should improve customer service and permit a reduction in inventory.

Products/Customers

     The Company's core business consists of manufacturing, importing and distributing leather, traditional leathercraft materials (do-it-yourself kits, stamping sets, and leatherworking tools), craft-related items (leather lace, beads, and wearable art accessories), hardware, metal garment accessories (belt buckles, belt buckle designs, and conchos), fancy hat trims in braids, leather, and woven fabrics, shoe care and repair supplies, leather finishes, and small finished leather goods. The Company's manufacturing operations are in Fort Worth, Texas and New York, New York at Cushman. The products manufactured in Fort Worth generally involve cutting leather into various shapes and patterns using metal dies ("clicking"), fabrication, assembly, and packaging/repackaging tasks. The manufacturing operation in Fort Worth makes items primarily for wholesale distribution using the Company's sales/distribution units or for drop-shipment directly to customers through the central warehouse. The Cushman facility manufactures hat trims and small finished leather goods. Hat trims are sold to hat manufacturers and distributors directly. Small finished leather goods are sold to various distributors and retailers through attendance at trade shows and the use of sales representatives.

     The customer groups served include wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. No single customer's sales comprise more than 10% of the Company's total sales.

Competition

     The Company competes in four highly fragmented markets which include leathercraft, leather accessories, retail craft, and shoe findings. Management believes that the Company encounters competition in connection with certain product lines and in certain areas from different companies, but has no direct competition affecting the entire product line. The Company is larger than most of its direct competitors. The fragmented nature of these markets is the primary reason for the lack of broad-based competition and is the driving force behind management's consolidation strategy.

     The Company competes on price, availability of merchandise, and speed of delivery. The size of the Company relative to most of its competitors creates competitive advantage in its ability to stock a full range of products as well as in buying merchandise. The Company believes it has a competitive advantage on price in most product lines because it purchases in bulk and has an international network of suppliers that can provide quality merchandise at lower costs. Most of the Company's competitors do not have the multiple sources of supply and cannot purchase sufficient quantities to compete along a broad range of products. In fact, some of the Company's competitors are also customers, relying on the Company as a supplier.

Suppliers

     The Company currently purchases merchandise and raw materials from approximately 200 vendors dispersed throughout the United States as well as in fourteen foreign countries. In fiscal year 1996, the Company's ten largest vendors accounted for approximately 52% of its total purchases. Management believes that its relationships with suppliers are strong and does not anticipate any material changes in these supplier relationships in the future. Due to the number of alternative sources of supply, the loss of any or all of these principal suppliers would not have a material impact on the operations of the Company.

Patents and Copyrights

     The Company presently owns 118 copyrights covering 210 registered works with two works pending, six trademarks covering six names, and two patents covering three products. Registered trademarks include a federal trade name registration on The Leather Factory. The trademarks expire at various times starting in 2002 and ending in 2006, but can be renewed indefinitely. Most copyrights granted or pending are on metal products, such as conchos, belt buckles, etc., and instruction books. The expiration period for the copyrights begins in 2062 and ends in 2070. The Company has patents on two belt buckles and certain leather-working equipment known as the "Speedy Embosser." The patents expire in 2011. Management considers these intangibles to be valuable assets and defends them as necessary.

Compliance With Environmental Laws

     Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect upon capital expenditures, earnings or the competitive position of the Company.

Employees

     As of December 31, 1996, the Company employed 226 people, with 219 on a full time basis. The Company is not a party to any collective bargaining agreement. Eligible employees participate in The Leather Factory, Inc. Employees' Stock Ownership Plan and Trust ("ESOP"). As of December 31, 1996, 165 employees and former employees were participants in or beneficiaries of the ESOP. The Company has the option of contributing up to 15% of eligible employees' compensation into the ESOP. The percentage contributions for 1996, 1995 and 1994 were .8%, .8% and 3% respectively. These contributions are used to purchase shares of Common Stock.

     In late October 1995, representatives of Union Local 62-32 of the Union of Needletrades, Industrial, and Textile Employees ("UNITE") requested that the Company's wholly owned subsidiary, Cushman, recognize UNITE as the sole and exclusive employee bargaining representative. The Company responded by declining to recognize UNITE unless a secret ballot election was held by the employees of Cushman. On October 31, 1995, the employees of Cushman went on strike in New York City for the purpose of securing representation. Virtually all of the 50 hourly employees of Cushman refused to cross the picket line. The Company filed charges with the National Labor Relations Board ("NLRB") alleging that picket line misconduct and violence was inspired by UNITE.

     The strike lasted from October 31, 1995 to April 1, 1996, at which time UNITE notified the Company that it would cease all organizing actions so long as an unconditional return to work was made to all employees who had refused to cross the picket line. On August 1, 1996, a secret ballot election was held and the union was defeated.

     On September 6, 1996, Cushman and UNITE entered into a settlement agreement approved by the NLRB, to completely settle and resolve the issues noted above without the need for a trial. While not admitting that Cushman committed a violation of the National Labor Relations Act (the "Labor Act") or that the employees engaged in an unfair labor practice strike, Cushman did agree to post a notice in English and Spanish informing employees of their rights pursuant to the Labor Act and Cushman's agreement to not: (i) interrogate employees relative to union activities; (ii) threaten employees with the relocation of the business if they support UNITE or any other labor organization; (iii) warn or advise employees that their continued employment is conditioned upon their abandonment of their support for UNITE or any other labor organization; and (iv) interfere with, restrain or coerce employees in the exercise of the rights guaranteed them by the Labor Act.

     Except for any residual affects due to attempts by UNITE to organize employees of Cushman as described above, management believes that relations with employees are good.

Item 2.   Description of Property

     The Company leases all its premises except for the Tampa, Florida location. This property consists of a 13,287 square foot office/warehouse building located on a 16,550 square foot site and is approximately 26 years old and in average condition. As of December 31, 1996, the Tampa property was pledged as collateral under the Company's loan agreement with NationsBank, Texas, NA that matures April 30,1997.

     Detailed below are the lease terms for the Company's remaining locations. The general character of each location is light industrial office/warehouse space, except for the New York City premises which is standard light industrial loft space in a multi-story building. The Company believes that all of its properties, both leased and owned, are adequately covered by insurance.

Location Name            Total Space (Sq. Ft.)       Minimum Annual Rent *         Lease Expiration
-------------            ---------------------       -------------------           ----------------

Chattanooga, TN                9,040                $      40,704                    May 1999
Denver, CO                    12,000                       39,000                    October 1999
Harrisburg, PA                 6,850                       36,180                    March 2002
Fort Worth, TX                71,000                      259,383                    March 1998
Fresno, CA                     5,600                       41,663                    March 2002
Des Moines, IA                 4,000                       30,718                    April 1999
Phoenix, AZ                    4,500                       25,994                    March 2001
Springfield, MO                6,000                       20,400                    July 1998
Spokane, WA                    5,400                       20,400                    February 1999
Albuquerque, NM                5,000                       27,600                    October 1998
Salt Lake City, UT             4,000                       25,584                    September 1999
Baldwin Park, CA               7,800                       51,231                    March 2000
San Antonio, TX                5,600                       40,320                    October 2001
Columbus, OH                   6,000                       37,468                    October 2000
El Paso, TX                    9,600                       43,104                    July 1998
Oakland, CA                    8,000                       57,304                    December 2003
Grand Rapids, MI               8,000                       33,484                    March 1999
Wichita, KS                   14,000                       33,600                    May 1999
New York, NY                  12,000                       94,080                    December 1997
New Orleans, LA                5,130                       21,600                    August 2000
Charlotte, NC                  6,202                       24,188                    March 2001
Winnipeg, Canada               5,712                       26,000  **                November 1997
                           ---------                 ------------

Totals                       221,434                $   1,030,005
                           =========                 ============


* Represents the average minimum annual rent over the balance of the unexpired lease term.
**   As converted into U.S. dollars.

     The Company's Fort Worth location includes the Fort Worth sales/distribution unit, the Company's central warehouse, the light manufacturing facility, and the sales and administrative/executive offices. The Company also leases a 624 square foot showroom in the Denver Merchandise Mart for $10,707 per year. This lease will expire in October 1998.

Item 3.   Legal Proceedings

     The Company, as successor-in-interest to National, has been a defendant in a lawsuit brought in July 1994 by Gary A. Bedini and John C. Bedini (the "Plaintiffs") in the United States District Court for the District of Colorado. Additional defendants are Securities Transfer Corporation, a Texas corporation ("STC"), and Steven Jay Olson, individually, and as President and Director of National, now known as The Leather Factory, Inc. The Plaintiffs alleged that in 1992, pursuant to SEC Rule 144(k), they sought to transfer approximately 1.5 million shares of their Common Stock in Gamma Electronic Systems, Inc., and that the transfer agent, National, improperly refused. The Plaintiffs sought compensatory damages in the amount of $2.1 million as well as punitive damages. The Company is contractually indemnified from and against all losses that may arise out of this cause of action, including attorneys' fees, by STC and/or related entities.

     This action was tried in July 1995. Upon the conclusion of the trial, the judge found in favor of one plaintiff, Gary Bedini, and against the defendants in the amount of $50,468, and similarly for the other plaintiff, John Bedini, and against the defendants in the amount of $68,548. The written judgment of the court (the "Judgment"), which reflected the aforementioned rulings by the trial judge, was entered on September 7, 1995. This Judgment also included pre judgment interest of $16,159 for Gary Bedini and $21,947 for John Bedini. Post judgment interest continues to accrue from the date of the Judgment, pursuant to federal law.

     According to the terms of its contractual indemnification obligations, STC has defended this litigation at its expense. On September 21, 1995, STC filed Defendants' Motion to Alter or Amend Judgment (the "Motion"). The Plaintiffs filed a response to this Motion on October 4, 1995, and said Motion remains pending. In addition to the Motion, STC has made a settlement offer. STC has informed the Company if the case does not settle, and the Motion is denied, then STC intends to appeal the Judgment and to post either a supersedeas bond or cash to avoid collection of the Judgment while the appeal is pending. As of January 1997, no action has been taken by the trial judge relative to the Motion. Pursuant to the Indemnification Agreement between STC and the Company dated October 17, 1994, the Company believes it will not suffer any loss due to the action described here and above.

     The Company has litigation in the ordinary course of its business. Other than described above, the Company is not a party to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

     The shares of the Company are traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

        Quarter Ended                  High             Low

        1995
        ----
        March 31, 1995                4.3750          3.5000
        June 30, 1995                 4.0000          3.2500
        September 30, 1995            4.6250          2.7500
        December 31, 1995             3.1250          2.2500

        1996
        ----
        March 31, 1996                2.6875          1.7500
        June 30, 1996                 2.1250          1.7500
        September 30, 1996            1.9375          1.4375
        December 31, 1996             1.4375           .8125

----------
    There were approximately 555 stockholders of record on March 6, 1997.

     There have been no cash dividends paid on the shares of the Company and currently dividends are restricted by certain debt agreements. The Board of Directors has historically followed a policy of reinvesting the earnings of the Company in the expansion of its business. Such policy is subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

Item 6.  Selected Financial Data

     The selected financial data presented below are derived from and should be read in conjunction with the Company's Consolidated Financial Statements and related notes. This information should also be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". Data in prior years has not been restated to reflect acquisitions that occurred in subsequent years.

Years Ended December 31
-----------------------
Income Statement Data

                               -------------------------------------------------------------------------------
                                    1996            1995             1994               1993            1992
                                -----------      -----------     -----------       -----------      -----------

NET SALES                       $28,253,632      $31,447,849     $28,081,272       $24,371,082      $18,450,134
COST OF SALES                    17,689,973       18,446,378      15,870,603        13,555,345       10,581,469
                                 ----------       ----------      ----------        ----------       ----------
     Gross profit                10,563,659       13,001,471      12,210,669        10,815,737        7,868,665

OPERATING EXPENSES               10,869,359       10,363,159       9,573,495         8,631,600        6,574,631
                                 ----------       ----------      ----------        ----------       ----------
OPERATING INCOME (LOSS)            (305,700)       2,638,312       2,637,174         2,184,137        1,294,034

OTHER (INCOME) EXPENSE:           1,000,604          678,264         142,830           149,955          147,476
                                 ----------       ----------      ----------        ----------       ----------

INCOME (LOSS)
     BEFORE INCOME TAXES         (1,306,304)       1,960,048       2,494,344         2,034,182        1,146,558
INCOME TAX PROVISION
    (BENEFIT)                      (316,536)         786,744         990,197           875,362 *        439,502
                                 ----------       ----------      ----------        ----------       ----------

NET INCOME (LOSS)                  (989,768)       1,173,304       1,504,147         1,158,820 *        707,056
                                 ==========       ==========      ==========        ==========       ==========

INCOME (LOSS) PER SHARE               (0.10)            0.12            0.15              0.13 *           0.09
                                 ==========       ==========      ==========        ==========       ==========

COMMON EQUIVALENT
    SHARES OUTSTANDING            9,788,530        9,789,468       9,783,387         8,801,422        8,222,130
                                 ==========       ==========      ==========        ==========       ==========

Balance Sheet Data
                                 ------------------------------------------------------------------------------
                                   1996              1995            1994             1993              1992
                                 ----------       ----------      ----------      ------------       ----------

TOTAL ASSETS                    $18,264,547      $19,333,376     $18,468,806     $   9,555,881      $ 6,120,735
                                 ----------       ----------      ----------      ------------       ----------

NOTES PAYABLE AND
    CURRENT MATURITIES
    OF LONG TERM DEBT             8,549,366        1,296,359         194,311           216,572          216,593
                                 ----------       ----------      ----------      ------------       ----------

NOTES PAYABLE AND
    LONG-TERM DEBT, NET
    OF CURRENT MATURITIES            17,378        6,566,809       7,325,432         1,189,856        1,656,792
                                 ----------       ----------      ----------      ------------       ----------

STOCKHOLDERS' EQUITY              8,022,937        9,282,305       8,217,781         5,502,452        1,737,774
                                 ==========       ==========      ==========      ============       ==========



* Includes charge of $98,772 or $0.01 per share reflecting cumulative effect on prior years of a change in accounting method for income taxes (SFAS
     109).

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

     The Leather Factory, Inc. ("TLF" or the "Company") is an international wholesale distributor of a broad product line which includes leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself kits. The Company, through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in New York, New York, produces hat trims, the decorative piece of material that adorns the outside of a hat, and small finished leather goods. The Company frequently introduces new products either through its own manufacturing capability or through purchasing from vendors. One indication of the Company's expertise in the area of product development is the substantial number of copyrighted designs which the Company owns. These designs have been incorporated throughout the Company's product line, including hat trims, as a means of increasing its competitive advantage.

Results of Operations

                           Income Statement Comparison

The following table sets forth, for the fiscal years indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                           1996          1995         1994
                                           ----          ----         ----
        Net Sales                          100.0%       100.0%       100.0%
        Cost of sales                       62.6          58.7         56.5
                                           -----         -----        -----
        Gross profit                        37.4          41.3         43.5
        Operating expenses                  38.5          33.0         34.1
                                           -----         -----        -----
        Income (loss) from operations       (1.1)          8.3          9.4
        Other (income) expense, net          3.5           2.1          0.5
                                           -----         -----        -----
        Income (loss) before
          income taxes                      (4.6)          6.2          8.9
        Provision (benefit) for income tax  (1.1)          2.5          3.5
                                           -----         -----        -----
        Net income                          (3.5)%         3.7%         5.4%
                                           =====         =====        =====


                        Analysis of 1996 Compared to 1995
                        ---------------------------------

Revenues

     The Company's net sales decreased by 10.2% to $28,253,632 during 1996 from $31,447,849 in 1995. The 10.2% decrease in revenues was primarily comprised of two pieces. Reduced sales to the retail craft industry comprised of 7.7% and reduced sales at Cushman comprised of 2.7%. The Company's sales to the retail craft industry and its sales at Cushman during 1996 were negatively impacted by challenging retail environments in the craft and western markets.

     The Company is making a concentrated effort to develop new products and sell to new markets due to the softness of sales and difficult conditions experienced by customers in the craft and western markets. For example, Cushman has introduced a line of exotic leather and western accessories that has generated interest from national mail order companies and retail chains. In addition, the Company has become a national sponsor of the Boy Scouts of America with seventeen new products that are included in the official Boy Scout Catalog. While long term trends continue to be difficult to determine, management believes that those markets have stabilized although this may not be reflected in overall sales until the second half of 1997.

Costs, Gross Profit, and Expenses

     Cost of sales as a percentage of revenue was 62.6% for 1996 as compared to 58.7% for 1995. The difference in the relative cost of sales percentage was principally attributable to a change in sales mix, price competition in a very competitive market environment and direct labor costs associated with the labor dispute at Cushman.

     Operating expenses increased $506,200 or 4.9% to $10,869,359 during 1996 from $10,363,159 during 1995. The increase in operating expenses between the two periods was due to various factors, including (i) an increase in bad debt expense of $120,665 because of a significant customer (3% of 1995 net sales) declaring Chapter 11 bankruptcy, (ii) expenses associated with two new locations, (iii) write down of certain purchased goodwill due to its impairment,
(iv) increased advertising expense to generate new sales and (v) an increase in operating expenses at Cushman, some of which were related to previous labor problems. These increases in operating expenses were partially offset by lower discretionary bonuses and commissions. Management is continuing a determined effort to reduce the cost of sales as a percent of revenue and expects margins to improve in 1997 and return to more historical patterns.

Other (Income) Expense

     Other expenses were $1,000,604 for 1996 as compared to $678,264 during 1995. This increase was primarily due to the write-off of the commitment and facility fees attributable to the acquisition financing commitments which expired in July 1996, and an increase in interest expense due to an increase in the outstanding balance on the working capital line of credit.

Provision (Benefit) for Income Taxes

     The benefit for income taxes was 24% of the loss before income taxes in 1996, as compared to a provision for income taxes of 40% of income before taxes in 1995. This difference is primarily a result of an increase in the amortization of non-deductible goodwill.

Net Income
----------
     The Company incurred a net loss of $989,768 for 1996 as compared to reporting net income of $1,173,304 during 1995. The loss was primarily due to the factors noted above regarding sales, cost of goods sold, operating expenses and other (income) expense.

                        Analysis of 1995 Compared to 1994
                        ---------------------------------

Revenues

     The Company's net sales increased by 12.0% to $31,447,849 during the fiscal year ended December 31, 1995 from $28,081,272 in 1994, which was below management's expectations as stated in the Company's 1994 Annual Report to Stockholders. These results can be attributed to a decrease in consumer spending at the retail level in each of the markets in which the Company's customers participate. Early in the year, management believed that the positive trend in sales experienced in late 1994 and the first quarter of 1995 would continue. The remaining three quarters of the year, however, proved this indication of increased sales to be temporary in nature. Sales in the fourth quarter of 1995, outside of Cushman, were down 15.5% from the same quarter in 1994. Absent Cushman, TLF sales were down 4.2% for the fiscal 1995 year.

Costs, Gross Profit, and Expenses

    Cost of sales as a percentage of sales was 58.7% for the fiscal year ended December 31, 1995 as compared to 56.5% for the same period in 1994. The difference in the relative cost of sales percentage was principally attributable to a change in sales mix due to the softness described above, the competitive nature of the market, the fact that Cushman operates on a somewhat lower gross margin than TLF, and higher prevailing leather prices, which were not or could not be passed along to customers.

     A higher relative cost of sales percentage meant that gross profit as a percentage of sales was lower for the fiscal year ended December 31, 1995 compared to fiscal 1994. Gross profit as a percentage of sales decreased 2.2 percentage points to 41.3% in 1995 from 43.5% in 1994. In spite of a relative decrease in the gross profit percentage, due to the increase in sales for 1995, total gross profit increased 6.5%, increasing to $13,001,471 from $12,210,669 in the previous fiscal year.

     Operating expenses increased $789,664 or 8.2% to $10,363,159 during the fiscal year ended December 31, 1995 from $9,573,495 during 1994. The increase in operating expenses between the years was the net result of an increase in operating expenses at Cushman, as well as certain other costs incurred by the Company in order to expand its infrastructure and promote its business, and a decrease in expenses such as discretionary bonuses and ESOP contributions. As a percentage of sales, operating expenses decreased to 33.0% in 1995 from 34.1% in 1994, primarily as a result of the decreased expenses mentioned above as well as economies of scale achieved through the Company's planned growth.

Provision for Income Taxes

     The provision for income taxes remained relatively constant in 1995 as compared to 1994 at approximately 40% of income before taxes in both years.

Other (Income) Expense

     Other expenses were $678,264 for the fiscal year ended December 31, 1995 compared to $142,830 during the same period in 1994. The difference between the two fiscal years involved increased interest expense. This increase was primarily due to the fact that the Company had a greater amount of bank indebtedness outstanding for the 1995 fiscal year compared to 1994 as a result of the amount of debt associated with the acquisition and operation of Cushman.

Net Income

     Net income decreased 22% to $1,173,304 for the fiscal year ended December 31, 1995 from $1,504,147 during the fiscal year ended December 31, 1994. The decrease was due to the following factors: the decline in gross profit margins, an increase in interest expense, and increases in operating expenses while the effective income tax rate remained relatively constant.

Capital Resources and Liquidity

     The primary sources of liquidity and capital resources during 1996 were borrowings on the Company's credit facility with NationsBank of Texas, N.A. ("NationsBank").

     Background of Agreement with Bank. The NationsBank financing arrangements,
     ------------------------------------
which include a working capital line of credit and a term facility, are governed by the Second Restated Loan Agreement dated July 24, 1995 as amended (the "Loan Agreement"). The Company presently has outstanding principal balances on its working capital line of credit and its term facility of $5,500,000 and $3,000,000, respectively. From June 30, 1996 through December 31, 1996, the Company had been in default under certain financial covenants contained in the Loan Agreement. These financial covenants related to the following ratio tests:

     (1)  Current Assets to Current Liabilities;
     (2)  Total Liabilities to Tangible Net Worth;
     (3) Senior Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); and
     (4)  Cash Flow Ratio.

     On August 14, 1996, effective June 30, 1996, NationsBank and the Company entered into an amendment to the Loan Agreement pursuant to which NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned events of default under the Loan Agreement until September 30, 1996 (the "Forbearance Period"). NationsBank also waived a default under the Borrowing Base and the element of the Borrowing Base which gave rise to the default, the net income test, was eliminated as part of said Borrowing Base.

     On September 30, 1996, NationsBank and the Company entered into another amendment to the Loan Agreement whereby NationsBank agreed to extend the Forbearance Period until December 31, 1996 (the "Extended Forbearance Period"). NationsBank and the Company also agreed to decrease the amount of the working capital line of credit from $10 million to $7.5 million. Additionally the Company agreed to grant NationsBank a lien on its facility located in Tampa, Florida.

     The Company remained in default under the financial covenants described above.

     Current  Agreement.  As of December 31, 1996,  NationsBank  and the Company
     ------------------
entered into the Fifth Amendment to the Second Restated Loan Agreement (the "Fifth Amendment") whereby NationsBank and the Company agreed to modify the Loan Agreement. In the Fifth Amendment the Company agreed to employ Price Waterhouse to assist in obtaining alternative financing of the obligations to NationsBank. The Company and Nations Bank also agreed:

     1. To decrease the amount of the working capital line of credit from $7.5 million to $6.5 million;
     2. To modify the maturity date of the working capital line of credit note to April 30, 1997;
     3. To modify the maturity date of the Roberts Cushman & Company note to April 30, 1997.
     4. The financial covenants under which the Company was in default previously were eliminated or modified.

     A copy of the complete agreement is filed herewith as exhibit 4.13 and additional information regarding capital resources and liquidity can be found in the "Notes to Consolidated Financial Statements" section of this report.

     Management remains confident that the restructuring of our financing arrangements on a favorable, long term basis will be accomplished. However, in the event alternative financing cannot be arranged, the Company would enter negotiations with NationsBank to restructure the existing loans. If neither of these strategies were successful, the Company could experience a material adverse impact.

     While subject to the issues surrounding the Company's financing arrangements, the Company's management believes that current sources of liquidity and capital resources will be sufficient to fund current operations and internal growth.

Cautionary Statement

     The disclosures under "-Results of Operations" and "-Capital Resources and Liquidity" and in the Notes to Consolidated Financial Statements as provided elsewhere herein contain forward-looking statements and projections of management. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, and possible negative trends in the craft and western retail markets, customer acceptance of existing and new products, or otherwise, pricing pressures due to competitive industry conditions, increases in prices for leather, which is a world-wide commodity, which for some reason, may not be passed on to the customers of the Company's products, change in tax rates, change in interest rates, change in the commercial banking environment, problems with the importation of the products which the Company buys in 14 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by said countries of Most Favored Nation status with the United States of America, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 8.  Financial Statements and Supplementary Data

     Financial Statements and Financial Statement Schedules are filed as a part of this report. See page 14, Index to Consolidated Financial Statements.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

     A. Change in Accountants - During the quarter ended September 30, 1996, the Company filed a Current Report on Form 8-K dated August 26, 1996 to disclose, pursuant to Item 4, a change in the Company's independent accountant. No financial statements were filed.

     B. Disagreements with Accountants - None

                            THE LEATHER FACTORY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




Consolidated Balance Sheets at December 31, 1996 and 1995 .........................................................      15

Consolidated Statements of Income For the Years Ended December 31, 1996, 1995 and 1994 ............................      16

Consolidated Statements of Cash Flow For the Years Ended December 31, 1996, 1995 and 1994 .........................      17

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1996, 1995 and 1994 ..............      18

Notes to Consolidated Financial Statements ........................................................................   19 - 27

Consolidated Financial Statement Schedules for the year ended December 31, 1996:

    II -- Allowance for Doubtful Accounts..........................................................................     28

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

Reports of Independent Auditors . .................................................................................   29 - 30




                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 AND 1995




                                                                                       1996                  1995
                                                                                 --------------        ---------------
                                 ASSETS
CURRENT ASSETS:
    Cash                                                                         $      488,192        $       477,159
    Accounts receivable-trade, net of allowance for
        doubtful accounts of $54,000 and $39,000
         in 1996 and 1995, respectively                                               1,947,698              2,784,050
    Inventory                                                                         7,737,320              7,903,179
    Prepaid income taxes                                                                538,458                203,559
    Deferred income taxes                                                               126,955                 88,321
    Other current assets                                                                542,809                656,837
                                                                                 --------------        ---------------
                           Total current assets                                      11,381,432             12,113,105
                                                                                 --------------        ---------------

PROPERTY AND EQUIPMENT, at cost                                                       2,672,253              2,474,056
  Less: accumulated depreciation and amortization                                    (1,273,609)            (1,014,966)
                                                                                 --------------        ---------------
                           Property and equipment, net                                1,398,644              1,459,090

GOODWILL and other, net of accumulated amortization of
    $660,000 and $300,000 in 1996 and 1995, respectively                              5,484,471              5,761,181
                                                                                 --------------        ---------------
                                                                                 $   18,264,547        $    19,333,376
                                                                                 ==============        ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                             $      940,549        $     1,398,917
    Accrued expenses and other liabilities                                              597,007                655,489
    Income taxes payable                                                                      -                 48,300
    Notes payable and current maturities of
        long-term debt                                                                8,549,366              1,296,359
                                                                                 --------------        ---------------
                           Total current liabilities                                 10,086,922              3,399,065
                                                                                 --------------        ---------------

DEFERRED INCOME TAXES                                                                   137,310                 85,197

NOTES PAYABLE AND LONG-TERM DEBT,
    net of current maturities                                                            17,378              6,566,809

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.10 par value; 20,000,000
        shares authorized, none issued or outstanding                                         -                      -
    Common stock, $0.0024 par value; 25,000,000 shares
        authorized, 9,853,161 shares issued in 1996 and 1995                             23,648                 23,648
    Paid-in capital                                                                   4,130,796              4,130,796
    Retained earnings                                                                 4,464,277              5,454,045
    Less: Notes receivable - secured by common stock                                   (269,305)                     -
    Cumulative translation adjustments                                                     (295)                     -
    Less:  Unearned shares held by ESOP, 64,631
        shares in 1996 and 1995                                                        (326,184)              (326,184)
                                                                                 --------------        ---------------
                           Total stockholders' equity                                 8,022,937              9,282,305
                                                                                 --------------        ---------------
                                                                                 $   18,264,547        $    19,333,376
                                                                                 ==============        ===============

     The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994







                                                                1996              1995               1994
                                                           ---------------   ---------------     -------------

NET SALES                                                  $    28,253,632   $    31,447,849    $    28,081,272

COST OF SALES                                                   17,689,973        18,446,378         15,870,603
                                                           ---------------   ---------------    ---------------


                Gross profit                                    10,563,659         13,001,471         12,210,669


OPERATING EXPENSES                                              10,869,359         10,363,159          9,573,495
                                                           ---------------   ----------------   ----------------

INCOME (LOSS)  FROM OPERATIONS                                    (305,700)         2,638,312          2,637,174

OTHER (INCOME) EXPENSE:
     Interest expense                                            1,007,544            718,066            142,037
     Other, net                                                     (6,940)           (39,802)               793
                                                           ---------------   ----------------   ----------------

                Total other (income) expense                     1,000,604            678,264            142,830
                                                           ---------------   ----------------   ----------------


INCOME (LOSS)  BEFORE INCOME TAXES                              (1,306,304)         1,960,048          2,494,344

PROVISION (BENEFIT) FOR INCOME TAXES                              (316,536)           786,744            990,197
                                                           ---------------   ----------------   ----------------

NET INCOME (LOSS)                                          $      (989,768)  $      1,173,304   $      1,504,147
                                                           ===============   ================   ================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK                $        (0.10)   $           0.12   $           0.15
                                                           ==============    ================   ================

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                              9,788,530           9,789,468          9,783,387
                                                           ==============    ================   ================

DIVIDENDS PAID PER SHARE                                   $            -    $             -    $             -
                                                           ==============    ================   ================



     The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                      1996              1995            1994
                                                                                 -------------     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                             $    (989,768)    $    1,173,304    $    1,504,147

  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                                      638,450            424,135           249,616
    (Gain) loss on sales of assets                                                     (7,541)            (9,524)            2,778
     Common stock issued for services                                                       -                  -           240,833
     Deferred financing costs                                                         156,891                  -                 -
     Deferred income taxes                                                             13,479             (9,257)          (27,562)
     Other                                                                                785                  -                 -
     Net changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable-trade, net                                                 814,870           (104,118)         (728,346)
       Inventory                                                                      241,843            328,316        (1,754,306)
       Income taxes                                                                  (383,199)          (243,435)          320,253
       Other current assets                                                           130,683           (326,759)         (119,157)
       Accounts payable                                                              (458,368)          (104,939)          302,190
       Accrued expenses and other liabilities                                         (58,482)          (400,868)         (361,203)
                                                                                 ------------      -------------     -------------
     Total adjustments                                                              1,089,411           (446,449)       (1,874,904)
                                                                                 ------------      -------------     -------------

      Net cash provided by (used in) operating activities                              99,643            726,855          (370,757)
                                                                                 ------------      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (208,537)          (513,483)         (308,115)
  Proceeds from sales of assets                                                        10,444             17,746             6,000
  Cash paid for acquisitions, net of cash acquired                                   (300,000)        (5,232,389)         (572,713)
 (Increase) decrease in assets restricted for acquisitions                                  -          5,040,656        (5,040,656)
  Other intangible costs                                                              (24,788)           (42,234)          (39,436)
                                                                                 ------------      -------------     -------------

      Net cash used in investing activities                                          (522,881)          (729,704)       (5,954,920)
                                                                                 ------------      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                                    3,300,000          2,574,904         6,362,196
  Payments on notes payable and long-term debt                                     (2,596,424)        (2,231,478)         (533,411)
  Proceeds from issuance of common stock                                                    -                  -           611,000
  Purchase of  notes receivable - secured by common stock                            (269,305)                 -                 -
  Securities acquisition loan to ESOP                                                       -            (99,962)         (226,222)
  Deferred financing and stock issuance costs                                               -           (165,709)          (26,254)
                                                                                 ------------      -------------     -------------

      Net cash provided by financing activities                                       434,271             77,755         6,187,309
                                                                                 ------------      -------------     -------------

NET INCREASE (DECREASE) IN CASH                                                        11,033             74,906          (138,368)

CASH, beginning of period                                                             477,159            402,253            540,621
                                                                                 ------------      -------------     --------------


CASH, end of period                                                              $    488,192      $     477,159     $      402,253
                                                                                 ============      =============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                                $    793,373      $     763,848     $      133,116
  Income taxes paid during the period, net of refunds                                  55,445          1,066,111            700,935


     The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             Common Stock
                         --------------------                          Notes receivable  Cumulative
                         Number                  Paid-in     Retained    - secured by    Translation     Unearned
                        of Shares  Par Value     Capital     Earnings    common stock    Adjustments    ESOP Shares     Total
                        ---------  ---------  ------------  -----------  ------------    -----------    -----------  ----------

BALANCE,December 31,
    1993               9,577,756  $  22,987  $  2,702,871  $ 2,776,594   $        -    $          -  $           -  $ 5,502,452

  Shares issued for
    cash                  40,000         96       199,904            -            -               -              -      200,000

  Shares issued in
    acquisitions          98,405        236       537,294            -            -               -              -      537,530

  Shares issued for
    cash - employee
    stock options
     exercised           137,000        329       410,671            -            -               -              -      411,000

  Compensation expense
    - employee stock
     options                  -          -       240,833            -             -               -              -      240,833

  Tax effect of excess
     deduction
    over book expense
     - exercise
     of employee stock
      options                 -          -        74,295            -             -               -              -       74,295

   American Stock
     Exchange additional
      listing fee             -          -        (4,500)            -            -               -              -      (4,500)

   Stock issuance costs       -          -       (21,754)            -            -               -              -     (21,754)

   Securities acquisition
     loan to ESOP             -          -             -            -             -               -       (226,222)    (226,222)

  Net income                  -          -             -    1,504,147             -               -              -    1,504,147
                      ---------  ---------    -----------  -----------   ----------     -----------  -------------  -----------
BALANCE, December
    31, 1994          9,853,161     23,648     4,139,614    4,280,741             -               -       (226,222)   8,217,781

   Stock issuance
     costs                    -          -       (8,818)            -             -               -              -       (8,818)

   Securities acquisition
     loan to ESOP             -          -             -            -             -               -        (99,962)     (99,962)

   Net income                 -          -             -    1,173,304             -               -              -    1,173,304
                      ---------  ---------   -----------  -----------    ----------     -----------  -------------   ----------
BALANCE, December
  31, 1995            9,853,161     23,648     4,130,796    5,454,045             -               -       (326,184)   9,282,305

   Notes receivable
     - secured by
       common stock           -          -             -            -      (269,305)              -              -     (269,305)

   Translation
     adjustment               -          -             -            -             -            (295)             -         (295)

   Net loss                   -          -             -     (989,768)            -               -              -     (989,768)
                      ---------  ---------   -----------  -----------    ----------    - ----------   ------------  -----------

BALANCE, December
   31, 1996           9,853,161  $  23,648  $  4,130,796  $ 4,464,277    $ (269,305)    $      (295)  $   (326,184)  $ 8,022,937
                      =========  =========  ============  ===========    ==========     ===========   ============   ===========

     The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


1.  ORGANIZATION AND NATURE OF OPERATIONS

The Leather Factory, Inc. and subsidiaries (the "Company") operations include the manufacture, distribution, importation, and exportation of leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself kits. The Company through its subsidiary, Roberts, Cushman & Company, Inc., is also a manufacturer and distributor of hat trims and small finished leather goods such as cigar cases, picture frames, wallets, and western accessories. As of December 31, 1996, the Company had 22 sales/distribution units in 17 states and Canada, including Arizona, California, Colorado, Florida, Iowa, Kansas, Louisiana, Michigan, Missouri, New Mexico, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Washington, and Winnipeg. The Company also has light manufacturing facilities In Fort Worth, Texas and New York, New York. In 1996, the Company expanded its sales/distribution units by acquiring its Canadian distributor located in Winnipeg, and opening a new unit in Charlotte, North Carolina.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Inventory

The Company's inventory is valued at the lower of first-in, first-out cost or market and consists of the following at December 31:

                                             1996                 1995
                                          ----------           ----------
  Finished goods held for sale           $ 6,516,517          $ 6,736,811

  Raw materials and work in process        1,220,803            1,166,368
                                         -----------          -----------

                                         $ 7,737,320          $ 7,903,179
                                         ===========          ===========

Restricted Assets

Restricted assets consist primarily of cash borrowed for an acquisition which was consummated on January 2, 1995. Please see Note 9 below.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense when incurred. The cost of assets retired or sold and the related amounts of accumulated depreciation are removed from the accounts, and any gain or loss is included in the statement of income. Depreciation is determined using the straight-line method over the estimated useful lives as follows:

                            Building                           30 years
                            Leasehold improvements            5-7 years
                            Equipment                        5-10 years
                            Furniture and fixtures            5-7 years
                            Automobiles                         5 years


Depreciation expense was $277,994; $224,364; and 175,348 for the years ended December 31, 1996, 1995 and 1994, respectively.

Goodwill

Goodwill resulting from business purchases accounted for using the purchase method of accounting is being amortized on a straight-line basis over estimated useful lives ranging from ten to forty years.

Acquisitions to date have not involved any significant long-lived assets other than goodwill. Accordingly, the Company evaluates such goodwill for impairment in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." During 1996, the Company determined that the goodwill associated with the acquisition of Hi-Line Leather and Manufacturing Co., Inc. in 1994 was impaired, and should be reduced by fifty percent or approximately $142,000. This conclusion was reached due to the fact that the customer base acquired in the purchase transaction has declined substantially, and the operating results of the location since the acquisition have not met expectations. However, the unit is providing marginal positive cash flow and business conditions could improve; therefore, management believes the remaining goodwill is recoverable and the amortization period remains appropriate.

Amortization  expense of $360,456 in 1996; $199,771 in 1995; and $74,268 in 1994
was recorded in operating expenses including the above write-down.

Advertising Costs

With the exception of catalog costs, advertising cost are expensed as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve months. Such capitalized costs are included in other current assets and totaled $203,755 and $266,875 at December 31, 1996 and 1995, respectively. Total advertising expense was $1,089,716 in 1996; $976,126 in 1995; and $797,758 in 1994.

Revenue Recognition

Sales are recorded when goods are shipped to customers.

Income Taxes

Deferred income taxes result from temporary differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents are determined for stock options using the treasury stock method, under which the number of shares outstanding reflects the assumed repurchase of shares of the Company's common stock with the proceeds from the assumed exercise of outstanding stock options. Unearned shares held by the Employees' Stock Ownership Plan are deemed not to be outstanding for earnings per share calculations.

Accounting Estimates

The consolidated financial statements include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Long-Lived Assets

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company has determined that as of December 31, 1996, it has no long-lived assets that meet the impairment criteria of SFAS No. 121.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25") and related Interpretations, in accounting for its stock option plans.

3.  NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 1996 and 1995, notes payable and long-term debt consisted of the following:

                                                                                         1996           1995
                                                                                       ---------     ----------
Loan Agreement with NationsBank of Texas, N. A. -  collateralized  by inventory, trade accounts  receivable,  equipment, fixtures and real estate;  payable as follows:

Promissory  Note (Term Loan) dated December 28, 1994 in the principal  amount of
$5,000,000 - $250,000  principal due quarterly with monthly interest payments at prime plus 1.5% (9.75% at December 31, 1996);
matures April  30, 1997                                                               $3,000,000     $4,250,000

Promissory Note (Working  Capital  Line of Credit)originally dated July 24, 1995 in the maximum principal  amount of $6,500,000  with Revolving  features as more fully escribed below-interest due monthly at prime plus 1.5 % (9.75% at December
31, 1996); matures April  30, 1997                                                     5,500,000      3,500,000

Unsecured note payable  created in connection with the acquisition of the assets of The  Leather  Warehouse  discussed  in  Note 9  below -  $4,419  payments  of principal  and  interest  due  monthly at prime  (8.25% at December  31,  1996);
matures on April 1, 1998                                                                  66,744        112,180

Other notes payable                                                                            -            988
                                                                                       ----------     ---------
                                                                                        8,566,744     7,863,168

Less - Current maturities                                                               8,549,366     1,296,359
                                                                                       ----------    ----------
                                                                                     $     17,378    $6,566,809
                                                                                       ==========     ==========



In addition to the above amounts payable to NationsBank of Texas, N.A. ("Nations"), the bank holds letters of credit in the Company's name for inventory purchase commitments with terms ranging from sight to 90 days. As of December 31, 1996 and 1995, the Company had $273,065 and $745,072, respectively, in outstanding purchase commitments on these letters of credit.

Pursuant to the Loan Agreement, the overall combined limit for borrowings under the Working Capital Line of Credit facility as amended and outstanding balance on letters of credit is $6,500,000. Of the overall $6,500,000 limit, letters of credit cannot exceed $1,000,000. The unused portion of the letter of credit limit can be utilized for borrowings, up to the limits imposed for said indebtedness. Total borrowings under this arrangement are also limited to a certain percentage of trade accounts receivable and inventory reduced by the outstanding balance of letters of credit. Total availability at December 31, 1996, under the Working Capital Line of Credit facility and for letters of credit was $107,170.

The Loan Agreement as amended has affirmative financial covenants which require the maintenance of a minimum current ratio, and a maximum ratio of total liabilities to tangible net worth. The Agreement also restricts the Company from paying dividends other than those payable solely in additional shares of stock.

The Company's long-term debt matures as follows:
                                       1997               $ 8,549,366
                                       1998                    17,378
                                                           ----------
                                                          $ 8,566,744
                                                           ==========

In January 1997, the Company with the assistance of consultants implemented a plan to secure financing to replace the Nations debt. The Company seeks to raise $6,000,000 in senior debt and $4,000,000 in mezzanine financing. The proposed senior debt would be comprised of a $5,500,000 revolving line of credit with a $1,000,000 sublimit for Letters of Credit to be secured by inventory and receivables and a $500,000 term loan secured by property and equipment. The proposed revolving line of credit will require monthly interest payments and will mature within one year of initiation. The proposed term loan will require monthly principal and interest payments on a five year amortization. The proposed mezzanine financing will require monthly coupon interest payments with a five year balloon and detachable warrants.

Management and their consultants believe that the Company will secure such proposed financing although there can be no guarantee this will occur.

4.  EMPLOYEE BENEFIT PLAN

The Company has an Employee Stock Ownership Plan (the "Plan") for employees with at least one year of service (as defined by the Plan) and who have reached their 21st birthday. Under the Plan, the Company makes annual cash or stock contributions to a trust for the benefit of eligible employees. The trust invests in shares of the Company's common stock. The amount of the Company's annual contribution is discretionary. Benefits under the Plan are 100% vested after three years of service and are payable upon death, disability or retirement. Vested benefits are payable upon termination of employment.

During 1994, the Company adopted Statement of Position 93-6 ("SOP 93-6"), "Employers Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs, issued in November 1993. The Company contributed $27,500; $133,378; and $325,000 in cash to the Plan during 1996, 1995 and 1994, respectively. Of these amounts $27,500; $33,416; and $98,778 represented current year contributions, while $0; $99,962; and $226,222 represented securities acquisition loans for 1996, 1995 and 1994, respectively. During 1995, the Plan purchased 23,500 shares of Company stock on the open market for $99,962. In 1994, the Plan purchased 56,364 shares of Company stock for $310,000 from certain officers of the Company. In accordance with SOP 93-6, these purchases have been recorded as unearned ESOP shares. The unearned ESOP share account will be reduced by the cost of the shares when they are released to participants as payments are made on the loans using the principal and interest method. Compensation expense is measured using the average fair market value when shares are committed to be released to the employee. The Company recognized compensation expense related to the Plan of $27,500; $33,416; and $98,778 in 1996, 1995 and 1994, respectively.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 1996, 1995 and 1994:


                        No. of Shares                 Market Value
                        -------------                 ------------

               1996     1995      1994       1996          1995          1994
              -----     ----      ----       ----          ----          ----
Allocated    681,547   725,605   777,440  $ 554,098   $ 1,769,025   $ 3,353,099
 Unearned     64,631    64,631    41,131     52,545       157,570       177,398
             -------   -------   -------  ---------   -----------   -----------
    Total    746,178   790,236   818,571  $ 606,643   $ 1,926,595   $ 3,530,497
             =======   =======   =======  =========   ===========   ===========

The Company currently offers no postretirement or postemployment benefits to its employees.

5.  INCOME TAXES

The provision for income taxes consists of the following:





                                         1996            1995         1994
                                         -----           -----        ----

Current provision (benefit):
Federal                               ($ 282,917)     $  658,975    $  864,945
State                                    (47,098)        137,026       152,814
                                      ----------      ----------    ----------
                                        (330,015)        796,001     1,017,759
                                      ----------      ----------    ----------
Deferred provision (benefit):
Federal                                   11,351          (7,870)      (24,136)
State                                      2,128          (1,387)       (3,426)
                                      ----------      ----------    ----------
                                          13,479          (9,257)      (27,562)
                                      ----------      ----------    ----------
                                      ($ 316,536)      $ 786,744    $  990,197
                                      ==========       =========    ==========


Deferred taxes relate primarily to temporary differences in the bases of accounts receivable, inventory, fixed assets and accrued expenses.

The effective tax rate differs from the statutory rate as follows:

                                      1996    1995       1994
                                      ----    ----       ----
Statutory rate                        (34%)     34%       34%
State taxes                            (3%)      4%        3%
Non-deductible
  goodwill amortization                10%       4%        1%
Other                                   3%      (2%)       2%
                                      -----------------------
Effective rate                        (24%)     40%       40%
                                      =======================

6.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's primary office facility and warehouse are leased under a seven-year lease agreement that expires in March 1998. Rental agreements for the sales/distribution units expire on dates ranging from November 30, 1997 to December 31, 2003. The Company's lease agreement for the manufacturing facility in New York, New York, expires on December 31, 1997. Future minimum lease payments for all noncancellable operating leases are as follows:

                            Year Ending December 31,

                                 1997                             $ 1,039,148
                                 1998                                 694,987
                                 1999                                 443,366
                                 2000                                 288,649
                                 2001                                 183,023
                                 2002 and thereafter                  135,005
                                                                   ----------
                      Total future minimum lease payments          $2,784,178
                                                                   ==========

Rent expense on all operating leases for the years ended December 31, 1996, 1995 and 1994, was $1,008,458; $928,433; and $710,650, respectively.

Litigation

The Company has litigation in the ordinary course of its business and operations. The Company does not expect the outcome of any current litigation to have a material impact on its financial position and results of operations.

7.  MAJOR VENDORS

Two major vendors accounted for 16% and 10% of the Company's 1996 inventory purchases. These same vendors accounted for 15% and 14% of 1995 inventory purchases, and 18% and 12% of 1994 inventory purchases. Due to the number of alternative sources of supply, it is management's opinion that the loss of either or both of these principal suppliers would not have a material impact on the operations of the Company.

8.  STOCKHOLDERS' EQUITY

Stock Option Plans

The Company has outstanding options to purchase its common stock under The 1995 Stock Option Plan for officers and key management employees and The 1995 Director Non-qualified Stock Option Plan for non-employee directors. The plan for employees provides for the granting of either qualified incentive stock options or non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant. Employee options vest over a five-year period while the director options vest after six months. All options expire ten years from the date of grant and are exerciseable at any time after vesting. As of December 31, 1996, 1,000,000 shares of common stock have been reserved for future issuance under the employee plan and 100,000 shares are reserved for future issuance under the director plan.

In accordance with the Company's 1993 Non-Qualified Incentive Stock Option Plan, an aggregate of 600,000 common shares could be granted to officers, key employees, vendors and consultants. The options were exercisable at any time from the date of grant to March 31, 1994 when they expired.

A summary of the Company's stock option activity and related information for the years ended December 31, 1996, 1995 and 1994, is as follows:


                                                  1996                  1995                      1994
                                         ---------------------   --------------------  -----------------------

                                                      Weighted             Weightedd                Weighted
                                                      Average              Averagee                 Average
                                           Option     Exercise    Option   Exercise      Option     Exercise
                                           Shares     Price       Shares   Price         Shares     Price
                                         ---------  ----------   --------  ----------   ---------   ----------
Outstanding at January 1                   585,000     $3.063             - $       -     110,000      $3.000
Granted                                    106,000      1.088       585,000     3.063      40,000       3.000
Forfeited                                 (181,000)     3.063             -         -           -           -
Expired                                          -          -             -         -     (13,000)      3.000
Exercised                                        -          -             -         -    (137,000)      3.000
                                         ---------  ---------   ----------- ---------   ---------  ----------
Outstanding at December 31                 510,000     $2.653       585,000    $3.063           -  $        -
                                         =========  =========   =========== =========   =========  ==========
Exercisable at end of year                  84,000     $3.063             - $       -           -  $        -
                                         =========  =========   =========== =========   =========  ==========

Weighted-average fair value of
  options granted during the year            $0.52                    $1.45
                                         =========              ===========


The following table segregates outstanding options into groups based on exercise price ranges of less than and more than $2 per share.

                                 Outstanding                  Exercisable
                       ------------------------------ --------------------------
                                  Weighted   Weighted         Weighted  Weighted
                                  Average    Average           Average  Average
                         Option   Exercise   Maturity  Option  Exercise Maturity
Exercise Price Range     Shares   Price      (Years)   Shares   Price   (Years)
--------------------   ---------  ---------- --------  ------  -------  --------
      Less than $2       106,000      $1.088     9.83       - $   -           -
      More than $2       404,000       3.063     8.75  84,000  3.063       8.75
                       ---------  ----------  -------  ------  -----    --------
                         510,000      $2.653     8.97  84,000 $3.063       8.75
                       =========  ==========  =======  ======  =====    ========

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.72% in 1996 and 6.38% in 1995; dividend yields of 0% for both years; volatility factors of .439 for both years; and an expected life of the valued options of 5 years in both 1996 and 1995.

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, and changes in these input assumptions can materially affect the fair value estimate they produce. Because of this, it is management's opinion that existing models do not necessarily provide a reliable single measure of fair value for the Company's stock options. For pro forma disclosures, the estimated fair values determined by the model are being amortized to expense on a straight-line basis over the options vesting period as adjusted for estimated forfeitures.
 The Company's pro forma information follows:
                                                      1996           1995
                                                   ------------   ---------
        Pro forma net income (loss)                ($1,057,818)   $1,121,736

        Pro forma net income (loss) per share           ($0.11)        $0.11

Private Placements

During 1994, forty thousand shares of the Company's common stock were issued for cash in the amount of $5.00 per share pursuant to the sale of four private placement units.

Notes Receivable Secured by Common Stock

During 1996, the Company purchased certain notes from NationsBank that are collateralized by the Company's common stock. These notes relate to shares issued under the Company's 1993 Non-Qualified Incentive Stock Option Plan. The notes are due from seven individuals including officers and other members of management and mature on December 31, 1997.

9.  ACQUISITIONS

On January 10, 1994, the Company acquired all of the issued and outstanding shares of capital stock of Hi-Line Leather & Manufacturing Company ("Hi-Line"), a distributor of shoe repair and care supplies located in Oakland, California. For financial reporting purposes, the transaction was accounted for under the purchase method, effective January 1, 1994.

On April 15, 1994, the Company purchased certain assets of The Leather Warehouse Company ("Warehouse"), a Michigan corporation which distributes shoe repair and care supplies located in Grand Rapids, Michigan. For financial reporting purposes, the transaction was accounted for under the purchase method, effective April 1, 1994.

On January 2, 1995, the Company acquired all of the issued and outstanding shares of capital stock of Roberts, Cushman & Co., Inc., a manufacturer of fancy hat trims located in New York, New York, for an approximate purchase price of $5,000,000. The purchase price was funded with the proceeds of the Term Loan discussed in Note 3 above, which along with legal and other acquisition costs, comprised the restricted assets at December 31, 1994. The purchase was accounted for under the purchase method effective, January 1, 1995.

On January 31, 1995, the Company acquired certain assets of Gulf Coast Leather Company, Inc., a distributor of shoe care and repair supplies located in New Orleans, Louisiana. The assets purchased include inventory, furniture, fixtures, equipment, and rental and utility deposits. The total purchase price was approximately $91,869 which was funded with cash generated from operations. The purchase was accounted for under the purchase method effective, January 31, 1995.

On December 29, 1995, the Company acquired certain assets of B & J Leather Company ("B & J") of Fort Worth, Texas, which was engaged primarily in the sale of leather and related products to the shoe repair and care industry. These assets, which included primarily salable inventory and intangible assets such as vendor and customer lists, were valued at $100,094 which was funded with cash generated from operations. The two principal shareholders of B & J were employed by the Company subsequent to closing, with the business performed by B & J being incorporated into the Company's sales/distribution unit located in Fort Worth, Texas. The purchase was accounted for under the purchase method effective, December 31, 1995.

On March 1, 1996, the Company acquired all of the issued and outstanding shares of capital stock of The Leather Factory of Canada, Ltd., the Company's Canadian distributor located in Winnipeg, Manitoba. The total purchase price was approximately $300,000 which was funded with cash generated from operations and the Company's revolving credit facility. For financial reporting purposes, the transaction was accounted for under the purchase method, effective March 1, 1996.

Unaudited pro forma results of operations for the year ended December 31, 1994, as if the Cushman acquisition had occurred January 1, 1994, are as follows:

                         Net sales                              $34,743,952

                         Net income                               2,054,566

                         Net income per common share            $       .21

The pro forma financial information presented above does not include the effects of the other acquisitions consummated by the Company during 1996, 1995 and 1994, as such amounts would not be significantly different.

10.  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES

In conjunction with the 1994 acquisitions discussed in Note 9 above, liabilities were assumed and common stock was issued as follows:

                                               Hi-Line    Warehouse    Total
                                               -------    ---------    -------

  Fair value of assets acquired             $   688,007   $ 344,688  $1,032,695
  Cost in excess of assets acquired             324,667     123,568     448,235
                                             ----------   ---------  ----------
           Total assets acquired              1,012,674     468,256   1,480,930

  Consideration paid:
    Cash                                       (409,612)   (173,175) (582,787)
    Fair value of common stock issued          (422,577)   (114,953)  (537,530)
                                             ----------  ----------  ----------
           Liabilities assumed               $  180,485  $  180,128  $  360,613
                                            ===========  ==========  ==========

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and accounts receivable-trade
The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts payable
The carrying amount approximates fair value because of the short maturity of those instruments.

Notes payable and long-term debt
The interest rates on the Company's notes payable and long-term debt fluctuate with changes in the prime rate and are the rates currently available to the Company; therefore, the carrying amount of those instruments approximates their fair value.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                ** First  (*)(**)Second     **Third       Fourth
            1996                 Quarter        Quarter      Quarter     Quarter
-----------------------------  --------------------------------------------------------
Net sales                      $ 7,356,805   $ 7,155,218   $ 7,015,834    $ 6,725,775
Gross profit                     2,894,664     2,337,962     2,777,628      2,553,405
Net income (loss)                  (21,994)     (810,963)       14,391       (171,202)
Net income (loss) per
 share of common stock                   -         (0.08)            -          (0.02)
Weighted average number
 of common shares outstanding    9,788,530     9,788,530     9,788,530      9,788,530


                                   First           Second       Third    ** Fourth
           1995                   Quarter         Quarter       Quarter     Quarter
-----------------------------  --------------------------------------------------------
Net sales                      $ 8,568,942   $ 7,619,499    $ 7,580,224   $ 7,679,184
Gross profit                     3,747,404     3,304,296      3,076,549     2,873,222
Net income (loss)                  558,025       391,258        204,486        19,535
Net income (loss) per
  share of common stock               0.06          0.04           0.02             -
Weighted average number
 of common shares outstanding    9,812,030     9,812,030      9,836,645     9,788,530



* The second quarter results for 1996 include several items that affect the comparability to the other quarters. These items include the write-off of deferred costs related to financing commitments that expired, the goodwill write-down, a large bad debt due to a customer bankruptcy, and a minimum royalty accrual and inventory write-off due to a licensing agreement. The aggregate amount of such costs is approximately $560,000.

** The results for the fourth quarter of 1995 through the third quarter of 1996 were affected by excessive labor, production, travel and legal cost related to the labor dispute at the Company's New York facility that affect comparability to the other quarters. The labor dispute was settled on favorable terms in October of 1996. The aggregate amount of such cost is approximately $600,000.

                            THE LEATHER FACTORY, INC.
                 SCHEDULE II -- ALLOWANCE FOR DOUBTFUL ACCOUNTS
                          Year Ended December 31, 1996


Balance at beginning of year                                 $  39,000

     Additions charged to income                               229,000

     Balances written off, net of recoveries                  (214,000)
                                                              --------

Balance at end of year                                       $  54,000
                                                              ========

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
The Leather Factory, Inc.

We have audited the accompanying consolidated balance sheet of The Leather Factory, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule referred to in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial consolidated position of The Leather Factory, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/   Ernst & Young LLP


Fort Worth, Texas,
February 21, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
THE LEATHER FACTORY, INC.:

We have audited the accompanying consolidated balance sheet of The Leather Factory, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Leather Factory, Inc. and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for each of the the years then ended, in conformity with generally accepted accounting principles.


/s/Arthur Andersen LLP

Fort Worth, Texas,
February 16, 1996

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" and "Directors and Executive Officers" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to the material appearing under the heading "Principal Stockholders" and "Certain Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

     Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial statements and financial statement schedules

          The financial statements and schedules listed in the accompanying index to consolidated financial statements at Item 8 are filed as part of this annual report.

          2.  Exhibits:

          The  exhibits  listed  on  the  accompanying   Exhibit  Index,   which
          immediately precedes such exhibits, are filed or incorporated by reference as part of this Report and such Exhibit Index.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE LEATHER FACTORY, INC.
                                              (Registrant)


Date:  March 28, 1997                          /s/ Wray Thompson
       --------------                          -----------------
                                               Wray Thompson
                                               Chairman of the Board, President,
                                               and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature                          Title           Date
       ---------                          -----           ----

 /s/ Fred N. Howell          Chief Financial Officer,     March 28, 1997
-----------------------      Treasurer and Director
Fred N. Howell               (Chief Accounting Officer)


/s/  Wray Thompson           Chairman of the Board        March 28, 1997
-----------------------
Wray Thompson


/s/ Ronald C. Morgan         Director                     March 28, 1997
-----------------------
Ronald C. Morgan


/s/ Robin L. Morgan          Director                     March 28, 1997
-----------------------
Robin L. Morgan


/s/ William M. Warren        Director                     March 28, 1997
-----------------------
William M. Warren


/s/ Luther A. Henderson      Director                     March 28, 1997
-----------------------
Luther A. Henderson


/s/ H. W. Markwardt          Director                     March 28, 1997
-----------------------
H. W. Markwardt

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------

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

4.2 Promissory Note (Working Capital Line of Credit) dated September 30, 1996, in the principal amount of $7,500,000, payable to the order of NationsBank of Texas, N.A., which matures March 31, 1997.

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
Exhibit
Number                       Description
------                       -----------

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

4.12 Forbearance   Agreement  and  Fourth  Amendment  to  Second  Restated  Loan
     Agreement effective as of September 30, 1996, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A.

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
Exhibit
Number                           Description
------                           -----------

*4.13 Fifth  Amendment to Second  Restated  Loan  Agreement  effective as of
      December 31, 1996, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A.


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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
Exhibit
Number                       Description
------                       -----------

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)

Exhibit
Number                              Description
------                              -----------

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

10.15 Guaranty, as amended, dated July 24, 1995, by and between NationsBank of Texas, N. A., The Leather Factory, Inc., Wray Thompson, Ronald Morgan, and Robin Morgan, filed as Exhibit No. 10.15 to the Quarterly Report on Form 10-QSB of The Leather Factory, Inc. (Commission File No. 1- 12368) filed with the Securities and Exchange Commission on November 9, 1995, and incorporated herein by reference.

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

*23.1 Consent of Ernst & Young LLP dated March 27, 1997.

*23.2 Consent of Arthur Anderson LLP dated March 27, 1997.

*27.1 Financial Data Schedule

------------
*Filed herewith.

                                                                  EXHIBIT 4.13




                FIFTH AMENDMENT TO SECOND RESTATED LOAN AGREEMENT


         This Fifth Amendment to Second Restated Loan Agreement ("Amendment") dated effective as of December 31, 1996 ("Effective Date") is entered into among The Leather Factory, Inc., a Delaware corporation ("Borrower"), The Leather Factory, Inc., a Texas corporation, and Roberts, Cushman & Company, Inc., New York corporation (collectively, "Guarantors"), and NationsBank of Texas, N.A. ("Bank"), as follows:

                                    Recitals
                                    --------

         (a) Bank, Borrower and Guarantors are parties to the certain Second Restated Loan Agreement dated as of July 24, 1995, as amended by the First Amendment to Second Restated Loan Agreement dated as of December 31, 1995, the Second Amendment to Second Restated Loan Agreement dated as of March 31, 1996, the Forbearance Agreement and Third Amendment to Second Restated Loan Agreement dated as of June 30, 1996 and the Forbearance Agreement and Fourth Amendment to Second Restated Loan Agreement dated as of September 30, 1996 (the "Forbearance Agreement"), each among Borrower, Guarantors and Bank (collectively the "Loan Agreement"). Terms defined in the Loan Agreement, wherever used in this Agreement, shall have the same meanings herein as are prescribed by the Loan Agreement.

          (b) Borrower, Guarantors and Bank wish to further amend the Loan Agreement as provided hereinbelow. Therefore, for valuable consideration, the receipt and sufficiency of which hereby is acknowledged, and in consideration of the mutual agreements provided herein, Bank, Borrower and each of the Guarantors hereby agree as follows:

                                    Agreement
                                    ---------

Section 1.  Amendment of Loan  Agreement.  As of the  Effective  Date,  the Loan
            ----------------------------
            Agreement is amended as follows:

1.1  Paragraph 1  ("Definitions  and Reference  Terms") of the Loan Agreement is
                    ---------------------------------
amended by replacing or adding (as the case may be) the following definitions in their entirety:

Accounts Receivable.  Accounts Receivables has the meaning specified in Section
-------------------
2D of this Agreement and also includes all property defined and described as "Accounts" in the Security Agreements, and all proceeds of any of the foregoing now owned or hereafter acquired or arising.

Borrowing Base.  Borrowing Base shall have the meaning prescribed by paragraph
--------------
2D.

Borrowing Base Certificate.  Borrowing Base Certificate means a Borrowing Base
--------------------------
Certificate required by paragraph 2D.

Collateral.  Collateral means all property from time to time included within the
----------
definition of "Collateral" as prescribed by the Security Agreements.

Default.  Default means any defined event of default and any other breach or
-------
other noncompliance with any of the Loan Documents.

Obligations. Obligations mean  all obligations  and  indebtedness  from time to
-----------
time owing by Borrower or any of Guarantors under the Loan Documents, including without limitation all "Obligations" defined in the Security Agreements, in each case as may be renewed, extended or modified from time to time.

Security  Agreements.  Security  Agreements  means,  collectively,  the  certain
--------------------
Security Agreement dated December 28, 1994 between Bank and The Leather Factory, Inc., a Texas corporation, and the certain Security Agreement dated January 3, 1995 between Bank and Roberts, Cushman & Company, Inc., respectively, in each case including any and all renewals, extensions, modifications, amendments, replacements, supplements or restatements thereof, and any other security agreement at any time executed by either Guarantor for the benefit of Bank.

1.2 Notwithstanding anything to the contrary contained in the Loan Documents to the contrary, as of the Effective Date the maximum principal amount which may be outstanding under the Revolving Line from time to time shall not exceed $6,500,000.00. Accordingly, as of the Effective Date, Section 2.A ("Loan") hereby is amended by deleting the dollar figure "$7,500,000.00" in clause (i) thereof and replacing same with the dollar figure "$6,500,000.00."

1.3 Effective as of January 1, 1997, Section 2.B ("Interest") is amended and restated in its entirety to read as follows:

"B. Interest. The interest to be paid by Borrower and collected by Bank on the Notes (except with respect to the Acquisition Line which has terminated and is no longer in effect on such date) shall be a rate per annum equal to the Prime Rate established by Bank from time to time, being the variable rate of interest announced by Bank from time to time as its general reference rate of interest, which rate of interest may not be the lowest rate of interest charged by Bank to other borrowers, plus one and one-half percent (1.50%)."

1.4  Section 2D ("Borrowing Base") hereby is amended in the following respects:

     a. The dollar figure "$7,500,000.00" in clause (i) of the first unnumbered paragraph is deleted and replaced with the dollar figure "$6,500,000.00" (and the dollar figure "7,500,000.00" in line 1 of the form of Borrowing Base
Certificate which appears as Exhibit "B" to the Loan Agreement is deleted and replaced with the dollar figure "$6,500,000.00").

     b. Clause (c) of the definition of "Eligible Inventory" is amended and restated to read as follows:

          "(c) inventory which is located at locations which have not been identified to Bank and a security interest perfected or which are outside the United States;"

     c. The following two unnumbered paragraphs hereby are added, immediately after the existing last unnumbered paragraph thereof:

          "The advance rates from time to time utilized by Bank in determining the Borrowing Base may be adjusted from time to time based upon such considerations as Bank may deem appropriate in its discretion. Such advance rates are for the sole purpose of determining the maximum amount of unpaid loans under the Revolving Line that may be outstanding from time to time and shall not be evidentiary of or binding upon Bank with respect to the market value or liquidation value of any Collateral. Funding of loans hereunder shall at all times remain subject to confirmation of existence and acceptability of Eligible Accounts Receivable and Eligible Inventory, and the Borrowing Base, in Bank's sole discretion. Bank shall have the right in its discretion at any time to establish reserves against Eligible Accounts Receivable or Eligible Inventory, or otherwise in reduction of the Borrowing Base, in respect of any costs, expenses, liens, claims, contingencies or other potential factors which, in the event they should occur, could adversely affect or otherwise reduce the anticipated net amount of timely collections in payment of Eligible Accounts Receivable or Eligible Inventory (it is understood that any such reserve does not represent cash funds). The criteria for determining such reserves and the amount thereof shall at all times be subject to adjustment or change as determined by Bank in its discretion without prior notice.

          "Together with each request for a loan under the Revolving Line and in any event at least monthly or, following written notice to Borrower at any time when any default is in existence, at least weekly, and at such other times as Bank may request, Borrower and Guarantors each shall execute and deliver to Bank, in form satisfactory to Bank, a Borrowing Base Certificate setting forth a certification of Eligible Accounts Receivable and Eligible Inventory, and calculation of the Borrowing Base, in form satisfactory to Bank. Each Borrowing Base Certificate shall include a reconciliation of the calculation of the Borrowing Base as certified in the most recent Borrowing Base Certificate delivered to Bank, and be accompanied by such documents and supporting information relating to Eligible Accounts Receivable and Eligible Inventory as Bank may request. Borrower and Guarantors shall maintain, and shall furnish to Bank at Bank's request, such supporting documents as Bank may require including, but not limited to: a schedule of Eligible Accounts Receivable created, and Eligible Inventory purchased and received, since the previous Borrowing Base Certificate delivered to Bank; copies of invoices and supporting delivery or service records in connection therewith; a schedule of collections received; copies of credit memos or other advices of credit or reductions against amounts previously billed; and such other reports as Bank may request from time to time. If any of such records or reports are prepared by an accounting service or other agent, Borrower and Guarantors each hereby authorizes such service or agent to deliver such records, reports and related documents to Bank. Bank may exhibit a copy of this Agreement to any such service or agent and such service or agent shall be entitled to rely on the provisions hereof in providing such documentation to Bank. Each Borrowing Base Certificate shall bear a signed statement by an authorized officer of Borrower and each Guarantor certifying the accuracy and completeness of all information included therein and shall incorporate therein by reference, as if fully set forth therein, all the terms and provisions hereof. The execution and delivery of a Borrowing Base Certificate shall in each instance constitute an agreement, representation and warranty by Borrower and Guarantors to Bank that, except for the security interest of Bank therein (and Permitted Liens, if any):
          Borrower or a Guarantor, as applicable, is the sole owner of and has full unrestricted power to grant to Bank a continuing security interest and lien in and to all collateral included therein free from any lien, security interest or encumbrance; each account included therein is in existence, unconditional and valid, and arose from a bona fide outright sale of Inventory by Borrower or a Guarantor, in the ordinary course of business, for liquidated amounts as set forth in the Borrowing Base Certificate, and such Inventory has been delivered or provided to the respective account debtors; no account included therein arose in connection with a contract or assignment which purports to make an assignment or security interest therein void or conditions such assignment or security interest on consent of the account debtor; no account is subject to any sale, assignment, claim or security interest of any character and neither Borrower nor Guarantors will make any sale or other assignment thereof or create any other security interest therein; no account is subject to any claim for credit, deduction, allowance, extension or adjustment, defense, dispute, setoff or counterclaim, except for discounts for early payment allowed in the ordinary course of business as previously disclosed to Bank and as reflected on the face of the invoice evidencing such account; all Inventory reflected in such Borrowing Base Certificate is held for sale in the ordinary course of business, and no such Inventory is located at any location in breach of the requirements of this Agreement and no negotiable documents have been issued in respect of any such Inventory; no Inventory reflected in such Borrowing Base Certificate is returned Inventory unless otherwise disclosed to Bank in writing."

1.5  Section 2E ("Usage Fee") is deleted in its entirety.

1.6 The dollar figure "2,000,000.00" in Section 2.F ("Letter of Credit Subfeature") is deleted and replaced with the dollar figure "1,000,000.00".

1.7 Section 2H ("Acquisition of Business Under Acquisition Line") hereby is deleted in its entirety and replaced with the following new Section 2H, which shall read in its entirety as follows:

"H.      Accounts Receivables; Collections.  All collections and proceeds of
         ---------------------------------
         Accounts Receivables shall be subject to an express trust for the benefit of Bank., subject to the following:


               a. Subject to subparagraph (b) below, Borrower shall be allowed to collect and retain collections and proceeds of Accounts Receivables and use such collections and proceeds in the ordinary course of business.

               b. Immediately upon notice by Bank to Borrower at any time when any default is in existence, unless and until expressly agreed otherwise by Bank in writing (i) all collections and proceeds of Accounts Receivables shall be directed daily to Bank for deposit to one or more blocked collection accounts approved by Bank for such purpose, (ii) Borrower and Guarantors shall notify all account debtors on Accounts Receivable, in writing (by notation directly on the related invoice, or otherwise, in form satisfactory to Bank) that all payments thereon shall be directed to a post office box designated by, and under the sole control of, Bank (iii) all checks and instruments from time to time received by Bank in such post office box shall be subject to Bank's continuing security interests under the Security Agreements, and shall be deposited daily to such blocked collection account, (iv) all collected funds from collections and proceeds of Accounts Receivables from time to time deposited to such blocked collection account(s) shall be applied directly to the Obligations,
          (v) in the event Borrower or any Guarantor at any time receives any collections or proceeds of Accounts

          Receivables, it shall promptly deliver same to Bank in the form received, with any necessary endorsement to the order of Bank, (vi) Borrower and Guarantor each agrees that it will not commingle proceeds of Accounts Receivables with any other funds, and that no deposits will be made to any blocked collection account other than collections and proceeds of Accounts Receivables and (vii) Borrower and Guarantors shall have no right of withdrawal, transfer or access to any blocked collection account. Pending application to the Obligations as provided herein, all amounts from time to time deposited to any such blocked collection account shall remain subject to Bank's continuing security interest under the Security Agreements.

          Borrower and Guarantors will not use, dispose, withhold or otherwise exercise dominion over any proceeds of Accounts Receivables except as expressly allowed by this Agreement. Borrower and Guarantors shall promptly report to Bank in writing any instance in which a dispute of Accounts Receivables by an account debtor involves an amount in excess of $1,000.00. Borrower and Guarantors each agrees that it will not settle, adjust, compromise or discharge any such Accounts Receivables or extend the time for payment without Bank's consent."

     1.8  Section 4.A ("Financial Condition") hereby is amended as follows:

          a. Subparagraph (i), which prescribes minimum requirements for the ratio of current assets to current liabilities, is amended and restated to read in its entirety as follows:

               "(i) Maintain  a  minimum  ratio of  current  assets  to  current liabilities as follows:

                  Ratio                              Effective Date
                  -----                              --------------
                  1.08 to 1.00                       January 31, 1997
                  1.10 to 1.00                       March 31, 1997"

          b. Subparagraph (ii), which prescribes minimum requirements for the ratio of total liabilities to Tangible Net Worth, hereby is supplemented to add the following to the "Ratio" and "Period" columns, respectively, immediately after the existing last line thereof:

                      Ratio                          Period
                      -----                          ------
                  "3.75 to 1.0                       January 31, 1997
                   3.50 to 1.0                       March 31, 1997"

               c. Subparagraph (iii), which prescribes a minimum EBITDA Ratio requirement, hereby is deleted in its entirety.

               d. Subparagraph (iv), which prescribes a minimum Cash Flow requirement, hereby is deleted in its entirety.

     1.9 Section 4.B ("Financial Statements and Other Information") hereby is amended in the following respects:

               a. Subparagraph (i) hereby is amended to add the words "and consolidating" immediately following the word "consolidated".

               b. Subparagraph (iv) hereby is amended to read in its entirety as follows:

               "(iv)Furnish  to  Bank a  Borrowing  Base  Certificate,  in  form attached as Exhibit "B" or in such other form as may be prescribed by or satisfactory to, Bank, at such times as are required by Paragraph 2D."

     1.10 Section 4.E ("Adverse Conditions or Events") hereby is amended in the following respects:

          a. Clause (i) is amended and restated to read in its entirety as follows:

                    "(i)  any  condition,  event  or  act  which  comes  to  its attention that would or might materially adversely affect Borrower's or either Guarantor's financial condition or operations, the collateral for the Loans, or Bank's rights under the Loan Documents, or the occurrence of any liability that would be treated as a contingent liability according to GAAP;"

          b. The following hereby is added immediately after the last sentence thereof:

               "Borrower and Guarantors each agrees that it shall immediately notify Bank in writing in the event its board of directors authorizes the filing of a petition in bankruptcy, or if a meeting of its board of directors is called for the purpose of proposing or considering authorization of any such filing.

     1.11 Section 4 ("Affirmative Covenants") hereby is amended to add a new paragraph I entitled "Field Examinations; Inspections" and a new paragraph J entitled Appraisals", each of which shall read as follows, respectively:

     "I.  Field  Examinations;  Inspections.  Bank shall have the right  without
          ---------------------------------
          hindrance or delay to conduct field examinations to inspect Borrower's or any Guarantor's properties, including all collateral covered by the Security Agreements, and to inspect, review, audit and copy books, records, journals, correspondence and other records and data relating to such properties and its business, operations and affairs. Bank is authorized to discuss Borrower's or any Guarantor's affairs with any employee of Borrower or any Guarantor. Promptly upon request, Borrower agrees to pay Bank's customary examination fees, plus reimbursement of Bank's out-of-pocket expenses and disbursements relating to such field examinations. Bank shall have full access to all records available to Borrower or any Guarantor from any credit reporting service, bureau or similar service and shall have the right to examine and make copies of any such records. Bank may exhibit a copy of this Agreement to such service and such service shall be entitled to rely on the provisions hereof in providing access to Bank as provided herein."

     "J.  Appraisals.  At  Bank's  request  at any time when any  default  is in
          ----------
          existence, Borrower will cause to be ordered and delivered to Bank, at Borrower's expense, an appraisal of all or any portion of the Collateral, performed by a credentialed appraiser and in form acceptable to Bank."

     1.12 Section 5 ("Negative Covenants") is amended to add a new Section 5.H entitled "Capital Expenditures", a new Section 5.I entitled "Investments", a new
Section 5.J entitled "Merger; Liquidation; Sale of Assets" and a new Section 5.K entitled "Leases", immediately following existing Section 5.G, which shall read, respectively, as follows:

     "H.  Capital  Expenditures.  Make capital expenditures during any period of
          ---------------------
          twelve (12) calendar months which, in the aggregate with all other capital expenditures by Borrower and Guarantors during such period, would exceed the maximum aggregate amount of $250,000.00. As used herein "capital expenditures" means expenditures which would be classified as capital expenditures according to GAAP."

     "I.  Investments.  Make any investments or permit any investments to remain
          -----------
          outstanding other than (i) investments in cash or cash equivalents with a United States commercial bank having assets in excess of $250,000,000 or (ii) investments in obligations or securities of the United States. As used herein, "investment" includes, without limitation, the direct or indirect purchase or acquisition of any equity or beneficial interest, share of capital stock, evidence of Indebtedness or other security of or issued by any person or entity."

     "J.  Merger;  Liquidation;  Sale of Assets.  Merge or consolidate with, any
          -------------------------------------
          other person or entity, or dissolve or liquidate, or sell, lease or transfer or otherwise dispose of all or any material portion of its assets to any person or entity."

     "K.  Leases.  Make any increase in existing monthly lease expenses,  except
          ------
          additional lease expenses in an amount up to, but not exceeding, $8,000.00 per month (in the aggregate for Borrower and Guarantors) in connection with a new lease for computer systems and equipment."


     1.13 Section 6 ("Default") hereby is amended to add a new clause (v), clause (vi) and clause (vii), immediately following existing clause (iv), which together shall read as follows:

     "(v) Bank determines that Borrower will not be able to refinance the Obligations by a time not later than April 30, 1997, (vi) any material adverse change in the business, assets, properties, liabilities, existing or projected condition (financial or otherwise), results of operations or business prospects of Borrower or any Guarantor, or Borrower and Guarantors taken as a whole, or the respective ability of Borrower or any Guarantor to perform any obligations under any Loan Document to which it is a party or
     (vii) the filing of any petition in bankruptcy by or against Borrower or any Guarantor under the United States Bankruptcy Code."

     1.14 Paragraph  7  ("Remedies")  hereby is  amended  to add the  following,
                          --------
immediately following the existing solo sentence thereof:

"In addition, without limitation of the foregoing:

     A.   Cash Collateral;  Injunctive  Relief.  All cash proceeds of Collateral
          ------------------------------------
          from time to time existing, including without limitation collections and payments of Accounts Receivables, whether consisting of cash, checks or other similar items, at all times shall be subject to an express trust for the benefit of Bank. All such proceeds shall be subject to Bank's continuing security interests under the Loan Documents. Borrower and Guarantors each is expressly prohibited from using, spending, retaining or otherwise exercising any dominion over such proceeds, except as may be specifically allowed otherwise by this Agreement or the Loan Documents. Borrower and Guarantors each acknowledges and agrees that an action for damages for any breach of such prohibitions shall not be an adequate remedy at law. In the event of any such breach, Borrower and Guarantors each agrees to the fullest extent allowed by law that Bank shall be entitled to injunctive relief to restrain such breach and require compliance with the requirements of this Agreement.

     B.   Special  Rights of Bank;  Power of Attorney.  Borrower and  Guarantors
          -------------------------------------------
          each hereby irrevocably appoints Bank as its agent and attorney-in-fact to take any action necessary to preserve and protect the Collateral and Bank's interests under the Credit Documents. Borrower and each Guarantor hereby authorizes and appoints Bank as attorney in fact to sign and file any financing statement or other document necessary to perfect Bank's security interest in the Collateral. Bank shall have the right at any time to take any of the following action, in its own name or in the name of Borrower or any Guarantor, whether or not an Event of Default is in existence: (i) make written or verbal requests for verification of amounts owing on Accounts Receivables from any or all Persons which Bank believes may be account debtors or obligors on Accounts Receivables; (ii) take possession and control of proceeds of Accounts Receivables; (iii) redirect the deposit and disposition of collections and proceeds of Accounts Receivables; (iv) endorse the name of Borrower or any Guarantor on checks, instruments or other evidences of payment on Accounts Receivables; (v) prepare, sign and file, on behalf of Borrower or any Guarantor, in Borrower's or such Guarantor's name or in Bank's name as assignee, any notice of lien, or any proof of claim or other document in any bankruptcy proceedings of any account debtor or obligor on Accounts Receivables; (vi) access, copy or utilize any information recorded or contained in any computer or data processing equipment or system in respect of the Accounts Receivables maintained by Borrower or a Guarantor, or to which Borrower or any Guarantor has access; (vii) enter onto the premises of Borrower or any Guarantor and discuss Borrower's or any Guarantor's affairs with personnel as may be reasonably necessary in connection with maintaining or enforcing Bank's rights under the Loan Documents; (viii) access and utilize the information recorded on or contained in any data processing equipment and computer hardware and software relating to the Accounts Receivables, Inventory or other Collateral to which Borrower or a Guarantor has access; and (ix) take all other action allowed by law as may be necessary to carry out the Credit Documents and give effect to Bank's rights thereunder. In addition, Bank shall have the right to take any of the following action, in its own name or in the name of Borrower or a Guarantor, at any time when any Event of Default is in existence, whether or not Bank has taken any action to make demand or exercise any remedies under any of the Loan Documents: (x) notify any or all Persons which Bank believes may be account debtors or obligors on Accounts Receivables to make payments directly to Bank; (xi) settle, adjust, compromise or discharge Accounts Receivables or extend time of payment upon such terms as Bank may determine; (xii) take action in Bank's name or Borrower's or a Guarantor's name to enforce collection of Accounts Receivables; (xiii) open mail addressed to Borrower or a Guarantor to take possession of and dispose of checks or other proceeds of Accounts Receivables in accordance with this Agreement; and (xiv) direct the U.S. Postal service to change the address to which Borrower's or a Guarantor's mail is delivered. Should Bank at any time elect to exercise its right of verification or notification with respect to the Accounts Receivables as provided in clause (i) or clause (ii) above, respectively, Bank shall have the right in its sole discretion to direct such request for verification, or notification, as the case may be, to all Persons which Bank believes may have transacted business with Borrower or a Guarantor at any time, whether or not such Persons are then indebted to Borrower or such Guarantor, and Bank is hereby released and discharged from any liability by reason of any such request for verification or notification. Costs and expenses incurred by Bank in connection with any of such actions by Bank, including attorneys' fees and out-of-pocket expenses, shall be reimbursed to Bank on demand.

     C.   Continuing Rights of Bank in Respect of Obligations.  In the event any
          ---------------------------------------------------
          amount from time to time applied in reduction of the Obligations is subsequently set aside, avoided, declared invalid or recovered by Borrower or any trustee or in bankruptcy, or in the event Bank is otherwise required to refund or repay any such amount pursuant to any applicable law, then the Obligations shall automatically be deemed to be revived and increased to the extent of such amount and the same shall continue to be secured by the Collateral as if such amount had not been so applied."

     1.15 Section 10 ("Miscellaneous") hereby is amended to add a new Section 10.J, entitled "Release of Collateral", immediately following existing Section 10.I, which shall read as follows:

     "Release  of  Collateral.  Bank shall  have no  obligation  to release  the
      -----------------------
     Collateral until (i) Borrower shall have paid to Bank, in collected funds, an amount equal to the aggregate amount of all Obligations outstanding as of the date of such payment, together with unpaid accrued interest thereon, all fees payable pursuant to the Loan Documents, (ii) Borrower shall have deposited with Bank an amount equal to the sum of (a) the aggregate undrawn amount of all letters of credit issued by Bank and outstanding at such time for the account of Borrower plus (b) the aggregate amount of all drawings under any letters of credit issued by Bank for the account of Borrower for which Bank has not been reimbursed plus (c) the aggregate amount of all bankers acceptances made by Bank for the account of Borrower, to be held by Bank as cash collateral security for the payment of, and to be applied to, the payment of any reimbursement obligations which may thereafter become due with respect to any such letter of credit or bankers acceptances and
     (iii) Borrower shall have provided Bank with an indemnification agreement in form and substance satisfactory to Bank with respect to returned and dishonored items and such other matters as Lender shall require."

Section 2. Amendment of Notes. As of the Effective Date, the Note evidencing the
           ------------------
Revolving Line and the R,C&Co. Loan, respectively, in each case is modified and amended, as follows:

     a. Revolving  Line. The certain  promissory  note dated  September 30, 1996
        ---------------
executed by Borrower payable to the order of Bank in the face amount of $7,500,00.00, evidencing the Revolving Line, hereby is modified and amended as follows:


     (i) The stated maturity as set forth therein is modified and amended to be April 30, 1997; and

     (ii) The face amount thereof hereby is modified and amended to be $6,500,000.00.

     b.  R,C&Co.  Loan.  The certain  promissory  note dated  December  28, 1994
         -------------
executed by Borrower payable to the order of Bank in the face amount of $5,000,000.00, evidencing the R,C&Co. Loan, hereby is modified and amended as follows:


     (i) The stated maturity of the R,C&Co. Loan as set forth therein hereby is modified to be April 30, 1997; and

     (ii) Notwithstanding the payment schedule presently provided thereby, the Note evidencing the R,C&Co. Loan shall be payable as follows: Accrued interest shall be payable monthly on the first (1st) day of each calendar month, and principal shall be payable on March 31, 1997 in the amount of $250,000.00 and all remaining unpaid principal shall be paid on the final maturity date, April 30, 1997.

Section 3. Amendment of Security  Agreement.  As of the Effective  Date, each of
           --------------------------------
the Security Agreements hereby is amended as follows:

     3.1 Subparagraph 1 of paragraph B ("Collateral"), in each of the Security Agreements, hereby is amended as follows:

     a. The unnumbered paragraph, entitled "Accounts" hereby is amended to add the following immediately following the existing solo sentence thereof:

     "As used herein "contract rights" includes, without limitation, any and all rights of Debtor, now or hereafter existing, under or in connection with any contracts or agreements in respect of the provision or supplying of mailing lists, customer lists or other lists of names and/or addresses of potential customers for use by Debtor, now or hereafter acquired or arising."

     b. A new unnumbered  paragraph  entitled  "General  Intangibles"  hereby is
added  immediately   following  the  existing   unnumbered   paragraph  entitled
"Equipment":

     "General Intangibles. All general intangibles now owned or hereafter acquired by Debtor. General intangibles includes, without limitation, all customer lists, mailing lists and similar data respecting names and addresses of customers or potential customers, whether in tangible or intangible form and however recorded or stored, together with all systems and software for retrieving or utilizing same."

     3.2. Paragraph E.22 ("Collection and Segregation of Accounts") hereby is amended and restated to read in its entirety as follows:

"22. Collection and  Segregation of Accounts.  All  collections  and proceeds of
     ---------------------------------------
Accounts Receivables shall be subject to an express trust for the benefit of Bank., subject to the following:

     a. Subject to subparagraph (b) below, Borrower shall be allowed to collect and retain collections and proceeds of Accounts Receivables and use such collections and proceeds in the ordinary course of business.

     b. Immediately upon notice by Bank to Borrower at any time when any default is in existence, unless and until expressly agreed otherwise by Bank in writing
(i) all collections and proceeds of Accounts Receivables shall be directed daily to Bank for deposit to one or more blocked collection accounts approved by Bank for such purpose, (ii) Borrower and Guarantors shall notify all account debtors on Accounts Receivable, in writing (by notation directly on the related invoice, or otherwise, in form satisfactory to Bank) that all payments thereon shall be directed to a post office box designated by, and under the sole control of, Bank
(iii) all checks and instruments from time to time received by Bank in such post office box shall be subject to Bank's continuing security interests under the Security Agreements, and shall be deposited daily to such blocked collection account, (iv) all collected funds from collections and proceeds of Accounts Receivables from time to time deposited to such blocked collection account(s) shall be applied directly to the Obligations, (v) in the event Borrower or any Guarantor at any time receives any collections or proceeds of Accounts Receivables, it shall promptly deliver same to Bank in the form received, with any necessary endorsement to the order of Bank, (vi) Borrower and Guarantor each agrees that it will not commingle proceeds of Accounts Receivables with any other funds, and that no deposits will be made to any blocked collection account other than collections and proceeds of Accounts Receivables and (vii) Borrower and Guarantors shall have no right of withdrawal, transfer or access to any blocked collection account. Pending application to the Obligations as provided herein, all amounts from time to time deposited to any such blocked collection account shall remain subject to Bank's continuing security interest under the Security Agreements.

     c. Borrower and Guarantors will not use, dispose, withhold or otherwise exercise dominion over any proceeds of Accounts Receivables except as expressly allowed by this Agreement. Borrower and Guarantors shall promptly report to Bank in writing any instance in which a dispute of Accounts Receivables by an account debtor involves an amount in excess of $1,000.00. Borrower and Guarantors each agrees that it will not settle, adjust, compromise or discharge any such Accounts Receivables or extend the time for payment without Bank's consent."

Section 4. Additional Agreements.
           ---------------------

4.1 In consideration of this Amendment, Borrower and Guarantors each represents and warrants to Bank the following:

     4.1.1 The execution, delivery and performance of this Agreement are within its corporate power and authority and have been duly authorized by appropriate proceedings and this Agreement constitutes a legal, valid and binding obligation of Borrower and Guarantors, enforceable in accordance with its terms, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting the rights of creditors generally and general principles of equity.

     4.1.2 Borrower and Guarantors each has disclosed to Bank all material facts known to it concerning its financial condition and business operations. All such information furnished by Borrower and any Guarantor to Bank was true and complete at the time of delivery thereof to Bank, and there has been no material change in any such information except as may have been disclosed to Bank in writing. There is no fact known to Borrower or Guarantors which would be reasonably expected to materially and adversely effect Borrower's or a
Guarantor's financial condition, operations or ability to perform its obligations under the Loan Documents. Upon execution of this Amendment (i) all representations and warranties provided by the Loan Documents, as amended, are true and correct in all material respects and (ii) no Default is in existence other than the Existing Defaults.

     4.1.3 Borrower has employed Price Waterhouse to consult with and assist Borrower in obtaining alternative financing to refinance the Obligations no later than April 30, 1997. Borrower agrees to promptly furnish Bank with a true and complete copy of all written work product (both draft and final form) produced and delivered by such consultants to Borrower in connection with such engagement, including without limitation memoranda, business plans, projections and appraisals. Borrower hereby irrevocably authorizes such consultants to furnish and deliver any such copies directly to Bank and to provide Bank with verbal or written status reports concerning the status and results of Borrower's such consultant's activities in connection with such engagement. Bank is authorized to deliver a copy of this signed Agreement to such consultants, which shall be sufficient evidence of the foregoing authority.

4.2 The following items shall be delivered to Bank prior to or simultaneously with execution and delivery of this Amendment:

     4.2.1 A certificate signed by the corporate secretary of Borrower and each Guarantor (i) certifying to Bank that its Certificate of Incorporation and Bylaws have not been amended since its most recent certification thereof to Bank, and certifying the names and signatures of its duly appointed officers authorized to act in respect of the Loan Documents and (ii) attaching and certifying resolutions duly adopted by its board of directors authorizing this Amendment and the transactions evidenced hereby, and authorizing and directing one or more named officers to execute and deliver this Amendment, and all related documentation required by Bank on behalf of Borrower and Guarantors, which certificate shall be in form satisfactory to Bank;

     4.2.2 Such other amendments of any of the Loan Documents in conformity with this Agreement, duly executed, as may be required by Bank and in form satisfactory to Bank.

     4.3 Borrower and Guarantors each shall reimburse Bank for all expenses, including attorneys fees and disbursements of legal counsel for Bank, in connection with the preparation, negotiation and closing of this Amendment. In consideration of this Amendment, Borrower and Guarantors each agrees to pay to Bank on demand any and all costs and expenses, including reasonable attorneys' fees, legal expenses and disbursements, appraisal fees, search fees, filing and recording fees, fees and costs of experts or other consultants, court costs, travel expenses, and all other costs and expenses incurred or paid by Bank in administering the Loan Documents and protecting or enforcing any of its rights thereunder, including without limitation (i) ongoing administration of the Loan Documents, including field examinations and inspection of Collateral, (ii) negotiating, preparing and closing any amendment, waiver or consent relating to the Loan Documents, and (iii) taking possession, holding, storing, preparing for sale, selling or otherwise disposing of, or collecting the proceeds of, the Collateral, collecting the Obligations, or exercising or enforcing any other rights or remedies or pursuing or defending any claim arising out of, or in any way relating to the Loan Documents. Borrower and Guarantors each will pay any applicable stamp, registration, recordation and similar taxes, fees and charges in respect of the Collateral or perfection or maintenance of Bank's rights under the Loan Documents, and agrees to indemnify Bank against any liabilities resulting from any delay, deferral or omission in payment of any such taxes, fees or charges. All fees, costs and expenses for which Borrower or a Guarantor is obligated under the Loan Documents shall be payable to Bank on demand. At Bank's option, the amount of such fees, costs and expenses may be deducted from the proceeds of any loan hereunder or added to the unpaid principal due by Borrower under the Revolving Line, in which event such amount will be deemed paid and the amount thereof shall be treated as a loan thereunder.

     4.4 Except as amended by this Amendment, the Loan Agreement (including all previous amendments to the extent not superseded by the terms hereof) and all other Loan Documents remain in full force and effect as provided therein. Borrower and Guarantors each hereby ratifies and confirms the Loan Documents, as amended hereby, and agrees that the Security Agreements, and all Collateral, continue to secure all Obligations. Without limiting the foregoing, each of the Guarantors hereby expressly ratifies and confirms its obligations under the certain guaranty agreements previously executed by it for the benefit of Bank, and agrees that the Obligations continue to be included within the obligations and indebtedness guaranteed thereby. Borrower and Guarantors each agrees that it will comply with all terms and provisions of the Loan Documents, as amended by this Amendment.

     4.5 Wherever any Loan Document makes reference to the Agreement, the same shall be deemed to mean the Agreement as amended by this Amendment. This Amendment is a Loan Document for purposes of the provisions of all other Loan Documents. Any breach of the representations, warranties and covenants under this Amendment shall constitute a Default under the Loan Documents.

     4.6 In consideration of this Amendment, the Existing Defaults as defined by the Forbearance Agreement are hereby waived, provided, that such waiver extends only to such Existing Defaults and is expressly limited as provided herein, and Bank shall be entitled to expect and require strict compliance with all other requirements of the Loan Documents in accordance with their respective terms.

     4.7 This Agreement shall be governed by the laws of the State of Texas. If any provision in this Agreement is held to be unenforceable, such provision shall be severed and the remaining provisions shall remain in full force and effect. All representations, warranties, and covenants of this Agreement shall survive the execution of this Agreement and any other contract or agreement. The provisions of this Agreement may be waived or amended only in a writing signed by all of the parties hereto. This Agreement shall bind Borrower and Guarantors and their respective successors and assigns and shall inure to the benefit of Bank and its successors and assigns. This Agreement may be executed in multiple counterparts which together shall constitute one and the same agreement.

     4.8 The provisions of Section 10 ("Arbitration") of the Loan Agreement shall be deemed applicable to this Amendment and are incorporated herein by reference.

     4.9 This Amendment (i) shall be deemed effective prospectively as of the Effective Date, (ii) contains the entire agreement among the parties and may not be amended or modified except in writing signed by all parties, (iii) shall be governed and construed according to the laws of the State of Texas and (iv) may be executed in any number of counterparts, each of which shall be valid as an original and all of which shall be one and the same agreement. A telecopy of any executed counterpart shall be deemed valid as an original.

     THIS WRITTEN AGREEMENT AND THE LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.





Executed as of the Effective Date.

                                   NATIONSBANK OF TEXAS, N.A.


                                   By:  /s/ Mark L. Henze
                                      -----------------------------------------
                                   Title:  Vice President
                                         --------------------------------------

                                   THE LEATHER FACTORY, INC.
                                   A Delaware corporation


                                   By:  /s/ Fred N. Howell
                                      -----------------------------------------
                                   Title: Chief Financial Officer and Treasurer
                                         --------------------------------------

                                   THE LEATHER FACTORY, INC.
                                   A Texas corporation


                                   By:  /s/ Fred N. Howell
                                      -----------------------------------------
                                   Title: Chief Financial Officer and Treasurer
                                         --------------------------------------

                                   ROBERTS, CUSHMAN & COMPANY, INC.


                                   By:  /s/ Fred N. Howell
                                      -----------------------------------------
                                   Title: Chief Financial Officer and Treasurer
                                         --------------------------------------

                                                                  EXHIBIT 23.1


                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-81214) pertaining to the Employee Stock Ownership Plan and Trust of The Leather Factory, Inc. and the Registration Statement (Form S-8 No. 333-07147) pertaining to the 1995 Stock Option Plan of The Leather Factory, Inc. of our report dated February 21, 1997 with respect to the consoidated financial statements and schedule of The Leather Factory, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1996.


/S/ERNST & YOUNG LLP
----------------------
ERNST & YOUNG LLP

Fort Worth, Texas
March 25, 1997

                                                                EXHIBIT 23.2


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public ccountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Form S-8 Registration Statements on File Nos. 33-81214 and 333-07147.


/s/ARTHUR ANDERSEN LLP
--------------------------
ARTHUR ANDERSEN LLP

Fort Worth, Texas
March 25, 1997