Form 10-Q
period 1997-03-31
LEATHER FACTORY INC
filed 1997-05-15
CIK 909724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

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

                                  Yes X No ____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Shares outstanding as of May 15, 1996
----------------------------------------   -------------------------------------
Common Stock, par value $.0024 per share                  9,853,161

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets
     March 31, 1997 and December 31, 1996 ..............................       3

    Consolidated Statements of Income
     Three months ended March 31, 1997 and 1996 ........................       4

    Consolidated Statements of Cash Flow
     Three months ended March 31, 1997 and 1996 ........................       5

    Consolidated Statement of Stockholders' Equity
     Three months ended March 31, 1997 .................................       6

    Notes to Consolidated Financial Statements .........................       7


  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................    8-10



PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K .............................      11


SIGNATURES .............................................................      12


EXHIBIT INDEX ..........................................................   13-17

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,           December 31,
                                                                                      1997                   1996
                                                                               -----------------      -----------------
                                ASSETS                                            (UNAUDITED)
     CURRENT ASSETS:
        Cash                                                                   $                      $
                                                                                        327,064                488,192
        Accounts receivable-trade, net of allowance for
            doubtful accounts of $82,000 and $54,000
             in 1997 and 1996, respectively
                                                                                      2,192,990              1,947,698
        Inventory
                                                                                      7,333,428              7,737,320
        Prepaid income taxes
                                                                                        521,749                538,458
        Deferred income taxes
                                                                                        137,088                126,955
        Other current assets
                                                                                        504,898                542,809
                                                                               -----------------      -----------------
                       Total current assets
                                                                                     11,017,217             11,381,432
                                                                               -----------------      -----------------
     PROPERTY AND EQUIPMENT, at cost
                                                                                      2,770,921              2,672,253
       Less-accumulated depreciation and amortization
                                                                                    (1,344,606)            (1,273,609)
                                                                               -----------------      -----------------
                       Property and equipment, net
                                                                                      1,426,315              1,398,644
     GOODWILL and other, net of accumulated amortization of
        $714,000 and $660,000 in 1997 and 1996, respectively
                                                                                      5,454,179              5,484,471
                                                                               -----------------      -----------------
                                                                               $                      $
                                                                                     17,897,711             18,264,547
                                                                               =================      =================
             LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
        Accounts payable                                                       $        1,201,506      $       940,549
        Accrued expenses and other liabilities                                            453,800              597,007
        Income taxes payable                                                                    -                    -
        Notes payable and current maturities of
            long-term debt                                                              8,061,502            8,549,366
                                                                                ------------------      ---------------
                       Total current liabilities                                        9,716,808           10,086,922
                                                                                ------------------      ---------------

     DEFERRED INCOME TAXES                                                                134,309              137,310

     NOTES PAYABLE AND LONG-TERM DEBT,
        net of current maturities                                                          63,621               17,378

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
        Preferred stock, $0.10 par value; 20,000,000
            shares authorized, none issued or outstanding                                       -                    -
        Common stock, $0.0024 par value; 25,000,000 shares authorized, 9,853,161
            shares issued in 1997 and 1996                                                  23,648              23,648
        Paid-in capital                                                                  4,130,796           4,130,796
        Retained earnings                                                                4,428,092           4,464,277
        Less: Notes receivable - secured by common stock                                 (269,305)           (269,305)
        Cumulative translation adjustments                                                 (4,074)               (295)
        Less:  Unearned shares held by ESOP, 64,631
            shares in 1997 and 1996                                                      (326,184)           (326,184)
                                                                                ------------------      ---------------
                       Total stockholders' equity                                        7,982,973           8,022,937
                                                                                ------------------      ---------------
                                                                               $        17,897,711      $   18,264,547
                                                                                ==================       ==============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                                                               1997                      1996
                                                                         ---------------           ---------------

     NET SALES                                                           $    6,459,892            $    7,356,805

     COST OF SALES                                                            3,896,081                 4,462,141
                                                                         ---------------           ---------------

               Gross Profit                                                   2,563,811                 2,894,664

     OPERATING EXPENSES                                                       2,397,342                 2,753,592
                                                                         ---------------           ---------------

     INCOME FROM OPERATIONS                                                     166,469                   141,072

     OTHER (INCOME) EXPENSE:
        Interest expense                                                        201,338                   170,983
        Other, net                                                                (844)                   (5,097)
                                                                         ---------------           ---------------
               Total other (income) expense                                     200,494                   165,886
                                                                         ---------------           ---------------

     INCOME (LOSS)  BEFORE INCOME TAXES                                        (34,025)                  (24,814)

     PROVISION (BENEFIT)  FOR INCOME TAXES                                        2,160                   (2,820)
                                                                         ---------------           ---------------

     NET INCOME (LOSS)                                                   $     (36,185)            $     (21,994)
                                                                         ===============           ===============



     NET INCOME (LOSS)  PER SHARE OF COMMON STOCK                        $           -            $            -
                                                                         ===============           ===============

     WEIGHTED AVERAGE COMMON AND COMMON
        EQUIVALENT SHARES OUTSTANDING                                         9,788,530                 9,788,530
                                                                         ===============           ===============

     DIVIDENDS PAID PER SHARE                                            $           -            $            -
                                                                         ===============           ===============



   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                                  1997                    1996
                                                                          -----------------        ----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                   $        (36,185)        $       (21,994)
      Adjustments to reconcile net income to net
       cash provided by (used in) operating activities-
         Depreciation & amortization                                                125,954                 118,283
        (Gain) loss on sales of assets                                                    -                   (346)
         Deferred income taxes                                                     (13,134)                (10,292)
         Other                                                                      (1,623)                       -
         Net changes in assets and liabilities, net of effect of acquisitions:
           Accounts receivable-trade, net                                         (245,292)                 (3,734)

           Inventory                                                                403,892               (403,096)
           Income taxes                                                              16,709                   1,163
           Other current assets                                                      37,911               (126,807)
           Accounts payable                                                         260,957                 491,292
           Accrued expenses and other liabilities                                 (143,207)               (178,447)
                                                                          -----------------        ----------------
         Total adjustments                                                          442,167               (111,984)
                                                                          -----------------        ----------------

          Net cash provided by (used in) operating activities                       405,982               (133,978)
                                                                          -----------------        ----------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                           (98,804)               (119,480)
      Proceeds from sales of assets                                                       -                     236
      Cash paid for acquisitions, net of cash acquired                                    -               (300,000)
      Other intangible costs                                                       (26,685)                 (3,792)
                                                                          -----------------        ----------------

          Net cash used in investing activities                                   (125,489)               (423,036)
                                                                          -----------------        ----------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable and long-term debt                                271,204               1,300,000
      Payments on notes payable and long-term debt                                (712,825)             (1,061,976)
                                                                          -----------------        ----------------

          Net cash provided by (used in)  financing activities                    (441,621)                 238,024
                                                                          -----------------        ----------------

    NET INCREASE (DECREASE) IN CASH                                               (161,128)               (318,990)

    CASH, beginning of period                                                       488,192                 477,159
                                                                          -----------------        ----------------

    CASH, end of period                                                   $         327,064        $        158,169
                                                                          =================        ================

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid during the period                                     $         198,303        $         37,243
      Income taxes paid during the period
                                                                                         -                    6,715


   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 1997


                             Common Stock                                         Notes       Cumulative
                                                                                receivable
                        -----------------------
                            Number                  Paid-in       Retained       - secured    Translation  Unearned
                                                                                    by
                         of Shares  Par Value       Capital       Earnings     common stock   Adjustments ESOP            Total
                                                                                                            Shares
                        ----------- -----------  ------------- --------------  -------------  ----------  ----------- ------------

BALANCE, December 31,    9,853,161  $   23,648   $  4,130,796  $   4,464,277   $(269,305)     $   (295)   $ (326,184) $ 8,022,937
1996

Translation adjustment           -           -              -              -            -       (3,779)            -      (3,779)
Net loss                         -           -              -       (36,185)            -             -            -     (36,185)
                        ----------- -----------  ------------- --------------  -----------    ----------  ----------- ------------
BALANCE,                 9,853,161  $   23,648   $  4,130,796  $   4,428,092   $(269,305)     $ (4,074)   $ (326,184) $ 7,982,973
 March 31,  1997        =========== ===========  ============= ==============  ===========    ==========  =========== ============


 The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation



         In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report to Stockholders.



2.  Inventories


         The components of inventory consist of the following:

                                                                          March 31,              December 31,
                                                                             1997                      1996
                                                                      -----------------        ------------------
                Finished goods held for sale                              $  6,119,980              $  6,516,517
                Raw materials and work in process                            1,213,448                 1,220,803
                                                                      =================        ==================
                                                                          $  7,333,428              $  7,737,320
                                                                      =================        ==================


3.  Notes Payable and Long-Term Debt

        As reported in the Company's 1996 Annual Report on Form 10-K, the Company has certain financing arrangements with NationsBank of Texas, N.A. ("NationsBank") which were to mature on April 30, 1997. Effective as of April 30, 1997, the Company and NationsBank entered into the Sixth Amendment to the Second Restated Loan Agreement dated July 24, 1995, which among other changes extended the maturity date to August 31, 1997.

The other primary provisions of the amendment are listed below:

             Interest rate increased to prime plus 2%
             Extension fee of $15,417 was paid
             Agreed  to  apply  all  proceeds   from  expected  tax  refunds  of
              approximately $500,000 to reduce the term note.
             Wray  Thompson,  Ron Morgan and Robin Morgan agreed to pledge their stock in the Company as collateral on the notes.

        The extension was granted to allow the Company additional time to pursue alternative financing arrangements pursuant to the plan implemented in January. Management believes that the restructuring of the Company's financing arrangements on a favorable, long term basis will be accomplished. However, in the event alternative financing cannot be arranged, the Company would enter negotiations with NationsBank to restructure the existing loans. If neither of these strategies were successful, the Company could experience a material adverse impact.

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


Results of Operations
---------------------

                           Income Statement Comparison

         The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                       Quarterly Period Ended
                                                               March 31,
                                                    1997                   1996
                                                    ----                   ----

Net sales                                          100.0%                 100.0%
Cost of sales                                       60.3                   60.7
                                                  ------                 ------
Gross profit                                        39.7                   39.3
Operating expenses                                  37.1                   37.4
                                                  ------                 ------
Income from operations                               2.6                    1.9
Interest expense, net                                3.1                    2.2
                                                  ------                -------
Income before income taxes                          -0.5                   -0.3
Provision for income taxes                          -0.0                    0.0
                                                  ------                 ------
Net income                                          -0.5%                  -0.3%
                                                  ======                 ======

Revenues
--------

         The Company's net sales decreased by 12.2% to $6,459,892 during the first fiscal quarter ended March 31, 1997 from $7,356,805 generated in the first quarter of 1996. The 12.2% decrease in revenues was primarily comprised of two pieces. Reduced sales of western hatbands comprised 8.4% and retail craft industry sales comprised 1.8%. The remaining 2.0% of the revenue decrease resulted from reduced sales in five other markets partially offset by increases in three markets. The Company's sales continued to be impacted by the softness in the craft and western markets and while long term trends are difficult to determine, management believes that those markets have stabilized although this may not be reflected in overall sales until the second half of 1997.
         The Company is continuing efforts to develop new products and sell to new markets and expects these efforts to gradually replace some of the declines that have been experienced in current markets.


Costs, Gross Profit, and Expenses
---------------------------------

         Cost of sales as a percentage of revenue was 60.3% for the first fiscal quarter of 1997 as compared to 60.7% for the same quarter in 1996. This 0.4% reduction resulted from efforts by Company management to increase manufacturing productivity and was achieved while operating in a very competitive market environment.

         Operating expenses decreased $356,250 or 12.9% to $2,397,342 during the first fiscal quarter of 1997 from $2,753,592 during the quarter ended March 31, 1996. The decrease in the dollar amount of operating expenses between the two quarters resulted from a determined effort by Company management to reduce expenses and improve efficiency so that cost levels are more in line with current sales levels.

Other (Income) Expense
----------------------

         Other expenses increased $34,608 or 20.9% to $200,494 for the first fiscal quarter of 1997 from $165,887 during the same quarter in 1996. This increase was primarily due to higher interest expenses resulting from higher interest rates on existing debt and a reduction in discounts taken for early invoice payment. It should be noted that while these expenses are higher than they were during the same quarter in 1996, due to reductions in bank debt, they are $39,032 or 16.3% less than the third fiscal quarter of 1996 when they were $239,526.


Net Income
----------

         The net loss of the Company increased by $14,190 to a net loss of $36,185 during the first fiscal quarter of 1997 compared to a net loss of $21,994 during the quarter ended March 31, 1996. The increased loss resulted from the factors noted above regarding revenues, costs and expenses.


Capital Resources and Liquidity
-------------------------------

         The primary source of funds for the Company during the first quarter of 1997 resulted from funds generated by a $403,892 reduction in inventory. The current inventory turn rate of 2.07 indicates that additional funds should be available as management continues its efforts to adjust inventory levels to be more in line with the 2.25, 2.32 and 2.84 turn rates during 1996, 1995 and 1994 respectively.

        The availability of funds under the Company's credit facility with NationsBank of Texas, N.A. ("NationsBank") continues to be the primary source of liquidity and capital resources.

        Background   of  Agreement   with  Bank.   The   NationsBank   financing
        ---------------------------------------
arrangements, which include a working capital line of credit and a term facility, are governed by the Second Restated Loan Agreement dated July 24, 1995 as amended (the "Loan Agreement"). The Company presently has outstanding principal balances on its working capital line of credit and its term facility of $5,250,000 and $2,750,000, respectively. From June 30, 1996 through December 31, 1996, the Company had been in default under certain financial covenants contained in the Loan Agreement. These financial covenants related to the following ratio tests:

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

    December 31, 1996  Agreement.  As of December 31, 1996,  NationsBank and the
    -----------------------------
Company entered into the Fifth Amendment to the Second Restated Loan Agreement (the "Fifth Amendment") whereby NationsBank and the Company agreed to modify the Loan Agreement. In the Fifth Amendment the Company agreed to employ Price Waterhouse to assist in obtaining alternative financing of the obligations to NationsBank. The Company and Nations Bank also agreed:

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

    Current  Agreement.  Effective  April 30, 1997 the  Company and  NationsBank
    -------------------
entered into the Sixth Amendment to the Second Restated Loan Agreement whereby the maturity dates of the working capital line of credit and the term loan are extended until August 31, 1997. The Company and NationsBank also agreed:

    1.  To modify the interest rate from prime plus 1.5% to prime plus 2.0%;
    2. To apply all proceeds from expected tax refunds of approximately $500,000 to reduce the term note:
    3. That Wray Thompson, Ron Morgan and Robin Morgan would pledge their stock in the Company as collateral on the notes and
    4.  The Company would pay a $15,417 fee for the extension.

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

                                                  PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

        A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K
    -------------------
        None

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE LEATHER FACTORY, INC.
                                           (Registrant)

Date: May  15, 1997                        By /s/ Wray Thompson
                                              -----------------
                                                  Wray Thompson
                                                   Chairman of the Board,
                                                   President and
                                                   Chief Executive Officer



Date: May  15, 1997                         By   /s/ Fred N. Howell
                                                 ------------------
                                                     Fred N. Howell
                                                      Chief Financial Officer,
                                                      Treasurer and Director
                                                      (Chief Financial and
                                                       Accounting Officer)

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

     Exhibit
     Number                                            Description
     -------                                           -----------

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
     Exhibit
     Number                                            Description
     -------                                           -----------

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

           4.11 Forbearance Agreement and Third Amendment to the Second Restated Loan Agreement effective as of June 30, 1996, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A., filed as Exhibit No. 4.11 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on August 19, 1996, and incorporated by reference herein.

           4.12 Forbearance Agreement and Fourth Amendment to Second Restated Loan Agreement effective as of September 30, 1996, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A.

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
     Exhibit
     Number                                            Description
     -------                                           -----------

        4.13 Fifth Amendment to Second Restated Loan Agreement effective as of December 31, 1996, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A.

        *4.14 Sixth Amendment to Second Restated Loan Agreement effective as of April 30, 1997, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A.

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
     Exhibit
     Number                                            Description
     -------                                           -----------

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
     Exhibit
     Number                                            Description
     -------                                           -----------

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

       * 27.1      Financial Data Schedule

------------
*Filed herewith.

                                  EXHIBIT 4.14

                SIXTH AMENDMENT TO SECOND RESTATED LOAN AGREEMENT

         This Sixth Amendment to Second Restated Loan Agreement ("Amendment") dated effective as of April 30, 1997 ("Effective Date") is entered into among The Leather Factory, Inc., a Delaware corporation ("Borrower"), The Leather Factory, Inc., a Texas corporation, and Roberts, Cushman & Company, Inc., New York corporation (collectively, "Guarantors"), and NationsBank of Texas, N.A. ("Bank"), as follows:

                                    Recitals
                                    --------

                  (a) Bank, Borrower and Guarantors are parties to the certain Second Restated Loan Agreement dated as of July 24, 1995, as amended by the First Amendment to Second Restated Loan Agreement dated as of December 31, 1995, the Second Amendment to Second Restated Loan Agreement dated as of March 31, 1996, the Forbearance Agreement and Third Amendment to Second Restated Loan Agreement dated as of June 30, 1996, the Forbearance Agreement and Fourth Amendment to Second Restated Loan Agreement dated as of September 30, 1996 and the Fifth Amendment to Second Restated Loan Agreement dated as of December 31, 1996 (the "Forbearance Agreement"), each among Borrower, Guarantors and Bank (collectively the "Loan Agreement"). Terms defined in the Loan
         Agreement, wherever used in this Agreement, shall have the same meanings herein as are prescribed by the Loan Agreement.

                  (b) Borrower, Guarantors and Bank wish to further amend the Loan Agreement as provided hereinbelow. Therefore, for valuable consideration, the receipt and sufficiency of which hereby is acknowledged, and in consideration of the mutual agreements provided herein, Bank, Borrower and each of the Guarantors hereby agree as follows:

                                    Agreement
                                    ---------

         Section 1.        Amendment of Loan Agreement.  As of the Effective
                           ---------------------------
                           Date, the Loan Agreement is amended as follows:

         1.1 Effective as of April 30, 1997, Section 2.B ("Interest") is amended and restated in its entirety to read as follows:

               "B.  Interest.  The interest to be paid by Borrower and collected
                    ---------
                    by Bank on the Notes (except with respect to the Acquisition Line which has terminated and is no longer in effect on such date) shall be a rate per annum equal to the Prime Rate established by Bank from time to time, being the variable rate of interest announced by Bank from time to time as its general reference rate of interest, which rate of interest may not be the lowest rate of interest charged by Bank to other borrowers, plus two percent (2.00%)."

         1.2 Section 4.A ("Financial Condition") hereby is amended as follows:

               a. Subparagraph (i), which prescribes minimum requirements for the ratio of current assets to current liabilities, is amended and restated to read in its entirety as follows:

                           "(i)     Maintain  a  minimum   ratio  of  current
                                    assets  to  current liabilities as follows:

                                    Ratio                   Effective Date
                                    -----                   --------------
                                    1.08 to 1.00            January 31, 1997
                                    1.10 to 1.00            March  31,  1997 and
                                                                    thereafter"













                  b. Subparagraph (ii), which prescribes minimum requirements for the ratio of total liabilities to Tangible Net Worth, hereby is amended, with respect to the applicable periods ending January 31, 1997 and March 31, 1997, and thereafter, to read as follows:

                                    Ratio             Period
                                    -----             ------
                                    "3.75 to 1.0      January 31, 1997
                                     3.54 to 1.0      March 31, 1997
                                     3.50 to 1.0      at  all  times  following
                                                        March  31, 1997"

          1.3 Section 5.H ("Capital Expenditures") hereby is amended and restated to read in its entirety as follows:

               "H.  Capital  Expenditures.  Make capital expenditures during any
                    ----------------------
                    period of twelve (12) calendar months which, in the aggregate with all other capital expenditures by Borrower and Guarantors during such period, would exceed the maximum aggregate amount of $250,000.00. As used herein "capital expenditures" means expenditures which would be classified as capital expenditures according to GAAP, provided, that any such capital expenditures made in connection with Borrower's purchase and installation of a "POS (point of sale)" computer system, in the aggregate amount up to but not exceeding $400,000.00, shall be excluded in measuring compliance with the foregoing requirement."

         1.4      Section 5.K ("Leases") hereby is deleted in its entirety.

         Section 2.        Amendment of Notes.  As of the Effective  Date,  the
                           -------------------
Note evidencing the Revolving Line and the R,C&Co. Loan, respectively, in each case is modified and amended, as follows:

                  a. Revolving Line. The certain promissory note dated September
                     ---------------
         30, 1996 executed by Borrower payable to the order of Bank in the face amount of $7,500,00.00 (subsequently amended to be $6,500,000,00), evidencing the Revolving Line, hereby is modified and amended as follows: The stated maturity as set forth therein is modified and amended to be August 31, 1997.

                  b. R,C&Co.  Loan. The certain  promissory  note dated December
                     --------------
         28, 1994 executed by Borrower payable to the order of Bank in the face amount of $5,000,000.00, evidencing the R,C&Co. Loan, hereby is modified and amended as follows:

               (i) The stated maturity of the R,C&Co. Loan as set forth therein hereby is modified to be August 31, 1997; and

               (ii) Notwithstanding  the  payment  schedule  presently  provided thereby, the Note evidencing the R,C&Co. Loan shall be payable as follows: Accrued interest shall be payable monthly on the first (1st) day of each calendar month, and principal payments shall be payable on March 31, 1997 and June 30, 1997, in the amount of $250,000.00 each, and all remaining unpaid principal shall be paid on the final maturity date, August 31, 1997.

         Section 3.    Agreement Regarding Disposition of Tax Refunds; Amendment
                       ---------------------------------------------------------
                       of Security Agreements.
                       -----------------------

               a. Borrower has advised Bank that Borrower has filed an income tax return which reflects the right of Borrower to payment of a refund of federal income taxes previously paid, in an estimated amount of $500,000, payment of which Borrower anticipates receipt during the months of August or September of 1997 (all such amounts, whenever received, being herein called the "Tax Refund Proceeds"). Borrower hereby agrees that all Tax Refund Proceeds, immediately upon receipt by Borrower, shall be promptly remitted to Bank for application in reduction of principal evidenced by the certain promissory note dated December 28, 1994 executed by Borrower payable to the order of Bank in the face amount of $5,000,000.00, evidencing the R,C&Co. Loan, such payments to be applied in inverse order of maturity to the latest maturing payments of principal.

               b. Borrower and each Guarantor each expressly acknowledges and agrees that all tax refunds (including federal income tax refunds) and all proceeds thereof at any time received (specifically including, without limitation, the Tax Refund Proceeds), and the right of Borrower or any Guarantor to receive same, is covered and included as a "General Intangible" under each of the Security Agreements. In this regard, as clarification only, it is agreed that, as of the Effective Date, the unnumbered paragraph entitled "General Intangibles" in each of the Security Agreements hereby is amended and restated to read in its entirety as follows:

                  "General Intangibles. All general intangibles now owned or hereafter acquired by Debtor. General intangibles includes, without limitation, all tax refunds (including federal income tax refunds), and all proceeds thereof at any time received, and all customer lists, mailing lists and similar data respecting names and addresses of customers or potential customers, whether in tangible or intangible form and however recorded or stored, together with all systems and software for retrieving or utilizing same."

         Section 4.  Additional Agreements.  In consideration of this Amendment:
                     ----------------------

         4.1 Within thirty (30) days after the Effective Date, Borrower shall cause each of Wray Thompson, Ron Morgan and Robin Morgan (each a "Pledgor") to grant to Bank a continuing first priority pledge, security interest, collateral assignment and lien in and to all shares of Borrower, now owned and hereafter acquired, as continuing security for payment and performance of all obligations and indebtedness from time to time owing by Borrower and each Guarantor, (including without limitation obligations and indebtedness pursuant to the Loan Agreement), in each case pursuant to a pledge and security agreement, in form satisfactory to Bank. Borrower shall cause each such Pledgor to execute and deliver to Bank such additional agreements, opinions or other documentation as may be required by Bank in connection therewith.

         4.2 Borrower agrees to pay to Lender an extension and amendment fee in the amount of $15,416.67, which shall be payable in cash upon Borrower's execution of this Amendment.

         4.3 Borrower and Guarantors each represents and warrants to Bank the following:

                  4.3.1 The execution, delivery and performance of this Agreement are within its corporate power and authority and have been duly authorized by appropriate proceedings and this Agreement constitutes a legal, valid and binding obligation of Borrower and Guarantors, enforceable in accordance with its terms, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting the rights of creditors generally and general principles of equity.

                  4.3.2 Borrower and  Guarantors  each has disclosed to Bank all material facts known to it concerning its financial condition and business operations. All such information furnished by Borrower and any Guarantor to Bank was true and complete at the time of delivery thereof to Bank, and there has been no material change in any such information except as may have been disclosed to Bank in writing. There is no fact known to Borrower or Guarantors which would be reasonably expected to materially and adversely effect Borrower's or a Guarantor's financial condition, operations or ability to perform its obligations under the Loan Documents. Upon execution of this Amendment (i) all representations and warranties provided by the Loan Documents, as amended, are true and correct in all material respects and (ii) no Default is in existence other than the Existing Defaults.

         4.4 The following items shall be delivered to Bank prior to or simultaneously with execution and delivery of this Amendment:

                  4.4.1 A certificate signed by the corporate secretary of Borrower and each Guarantor (i) certifying to Bank that its Certificate of Incorporation and Bylaws have not been amended since its most recent certification thereof to Bank, and certifying the names and signatures of its duly appointed officers authorized to act in respect of the Loan Documents and (ii) attaching and certifying resolutions duly adopted by its board of directors authorizing this Amendment and the transactions evidenced hereby, and authorizing and directing one or more named officers to execute and deliver this Amendment, and all related documentation required by Bank on behalf of Borrower and Guarantors, which certificate shall be in form satisfactory to Bank;

                  4.2.2 Such other amendments of any of the Loan Documents in conformity with this Agreement, duly executed, as may be required by Bank and in form satisfactory to Bank.

         4.5 Borrower and Guarantors each shall reimburse Bank for all expenses, including attorneys fees and disbursements of legal counsel for Bank, in connection with the preparation, negotiation and closing of this Amendment. In consideration of this Amendment, Borrower and Guarantors each agrees to pay to Bank on demand any and all costs and expenses, including reasonable attorneys' fees, legal expenses and disbursements, appraisal fees, search fees, filing and recording fees, fees and costs of experts or other consultants, court costs, travel expenses, and all other costs and expenses incurred or paid by Bank in administering the Loan Documents and protecting or enforcing any of its rights thereunder, including without limitation (i) ongoing administration of the Loan Documents, including field examinations and inspection of Collateral, (ii) negotiating, preparing and closing any amendment, waiver or consent relating to the Loan Documents, and (iii) taking possession, holding, storing, preparing for sale, selling or otherwise disposing of, or collecting the proceeds of, the Collateral, collecting the Obligations, or exercising or enforcing any other rights or remedies or pursuing or defending any claim arising out of, or in any way relating to the Loan Documents. Borrower and Guarantors each will pay any applicable stamp, registration, recordation and similar taxes, fees and charges in respect of the Collateral or perfection or maintenance of Bank's rights under the Loan Documents, and agrees to indemnify Bank against any liabilities resulting from any delay, deferral or omission in payment of any such taxes, fees or charges. All fees, costs and expenses for which Borrower or a Guarantor is obligated under the Loan Documents shall be payable to Bank on demand. At Bank's option, the amount of such fees, costs and expenses may be deducted from the proceeds of any loan hereunder or added to the unpaid principal due by Borrower under the Revolving Line, in which event such amount will be deemed paid and the amount thereof shall be treated as a loan thereunder.

         4.6 Except as amended by this Amendment, the Loan Agreement (including all previous amendments to the extent not superseded by the terms hereof) and all other Loan Documents remain in full force and effect as provided therein. Borrower and Guarantors each hereby ratifies and confirms the Loan Documents, as amended hereby, and agrees that the Security Agreements, and all Collateral, continue to secure all Obligations. Without limiting the foregoing, each of the Guarantors hereby expressly ratifies and confirms its obligations under the certain guaranty agreements previously executed by it for the benefit of Bank, and agrees that the Obligations continue to be included within the obligations and indebtedness guaranteed thereby. Borrower and Guarantors each agrees that it will comply with all terms and provisions of the Loan Documents, as amended by this Amendment.

         4.7 Wherever any Loan Document makes reference to the Agreement, the same shall be deemed to mean the Agreement as amended by this Amendment. This Amendment is a Loan Document for purposes of the provisions of all other Loan Documents. Any breach of the representations, warranties and covenants under this Amendment shall constitute a Default under the Loan Documents.
         4.8 Borrower has informed Bank that the ratio of total liabilities to Tangible Net Worth, calculated pursuant to the Loan Agreement as of March 31, 1997, was 3.54 to 1.0, which exceeded the maximum amount allowable under Section 4.A(ii) of the Loan Agreement. In consideration of this Amendment, Bank hereby confirms that such noncompliance is hereby waived, provided, that such waiver is extends only to the foregoing specifically identified instance of noncompliance and is expressly limited as provided herein, and Bank shall be entitled to expect and require strict compliance with all other requirements of the Loan Documents in accordance with their respective terms.

         4.9 This Agreement shall be governed by the laws of the State of Texas. If any provision in this Agreement is held to be unenforceable, such provision shall be severed and the remaining provisions shall remain in full force and effect. All representations, warranties, and covenants of this Agreement shall survive the execution of this Agreement and any other contract or agreement. The provisions of this Agreement may be waived or amended only in a writing signed by all of the parties hereto. This Agreement shall bind Borrower and Guarantors and their respective successors and assigns and shall inure to the benefit of Bank and its successors and assigns. This Agreement may be executed in multiple counterparts which together shall constitute one and the same agreement.

         4.10 The provisions of Section 10 ("Arbitration") of the Loan Agreement shall be deemed applicable to this Amendment and are incorporated herein by reference.

         4.11 This Amendment (i) shall be deemed effective prospectively as of the Effective Date, (ii) contains the entire agreement among the parties and may not be amended or modified except in writing signed by all parties, (iii) shall be governed and construed according to the laws of the State of Texas and (iv) may be executed in any number of counterparts, each of which shall be valid as an original and all of which shall be one and the same agreement. A telecopy of any executed counterpart shall be deemed valid as an original.

         THIS WRITTEN AGREEMENT AND THE LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.




                   [Reminder of Page Intentionally Left Blank]

Executed as of the Effective Date.

                                 NATIONSBANK OF TEXAS, N.A.


                                 By:      /s/ Mark L Henze
                                 Mark L. Henze, Vice President


                                 THE LEATHER FACTORY, INC.
                                 A Delaware corporation


                                 By:      /s/ Fred N Howell
                                 Title:   Chief Financial Officer and Treasurer


                                 THE LEATHER FACTORY, INC.
                                 A Texas corporation


                                 By:      /s/ Fred N Howell
                                 Title:   Chief Financial Officer and Treasurer


                                 ROBERTS, CUSHMAN & COMPANY, INC.


                                 By:      /s/ Fred N Howell
                                 Title:   Chief Financial Officer and Treasurer

                                  EXHIBIT 27.1