Form 10-Q
period 1997-05-30
LEATHER FACTORY INC
filed 1997-08-14
CIK 909724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

                                  Yes X No ____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                             Shares outstanding as of August 14, 1997
------------------------------         ----------------------------------------
Common Stock, par value $.0024                     9,853,161
per share

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                TABLE OF CONTENTS
                                -----------------

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets
      June 30, 1997 and December 31, 1996  ..............................      3

    Consolidated Statements of Income
      Three and six months ended
      June 30, 1997 and 1996  ...........................................      4

    Consolidated Statements of Cash Flow
      Six months ended June 30, 1997 and 1996 ...........................      5

    Consolidated Statement of Stockholders' Equity
      Six months ended June 30, 1997       ..............................      6

    Notes to Consolidated Financial Statements  .........................      7


  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations  ............................   8-11



PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders   .........     12

  Item 6. Exhibits and Reports on Form 8-K ..............................     12


SIGNATURES...............................................................     13


EXHIBIT INDEX............................................................  14-18

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                              June 30,           December 31,
                                                                1997                  1996
                                                          ----------------      ----------------
                                 ASSETS                     (UNAUDITED)
CURRENT ASSETS:
 Cash
                                                          $     299,652         $   488,192
 Accounts receivable-trade, net of allowance for
     doubtful accounts of $48,000 and $54,000
      in 1997 and 1996, respectively                          2,352,701           1,947,698
  Inventory                                                   7,267,265           7,737,320
 Prepaid income taxes                                           423,748             538,458
 Deferred income taxes                                          115,821             126,955
 Other current assets                                           486,713             542,809
                                                            -----------         -----------
                      Total current assets                   10,945,900          11,381,432
                                                            -----------         -----------


PROPERTY AND EQUIPMENT, at cost                               2,842,318           2,672,253
  Less-accumulated depreciation and amortization             (1,421,079)         (1,273,609)
                                                            -----------         -----------
                           Property and equipment, net       1,421,239            1,398,644


GOODWILL and other, net of accumulated amortization of
 $770,000 and $660,000 in 1997 and 1996, respectively        5,404,961            5,484,471
                                                            ----------          -----------
                                                         $  17,772,100          $18,264,547
                                                         =============          ===========



                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                        $  1,259,425           $   940,549
 Accrued expenses and other liabilities                       540,817               597,007
 Notes payable and current maturities of
   long-term debt                                           7,682,154             8,549,366
                                                        -------------           -----------
             Total current liabilities                      9,482,396            10,086,922
                                                        -------------           -----------

DEFERRED INCOME TAXES                                         132,633               137,310


NOTES PAYABLE AND LONG-TERM DEBT,
 net of current maturities                                    85,684                 17,378


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.10 par value; 20,000,000
   shares authorized, none issued or outstanding                   -                      -

 Common stock, $0.0024 par value; 25,000,000 shares
 authorized, 9,853,161 shares issued in 1997 and 1996         23,648                 23,648
 Paid-in capital                                           4,130,796              4,130,796
 Retained earnings                                         4,515,950              4,464,277
 Less: Notes receivable - secured by common stock           (269,305)              (269,305)
 Cumulative translation adjustments                           (3,518)                  (295)
 Less:  Unearned shares held by ESOP, 64,631
   shares in 1997 and 1996                                  (326,184)              (326,184)
                      Total stockholders' equity           8,071,387              8,022,937
                                                       -------------            ------------
                                                       $   17,772,100            $18,264,547
                                                       =============            ===========






    The accompanying notes are an integral part of these financialstatements.

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                THREE MONTHS                       SIX MONTHS

                                                1997           1996            1997           1996
                                           ------------   ------------      ----------     ----------
NET SALES                                  $  6,526,992   $  7,155,218     $12,986,884    $14,512,023

COST OF SALES                                 3,787,708      4,817,256       7,683,789      9,279,397
                                           ------------   ------------    ------------   ------------

           Gross Profit                       2,739,284      2,337,962       5,303,095      5,232,626

OPERATING EXPENSES                            2,304,413      3,007,498       4,701,755      5,761,090
                                           ------------   ------------    ------------   ------------


INCOME FROM OPERATIONS                          434,871       (669,536)        601,340       (528,464)


OTHER (INCOME) EXPENSE:
    Interest expense                            217,429        378,371         418,767        549,354

    Other, net                                    4,132         (2,047)          3,288         (7,144)
                                           ------------   ------------    ------------   ------------

        Total other (income) expense            221,561        376,324         422,055        542,210
                                           ------------   ------------    ------------   ------------


INCOME (LOSS)  BEFORE INCOME TAXES              213,310     (1,045,860)        179,285     (1,070,674)


PROVISION (BENEFIT)FOR INCOME TAXES             125,452       (234,897)        127,612       (237,717)
                                           ------------   ------------    ------------   ------------


NET INCOME (LOSS)                          $     87,858   $   (810,963)   $     51,673   $   (832,957)
                                           ============   ============    ============   ============

NET INCOME (LOSS)
 PER SHARE OF COMMON STOCK                 $       0.01   $      (0.08)   $       0.01   $      (0.09)
                                           ============   ============    ============   ============


WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING             9,788,530      9,788,530       9,788,530      9,788,530
                                           ============   ============    ============   ============


DIVIDENDS PAID PER SHARE                   $          -   $          -    $          -   $          -
                                           ------------   ------------    ------------   ------------
                                           ============   ============    ============   ============













    The accompanying notes are an integral part of these financial statements

                            THE LEATHER FACTORY, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                                    1997           1996
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $    51,673    $  (832,957)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                                   257,532        380,409
    (Gain) loss on sales of assets                                                    --           (7,554)
     Deferred financing costs                                                         --          123,456
     Deferred income taxes                                                           6,457         (1,829)
     Other                                                                          (1,614)         1,839
     Net changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable-trade, net                                             (405,003)        70,662
       Inventory                                                                   470,055     (1,077,256)
       Income taxes                                                                114,710       (291,312)
       Other current assets                                                         56,096         15,770
       Accounts payable                                                            318,876        306,737
       Accrued expenses and other liabilities                                      (56,190)       (47,219)
                                                                               -----------    -----------
     Total adjustments                                                             760,919       (526,297)
                                                                               -----------    -----------

      Net cash provided by (used in) operating activities                          812,592     (1,359,254)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (170,165)      (148,494)
  Proceeds from sales of assets                                                       --            7,444
  Cash paid for acquisitions, net of cash acquired                                    --         (300,000)
  Other intangible costs                                                           (32,061)          --
                                                                               -----------    -----------

      Net cash used in investing activities                                       (202,226)      (441,050)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                                   302,957      2,750,000
  Payments on notes payable and long-term debt                                  (1,101,863)    (1,323,223)
                                                                               -----------    -----------

      Net cash provided by (used in)  financing activities                        (798,906)     1,426,777
                                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                   (188,540)      (373,527)

CASH, beginning of period                                                          488,192        477,159
                                                                               -----------    -----------

CASH, end of period                                                            $   299,652    $   103,632
                                                                               ===========    ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                              $   422,555    $   203,806
  Income taxes paid during the period, net of refunds                                6,445         57,685




    The accompanying notes are an integral part of these financial statements

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1997


                       Common Stock                                          Notes       Cumulative
                                                                          receivable
                   ---------------------
                      Number                  Paid-in        Retained     - secured by   Translation  Unearned
                   of Shares  Par Value       Capital        Earnings    common stock    Adjustments ESOP
                                                                                                       Shares      Total
                 ----------   ----------  --------------  -------------  --------------  ----------  -----------  ----------
BALANCE, December
31, 1996          9,853,161   $  23,648   $   4,130,796   $  4,464,277   $  (269,305)    $   (295)   $  (326,184) $ 8,022,937

Translation
adjustment                -          -               -              -              -       (3,223)           -         (3,223)

Net income                -          -               -         51,673              -            -            -         51,673
                 ----------    ----------  --------------  -------------  -------------   ----------  -----------    ----------
BALANCE,  June
30, 1997          9,853,161    $  23,648   $   4,130,796   $  4,515,950   $  (269,305)     (3,518)   $  (326,184  $ 8,071,387

                 ==========    ==========  ==============  =============  =============   ==========   ===========  ==========

























    The accompanying notes are an integral part of these financial statements

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation



         In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report to Stockholders.



2.  Inventories


       The components of inventory consist of the following:

                                                          June 30,  December 31,
                                                             1997         1996
                                                       ----------   ----------
Finished goods held for sale                           $5,904,072   $6,516,517
Raw materials and work in process                       1,363,193    1,220,803
                                                       ==========   ==========
                                                       $7,267,265   $7,737,320
                                                       ==========   ==========




3.  Notes Payable and Long-Term Debt

        As previously reported in the Company's 1996 Annual Report on Form 10-K, and Quarterly Report on Form 10-Q for the period ended March 31, 1997, the Company has certain financing arrangements with NationsBank of Texas, N.A. ("NationsBank") which mature on August 31, 1997.

Management believes that the restructuring of the Company's financing arrangements on a favorable, long term basis will be accomplished. Currently, new senior and mezzanine lenders are performing due diligence procedures. In the event the alternative financing cannot be arranged, the Company would enter negotiations with NationsBank to restructure the existing loans. If neither of these strategies were successful, the Company could experience a material adverse impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
-------

         The Leather Factory, Inc. ("the Company") is a leading one stop source for leather, traditional leathercraft materials involving such products as do-it-yourself kits, stamping sets, and leatherworking tools, craft-related items including various types of leather lace, beads, and wearable art accessories, hardware, metal garment accessories such as belt buckles, belt buckle designs and conchos, shoe repairing supplies and leather finishes. Moreover, the Company is a manufacturer and distributor of hat trims, cigar cases and cigar accessories. These products are distributed primarily on a wholesale level.


Results of Operations


         Analysis of Second Quarter 1997 Compared to Second Quarter 1996

                           Income Statement Comparison

         The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                               Quarterly Period Ended
                                                        June 30,
                                                    1997      1996
                                                   ------    ------

Net sales                                           100.00%  100.0%
Cost of sales                                        58.0     67.3
                                                     -----    -----
Gross profit                                         42.0     32.7
Operating expenses                                   35.3     42.0
                                                     -----    -----
Income (loss) from operations                         6.7     -9.3
Interest expense, net                                 3.4      5.3
                                                     -----    -----
Income (loss) before income taxes                     3.3    -14.6
Provision for income taxes                            1.9     -3.3
                                                     -----    -----
Net income (loss)                                     1.4%   -11.3%
                                                     =====    =====

Revenues
-------

         The Company's net sales decreased by 8.8% to $6,526,992 during the second fiscal quarter ended June 30, 1997 from $7,155,218 generated in the second quarter of 1996. The 8.8% decrease in revenues resulted from minor decreases in six sales categories that were partially offset by increases in five categories. Sales to the craft and western markets appear to have stabilized.
         The Company is continuing efforts to develop new products and sell to new markets and expects these efforts to gradually replace some of the declines that have been experienced in current markets.


Costs, Gross Profit, and Expenses
---------------------------------

         The Company's cost of sales decreased by 21.4% to $3,787,708 during the second fiscal quarter ended June 30, 1997 from $4,817,256 in the second quarter of 1996. Approximately 70.9% of this 21.4% reduction resulted from efforts by Company management to increase manufacturing productivity, obtain better product sourcing and sell into higher margin markets. The balance of the decrease resulted from non-recurring items that occurred in the second quarter of 1996.

         Operating expenses decreased $703,085 or 23.4% to $2,304,413 during the second fiscal quarter of 1997 from $3,007,498 during the quarter ended June 30, 1996. Approximately 56.1% of this 23.4% decrease resulted from a determined effort by Company management to reduce expenses and improve efficiency so that cost levels are more in line with current sales levels. The balance of the decrease resulted from non-recurring items that occurred in the second quarter of 1996.


Other (Income) Expense
---------------------

         Other expenses decreased $154,763 or 41.1% to $221,561 for the second fiscal quarter of 1997 from $376,324 during the same quarter in 1996. This decrease resulted primarily from the write-off of the commitment and facility fees attributable to the acquisition financing commitments which expired in July 1996. Actual interest expense increased $34,282 due to higher interest rates on existing debt and a reduction in discounts taken for early invoice payment.


Net Income

         Net income increased to $87,858 during the second fiscal quarter of 1997 from a net loss of $810,963 during the quarter ended June 30, 1996. The increased net income resulted from the factors noted above regarding revenues, costs and expenses.


                   Analysis of Six Months Ended June 30, 1997
                        to Six Months Ended June 30, 1996

                           Income Statement Comparison

         The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                      Six Months Ended
                                                         June 30,
                                                       1997      1996
                                                      ------    ------

Net sales                                             100.0%    100.0%
Cost of sales                                          59.2      63.9
                                                      ------    ------
Gross profit                                           40.8      36.1
Operating expenses                                     36.2      39.7
                                                      ------    ------
Income (loss) from operations                           4.6
-3.6
Interest expense, net                                   3.2       3.7
                                                      ------    ------
Income (loss) before income taxes                       1.4      -7.3
Provision for income taxes                              1.0      -1.6
                                                      ------    ------
Net income (loss)                                       0.4%     -5.7%
                                                      ======    ======


Revenues
--------

         The Company's net sales decreased by 10.5% to $12,986,884 during the six months June 30, 1997 from $14,512,023 generated in the same period of 1996. The decrease in revenues was primarily due to reduced sales of western hatbands and to the retail craft industry. Sales to the craft and western markets appear to have stabilized.
         The Company is continuing efforts to develop new products and sell to new markets and expects these efforts to gradually replace some of the declines that have been experienced in current markets.

Costs, Gross Profit, and Expenses
---------------------------------

         The Company's cost of sales decreased by 17.2% to $7,683,789 for the six months of 1997 as compared to $9,279,397 for the same six months in 1996. Approximately 81.2% of this decrease resulted from efforts by Company management to increase manufacturing productivity, obtain better product sourcing and sell into higher margin markets. The balance of the decrease resulted from non-recurring items that occurred in the second quarter of 1996.

         Operating expenses decreased $1,059,335 or 18.4% to $4,701,755 during the first six months of 1997 from $5,761,090 during the same six months of 1996. Approximately 70.9% of this 18.4% decrease resulted from a determined effort by Company management to reduce expenses and improve efficiency so that cost levels are more in line with current sales levels. The balance of the decrease resulted from non-recurring items that occurred in the second quarter of 1996.


Other (Income) Expense
----------------------

         Other expenses decreased $120,155 or 22.2% to $422,055 for the first six months ended June 30, 1997 from $542,210 during the same period in 1996. This decrease resulted primarily from the write-off of the commitment and facility fees attributable to the acquisition financing commitments which expired in July 1996. Actual interest expense increased $75,069 due to higher interest rates on existing debt and a reduction in discounts taken for early invoice payment.


Net Income
----------

         Net income increased to $51,673 during the first six months of 1997 from a net loss of $832,957 during the six months ended June 30, 1996. The increased net income resulted from the factors noted above regarding revenues, costs and expenses.


Capital Resources and Liquidity
-------------------------------

         The primary source of funds for the Company during the first quarter of 1997 resulted from funds generated by a $470,055 reduction in inventory. The current inventory turn rate of 2.05 indicates that additional funds should be available as management continues its efforts to adjust inventory levels to be more in line with the 2.25, 2.32 and 2.84 turn rates during 1996, 1995 and 1994 respectively.

        The availability of funds under the Company's credit facility with NationsBank of Texas, N.A. ("NationsBank") continues to be the primary source of liquidity and capital resources.

Background of Agreement with Bank.
----------------------------------------
The NationsBank financingarrangements, which include a working capital line of credit and a term facility, are governed by the Second Restated Loan Agreement dated July 24, 1995 as amended (the "Loan Agreement"). The Company presently has outstanding principal balances on its working capital line of credit and its term facility of $5,125,000 and $2,500,000, respectively. From June 30, 1996 through December 31, 1996, the Company had been in default under certain financial covenants contained in the Loan Agreement. These financial covenants related to the following ratio tests:

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

    December 31, 1996 Agreement. As of December 31, 1996, NationsBank and the Company entered into the Fifth Amendment to the Second Restated Loan Agreement (the "Fifth Amendment") whereby NationsBank and the Company agreed to modify the Loan Agreement. In the Fifth Amendment the Company agreed to employ Price Waterhouse to assist in obtaining alternative financing of the obligations to NationsBank. The Company and Nations Bank also agreed:

    1. To decrease the amount of the working capital line of credit from $7.5 million to $6.5 million; 2. To modify the maturity date of the working capital line of credit note to April 30, 1997; 3. To modify the maturity date of the Roberts Cushman & Company note to April 30, 1997. 4. The financial covenants under which the Company was in default previously were eliminated or modified.

    Current Agreement. Effective April 30, 1997 the Company and NationsBank entered into the Sixth Amendment to the Second Restated Loan Agreement whereby the maturity dates of the working capital line of credit and the term loan are extended until August 31, 1997. The Company and NationsBank also agreed:

    1.  To modify the interest rate from prime plus 1.5% to prime plus 2.0%;
    2. To apply all proceeds from expected tax refunds of approximately $500,000 to reduce the term note:
    3. That Wray Thompson, Ron Morgan and Robin Morgan would pledge their stock in the Company as collateral on the notes and
    4.  The Company would pay a $15,417 fee for the extension.

    Management remains confident that the restructuring of our financing arrangements on a favorable, long term basis will be accomplished. Currently, potential new senior and mezzanine lenders are performing due diligence procedures. However, in the event alternative financing cannot be arranged, the Company would enter negotiations with NationsBank to restructure the existing loans. If neither of these strategies were successful, the Company could experience a material adverse impact.

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

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        On May 22, 1997 the Annual Meeting of the Stockholders of the Company was held in the Scott and Van Zandt rooms at the Radisson Hotel, fort worth, Texas to consider and act on the following matters:

        (1) To elect the following individuals to serve as directors until the Company's 1998 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

                         Wray Thompson         Fred N. Howell
                         Ronald C. Morgan      Luther A. Henderson
                         Robin L. Morgan       H. W. "Hub" Markwardt
                         William M. Warren

        (2) To ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ended December 31, 1997.

        The  stockholders of the Company  approved matter (2) above by a vote of
(i) 5,613,858, or 57.0% of the total outstanding, in favor, (ii) 7,134 or .07% of the total outstanding, against, and (iii) 379 abstained from voting.

        As to item (1) above, the following table depicts the votes cast for and against, as well as those which abstained from voting, as to the election of the aforementioned individuals as a director of the Company as noted above:


                                    For         Against    Abstaining
                                    ---         ------     ---------
     Wray Thompson                5,590,407      7,432      23,531
     Ronald C. Morgan             5,590,407      7,432      23,531
     Robin L. Morgan              5,593,232      4,607      23,531
     William M. Warren            5,593,232      4,607      23,531
     Fred N. Howell               5,593,232      4,607      23,531
     Luther A. Henderson          5,593,232      4,607      23,531
     H. W. "Hub" Markwardt        5,593,232      4,607      23,531


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
------------

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



                                                   THE LEATHER FACTORY, INC.
                                                   (Registrant)


Date: August 14, 1997                               By /s/ Wray Thompson
                                                    --------------------
                                                    Wray Thompson
                                                    Chairman of the Board,
                                                    President and
                                                    Chief Executive Officer



Date:  August 14, 1997                              By   /s/ Fred N. Howell
                                                    -----------------------
                                                     Fred N. Howell
                                                     Chief Financial Officer,
                                                     Treasurer and Director
                                                     (Chief Financial and
                                                      Accounting Officer)

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

    Exhibit
    Number                         Description
    -----                          -----------

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (Continued)
     Exhibit
     Number                        Description
     ------                        ----------

     4.13 Fifth Amendment to Second Restated Loan Agreement effective as of December 31, 1996, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A.

     4.14 Sixth Amendment to Second Restated Loan Agreement effective as of April 30, 1997, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A.

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