Form 10-Q
period 1997-09-30
LEATHER FACTORY INC
filed 1997-11-13
CIK 909724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                                                                 OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                         Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.

             (Exact name of registrant as specified in its charter)


Delaware                                                            75-2543540
(State or other jurisdiction of                                 (I.R.S.Employer
incorporation or organization)                           Identification Number)



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

                                  Yes X No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Shares outstanding as of November 14, 1997
----------------------------------------    ------------------------------------------
Common Stock, par value $.0024 per share                    9,853,161

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS


                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets
      September 30, 1997 and December 31, 1996...............................  3

    Consolidated Statements of Income
      Three and nine months ended
      September 30, 1997 and 1996...........................................   4

    Consolidated Statements of Cash Flow
      Nine months ended September 30, 1997 and 1996.........................   5

    Consolidated Statement of Stockholders' Equity
      Nine months ended September 30, 1997..................................   6

    Notes to Consolidated Financial Statements..............................   7

  Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................8-11



PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K .................................  12


SIGNATURES..................................................................  13


EXHIBIT INDEX..............................................................14-18


                                           THE LEATHER FACTORY, INC.
                                          CONSOLIDATED BALANCE SHEETS


                                                                          September 30,       December 31,
                                                                              1997                 1996
                                                                         --------------       --------------
                                  ASSETS                                  (UNAUDITED)
CURRENT ASSETS:
 Cash                                                                    $    486,114         $    488,192
 Accounts receivable-trade, net of allowance for
     doubtful accounts of $83,000 and $54,000
      in 1997 and 1996, respectively                                        2,292,154            1,947,698
 Inventory                                                                  7,468,535            7,737,320
 Prepaid income taxes                                                         283,663              538,458
 Deferred income taxes                                                        131,196              126,955
 Other current assets                                                         485,174              542,809
                                                                         ------------         ------------
                      Total current assets                                 11,146,836           11,381,432
                                                                         ------------         ------------

PROPERTY AND EQUIPMENT, at cost                                             2,846,288            2,672,253
  Less-accumulated depreciation and amortization                           (1,483,016)          (1,273,609)
                                                                         ------------         ------------
                      Property and equipment, net                           1,363,272            1,398,644

GOODWILL and other, net of accumulated amortization of
 $825,000 and $660,000 in 1997 and 1996, respectively                       5,349,815            5,484,471
                                                                         ------------         ------------
                                                                         $ 17,859,923         $ 18,264,547
                                                                         ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                        $  1,242,987         $    940,549
 Accrued expenses and other liabilities                                       577,865              597,007
 Notes payable and current maturities of
     long-term debt                                                         7,671,740            8,549,366
                                                                         ------------         ------------
                      Total current liabilities                             9,492,592           10,086,922
                                                                         ------------         ------------

DEFERRED INCOME TAXES                                                         122,775              137,310

NOTES PAYABLE AND LONG-TERM DEBT,
 net of current maturities                                                     79,821               17,378

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.10 par value; 20,000,000
     shares authorized, none issued or outstanding                              -                    -
 Common stock, $0.0024 par value; 25,000,000 shares
 authorized, 9,853,161 shares issued in 1997 and 1996                          23,648               23,648
 Paid-in capital                                                            4,130,796            4,130,796
 Retained earnings                                                          4,608,389            4,464,277
 Less: Notes receivable - secured by common stock                            (269,305)            (269,305)
 Cumulative translation adjustments                                            (2,609)                (295)
 Less:  Unearned shares held by ESOP, 64,631
     shares in 1997 and 1996                                                 (326,184)            (326,184)
                                                                         ------------         ------------
                      Total stockholders' equity
                                                                            8,164,735            8,022,937
                                                                         ------------         ------------
                                                                         $ 17,859,923         $ 18,264,547
                                                                         ============         ============


   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                   THREE MONTHS                      NINE MONTHS

                                                               1997          1996                1997           1996
                                                            ------------  ------------       -------------- -------------

NET SALES                                                   $  6,353,582   $ 19,340,466      $   7,015,834  $ 21,527,857

COST OF SALES                                                  3,659,591     4,238,206          11,343,380    13,517,603
                                                            ------------  ------------       -------------- -------------

           Gross Profit                                       2,693,991      2,777,628           7,997,086     8,010,254

OPERATING EXPENSES                                            2,293,706      2,522,552           6,995,461     8,283,642
                                                            ------------  ------------       -------------- -------------

INCOME FROM OPERATIONS                                          400,285        255,076           1,001,625      (273,388)

OTHER (INCOME) EXPENSE:
    Interest expense                                            214,871        238,163             633,638       787,517
    Other, net                                                  (17,649)         1,363            (14,361)       (5,781)
                                                            ------------  ------------       -------------- -------------
           Total other (income) expense                         197,222        239,526             619,277       781,736
                                                            ------------  ------------       -------------- -------------

INCOME (LOSS)  BEFORE INCOME TAXES                              203,063         15,550             382,348    (1,055,124)

PROVISION (BENEFIT)  FOR INCOME TAXES                           110,624          1,159             238,236     (236,558)
                                                            ------------  ------------       -------------- -------------

NET INCOME (LOSS)                                            $   92,439   $     14,391       $     144,112  $  (818,566)

                                                            ============  ============       ==============  ============


NET INCOME (LOSS)  PER SHARE OF COMMON STOCK                 $      0.01  $         -       $         0.01  $      (0.08)

                                                            ============  ============       ==============  =============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                              9,788,530     9,788,530           9,788,530     9,788,530
                                                            ============  ============       ==============  ============

DIVIDENDS PAID PER SHARE                                    $          -  $          -       $            -  $          -
                                                            ============  ============       ==============  ============









    The accompanying notes are an integral part of these financial statements


                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                           1997                 1996
                                                                       -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  144,112          $  (818,566)

  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                           390,659              498,371
    (Gain) loss on sales of assets                                         (16,071)              (7,541)
     Deferred financing costs                                                    -              117,937
     Deferred income taxes                                                 (18,776)               21,270
     Other                                                                    (678)                2,457
     Net changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable-trade, net                                     (344,456)               68,159
       Inventory                                                           268,785              (812,562)
       Income taxes                                                        254,795              (313,252)
       Other current assets                                                 57,635               137,946
       Accounts payable                                                    302,438              (335,822)
       Accrued expenses and other liabilities                              (19,142)              (66,333)
                                                                       -------------       --------------
     Total adjust                                                          875,189              (689,370)
                                                                       -------------       --------------

      Net cash provided by (used in) operating activities                1,019,301            (1,507,936)
                                                                       -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (200,976)            (173,591)
  Proceeds from sales of assets                                             26,841                7,444
  Cash paid for acquisitions, net of cash acquired                               -             (300,000)
  Other intangible costs                                                   (32,061)                   -
                                                                       -------------       --------------

      Net cash used in investing activities                                                    (466,147)
                                                                          (206,196)
                                                                       -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt
                                                                            302,957            3,300,000
  Payments on notes payable and long-term debt                           (1,118,140)          (1,584,704)
                                                                       -------------       --------------

      Net cash provided by (used in)financing activities                   (815,183)           1,715,296
                                                                       -------------       --------------

NET INCREASE (DECREASE) IN CASH                                              (2,078)            (258,787)

CASH, beginning of period                                                   488,192              477,159
                                                                       -------------       --------------

CASH, end of period                                                    $    486,114        $     218,372
                                                                       =============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                      $    562,325        $     539,829
  Income taxes paid during the period, net of refunds                         2,217               57,685







    The accompanying notes are an integral part of these financial statements



                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1997








                       Common Stock                                          Notes       Cumulative
                                                                          receivable
                   ---------------------
                      Number                  Paid-in        Retained     - secured by   Translation Unearned
                   of Shares  Par Value       Capital        Earnings    common stock    Adjustments ESOP            Total
                                                                                                      Shares
                   ---------- ----------  --------------  -------------  --------------  ----------  ---------  ------------

BALANCE, December  9,853,161  $  23,648   $   4,130,796   $  4,464,277   $  (269,305)    $   (295)   $(326,184) $  8,022,937
31, 1996

Translation
adjustment                 -          -               -              -              -       (2,314)                   (2,314)

Net Income                 -          -               -        144,112              -            -          -        144,112
                   ---------- ----------  --------------  -------------  -------------   ----------  ---------  ------------
BALANCE,
September 30, 1997  9,853,161  $  23,648   $   4,130,796   $  4,608,389   $  (269,305)    $  (2,609) $(326,184) $  8,164,735
                   ========== ==========  ==============  =============  =============   ==========  =========  ============

























    The accompanying notes are an integral part of these financial statements

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation



         In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report to Stockholders.



2.  Inventories


         The components of inventory consist of the following:

                                                                        September 30,            December 31,
                                                                            1997                       1996
                                                                     ------------------        -----------------
                Finished goods held for sale                             $   6,053,121             $  6,516,517
                Raw materials and work in process                            1,415,414                1,220,803
                                                                     ==================        =================
                                                                         $   7,468,535             $  7,737,320
                                                                     ==================        =================




3.  Notes Payable and Long-Term Debt

        As previously reported in the Company's 1996 Annual Report on Form 10-K, and Quarterly Reports on Form 10-Q for the periods ended March 31, 1997, and June 30, 1997, the Company has certain financing arrangements with NationsBank of Texas, N.A. ("NationsBank") which matured on August 31, 1997. On that date, the Company was in the due diligence process with new lenders and has since obtained commitments that will allow the Company to pay off the NationsBank loans. The Company is not in default of any provision of the NationsBank agreements other than payment of the matured note balances.

        In order to complete the documentation process with the new lenders, the Company and NationsBank, effective August 31, 1997, entered into a Forbearance Agreement whereby NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned default until November 30, 1997 ("the "Forbearance Period"). Subsequent to September 30, 1997, the Company made a principal payment in the amount of $300,000 on the term note in accordance with the original amortization schedule and the Company's agreement to apply certain tax refund proceeds to that note. The Company continues to pay all interest timely.

        During the Forbearance Period, NationsBank has allowed the Company to continue to use the letter of credit feature of its working capital line of credit. Management believes that the closing on the Company's new credit facilities will occur prior to the expiration of the Forbearance Period. In the event the new financing does not close, the Company would enter negotiations with NationsBank to restructure the existing loans. If neither of these strategies were successful, the Company could experience a material adverse impact.

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


Results of Operations


          Analysis of Third Quarter 1997 Compared to Third Quarter 1996

                           Income Statement Comparison

         The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                       Quarterly Period Ended
                                                             September 30,
                                                       1997               1996
                                                       ----               ----

Net sales                                              100.0%             100.0%
Cost of sales                                           57.6               60.4
                                                      ------             ------
Gross profit                                            42.4               39.6
Operating expenses                                      36.1               36.0
                                                      ------             ------
Income (loss) from operations                            6.3                3.6
Interest expense, net                                    3.1                3.4
                                                      ------             -------
Income (loss) before income taxes                        3.2                 .2
Provision for income taxes                               1.7                 .0
                                                      ------             ------
Net income (loss)                                        1.5%                .2%
                                                      ======             ======

Revenues

         The Company's net sales decreased by 9.4% to $6,353,582 during the third fiscal quarter ended September 30, 1997 from $7,015,834 generated in the third quarter of 1996. The 9.4% decrease in revenues resulted from decreases in six sales categories that were partially offset by increases in five categories. Sales to the craft and western markets appear to have stabilized.
         The Company is continuing efforts to develop new products and sell to new markets and expects these efforts to gradually replace some of the declines that have been experienced in current markets.


Costs, Gross Profit, and Expenses

         The Company's cost of sales decreased by 13.7% to $3,659,591 during the third fiscal quarter ended September 30, 1997 from $4,238,206 in the third quarter of 1996. This 13.7% reduction resulted primarily from efforts by Company management to increase manufacturing productivity, obtain better product sourcing and sell into higher margin markets.

         Operating expenses decreased $228,846 or 9.1% to $2,293,706 during the third fiscal quarter of 1997 from $2,522,552 during the quarter ended September 30, 1996. This 9.1% decrease resulted primarily from a determined effort by Company management to reduce expenses and improve efficiency so that cost levels are more in line with current sales levels.


Other (Income) Expense

         Other expenses decreased $42,304 or 17.7% to $197,222 for the third fiscal quarter of 1997 from $239,526 during the same quarter in 1996. This decrease resulted primarily from lower interest expense due to the reduction in bank debt of over $800,000.


Net Income

         Net income increased to $92,439 during the third fiscal quarter of 1997 from $14,391 during the quarter ended September 30, 1996. The increased net income resulted from the factors noted above regarding revenues, costs and expenses.


                Analysis of Nine Months Ended September 30, 1997
                     to Nine Months Ended September 30, 1996

                           Income Statement Comparison

         The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                           Nine Months Ended
                                                             September 30,
                                                          1997             1996
                                                          ----             ----

Net sales                                                 100.0%          100.0%
Cost of sales                                              58.6            62.8
                                                          -----           -----
Gross profit                                               41.4            37.2
Operating expenses                                         36.2            38.5
                                                          -----           -----
Income (loss) from operations                               5.2            -1.3
Interest expense, net                                       3.2             3.6
                                                          -----           -----
Income (loss) before income taxes                           2.0            -4.9
Provision for income taxes                                  1.2            -1.1
                                                          -----           -----
Net income (loss)                                           0.8%          -3.8%
                                                          =====           =====


Revenues

         The Company's net sales decreased by 10.2% to $19,340,466 during the nine months ended September 30, 1997 from $21,527,857 generated in the same period of 1996. The decrease in revenues was primarily due to reduced sales of western hatbands and to the retail craft industry. Sales to the craft and western markets appear to have stabilized. The Company is continuing efforts to develop new products and sell to new markets and expects these efforts to continue to replace some of the declines that have been experienced in current markets.

Costs, Gross Profit, and Expenses

         The Company's cost of sales decreased by 16.1% to $11,343,380 for the nine months of 1997 as compared to $13,517,603 for the same nine months in 1996. This decrease resulted primarily from efforts by Company management to increase manufacturing productivity, obtain better product sourcing and sell into higher margin markets.

         Operating expenses decreased $1,288,181 or 15.6% to $6,995,461 during the first nine months of 1997 from $8,283,642 during the same nine months of 1996. This decrease resulted primarily from a determined effort by Company management to reduce expenses and improve efficiency so that cost levels are more in line with current sales levels.


Other (Income) Expense

         Other expenses decreased $162,459 or 20.8% to $619,277 for the first nine months ended September 30, 1997 from $781,736 during the same period in 1996. This decrease resulted primarily from the write-off in 1996 of the commitment and facility fees attributable to the acquisition financing commitments which expired in July 1996 and lower interest expense due to a reduction in bank debt.


Net Income

         Net income increased to $144,112 during the first nine months of 1997 from a net loss of $818,566 during the nine months ended September 30, 1996. The increased net income resulted from the factors noted above regarding revenues, costs and expenses.


Capital Resources and Liquidity

        The Company continues to generate sufficient cash flow from operations to reduce bank debt and fund normal operations, including interest payments.

        As previously reported in the Company's 1996 Annual Report on Form 10-K, and Quarterly Reports on Form 10-Q for the periods ended March 31, 1997, and June 30, 1997, the Company has certain financing arrangements with NationsBank of Texas, N.A. ("NationsBank") and had been in default under certain financial covenants contained in their loan agreement from June 30, 1996 through December 31, 1996. Effective December 31, 1996 the Company entered into an agreement with NationsBank that cured said defaults and shortened the maturity date to April 30, 1997. In addition the Company agreed to obtain alternative financing to replace the obligations to NationsBank.

        Effective April 30, 1997, to provide additional time to obtain alternative financing, the Company and NationsBank entered into the Sixth Amendment to the Second Restated Loan Agreement whereby the maturity dates of the working capital line of credit and the term loan were extended until August 31, 1997. On August 31, 1997, when the loans became due, the Company was in the due diligence process with new lenders and has since obtained commitments that will allow the Company to pay off the NationsBank loans.

        In order to complete the documentation process with the new lenders, the Company and NationsBank, effective August 31, 1997, entered into a Forbearance Agreement whereby NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned default until November 30, 1997 ("the "Forbearance Period"). Subsequent to September 30, 1997, the Company made a principal payment in the amount of $300,000 on the term note in accordance with the original amortization schedule and the Company's agreement to apply certain tax refund proceeds to that note. The Company continues to pay all interest timely.

        During the Forbearance Period, NationsBank has allowed the Company to continue to use the letter of credit feature of its working capital line of credit. Management believes that the closing on the Company's new credit facilities will occur prior to the expiration of the Forbearance Period. In the event the new financing does not close, the Company would enter negotiations with NationsBank to restructure the existing loans. If neither of these strategies were successful, the Company could experience a material adverse impact.

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

                           PART II. OTHER INFORMATION


Item 3. Defaults Upon Senior Securities

        As previously reported in the Company's 1996 Annual Report on Form 10-K, and Quarterly Reports on Form 10-Q for the periods ended March 31, 1997, and June 30, 1997, the Company has certain financing arrangements with NationsBank of Texas, N.A. ("NationsBank") which matured on August 31, 1997. On that date, the Company was in the due diligence process with new lenders and has since obtained commitments that will allow the Company to pay off the NationsBank loans. The Company is not in default of any provision of the NationsBank agreements other than payment of the matured note balances in the amount of $7,625,000 as of August 31, 1997.

        In order to complete the documentation process with the new lenders, the Company and NationsBank, effective August 31, 1997, entered into a Forbearance Agreement whereby NationsBank agreed to forbear the exercising of their legal rights due to the aforementioned default until November 30, 1997 ("the "Forbearance Period"). Subsequent to September 30, 1997, the Company made a principal payment in the amount of $300,000 on the term note in accordance with the original amortization schedule and the Company's agreement to apply certain tax refund proceeds to that note. Therefore, the total arrearage as of November 14, 1997 was reduced to $7,325,000. The Company continues to pay all interest timely.

        During the Forbearance Period, NationsBank has allowed the Company to continue to use the letter of credit feature of its working capital line of credit. Management believes that the closing on the Company's new credit facilities will occur prior to the expiration of the Forbearance Period. In the event the new financing does not close, the Company would enter negotiations with NationsBank to restructure the existing loans. If neither of these strategies were successful, the Company could experience a material adverse impact.


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



                                           THE LEATHER FACTORY, INC.
                                           (Registrant)


Date: November 14, 1997                    By /s/ Wray Thompson
                                              -----------------
                                               Wray Thompson
                                                 Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer



Date:  November 14, 1997                   By   /s/ Fred N. Howell
                                                ------------------
                                                    Fred N. Howell
                                                      Chief Financial Officer,
                                                      Treasurer and Director
                                                     (Chief Financial and
                                                      Accounting Officer)

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

         *4.15 Forbearance Agreement effective as of August 31, 1997 by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A. filed as Exhibit No. 4.15 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 14, 1997, and incorporated by reference herein.

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

         10.13 Participation Agreement in The Leather Factory, Inc. Employees' Stock Ownership Plan and Trust (Restated as of October 1, 1993), dated February 28, 1995 to be effective January 2, 1995, filed as Exhibit No. 10.13 to the 1994 Annual Report on Form 10-KSB (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 27, 1995, and incorporated herein by reference.

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

         22.1 Subsidiaries of the Company, filed as Exhibit No. 22.1 to the 1995 Annual Report on Form 10-KSB (Commission File No. 1-12368), filed with the Securities and Exchange Commission on March 28, 1996, and incorporated herein by reference.

       * 27.1  Financial Data Schedule
------------
*Filed herewith.

                                  EXHIBIT 4.15

                              FORBEARANCE AGREEMENT


         This FORBEARANCE AGREEMENT ("Agreement") is made as of the 31st day of August 1997, among THE LEATHER FACTORY, INC., a Delaware Corporation ("Borrower"), THE LEATHER FACTORY, INC., a Texas Corporation and ROBERTS, CUSHMAN & CO., INC., a New York corporation (collectively "Guarantors") and NATIONSBANK OF TEXAS, N.A., a national banking association ("Bank").

                                 R E C I T A L S

         A. Borrower is indebted to Bank as evidenced by (i) that certain promissory note dated September 30, 1996, in the original principal amount of $7,500,000.00 (the "Revolving Note") and (ii) that certain promissory note dated December 28, 1994, in the original principal amount of $5,000,000.00 (the "R,C & Co. Note" and together with the Revolving Note, the "Notes"). As of August 31, 1997, the outstanding principal balance of the R, C & Co. Note was $2,500,000.00 and the outstanding principal balance of the Revolving Note was $5,125,000.00. The Notes are secured by certain security agreements ("Security Agreements"), a Deed of Trust (the "Deed of Trust"), and two or more guaranties (the "Guaranties"). The Notes, Deed of Trust, Security Agreements, Guaranties and all other written documents executed in connection therewith, together with any written renewals, modifications and/or extensions thereof are collectively referred to as the "Loan Documents."

         B. Borrower is in default in the performance of certain provisions of the Notes and other Loan Documents. Borrower and Guarantors have requested that Bank forebear from exercising its rights and remedies under the Loan Documents for a period of time as specified herein in reliance upon the covenants, representations, and warranties of Borrower and Guarantors herein and for other good and valuable consideration.

                                A G R E E M E N T

         For and in consideration of the mutual covenants contained herein, Ten Dollars ($10.00), and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower, Guarantors, and Bank agree as follows:

                  1. Recitals. The foregoing recitals are confirmed by the parties as true and correct and are incorporated herein by reference. The recitals are a substantive, contractual part of this Agreement.

                  2. No Waiver. The execution, delivery and performance of this Agreement by Bank and the acceptance by Bank of performance of Borrower and Guarantors hereunder (a) shall not constitute a waiver or release by Bank of any default that may now or hereafter exist under the Loan Documents, (b) shall not constitute a novation of the Loan Documents as it is the intent of the parties to modify the Loan Documents as expressly set out herein and (c) except as expressly provided in this Agreement, shall be without prejudice to, and is not a waiver or release of, Bank's rights at any time in the future to exercise any and all rights conferred upon Bank by the Loan Documents or otherwise at law or in equity, including but not limited to the right to accelerate the Notes, if not already accelerated or matured, and to institute foreclosure proceedings against the property secured by the Loan Documents (the "Property") and/or to institute collection proceedings against Borrower and/or Guarantors and/or any right against any other person or entity not a party to this Agreement. Similarly, the execution, delivery, and performance of this Agreement by Borrower and Guarantors and the acceptance by Borrower, and Guarantors of the performance by Bank hereunder shall not, subject to the express provisions of this Agreement, constitute a waiver or release of any of Borrower's or Guarantors' rights under the Loan Documents; provided, however, that Borrower and Guarantors, jointly and severally, waive any and all claims now or hereafter arising from or related to any delay by Bank in exercising any rights or remedies under the Loan Documents, including, without limitation, any delay in foreclosing on the Property or any other collateral securing any of the Note.

                  3. Payment. Prior to the execution of this Agreement, Borrower will have delivered to Bank a cash payment in the amount of $250,000.00, to be applied by Bank to the R, C & Co. Note in the order and manner deemed appropriate by Bank. Borrower agrees to pay to Bank beginning on October 1, 1997, and continuing on the 1st day of each month thereafter during the Forbearance Period, all interest which has accrued on the Notes. Interest will continue to accrue and be computed on the outstanding principal balance of the Notes from time to time during the Forbearance Period in accordance with the terms thereof .

                  4. Fees. Contemporaneously with the execution of this Agreement, Borrower will pay to Bank a fee in the amount of $2,000.00 to be applied by Bank for payment of legal and other costs associated with the preparation, execution and delivery of this Agreement.

                  5. Stock Pledge. Contemporaneously with the execution of this Agreement, Wray Thompson, Ron Morgan and Robin Morgan shall pledge all stock of The Leather Factory, Inc. which is currently owned by them to secure the Notes. The pledge shall be evidenced by such documents and instruments as may be required by the Bank.

                  6. Letters of Credit/Banker's Acceptances. Notwithstanding the fact that the Notes are in default, Bank will continue to issue letters of credit and banker's acceptances subject to availability under the Revolving Note as determined by the borrowing base, in an amount not to exceed an additional $200,000.00. Such requests must be supported by monthly borrowing base reports and financial statements as provided in the Loan Documents.

                  7. Amounts Due/Waiver of Notice. Bank and Borrower acknowledge that (a) the outstanding balance of the Notes is as previously specified in this Agreement; (b) the current maturity date for each of the Notes is August 31, 1997; and (c) default has occurred and is continuing in performance of certain terms of the Notes. Borrower and Guarantors waive any and all rights to other notice of payment default or any other default, protest and notice of protest, dishonor, diligence in collecting and the bringing of suit against any party, notice of intention to accelerate, notice of acceleration, demand for payment and any other notices whatsoever regarding the Notes or the other Loan Documents, and further waive any claims that any notices previously given are insufficient for any reason.

                  8. Forbearance. So long as this Agreement is not terminated as provided herein, Bank agrees not to foreclose or attempt to foreclose on the Property or any other collateral securing the Notes, institute suit for collection of the Notes against Borrower or Guarantors, or exercise any other remedies available to it under the Loan Documents or under applicable law for a period from the date hereof until November 30, 1997, or until the Notes are paid in full ("Forbearance Period"). Upon termination of the Forbearance Period, or otherwise under the provisions of this Agreement, or if all amounts due and owing under the Notes are not paid in full on or before the expiration of the Forbearance Period, then Bank may seek to foreclose upon the Property or any other collateral for the Notes and to exercise any other remedies to which Bank may be entitled under the Loan Documents or applicable law to collect amounts due under the Notes, Guaranty, or other Loan Documents. Borrower and Guarantors agree that neither Borrower nor Guarantors, jointly or severally, will, during the Forbearance Period, initiate any action of any kind against Bank with respect to the Notes, exercise any remedy available under the Loan Documents or otherwise, or make any type of demand upon Bank with respect to the indebtedness evidenced by the Note.

                  9. Limitation on Interest. No provision of this Agreement, the Notes, any of the other Loan Documents, or any instrument evidencing or securing the Notes, or otherwise relating to the indebtedness evidenced by the Notes, shall require the payment or permit the collection, application or receipt of interest in excess of the maximum rate permitted by applicable state or federal law. If any excess of interest in such respect is herein or in any such other instrument provided for, or shall be adjudicated to be so provided for herein or in any such instrument, the provisions of this paragraph shall govern, and neither Borrower nor any endorsers of the Notes nor their respective heirs, personal representatives, successors or assigns shall be obligated to pay the amount of such interest to the extent it is in excess of the amount permitted by applicable law. It is expressly stipulated and agreed to be the intent of Borrower and Bank at all times to comply with the usury and other laws relating to the Notes and the other Loan Documents and any subsequent revisions, repeals or judicial interpretations thereof, to the extent applicable to the Notes or the other Loan Documents. In the event Bank ever receives, collects or applies as interest any such excess, such amount which would be excessive interest shall be applied to the reduction of the unpaid principal balance of the Notes, and, if upon such application the principal balance of the Notes are paid in full, any remaining excess shall be paid forthwith to Borrower and the provisions of the Notes, the other Loan Documents and any demand or other charging document shall immediately be deemed reformed and the amounts thereafter collectible thereunder reduced, without the necessity of execution of any new document, so as to comply with the then applicable law, but so as otherwise to permit the recovery of the fullest amount called for thereunder. In determining whether or not the interest paid or payable under any specific contingency exceeds the maximum rate of interest allowed to be charged by applicable law, Borrower and Bank shall, to the maximum extent permitted under applicable law, amortize, prorate, allocate and spread the total amount of interest throughout the entire term of the respective Notes so that the amount or rate of interest charged for any and all periods of time during the term of the Notes is to the greatest extent possible less than the maximum amount or rate of interest allowed to be charged by law during the relevant period of time. Notwithstanding any of the foregoing, if at any time applicable laws shall be changed so as to permit a higher rate or amount of interest to be charged than that permitted prior to such change, then unless prohibited by law, references in the Bank to "applicable law" for purposes of determining the maximum interest or rate of interest that can be charged shall be deemed to refer to such applicable law as so amended to allow the greater amount or rate of interest.

                  10. Representations and Warranties. In order to induce Bank to execute, deliver, and perform this Agreement, Borrower and Guarantors warrant and represent to Bank that:

                    (a) this  Agreement  is not being made or entered  into with the actual intent to hinder, delay, or defraud any entity or person, and the Borrower and Guarantors are solvent and are not bankrupt;

                    (b) this  Agreement  is not  intended by the parties to be a novation of the Loan Documents and, except as expressly modified herein, all terms, conditions, rights and obligations as set out in the Loan Documents are hereby reaffirmed and shall otherwise remain in full force and effect as originally written and agreed;

                    (c) no action or proceeding,  including, without limitation, a voluntary or involuntary petition for bankruptcy under any chapter of the Federal Bankruptcy Code, has been instituted or threatened by or against Borrower or Guarantors;

                    (d) the execution of this Agreement by Borrower and Guarantors and the performance by Borrower and Guarantors of their obligations hereunder will not violate or result in a breach or constitute a default under any agreements to which any of them is a party; and

                    (e) all  information  provided by Borrower and Guarantors to
               Bank prior to the date hereof, including, without limitation, all financial statements, balance sheets, and cash flow statements, was, at the date of delivery, and is, as of the date hereof, true and correct in all respects. Borrower and Guarantors recognize and acknowledge that Bank is entering into this Agreement based in part on the financial information provided to Bank by each of them and that the truth and correctness of that financial information is a material inducement to Bank in entering into this Agreement. During the term of this Agreement, Borrower and Guarantors agree to advise Bank promptly in writing of any and all new information, facts, or occurrences which would in any way materially supplement, contradict, or affect any financial statements, balance sheets, cash flow statements, or similar items furnished to Bank.

                    (f) This  Agreement and the Loan  Documents  constitute  the entire agreement among Bank, Guarantors and Borrower with respect to this matter.

                  11. Termination of this Agreement. This Agreement will terminate upon the expiration of the Forbearance Period unless terminated earlier by Bank, at Bank's sole option, upon written notice to Borrower and Guarantors of the occurrence of any of the following:

                    (a) Borrower and/or Guarantors file a petition for bankruptcy under any chapter of the Federal Bankruptcy Code or takes advantage of any other debtor relief law, or an involuntary petition for bankruptcy under any chapter of the Federal Bankruptcy Code is filed against Borrower and/or Guarantors, or any other judicial action is taken with respect to Borrower and/or Guarantors by any creditor;

                    (b) Bank discovers that any  representation or warranty made herein by Borrower or Guarantors was or is untrue, incorrect or misleading in any material respect;

                    (c)  any  lien,   claim  or   charge,   including,   without
               limitation, any mechanic's or materialman's lien, or any judgment, is filed against or with respect to the Property, whether or not naming Borrower as a defendant;

                    (d) an event of  default  occurs  under the Loan  Documents, other than the  defaults  known by Bank to exist as of this date;
               or

                    (e) Borrower or Guarantors  breach or default in performance of any covenant or agreement  contained  in this  Agreement.


                  12. Waiver of Claims. Borrower and Guarantors warrant and represent to Bank that the Notes are not subject to any credits, charges, claims, or rights of offset or deduction of any kind or character whatsoever; and Borrower and Guarantors release and discharge Bank from any and all claims and causes of action, whether known or unknown and whether now existing or hereafter arising, including without limitation, any usury claims, that have at any time been owned, or that are hereafter owned, in tort or in contract by Borrower or Guarantors and that arise out of any one or more circumstances or events that occurred prior to the date of this Agreement.

                  13. ARBITRATION. EXCEPT AS SET OUT BELOW, ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO INCLUDING BUT NOT LIMITED TO THOSE ARISING OUT OF OR RELATING TO THIS DOCUMENT OR ANY RELATED DOCUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT (COLLECTIVELY, "CLAIM"), SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW), THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OF J.A.M.S./ENDISPUTE OR ANY SUCCESSOR THEREOF ("J.A.M.S."), AND THE "SPECIAL RULES" SET FORTH BELOW. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. ANY PARTY TO THIS DOCUMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CLAIM IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION. THE INSTITUTION AND MAINTENANCE OF AN ACTION FOR ANY JUDICIAL RELIEF SHALL NOT CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE PLAINTIFF, TO SUBMIT THE CLAIM TO ARBITRATION IF ANY OTHER PARTY CONTESTS SUCH ACTION FOR JUDICIAL RELIEF.

                    (a) SPECIAL RULES. ANY ARBITRATION SHALL BE CONDUCTED IN THE
               COUNTY OF THE BORROWER'S DOMICILE AT THE TIME OF THE EXECUTION OF THIS DOCUMENT, OR IF THERE IS REAL OR PERSONAL PROPERTY COLLATERAL, IN THE COUNTY WHERE SUCH REAL OR PERSONAL PROPERTY IS LOCATED, AND ADMINISTERED BY J.A.M.S. WHO WILL APPOINT AN ARBITRATOR; IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL ARBITRATION HEARINGS WILL BE COMMENCED WITHIN 90 DAYS OF THE DEMAND FOR ARBITRATION; FURTHER, THE ARBITRATOR SHALL ONLY, UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTEND THE COMMENCEMENT OF SUCH HEARING FOR UP TO AN ADDITIONAL 60 DAYS. ANY DISPUTE CONCERNING THIS ARBITRATION PROVISION OR WHETHER A CLAIM IS ARBITRABLE SHALL BE DETERMINED BY THE ARBITRATOR. THE ARBITRATOR SHALL HAVE THE POWER TO AWARD LEGAL FEES PURSUANT TO THE TERMS OF THIS DOCUMENT.

                    (b) RESERVATION OF RIGHTS. NOTHING IN THIS ARBITRATION PROVISION SHALL BE DEEMED TO (I) LIMIT THE APPLICABILITY OF ANY OTHERWISE APPLICABLE STATUTES OF LIMITATION OR REPOSE AND ANY WAIVERS CONTAINED IN THIS DOCUMENT; OR (II) BE A WAIVER BY BANK OF THE PROTECTION AFFORDED TO IT BY 12 U.S.C. SEC. 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW; OR (III) LIMIT THE RIGHT OF ANY PARTY HERETO (A) TO EXERCISE SELF HELP REMEDIES SUCH AS (BUT NOT LIMITED TO) SETOFF, OR (B) TO FORECLOSE AGAINST OR SELL ANY REAL OR PERSONAL PROPERTY COLLATERAL, OR (C) TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY REMEDIES SUCH AS (BUT NOT LIMITED
               TO) INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER. ANY PARTY MAY EXERCISE SUCH SELF HELP RIGHTS, FORECLOSE OR SELL COLLATERAL OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS DOCUMENT. NONE OF THESE ACTIONS SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN ANY SUCH ACTION, TO ARBITRATE THE MERITS OF THE CLAIM OCCASIONING RESORT TO SUCH REMEDIES OR PROCEDURES.

                    (c) WAIVER OF CERTAIN DAMAGES.  THE PARTIES HERETO WAIVE ANY
               RIGHT OR REMEDY  EITHER  MAY HAVE  AGAINST  THE OTHER TO  RECOVER

               PUNITIVE OR EXEMPLARY DAMAGES ARISING OUT OF ANY CLAIM WHETHER THE CLAIM IS RESOLVED BY ARBITRATION OR BY JUDICIAL ACTION.

                    (d) WAIVER OF JURY TRIAL. BY AGREEING TO BINDING ARBITRATION, THE PARTIES HERETO KNOWINGLY, IRREVOCABLY, VOLUNTARILY, AND INTENTIONALLY WAIVE ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY CLAIM BETWEEN OR AMONG THE PARTIES HERETO. FURTHERMORE, WITHOUT INTENDING IN ANY WAY TO LIMIT THIS AGREEMENT TO ARBITRATE, TO THE EXTENT ANY SUCH CLAIM BETWEEN OR AMONG THE PARTIES HERETO IS NOT ARBITRATED, THE
               PARTIES HERETO KNOWINGLY, IRREVOCABLY, VOLUNTARILY, AND INTENTIONALLY WAIVE ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF SUCH CLAIM. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE PARTIES ENTERING INTO THIS DOCUMENT.

                    14. Miscellaneous.

                    (a) This Agreement may be executed in multiple counterparts, each of which shall constitute an original instrument, but all of which shall constitute one and the same agreement.

                    (b) Any future waiver, alteration, amendment or modification of any of the provisions of the Loan Documents or this Agreement shall not be valid or enforceable unless in writing and signed by all parties, it being expressly agreed that neither the Loan Documents, or this Agreement can be modified orally, by course of dealing or by implied agreement. Moreover, any delay by Bank in enforcing its rights after an event of default shall not be a release or waiver of the event of default and shall not be relied upon by the Borrower or Guarantors as a release or waiver of the default.

                    (c) This Agreement  shall be binding upon and shall inure to the benefit of the parties hereto, their heirs, executors, administrators, successors, legal representatives, and assigns.

                    (d) The headings of  paragraphs  in this  Agreement  are for convenience of reference only and shall not in any way affect the interpretation or construction of this Agreement.

                    (e) THIS AGREEMENT SHALL BE GOVERNED BY THE LAWS OF THE STATE OF TEXAS AND FEDERAL LAW, AS APPLICABLE.

                    (f) The  warranties  and  representations  of the parties in this Agreement shall survive the termination of this Agreement.

                    (g) The terms and conditions set forth in this Agreement are the product of joint draftsmanship by all parties, each being represented by counsel, and any ambiguities in this Agreement or any documentation prepared pursuant to or in connection with this Agreement shall not be construed against any of the parties because of draftsmanship.

                    (h) For purposes of this  Agreement and the Loan  Documents, the addresses for notice to Borrower, Guarantors, and Bank are as follows:

                                    BORROWER:

                                    The Leather Factory, Inc.
                                    3847 East Loop 820 South
                                    Fort Worth, Texas  76119
                                    ATTN:  Fred N. Howell

                                    GUARANTORS:

                                    The Leather Factory, Inc.
                                    3847 East Loop 820 South
                                    Fort Worth, Texas  76119
                                    ATTN: Fred N. Howell


                                    Roberts, Cushman & Co., Inc.
                                    119 West 24th Street, 10th Floor
                                    New York, New York  10011
                                    ATTN:  Fred N. Howell


                                    BANK:

                                    NationsBank of Texas, N.A.
                                    901 Main Street -- 11th Floor
                                    Dallas, Texas  75202
                                    ATTENTION:  Mark Henze

Notice shall be in writing, and shall be deemed to have been given (i) 72 hours after being sent by certified or registered mail, return receipt requested, postage prepaid and addressed as set forth above; or (ii) when personally delivered to a party or any other officer, partner, agent or employee of such party at the address set forth above. Rejection or other refusal to accept or inability to deliver because of a changed address of which no notice has been received shall also constitute service of notice. Borrower, Guarantors and Bank may change such address by sending written notice to the other in accordance with the foregoing; however, no written notice of change of address shall be effective until the date of receipt thereof. The parties hereto agree that any notice sent to the Borrower or Guarantors shall be deemed notice to all general partners in the event that the Borrower or Guarantors are general partnerships.

THIS AGREEMENT REPRESENTS THE FINAL AGREEMENT AMONG THE PARTIES WITH RESPECT TO THE SUBJECT MATTER HEREOF AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR ORAL OR WRITTEN, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS AMONG THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS AMONG THE PARTIES.

Executed on the date first set forth above.

                                         Borrower:

                                         The Leather Factory, Inc.
                                         a Delaware Corporation


                                         By: /s/ Fred N. Howell
                                         Printed Name: Fred N. Howell
                                         Title: Chief Financial Officer


                                         Guarantors:

                                         The Leather Factory, Inc.,
                                         a Texas Corporation

                                         By: /s/ Fred N. Howell
                                         Printed Name: Fred N. Howell
                                         Title: Chief Financial Officer


                                         Roberts, Cushman & Co., Inc.
                                         a New York Corporation

                                         By: /s/ Fred N. Howell
                                         Printed Name: Fred N. Howell
                                         Title:  Chief Financial Officer



                                         Bank:

                                         NationsBank of Texas, N.A.

                                         By: /s/ Mark L. Henze
                                         Printed Name:  Mark L. Henze
                                         Title: Vice president

                                  EXHIBIT 27.1