Form 10-Q/A
period 1997-09-30
LEATHER FACTORY INC
filed 1997-11-21
CIK 909724

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


                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                   THREE MONTHS                      NINE MONTHS

                                                               1997          1996                1997           1996
                                                            ------------  ------------       -------------- -------------

NET SALES                                                   $  6,353,582  $  7,015,834        $ 19,340,466  $ 21,527,857

COST OF SALES                                                  3,659,591     4,238,206          11,343,380    13,517,603
                                                            ------------  ------------       -------------- -------------

           Gross Profit                                       2,693,991      2,777,628           7,997,086     8,010,254

OPERATING EXPENSES                                            2,293,706      2,522,552           6,995,461     8,283,642
                                                            ------------  ------------       -------------- -------------

INCOME FROM OPERATIONS                                          400,285        255,076           1,001,625      (273,388)

OTHER (INCOME) EXPENSE:
    Interest expense                                            214,871        238,163             633,638       787,517
    Other, net                                                  (17,649)         1,363            (14,361)       (5,781)
                                                            ------------  ------------       -------------- -------------
           Total other (income) expense                         197,222        239,526             619,277       781,736
                                                            ------------  ------------       -------------- -------------

INCOME (LOSS)  BEFORE INCOME TAXES                              203,063         15,550             382,348    (1,055,124)

PROVISION (BENEFIT)  FOR INCOME TAXES                           110,624          1,159             238,236     (236,558)
                                                            ------------  ------------       -------------- -------------

NET INCOME (LOSS)                                            $   92,439   $     14,391       $     144,112  $  (818,566)

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