Form 10-K
period 1997-12-31
LEATHER FACTORY INC
filed 1998-03-27
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
Common Stock, par value $.0024                 American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,435,034 at March 18, 1998. At that date there were 9,853,161 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference in Part III of this report.

                                     PART I

Item I.  Business.

General Development of Business

     The Leather Factory, Inc. ("TLF" or the "Company") was incorporated under the laws of the State of Colorado in 1984 and reincorporated under the laws of the State of Delaware in June 1994. TLF is the successor to several entities that were parties to a merger transaction in July 1993. One of these entities involves a business that was incorporated pursuant to the laws of the State of Texas in 1980. The Company's principal offices are located at 3847 East Loop 820 South, Fort Worth, Texas 76119 and its phone number is 817/496-4414.

     Refinancing. On November 21, 1997, the Company entered into a Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"), according to which FINOVA agreed to provide a credit facility of up to $9,136,000 in senior debt (the "Senior Debt Facility"). The Senior Debt Facility has a two-year term and is secured by all of the assets of the Company as well as a pledge of 3,000,000 shares of the Company's common stock, par value $.0024 ("Common Stock"), collectively owned by two of the Company's executive officers. Simultaneously, the Company also issued at face value its $1,000,000 subordinated promissory note to The Schlinger Foundation (the "Subordinated Debenture"). The Subordinated Debenture also has a two-year maturity and is partially secured by a pledge of 2,666,666 shares of the Company's common stock owned by another executive officer.

     Proceeds of these financings were used to pay all amounts due and owing by the Company to NationsBank of Texas, N.A. ("NationsBank"). The Company's revolving line of credit and term loan facility with NationsBank in the principal amounts of $5,125,000 and $2,200,000, respectively, were satisfied in their entirety. The Company had been in continuing default under the terms of its financing arrangements with NationsBank since June 30, 1996 and had operated pursuant to the provisions of certain forbearance agreements by and between the Company and NationsBank since that date. The default involved the Company's violation of covenants dealing solely with the failure to meet certain prescribed financial ratios. The Company at no time failed to make a payment of principal or interest on its indebtedness to NationsBank.

     The Company used the remaining proceeds to pay financing costs. The Company is currently in compliance with all covenants and conditions contained in the Senior Debt Facility and the Subordinated Debenture and has no reason to believe that it will not continue to operate in compliance with the provisions of these financing arrangements. The principal terms and conditions of the Senior Debt Facility and the Subordinated Debenture are described below, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Capital Resources and Liquidity" and Note 3 to the Consolidated Financial Statements.

     Improved Operating Results. The Company significantly improved its results from operations during the current year. Net income improved from a loss of $989,768 for the year ended December 31, 1996, to net income of $70,292 for the 1997 year. In its plan to return to profitability, the Company focused its attention during 1997 on improving gross profit margins and lowering operating expenses. Gross profit as a percentage of sales increased from 37.4% for the year ended December 31, 1996 to 41.6% for the current year. Operating costs as a percentage of sales fell 1.6 percentage points or $1,503,686 in actual dollar terms during the 1997 year compared to 1996, due to cost control measures instituted by management during the latter part of 1996 and in the current year. Some of the gross profit increases and operating expense reductions came at the expense of lower sales, which decreased $2,854,516 or 10.1% during the year ended December 31, 1997 from the amounts generated in 1996. See also "Management's Discussion and Analysis of Financial Conditions and Results of Operations - General; - Costs, Gross Profit, and Expenses; and - Capital Resources and Liquidity."

     Opening of New Sales/Distribution Units and Acquisitions. In a departure from the last several years, due to the financial constraints involved with operating under forbearance arrangements with NationsBank, as well as management's focus on improving the results of existing operations, the Company did not close an acquisition or open a new location during the year ended December 31, 1997. Subject to remaining in compliance with the provisions of the Senior Debt Facility and the Subordinated Debenture, and management's desire to achieve even greater improvements in existing operations, the Company will resume its expansion plans. See also "-Expansion and Acquisition Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations - General; - Capital Resources and Liquidity."

     New Computer System. The Company installed a new computer system in its central warehouse and largest sales/distribution unit. This new system has also been installed in the Company's accounting department. The Company is in the process of implementing the new system to achieve point-of-sale and perpetual inventory capabilities as well as to obtain certain sales and financial information more rapidly. Once the system is fully operational in the Company's central locations in Fort Worth, Texas, the new computer system will be installed and implemented in phases in the Company's other sales/distribution units.

Narrative Description of Business

     Background. TLF operates in one industry segment as an international wholesale manufacturer and distributor of a broad product line which includes leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself kits. The Company, through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in New York, New York, produces a related product line involving hat trims, the decorative piece of material that adorns the outside of a hat, and small finished leather goods such as cigar cases, wallets and western accessories. The Company frequently introduces new products either through its own manufacturing capability or through purchasing from vendors. The Company holds a substantial number of copyrights for its designs. These designs have been incorporated throughout the Company's product line as a means of increasing its competitive advantage.

     The Company's customer base is comprised of over 40,000 customers including retailers, wholesalers, assemblers, distributors, and other manufacturers dispersed geographically throughout the world. The majority of the Company's customers are wholesalers. TLF sells inventory ranging from raw materials to finished goods.

     The Company manufactures some of its own products, but also purchases products from other manufacturers and distributors in fourteen countries. The Company has light manufacturing facilities in Fort Worth, Texas, where it produces items such as suede lace, garment fringe, leathercraft and craft-related kits, and in New York, New York, where, through its Cushman subsidiary, it produces hat trims and small finished leather goods, as noted above.

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

     Corporate History. The Company is the successor to certain entities that were parties to a series of transactions including a merger in July 1993 which involved The Leather Factory, Inc., a Texas corporation ("TLF-Texas"), and National Transfer & Register Corp. ("National"), a Colorado corporation, which had no operations and whose capital stock had no active trading market prior to the merger. The surviving entity changed its name to The Leather Factory, Inc. and its business became that conducted by TLF-Texas. National was incorporated under the laws of Colorado in 1984 and conducted business as a stock transfer agency from January 1985 to April 1993. In June of 1993, the principal officers and directors of TLF-Texas, Wray Thompson, Ronald C. Morgan and Robin L. Morgan, acquired shares of National Common Stock and were elected to National's Board of Directors.

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

     TLF-Texas was initially incorporated under the laws of Texas in 1980 with the name Midas Leathercraft Tool Company ("Midas"). Originally, the business of Midas involved the distribution of certain leathercraft tools. After the reverse merger transaction with National, the Company in June of 1994 reincorporated in Delaware. As part of its strategy to develop a multi-location chain of wholesale units the Company has made numerous acquisitions since its incorporation, including the purchase of six wholesale units from Brown Group, Inc., a major footwear retailer. The Company has also acquired several businesses located throughout the United States that distribute shoe-related supplies to the shoe repair and shoe store industry. In addition, the Company purchased Cushman in 1995, a leading producer of hat trims. In March of 1996, the Company acquired all of the issued and outstanding capital stock of its Canadian distributor, The Leather Factory of Canada.

     Business Concept. Wray Thompson and Ronald C. Morgan, the Company's founders, conceived "The Leather Factory Concept." This concept includes the geographical location and type of space rented for the Company's sales/distribution units, the size and configuration of the units, the number of items comprising the merchandise line, the utilization of direct mail, including the use of an annual full-line catalog, and the application of rapid delivery to customers.

     The Company's 22 sales/distribution units combine the economies of scale of warehouse locations with the marketing efficiencies that can be achieved through direct mail. Walk-in traffic and mail order customers are served in the same location. The type of premises utilized for the sales/distribution unit locations is generally light industrial office/warehouse space in proximity to a major freeway or with relatively easy access thereto. This kind of location typically provides lower rental expense compared to other more retail oriented locations. The size and configuration of the sales/distribution units are carefully planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner. Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades of leather and leather goods. The Company maintains higher inventory levels of certain imported items to assure itself of a continuous allotment due to the length of time required for delivery of these items.

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

     The Company attempts to maintain the number of stock-keeping units ("SKU's") in the primary Leather Factory line of merchandise at the optimum number of items necessary to balance the maintaining of the proper stock to minimize stock-out situations with the carrying costs involved with such an inventory level. The number of SKU's has been refined over the years due to the introduction of new products as well as the discontinuing of items from the product line. The Company now maintains 2,357 items in The Leather Factory line of merchandise, and the product line sold to shoe repair shops and shoe stores increases the number in the Company's overall product line to approximately 4,000 SKU's.

     Expansion and Acquisition Strategy. In past years the Company has made several acquisitions and opened new sales/distribution units. The acquisition strategy involved: (a) the purchase of businesses selling a related product line to which The Leather Factory line of merchandise and Concept could be added; and
(b) the purchase of related businesses. The results of these activities have been mixed principally due to the impact upon the Company of negative market forces, which affected the integration and results of these companies acquired or new locations instituted, as well as due to a protracted labor dispute at the Cushman facility. Market conditions have been challenging in the areas of the western and craft industries served by the Company for some time. For example, conditions in the western industry peaked in 1994 and the trends have been generally negative in that industry since that time. These trends, coupled with the labor dispute at Cushman which was resolved in 1996, have affected the sales and profitability of the Company's Cushman acquisition. The Company's acquisition of businesses involved in the distribution of shoe care and repair supplies have been only marginally profitable because of competitive pressures.

     In 1997, management focused on stabilizing operations and obtaining long-term financing, and no acquisitions were made. Subject to obtaining the necessary financing and the demands of existing operations, the Company currently plans to resume its expansion by: (i) adding one to two sales/distribution units per year; and (ii) acquiring companies in related areas/markets which offer synergistic aspects based on the locations and/or product lines of the businesses.

     It is anticipated that the Company would not acquire a business that sells shoe care and repair supplies as a means of gaining a new Leather Factory location as it has several times in the past. The Company has determined that it is better to open new locations than to purchase these existing shoe-related businesses. The opening of a new location requires approximately $100,000 in inventory and $25,000 in fixtures, plus the investment in accounts receivable during the initial phase of a new unit. Management believes that new locations can be financed internally.

     The financing of acquisitions is dependent upon the Company's working capital line of credit with FINOVA and subject to the size of the acquisition, will require the Company to seek additional financing. Management can give no assurances as to its ability to obtain such financing.

     Products/Customers. The Company's core business consists of manufacturing, importing and distributing leather, traditional leathercraft materials (do-it-yourself kits, stamping sets, and leatherworking tools), craft-related items (leather lace, beads, and wearable art accessories), hardware, metal garment accessories (belt buckles, belt buckle designs, and conchos), fancy hat trims in braids, leather, and woven fabrics, shoe care and repair supplies, leather finishes, and small finished leather goods. The Company's manufacturing operations are in Fort Worth, Texas and New York, New York at Cushman. The products manufactured in Fort Worth generally involve cutting leather into various shapes and patterns using metal dies ("clicking"), fabrication, assembly, and packaging/repackaging tasks. The manufacturing operation in Fort Worth makes items primarily for wholesale distribution using the Company's sales/distribution units or for drop-shipment directly to customers through the central warehouse. The Cushman facility manufactures hat trims and small finished leather goods. Hat trims are sold to hat manufacturers and distributors directly. Small finished leather goods are sold to various distributors and retailers through attendance at trade shows and the use of sales representatives.

     The customer groups served include wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. No single customer's sales comprise more than 10% of the Company's total sales. Approximately 4% of the Company's sales are export sales.

     Competition. The Company competes in four highly fragmented markets which include leathercraft, leather accessories, retail craft, and shoe care and repair supplies. Management believes that the Company encounters competition in connection with certain product lines and in certain areas from different companies, but has no direct competition affecting the entire product line. The Company is larger than most of its direct competitors. The fragmented nature of these markets is the primary reason for the lack of broad-based competition.

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

     Suppliers. The Company currently purchases merchandise and raw materials from approximately 200 vendors dispersed throughout the United States as well as in fourteen foreign countries. In fiscal year 1997, the Company's ten largest vendors accounted for approximately 53% of its total purchases. Management believes that its relationships with suppliers are strong and does not anticipate any material changes in these supplier relationships in the future. Due to the number of alternative sources of supply, the loss of any or all of these principal suppliers would not have a material impact on the operations of the Company.

     Patents and Copyrights. The Company presently owns 130 copyrights covering 238 registered works with one work pending, seven trademarks covering seven names with one trademark application pending, and two patents covering three products. Registered trademarks include a federal trade name registration on The Leather Factory. The trademarks expire at various times starting in 2002 and ending in 2007, but can be renewed indefinitely. Most copyrights granted or pending are on metal products, such as conchos, belt buckles, etc., and instruction books. The expiration period for the copyrights begins in 2062 and ends in 2071. The Company has patents on two belt buckles and certain leather-working equipment known as the "Speedy Embosser." The patents expire in 2011. Management considers these intangibles to be valuable assets and defends them as necessary.

     Compliance With Environmental Laws. Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect upon capital expenditures, earnings or the competitive position of the Company.

     Employees. As of December 31, 1997, the Company employed 214 people, with 206 on a full time basis. The Company is not a party to any collective bargaining agreement. Eligible employees participate in The Leather Factory, Inc. Employees' Stock Ownership Plan and Trust ("ESOP"). As of December 31, 1997, 169 employees and former employees were participants in or beneficiaries of the ESOP. The Company has the option of contributing up to 15% of eligible employees' compensation into the ESOP. Net contributions for 1997, 1996 and 1995 were 1.2%, .8%, and .8% respectively of eligible compensation. These contributions are used to purchase shares of Common Stock.

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

Item 2.   Properties.

     The Company leases all its premises. The Company sold its only owned location on December 15, 1997. This property, which was a 13,287 square foot office/warehouse building located on a 16,550 square foot site in Tampa, Florida, was pledged as collateral under the Company's Senior Debt Facility with FINOVA. A portion of the indebtedness to FINOVA, in the principal amount of $236,000, was paid from the net proceeds received upon the sale.

     Detailed below are the lease terms for the Company's locations. The general character of each location is light industrial office/warehouse space, except for the New York City premises which is standard light industrial loft space in a multi-story building. The Company believes that all of its properties are adequately covered by insurance.



      Location Name              Total Space (Sq. Ft.)     Minimum Annual Rent *     Lease Expiration
      -------------              ---------------------     -------------------       ----------------


      Chattanooga, TN                   9,040                 $    40,704              May 1999
      Denver, CO                       12,000                      39,000              October 1999
      Harrisburg, PA                    6,850                      36,665              March 2002
      Fort Worth, TX                   61,000                     238,835              March 2003
      Fresno, CA                        5,600                      41,807              March 2002
      Des Moines, IA                    4,000                      30,718              April 1999
      Phoenix, AZ                       4,500                      25,679              March 2001
      Springfield, MO                   6,000                      20,400              July 1998
      Spokane, WA                       5,400                      20,400              February 1999
      Albuquerque, NM                   5,000                      27,600              October 1998
      Salt Lake City, UT                4,000                      25,584              September 1999
      Baldwin Park, CA                  7,800                      52,200              March 2000
      Tampa, FL                         5,238                      37,604              January 2003
      San Antonio, TX                   5,600                      40,320              October 2001
      Columbus, OH                      6,000                      38,270              October 2000
      El Paso, TX                       9,600                      44,122              July 1998
      Oakland, CA                       8,000                      57,304              December 2003
      Grand Rapids, MI                  8,000                      33,951              March 1999
      Wichita, KS                      14,000                      33,600              May 1999
      New York, NY                     12,000                      94,080              September 1998
      New Orleans, LA                   5,130                      21,600              August 2000
      Charlotte, NC                     6,202                      24,188              February 2001
      Winnipeg, Canada                  5,712                      28,085**            November 2002
                                     --------                 -----------
      Totals                          216,672                 $ 1,052,716
                                     ========                 ===========




     * Represents the average minimum annual rent over the balance of the unexpired lease term.
     ** As converted into U.S. dollars.

     The Company's Fort Worth location includes the Fort Worth sales/distribution unit, the Company's central warehouse, the light manufacturing facility, and the sales and administrative/executive offices. The Company also leases a 624 square foot showroom in the Denver Merchandise Mart for $10,920 per year. This lease will expire in October 1998.

Item 3.   Legal Proceedings.

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

     According to the terms of its contractual indemnification obligations, STC has defended this litigation at its expense. On September 21, 1995, STC filed Defendants' Motion to Alter or Amend Judgment (the "Motion"). The Plaintiffs filed a response to this Motion on October 4, 1995, and said Motion remains pending. In addition to the Motion, STC has made a settlement offer. STC has informed the Company if the case does not settle, and the Motion is denied, then STC intends to appeal the Judgment and to post either a supersedeas bond or cash to avoid collection of the Judgment while the appeal is pending. As of March 1998, no action has been taken by the trial judge relative to the Motion. Pursuant to the Indemnification Agreement between STC and the Company dated October 17, 1994, the Company believes it will not suffer any loss due to the action described here and above.

     The Company has litigation in the ordinary course of its business. Other than described above, the Company is not a party to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock of the Company is traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

         Quarter Ended                     High                        Low


         March 31, 1996                   $2.6875                     $1.7500
         June 30, 1996                     2.1250                      1.7500
         September 30, 1996                1.9375                      1.4375
         December 31, 1996                 1.4375                      0.8125


         March 31, 1997                    1.0000                      0.5625
         June 30, 1997                     0.8125                      0.5000
         September 30, 1997                0.8750                      0.5625
         December 31, 1997                 0.8125                      0.5000
----------
    There were approximately 585 stockholders of record on March 18, 1998.

         There have been no cash dividends paid on the shares of the Company's Common Stock and currently dividends cannot be declared or paid without the prior written consent of FINOVA Capital Corporation, the Company's senior lender. The Board of Directors has historically followed a policy of reinvesting the earnings of the Company in the expansion of its business. This policy is subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

Item 6.  Selected Financial Data.

    The selected financial data presented below are derived from and should be read in conjunction with the Company's Consolidated Financial Statements and related notes. This information should also be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."



Years Ended December 31
---------------------------
Income Statement Data
                                       ---------------------------------------------------------------------------------------------
                                            1997               1996               1995               1994                1993
                                       ---------------    ----------------   ----------------   ----------------    ----------------

Net sales                                 $25,399,116         $28,253,632        $31,447,849        $28,081,272         $24,371,082
Cost of sales                              14,844,376          17,689,973         18,446,378         15,870,603          13,555,345
                                       ---------------    ----------------   ----------------   ----------------    ----------------
     Gross profit                          10,554,740          10,563,659         13,001,471         12,210,669          10,815,737

Operating expenses                          9,365,673          10,869,359         10,363,159          9,573,495           8,631,600
                                       ---------------    ----------------   ----------------   ----------------    ----------------
Operating income (loss)                     1,189,067           (305,700)          2,638,312          2,637,174           2,184,137

Other (income) expense                        887,543           1,000,604            678,264            142,830             149,955
                                       ---------------    ----------------   ----------------   ----------------    ----------------

Income (loss)
     before income taxes                      301,524         (1,306,304)          1,960,048          2,494,344           2,034,182
Income tax provision (benefit)                231,232           (316,536)            786,744            990,197             875,362*
                                       ---------------    ----------------   ----------------   ----------------    ----------------

Net income (loss)                              70,292           (989,768)          1,173,304          1,504,147           1,158,820*
                                       ===============    ================   ================   ================    ================

Earnings (loss) per share**                       .01               (.10)                .12                .15                 .13*
                                       ===============    ================   ================   ================    ================

Earnings (loss) per share--
  assuming dilution**                             .01               (.10)                .12                .15                 .13*
                                       ===============    ================   ================   ================    ================

Weighted average common
shares outstanding for:

   Basic EPS                                9,789,358           9,788,530          9,789,468          9,783,387           8,801,422
                                       ===============    ================   ================   ================    ================

   Diluted EPS                              9,791,565           9,788,530          9,789,468          9,783,387           9,035,568
                                       ===============    ================   ================   ================    ================

Balance Sheet Data
                                       ---------------------------------------------------------------------------------------------
                                             1997               1996               1995               1994                1993
                                       ---------------    ----------------   ----------------   ----------------    ----------------

Total Assets                              $17,024,549         $18,264,547        $19,333,376        $18,468,806          $9,555,881
                                       ---------------    ----------------   ----------------   ----------------    ----------------

Notes payable and current
    maturities of long term debt            4,650,742           8,549,366          1,296,359            194,311             216,572
                                       ---------------    ----------------   ----------------   ----------------    ----------------

Notes payable and long-term
    debt, net of current maturities         2,602,728              17,378          6,566,809          7,325,432           1,189,856
                                       ---------------    ----------------   ----------------   ----------------    ----------------

Total Stockholders' Equity                  8,132,646           8,022,937          9,282,305          8,217,781           5,502,452
                                       ===============    ================   ================   ================    ================


* Includes charge of $98,772 or $0.01 per share reflecting cumulative effect on prior years of a change in accounting method for income taxes (SFAS 109).

** The earnings (loss) per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Such restatement did not change previously reported amounts. See notes 2 and 8 to the consolidated financial statements for further discussion of earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Leather Factory, Inc. ("TLF" or the "Company") is an international manufacturer and wholesale distributor of a broad product line which includes leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself kits. The Company, through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in New York, New York, produces hat trims, the decorative piece of material that adorns the outside of a hat, and small finished leather goods and accessories.

     The Company principally promotes its products through the use of targeted direct mail advertising. Proprietary mailing lists by customer groups are maintained by the Company. These valuable mailing lists have been generated internally and have never been sold to third parties. The sales from direct mailings are serviced by the Company's 21 sales/distribution units located in 17 states and one in Canada. These locations offer one-stop shopping and are placed geographically to ensure rapid delivery to the customer.

     In addition to marketing capability, the Company performs light manufacturing as well as packaging tasks in its manufacturing facilities located in Fort Worth, Texas and New York, New York. If the Company cannot manufacture an item on a cost effective basis, the product will be located and purchased from virtually anywhere in the world. The Company currently procures goods in 14 countries around the world.

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

Results of Operations

                                         Income Statement Comparison

     The following table sets forth, for the fiscal years indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:



                                                            1997               1996               1995
                                                  ---------------     --------------     --------------
        Net Sales                                          100.0%            100.0%              100.0%

        Cost of sales                                       58.4              62.6                58.7
                                                  ---------------     --------------     --------------
        Gross profit                                        41.6              37.4                41.3

        Operating expenses                                  36.9              38.5                33.0
                                                  ---------------     --------------     --------------
        Income (loss) from operations                       4.7               (1.1)                8.3

        Other (income) expense, net                         3.5                3.5                 2.1
                                                  ---------------     --------------     --------------
        Income (loss) before
          income taxes                                      1.2               (4.6)                6.2

        Provision (benefit) for income tax                  0.9               (1.1)                2.5
                                                  ---------------     --------------     --------------
        Net income (loss)                                   0.3%              (3.5)%               3.7%
                                                  ===============     ==============     ==============


                        Analysis of 1997 Compared to 1996

Revenues

     The Company's net sales decreased by 10.1% to $25,399,116 during 1997 from $28,253,632 in 1996. This sales decline was a result of the negative forces at the retail level that existed in some of the Company's markets as well as the Company's plan to achieve greater margins through higher prices which led to a lower volume of sales. The Company experienced reduced revenues of $1,507,140 in sales of western or southwestern related products and $983,399 in sales to the retail craft industry.

     With the bankruptcy and reorganization of another craft retailer during 1997, Old America Stores (Ben Franklin filed for bankruptcy protection in 1996), as well as the retrenchment by other retailers, the Company experienced another year of reduced sales to the retail craft market. The Company's attempts in cost cutting may have also contributed to decreased sales to the retail craft industry. For instance, in late 1996, the Company terminated its relationships with many of the sales representative organizations that provided sales and customer support to the retail craft industry. The Company assumed these responsibilities directly and saved approximately $170,000 in commissions during 1997. This was certainly at the expense of some amount of sales although it is difficult to quantify since many large craft retailers prefer to deal directly with the Company anyway.

     Similar market conditions existed for the Company in its product lines that were western-related. Sales by retailers of western apparel and accessories have generally been in decline since 1994. This negatively impacted the Company's sales of its products to these retailers as well as its sales to other western apparel and accessory manufacturers. For example, Cushman manufactured and sold fewer hat trims in part because fewer western hats were being sold.

     In addition to sales declines due to negative external forces, the Company initiated and implemented certain strategies during the year that resulted in lower sales. Prices in lower margin product lines were selectively increased and certain products were eliminated from these lines. For example, the Company's line of products relating to shoe care and repair was reduced by more than one-half during the year. Also, less focus was placed on sales involving high volume but low margins such as sales of bulk leather. These merchandising and pricing strategies contributed to the sales decline by approximately $950,000. This decline was partially offset by increases generated in the Company's growing line of finished leather accessories and an increase in export sales. Finished leather accessory sales and export sales made up 2% and 4%, respectively of the Company's sales during 1997 and increased at the rates of 182.8% and 15%, respectively. These increases in leather accessory and export sales reflect efforts of the Company to introduce new products and seek out new opportunities to sell its existing product lines.

     Management believes that the financial and operational aspects of the business have stabilized and new attention can be directed to increasing sales in 1998. Market research has been conducted by the Company in order to determine how to better serve some of its core customer groups, and during 1998 the Company intends to focus on some of the ideas drawn from this research. The Company will also continue to exploit initiatives which were begun in 1997 that have required some time to be fully implemented, such as the offering of the Company's products in the official Boy Scout catalog.

     The sales of the Company are not seasonal. Sales were down approximately 10% in the fourth quarter of 1997 from the same period in 1996 and were down rather uniformly throughout the year. It is clear that the Company is in a protracted down cycle in the craft and western markets. The majority of the Company's management team has experienced similar downturns twice before in their careers. Through new product introduction and attentiveness to customer needs and desires, the Company plans to offset any further losses in sales and position itself to take full advantage of opportunities as conditions in these markets improve.

Costs, Gross Profit, and Expenses

     Cost of sales as a percentage of revenue was 58.4% for 1997 as compared to 62.6% for 1996. The difference in the relative cost of sales percentage was principally attributable to: (i) a change in sales mix, in that the percentage of the Company's sales reflecting relative lower costs of sales increased; (ii) management's plan to raise prices and selectively eliminate lower margin items from the Company's product lines; and (iii) direct labor costs that were eliminated due to planned personnel reductions and the settlement of the labor dispute at Cushman in October of 1996.

     A lower relative cost of sales percentage meant that gross profit as a percentage of sales was higher for the year ended December 31, 1997 compared to 1996. Gross profit as a percentage of sales increased 4.2 percentage points to 41.6% in 1997 from 37.4% in 1996. Due to the factors mentioned above relative to cost of sales, the Company generated almost the same amount of gross profit in dollars on $25,399,116 in sales during the year ended December 31, 1997 as it did on $28,253,632 in sales during 1996.

     Operating expenses decreased $1,503,686 or 13.8% to $9,365,673 during 1997 from $10,869,359 in 1996. This decrease in operating expenses was the net result of cost control measures instituted by management.

     The specific reductions in operating expenses involved several factors, including the following significant elements: (i) reduced payroll, payroll tax and payroll related expenses of approximately $500,000 due to a substantially lower average number of employees during 1997 compared to 1996; (ii) a small bad debt recovery was recorded during 1997 as opposed to $229,000 of expense for 1996, principally due to $120,665 in bad debt expense because of a significant customer declaring Chapter 11 bankruptcy during 1996; (iii) a net reduction in commission expense of $151,183 occurred in 1997, due primarily to the elimination of sales representatives in the retail craft market partially offset by an increase of $19,052 in commissions paid at Cushman attributable to the Company's line of finished leather goods; (iv) $140,772 less amortization expense was recorded in 1997 as opposed to 1996, principally because of the write down of certain purchased goodwill during 1996; and (iv) reductions of $50,000 or more in each of advertising, corporate fees and shareholders relations, freight, insurance, supplies, travel, and marketing samples. These decreases in operating expenses were partially offset by increased professional expenses incurred by the Company in initial efforts to obtain new financing during 1997.

Other (Income) Expense

     Other expenses were $887,543 for the year ended December 31, 1997 compared to $1,000,604 during the same period in 1996. The difference between the two years involved decreased interest expense. The difference in the dollar amount of interest expense was principally due to the write-off in 1996 of the commitment and facility fees attributable to the acquisition commitments that expired in July 1996. The interest expense that the Company could have saved during 1997 from decreased levels of debt compared to the previous year, was offset by increased interest rates and the forbearance fees charged by NationsBank. Due to the Company's continuing default under certain covenants contained in the NationsBank debt facility, the rate of interest charged by NationsBank increased from an average of the Prime Rate or less during the prior fiscal year to the Prime Rate plus 2% on average for 1997.

Provision (Benefit) for Income Taxes

     The provision for federal and state income taxes was 77% of 1997 income before taxes due to certain non-deductible expenses totaling $235,000, principally comprised of the amortization of goodwill. Taking this into account the Company's effective tax rate materially approximates the Company's historical rate for combined federal and state income taxes of about 40%.

Net Income

     The Company recorded net income of $70,292 for 1997 as compared to reporting a net loss of $989,768 during 1996. The change in results was primarily due to the factors noted above regarding sales, cost of goods sold, operating expenses and other (income) expense.


                        Analysis of 1996 Compared to 1995

Revenues

     The Company's net sales decreased by 10.2% to $28,253,632 during 1996 from $31,447,849 in 1995. The 10.2% decrease in revenues was primarily comprised of two pieces. Reduced sales to the retail craft industry comprised 7.7% and reduced sales at Cushman comprised 2.7%. The Company's sales to the retail craft industry and its sales at Cushman during 1996 were negatively impacted by challenging retail environments in the craft and western markets.

Costs, Gross Profit, and Expenses

     Cost of sales as a percentage of revenue was 62.6% for 1996 as compared to 58.7% for 1995. The difference in the relative cost of sales percentage was principally attributable to a change in sales mix, price competition in a very competitive market environment and direct labor costs associated with the labor dispute at Cushman.

     Operating expenses increased $506,200 or 4.9% to $10,869,359 during 1996 from $10,363,159 during 1995. The increase in operating expenses between the two periods was due to various factors, including (i) an increase in bad debt expense of $120,665 because of a significant customer declaring Chapter 11 bankruptcy, (ii) expenses associated with two new locations, (iii) write down of certain purchased goodwill due to its impairment, (iv) increased advertising expense to generate new sales and (v) an increase in operating expenses at Cushman, some of which were related to previous labor problems. These increases in operating expenses were partially offset by lower discretionary bonuses and commissions.

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

Capital Resources and Liquidity

     The primary sources of liquidity and capital resources during 1997 were borrowings on the Company's credit facility with NationsBank, the Senior Debt Facility with FINOVA and the Subordinated Debenture with Schlinger, and cash flows provided by operating activities.

     While having a negative impact on sales, the Company's focus in 1997 on improving gross profit margins and reducing operating expenses was effective as indicated by the strong cash flows from operations in the amount of $1,605,305. The use of cash flows from operations to pay down debt is reflected in the improvement of the Company's debt to equity ratio from 1.07 at December 31, 1996 to 0.89 at December 31, 1997.

     Some of this improvement in cash flow resulted from the Company's ability to reduce its investment in accounts receivable and inventory given the reduced level of sales. Accounts receivable decreased to $1,865,276 and inventory decreased to $7,279,702 at December 31, 1997 from $1,947,698 and $7,737,320, respectively, at December 31, 1996. The aging of accounts receivable has not deteriorated and is indicative of managements' continued tight credit and collection policies which have also contributed to the negative trend in sales noted above.

     Even at the reduced level, inventory only turned 1.98 times during 1997, which is below the 1996 ratio of 2.26 times. This decrease in the turn rate indicates that further reductions in inventory are still needed as of December 31, 1997 for the current level of sales. Management anticipates the implementation of new information systems will assist in monitoring of inventory levels in 1998.

     The refinancing of the Company's debt on a long-term basis (as discussed in Item 1 and Note 3 to the Consolidated Financial Statements) improved the Company's financial position substantially. For example, the Company's monthly debt service requirements are approximately $30,000 less than under the Company's prior arrangements. As discussed in Note 3, the revolving credit portion of the Senior Debt Facility ($4,030,519 at December 31, 1997) is shown as current because of an accounting requirement when the revolving credit agreement contains both a subjective acceleration clause and a requirement for an arrangement whereby cash collections directly reduce the debt outstanding. Management does not believe that any such acceleration will occur and absent such required classification, the Company's current ratio would have been 4.86 at December 31, 1997 compared to 1.13 at the end of 1996.

     The Senior Debt Facility is now comprised of a revolving credit facility ("Revolving Credit Loan") and two term notes. The revolving portion is based upon the level of the Company's accounts receivable and inventory. At December 31, 1997, the Company had additional availability on the revolving credit facility of approximately $377,000. As the Company's sales and operations expand requiring larger investments in accounts receivable and inventory, the Company could have almost $3,000,000 in additional funds available under the Revolving Credit Loan.

     The largest use of cash beyond debt payments in 1997 was for capital expenditures. Cash used for capital expenditures totaled $239,578 and $208,537 for the years ended December 31, 1997 and 1996, respectively. The 1997 expenditures principally relate to the new computer system presently being installed and implemented, with the 1996 amounts relating to: (i) new equipment acquired to open the Charlotte, NC sales/distribution unit; (ii) new equipment for the Fort Worth manufacturing facility; and (iii) the purchase of various equipment, office furniture and fixtures. The Company received proceeds of $257,306 in 1997 from the sale of the Company's land and building located in Tampa, Florida. The Company now leases the site for its sales/distribution unit in Tampa, Florida.

     The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of new sales/distribution units. In 1998, the funding for the opening of new units is expected to be provided by operating leases, cash flows from operating activities, and the Company's Revolving Credit Loan with FINOVA.

     The Company's new financings with both FINOVA and Schlinger mature on December 1, 1999 and management intends to pursue negotiations with FINOVA and other potential lenders in late 1998 and early 1999 to extend or replace the maturing notes. Management believes it will be able to secure the required financing prior to the maturity of these loans. However, in the event of a future material adverse change in the Company's operations, FINOVA could accelerate their debt or otherwise determine not to renew the notes. In such a circumstance, the Company would pursue other sources of financing. If other financing could not be secured, the Company could experience a material adverse impact.

     Management perceives opportunities to acquire related business in the marketplace due to the fragmented nature of the markets in which the Company conducts business as well as due to the competitive conditions of these markets. The Company's present financing arrangements will not be sufficient to make these acquisitions and if any acquisitions are to be consummated, the Company will be required to obtain additional debt or equity financing. Any new financings will require the consent of FINOVA. The Company can provide no assurance that these acquisitions can be made on terms acceptable to the Company or that the needed financings to enter into these transactions can be obtained.

Year 2000 Issue

     The Company has developed a plan to modify its information technology to be ready for the year 2000 and has begun converting critical data processing systems. At December 31, 1997, the majority of systems had been converted with total cost to date of less than $100,000. The Company does not expect this project to have a significant effect on operations nor any material remaining costs to be incurred.

Cautionary Statement

     The disclosures under "-Results of Operations"; "-Capital Resources and Liquidity"; "Year 2000 Issue" and in the Notes to Consolidated Financial Statements as provided elsewhere herein contain forward-looking statements and projections of management. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, and possible negative trends in the craft and western retail markets, customer acceptance of existing and new products, or otherwise, pricing pressures due to competitive industry conditions, increases in prices for leather, which is a world-wide commodity, which for some reason, may not be passed on to the customers of the Company's products, change in tax rates, change in interest rates, change in the commercial banking environment, problems with the importation of the products which the Company buys in 14 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by said countries of Most Favored Nation status with the United States of America, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.


Item 8.  Financial Statements and Supplementary Data.

     The Financial Statements and Financial Statement Schedule are filed as a part of this report. See page 17, Index to Consolidated Financial Statements.


Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.


         None.

                            THE LEATHER FACTORY, INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated Balance Sheets at December 31, 1997 and 1996.................................................18

Consolidated Statements of Income For the Years Ended December 31, 1997, 1996 and 1995....................19

Consolidated Statements of Cash Flows For the Years Ended December 31, 1997, 1996 and 1995................20

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1997, 1996 and 1995......21

Notes to Consolidated Financial Statements................................................................22-31

Financial Statement Schedules for the years ended December 31, 1997 and 1996:

     II -- Valuation and Qualifying Accounts and Reserves.................................................32

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

Reports of Independent Auditors...........................................................................33-34




                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 AND 1996


                                                                             1997                 1996
                                                                        --------------       --------------
                                ASSETS
CURRENT ASSETS:
     Cash                                                               $      70,496        $     488,192
     Cash restricted for payment on revolving credit facility                 319,133                    -
     Accounts receivable-trade, net of allowance for
         doubtful accounts of $28,000 and $54,000
          in 1997 and 1996, respectively                                    1,865,276            1,947,698
     Inventory                                                              7,279,702            7,737,320
     Prepaid income taxes                                                     285,970              538,458
     Deferred income taxes                                                    109,411              126,955
     Other current assets                                                     385,199              542,809
                                                                        --------------       --------------
                           Total current assets                            10,315,187           11,381,432
                                                                        --------------       --------------

PROPERTY AND EQUIPMENT, at cost                                             2,534,839            2,672,253
  Less: accumulated depreciation and amortization                          (1,505,098)          (1,273,609)
                                                                        --------------       --------------
                           Property and equipment, net                      1,029,741            1,398,644

GOODWILL and other, net of accumulated amortization of
     $878,000 and $660,000 in 1997 and 1996, respectively                   5,679,621            5,484,471
                                                                        --------------       --------------
                                                                        $  17,024,549        $  18,264,547
                                                                        ==============       ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $     942,046        $     940,549
     Accrued expenses and other liabilities                                   559,776              597,007
     Notes payable and current maturities of
         long-term debt                                                     4,650,742            8,549,366
                                                                        --------------       --------------
                           Total current liabilities                        6,152,564           10,086,922
                                                                        --------------       --------------

DEFERRED INCOME TAXES                                                         136,611              137,310

NOTES PAYABLE AND LONG-TERM DEBT,
     net of current maturities                                              2,602,728               17,378

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                              -                    -
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 9,853,161 shares issued in 1997 and 1996                  23,648               23,648
     Paid-in capital                                                        4,119,915            4,130,796
     Retained earnings                                                      4,534,569            4,464,277
     Less: Notes receivable - secured by common stock                        (257,617)            (269,305)
     Cumulative translation adjustments                                       (14,018)                (295)
     Less:  Unearned shares held by ESOP, 54,262 and
         64,631 shares in 1997 and 1996, respectively                        (273,851)            (326,184)
                                                                        --------------       --------------
                           Total stockholders' equity                       8,132,646            8,022,937
                                                                        --------------       --------------
                                                                        $  17,024,549        $  18,264,547
                                                                        ==============       ==============




   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                1997              1996             1995
                                                           --------------    --------------   --------------

NET SALES                                                  $  25,399,116     $  28,253,632    $  31,447,849

COST OF SALES                                                 14,844,376        17,689,973       18,446,378
                                                           --------------    --------------   --------------

                Gross profit                                  10,554,740        10,563,659       13,001,471

OPERATING EXPENSES                                             9,365,673        10,869,359       10,363,159
                                                           --------------    --------------   --------------

INCOME (LOSS)  FROM OPERATIONS                                 1,189,067         (305,700)        2,638,312

OTHER (INCOME) EXPENSE:
     Interest expense                                            867,548         1,007,544          718,066
     Other, net                                                   19,995            (6,940)         (39,802)
                                                           --------------    --------------   --------------
                Total other (income) expense                      887,543        1,000,604          678,264
                                                           ---------------   --------------   --------------

INCOME (LOSS)  BEFORE INCOME TAXES                                301,524      (1,306,304)        1,960,048

PROVISION (BENEFIT) FOR INCOME TAXES                              231,232        (316,536)          786,744
                                                           ---------------   --------------   --------------

NET INCOME (LOSS)                                          $      70,292     $   (989,768)    $   1,173,304
                                                           ==============    ==============   ==============



EARNINGS (LOSS) PER COMMON SHARE                           $          .01    $      (0.10)    $        0.12
                                                           ===============   ==============   ==============

EARNINGS (LOSS) PER COMMON SHARE--Assuming Dilution        $          .01    $      (0.10)    $        0.12
                                                           ===============   ==============   ==============

DIVIDENDS PAID PER COMMON SHARE                            $           -     $           -    $           -
                                                           ==============    ==============   ==============







   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                1997              1996            1995
                                                                           --------------   ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $      70,292    $     (989,768)   $   1,173,304
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation and amortization                                                523,551           638,450         424,135
    (Gain) loss on sales of assets                                                46,950            (7,541)         (9,524)
     Deferred financing costs                                                     32,113           156,891               -
     Deferred income taxes                                                        16,845            13,479          (9,257)
     Other                                                                         1,150               785               -
     Net changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable-trade, net                                             82,422           814,870        (104,118)
       Inventory                                                                 457,618           241,843         328,316
       Income taxes                                                              252,488          (383,199)       (243,435)
       Other current assets                                                      157,610           130,683        (326,759)
       Accounts payable                                                            1,497          (458,368)       (104,939)
       Accrued expenses and other liabilities                                    (37,231)          (58,482)       (400,868)
                                                                           --------------   ---------------  --------------
     Total adjustments                                                         1,535,013         1,089,411        (446,449)
                                                                           --------------   ---------------  --------------

      Net cash provided by operating activities                                1,605,305            99,643         726,855
                                                                           --------------   ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (239,578)         (208,537)       (513,483)
  Proceeds from sales of assets                                                  257,306            10,444          17,746
  Cash paid for acquisitions, net of cash acquired                                     -          (300,000)     (5,232,389)
  Decrease in assets restricted for acquisitions                                       -                 -       5,040,656
  Other intangible costs                                                         (32,061)          (24,788)        (42,234)
                                                                           --------------   ---------------  --------------

      Net cash used in investing activities                                      (14,333)         (522,881)       (729,704)
                                                                           --------------   ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                               9,859,025         3,300,000       2,574,904
  Payments on notes payable and long-term debt                               (11,410,299)       (2,596,424)     (2,231,478)
  Increase in cash restricted for payment on revolving credit facility          (319,133)               -               -
  Payments received (purchase) of  notes receivable -
     secured by common stock                                                      11,688          (269,305)             -
  Securities acquisition loan to ESOP                                                  -                 -         (99,962)
  Deferred financing costs                                                      (149,949)                -        (165,709)
                                                                           --------------   ---------------  --------------

      Net cash provided by (used in) financing activities                     (2,008,668)          434,271          77,755
                                                                           --------------   ---------------  --------------

NET INCREASE (DECREASE) IN CASH                                                 (417,696)           11,033          74,906

CASH, beginning of year                                                          488,192           477,159         402,253
                                                                           --------------   ---------------  --------------

CASH, end of year                                                          $      70,496    $      488,192   $     477,159
                                                                           ==============   ===============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the year                                            $     749,472    $      793,373   $     763,848
  Income taxes paid during the year, net of (refunds)                            (38,101)           55,445       1,066,111







   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                Common Stock
                                                                                     Notes
                           ------------------------                               receivable   Cumulative
                             Number       Par          Paid-in      Retained     - secured by  translation    Unearned
                           of shares     value         capital      earnings     common stock  adjustments  ESOP shares   Total
                           ----------- -----------   ------------  ------------  ------------- ------------ ----------- -----------

BALANCE, December 31, 1994   9,853,161 $  23,648     $ 4,139,614   $ 4,280,741   $         -   $        -   $(226,222)  $ 8,217,781


Stock issuance costs                 -         -          (8,818)            -             -            -          -        (8,818)


Securities acquisition
 loan to ESOP                        -         -               -             -             -            -     (99,962)      (99,962)


Net income                           -         -               -     1,173,304             -            -           -     1,173,304
                             --------- ---------    ------------  ------------   ------------ ------------  ----------- -----------

BALANCE, December 31, 1995   9,853,161    23,648       4,130,796     5,454,045             -            -    (326,184)    9,282,305

Notes receivable - secured
   by common stock                   -         -               -             -      (269,305)           -           -      (269,305)

Translation adjustment               -         -               -             -             -         (295)          -          (295)

Net loss                             -         -               -      (989,768)            -            -           -      (989,768)
                             --------- -----------   ------------  ------------  ------------ ------------   ---------- -----------

BALANCE, December 31, 1996   9,853,161    23,648       4,130,796     4,464,277       (269,305)        (295)  (326,184)    8,022,937

Payments on notes receivable -
 secured by common stock             -         -               -             -         11,688           -           -        11,688

Allocation of suspended ESOP
shares committed to be released      -         -         (45,881)            -              -           -      52,333         6,452

Warrants issued to acquire
100,000 shares of common stock       -         -          35,000             -              -           -           -        35,000

Translation adjustment               -         -               -             -              -     (13,723)          -       (13,723)

Net income                           -         -               -        70,292              -           -           -        70,292
                             --------- -----------   ------------  ------------  ------------- ------------ -----------  ----------

BALANCE, December 31, 1997   9,853,161 $  23,648    $  4,119,915   $ 4,534,569   $   (257,617)   $(14,018)  $(273,851)   $8,132,646
                             ========= ===========   ============  ===========   ============= ============ ===========  ==========






   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1.  ORGANIZATION AND NATURE OF OPERATIONS

The Leather Factory, Inc. and subsidiaries (the "Company") operations include the manufacture, distribution, importation, and exportation of leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself kits. The Company through its subsidiary, Roberts, Cushman & Company, Inc., is also a manufacturer and distributor of hat trims and small finished leather goods such as cigar cases, picture frames, wallets, and western accessories. As of December 31, 1997, the Company had 22 sales/distribution units in 17 states and Canada, including Arizona, California, Colorado, Florida, Iowa, Kansas, Louisiana, Michigan, Missouri, New Mexico, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Washington, and Winnipeg. The Company also has light manufacturing facilities In Fort Worth, Texas and New York, New York.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Inventory

The Company's inventory is valued at the lower of first-in, first-out cost or market and consists of the following at December 31:

                                                   1997              1996
                                                ----------        ----------
  Finished goods held for sale                  $5,833,002        $6,516,517
  Raw materials and work in process              1,446,700         1,220,803
                                                ----------        ----------
                                                $7,279,702        $7,737,320
                                                ==========        ==========

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

          Building                           30 years
          Leasehold improvements             5-7 years
          Equipment                          5-10 years
          Furniture and fixtures             5-7 years
          Automobiles                        5 years

Depreciation expense was $303,867; $277,994; and 224,364 for the years ended December 31, 1997, 1996 and 1995, respectively.

Goodwill

Goodwill resulting from business purchases accounted for using the purchase method of accounting is being amortized on a straight-line basis over estimated useful lives ranging from ten to forty years.

Acquisitions to date have not involved any significant long-lived assets other than goodwill. Accordingly, the Company evaluates such goodwill for impairment in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." During 1996, the Company determined that the goodwill associated with the acquisition of Hi-Line Leather and Manufacturing Co., Inc. in 1994 was impaired, and should be reduced by fifty percent or approximately $142,000. This conclusion was reached due to the fact that the customer base acquired in the purchase transaction had declined substantially, and the operating results of the location since the acquisition had not met expectations. Based upon the assessment of possible future cash flows and the fact that business conditions could improve, management believes the remaining goodwill is recoverable and the amortization period remains appropriate.

Amortization expense of $219,684 in 1997; $360,456 in 1996; and $199,771 in 1995
was recorded in operating expenses including the above write-down.

Advertising Costs

With the exception of catalog costs, advertising cost are expensed as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to fifteen months. Such capitalized costs are included in other current assets and totaled $39,350 and $203,755 at December 31, 1997 and 1996, respectively. Total advertising expense was $1,002,623 in 1997; $1,089,716 in 1996; and $976,126 in 1995.

Revenue Recognition

Sales are recorded when goods are shipped to customers.

Income Taxes

Deferred income taxes result from temporary differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to Statement 128 requirements. The adoption of Statement 128 had no effect on previously reported amounts as the effects of outstanding options were antidilutive for all prior periods presented. Unearned shares held by the Employees' Stock Ownership Plan are deemed not to be outstanding for earnings per share calculations.

Accounting Estimates

The consolidated financial statements include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities.
Actual results could differ from those estimates.

Long-Lived Assets

The FASB has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company has determined that as of December 31, 1997, it has no long-lived assets that meet the impairment criteria of SFAS No. 121.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, in accounting for its stock option plans.

Impact of new accounting standards

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of these statements is not expected to materially impact the Company's consolidated financial position or statements of income, stockholders' equity and cash flows. Effects of the adoption of these statements will primarily be limited to the form and content of the Company's disclosures.

3.  NOTES PAYABLE AND LONG-TERM DEBT

On November 21, 1997, the Company entered into a Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"), pursuant to which FINOVA agreed to provide a credit facility of up to $9,136,000 in senior debt (the "Senior Debt Facility"). The Senior Debt Facility has a two-year term and is made up of a revolving credit facility and three term notes. One of the notes (Term Note B) in the original principal amount of $236,000 was satisfied in its entirety on December 15, 1997 with the net proceeds from the sale of the real estate in Tampa, Florida.

Simultaneously with the closing of the Senior Debt Facility the Company also issued to The Schlinger Foundation at face value $1,000,000 in subordinated convertible debt (the "Subordinated Debenture").

Proceeds of the closing of the Senior Debt Facility in the amount of $6,417,563, together with the $1,000,000 of proceeds from the Subordinated Debenture, were used to pay all amounts due and owing by the Company pursuant to the Second Restated Loan Agreement, as amended, by and between the Company and NationsBank of Texas, N.A. ("NationsBank"). At closing, the Company's revolving line of credit and term loan facility with NationsBank in the principal amounts of $5,125,000 and $2,200,000, respectively, were satisfied in their entirety. The Company used the remaining proceeds to pay certain closing and financing costs.

At December 31, 1997 and 1996, the amounts outstanding under the above agreements and other notes payable and long-term debt consisted of the following:

                                                                                            1997          1996
                                                                                            ----          ----
Loan & Security  Agreement with FINOVA -- collateralized by all of the assets of the  Company as well as a pledge of  3,000,000  shares of the  Company's  common stock,  par value  $.0024  ("Common  Stock"),  collectively  owned by two of the
Company's executive officers, payable as follows:

     Promissory  Note  (Revolving  Credit  Loan) dated  November 21, 1997 in the maximum  principal  amount of $7,000,000  with  revolving  features as more fully described below -- interest due monthly at prime plus 1% (9.5% at
     December 31, 1997); matures December 1, 1999                                       $   4,030,519    $    -


     Promissory  Note (Term Loan A) dated  November  21, 1997 in the  original principal  amount of $400,000 -- $6,667 monthly  principal  payments plus interest  at prime  plus  .75%  (9.25% at  December  31,  1997);  matures
     December 1, 1999                                                                         400,000          -

     Promissory  Note (Term Loan C) dated  November  21, 1997 in the  original principal  amount of $1,500,000  -- $25,000  monthly  principal  payments plus  interest at prime plus 3% (11.5% at  December  31,  1997);  matures
     December 1, 1999                                                                       1,500,000          -

     *Short-term  note  payable for facility  fee -- monthly  installments  of
     $5,833; matures November 1, 1998                                                          64,167          -

*Unsecured  short-term  note payable to third party for fees in connection  with the closing of the Senior Debt facility -- monthly installments of $14,000;
matures October 1, 1998                                                                       140,000          -

Loan Agreement with NationsBank -- collateralized by inventory, trade accounts receivable, equipment, fixtures and real estate, payable as follows:

     Promissory  Note  (Term  Loan)  dated  December  28,  1994 in the  original principal  amount of  $5,000,000 -- $250,000  principal due quarterly  with monthly  interest  payments at prime plus 1.5% (9.75% at December 31, 1996)
     until maturity at April 30, 1997; maturity was extended to
     November 30, 1997 with the rate increased to prime plus 2%                                     -     3,000,000

     Promissory Note (Working Capital Line of Credit)  originally dated July 24,
     1995 in the maximum  principal amount of $6,500,000 -- interest due monthly at prime plus 1.5 % (9.75% at December  31,  1996) until  maturity at April
     30, 1997; maturity was extended to November 30, 1997 with the
     rate increased to prime plus 2%                                                                -     5,500,000




Subordinated Debenture in the original principal amount of $1,000,000; partially convertible;  secured by a pledge of 2,666,666  shares of the  Company's  Common
Stock owned by another executive officer -- monthly interest payments at 13%;
matures December 1, 1999;                                                                   1,000,000         -

Unsecured note payable  created in connection with the acquisition of the assets of The Leather Warehouse in 1994 -- $4,424 payments of principal and interest
due monthly at prime (8.5% at December 31, 1997); matures on April 1, 1998                     17,388       66,744

Capital  Leases  secured by computer  equipment -- total  monthly  principal and interest payments of $2,599 at a rate of approximately 13.5%; maturing in
February through August of 2002                                                               101,396         -

                                                                                        -------------   ----------
                                                                                            7,253,470    8,566,744

Less - Current maturities (see below)                                                       4,650,742    8,549,366
                                                                                        -------------   ----------
                                                                                        $   2,602,728   $   17,378
                                                                                        =============   ==========

The current portion of long-term debt for 1997 includes the FINOVA Revolving Credit Loan of $4,030,519 although this obligation does not mature until December 1, 1999. The classification of this debt was attributed to an accounting rule that requires a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain an arrangement, whereby cash collections from the borrower's customers directly reduce the debt outstanding, to be classified as a short-term obligation (Emerging Issues Task Force Issue 95-22). A covenant of the Senior Debt Facility is that collections from customers are to be deposited into a cash collateral account that directly pays down the Revolving Credit Loan. The balance in this account comprises the restricted cash on the Company's balance sheet. Because of this arrangement and the fact that the debt agreement contains a clause that would allow acceleration of payment of the debt in case of a "material adverse change", the above rule applies. Management does not believe that any such acceleration will occur and that the Revolving Credit Loan will provide long-term liquidity.

In addition to the above obligations, the Company had outstanding letters of credit for inventory purchase commitments with terms ranging from sight to 90 days. As of December 31, 1997 and 1996, $260,089 and $273,065, respectively, were outstanding on these letters of credit.

Pursuant to the Loan and Security Agreement with FINOVA, the overall combined limit for borrowings under the Revolving Credit Loan and outstanding balance on letters of credit is $7,000,000. Of the overall $7,000,000 limit, letters of credit cannot exceed $1,000,000. The unused portion of the letter of credit limit can be utilized for borrowings, up to the limits imposed for said indebtedness. Total borrowings under this arrangement are also limited to a certain percentage of trade accounts receivable and inventory reduced by the outstanding balance of letters of credit and any required reserves. Additional availability at December 31, 1997, under the Revolving Credit Loan and for letters of credit was $377,831.

At any time before maturity of the Subordinated Debenture, the holder may, at its option, satisfy 50% or $500,000 of the principal amount by converting into shares of the Company's Common Stock at $0.724 per share.

The terms of the Senior Debt Facility and the Subordinated Debenture contain various covenants which among other things require the Company to maintain a certain level of earnings before interest, taxes, depreciation and amortization, limit capital expenditures, and require the maintenance of certain debt service coverage ratios. Other covenants prohibit the Company from incurring indebtedness except as permitted by the terms of the Senior Debt Facility, from declaring or paying cash dividends upon any of its stock and from entering into any new business or making material changes in any of the Company's business objectives, purposes or operations.

The Company's notes payable and long-term debt mature as follows (see discussion above relative to classification of the Revolving Credit Loan):

                           1998              $  4,650,742
                           1999                 2,541,338
                           2000                    24,393
                           2001                    31,132
                           2002                     5,865
                                             ------------
                                             $  7,253,470
                                             ============

*The short-term notes for the fees related to the closing of the Senior Debt Facility were issued for services rendered in the original amount of $238,000 and constitute a non-monetary transaction.

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

The Company contributed $50,910; $27,500; and $133,378 in cash to the Plan during 1997, 1996 and 1995, respectively. Of the 1995 amount, $33,416 represented a contribution, while $99,962 represented a securities acquisition loan. During 1995, the Plan purchased 23,500 shares of Company stock on the open market for $99,962. In accordance with Statement of Position 93-6 ("SOP 93-6"), "Employers Accounting for Employee Stock Ownership Plans," shares purchased with loan proceeds have been recorded as unearned ESOP shares. The unearned ESOP share account is reduced by the cost of the shares when they are committed to be released to participants. This occurs as payments are made on the loans using the principal and interest method and shares are allocated to participant accounts based upon eligible compensation during the period that includes the scheduled payment. During 1997, 10,369 shares were released and allocated to participant accounts. Compensation expense is measured using the average fair market value of the shares when committed to be released. The Company recognized compensation expense related to the Plan of $53,968; $27,500; and $33,416 in 1997, 1996 and 1995, respectively.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 1997, 1996 and 1995:

                      No. of Shares                      Market Value
                      -------------                      ------------
                 1997      1996     1995         1997        1996         1995
                 -----     ----     ----         ----         ---         ----
   Allocated   652,609  681,547   725,605    $ 326,305   $ 554,098   $ 1,769,025
   Unearned     54,262   64,631    64,631       27,131      52,545       157,570
               --------------------------    -----------------------------------
     Total     706,871  746,178   790,236    $ 353,436   $ 606,643   $ 1,926,595
               ==========================    ===================================

The Company currently offers no postretirement or postemployment benefits to its employees.

5.  INCOME TAXES

The provision for income taxes consists of the following:

                                          1997           1996         1995
                                          ----           ----         ----
Current provision (benefit):
                Federal               $  174,469   $  (282,917)  $  658,975
                State                     39,918       (47,098)     137,026
                                      ----------   -----------   ----------
                                         214,387      (330,015)     796,001
                                      ----------   -----------   ----------
Deferred provision (benefit):
                Federal                   14,185         11,351      (7,870)
                State                      2,660          2,128      (1,387)
                                      ----------   ------------  ----------
                                          16,845         13,479      (9,257)
                                      ----------   ------------  ----------
                                      $  231,232   $  (316,536)  $  786,744
                                      ==========   ===========   ==========



Deferred taxes relate primarily to temporary differences in the bases of accounts receivable, inventory, property and equipment and accrued expenses.

The effective tax rate differs from the statutory rate as follows:


                                                        1997     1996     1995
                                                        ----     ----     ----
                 Statutory rate                          34%    (34%)     34%
                 State taxes                             10%     (3%)      4%
                 Non-deductible goodwill amortization    26%      10%      4%
                 Other                                    7%       3%    (2%)
                                                        ---------------------
                 Effective rate                          77%    (24%)     40%
                                                        ======================

6.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's primary office facility and warehouse are leased under a five-year lease agreement that expires in March 2003. Rental agreements for the sales/distribution units expire on dates ranging from July 31, 1998 to December 31, 2003. The Company's lease agreement for the manufacturing facility in New York, New York, expires on September 30, 1998. Future minimum lease payments for all noncancellable operating leases are as follows:

                              Year Ending December 31,

                    1998                             $    994,244
                    1999                                  742,224
                    2000                                  590,443
                    2001                                  486,891
                    2002                                  384,684
                    2003 and thereafter                   117,431
                                                     ------------
      Total future minimum lease payments            $  3,315,917
                                                     ============


Rent expense on all operating leases for the years ended December 31, 1997, 1996 and 1995, was $1,036,892; $1,008,458; and $928,433, respectively.

Litigation

The Company has litigation in the ordinary course of its business and operations. The Company does not expect the outcome of any current litigation to have a material impact on its financial position and results of operations.

7.  MAJOR VENDORS

Two major vendors accounted for 17% and 8%, respectively, of the Company's 1997 inventory purchases. These same vendors accounted for 16% and 10%, respectively, of 1996 inventory purchases, and 15% and 14%, respectively, of 1995 inventory purchases. Due to the number of alternative sources of supply, it is management's opinion that the loss of either or both of these principal suppliers would not have a material impact on the operations of the Company.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                             1997              1996              1995
                                                        ----------------  ----------------  ----------------
Numerator:
     Net income (loss)                                  $        70,292   $       (989,768) $     1,173,304
                                                        ----------------  ----------------  ----------------
     Numerator for basic and diluted
       earnings per share                                        70,292           (989,768)       1,173,304

Denominator:
     Denominator for basic earnings per share-
     weighted-average shares                                  9,789,358          9,788,530        9,789,468

Effect of dilutive securities:
     Employee stock options                                          25                  -                 -
     Warrants                                                     2,182                  -                 -
                                                        ----------------  ----------------  ----------------
Dilutive potential common shares                                   2,207                 -                 -
                                                        ----------------  ----------------  ----------------

     Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions                                               9,791,565         9,788,530         9,789,468
                                                        ================  ================  ================

     Basic earnings per share                           $           0.01  $         (0.10)  $           0.12
                                                        ================  ================  ================

     Diluted earnings per share                         $           0.01  $         (0.10)  $           0.12
                                                        ================  ================  ================



For additional disclosures regarding the employee stock options and the warrants, see note 9. The majority of the options outstanding as discussed in note 9 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The 13% convertible debt discussed in note 3 above was not included in the computation of diluted earnings per share because the interest cost (net of tax) per assumed converted share was more than basic earnings per share and, therefore, the effect would be antidilutive.

On January 28, 1998, the Company granted additional options to acquire up to 150,000 shares of common stock under the 1995 Stock Option Plan for Officers and Key Management Employees as discussed in note 9. The market price on the date of grant was $0.50 per share which is less than the average market price in 1997 or 1995 and, therefore, would have been dilutive if outstanding in such periods. In addition, subsequent to year end, options to acquire 100,000 shares under the same plan were forfeited.

9.  STOCKHOLDERS' EQUITY

Stock Option Plans

The Company has outstanding options to purchase its common stock under The 1995 Stock Option Plan for officers and key management employees and The 1995 Director Non-qualified Stock Option Plan for non-employee directors. The plan for employees provides for the granting of either qualified incentive stock options or non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant. Employee options vest over a five-year period while the director options vest after six months. All options expire ten years from the date of grant and are exerciseable at any time after vesting. The Company has reserved 1,100,000 shares of common stock for issuance under these plans, and at December 31, 1997, 1996 and 1995, there were 534,000; 590,000; and 515,000; respectively, in un-optioned shares available for future grants.

A summary of the Company's stock option activity and related information for the years ended December 31, 1997, 1996 and 1995, is as follows:


                                                 1997                     1996                     1995
                                       -----------------------     ----------------------   ----------------------
                                                     Weighted                  Weighted                 Weighted
                                                     Average                   Average                   Average
                                         Option      Exercise       Option     Exercise      Option     Exercise
                                         Shares       Price         Shares      Price        Shares       Price
                                       ------------ ----------    ----------- -----------   ----------  ----------
    Outstanding at January 1               510,000   $   2.653       585,000  $    3.063           -     $      -
    Granted *                              456,000       0.805       106,000       1.088      585,000       3.063
    Forfeited                                    -           -      (181,000)      3.063            -           -
    Exchanged *                          (400,000)       3.063             -           -            -           -
    Exercised                                    -           -             -           -            -           -
                                       ------------ -----------   ----------- -----------   ----------  ----------
    Outstanding at December 31             566,000   $   0.874       510,000  $    2.653      585,000   $   3.063
                                       ===========  ===========   =========== ==========    ==========  ==========
    Exercisable at end of year             190,000   $  0.908         84,000  $    3.063            -   $       -
                                       ============ ===========   =========== ===========   ==========  ==========
    Weighted-average fair value of
     options granted during year         $    0.31                 $    0.52                 $   1.45
                                       ============               ===========               ==========

* In 1997, options originally granted in 1995 were canceled and reissued. This action was taken to provide incentive to and in order to retain the Company's key management personnel in light of the severe decline in the market price for the Company's common stock.

The following table segregates outstanding options into groups based upon exercise price ranges.

                                           Outstanding                               Exercisable
                               ------------------------------------    ---------------------------------------
                                             Weighted    Weighted                       Weighted    Weighted
                                              Average    Average                         Average     Average
                                  Option     Exercise    Maturity            Option     Exercise    Maturity
   Exercise Price Range           Shares       Price     (Years)             Shares       Price      (Years)
   --------------------
                               ------------  ---------- -----------       ------------  ----------  ----------
   $0.75 or Less                    31,000   $   0.700       9.75                   -   $       -          -
   More than $0.75 &
    Less Than $1.00                425,000       0.813       7.84             160,000       0.813       7.75
   More than $1.00                 110,000       1.159       8.79              30,000       1.417       8.67
                               ------------  ---------- -----------       ------------  ----------  ----------
                                   566,000   $   0.874       8.13             190,000   $   0.908       7.90
                               ============  ========== ===========       ============  ==========  ==========

                                       28

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.64% in 1997; 6.72% in 1996 and 6.38% in 1995; dividend yields of 0% for all years; volatility factors of .550 for 1997 and .439 for both 1996 and 1995; and an expected life of the valued options of 5 years for all years other than the exchanged options reissued in 1997 which have an expected remaining life of 4 years.

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


                                                 1997              1996            1995
                                              ------------     ------------    ------------
Pro forma net income (loss)                   $ (76,117)       $(1,057,818)    $1,121,736


Pro forma earnings (loss) per common share    $    (.01)       $     (0.11)    $     0.11


Pro forma earnings (loss) per common share-
Assuming Dilution                             $    (.01)       $     (0.11)    $     0.11


Warrants

In connection with the issuance of the Subordinated Debenture discussed in note 3 above, the Company issued warrants to acquire up to 100,000 shares of Common Stock at approximately $.54 per share to an unrelated individual. The warrants may be exercised at anytime until expiration on November 21, 2002. The fair value for these warrants was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of
 .550; and an expected life of 3 years.

Notes Receivable Secured by Common Stock

During 1996, the Company purchased certain notes from NationsBank that are collateralized by the Company's common stock. These notes relate to shares issued under the Company's 1993 Non-Qualified Incentive Stock Option Plan. These notes, as renewed in 1997, are due from seven individuals including officers and other members of management, require monthly payments, and mature on December 31, 2000.

10.  ACQUISITIONS

On January 2, 1995, the Company acquired all of the issued and outstanding shares of capital stock of Roberts, Cushman & Co., Inc. ("Cushman"), a manufacturer of fancy hat trims located in New York, New York, for an approximate purchase price of $5,000,000. The purchase price was funded with the proceeds of the NationsBank Term Loan discussed in Note 3 above, which along with legal and other acquisition costs, comprised the restricted assets at December 31, 1994. The purchase was accounted for under the purchase method, effective January 1, 1995.

On January 31, 1995, the Company acquired certain assets of Gulf Coast Leather Company, Inc., a distributor of shoe care and repair supplies located in New Orleans, Louisiana. The assets purchased included inventory, furniture, fixtures, equipment, and rental and utility deposits. The total purchase price was approximately $91,869 which was funded with cash generated from operations. The purchase was accounted for under the purchase method, effective January 31, 1995.

On December 29, 1995, the Company acquired certain assets of B & J Leather Company ("B & J") of Fort Worth, Texas, which was engaged primarily in the sale of leather and related products to the shoe repair and care industry. These assets, which included primarily salable inventory and intangible assets such as vendor and customer lists, were valued at $100,094 which was funded with cash generated from operations. The two principal shareholders of B & J were employed by the Company subsequent to closing, with the business performed by B & J being incorporated into the Company's sales/distribution unit located in Fort Worth, Texas. The purchase was accounted for under the purchase method, effective December 31, 1995.

On March 1, 1996, the Company acquired all of the issued and outstanding shares of capital stock of The Leather Factory of Canada, Ltd., the Company's Canadian distributor located in Winnipeg, Manitoba. The total purchase price was approximately $300,000 which was funded with cash generated from operations and the Company's revolving credit facility. The purchase was accounted for under the purchase method, effective March 1, 1996.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and accounts receivable-trade
The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts payable
The carrying amount approximates fair value because of the short maturity of those instruments.

Notes payable and long-term debt
With the exception of the Subordinated Debenture, the interest rates on the Company's notes payable and long-term debt fluctuate with changes in the prime rate and are the rates currently available to the Company; therefore, the carrying amount of those instruments approximates their fair value.

The terms of the Subordinated Debenture are the terms management believes would be currently available to the Company for this type of financing; therefore, the carrying amount approximates fair value.


12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  First           Second             Third           Fourth
               1997                             Quarter          Quarter           Quarter          Quarter
------------------------------------  ----------------------------------------------------------------------
Net sales                                    $ 6,459,892      $ 6,526,992       $ 6,353,582      $ 6,058,650
Gross profit                                   2,563,811        2,739,284         2,693,991        2,557,654
Net income (loss)                                (36,185)          87,858            92,439          (73,820)


Earnings (loss) per common share                      -              0.01              0.01            (0.01)
Earnings (loss) per common
share--assuming dilution                              -              0.01              0.01            (0.01)


Weighted average number of
common shares outstanding:
              Basic                            9,788,530        9,788,530         9,788,530        9,791,841
              Diluted                          9,788,530        9,788,530         9,788,630        9,800,569


                                                **First   (*)(**) Second           **Third         Fourth
               1996                             Quarter          Quarter           Quarter        Quarter
------------------------------------  ----------------------------------------------------------------------
Net sales                                   $  7,356,805      $ 7,155,218       $ 7,015,834      $ 6,725,775
Gross profit                                   2,894,664        2,337,962         2,777,628        2,553,405
Net income (loss)                                (21,994)        (810,963)           14,391         (171,202)

Earnings (loss) per common share                     -              (0.08)                -            (0.02)
Earnings (loss) per common
share--assuming dilution                             -              (0.08)                -            (0.02)


Weighted average number of
common shares outstanding:
              Basic                            9,788,530        9,788,530         9,788,530        9,788,530
              Diluted                          9,788,530        9,788,530         9,788,530        9,788,530


* The second quarter results for 1996 include several items that affect the comparability to the other quarters. These items include the write-off of deferred costs related to financing commitments that expired, the goodwill write-down, the write-off of a large bad debt due to a customer bankruptcy, and a minimum royalty accrual and inventory write-off due to a licensing agreement. The aggregate amount of these costs were approximately $560,000.

** The results for the first through the third quarters of 1996 were affected by excessive labor, production, travel and legal cost related to the labor dispute at the Company's New York facility that affect comparability to the other quarters. The labor dispute was settled on favorable terms in October of 1996. The aggregate amount of these costs were approximately $475,000.

                            THE LEATHER FACTORY, INC.
          SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     Years Ended December 31, 1997 and 1996




     ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                                             1997        1996
                                                        ---------    ---------
        Balance at beginning of year                    $  54,000     $ 39,000

            Additions (reductions) charged to income       (4,000)     229,000

            Balances written off, net of recoveries       (22,000)    (214,000)
                                                        ---------     --------

        Balance at end of year                          $  28,000     $ 54,000
                                                        =========     ========

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
The Leather Factory, Inc.

We have audited the accompanying consolidated balance sheets of The Leather Factory, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Leather Factory, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP


Fort Worth, Texas
March 4, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE STOCKHOLDERS OF
THE LEATHER FACTORY, INC.:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flow of The Leather Factory, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, The Leather Factory, Inc. and subsidiaries results of operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

Fort Worth, Texas
February 16, 1996

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

     Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" and "Executive Officers of the Company" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

     Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1. Financial statements and financial statement schedules

     The financial statements and schedule listed in the accompanying index to the consolidated financial statements at Item 8 are filed as part of this Report.

         2. Exhibits:

     The exhibits listed on the accompanying Exhibit Index, which immediately precedes such exhibits, are filed or incorporated by reference as part of this Report and such Exhibit Index.

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE LEATHER FACTORY, INC.
                                           (Registrant)


Date:         March 27, 1998               /s/ Wray Thompson
                                           --------------------------------
                                           Wray Thompson
                                           Chairman of the Board, President,
                                           and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                  Title                            Date
     ---------                  -----                            ----

/s/ Anthony C. Morton        Chief Financial Officer,          March 27, 1998
---------------------        Treasurer and Director
Anthony C. Morton            (Chief Accounting Officer)


/s/ Wray Thompson            Chairman of the Board             March 27, 1998
---------------------
Wray Thompson


/s/ Ronald C. Morgan         Director                          March 27, 1998
---------------------
Ronald C. Morgan


/s/ Robin L. Morgan          Director                          March 27, 1998
---------------------
Robin L. Morgan


/s/ William M. Warren        Director                          March 27, 1998
---------------------
William M. Warren


/s/ H. W. Markwardt          Director                          March 27, 1998
---------------------
H. W. Markwardt

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

       Exhibit                        Description
        Number                        -----------
       -------
          3.1 Certificate of Incorporation of The Leather Factory, Inc., filed as Exhibit 3.1 to the Registration Statement on Form SB-2 of The Leather Factory, Inc. (Commission File No. 33-81132) filed with the Securities and Exchange Commission on July 5, 1994, and incorporated by reference herein.

          3.2 Bylaws of The Leather Factory, Inc., filed as Exhibit 3.2 to the Registration Statement on Form SB-2 of The Leather Factory, Inc. (Commission File No. 33-81132) filed with the Securities and Exchange Commission on July 5, 1994, and incorporated by reference herein.

          4.1 Sixth Amendment to Second Restated Loan Agreement effective as of April 30, 1997, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A., filed as
                  Exhibit 4.14 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on May 15, 1997, and incorporated by reference herein.

          4.2 Forbearance Agreement effective as of August 31, 1997, by and between The Leather Factory, Inc., a Delaware Corporation, and NationsBank of Texas, N.A., filed as Exhibit 4.15 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 14, 1997, and incorporated by reference herein.

          4.3 Loan and Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation, filed as Exhibit 4.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

          4.4 Revolving Note (Revolving Credit Loan) dated November 21, 1997, in the principal amount of $7,000,000, payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as Exhibit 4.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

          4.5 Term Loan A Note (Term Loan A) dated November 21, 1997, in the principal amount of $400,000, payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as
                  Exhibit 4.3 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

          4.6 Term Loan B Note (Term Loan B) dated November 21, 1997, in the principal amount of $236,000, payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as
                  Exhibit 4.4 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

          4.7 Term Loan C Note (Term Loan C) dated November 21, 1997, in the principal amount of $1,500,000, payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as
                  Exhibit 4.5 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

          4.8 Subordination Agreement dated November 21, 1997, by and between FINOVA Capital Corporation, The Schlinger Foundation, The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, and Roberts, Cushman & Company, Inc., a New York corporation filed as Exhibit 4.6 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (CONTINUED)


     Exhibit                          Description
     Number                           -----------
     -------
       4.9 Pledge Agreement dated November 21, 1997, by and between Ronald C. Morgan and Robin L. Morgan and FINOVA Capital Corporation filed as Exhibit 4.7 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

      4.10 Patent Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.8 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

      4.11 Trademark Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.9 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

      4.12 Copyright Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.10 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

      4.13 Promissory Note (Subordinated Debenture) dated November 14, 1997, in the principal amount of $1,000,000, payable to the order of The Schlinger Foundation, which matures December 1, 1999 filed as Exhibit 4.11 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

      4.14 Pledge and Security Agreement dated November 14, 1997, by and between The Schlinger Foundation and J. Wray Thompson, Sr. filed as Exhibit 4.12 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

      21.1 Subsidiaries of the Company, filed as Exhibit No. 22.1 to the 1995 Annual Report on Form 10-KSB of The Leather Factory, Inc. (Commission File No. 1-12368), filed with the Securities and Exchange Commission on March 28, 1996, and incorporated herein by reference.

      *23.1       Consent of Ernst & Young LLP dated March 24, 1998.

      *23.2       Consent of Arthur Andersen LLP dated March 24, 1998.

      *27.1       Financial Data Schedule
  ------------
*Filed herewith.

                                  EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-81214) pertaining to the Employee Stock Ownership Plan and Trust of The Leather Factory, Inc. and the Registration Statement (Form S-8 No. 333-07147) pertaining to the 1995 Stock Option Plan of The Leather Factory, Inc. of our report dated March 4, 1998, with respect to the consolidated financial statements and schedule of The Leather Factory, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1997.



/s/ ERNST & YOUNG LLP


Fort Worth, Texas
March 24, 1998

                                  EXHIBIT 23.2

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statements on File Nos. 33-81214 and 333-07147.



/s/ ARTHUR ANDERSEN LLP


Fort Worth, Texas
March 24, 1998

                                  EXHIBIT 27.1