Form 10-Q
period 1998-03-31
LEATHER FACTORY INC
filed 1998-05-15
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                               ------    ------

Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                              75-2543540
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

                                 Yes X No
                                    --   --

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Shares outstanding as of May 15, 1998
----------------------------------------   -------------------------------------
Common Stock, par value $.0024 per share              9,853,161

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
    March 31, 1998 and December 31, 1997.................................  3

    Consolidated Statements of Loss
    Three months ended March 31, 1998 and 1997 ..........................  4

 Consolidated Statements of Cash Flows
 Three months ended March 31, 1998 and 1997 .............................  5

 Consolidated Statements of Stockholders' Equity and Comprehensive Loss
 Three months ended March 31, 1998 and 1997 .............................  6

 Notes to Consolidated Financial Statements ............................. 7-8



  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................9-13

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K ..............................  14


SIGNATURES ..............................................................  15


EXHIBIT INDEX ...........................................................16-17


                      THE LEATHER FACTORY, INC.
                     CONSOLIDATED BALANCE SHEETS


                                                                 March 31,       December 31,
                                                                   1998             1997
                                                               -------------    -------------

                            ASSETS                             (UNAUDITED)
CURRENT ASSETS:
    Cash                                                        $     13,963    $     70,496
    Cash restricted for payment on revolving credit facility         355,751         319,133
    Accounts receivable-trade, net of allowance for
        doubtful accounts of $40,000 and $28,000
         in 1998 and 1997, respectively                            1,844,189       1,865,276
    Inventory                                                      7,032,041       7,279,702
    Prepaid income taxes                                             307,766         285,970
    Deferred income taxes                                            111,759         109,411
    Other current assets                                             494,839         385,199
                                                                ------------    ------------
                            Total current assets                  10,160,308      10,315,187
                                                                ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                    2,561,861       2,534,839
  Less-accumulated depreciation and amortization                  (1,583,161)     (1,505,098)
                                                                ------------    ------------
                            Property and equipment, net              978,700       1,029,741

GOODWILL and other, net of accumulated amortization of
    $934,000 and $878,000 in 1998 and 1997, respectively           5,589,606       5,679,621
                                                                 ------------   ------------
                                                                $ 16,728,614    $ 17,024,549
                                                                 ============   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $ 1,084,750    $    942,046
   Accrued expenses and other liabilities                            373,571         559,776
   Notes payable and current maturities of
        long-term debt                                             4,574,285       4,650,742
                                                                 ------------   ------------
                            Total current liabilities              6,032,606       6,152,564
                                                                 ------------   ------------

DEFERRED INCOME TAXES                                                127,477         136,611

NOTES PAYABLE AND LONG-TERM DEBT,
    net of current maturities                                      2,502,658       2,602,728

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.10 par value; 20,000,000
        shares authorized, none issued or outstanding                   --              --
    Common stock, $0.0024 par value; 25,000,000 shares
        authorized, 9,853,161 shares issued in 1998 and 1997          23,648          23,648
    Paid-in capital                                                4,106,994       4,119,915
    Less:  Notes receivable - secured by common stock               (238,482)       (257,617)
           Unearned shares held by ESOP, 51,420 and 54,262
             shares in 1998 and 1997, respectively                  (259,510)       (273,851)
    Retained earnings                                              4,446,041       4,534,569
    Accumulated other comprehensive income                           (12,818)        (14,018)
                                                                ------------    ------------
                            Total stockholders' equity             8,065,873       8,132,646
                                                                 ------------   ------------
                                                                 $ 16,728,614   $ 17,024,549
                                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                           THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                         1998          1997
                                                     -----------   ------------

NET SALES                                            $ 5,710,832    $ 6,459,892

COST OF SALES                                          3,296,138      3,896,081
                                                     -----------    -----------

            Gross Profit                               2,414,694      2,563,811

OPERATING EXPENSES                                     2,299,894      2,397,342
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   114,800        166,469

OTHER (INCOME) EXPENSE:
    Interest expense                                     240,645        201,338
    Other, net                                            (7,761)          (844)
                                                     -----------    -----------
            Total other (income) expense                 232,884        200,494
                                                     -----------    -----------

INCOME (LOSS)  BEFORE INCOME TAXES                      (118,084)       (34,025)

PROVISION (BENEFIT)  FOR INCOME TAXES                    (29,556)         2,160
                                                     -----------    -----------
NET INCOME (LOSS)                                    $   (88,528)   $   (36,185)
                                                     ===========    ===========


EARNINGS (LOSS) PER COMMON SHARE                     $     (0.01)   $      --
                                                     ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE--Assuming Dilution  $     (0.01)   $      --
                                                     ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                      $      --      $      --
                                                     ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                           THE LEATHER FACTORY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                             1998          1997
                                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $   (88,528)   $   (36,185)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                             133,991        125,954
     Deferred financing costs                                                 53,038           --
     Deferred income taxes                                                   (12,217)       (13,134)
     Other                                                                     1,961         (1,623)
     Net changes in operating assets and liabilities:
       Accounts receivable-trade, net                                         21,087       (245,292)
       Inventory                                                             247,661        403,892
       Income taxes                                                          (21,796)        16,709
       Other current assets                                                 (109,640)        37,911
       Accounts payable                                                      142,704        260,957
       Accrued expenses and other liabilities                               (186,205)      (143,207)
                                                                         -----------    -----------
     Total adjustments                                                       270,584        442,167
                                                                         -----------    -----------

      Net cash provided by operating activities                              182,056        405,982
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (26,926)       (98,804)
  Other intangible costs                                                        --          (26,685)
                                                                         -----------    -----------

      Net cash used in investing activities                                  (26,926)      (125,489)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                           5,768,265        271,204
  Payments on notes payable and long-term debt                            (5,885,292)      (712,825)
  Increase in cash restricted for payment on revolving credit facility       (36,618)          --
  Payments received on notes secured by common stock                          19,135           --
  Deferred financing costs                                                   (77,153)          --
                                                                         -----------    -----------

      Net cash used in  financing activities                                (211,663)      (441,621)
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                              (56,533)      (161,128)

CASH, beginning of period                                                     70,496        488,192
                                                                         -----------    -----------

CASH, end of period                                                      $    13,963    $   327,064
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $   190,304    $   198,303
  Income taxes paid during the period, net of refunds                          4,457           --



   The accompanying notes are an integral part of these financial statements.


                                    THE LEATHER FACTORY, INC.
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     AND COMPREHENSIVE LOSS
                                           (UNAUDITED)
                           THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                           Notes
                            Common Stock                 Receivable                             Accumulated
                         -------------------             ----------                                Other        Total        Compre-
                          Number     Par      Paid-in    - Secured by   Unearned     Retained   Comprehensive Stockholder's  hensive
                         of         Value     Capital    Common Stock  ESOP Shares   Earnings      Income       Equity       Income
                          Shares                                                                                             (Loss)
                         --------- --------- ----------- ------------- ------------ ----------- ------------- ------------ ---------

BALANCE, December 31,
1996                     9,853,161 $23,648   $4,130,796   $  (269,305) $ (326,184)   $4,464,277   $  (295)     $8,022,937


Net loss                         -       -            -             -           -       (36,185)        -         (36,185) $(36,185)

Foreign currency
translation adjustment           -       -            -             -           -             -    (3,779)         (3,779)   (3,779)
                         --------- --------- ----------- ------------ -----------   -----------  --------      ----------  --------

BALANCE, March 31, 1997  9,853,161 $23,648   $4,130,796   $  (269,305) $ (326,184)   $4,428,092  $ (4,074)    $ 7,982,973
                         ========= =======   ==========   ===========  ==========   ===========  ========     ===========
                                                                                                                           ---------
Comprehensive income (loss) for the three months ended March 31, 1997                                                      $(39,964)
                                                                                                                           =========

BALANCE, December 31,
1997                    9,853,161   $23,648  $4,119,915   $ (257,617)  $ (273,851)  $4,534,569 $  (14,018)      8,132,646

Payments received on
notes secured by
common stock
                                -         -           -       19,135            -            -          -          19,135

Allocation of
suspended ESOP shares
committed to be
released                        -         -     (12,921)           -       14,341            -          -           1,420


Net loss                        -         -           -            -            -      (88,528)         -         (88,528) $(88,528)

Foreign currency
translation adjustment,
net of tax of $735              -         -           -            -            -            -      1,200           1,200     1,200
                        --------- --------- -----------   ----------  -----------  -----------   --------      ----------
BALANCE, March 31,
1998                    9,853,161   $23,648  $4,106,994   $ (238,482)   $(259,510)  $4,446,041   $(12,818)     $8,065,873
                        ========= ========= ===========   ==========    =========   ==========   ========      ==========

                                                                                                                           ---------
Comprehensive income (loss) for the three months ended March 31, 1998                                                     $ (87,328)
                                                                                                                           =========








   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statements and disclosures contained in the Company's 1997 Annual Report on Form 10-K ("Annual Report").



2.  INVENTORY

The components of inventory consist of the following:

                                                                         March 31,         December 31,
                                                                            1998                 1997
                                                                      ---------------     ---------------
                Finished goods held for sale                           $   5,744,464       $   5,833,002
                Raw materials and work in process                          1,287,577           1,446,700
                                                                      ===============     ===============
                                                                       $   7,032,041       $   7,279,702
                                                                      ===============     ===============



3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended March 31,
                                                               1998              1997
                                                         -----------------  ----------------
Numerator:
     Net loss                                            $       (88,528)    $     (36,185)
     Numerator for basic and diluted                     -----------------  ----------------
       earnings per share                                        (88,528)          (36,185)


Denominator:
     Denominator for basic and diluted
     earnings per share -- weighted-average shares              9,799,404         9,788,530

     Basic earnings per share                            $          (0.01)   $            -
                                                         =================  ================
     Diluted earnings per share                          $          (0.01)   $            -
                                                         =================  ================


Unexercised employee and director stock options to purchase 585,000 and 516,000 shares of common stock as of March 31, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than or equal to the average market price of the common stock during the respective periods.

Warrants (see note 9 to consolidated financial statements in the Annual Report) to acquire 100,000 shares of common stock were not included in the computations of diluted EPS because the exercise price was greater than the average market price of the common stock during the quarter ended March 31, 1998.

The 13% convertible debt (see note 3 to consolidated financial statements in the Annual Report) was not included in the computation of diluted earnings per share because the interest cost (net of tax) per assumed converted share was more than basic earnings per share and, therefore, the effect would be antidilutive.

4.  IMPACT OF NEW ACCOUNTING STANDARDS


As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires items of other comprehensive income such as unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments, and minimum pension liability adjustments to be included in comprehensive income. The Company's foreign currency translation adjustments which previously were reported separately in stockholders' equity have been included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.


In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements retroactively in 1998 if applicable. The Company operates in one broad industry and historically has not identified separate segments of its business. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's disclosures.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


General
-------
         The Leather Factory, Inc. (the "Company") is the premier distributor of leather and leathercraft products to over 40,000 customers ranging from the individual hobbyist to large retail chains. Customer groups served include: wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. The Company's products are distributed primarily through twenty-two sales/distribution units in the United States and Canada or through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in New York. Cushman manufactures and distributes; hat trims in braids, leather, and woven fabrics; small finished leather goods, such as, cigar cases, picture frames, wallets and other accessories.


Results of Operations
---------------------

                           Income Statement Comparison

         The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Loss expressed as a percentage of net sales:


                                                       Quarterly Period Ended
                                                            March 31,
                                                        1998         1997
                                                       ----------  ----------

                Net sales                               100.0%        100.0%
                Cost of sales                            57.7          60.3
                                                       ------         -----
                Gross profit                             42.3          39.7
                Operating expenses                       40.3          37.1
                                                       ------         -----
                Income from operations                    2.0           2.6
                Interest expense, net                     4.1           3.1
                                                       ------         -----
                Loss before income taxes                 (2.1)         (0.5)
                (Benefit) provision for income taxes     (0.5)          0.0
                                                       ------         -----
                Net loss                                 (1.6)%         (.5)%
                                                       ======         =====




Revenues

         Net sales decreased 11.6% to $5,710,832 during the quarter ended March 31, 1998 from $6,459,892 generated in the first quarter last year. Decreased unit sales directly to and through manufacturers and distributors to the retail craft and western markets account for approximately 40% and 37%, respectively of the decline. Negative trends have persisted since mid 1995 in these markets generally because of weak overall industry conditions. It appears the rate of decline in sales of western-related products has slowed and may be stabilizing yet long term trends are difficult to predict at this point.

         The remaining decline in sales is a result of strategic merchandising decisions implemented by the Company. Prices were selectively raised where appropriate or various low margin products are being eliminated from the Company's line entirely. These merchandising decisions account for approximately $176,000 of the decline in sales but have had a positive impact on cash flows and operating results.

         The sales of the Company are not seasonal and the quarter to quarter comparisons over the past year reflect rather uniform declines of ten percent on average. When adjusted for the planned reductions mentioned above, the first quarter decline in sales due to continued negative external forces was approximately 8.9%. The Company is working diligently to reverse these negative trends through emphasizing its growing markets and introduction of new products.

     The first quarter reduction in the adjusted decline rate was achieved through modest gains in the Company's export sales, finished leather goods sales, and sales to the saddle and tack industry. During the second quarter, the Company is implementing a new export financing program to encourage continued growth in its export sales, has introduced new saddle and tack hardware that sold out its first week in stock, is planning the opening of its 23rd sales/distribution unit in Portland this fall, and is preparing for the first national sales meeting of the Company's managers from around the country held in over two years. Management believes the Company can gradually offset the declines in the craft and western markets through these programs such that sales should be flat by the end of 1998 in spite of these conditions and is poised to take full advantage of opportunities if and when conditions improve in these markets.


Costs, Gross Profit, and Expenses

         Cost of sales as a percentage of revenue was 57.7% for the first quarter of 1998 as compared to 60.3% for the same quarter in 1997. This 2.6% reduction resulted from the Company's strategic efforts to selectively increase prices and eliminate low margin products as discussed above.

         The lower relative cost of sales percentage meant that gross profit as a percentage of sales improved to 42.3% for the three months ended March 31, 1998 as compared to only 39.7% for the same period in 1997. The Company's strategic goals include emphasis on improving gross margins so when sales are off 11.6% as the Company's were during the first quarter, gross profit declines by only a fraction of that amount. This was the case for 1998's first quarter as gross profit dollars decreased $149,117 compared to 1997's first quarter or only 5.8%.

         Operating expenses decreased $97,448 or 4.1% to $2,299,894 during the first quarter of 1998 from $2,397,342 during the quarter ended March 31, 1997. The decrease in the dollar amount of operating expenses between the two quarters resulted primarily from lower freight cost, a decrease in bad debt write-offs due to tighten credit policies, and a reduction in non-recurring professional fees with regard to the search for financing sources in 1997.

         Additional reductions in payroll related expense were made during the first quarter, but these savings were reinvested in redesigning the Company's sales strategy that should pay a return in the remainder of the year. This strategy included reorganizing the management of our sales/distribution units into geographical regions, delaying the 1998 catalog until we had time to listen to our customers, and putting our key people on the road to personally visit customers. Each region of the country is now headed by a senior manager who has extensive knowledge of our products and the leathercraft industry. These region managers are on the road a substantial amount of time, working with our field managers in order to be more attentive to our customer's needs.

Other (Income) Expense

         Other expenses increased $32,390 or 16.2% to $232,884 for the first quarter of 1998 from $200,494 during the same quarter in 1997. This increase was primarily due to higher interest expense resulting from the amortization of deferred financing costs offset somewhat by lower actual interest expense. The lower actual interest expense resulted from reduced levels of indebtedness but was partly mitigated by a higher effective interest rate from that available to the Company during the first quarter of 1997.


Net Loss

         The net loss of the Company increased $52,343 to a net loss of $88,528 during the first quarter compared to a net loss of $36,185 for the quarter a year ago. The increased loss resulted from the factors noted above regarding sales, gross profit, operating and other expenses.



Capital Resources and Liquidity
-------------------------------
         The primary sources of liquidity and capital resources during the first quarter of 1998 were funds provided by operating activities in the amount of $182,056 and borrowings on the Company's revolving credit facility with FINOVA Capital Corporation ("FINOVA").

         With the decline in sales, the Company is reducing its investment in accounts receivable and inventory which along with non-cash expenses for depreciation, amortization and deferred financing cost continued to give rise to significant operating cash flows despite the essentially flat operating results for the quarter ended March 31, 1998. Accounts receivable decreased to $1,844,189 and inventory decreased to $7,032,041 at March 31, 1998 from $1,865,276 and $7,279,702, respectively, at December 31, 1997. The sum of the cash flows from these reductions and all non-cash expenses included in the net loss for the quarter totaled $445,521.

         Inventory turned at an annual rate of only 1.84 times during the first quarter of 1998, which is below the 1997 first quarter rate of 2.07 times and the ratio of 1.98 times for all of 1997. This decrease in the turn rate indicates that further reductions in inventory are needed as of March 31, 1998 for the current level of sales. The implementation of new information systems in the Company's Fort Worth location is providing useful information that will assist in monitoring of inventory levels for the rest of 1998. This same system is currently being installed in the San Antonio location and is scheduled to be installed in all of the Company's sales/distribution units by the end of the year.

         The revolving credit facility with FINOVA is based upon the level of the Company's accounts receivable and inventory. At March 31, 1998 and December 31, 1997, the Company had additional availability on the revolving credit facility of approximately $468,500 and $377,000, respectively. As the Company's sales and operations expand requiring larger investments in accounts receivable and inventory, the Company could have almost $3,000,000 in additional funds available under the revolving credit facility.

         As discussed in the Company's previously filed, 1997 Annual Report on Form 10-K, the FINOVA loan and security agreement dated November 21, 1997 contains certain financial covenants which include a requirement to maintain: 1) a certain level of earnings before interest, taxes, depreciation and amortization ("EBITDA"); 2) a senior debt service coverage ratio; and 3) a total debt service coverage ratio. The start date for measuring these covenants was originally, January 1, 1998, with the first quarterly measurement period ending on March 31, 1998.

         The Company's strategic objectives have developed slower than projected, and therefore, EBITDA in January and February were below the target amounts. Under the EBITDA based formulas, the Company did not meet the required ratios in January or February despite strong actual operating cash flows. The Company did meet the ratios in March, but not for the quarterly measurement period then ended. The Company would have significantly exceeded the required ratios if actual operating cash flows plus interest and taxes had been used instead of EBITDA for the starting point of the calculations.

         Prior to the March 31 measurement date, the Company requested that FINOVA delay the measurement start date until March 1, 1998 and amend the required EBITDA thresholds for 1998 to account for the January and February shortfalls. FINOVA agreed to the Company's request. The Company and FINOVA entered into an Amendment to the Loan and Security Agreement dated, May 13, 1998, effective as of March 31, 1998. The amendment deletes the original start date, first quarterly measurement period, and the original EBITDA requirements for 1998. These were replaced as follows:

         Start Date:                                        March 1, 1998
         First Quarterly
           Measurement Date:                                June 30, 1998
         EBITDA Requirement for
           the first six months of 1998:   $500,000
           the second six months of 1998:  $740,000

         The AMENDMENT TO LOAN AND SECURITY AGREEMENT  dated, May 13, 1998, is
             ----------------------------------------
filed as Exhibit 4.15 to this Form 10-Q.

         The largest uses of cash beyond debt payments in the first quarter of 1998 were for the payment of deferred financing costs related to the FINOVA transaction closed on November 21, 1997 and capital expenditures. The deferred financing cost paid during the quarter totaled $77,153, and cash used for capital expenditures totaled $26,926. The capital expenditures principally relate to the new computer system installed in Fort Worth, and the warehouse fixtures purchased in the move of the Company's Tampa, Florida sales/distribution unit.

         The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of new sales/distribution units. In 1998, the funding for the opening of new units is expected to be provided by operating leases, cash flows from operating activities, and the Company's Revolving Credit Loan with FINOVA. In addition, the Company anticipates funding for completion of the computer installation in the remaining locations to be provided by capital leases.

Cautionary Statement
--------------------

         The disclosures under "-Results of Operations"; "-Capital Resources and Liquidity"; and in the Notes to Consolidated Financial Statements as provided elsewhere herein contain forward-looking statements and projections of management. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, possible negative trends in the craft and western retail markets, customer acceptance or not of existing and new products, and pricing pressures due to competitive industry conditions. Additional factors that may result in different actual results include: increased prices for leather, which is a world-wide commodity, that can not be passed on to customers for some reason, change in tax rates, change in interest rates, change in the commercial banking environment, problems with the importation of the products which the Company buys in 14 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by said countries of Most Favored Nation status with the United States of America, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

        A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K
    -------------------

        On February 6, 1998, the Company filed a Current Report on Form 8-K of The Leather Factory, Inc. (Commission file No. 1-12368) to report the refinancing of all of its indebtedness owed to Nationsbank of Texas, N.A. on a long-term basis with new lenders on November 21, 1997. The report discloses the terms and conditions of its New Senior Debt Facility with FINOVA Capital Corporation and its New Subordinated Debenture to the Schlinger Foundation .

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE LEATHER FACTORY, INC.
                                     (Registrant)


Date: May  15, 1998                  /s/ Wray Thompson
                                     -----------------
                                     Wray Thompson
                                     Chairman of the Board, President,
                                     and Chief Executive Officer



Date: May  15, 1998                  /s/ Anthony C. Morton
                                     ---------------------
                                     Anthony C. Morton
                                     Chief Financial Officer,
                                     Treasurer and Director
                                     (Chief Accounting Officer)

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

          4.7 Term Loan C Note (Term Loan C) dated November 21, 1997, in the principal amount of $1,500,000, payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as
                  Exhibit 4.5 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein. .

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

      *4.15 Amendment to Loan and Security Agreement dated May 13, 1998, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation effective as of March 31,1998.

      21.1 Subsidiaries of the Company, filed as Exhibit No. 22.1 to the 1995 Annual Report on Form 10-KSB of The Leather Factory, Inc. (Commission File No. 1-12368), filed with the Securities and Exchange Commission on March 28, 1996, and incorporated herein by reference.

      *27.1       Financial Data Schedule
  ------------
*Filed herewith.

                                  EXHIBIT 4.15

                    AMENDMENT TO LOAN AND SECURITY AGREEMENT
                    ---------------------------------------

         This AMENDMENT TO LOAN AND SECURITY AGREEMENT (this "Amendment"), dated as of May 13, 1998, is among THE LEATHER FACTORY, INC., a Delaware corporation, THE LEATHER FACTORY, INC., a Texas corporation, THE LEATHER FACTORY, INC., an Arizona corporation, HI-LINE LEATHER & MANUFACTURING COMPANY, a California corporation and ROBERTS, CUSHMAN & COMPANY, INC., a New York corporation (hereinafter referred to individually as "Borrower" and collectively as "Borrowers"), and FINOVA CAPITAL CORPORATION, a Delaware corporation ("FINOVA").

                                 R E C I T A L S
                                 ---------------

         A. Borrowers and FINOVA are parties to a certain Loan and Security Agreement dated as of November 21, 1997, as amended (the "Loan Agreement").

         B. Borrowers and FINOVA desire to amend the Loan Agreement to make certain changes in the covenants and to correct certain matters, all as set forth below.

         NOW, THEREFORE, in consideration of the mutual agreements contained herein, and subject to the terms and conditions hereof, Borrowers and FINOVA agree as follows:

         1. Definitions. All capitalized terms used but not elsewhere defined herein shall have the respective meanings ascribed to such terms in the Loan Agreement, as amended by this Amendment.

         2. Amendments to Loan Agreement. Section 6.1.13 (Financial Covenants) of the Schedule to the Loan Agreement is hereby amended as set forth below:

                  (a)      EBITDA   is  hereby  deleted  in its entirety and the
                  following is substituted in lieu thereof:

                           EBITDA.   Borrower  shall  maintain  Earnings  Before
                  Interest, Taxes, Depreciation and Amortization of not less than (i) Five Hundred Thousand and No/100 Dollars ($500,000) for the first six month period of the first Loan Year, (ii) Seven Hundred Forty Thousand and No/100 Dollars ($740,000) for the second six month period of the first Loan Year, (iii) Nine Hundred Thousand and No/100 Dollars ($900,000) for the first six month period of each Loan Year thereafter and (iv) One Million Fifty Thousand and No/100 Dollars ($1,050,000) for the second six month period of each Loan Year thereafter.

                  (b) Senior Debt Service Coverage Ratio is hereby deleted in its entirety and the following is substituted in lieu thereof:

                           Senior Debt Service  Coverage  Ratio.  As of the last
                  day of each calendar quarter ended March 31, June 30, September 30 or December 31 commencing with the calendar quarter ended June 30, 1998, Borrower's Operating Cash Flow/Actual for the consecutive 12-month period ending as of such last day must be at least 1.35 times the amount necessary to meet Borrower's Senior Contractual Debt Service for such 12-month period; provided however, that, with respect to the calculations set forth herein for the period from March 1, 1998 through December 31, 1998, Borrower's Operating Cash Flow/Actual and Senior Contractual Debt Service shall be determined beginning as of March 1, 1998 (the "Start Date")* and be measured as follows: (x) the time period from the Start Date through June 30, 1998, shall be for such amounts for such period, (y) the time period from the Start Date through September 30, 1998, shall be for such amounts for such period, and (z) the time period from the Start Date through December 31, 1998, shall be for such amounts for such period; and, provided further, that all such determinations shall be made on a consolidated basis.

                  (c) Total Debt Service Coverage Ratio is hereby deleted in its entirety and the following is substituted in lieu thereof:

                           Total Debt Service Coverage Ratio. As of the last day
                  of each calendar quarter ended March 31, June 30, September 30 or December 31 commencing with the calendar quarter ended June 30, 1998, Borrower's Operating Cash Flow/Actual for the consecutive 12-month period ending as of such last day must be at least 1.10 times the amount necessary to meet Borrower's Total Contractual Debt Service for such 12-month period; provided however, that, with respect to the calculations set forth herein for the period from March 1, 1998, through December 31, 1998, Borrower's Operating Cash Flow/Actual and Total Contractual Debt Service shall be determined beginning as of the Start Date and be measured as follows: (x) the time period from the Start Date through June 30, 1998, shall be for such amounts for such period, (y) the time period from the Start Date through September 30, 1998, shall be for such amounts for such period and (z) the time period from the Start Date through December 31, 1998, shall be for such amounts for such period; and, provided further, that all such determinations shall be made on a consolidated basis.

         3. Conditions to Effectiveness. The effectiveness of this Amendment shall be subject to the satisfaction of all of the following conditions in a manner, form and substance satisfactory to FINOVA:

                  (a) Representations and Warranties. All of the representations and warranties of Borrowers set forth in the Loan Documents shall be true and correct in all material respects.

                  (b) Approvals. The approval and/or consent shall have been obtained from all persons whose approval or consent is necessary or required to enable Borrowers to enter into this Amendment and the documents delivered in connection herewith and therewith and to perform its obligations hereunder and thereunder;

                  (c) Material Adverse Change. No event shall have occurred since December 31, 1997 which has had or reasonably could be expected to have a material adverse effect.


------------------------------
* NOTE: The definition of Start Date should be modified to correspond with the relevant fiscal quarter in which the closing occurs.

                  (d) Performance; No Default. Each Borrower shall have performed and complied with all agreements and conditions contained in the Loan Documents to be performed by or complied with by such Borrower prior to the date hereof, and no Event of Default then shall exist.

                  (e) Proceedings and Documents. All corporate and other proceedings in connection with the execution and delivery of this Amendment by Borrowers shall be satisfactory to FINOVA, and FINOVA shall have received all such counterpart originals or certified or other copies of evidence of such as FINOVA may request.

                  (f) Payment of Fees and Expenses. Borrowers shall have paid all fees and expenses of FINOVA incurred in connection with this Amendment, including, without limitation, (i) attorneys' fees and expenses and (ii) $3,000 amendment fee.

         4. References. From and after the Effective Date, all references in the Loan Agreement to (i) the "Loan and Security Agreement" shall be deemed to refer to the Loan Agreement as amended hereby and (ii) a term defined in the Loan Agreement shall be deemed to refer to such deferred term as amended by this Amendment.

         5.       Representations and Warranties.

                  (a) Each Borrower hereby confirms to FINOVA that the representations and warranties set forth in Section 5 of the Loan Agreement, as amended by this Amendment, are true and correct in all material respects as of the date hereof, and shall be deemed to be remade as of the date hereof.

                  (b)      Each Borrower represents and warrants to FINOVA that:

                           (i) such  Borrower  has full power and  authority  to
                  execute and deliver this Amendment and to perform such Borrower's obligations hereunder,

                           (ii) upon the  execution  and delivery  hereof,  this
                  Amendment will be valid, binding and enforceable upon such Borrower in accordance with its terms,

                           (iii) the  execution  and delivery of this  Amendment
                  does not and will not contravene, conflict with, violate or constitute a default under (A) the Loan Agreement, (B) any Loan Document, (C) any applicable law, rule, regulation, judgment, decree or order or any agreement, indenture or instrument to which such Borrower is a party or is bound or which is binding upon or applicable to all or any portion of such Borrower's property,

                           (iv) no Event of Default exists,

                           (v) such Borrower's property is free and clear of all
                  Liens other than Permitted Liens,

                           (vi) such  Borrower  has no  Indebtedness  except (A)
                  such Borrower's Obligations and (B) Subordinated Debt,

                           (vii) all balance sheets, all statements of operations and of changes in financial position, and other financial data which have been or shall hereafter be furnished to FINOVA for the purposes of or in connection with this Amendment have been and will be prepared in accordance with GAAP consistently applied throughout the periods involved and do and will present fairly the financial condition of the entities involved as of the dates thereof and the results of their operations for the periods covered thereby, and

                           (viii) no  material  litigation  (including,  without
                  limitation, derivative actions), arbitrations, governmental investigation or proceeding or inquiry shall, on the date hereof, be pending which was not previously disclosed in writing to FINOVA and no material adverse development shall have occurred in any litigation (including, without limitation, derivative actions), arbitration, government investigations, or proceeding or inquiry previously disclosed to FINOVA in writing.

         6. Costs and Expenses. Borrowers agree to reimburse FINOVA for all fees and expenses incurred in the preparation, negotiation and execution of this Amendment, including, without limitation, the reasonable fees and expenses of counsel for FINOVA.

         7. No Further Amendments; Ratification of Liability. Except as amended hereby, the Loan Agreement and each of the other Loan Documents shall remain in full force and effect in accordance with their respective terms. Each Borrower hereby ratifies and confirms its liabilities, obligations and agreements under the Loan Agreement and the other Loan Documents, all as amended by this Amendment, and the Liens created thereby, and acknowledges that (i) it has no defenses, claims or set-offs to the enforcement by FINOVA of such liabilities, obligations and agreements, (ii) FINOVA has fully performed all obligations to Borrowers which it may have had or has on and as of the date hereof and (iii) other than as specifically set forth herein, FINOVA does not waive, diminish or limit any term or condition contained in the Loan Agreement or the other Loan Documents. FINOVA's agreement to the terms of this Amendment shall not be deemed to establish or create a custom or course of dealing among FINOVA and Borrowers.

         8. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, and all of which, when taken together, shall constitute one and the same instrument.

         9. Further Assurances. Each Borrower covenants and agrees that it will at any time and from time to time do, execute, acknowledge and deliver, or will cause to be done, executed, acknowledged and delivered, all such further acts, documents and instruments as reasonably may be required by FINOVA in order to effectuate fully the intent of this Amendment.

         10. Governing Law. This Amendment, including without limitation enforcement of the obligations, shall be interpreted in accordance with the internal laws (and not the conflict of laws rules) of the State of Arizona governing contracts to be performed entirely within such state.

         11. Severability. If any term or provision of this Amendment or the application thereof to any party or circumstance shall be held to be invalid, illegal or unenforceable in any respect by a court of competent jurisdiction, the validity, legality and enforceability of the remaining terms and provisions of this Amendment shall not in any way be affected or impaired thereby, and the affected term or provision shall be modified to the minimum extent permitted by law so as most fully to achieve the intention of this Amendment.

         12.  Captions.   The  captions  in  this  Amendment  are  inserted  for
convenience of reference only and in no way define, describe or limit the scope or intent of this Amendment or any of the provisions hereof.

         13. Successors. This Amendment shall be binding upon each Borrower and FINOVA and their respective representatives, successors and assigns, and shall inure to the sole benefit of each Borrower and FINOVA and their respective representatives, successors and assigns.

         14. Effective Date. Upon execution by each of the parties hereto, the amendments herein shall be deemed to take effect as of March 31, 1998.

                [remainder of this page intentionally left blank]

         IN WITNESS WHEREOF, this Amendment has been executed and delivered by each of the parties hereto by a duly authorized officer of each such party on the date first set forth above.

                    THE LEATHER FACTORY, INC., a Delaware corporation, THE LEATHER FACTORY, INC., a Texas corporation, THE LEATHER FACTORY, INC., an Arizona corporation, HI-LINE LEATHER & MANUFACTURING COMPANY, a California corporation, and ROBERTS CUSHMAN & COMPANY, INC., a New York corporation

                             By:      /s/Anthony C. Morton
                                      -----------------------------------------
                             Name:     Anthony C. Morton
                             Title:   Chief Financial Officer & Treasurer

                             FINOVA CAPITAL CORPORATION, a Delaware corporation

                             By:      /s/Kenneth Sepp
                                      -----------------------------------------
                             Name:    Kenneth Sepp
                             Title:   V.P.

                                  EXHIBIT 27.1