Form 10-Q
period 1998-06-30
LEATHER FACTORY INC
filed 1998-08-14
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

or

[  ]   Transition report pursuant to section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                       75-2543540
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation organization)                              Identification Number)





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

                                    Yes X   No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             Class                             Shares outstanding as of August 14, 1998
----------------------------------------       ----------------------------------------
Common Stock, par value $.0024 per share                          9,853,161



                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Consolidated  Balance Sheets
   June  30, 1998 and December 31, 1997................................       3

   Consolidated Statements of Income (Loss)
   Three and six months ended June 30, 1998 and 1997...................       4

   Consolidated Statements of Cash Flows
   Six months ended June 30, 1998 and 1997.............................       5

   Consolidated Statements of Stockholders' Equity and
    Comprehensive Income (Loss)
   Six months ended June 30, 1998 and 1997.............................       6

   Notes to Consolidated Financial Statements..........................      7-8


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................     9-13


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders..........       14

  Item 6. Exhibits and Reports on Form 8-K.............................       14


SIGNATURES.............................................................       15


EXHIBIT INDEX..........................................................    16-17



                      THE LEATHER FACTORY, INC.
                     CONSOLIDATED BALANCE SHEETS



                                                                    June 30,    December 31,
                                                                     1998            1997
                                                                ------------    ------------
                                    ASSETS                        (UNAUDITED)

CURRENT ASSETS:
    Cash                                                        $    307,886    $     70,496
    Cash restricted for payment on revolving credit facility         200,606         319,133
    Accounts receivable-trade, net of allowance for
        doubtful accounts of $51,000 and $28,000
         in 1998 and 1997, respectively                            1,923,471       1,865,276
    Inventory                                                      7,172,492       7,279,702
    Prepaid income taxes                                             294,929         285,970
    Deferred income taxes                                            117,020         109,411
    Other current assets                                             594,247         385,199
                                                                ------------    ------------
                            Total current assets                  10,610,651      10,315,187
                                                                ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                    2,591,158       2,534,839
  Less-accumulated depreciation and amortization                  (1,661,218)     (1,505,098)
                                                                ------------    ------------
                            Property and equipment, net              929,940       1,029,741

GOODWILL and other, net of accumulated amortization of
    $988,000 and $878,000 in 1998 and 1997, respectively           5,477,410       5,679,621
                                                                ------------    ------------
                                                                $ 17,018,001    $ 17,024,549
                                                                ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                            $  1,337,668    $    942,046
    Accrued expenses and other liabilities                           468,817         559,776
    Notes payable and current maturities of
        long-term debt                                             4,657,283       4,650,742
                                                                ------------    ------------
                            Total current liabilities              6,463,768       6,152,564
                                                                ------------    ------------

DEFERRED INCOME TAXES                                                118,963         136,611

NOTES PAYABLE AND LONG-TERM DEBT,
    net of current maturities                                      2,402,415       2,602,728

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.10 par value; 20,000,000
        shares authorized, none issued or outstanding                   --              --
    Common stock, $0.0024 par value; 25,000,000 shares
        authorized, 9,853,161 shares issued in 1998 and 1997          23,648
                                                                                      23,648
    Paid-in capital                                                4,092,717       4,119,915
    Less:  Notes receivable - secured by common stock               (234,250)       (257,617)
           Unearned shares held by ESOP, 48,280 and 54,262
             shares in 1998 and 1997, respectively                  (243,662)       (273,851)
    Retained earnings                                              4,412,497       4,534,569
    Accumulated other comprehensive income                           (18,095)        (14,018)
                                                                ------------    ------------
                            Total stockholders' equity             8,032,855       8,132,646
                                                                ------------    ------------
                                                                $ 17,018,001    $ 17,024,549
                                                                ============    ============



   The accompanying notes are an integral part of these financial statements.




                           THE LEATHER FACTORY, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                              THREE MONTHS                   SIX MONTHS

                                                           1998           1997           1998            1997
                                                      ------------    ------------   ------------    ------------

NET SALES                                             $  5,471,463    $  6,526,992   $ 11,182,295    $ 12,986,884

COST OF SALES                                            3,044,623       3,787,708      6,340,761       7,683,789
                                                      ------------    ------------   ------------    ------------

      Gross Profit                                       2,426,840       2,739,284      4,841,534       5,303,095

OPERATING EXPENSES                                       2,192,639       2,304,413      4,492,533       4,701,755
                                                      ------------    ------------   ------------    ------------

INCOME FROM OPERATIONS                                     234,201         434,871        349,001         601,340

OTHER (INCOME) EXPENSE:
    Interest expense                                       259,702         217,429        500,347         418,767
    Other, net                                             (16,040)          4,132        (23,801)          3,288
                                                      ------------    ------------   ------------    ------------
      Total other (income) expense                         243,662         221,561        476,546         422,055
                                                      ------------    ------------   ------------    ------------

INCOME (LOSS)  BEFORE INCOME TAXES                          (9,461)        213,310       (127,545)        179,285

PROVISION (BENEFIT)  FOR INCOME TAXES                       24,083         125,452         (5,473)        127,612
                                                      ------------    ------------   ------------    ------------

NET INCOME (LOSS)                                     $    (33,544)   $     87,858   $   (122,072)   $     51,673
                                                      ============    ============   ============    ============



EARNINGS (LOSS) PER COMMON SHARE                      $       --      $       0.01   $      (0.01)   $       0.01

                                                      ============    ============   ============    ============

EARNINGS (LOSS) PER COMMON SHARE--Assuming Dilution   $       --              0.01          (0.01)           0.01

                                                      ============    ============   ============    ============

DIVIDENDS PAID PER COMMON SHARE                       $       --      $       --     $       --      $       --
                                                      ============    ============   ============    ============










   The accompanying notes are an integral part of these financial statements.



                           THE LEATHER FACTORY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                                             1998            1997
                                                                         ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $   (122,072)   $     51,673
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                              266,570         257,532
     (Gain) loss on sales of assets                                            (9,118)           --
     Deferred financing costs                                                 109,582            --
     Deferred income taxes                                                    (25,257)          6,457
     Other                                                                      2,600          (1,614)
     Net changes in operating assets and liabilities:
       Accounts receivable-trade, net                                         (58,195)       (405,003)
       Inventory                                                              107,210         470,055
       Income taxes                                                            (8,959)        114,710
       Other current assets                                                  (209,048)         56,096
       Accounts payable                                                       395,622         318,876
       Accrued expenses and other liabilities                                 (90,959)        (56,190)
                                                                         ------------    ------------
     Total adjustments                                                        480,048         760,919
                                                                         ------------    ------------

      Net cash provided by operating activities                               357,976         812,592
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (56,642)       (170,165)
  Proceeds from sales of assets                                                10,000            --
  Other intangible costs                                                         (441)        (32,061)
                                                                         ------------    ------------

      Net cash used in investing activities                                   (47,083)       (202,226)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                           11,390,113         302,957
  Payments on notes payable and long-term debt                            (11,464,883)     (1,101,863)
  Decrease in cash restricted for payment on revolving credit facility        118,527            --
  Payments received on notes secured by common stock                           23,367            --
  Deferred financing costs                                                   (140,627)           --
                                                                         ------------    ------------

      Net cash used in  financing activities                                  (73,503)       (798,906)
                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH                                               237,390        (188,540)

CASH, beginning of period                                                      70,496         488,192
                                                                         ------------    ------------

CASH, end of period                                                      $    307,886    $    299,652
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $    378,265    $    422,555
  Income taxes paid during the period, net of refunds                          25,507           6,445



   The accompanying notes are an integral part of these financial statements.

                                  THE LEATHER FACTORY, INC.
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 AND COMPREHENSIVE INCOME (LOSS)
                                           (UNAUDITED)
                             SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                               Common Stock                  Notes
                           ------------------              Receivable
                            Number     Par      Paid-in   - Secured by   Unearned     Retained
                            of Shares  Value    Capital   Common Stock  ESOP Shares   Earnings
                           --------- --------  ---------- ------------  -----------   ----------
BALANCE, December 31,      9,853,161 $ 23,648  $4,130,796 $   (269,305) $  (326,184)  $4,464,277
1996

Net Income                         -        -           -            -            -       51,673

Foreign currency
translation adjustment             -        -           -            -            -            -
                           --------- --------  ---------- ------------  -----------   ----------
BALANCE, June 30, 1997     9,853,161 $ 23,648  $4,130,796 $   (269,305) $  (326,184)  $4,515,950
                           ========= ========  ========== ============  ===========   ==========


BALANCE, December 31,      9,853,161 $ 23,648  $4,119,915 $   (257,617) $  (273,851)  $4,534,569
1997

Payments received on notes
secured by common stock            -        -           -       23,367            -            -

Allocation of suspended
ESOP shares committed to
be released                        -        -     (27,198)           -       30,189            -

Net loss                           -        -           -            -            -     (122,072)

Foreign currency
translation adjustment,
net of tax of ($2,499)            -         -           -            -            -            -
                           --------- --------  ---------- ------------  -----------   ----------
BALANCE, June 30, 1998     9,853,161 $ 23,648  $4,092,717 $   (234,250) $  (243,662)  $4,412,497
                           ========= ========  ========== ============  ===========   ==========


                                    Accumulated
                                    Other             Total
                                    Comprehensive  Stockholder's   Comprehensive
                                      Income          Equity       Income (Loss)
                                    -------------  -------------  -------------
BALANCE, December 31,                $        (295) $   8,022,937
1996

Net Income                                       -         51,673  $     51,673

Foreign currency
translation adjustment                      (3,223)        (3,223)       (3,223)
                                     -------------  -------------

BALANCE, June 30, 1997               $      (3,518) $   8,071,387
                                     =============  =============
                                                                   ------------
 Comprehensive income (loss)for the six months ended June 30, 1997 $     48,450
                                                                   ============

BALANCE, December 31,                $     (14,018) $   8,132,646
1997

Payments received on notes
secured by common stock                          -         23,367

Allocation of suspended
ESOP shares committed to
be released                                      -          2,991

Net loss                                         -       (122,072) $   (122,072)

Foreign currency
translation adjustment,
net of tax of ($2,499)                      (4,077)        (4,077)       (4,077)
                                     -------------  -------------
BALANCE, June 30, 1998               $     (18,095) $   8,032,855
                                     =============  =============
                                                                   ------------
 Comprehensive income (loss)for the six months ended June 30, 1998 $   (126,149)
                                                                   ============
     The accompanying notes are an integral part of these financial statements.
                                         6

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statements and disclosures contained in the Company's 1997 Annual Report on Form 10-K ("Annual Report").


2.  INVENTORY

The components of inventory consist of the following:

                                                                 June 30,         December 31,
                                                                   1998                 1997
                                                             ---------------     ---------------

                Finished goods held for sale                  $   5,839,035       $   5,833,002
                Raw materials and work in process                 1,333,457           1,446,700
                                                             ===============     ===============
                                                              $   7,172,492       $   7,279,702
                                                             ===============     ===============

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended                  Six Months Ended
                                                             June 30,                          June 30,
                                                  ---------------------------       -----------------------------
                                                    1998             1997              1998              1997
                                                  ----------      -----------       -----------       -----------

Numerator for basic and
 diluted earnings per share:
   Net income (loss)                              $  (33,544)      $   87,858       $  (122,072)      $    51,673
                                                  ==========       ==========       ===========       ===========



Denominator for basic and
 diluted earnings per share:
   Weighted-average shares outstanding             9,802,259        9,788,530         9,800,832         9,788,530


Basic earnings per share                          $        -       $     0.01       $     (0.01)      $       0.01
                                                  ==========       ==========       ===========       ============

Diluted earnings per share                        $        -       $     0.01       $     (0.01)      $       0.01
                                                  ==========       ==========       ===========       ============


Unexercised employee and director stock options to purchase 585,000 and 535,000 shares of common stock as of June 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than or equal to the average market price of the common stock during the respective periods.

Warrants (see note 9 to consolidated financial statements in the Annual Report and Subsequent Event under Item 2 of this Report on Form 10-Q) to acquire 300,000 shares of common stock were not included in the computations of diluted EPS because the exercise price was greater than the average market price of the common stock during the quarter ended June 30, 1998.

The 13% convertible debt (see note 3 to consolidated financial statements in the Annual Report) was not included in the computation of diluted earnings per share because the interest cost (net of tax) per assumed converted share was more than basic earnings per share and, therefore, the effect would be antidilutive.

4.  COMPREHENSIVE INCOME



The following table sets forth the computation of comprehensive income:


                                                       Three Months Ended              Six Months Ended
                                                           June 30,                        June 30,
                                                  ---------------------------    ---------------------------
                                                      1998            1997          1998            1997
                                                  -----------      -----------   -----------      ----------


       Net income (loss)                          $   (33,544)     $   87,858    $  (122,072)     $  51,673
       Other comprehensive income:
         Translation adjustment, net of tax            (5,277)            556         (4,077)        (3,223)
                                                  -----------      ----------    -----------      ---------
       Comprehensive income                       $   (38,821)     $   88,414    $  (126,149)     $  48,450
                                                  ===========      ==========    ===========      =========



5.  IMPACT OF NEW ACCOUNTING STANDARDS


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

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


General

         The Leather Factory, Inc. (the "Company") is the premier distributor of leather and leathercraft products to over 40,000 customers ranging from the individual hobbyist to large retail chains. Customer groups served include: wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. The Company operates in one broad industry segment and distributes products through twenty-two sales/distribution units in the United States and Canada or through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in New York. Cushman manufactures and distributes hat trims in braids, leather, and woven fabrics; and small finished leather goods, such as cigar cases, picture frames, wallets and other accessories.


Results of Operations

                                               Income Statement Comparison


         The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income (Loss) expressed as a percentage of net sales:


                                                         Quarterly Period Ended          Six Months Ended
                                                                 June 30,                    June 30,
                                                         ----------------------        ----------------------
                                                           1998           1997           1998           1997
                                                         -------        -------         ------         ------

         Net sales                                       100.0%          100.0%         100.0%         100.0%
         Cost of sales                                    55.6            58.0           56.7           59.2
                                                         -------        -------         -------        ------
         Gross profit                                     44.4            42.0           43.3           40.8
         Operating expenses                               40.1            35.3           40.2           36.2
                                                         -------        -------         -------        ------
         Income from operations                            4.3             6.7            3.1            4.6
         Interest expense and other, net                   4.5             3.4            4.3            3.2
                                                         -------        -------         -------        ------
         Income (loss) before income taxes                (0.2)            3.3           (1.2)           1.4
         (Benefit) provision for income taxes              0.4             1.9           (0.1)           1.0
                                                         -------        -------         -------        ------
         Net income (loss)                                (0.6)%           1.4%          (1.1)%          0.4%
                                                         =======        =======         =======        ======


Revenues

         For the quarter and six months ended June 30, 1998, net sales decreased 16.2% and 13.9%, respectively compared to the same interim periods in 1997. The declines reflect decreased unit sales to manufacturers, shoe-finders, distributors and retailers resulting from: weak overall industry conditions in the retail craft and western apparel markets; strategic merchandising decisions; and the economic crisis in Asia. These decreases were offset by gains in unit sales to customers in the Company's institutional markets. The following table sets forth the approximate percentage of the overall decline represented by each of the above:

                                                       Interim Periods Ended
                                                            June 30, 1998
                                                     ------------------------
                                                      Three         Six
                                                      Months        Months
                                                     ----------   -----------
         Craft markets                                  -40%        -41%
         Western apparel markets                        -30%        -33%
         Strategic merchandising decisions              -36%        -30%
         Asian economic difficulties                     -7%         -4%
         Institutional markets                          +13%         +8%
                                                     ==========    ==========
                                                        -100%        -100%


         The sales declines from strategic merchandising decisions were expected. The Company's analysis showed certain products did not produce adequate margins for the selling expense and risks associated with them. Therefore, prices were selectively raised where appropriate or products were eliminated from the Company's line entirely. These merchandising decisions account for approximately $374,000 and $550,000, respectively, of the declines for the three and six month periods ended June 30, 1998, compared to the same periods in 1997.

         When adjusted for the above expected declines, sales decreases due to continued negative external forces were approximately 10.4% and 9.7%, respectively, for the quarter and six month periods ended June 30, 1998, compared to the same interim periods in 1997. These declines continue trends that have existed over the past two to three years. To combat such negative trends, the Company is investing working capital from eliminated product lines into its growing markets and new product development.

         These efforts are reflected by gains achieved in the Company's sales to institutional customers, expansion of the Company's finished leather goods product line, and introduction of several new products. The Company also sees opportunities for growth in export sales although economic conditions in Asia resulted in a slight decline in second quarter exports compared to last year's second quarter. This brought year to date export sales essentially even with levels for the first six months of 1997.

Costs, Gross Profit, and Expenses

         Cost of sales as a percentage of revenue was 55.6% for the second quarter of 1998 as compared to 58.0% for the same quarter in 1997. Cost of sales percentages for the six months ended June 30, 1998 and 1997, were 56.7% and 59.2%, respectively. These 2.4% and 2.5% reductions for the respective three and six month periods resulted from improved product mix and the Company's strategic efforts to selectively increase prices and eliminate low margin products as discussed above.

         Lower relative cost of sales percentages meant that gross profit as a percentage of sales improved to 44.4% and 43.3% for the respective three and six month periods ended June 30, 1998, as compared to only 42.0% and 40.8% for the same periods in 1997. The Company's strategy for combating declining sales includes emphasis on improved gross margins so that the decline in gross profit is proportionately less than the revenue decline. Accordingly, gross profit dollars decreased $312,444 or only 11.4% and $461,561 or only 8.7% for the quarterly and six month periods ended June 30, 1998, compared to the respective 1997 periods.

         Operating expenses decreased $111,774 or 4.9% to $2,192,639 during the second quarter of 1998 from $2,304,413 during the quarter ended June 30, 1997. The decrease in the dollar amount of operating expenses between the two quarters resulted primarily from lower freight, payroll related and insurance costs; offset by higher advertising expenditures and increased bad debt write-offs. For the six months ended June 30, 1998, operating expenses declined $209,222 or 4.5% compared to the six months ended June 30, 1997. The decrease in the dollar amount of operating expenses between the two six month periods resulted primarily from lower freight, payroll related and insurance costs; decreased bad-debt write-offs; and a reduction in non-recurring professional fees associated with the search for financing sources in 1997.

Other (Income) Expense

         Other expenses increased $22,101 or 10.0% to $243,662 for the second quarter of 1998 from $221,561 during the same quarter in 1997. The increase was primarily due to higher interest expense resulting from the amortization of deferred financing costs offset by non-recurring other income in the amount of $20,000. Other expenses increased $54,491 or 12.9% to $476,546 for the first six months of 1998 from $422,055 during the same period in 1997. The increase was primarily due to higher interest expense resulting from the amortization of deferred financing costs offset by non-recurring other income in the amount of $27,000.

Net Income (Loss)

         The Company reported a net loss for the three and six month periods ended June 30, 1998, in the amounts of $33,544 and $122,072, respectively as compared to net income of $87,858 and $51,673 in the corresponding periods during 1997. The decreased operating results for such periods resulted from the factors noted above regarding sales, gross profit, operating and other expenses.


Outlook

         The statements contained in this Outlook section are based upon management's current expectations and contain forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

         The Company believes that opportunities exist to use its size and competitive advantages to increase market share in: the core leathercraft, institutional and saddle and tack businesses; and the leather accessories and travelware markets. To effectively cover North America, the Company plans to resume its internal expansion program opening two to four new Leather Factory distribution units a year over the next five years. The grand opening in Portland, Oregon is scheduled for early fourth quarter.

         Management believes the Company's steady expansion with emphasis on its more profitable markets and service to its customers will gradually offset the sales declines experienced in the last three years and provide the critical mass needed to return the Company to its historical profit trends. Meanwhile, the Company is poised to take advantage of cyclical improvements in the retail craft and western markets if and when they occur which is difficult to predict.


Capital Resources and Liquidity

         The primary sources of liquidity and capital resources during the first six months of 1998 were net funds provided by operating activities in the amount of $357,976, a decrease in restricted cash in the amount of $118,527 and borrowings on the Company's revolving credit facility with FINOVA Capital Corporation ("FINOVA"). The Company's unrestricted cash increased to $307,886 at June 30, 1998 from $70,496 at December 31, 1997. This increase was primarily the result of cash generated by operating activities and the decrease in restricted cash offset by capital expenditures, payment of deferred financing costs and net repayments of debt.

         With the decline in sales, the Company is reducing its investment in inventory which along with non-cash expenses for depreciation, amortization and deferred financing cost continue to give rise to significant operating cash flows despite the essentially flat operating results for the first six months of 1998. Inventory decreased to $7,172,492 at June 30, 1998, from $ $7,279,702 at
December 31, 1997. The sum of the cash flows from this reduction and all non-cash expenses included in the net loss for the six month period totaled $445,521. Other significant operating cash flow resulted from an increase of $395,622 in accounts payable to vendors at June 30, 1998 compared to the balance at December 31, 1997.

         These operating cash flows were partially used to fund increases in accounts receivable of $58,195 and other current assets, principally prepaid expenses, of $209,048 at June 30, 1998, compared to the balances at December 31, 1997. Other significant uses of operating cash flows were to reduce accrued expenses and other liabilities to $468,817 at June 30, 1998 compared to $559,776 at December 31, 1997.

         The revolving credit facility with FINOVA is based upon the level of the Company's accounts receivable and inventory. At June 30, 1998 and December 31, 1997, the Company had additional availability on the revolving credit facility of approximately $189,715 and $377,000, respectively. As the Company's sales and operations expand requiring larger investments in accounts receivable and inventory, the Company could have almost $3,000,000 in additional funds available under the revolving credit facility.

         The largest non-operating uses of cash beyond debt payments in the first six months of 1998 were for the payment of deferred financing costs related to the FINOVA transaction closed on November 21, 1997 and capital expenditures. The deferred financing cost paid during the six month period totaled $140,627, and cash used for capital expenditures totaled $56,642. The capital expenditures principally relate to the new computer system installed in Fort Worth, warehouse fixtures and other equipment additions or replacements at various sales/distribution units.

         The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations, meet debt obligations and fund the opening of new sales/distribution units. In 1998, the funding for the opening of new units is expected to be provided by operating leases, cash flows from operating activities, and the Company's Revolving Credit Loan with FINOVA. In addition, the Company anticipates funding for completion of the computer installation in the remaining locations to be provided by capital leases.


Subsequent Event

         On July 30, 1998, the Company announced that it had reached an agreement with Evert I. Schlinger, President of the Schlinger Foundation, to serve as an advisor to the Company in analyzing financing alternatives and evaluating locations with regard to the Company's expansion plans.

         As previously reported, The Schlinger Foundation is the holder of the Company's $1,000,000 subordinated debt that is partially convertible into common stock. Pursuant to the terms of the new consulting agreement, Mr. Schlinger will serve in his advisory capacity for the next eighteen months to be compensated by the issuance of a warrant to acquire common stock. The warrant agreement provides for issuance of 200,000 shares of the Company's common stock at the market value on the date of grant. The warrant will have a five year term. Copies of the final agreement and warrant will be filed as Exhibits to the Company's Third quarter report on Form 10-Q.

Cautionary Statement

         The disclosures under "-Results of Operations"; "-Outlook"; "-Capital Resources and Liquidity"; and in the Notes to Consolidated Financial Statements as provided elsewhere herein contain forward-looking statements and projections of management. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, continued negative trends in the craft and western retail markets, customer acceptance or not of existing and new products, and pricing pressures due to competitive industry conditions. Additional factors that may result in different actual results include: increased prices for leather, which is a world-wide commodity, that can not be passed on to customers for some reason, change in tax rates, change in interest rates, change in the commercial banking environment, problems with the importation of the products which the Company buys in 14 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by said countries of Most Favored Nation status with the United States of America, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        On May 21, 1998 the Annual Meeting of the Stockholders of the Company was held in the El Dorado room at the Arlington Hilton Hotel, Arlington, Texas to consider and act on the following matter:

        (1) To elect the following individuals to serve as directors until the Company's 1999 Annual Meeting of Stockholders or until their successors are duly elected and qualified:


               Wray Thompson                        Anthony C. Morton
               Ronald C. Morgan                     H. W. "Hub" Markwardt
               Robin L. Morgan                      Joseph R. Mannes
               William M. Warren                    John Tittle, Jr.


        As to item (1) above, the following table depicts the votes cast for and against, as well as those which abstained from voting, as to the election of the aforementioned individuals as a director of the Company as noted above:


                                         For          Against      Abstaining
                                      ---------       -------      ----------

        Wray Thompson                 9,269,349        3,559         33,200
        Ronald C. Morgan              9,269,249        3,659         33,200
        Robin L. Morgan               9,269,349        3,559         33,200
        William M. Warren             9,269,349        3,559         33,200
        Anthony C. Morton             9,269,249        3,659         33,200
        H. W. "Hub" Markwardt         9,269,349        3,559         33,200
        Joseph R. Mannes              9,268,049        4,859         33,200
        John Tittle, Jr.              9,268,549        4,359         33,200

The foregoing matters are described in detail in the Company's proxy statement dated April 21, 1998 for the 1998 Annual Meeting of Stockholders.


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



                                       THE LEATHER FACTORY, INC.
                                       (Registrant)


Date: August 14, 1998                  /s/ Wray Thompson
                                       -----------------
                                           Wray Thompson
                                           Chairman of the Board, President,
                                           and Chief Executive Officer



Date: August 14, 1998                  /s/ Anthony C. Morton
                                       ---------------------
                                           Anthony C. Morton
                                           Chief Financial Officer,
                                           Treasurer and Director
                                           (Chief Accounting Officer)

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
     Exhibit
     Number                        Description
     -------                       ------------

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

     4.1 Loan and Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation, filed as Exhibit 4.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.2 Revolving Note (Revolving Credit Loan) dated November 21, 1997, in the principal amount of $7,000,000, payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as Exhibit 4.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.3 Term Loan A Note (Term Loan A) dated November 21, 1997, in the principal amount of $400,000, payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as Exhibit 4.3 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.4 Term Loan C Note (Term Loan C) dated November 21, 1997, in the principal amount of $1,500,000, payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as Exhibit 4.5 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.5 Subordination Agreement dated November 21, 1997, by and between FINOVA Capital Corporation, The Schlinger Foundation, The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, and Roberts, Cushman & Company, Inc., a New York corporation filed as
          Exhibit 4.6 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.6 Pledge Agreement dated November 21, 1997, by and between Ronald C. Morgan and Robin L. Morgan and FINOVA Capital Corporation filed as
          Exhibit 4.7 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.7 Patent Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.8 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                                   (CONTINUED)


     Exhibit
     Number                        Description
     -------                       -----------


     4.8 Trademark Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.9 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.9 Copyright Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.10 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.10 Promissory Note (Subordinated Debenture) dated November 14, 1997, in the principal amount of $1,000,000, payable to the order of The Schlinger Foundation, which matures December 1, 1999 filed as Exhibit
          4.11 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.11 Pledge and Security Agreement dated November 14, 1997, by and between The Schlinger Foundation and J. Wray Thompson, Sr. filed as Exhibit
          4.12 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.12 Amendment to Loan and Security Agreement dated May 13, 1998, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation effective as of March 31,1998 filed as Exhibit 4.15 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on May 15, 1998, and incorporated by reference herein.


     21.1 Subsidiaries of the Company, filed as Exhibit No. 22.1 to the 1995 Annual Report on Form 10-KSB of The Leather Factory, Inc. (Commission File No. 1-12368), filed with the Securities and Exchange Commission on March 28, 1996, and incorporated herein by reference.

    *27.1 Financial Data Schedule
  ------------
*Filed herewith.

                                  EXHIBIT 27.1