Form 10-Q
period 1998-09-30
LEATHER FACTORY INC
filed 1998-11-12
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______  to _____

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


             Class                           Shares outstanding as of November 12, 1998
----------------------------------------     ------------------------------------------
Common Stock, par value $.0024 per share                           9,853,161



                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS
                                -----------------

                                                                                    PAGE NO.
                                                                                    --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     September 30, 1998 and December 31, 1997.........................................  3

    Consolidated Statements of Income (Loss)
     Three and nine months ended September 30, 1998 and 1997..........................  4

    Consolidated Statements of Cash Flows
     Nine months ended September 30, 1998 and 1997....................................  5

    Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
     Nine months ended September 30, 1998 and 1997....................................  6

    Notes to Consolidated Financial Statements........................................  7-8


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................................  9-13


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...........................................................  14

  Item 5. Other Matters...............................................................  14

  Item 6. Exhibits and Reports on Form 8-K............................................  15


SIGNATURES............................................................................  15


EXHIBIT INDEX.........................................................................  16-17






                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                 September 30,  December 31,
                                                                     1998            1997
                                                                 ------------   ------------
                                    ASSETS                         (UNAUDITED)

CURRENT ASSETS:
    Cash                                                        $    213,642    $     70,496
    Cash restricted for payment on revolving credit facility         283,652         319,133
    Accounts receivable-trade, net of allowance for
        doubtful accounts of $44,000 and $28,000
         in 1998 and 1997, respectively                            2,051,822       1,865,276
    Inventory                                                      7,254,700       7,279,702
    Prepaid income taxes                                             265,475         285,970
    Deferred income taxes                                            115,200         109,411
    Other current assets                                             397,440         385,199
                                                                ------------    ------------
                            Total current assets                  10,581,931      10,315,187
                                                                ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                    2,646,582       2,534,839
  Less-accumulated depreciation and amortization                  (1,738,971)     (1,505,098)
                                                                ------------    ------------
                            Property and equipment, net              907,611       1,029,741

GOODWILL and other, net of accumulated amortization of
    $1,043,000 and $878,000 in 1998 and 1997, respectively         5,406,559       5,679,621
                                                                ------------    ------------
                                                                $ 16,896,101    $ 17,024,549
                                                                ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                            $  1,243,237    $    942,046
    Accrued expenses and other liabilities                           464,923         559,776
    Notes payable and current maturities of
        long-term debt                                             4,698,724       4,650,742
                                                                ------------    ------------
                            Total current liabilities              6,406,884       6,152,564
                                                                ------------    ------------

DEFERRED INCOME TAXES                                                110,767         136,611

NOTES PAYABLE AND LONG-TERM DEBT,
    net of current maturities                                      2,301,994       2,602,728

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.10 par value; 20,000,000
        shares authorized, none issued or outstanding                   --              --
    Common stock, $0.0024 par value; 25,000,000 shares
        authorized, 9,853,161 shares issued in 1998 and 1997          23,648          23,648
    Paid-in capital                                                4,118,496       4,119,915
    Less:  Notes receivable - secured by common stock               (231,225)       (257,617)
           Unearned shares held by ESOP, 45,188 and 54,262
             shares in 1998 and 1997, respectively                  (228,056)       (273,851)
    Retained earnings                                              4,418,411       4,534,569
    Accumulated other comprehensive loss                             (24,818)        (14,018)
                                                                ------------    ------------
                            Total stockholders' equity             8,076,456       8,132,646
                                                                ------------    ------------
                                                                $ 16,896,101    $ 17,024,549
                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                 THREE MONTHS                      NINE MONTHS

                                                              1998            1997            1998              1997
                                                         ------------    ------------    -------------   --------------

NET SALES                                                $  5,628,895    $  6,353,582    $ 16,811,190    $   19,340,466

COST OF SALES                                               3,146,647       3,659,591       9,487,408        11,343,380
                                                         ------------    ------------    ------------    --------------

      Gross Profit                                          2,482,248       2,693,991       7,323,782         7,997,086

OPERATING EXPENSES                                          2,186,063       2,293,706       6,678,596         6,995,461
                                                         ------------    ------------    ------------    --------------

INCOME FROM OPERATIONS                                        296,185         400,285         645,186         1,001,625

OTHER (INCOME) EXPENSE:
  Interest expense                                            250,841         214,871         751,188           633,638
   Other, net                                                   3,580         (17,649)        (20,221)          (14,361)
                                                         ------------    ------------    ------------    --------------
      Total other (income) expense                            254,421         197,222         730,967           619,277
                                                         ------------    ------------    ------------    --------------

INCOME (LOSS)  BEFORE INCOME TAXES                             41,764         203,063         (85,781)          382,348

PROVISION  FOR INCOME TAXES                                    35,850         110,624          30,377           238,236
                                                         ------------    ------------    ------------    --------------

NET INCOME (LOSS)                                               5,914          92,439        (116,158)          144,112
                                                         ============    ============    ============    ==============


EARNINGS (LOSS) PER COMMON SHARE                         $       --      $       0.01    $      (0.01)   $         0.01

                                                         ============    ============    ============    ==============
EARNINGS (LOSS) PER COMMON SHARE--Assuming Dilution      $       --      $       0.01    $      (0.01)   $         0.01

                                                         ============    ============    ============    ==============

DIVIDENDS PAID PER COMMON SHARE                          $       --      $       --      $       --      $         --
                                                         ============    ============    ============    ==============








      The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                              1998            1997
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $   (116,158)   $    144,112
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                              399,104         390,659
     (Gain) loss on sales of assets                                            (9,118)        (16,071)
     Deferred financing costs                                                 165,854            --
     Deferred income taxes                                                    (31,633)        (18,776)
     Other                                                                      4,472            (678)
     Net changes in operating assets and liabilities:
       Accounts receivable-trade, net                                        (186,546)       (344,456)
       Inventory                                                               25,002         268,785
       Income taxes                                                            20,495         254,795
       Other current assets                                                   (12,241)         57,635
       Accounts payable                                                       301,191         302,438
       Accrued expenses and other liabilities                                 (94,853)        (19,142)
                                                                         ------------    ------------
     Total adjustments                                                        581,727         875,189
                                                                         ------------    ------------

      Net cash provided by operating activities                               465,569       1,019,301
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (112,583)       (200,976)
  Proceeds from sales of assets                                                10,000          26,841
  Other intangible costs                                                       (1,728)        (32,061)
                                                                         ------------    ------------

      Net cash used in investing activities                                  (104,311)       (206,196)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                           16,935,061         302,957
  Payments on notes payable and long-term debt                            (17,009,311)     (1,118,140)
  Decrease in cash restricted for payment on revolving credit facility         35,481            --
  Payments received on notes secured by common stock                           26,392            --
  Deferred financing costs                                                   (205,735)           --
                                                                         ------------    ------------

      Net cash used in  financing activities                                 (218,112)       (815,183)
                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH                                               143,146          (2,078)

CASH, beginning of period                                                      70,496         488,192
                                                                         ------------    ------------
CASH, end of period                                                      $    213,642    $    486,114
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $    594,390    $    562,325
  Income taxes paid during the period, net of refunds                          34,895           2,217


   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                     Common Stock                  Notes
                                  ------------------              Receivable
                                  Number     Par      Paid-in   - Secured by   Unearned      Retained
                                  of Shares  Value    Capital   Common Stock   ESOP Shares   Earnings
                                  --------- --------  ---------- ------------  -----------   ----------
BALANCE, December 31, 1996        9,853,161 $ 23,648  $4,130,796 $   (269,305) $  (326,184)  $4,464,277

Net Income                                -        -           -            -            -      144,112

Foreign currency
translation adjustment                    -        -           -            -            -            -
                                  --------- --------  ---------- ------------  -----------   ----------
BALANCE,September 30, 1997        9,853,161 $ 23,648  $4,130,796 $   (269,305) $  (326,184)  $4,608,389
                                  ========= ========  ========== ============  ===========   ==========

BALANCE, December 31, 1997        9,853,161 $ 23,648  $4,119,915 $   (257,617) $  (273,851)  $4,534,569

Payments received on notes
secured by common stock                   -        -           -       26,392            -            -

Allocation of suspended
ESOP shares committed to
be released                               -        -     (41,419)           -       45,795            -

Warrants issued to acquire
200,000 shares of common stock            -        -      40,000            -            -            -

Net loss                                  -        -           -            -            -     (116,158)

Foreign currency
translation adjustment,
net of tax of ($6,620)                    -        -           -            -            -            -
                                  --------- --------  ---------- ------------  -----------   ----------
BALANCE, September 30, 1998       9,853,161 $ 23,648  $4,118,496 $   (231,225) $  (228,056)  $4,418,411
                                  ========= ========  ========== ============  ===========   ==========

                                      Accumulated
                                         Other              Total
                                     Comprehensive       Stockholder's        Comprehensive
                                         Loss               Equity            Income (Loss)
                                     -------------       -------------        -------------
BALANCE, December 31, 1996           $        (295)      $   8,022,937

Net Income                                       -             144,112         $    144,112

Foreign currency
translation adjustment                      (2,314)             (2,314)              (2,314)
                                     -------------       -------------

BALANCE, September 30, 1997          $      (2,609)      $   8,164,735
                                     =============       =============
                                                                               ------------
 Comprehensive income (loss)for the nine months ended September 30, 1997       $    141,798
                                                                               ============

BALANCE, December 31, 1997           $     (14,018)      $   8,132,646

Payments received on notes
secured by common stock                          -              26,392

Allocation of suspended
ESOP shares committed to
be released                                      -               4,376

Warrants issued to acquire
200,000 shares of common stock                   -              40,000

Net loss                                         -            (116,158)        $   (116,158)

Foreign currency
translation adjustment,
net of tax of ($6,620)                     (10,800)            (10,800)             (10,800)
                                     -------------       -------------
BALANCE, September 30, 1998          $     (24,818)      $   8,076,456
                                     =============       =============
                                                                               ------------
 Comprehensive income (loss)for the nine months ended September 30, 1998       $   (126,958)
                                                                               ============

     The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statements and disclosures contained in the Company's 1997 Annual Report on Form 10-K ("Annual Report").




2.  INVENTORY

The components of inventory consist of the following:

                                                      September 30,        December 31,
                                                            1998                1997
                                                      ---------------     ---------------

        Finished goods held for sale                   $   6,051,058       $   5,833,002
        Raw materials and work in process                  1,203,642           1,446,700
                                                      ===============     ===============
                                                       $   7,254,700       $   7,279,702
                                                      ===============     ===============



3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                --------------------------     -------------------------
                                                  1998            1997           1998           1997
                                                ----------     -----------     -----------   -----------

Numerator for basic and
  diluted earnings per share:
     Net income (loss)                          $    5,914     $    92,439     $ (116,158)   $   144,112
                                                ==========     ===========     ==========    ===========
Denominator for basic and
 diluted earnings per share:
     Weighted-average shares outstanding         9,805,385       9,788,530      9,802,349      9,788,530

Basic earnings per share                        $        -     $      0.01     $    (0.01)   $      0.01
                                                ==========     ===========     ==========    ===========
Diluted earnings per share                      $        -     $      0.01     $    (0.01)   $      0.01
                                                ==========     ===========     ==========    ===========


Unexercised employee and director stock options to purchase 543,000 and 566,000 shares of common stock as of September 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than or equal to the average market price of the common stock during the respective periods.

Warrants (see note 9 to consolidated financial statements in the Annual Report and Item 5 under Part II of this Report on Form 10-Q) to acquire 300,000 shares of common stock were not included in the computations of diluted EPS because the warrants' exercise prices were greater than the average market price of the common stock during the quarter and nine months ended September 30, 1998.

The 13% convertible debt (see note 3 to consolidated financial statements in the Annual Report) was not included in the computation of diluted earnings per share because the interest cost (net of tax) per assumed converted share was more than basic earnings per share and, therefore, the effect would be antidilutive.



4.  COMPREHENSIVE INCOME


The following table sets forth the computation of comprehensive income:


                                                   Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                              --------------------------    ------------------------
                                                  1998           1997         1998           1997
                                              ----------      ----------    ----------    ----------

       Net income (loss)                      $    5,914      $   92,439    $ (116,158)   $  144,112

       Other comprehensive income:
       Translation adjustment, net of tax         (6,723)            909       (10,800)       (2,314)
                                              -----------     -----------   -----------   -----------
       Comprehensive income                   $     (809)     $   93,348    $ (126,958)   $  141,798
                                              ===========     ===========   ===========   ===========






5.  STOCKHOLDERS' EQUITY


        Warrants


        In connection with the consulting agreement discussed in Item 5 of Part II of this Form 10-Q, the Company issued warrants to acquire up to 200,000 shares of Common Stock at $0.4375 per share. The warrants may be exercised at anytime until expiration on August 3, 2003. The fair value for these warrants was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5%; dividend yield of 0%; volatility factor of .645; and an expected life of 3 years.





6.  IMPACT OF NEW ACCOUNTING STANDARDS


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

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


General

         The Leather Factory, Inc. (the "Company") is the leading one-stop source for leather and leathercraft supplies in America. Unique service to a vast array of customers sets the Company apart in the leathercraft industry. Whether for the saddlemaker, beltmaker, hobbyist, craft store, western store, shoe repair shop, manufacturer, hospital, prison or other institution where leather is used, sold or enjoyed, The Leather Factory is the number one choice.

         The Company operates twenty-two Leather Factory sales/distribution units in the United States and Canada. In addition, through its subsidiary, Roberts, Cushman & Company, Inc., the Company manufactures and distributes hat trims in braids, leather, and woven fabrics; and small finished leather goods, such as cigar cases, picture frames, wallets and other accessories.


Results of Operations

                           Income Statement Comparison

         The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income (Loss) expressed as a percentage of net sales:


                                                         Quarterly Period Ended            Nine Months Ended
                                                              September 30,                  September 30,
                                                         ----------------------          ----------------------

                                                           1998           1997            1998            1997
                                                         --------      --------         --------        --------
         Net sales                                        100.0%         100.0%          100.0%          100.0%
         Cost of sales                                     55.9           57.6            56.4            58.6
                                                         --------      --------         --------        --------
         Gross profit                                      44.1           42.4            43.6            41.4
         Operating expenses                                38.9           36.1            39.7            36.2
                                                         --------      --------         --------        --------
         Income from operations                             5.2            6.3             3.9             5.2
         Interest expense and other, net                    4.5            3.1             4.4             3.2
                                                         --------      --------         --------        --------
         Income (loss) before income taxes                  0.7            3.2            (0.5)            2.0
         (Benefit) provision for income taxes               0.6            1.7            (0.2)            1.2
                                                         --------      --------         --------        --------
         Net income (loss)                                  0.1%           1.5%           (0.7)%           0.8%
                                                         ========      ========         ========        ========


Revenues

         For the quarter and nine months ended September 30, 1998, net sales decreased 11.4% and 13.1%, respectively, compared to the same interim periods in 1997. Of these declines, 7.3% and 4.8%, respectively, resulted from strategic decisions to eliminate low margin items from the Company's product lines. The remaining declines of 4.1% for the quarter and 8.3% for the nine months resulted from reduced sales to the craft and western apparel markets and lower export sales. These declines were net of gains in the Company's core institutional business representing 3.7% and 0.3% of last year's third quarter and nine month sales, respectively.

Costs, Gross Profit, and Expenses

         Cost of sales as a percentage of revenue was 55.9% for the third quarter of 1998 as compared to 57.6% for the same quarter in 1997. Cost of sales percentages for the nine months ended September 30, 1998 and 1997, were 56.4% and 58.6%, respectively. These 1.7% and 2.2% reductions for the respective three and nine month periods resulted from improved product mix and the Company's strategic efforts to selectively increase prices and eliminate low margin items from its product lines.

         Lower relative cost of sales percentages meant that gross profit as a percentage of sales improved to 44.1% and 43.6% for the respective three and nine month periods ended September 30, 1998, as compared to only 42.4% and 41.4% for the same periods in 1997. The Company's strategy for combating declining sales includes emphasis on improved gross margins so that the decline in gross profit is proportionately less than the revenue decline. Accordingly, gross profit dollars decreased $211,743 or only 7.9% and $673,304 or only 8.4% for the quarterly and nine month periods ended September 30, 1998, compared to the respective 1997 periods.

         Operating expenses decreased $107,643 or 4.7% to $2,186,063 during the third quarter of 1998 from $2,293,706 during the quarter ended September 30, 1997. The decrease between the two quarters resulted primarily from lower advertising, freight, payroll and insurance costs, and decreased bad debt write-offs, net of higher facility and other costs. For the nine months ended September 30, 1998, operating expenses declined $316,865 or 4.5% compared to the nine months ended September 30, 1997. The decrease between the two nine month periods resulted primarily from lower advertising, freight, payroll and insurance costs, decreased bad-debt write-offs and professional fees, net of higher facility and other costs.

Other (Income) Expense

         Other expenses increased $57,199 or 29.0% to $254,421 for the third quarter of 1998 from $197,222 during the same quarter in 1997. The increase was primarily due to higher interest expense resulting from the amortization of deferred financing costs and non-recurring income of approximately $20,000 in 1997's third quarter from gain on disposal of fixed assets and discounts taken. Other expenses increased $111,690 or 18.0% to $730,967 for the first nine months of 1998 from $619,277 during the same period in 1997. The increase was primarily due to higher interest expense resulting from the amortization of deferred financing costs.

Net Income (Loss)

         The Company reported net income of $5,914 for the quarter and a net loss of $116,158 for the nine months ended September 30, 1998, as compared to net income of $92,439 and $144,112, respectively, in the corresponding periods during 1997. The decreased operating results for such periods resulted from the factors noted above regarding sales, gross profit, operating and other expenses.


Outlook

         The statements contained in this Outlook section are based upon management's current expectations and contain forward-looking statements that involve numerous risks and uncertainties. Actual results may differ materially.

         Management believes opportunities exist for the Company to use its size and competitive advantages to increase market share in the core leathercraft business composed of sales to institutional or saddle and tack customers. The Company is also aggressively pursuing the leather accessories and travelware markets. Recent revenue trend lines show good growth in these areas over the last twelve months. Our efforts are working and the Company plans continued development of products and programs geared to these customer groups. These plans include opening two to four new Leather Factory distribution units each year over the next five years. The grand opening in Portland, Oregon has been delayed but should occur within the next few months.

         Additionally, the Company believes that conditions in the retail craft market are improving after three years of declines. While revenues are down over twenty-four months, the trend line has an upward slope in the last twelve months. The Company plans to increase development of new products and programs geared to the craft market. Our national sales team is working diligently with retailers to replace and refresh older programs in their stores.

         Negative revenue trends in the western apparel markets show no improvement in historical numbers. However, many recent consumer fashion and celebrity magazines indicate that western apparel and accessories are once again becoming popular. Whether this proves to be only a fad or the bottom in the protracted western market decline remains to be seen.

         Weak economic conditions worldwide are now beginning to effect the U.S. economy as reflected in recent announcements of reduction in the job growth rate, reduced interest rates and increased unemployment figures. Recession and weak economic conditions in general have been growth periods for the leathercraft industry. During the last recession (late 80's and early part of this decade,) the Company's revenues grew at an average annual rate in excess of twenty-five percent. The average consumer views leather as a more durable goods than other materials and large areas of unemployment generally produce a new source of resellers making leather items to generate extra income.

         Management expects overall revenue declines over the next quarter primarily due to the strategic decision to eliminate certain low margin items from the Company's products lines. The Company anticipates that gains in institutional and craft markets will offset a majority of these declines at a higher margin. Declines from these merchandising decisions will ease over the next six months and the Company anticipates achieving overall revenue growth by the second quarter of 1999. The Company believes this growth can be achieved at current gross profit margins and without significant increases in operating costs. This should in turn return the Company to sustained earnings growth.


Capital Resources and Liquidity

         The primary sources of liquidity and capital resources during the first nine months of 1998 were net funds provided by operating activities in the amount of $465,569 and borrowings on the Company's revolving credit facility with FINOVA Capital Corporation ("FINOVA"). The Company's unrestricted cash increased to $213,642 at September 30, 1998 from $70,496 at December 31, 1997. This increase was primarily the result of cash generated by operating activities, a decrease in restricted cash and proceeds from assets sales and notes receivable offset by capital expenditures, payment of deferred financing costs and net repayments of debt.

         Non-cash expenses for depreciation, amortization and deferred financing cost continue to give rise to significant operating cash flows despite the loss reported for the nine months ended September 30, 1998. Net non-cash items included in the nine month results provided cash flows of $528,679. Other significant operating cash flow resulted from an increase of $301,191 payable to vendors at September 30, 1998 compared to the balance at December 31, 1997.

         These operating cash flows were partially used to fund an increase in accounts receivable of $186,546 at September 30, 1998, compared to the balance at December 31, 1997. Other significant uses of operating cash flows were to reduce accrued expenses and other liabilities to $464,923 at September 30, 1998 compared to $559,776 at December 31, 1997.

         The revolving credit facility with FINOVA is based upon the level of the Company's accounts receivable and inventory. At September 30, 1998 and December 31, 1997, the Company had additional availability on the revolving credit facility of approximately $530,000 and $377,000, respectively. As the Company's sales and operations expand requiring larger investments in accounts receivable and inventory, the Company could have almost $3,000,000 in additional funds available under the revolving credit facility.

         The largest non-operating uses of cash beyond debt payments in the first nine months of 1998 were for the payment of deferred financing costs related to the FINOVA transaction closed on November 21, 1997 and capital expenditures. The deferred financing cost paid during the nine month period totaled $205,735, leaving a balance due of only $25,666. The remaining obligation will be paid in October and November of 1998, after which time, approximately $20,000 of monthly cash flow will be available for other uses. Capital expenditures totaled $112,583 and principally relate to new computer systems, warehouse fixtures and other equipment additions or replacements at various sales/distribution units, and leasehold improvements and equipment cost associated with the re-location of the Company's New York manufacturing facility.

         The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations, meet debt obligations and fund the opening of new sales/distribution units. In 1998 and 1999, funding for the opening of new units is expected to be provided by operating leases, cash flows from operating activities, and the Company's Revolving Credit Loan with FINOVA. In addition, the Company anticipates funding for completion of the computer installation in the remaining locations to be provided by capital leases.

         In the fourth quarter, the Company will begin talks with its senior and subordinated lenders regarding refinancing of the obligations which mature in the fourth quarter of 1999. The Company's senior lenders have indicated they currently expect to extend their obligations under current terms and conditions for up to three years or such shorter term of any subordinated obligations upon successful extension or replacement of the current subordinated debenture. Management believes the Company will be able to successfully replace or extend the current subordinated debenture; however, failure to do so could have a material adverse impact upon the Company.


Year 2000 Issue

         The Year 2000 ("Y2K") problem arose because many computer programs use only the last two digits to refer to a year. As a consequence, unless modified, many computer systems will interpret "00" as 1900 rather than the year 2000. This issue is believed to affect virtually all organizations and failure to address the problem could result in system failures and the generation of erroneous data. Each company's potential costs and uncertainties will depend on a number of factors including but not limited to its software, hardware, the nature of its industry, and the sophistication of its manufacturing and process control systems.

         The Company has developed a comprehensive Y2K readiness plan to ensure its systems will be Y2K compliant prior to the year 2000. Pursuant to this plan, the Company conducted preliminary reviews of its critical information technology ("IT") systems as well as its non-IT systems. The majority of systems that were found to be defective in this review have been replaced or upgraded with the exception of the Company's Point of Sale ("POS") software used for invoicing and inventory maintenance in the Company's Texas locations.

         The installation of the POS system in the Company's remaining nineteen distribution units was delayed until after the conversion and testing of the Y2K compliant version of the software. The conversion in the Fort Worth location is currently in process and all Texas locations should be on the Y2K compliant version by the end of the year. Installation in the remaining locations is currently scheduled to be completed by June 30, 1999.

         The Company has appointed a Y2K committee composed of senior executives and middle management. This committee is charged with testing systems for potential Y2K problems missed in the preliminary review and remediation process as well as assessment of potential risks from the Company's trading partners' Y2K failures. This committee will report periodically to the Company's Board of Directors and currently expects testing to be completed by June 30, 1999.

         The Company has managed its Y2K compliance program using mostly internal salaried staff. For this reason and the fact that much of the replacement cost of non-compliant IT systems would have been incurred anyway, it is difficult to quantify the actual remediation costs. It is estimated that approximately $60,000 or 60% of the total expected remediation costs have been incurred to date. These costs were funded by the Company's revolving credit loan with FINOVA Capital Corporation as will the remaining cost most likely.

         The Company believes because of the nature of its operations and the steps taken as discussed above that the Y2K issue will not have a material impact on the Company's results of operations, liquidity, or financial condition. Actual results may differ from the forward-looking statements contained in this discussion and there can be no guarantee that the failure of certain systems will not have a material adverse effect on the Company.

         In the unlikely event that unforeseen Y2K problems are not remedied prior to a disruption in normal business operations, the Company would in most instances be able to temporarily revert to manual processes that the Company successfully used prior to automating many routine tasks.


Cautionary Statement

         The disclosures under "-Results of Operations"; "-Outlook"; "-Capital Resources and Liquidity"; "-Year 2000 Issue"; and in the Notes to Consolidated
Financial Statements as provided elsewhere herein contain forward-looking statements and projections of management. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, continued negative trends in western retail markets, customer acceptance or not of existing and new products and pricing pressures due to competitive industry conditions.
Additional  factors  that  may  result  in  different  actual  results  include:
increased prices for leather, which is a world-wide commodity that can not be passed on to customers for some reason, change in tax rates, change in interest rates, change in the commercial banking environment, the Company's or its significant trading partners' inability to identify all Y2K issues, problems with the importation of products that the Company buys in many countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by said countries of Most Favored Nation status with the United States of America, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

                            PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As reported in the 1997 Annual Report on Form 10-K, the Company, as successor-in-interest to National Transfer & Register Corporation ("National"), has been a defendant in a lawsuit brought in July 1994 by Gary A. Bedini and John C. Bedini (the "Plaintiffs") in the United States District Court for the District of Colorado (the "Court"). The Company as part of a reverse merger transaction with National is contractually indemnified against loss in this case by one of the additional defendants Securities Transfer Corporation, a Texas corporation ("STC") and related entities and individuals of STC.

         This action was originally tried in July 1995, and upon conclusion of the trial in September 1995, a Judgment in favor of the plaintiffs and against the defendants was entered in the approximate amount of $150,000 including pre judgment interest.

         According to the terms of its contractual indemnification, STC has defended this litigation at its expense. On September 21, 1995, STC filed Defendants' Motion to Alter or Amend Judgment (the "Motion"). The Plaintiffs filed a response to this Motion on October 4, 1995, and said Motion remained pending until September 18, 1998, when the Court finally ruled denying the post-trial Motions. This action also started a thirty day clock for the filing of an appeal.

         At its meeting on October 7, 1998, the Company's Board of Directors determined to send formal notice to STC that the Company expected STC to either pay the Judgment and obtain a release of all parties, or that sufficient sums be placed in escrow that would satisfy the full Judgment at the conclusion of any appeal, or that STC procure a bond in an amount sufficient to cover the Judgments, or that other arrangements be made so that the Plaintiffs would agree to release the Judgment pending against the Company.

         The Company has been informed by STC and counsel that a settlement agreement has been reached with the Plaintiffs. Pursuant to this agreement, STC has paid an agreed sum to Plaintiffs in complete settlement of all claims. The Company expects to receive shortly notice from the Court that the Judgment pending against the Company has been released.


Item 5. Other Matters

         On July 30, 1998, the Company announced that it had reached an agreement with Evert I. Schlinger, President of the Schlinger Foundation, to serve as an advisor to the Company in analyzing financing alternatives and evaluating locations with regard to the Company's expansion plans.

         As previously reported, The Schlinger Foundation is the holder of the Company's $1,000,000 subordinated debt that is partially convertible into common stock. Pursuant to the terms of the consulting agreement, Mr. Schlinger will serve in his advisory capacity for eighteen months to be compensated by the issuance of a warrant to acquire common stock. The warrant agreement provides for issuance of 200,000 shares of the Company's common stock at the market value on the date of grant (August 3, 1998) and has a five year term for exercise of the warrants. Copies of the agreement and warrant are attached as Exhibits 10.1 and 4.13, respectively, to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

        A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K
    -------------------

        Form 8-K dated July 20, 1998 reporting a change in the Registrant's Certifying Accountant was filed on July 24, 1998 and amended by the filing of Form 8-K/A on August 6, 1998.



                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE LEATHER FACTORY, INC.
                                          (Registrant)


Date:  November 12, 1998                   /s/ Wray Thompson
                                           -----------------
                                           Wray Thompson
                                           Chairman of the Board, President,
                                           and Chief Executive Officer



Date:  November 12, 1998                   /s/ Anthony C. Morton
                                           ---------------------
                                           Anthony C. Morton
                                           Chief Financial Officer,
                                           Treasurer and Director
                                           (Chief Accounting Officer)

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


      *4.13 The Leather Factory, Inc. Stock Purchase Warrant for 200,000 shares common stock, $.0024 par value issued to Evert I. Schlinger dated August 3, 1998 and terminating on August 3, 2003.

      *10.1 Letter Agreement for Consulting Services dated July 24, 1998, by and between The Leather Factory, Inc. and Evert I. Schlinger.

      21.1 Subsidiaries of the Company, filed as Exhibit No. 22.1 to the 1995 Annual Report on Form 10-KSB of The Leather Factory, Inc. (Commission File No. 1-12368), filed with the Securities and Exchange Commission on March 28, 1996, and incorporated herein by reference.

      *27.1       Financial Data Schedule
  ------------
*Filed herewith.

                                  EXHIBIT 4.13