Form 10-K
period 1998-12-31
LEATHER FACTORY INC
filed 1999-03-29
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $829,877 at March 15, 1999. At that date there were 9,853,161 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, are incorporated by reference in Part III of this report.

                                     PART I

Item 1.  Business.

         General. The Leather Factory, Inc. ("TLF" or the "Company") was incorporated under the laws of the State of Colorado in 1984 and reincorporated under the laws of the State of Delaware in June 1994. TLF is the successor to several entities that were parties to a merger transaction in July 1993. One of these entities involves a business that was incorporated pursuant to the laws of the State of Texas in 1980. The Company's principal offices are located at 3847 East Loop 820 South, Fort Worth, Texas 76119 and its phone number is (817) 496-4414.

         TLF operates in one industry segment as an international wholesale manufacturer and distributor of a broad product line which includes leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself kits. The Company, through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in Long Island City, New York, produces a related product line involving hat trims, the decorative piece of material that adorns the outside of a hat, and small finished leather goods such as cigar cases, wallets and western accessories. The Company frequently introduces new products either through its own manufacturing capability or through purchasing from vendors. The Company holds a substantial number of copyrights for its designs. These designs have been incorporated throughout the Company's product line as a means of increasing its competitive advantage.

         The Company's customer base is comprised of over 40,000 customers including retailers, wholesalers, assemblers, distributors, and other manufacturers dispersed geographically throughout the world. Most of the Company's customers are wholesalers; less than five percent (5%) of the Company's sales are retail. TLF sells inventory ranging from raw materials to finished goods.

         The Company manufactures some of its own products, but when it cannot manufacture an item on a cost-effective basis, it also purchases products from other manufacturers and distributors in fourteen countries. The Company has light manufacturing facilities in Fort Worth, Texas, where it produces items such as suede lace, garment fringe, leathercraft and craft-related kits, and in Long Island City, New York, where, through its Cushman subsidiary, it produces hat trims and small finished leather goods, as noted above.

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

         Operating Results. The Company's strategic efforts to improve profitability significantly increased gross profit margins in 1998. Company management focused its attention on improving gross profit margins by improving product sales mix, selectively increasing prices, and eliminating low margin items from its product lines. As a result, gross profit as a percentage of net sales increased to 43.9% in 1998, up 2.3 percentage points from 1997 and the highest level achieved since reaching 44.4% in 1993. Continuing cost control measures also reduced operating costs by $475,628 (5.1%) from $9,365,673 for 1997 to $8,890,045 achieved in 1998. Strategic efforts to improve profitability came at the expense of lower sales. Net sales of $22,163,994 for the year ended December 31, 1998, were down $3,235,122 (12.7%) from fiscal 1997. The decline resulted from elimination of low margin items from the Company's product lines, reduced sales to the craft and western apparel markets, and lower export sales. These declines were partly offset by gains in the Company's core and institutional business. Despite improvements in margins and cost reductions, lower sales resulted in a net loss of $39,191 in 1998 compared to net income of $70,292 in 1997. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - General; - Costs, Gross Profit, and Expenses; and - Capital Resources and Liquidity."

         Operating results for the fourth quarter of 1998 revealed essentially the same improvement in operating profit margins as for the total year. Fourth quarter 1998 revenues were down 11.7% from the same period last year, while gross profits were down only 5.7% due to an improvement in the gross profit margin of 2.9 percentage points. Operating costs were down 6.7% from the fourth quarter of 1997. These reductions more than offset the decline in gross profits and resulted in higher total income from operations in 1998 compared to 1997. This improvement in operating profits in 1998, losses in 1997 of approximately $60,000 on the sale of real estate in Florida, and adjustments to the 1998 provision for taxes for year-end contributions to benefit plans resulted in net income of $76,967 in the fourth quarter of 1998 compared to a loss of $73,820 in the same period of 1997. See Note 12 to the Consolidated Financial Statements.

         Funded Indebtedness. On November 21, 1997, the Company entered into a Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"), according to which FINOVA agreed to provide a credit facility of up to $9,136,000 in senior debt (the "Senior Debt Facility"). The Senior Debt Facility has a two year term and is secured by all of the assets of the Company as well as a pledge of 3,000,000 shares of the Company's common stock, par value $.0024 ("Common Stock"), collectively owned by two of the Company's executive officers. Simultaneously, the Company also issued at face value its $1,000,000 subordinated promissory note to The Schlinger Foundation (the "Subordinated Debenture"). The Subordinated Debenture also has a two-year maturity and is partially secured by a pledge of 2,666,666 shares of the Company's Common Stock owned by another executive officer.

         The Company is currently in compliance with all covenants and conditions contained in the Senior Debt Facility and the Subordinated Debenture and has no reason to believe that it will not continue to operate in compliance with the provisions of these financing arrangements. The principal terms and conditions of the Senior Debt Facility and the Subordinated Debenture are described below, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" and Note 3 to the Consolidated Financial Statements.

         The total outstanding balances of the Senior Debt Facility and the Subordinated Debenture will become due during the current year pursuant to the terms of these debt facilities. The Company is actively seeking to refinance or renew this indebtedness prior to its maturity. Management is confident of its ability to renew, restructure, or refinance the Senior Debt Facility and the Subordinated Debenture on a favorable long-term basis. However, management can provide no assurance that such renewal or refinancing efforts will be successful. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations Capital Resources and Liquidity".

         Opening of New Sales/Distribution Units and Acquisitions. Due to management's continued focus on improving the results of existing operations, the Company did not close an acquisition or open a new location during 1998. Subject to remaining in compliance with the provisions of the Senior Debt Facility and the Subordinated Debenture, and management's desire to achieve even greater improvements in existing operations, the Company will resume its expansion plans in 1999.

         On January 8, 1999, Tandycrafts, Inc. announced plans to close its leather and crafts manufacturing operations and 121 retail stores over the first half of the year. They also indicated their intent to retain their mail order, dealer and wholesale leather and crafts business and increase their efforts to sell these products direct to consumers. Company management expects Tandycrafts' actions to create opportunities for profitable growth in some markets. See also "Expansion and Acquisition Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - General; - Capital Resources and Liquidity."

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

         The Company's sales/distribution units are staffed by experienced managers who are primarily compensated based upon the operating profit of their location. Sales of these units are generated by the selling efforts of the location personnel themselves, participation by the Company at trade shows, the use of sales representative organizations and the aggressive use of direct mail advertising. In addition to generating mail order business, the purpose of the Company's direct mail program is to stimulate sales for the sales/distribution units. The Company utilizes an internally developed and maintained mailing list, which allows for very targeted mailing to its various customer groups. As for the utilization of direct mail and rapid delivery, the Company locates units in order to get merchandise in the customers' hands as soon as possible, with the added benefit of lower freight cost.

         The Company attempts to maintain the number of stock-keeping units ("SKU's") in the primary Leather Factory line of merchandise at the optimum number of items necessary to balance the maintaining of the proper stock to minimize stock-out situations with the carrying costs involved with such an inventory level. The number of SKU's has been refined over the years due to the introduction of new products as well as the discontinuing of items from the product line. The Company now maintains 2,418 items in The Leather Factory line of merchandise, and the product line sold to shoe repair shops and shoe stores increases the number in the Company's overall product line to approximately 3,000 SKU's.

         Expansion and Acquisition Strategy. In past years the Company has made several acquisitions and opened new sales/distribution units. The acquisition strategy involved: (a) the purchase of businesses selling a related product line to which The Leather Factory line of merchandise and Concept could be added; and
(b) the purchase of related businesses. The results of these activities have been mixed principally due to the impact upon the Company of negative market forces, which affected the integration and results of these companies acquired or new locations instituted, as well as due to a protracted labor dispute at the Cushman facility, which was resolved in 1996. Market conditions have been challenging in the areas of the western and craft industries served by the Company for some time. For example, conditions in the western industry peaked in 1994 and the trends have been generally negative in that industry since that time. These trends, coupled with the labor dispute at Cushman, have affected the sales and profitability of the Company's Cushman acquisition. The Company's acquisition of businesses involved in the distribution of shoe care and repair supplies have been only marginally profitable because of competitive pressures.

         In 1997 and 1998, management focused on stabilizing operations and obtaining long-term financing, and no acquisitions were made. Subject to obtaining the necessary financing and the demands of existing operations, the Company currently plans to resume its expansion by: (i) adding two to three sales/distribution units per year; and (ii) acquiring companies in related areas/markets which offer synergistic aspects based on the locations and/or product lines of the businesses. The opening of new locations will be impacted by the opportunities created by Tandycrafts' announced closing of its 121 retail stores. Some of these sites could serve as Leather Factory locations. Management is evaluating its options given the Tandycrafts announcement.

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

        Products/Customers. The Company's core business consists of manufacturing, importing and distributing leather, traditional leathercraft materials (do-it-yourself kits, stamping sets, and leatherworking tools), craft-related items (leather lace, beads, and wearable art accessories), hardware, metal garment accessories (belt buckles, belt buckle designs, and conchos), fancy hat trims in braids, leather, and woven fabrics, shoe care and repair supplies, leather finishes, and small finished leather goods. The Company's manufacturing operations are in Fort Worth, Texas and Long Island City, New York at Cushman. The products manufactured in Fort Worth generally involve cutting leather into various shapes and patterns using metal dies ("clicking"), fabrication, assembly, and packaging/repackaging tasks. The manufacturing operation in Fort Worth makes items primarily for wholesale distribution using the Company's sales/distribution units. The Cushman facility manufactures hat trims and small finished leather goods. Hat trims are sold to hat manufacturers and distributors directly. Small finished leather goods are sold to various distributors and retailers through attendance at trade shows and the use of sales representatives.

        The customer groups served include wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. No single customer's sales comprise more than 10% of the Company's total sales. Approximately three percent (3%) of the Company's sales are export sales.

         Competition. The Company competes in four highly fragmented markets, which include leathercraft, leather accessories, retail craft, and shoe care and repair supplies. Management believes that the Company encounters competition in connection with certain product lines and in certain areas from different companies, but has no direct competition affecting the entire product line. The Company is larger than most of its direct competitors. The fragmented nature of these markets is the primary reason for the lack of broad-based competition.

         In January 1999, Tandycrafts Inc., a competitor in some areas in leathercrafts and craft markets, announced plans to close its leather and crafts manufacturing operations and its 121 retail stores over the first half of 1999. Management expects these closures to lessen competition in some of the markets in which the Company competes once Tandycrafts' remaining inventories have been absorbed by the market.

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

         Suppliers. The Company currently purchases merchandise and raw materials from approximately 200 vendors dispersed throughout the United States as well as in fourteen foreign countries. In fiscal year 1998, the Company's ten largest vendors accounted for approximately fifty four percent (54%) of its total purchases. Management believes that its relationships with suppliers are strong and does not anticipate any material changes in these supplier relationships in the future. Due to the number of alternative sources of supply, the loss of any or all of these principal suppliers would not have a material impact on the operations of the Company.

         Patents and Copyrights. The Company presently owns 130 copyrights covering 239 registered works, seven trademarks covering seven names, and two patents covering three products. Registered trademarks include a federal trade name registration on The Leather Factory. The trademarks expire at various times starting in 2002 and ending in 2008, but can be renewed indefinitely. Most copyrights granted or pending are on metal products, such as conchos, belt buckles, etc., and instruction books. The expiration period for the copyrights begins in 2062 and ends in 2072. The Company has patents on two belt buckles and certain leather-working equipment known as the "Speedy Embosser." The patents expire in 2011. Management considers these intangibles to be valuable assets and defends them as necessary.

         Compliance With Environmental Laws. Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect upon capital expenditures, earnings or the competitive position of the Company.

         Employees. As of December 31, 1998, the Company employed 180 people, with 177 on a full time basis. The Company is not a party to any collective bargaining agreement. Eligible employees participate in The Leather Factory, Inc. Employees' Stock Ownership Plan and Trust ("ESOP"). As of December 31, 1998, 207 employees and former employees were participants in or beneficiaries of the ESOP. The Company has the option of contributing up to 15% of eligible employees' compensation into the ESOP. Net contributions for 1998, 1997 and 1996 were 11.6%, 1.2%, and .8%, respectively, of eligible compensation. These contributions are used to purchase shares of Common Stock.

         Management believes that relations with employees are good.



Item 2.   Properties.

         The Company leases all its premises. Detailed below are the lease terms for the Company's locations. The general character of each location is light industrial office/warehouse space. The Company believes that all of its properties are adequately covered by insurance.

  Location Name                Total Space (Sq. Ft.)     Minimum Annual Rent *     Lease Expiration
  -------------                ---------------------     -------------------       ----------------

  Chattanooga, TN                     9,040                 $    40,704              May 1999
  Denver, CO                         12,000                      39,000              October 1999
  Harrisburg, PA                      6,850                      37,172              March 2002
  Fort Worth, TX                     61,000                     252,429              March 2003
  Fresno, CA                          5,600                      41,516              March 2002
  Des Moines, IA                      4,000                      26,000              April 1999
  Phoenix, AZ                         4,500                      25,729              March 2001
  Springfield, MO                     6,000                      24,000              July 2003
  Spokane, WA                         5,400                      20,400              February 1999
  Albuquerque, NM                     5,000                      29,793              October 2003
  Salt Lake City, UT                  4,000                      25,584              September 1999
  Baldwin Park, CA                    7,800                      53,040              March 2000
  Tampa, FL                           5,238                      38,396              January 2003
  San Antonio, TX                     5,600                      40,320              October 2001
  Columbus, OH                        6,000                      39,075              October 2000
  El Paso, TX                         5,000                      25,700              August 2003
  Oakland, CA                         8,000                      54,000              December 2003
  Grand Rapids, MI                    8,000                      34,151              March 1999
  Wichita, KS                        14,000                      33,600              May 1999
  Long Island City, NY               10,200                      67,234              June 2003
  New Orleans, LA                     5,130                      21,600              August 2000
  Charlotte, NC                       6,202                      24,188              February 2001
  Winnipeg, Canada                    5,712                      26,273**            November 2002
                                    --------                 ----------
  Totals                             210,272                 $1,019,904
                                    ========                 ==========

* Represents the average minimum annual rent over the balance of the unexpired lease term.
** As converted into U.S. dollars.

         The Company's Fort Worth location includes the Fort Worth sales/distribution unit, the Company's central warehouse, the light manufacturing facility, and the sales and administrative/executive offices. The Company also leases a 624 square foot showroom in the Denver Merchandise Mart for $10,920 per year. This lease will expire in October 1999.

Item 3.   Legal Proceedings.

         As reported previously, the Company, as successor-in-interest to National Transfer & Register Corporation ("National"), was a defendant in a lawsuit brought in July 1994 by Gary A. Bedini and John C. Bedini (the "Plaintiffs") in the United States District Court for the District of Colorado (the "Court"). The Company as part of a reverse merger transaction with National was contractually indemnified against loss in this case by one of the additional defendants Securities Transfer Corporation ("STC") and related entities and individuals of STC.

         This action was originally tried in July 1995, and upon conclusion of the trial in September 1995, a Judgment in favor of the plaintiffs and against the defendants was entered in the approximate amount of $150,000 including pre judgment interest. In September 1995 STC filed a motion to alter or amend the judgment and also made a settlement offer. On November 9, 1998, the Plaintiffs accepted a settlement offer from STC and acknowledged full satisfaction of the judgement, including all costs, pre-judgement interest, post judgement interest and attorney's fees. The Company did not suffer any loss or expense from this lawsuit.

         The Company has litigation in the ordinary course of its business but is not currently a party to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Common Stock of the Company is traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

         Quarter Ended                   High                   Low
         -------------                   ----                   ---

         March 31, 1997                 $1.0000              $0.5625
         June 30, 1997                   0.8125               0.5000
         September 30, 1997              0.8750               0.5625
         December 31, 1997               0.8125               0.5000

         March 31, 1998                  0.6250               0.4375
         June 30, 1998                   0.6250               0.3750
         September 30, 1998              0.6250               0.3750
         December 31, 1998               0.4375               0.1250
----------
    There were approximately 593 stockholders of record on March 15, 1999.

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



Item 6.  Selected Financial Data.

    The selected financial data presented below are derived from and should be read in conjunction with the Company's Consolidated Financial Statements and related notes. This information should also be read in conjunction with Item 7 -
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations." Data in prior years have not been restated to reflect acquisitions that occurred in subsequent years.

Years Ended December 31
---------------------------------------
Income Statement Data
                                       ---------------------------------------------------------------------------------------------
                                            1998                1997               1996                1995               1994
                                       ----------------    ----------------   ----------------   -----------------   ---------------

Net sales                                  $22,163,994         $25,399,116        $28,253,632         $31,447,849        $28,081,272
Cost of sales                               12,428,324          14,844,376         17,689,973          18,446,378         15,870,603
                                       ----------------    ----------------   ----------------   -----------------   ---------------
     Gross profit                            9,735,670          10,554,740         10,563,659          13,001,471         12,210,669

Operating expenses                           8,890,045           9,365,673         10,869,359          10,363,159          9,573,495
                                       ----------------    ----------------   ----------------   -----------------   ---------------
Operating income (loss)                        845,625           1,189,067          (305,700)           2,638,312          2,637,174

Other (income) expense                         970,339             887,543          1,000,604             678,264            142,830
                                       ----------------    ----------------   ----------------   -----------------   ---------------

Income (loss)
     before income taxes                     (124,715)             301,524        (1,306,304)           1,960,048          2,494,344
Income tax provision (benefit)                (85,524)             231,232          (316,536)             786,744            990,197
                                       ----------------    ----------------   ----------------   -----------------   ---------------

Net income (loss)                             (39,191)              70,292          (989,768)           1,173,304          1,504,147
                                       ================    ================   ================   =================   ===============

Earnings (loss) per share*                       (.00)                 .01              (.10)                 .12                .15
                                       ================    ================   ================   =================   ===============

Earnings (loss) per share--
  assuming dilution*                             (.00)                 .01              (.10)                 .12                .15
                                       ================    ================   ================   =================   ===============

Weighted average common
 shares outstanding for:

   Basic EPS                                 9,803,887           9,789,358          9,788,530           9,789,468          9,783,387
                                       ================    ================   ================   =================   ===============

   Diluted EPS                               9,803,887           9,791,565          9,788,530           9,789,468          9,783,387
                                       ================    ================   ================   =================   ===============

Balance Sheet Data
                                       ---------------------------------------------------------------------------------------------

                                            1998                1997               1996                1995               1994
                                       ----------------    ----------------   ----------------   -----------------   ---------------

Total Assets                               $16,029,937         $17,024,549        $18,264,547         $19,333,376        $18,468,806
                                       ----------------    ----------------   ----------------   -----------------   ---------------

Notes payable and current
    maturities of long term debt             6,139,327           4,650,742          8,549,366           1,296,359            194,311
                                       ----------------    ----------------   ----------------   -----------------   ---------------

Notes payable and long-term

    debt, net of current maturities             61,389           2,602,728             17,378           6,566,809          7,325,432
                                       ----------------    ----------------   ----------------   -----------------   ---------------

Total Stockholders' Equity                   8,170,278           8,132,646          8,022,937           9,282,305          8,217,781
                                       ================    ================   ================   =================   ===============


* The earnings (loss) per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Such restatement did not change previously reported amounts. See notes 2 and 9 to the consolidated financial statements for further discussion of earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                                          Income Statement Comparison

         The following table sets forth, for the fiscal years indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:

                                                            1998               1997               1996
                                                        --------------     --------------     ---------------

              Net Sales                                         100.0%              100.0%              100.0%
              Cost of sales                                      56.1                58.4                62.6
                                                        --------------     --------------     ---------------
              Gross profit                                       43.9                41.6                37.4
              Operating expenses                                 40.1                36.9                38.5
                                                        --------------     --------------     ---------------
              Income (loss) from operations                       3.8                 4.7                (1.1)
              Other (income) expense, net                         4.4                 3.5                 3.5
                                                        --------------     --------------     ---------------
              Income (loss) before
                income taxes                                     (0.6)                1.2                (4.6)
              Provision (benefit) for income tax                 (0.4)                0.9                (1.1)
                                                        --------------     --------------     ---------------
              Net income (loss)                                  (0.2)%               0.3%               (3.5)%
                                                        ==============     ==============     ===============


                        Analysis of 1998 Compared to 1997
                        ---------------------------------

Revenues

         The Company's net sales decreased by 12.7% to $22,163,994 during 1998 from $25,399,116 in 1997. The decline resulted from strategic decisions to eliminate low margin items from the Company's product lines, reduced sales to the western apparel and crafts markets, and lower export sales. Sales of lower margin items were down 43% from 1997 and now represent less than 8% of total revenues. Nearly half of the Company's business is made up of sales to western apparel and crafts markets, and 1998 sales in these markets were down 15% and 18%, respectively, compared to 1997, reflecting a continuation of negative industry trends. However, sales in the Company's core businesses and institutional markets remained strong throughout the year and registered an increase in revenues over 1997.

         Sales of the Company's products do not reflect significant seasonal patterns.

Costs, Gross Profit, and Expenses

         Cost of sales as a percentage of revenue was 56.1% for 1998 as compared to 58.4% for 1997. The difference in the relative cost of sales percentage was principally attributable to an improved product sales mix and the Company's strategic efforts to selectively raise prices and eliminate lower margin items from its product lines.

         A lower relative cost of sales percentage meant that gross profit as a percentage of sales was higher for the fiscal year ended December 31, 1998 compared to 1997. Gross profit as a percentage of sales increased 2.3 percentage points to 43.9% in 1998 from 41.6% in 1997.

         Operating expenses decreased $475,628 or 5.1% to $8,890,045 in 1998 from $9,365,673 in 1997. Approximately half of the decrease in operating expenses was the result of lower payroll costs, reflecting an additional reduction of personnel during 1998. Other decreases included lower advertising costs, reduced accounting, legal and professional fees, and lower freight costs.

Other (Income) Expense

         Other expenses were $970,339 for the fiscal year ended December 31, 1998 compared to $887,543 during the same period in 1997. Interest expense was up $136,101 in 1998 as the amortization of deferred costs from the November 1997 debt refinancing offset reduced interest expense due to lower borrowing levels during the year. Other income increased $53,305 relative to 1997 due to a gain from the sale of a trademark in 1998 as opposed to a loss recorded on the sale of real estate in Tampa, Florida in 1997.

Provision (Benefit) for Income Taxes

         The benefit for income taxes was 69% of the loss before taxes in 1998. The tax benefit reflects a deduction for a contribution to the Company's ESOP for tax purposes in excess of its treatment in arriving at net income. This amount is partly offset by certain non-deductible expenses totaling $228,000, principally comprised of the amortization of goodwill. Taking these two amounts into account, the Company's effective tax rate materially approximates the Company's historical rate for combined federal and state income taxes of about 40%.

Net Income (Loss)

         The Company recorded a net loss of $39,191 for 1998 as compared to net income of $70,292 for 1997. The change in results was primarily due to the factors noted above regarding sales, cost of goods sold, operating expenses and other (income) expense.

                        Analysis of 1997 Compared to 1996
                        ---------------------------------

Revenues

         The Company's net sales decreased by 10.1% to $25,399,116 during 1997 from $28,253,632 in 1996. This sales decline was a result of the negative forces at the retail level that existed in some of the Company's markets as well as the Company's plan to achieve greater margins through higher prices which led to a lower volume of sales. The Company experienced reduced revenues of $1,507,140 in sales of western or southwestern related products and reductions of $983,399 in sales to the retail craft industry.

         In addition to sales declines due to negative market forces in the craft and western apparel industries, the Company initiated and implemented certain strategies during the year that resulted in lower sales. Prices in lower margin product lines were selectively increased and certain products were eliminated from these lines. These merchandising and pricing strategies contributed to the sales decline by approximately $950,000. This decline was partially offset by increases generated in the Company's growing line of finished leather accessories and an increase in export sales.

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

         A lower relative cost of sales percentage meant that gross profit as a percentage of sales was higher for the fiscal year ended December 31, 1997 compared to 1996. Gross profit as a percentage of sales increased 4.2 percentage points to 41.6% in 1997 from 37.4% in 1996. Due to the factors mentioned above relative to cost of sales, the Company generated almost the same amount of gross profit in dollars on $25,399,116 in sales during the fiscal year ended December 31, 1997 as it did on $28,253,632 in sales during 1996.

         Operating expenses decreased $1,503,686 or 13.8% to $9,365,673 during 1997 from $10,869,359 in 1996. This decrease in operating expenses was the net result of cost control measures instituted by management. The reductions in operating expenses involved several factors, including: (i) reduced payroll, payroll tax and payroll related expenses of approximately $500,000 due to a substantially lower average number of employees during 1997 compared to 1996;
(ii) a small bad debt recovery recorded during 1997 as opposed to $229,000 of expense for 1996; (iii) a net reduction in commission expense of $151,183 in 1997, due primarily to the elimination of sales representatives in the retail craft market; (iv) $140,772 less amortization expense in 1997, principally because of the write down of certain purchased goodwill during 1996; and (iv) reductions of $50,000 or more in each of advertising, corporate fees and shareholders relations, freight, insurance, supplies, travel, and marketing samples. These decreases in operating expenses were partially offset by increased professional expenses incurred by the Company in initial efforts to obtain new financing during 1997.

Other (Income) Expense

         Other expenses were $887,543 for the fiscal year ended December 31, 1997 compared to $1,000,604 during the same period in 1996. The difference between the two years involved decreased interest expense. The difference in the dollar amount of interest expense was principally due to the write-off in 1996 of the commitment and facility fees attributable to the acquisition commitments that expired in July 1996. The interest expense that the Company could have saved during 1997 from decreased levels of debt compared to the previous year, was offset by increased interest rates and the forbearance fees charged by NationsBank. Due to the Company's continuing default under certain covenants contained in its former NationsBank debt facility, the rate of interest charged by NationsBank increased from an average of the Prime Rate or less during the prior fiscal year to the Prime Rate plus 2% on average for 1997.

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

Net Income (Loss)

         The Company recorded net income of $70,292 for 1997 as compared to a net loss of $989,768 during 1996. The change in results was primarily due to the factors noted above regarding sales, cost of goods sold, operating expenses and other (income) expense.

Capital Resources and Liquidity

         The primary sources of liquidity and capital resources during 1998 were borrowings from the Senior Debt Facility with FINOVA, the Subordinated Debenture held by Schlinger, and cash flows provided by operating activities.

         While having a negative impact on sales, the Company's continued focus in 1998 on improving gross profit margins and reducing operating expenses was effective as indicated by the cash flow from operations in the amount of $1,530,286. The use of cash flows from operations to pay down debt is reflected in the improvement of the Company's debt to equity ratio from 0.89 at December 31, 1997 to 0.76 at December 31, 1998. Some of this cash flow resulted from the Company's ability to reduce its investment in accounts receivable and inventory given the reduced level of sales.

         Accounts receivable decreased to $1,582,459 and inventory decreased to $6,956,606 at December 31, 1998 from $1,865,276 and $7,279,702, respectively, at
December 31, 1997. The aging of accounts receivable has not deteriorated and is indicative of management's' continued tight credit and collection policies which have also contributed to the negative trend in sales noted above.

         Even at the reduced level, inventory only turned 1.74 times during 1998, which is below the 1997 ratio of 1.98 times. This decrease in the turn rate indicates that further reductions in inventory are still needed as of December 31, 1998 to support the current level of sales. Management anticipates the completion of its implementation of new information systems in 1999 will assist in monitoring of inventory levels that in turn should provide additional cash flows from operations in the future.

         The 1997 refinancing of the Company's debt on a long-term basis as discussed in Item 1 and Note 3 to the Consolidated Financial Statements significantly improved the Company's financial position. The Company's current ratio was 1.27 at December 31, 1998 and 1.68 at December 31, 1997 compared to
1.13 at the end of 1996. If the Company's promissory notes and debentures had not been reclassified from long term to current to reflect their maturity during 1999, the current ratio at December 31, 1998 would have been 1.91.

         The largest use of cash beyond inventory, accounts receivable, and debt payments in 1998 was for capital expenditures. Cash used for capital expenditures totaled $137,828 and $239,578 for the years ended December 31, 1998 and 1997, respectively. Approximately 25% of 1998 capital spending was for new computer equipment and software with the remainder split between office and warehouse fixtures, machinery and other equipment, and leasehold improvements.

         The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of new sales/distribution units. In 1999, the funding for the opening of new units is expected to be provided by operating leases, cash flows from operating activities, the Company's Senior Debt Facility with FINOVA, and the Subordinated Debenture with Schlinger.

         The Senior Debt Facility is comprised of a revolving credit facility and three term notes. The revolving portion is based upon the level of the Company's accounts receivable and inventory. At December 31, 1998, the Company had additional availability of approximately $475,000. As the Company's sales and operations expand, requiring larger investments in accounts receivable and inventory, the Company expects to have in excess of $1,000,000 in additional funds available under the revolving credit facility.

         The Company's Senior Debt Facility and Subordinated Debentures mature on December 1, 1999, and management intends to pursue negotiations with FINOVA and other potential investors/lenders in 1999 to extend or replace the maturing debt facilities. Management believes it will be able to secure the required financing prior to the maturity of these obligations. However, in the event of a future material adverse change in the Company's operations, FINOVA could accelerate its debt or otherwise determine not to renew the notes. In such a circumstance the Company would pursue other sources of financing. If other financing could not be secured, the Company could experience a material adverse impact.

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

         The installation of the POS system in the Company's remaining nineteen distribution units was delayed until after the conversion and testing of the Y2K compliant version of the software. The conversion in the Fort Worth location is currently in process and all Texas locations should be on the Y2K compliant version by the end of March 1999. Installation in the remaining locations is scheduled to be completed by October 31, 1999.

         The Company has appointed a Y2K committee composed of senior executives and middle management. This committee is charged with testing systems for potential Y2K problems missed in the preliminary review and remediation process as well as assessment of potential risks from the Company's trading partners' Y2K failures. This committee will report periodically to the Company's Board of Directors and currently expects testing to be completed by October 31, 1999.

         The Company has managed its Y2K compliance program using mostly internal salaried staff. For this reason and the fact that much of the replacement cost of non-compliant IT systems would have been incurred anyway, it is difficult to quantify the actual remediation costs. The Company spent $34,185 in 1998 for new computer systems and acquired an additional $226,741 in new equipment and software in January 1999. This investment includes systems upgrades which will facilitate completion of the Y2K compliance program. It is believed that the majority of the total expected remediation costs have already been incurred.

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

Cautionary Statement

         The disclosures under "-Results of Operations"; "-Capital Resources and Liquidity"; "Year 2000 Issue" and in the Notes to Consolidated Financial Statements as provided elsewhere herein contain forward-looking statements and projections of management. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some, but not all, of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, and possible negative trends in the craft and western retail markets, customer acceptance of existing and new products, or otherwise, pricing pressures due to competitive industry conditions, increases in prices for leather, which is a world-wide commodity, which for some reason, may not be passed on to the customers of the Company's products, change in tax rates, change in interest rates, change in the commercial banking environment, the Company's or its significant trading partners' inability to identify all Y2K issues, problems with the importation of the products which the Company buys in 14 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by said countries of Most Favored Nation status with the United States of America, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Compnay's Senior Debt Facility includes loans with interest rates that vary with changes in the prime rate. An increase of one percentage point in the prime rate would not have a material impact on the Company's future earnings.

Item 8.  Financial Statements and Supplementary Data.

         The Financial Statements and Financial Statement Schedule are filed as a part of this report. See page 17, Index to Consolidated Financial Statements.

Item 9.  Change In and Disagreements with Accountants on Accounting and
              Financial Disclosure.

         A. Change in Accountants - During the quarter ended September 30, 1998, the Company filed a Current Report on Form 8-K dated July 20, 1998 to disclose, pursuant to item 4, a change in the Company's independent accountant. No financial statements were filed.

         B. Disagreements with Accountants - None






                            THE LEATHER FACTORY, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated Balance Sheets at December 31, 1998 and 1997..............................................  18

Consolidated Statements of Operations For the Years Ended December 31, 1998, 1997 and 1996 ............  19

Consolidated Statements of Cash Flows For the Years Ended December 31, 1998, 1997 and 1996.............  20

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 1998, 1997 and 1996...  21

Notes to Consolidated Financial Statements.............................................................  22-30

Financial Statement Schedules for the years ended December 31, 1998 and 1997:

         II--Valuation and Qualifying Accounts and Reserves............................................  31

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

Reports of Independent Auditors .......................................................................  32-33




                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                     1998            1997
                                                                ------------    ------------

                       ASSETS
CURRENT ASSETS:
     Cash                                                       $    510,399    $     70,496
     Cash restricted for payment on revolving credit facility        232,838         319,133
     Accounts receivable-trade, net of allowance for
         doubtful accounts of $52,000 and $28,000
          in 1998 and 1997, respectively                           1,582,459       1,865,276
     Inventory                                                     6,956,606       7,279,702
     Prepaid income taxes                                            228,939         285,970
     Deferred income taxes                                           102,012         109,411
     Other current assets                                            272,993         385,199
                                                                ------------    ------------
                           Total current assets                    9,886,246      10,315,187
                                                                ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                    2,671,827       2,534,839
  Less: accumulated depreciation and amortization                 (1,813,378)     (1,505,098)
                                                                ------------    ------------
                           Property and equipment, net               858,449       1,029,741

GOODWILL and other, net of accumulated amortization of
     $1,246,000 and $878,000 in 1998 and 1997, respectively        5,285,242       5,679,621
                                                                ------------    ------------
                                                                $ 16,029,937    $ 17,024,549
                                                                ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                           $  1,019,069    $    942,046
     Accrued expenses and other liabilities                          530,789         559,776
     Notes payable and current maturities of
         long-term debt                                            6,139,327       4,650,742
                                                                ------------    ------------
                           Total current liabilities               7,689,185       6,152,564
                                                                ------------    ------------

DEFERRED INCOME TAXES                                                109,085         136,611

NOTES PAYABLE AND LONG-TERM DEBT,
     net of current maturities                                        61,389       2,602,728

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                  --              --
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 9,853,161 shares issued in 1998 and 1997         23,648          23,648
     Paid-in capital                                               3,901,740       4,119,915
     Retained earnings                                             4,495,378       4,534,569
     Less: Notes receivable - secured by common stock               (224,750)       (257,617)
     Accumulated other comprehensive loss                            (25,738)        (14,018)
     Less:  Unearned shares held by ESOP, 0 and
         54,262 shares in 1998 and 1997, respectively                   --          (273,851)

                                                                ------------    ------------
                           Total stockholders' equity              8,170,278       8,132,646
                                                                ------------    ------------
                                                                $ 16,029,937    $ 17,024,549
                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                           1998            1997           1996
                                                      ------------    ------------   ------------

NET SALES                                             $ 22,163,994    $ 25,399,116   $ 28,253,632

COST OF SALES                                           12,428,324      14,844,376     17,689,973
                                                      ------------    ------------   ------------

                Gross profit                             9,735,670      10,554,740     10,563,659

OPERATING EXPENSES                                       8,890,045       9,365,673     10,869,359
                                                      ------------    ------------   ------------

INCOME (LOSS) FROM OPERATIONS                              845,625       1,189,067       (305,700)

OTHER (INCOME) EXPENSE:
     Interest expense                                    1,003,649         867,548      1,007,544
     Other, net                                            (33,310)         19,995         (6,940)
                                                      ------------    ------------   ------------
                Total other (income) expense               970,339         887,543      1,000,604
                                                      ------------    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (124,715)        301,524     (1,306,304)

PROVISION (BENEFIT) FOR INCOME TAXES                       (85,524)        231,232       (316,536)
                                                      ------------    ------------   ------------

NET INCOME (LOSS)                                     $    (39,191)   $     70,292   $   (989,768)
                                                      ============    ============   ============





EARNINGS (LOSS) PER COMMON SHARE                      $       (.00)   $        .01   $      (0.10)
                                                      ============    ============   ============

EARNINGS (LOSS) PER COMMON SHARE--Assuming Dilution   $       (.00)   $        .01   $      (0.10)
                                                      ============    ============   ============

DIVIDENDS PAID PER COMMON SHARE                       $       --      $       --     $       --
                                                      ============    ============   ============











   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                   1998           1997           1996
                                                                               -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $   (39,191)   $    70,292    $  (989,768)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation and amortization                                                 527,443        523,551        638,450
    (Gain) loss on sales of assets                                                  (9,118)        46,950         (7,541)
     Deferred financing costs                                                      233,239         32,113        156,891
     Deferred income taxes                                                         (12,944)        16,845         13,479
     Other                                                                           7,671          1,150            785,
     Net changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable-trade, net                                              282,817         82,422        814,870
       Inventory                                                                   323,096        457,618        241,843
       Income taxes                                                                 57,031        252,488       (383,199)
       Other current assets                                                        112,206        157,610        130,683
       Accounts payable                                                             77,023          1,497       (458,368)
       Accrued expenses and other liabilities                                      (28,987)       (37,231)       (58,482)
                                                                               -----------    -----------    -----------
     Total adjustments                                                           1,569,477      1,535,013      1,089,411
                                                                               -----------    -----------    -----------

      Net cash provided by operating activities                                  1,530,286      1,605,305         99,643
                                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (137,828)      (239,578)      (208,537)
  Proceeds from sales of assets                                                     10,000        257,306         10,444
  Cash paid for acquisitions, net of cash acquired                                    --             --         (300,000)
  Other intangible costs                                                            (1,728)       (32,061)       (24,788)
                                                                               -----------    -----------    -----------
      Net cash used in investing activities                                       (129,556)       (14,333)      (522,881)
                                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                               (432,531)    (1,469,481)     2,000,000
  Increase (decrease) in notes payable and other borrowings
     Receipts                                                                         --        3,001,396           --
     Payments                                                                     (620,223)    (3,083,189)    (1,296,424)
  (Increase) decrease in cash restricted for payment on revolving                   86,295       (319,133)          --
     credit facility
  Payments received (purchase) of  notes receivable -
     secured by common stock                                                        32,867         11,688       (269,305)
  Deferred financing costs                                                         (27,235)      (149,949)          --
                                                                               -----------    -----------    -----------

      Net cash provided by (used in) financing activities                         (960,827)    (2,008,668)       434,271
                                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                    439,903       (417,696)        11,033

CASH, beginning of year                                                             70,496        488,192        477,159
                                                                               -----------    -----------    -----------

CASH, end of year                                                              $   510,399    $    70,476    $   488,192
                                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the year                                                $   787,148    $   749,472    $   793,373
  Income taxes paid during the year, net of (refunds)                             (117,609)       (38,101)        55,445






   The accompanying notes are an integral part of these financial statements.




                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31,1998,1997 AND 1996

                                  Common Stock                                             Notes           Accumulated
                                ---------------------                                    Receivable           Other
                                  Number      Par            Paid-in      Retained      - Secured by       Comprehensive
                                of Shares     Value          Capital      Earnings      Common Stock          Loss
                                ----------   ----------    -----------    ----------    ------------       -------------

BALANCE, December 31, 1995      9,853,161    $   23,648    $ 4,130,796    $ 5,454,045    $      -          $       -

  Notes receivable - secured
   by common stock                   -             -              -              -          (269,305)              -

  Net loss                           -             -              -          (989,768)          -                  -

  Translation adjustment             -             -              -              -              -                 (295)
                                ---------     ---------    -----------     ----------     ----------       -----------
BALANCE, December 31, 1996      9,853,161        23,648      4,130,796      4,464,277       (269,305)             (295)


  Payments on notes receivable -
   secured by common stock           -             -              -              -            11,688               -

  Allocation of suspended ESOP
   shares committed to be released   -             -           (45,881)          -              -                  -

  Warrants to acquire 100,000 shares
   of common stock issued            -             -            35,000           -              -                  -

  Net Income                         -             -              -            70,292           -                  -

  Translation adjustment             -             -              -              -              -              (13,723)
                                ---------     ---------    -----------     ----------     ----------       -----------
 BALANCE, December 31, 1997     9,853,161        23,648      4,119,915      4,534,569       (257,617)          (14,018)


  Payments on notes receivable -
   secured by common stock           -             -              -              -            32,867              -


  Allocation of suspended ESOP
   shares committed to be released   -             -          (258,175)          -              -                 -

  Warrants to acquire 200,000 shares
   of common stock issued            -             -            40,000           -              -                 -

  Net Loss                           -             -              -           (39,191)          -                 -

  Translation adjustment             -             -              -              -              -              (11,720)
                                ---------     ---------    -----------     ----------     ----------       -----------
 BALANCE, December 31, 1998     9,853,161     $  23,648    $ 3,901,740     $4,495,378     $ (224,750)      $   (25,738)
                                =========     =========    ===========     ==========     ==========       ===========




                                    Unearned                    Comprehensive
                                      ESOP                        Income
                                    Shares           Total        (Loss)
                                   ----------     ----------    -------------

BALANCE, December 31, 1995         $ (326,184)    $ 9,282,305

  Notes receivable - secured
   by common stock                       -           (269,305)

  Net loss                               -           (989,768)   $  (989,768)

  Translation adjustment                 -               (295)          (295)
                                   ----------     -----------
BALANCE, December 31, 1996           (326,184)      8,022,937
                                                                  ----------
 Comprehensive income (loss) for the year ended December 31, 1996   (990,063)

 Payments on notes receivable -
   secured by common stock               -             11,688

 Allocation of suspended ESOP
   shares committed to be release      52,333           6,452

 Warrants to acquire 100,000 shares
   of common stock issued                -             35,000

 Net Income                              -             70,292         70,292

 Translation adjustment                  -            (13,723)       (13,723)
                                   ----------     -----------
BALANCE, December 31, 1997           (273,851)      8,132,646
                                                                  ----------
 Comprehensive income (loss) for the year ended December 31, 1997     56,569

 Payments on notes receivable -
   secured by common stock               -             32,867


 Allocation of suspended ESOP
   shares committed to be release     273,851          15,676

 Warrants to acquire 200,000 shares
   of common stock issued                -             40,000

 Net Loss                                -            (39,191)       (39,191)

 Translation adjustment                  -            (11,720)       (11,720)
                                   ----------     -----------
BALANCE, December 31, 1998         $     -        $ 8,170,278
                                   ==========     ===========
                                                                   ----------
 Comprehensive income (loss) for the year ended December 31, 1998  $  (50,911)
                                                                   ==========


   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



1.  ORGANIZATION AND NATURE OF OPERATIONS

The Leather Factory, Inc. and subsidiaries (the "Company") operations include the manufacture, distribution, importation, and exportation of leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself kits. The Company through its subsidiary, Roberts, Cushman & Company, Inc., is also a manufacturer and distributor of hat trims and small finished leather goods such as cigar cases, picture frames, wallets, and western accessories. As of December 31, 1998, the Company had 22 sales/distribution units in 17 states and Canada, including Arizona, California, Colorado, Florida, Iowa, Kansas, Louisiana, Michigan, Missouri, New Mexico, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Washington, and Winnipeg. The Company also has light manufacturing facilities In Fort Worth, Texas and Long Island City, New York.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Inventory

The Company's inventory is valued at the lower of first-in, first-out cost or market and consists of the following at December 31:

                                                 1998              1997
                                             -----------       -----------
  Finished goods held for sale               $ 5,564,406       $ 5,833,002
  Raw materials and work in process            1,392,200         1,446,700
                                             -----------       -----------
                                             $ 6,956,606       $ 7,279,702
                                             ===========       ===========

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

                   Building                           30 years
                   Leasehold improvements             5-7 years
                   Equipment                          5-10 years
                   Furniture and fixtures             5-7 years
                   Automobiles                        5 years

Depreciation expense was $308,568; $303,867; and $277,994 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Amortization expense of $218,875 in 1998; $219,684 in 1997; and $360,456 in 1996
was recorded in operating expenses including the above write-down.

Advertising Costs

With the exception of catalog costs, advertising costs are expensed as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to fifteen months. Such capitalized costs are included in other current assets and totaled $17,809 and $39,350 at December 31, 1998 and 1997, respectively. Total advertising expense was $908,432 in 1998; $1,002,623 in 1997; and $1,089,716 in 1996.

Revenue Recognition

Sales are recorded when goods are shipped to customers.

Income Taxes

Deferred income taxes result from temporary differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

Earnings Per Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. The adoption of SFAS No. 128 had no effect on previously reported amounts as the effects of outstanding options were antidilutive for all prior periods presented. Unearned shares held by the Employees' Stock Ownership Plan are deemed not to be outstanding for earnings per share calculations.

Accounting Estimates

The consolidated financial statements include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Long-Lived Assets

The FASB has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company has determined that as of December 31, 1998, it has no long-lived assets that meet the impairment criteria of SFAS No. 121.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company has elected to continue to use Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations, in accounting for its stock option plans.

3.  NOTES PAYABLE AND LONG-TERM DEBT

On November 21, 1997, the Company entered into a Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"), pursuant to which FINOVA agreed to provide a credit facility of up to $9,136,000 in senior debt (the "Senior Debt Facility"). The Senior Debt Facility has a two year term and is made up of a revolving credit facility and three term notes. One of the notes (Term Note B) in the original principal amount of $236,000 was satisfied in its entirety on December 15, 1997 with the net proceeds from the sale of real estate in Tampa, Florida.

Simultaneously with the closing of the Senior Debt Facility, the Company also issued to The Schlinger Foundation at face value $1,000,000 in subordinated convertible debt (the "Subordinated Debenture").

Proceeds of the closing of the Senior Debt Facility in the amount of $6,417,563, together with the $1,000,000 of proceeds from the Subordinated Convertible Debenture, were used to pay all amounts due and owing by the Company pursuant to the Second Restated Loan Agreement, as amended, by and between the Company and NationsBank of Texas, N.A. ("NationsBank"). At closing, the Company's revolving line of credit and term loan facility with NationsBank in the principal amounts of $5,125,000 and $2,200,000, respectively, were satisfied in their entirety. The Company used the remaining proceeds to pay certain closing and financing costs.

At December 31, 1998 and 1997, the amounts outstanding under the above agreements and other long-term debt consisted of the following:

                                                                                          1998            1997
                                                                                          ----            ----

Loan & Security Agreement with FINOVA - collateralized by all of the assets of the Company as well as a pledge of 3,000,000 shares of the Company's common stock, par value $.0024 ("Common Stock"), collectively owned by two of the Company's executive officers; payable as follows:

     Promissory  Note  (Revolving  Credit  Loan) dated  November 21, 1997 in the maximum  principal  amount of $7,000,000  with  revolving  features as more fully described below -- interest due monthly at prime plus 1% (8.75% at
     December 31, 1998); matures December 1, 1999                                       $ 3,597,988      $ 4,030,519

     Promissory  Note  (Term Loan A) dated  November  21,  1997 in the  original principal  amount of $400,000 -- $6,667  monthly  principal  payments  plus interest at prime plus .75% (8.5% at December 31, 1998); matures December
     1, 1999                                                                                320,000          400,000

     Promissory  Note  (Term Loan C) dated  November  21,  1997 in the  original principal amount of $1,500,000 -- $25,000 monthly  principal  payments plus interest at prime plus 3% (10.75% at December 31, 1998); matures December
     1, 1999                                                                              1,200,000        1,500,000

     Short-term  note  payable  for  facility  fee -- monthly  installments  of
     $5,833; matures November 1, 1998*                                                            -           64,167

Unsecured  short-term note payable to third party in connection with Closing the
Senior Debt facility -- monthly installments of $14,000; matures October
1, 1998*                                                                                          -          140,000

Subordinated Debenture in the original principal amount of $1,000,000; partially convertible;  secured by a pledge of 2,666,666  shares of the  Company's  Common
Stock owned  by another  executive officer - monthly interest payments  at 13%;
matures December 1, 1999                                                                  1,000,000        1,000,000

Unsecured note payable  created in connection with the acquisition of the assets of The Leather  Warehouse in 1994 -- $4,424  payments of principal  and interest
due monthly at prime (8.5% at December 31, 1997); matures April 1, 1998                           -           17,388





                                                                                          1998            1997
                                                                                          ----            ----

Capital  Leases  secured by computer  equipment - total  monthly  principal  and interest payments of $2,599 at approximately 13.5% interest; maturing in
February through August of 2002                                                              82,728          101,396

                                                                                        -----------      -----------
                                                                                          6,200,716        7,253,470

Less - Current maturities (see below)                                                     6,139,327        4,650,742
                                                                                        -----------      -----------
                                                                                        $    61,389      $ 2,602,728
                                                                                        ===========      ===========


The current portion of long-term debt for 1997 includes the FINOVA Revolving Credit Loan of $4,030,519 although this obligation does not mature until December 1, 1999. The classification of this debt was attributable to an accounting rule that requires a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain an arrangement, whereby cash collections from the borrower's customers directly reduce the debt outstanding, to be classified as a short-term obligation (Emerging Issues Task Force Issue 95-22). A covenant of the Senior Debt Facility is that collections from customers are to be deposited into a cash collateral account that directly pays down the Revolving Credit Loan. The balance in this account comprises the restricted cash on the Company's balance sheet. Because of this arrangement and the fact that the debt agreement contains a clause that would allow acceleration of payment of the debt in case of a "material adverse change, this rule applies. Management does not believe that any such acceleration will occur.

In addition to the above obligations, the Company had outstanding letters of credit for inventory purchase commitments with terms ranging from sight to 90 days. As of December 31, 1998, and 1997 the Company had $0 and $260,089, respectively, in outstanding purchase commitments on these letters of credit.

Pursuant to the Loan and Security Agreement with FINOVA, the overall combined limit for borrowings under the Revolving Credit Loan and outstanding balance on letters of credit is $7,000,000. Of the overall $7,000,000 limit, letters of credit cannot exceed $1,000,000. The unused portion of the letter of credit limit can be utilized for borrowings, up to the limits imposed for said indebtedness. Total borrowings under this arrangement are also limited to a certain percentage of trade accounts receivable and inventory reduced by the outstanding balance of letters of credit and any required reserves. Additional availability at December 31, 1998, under the Revolving Credit Loan and for letters of credit was $475,266.

At any time before maturity of the Subordinated Debenture, the holder may, at its option, satisfy 50% or $500,000 of the principal amount by converting into shares of the Company's Common Stock at $0.724 per share.

The terms of the Senior Debt Facility and the Subordinated Debenture contain various covenants which among other things require the Company to maintain a certain level of earnings before interest, taxes, depreciation and amortization, limit capital expenditures, and require the maintenance of certain debt service coverage ratios. Other covenants prohibit the Company from incurring indebtedness except as permitted by the terms of the Senior Debt Facility, from declaring or paying cash dividends upon any of it stock and from entering into any new business or making material changes in any of the Company's business objectives, purposes or operations.

The Company's long-term debt matures as follows:

                          1999                    $ 6,139,327
                          2000                         24,393
                          2001                         27,884
                          2002                          9,112
                          2003                              -
                                                  -----------
                                                  $ 6,200,716
                                                  ===========

In January 1999 the Company entered into three capital leases secured by computer equipment costing $226,761 with total monthly principal and interest payments of $6,891, an average interest rate of 9.7%, and maturing December 2001.

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

During 1994, the Company adopted Statement of Position 93-6 ("SOP 93-6"), "Employers' Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs, issued in November 1993. Contributions made during 1994 and 1995 in the amount of $99,962 and $226,222, respectively, represented securities acquisition loans. In accordance with SOP 93-6, securities purchased with these loans have been recorded as unearned ESOP shares. The unearned ESOP share account is reduced by the cost of the shares when they are committed to be released to participants as payments are made on the loans using the principal and interest method. Compensation expense is measured using the average fair market value when shares are committed to be released to the employee. The Company contributed $125,408; $50,910; and $27,500 in cash as current year contributions to the plan during 1998, 1997 and 1996, respectively, and recognized compensation expense related to these payments of $42,046; $53,968; and $27,500 in 1998, 1997, and 1996, respectively.
Furthermore, on January 21, 1999, the Company made an additional contribution to the Plan for December 1998 in the amount of $261,920. As a result of this contribution, the Company recognized an additional compensation expense of $10,538 during 1998 relating to the Plan.


The following table summarizes the number of shares held by the Plan and the market value as of December 31, 1998, 1997 and 1996:

                                No. of Shares                             Market Value
                                -------------                             ------------
                        1998      1997       1996            1998          1997          1996
                        -----     ----       ----            ----           ---          ----
       Allocated        692,606   652,609    681,547        $173,152     $ 326,305     $ 554,098
       Unearned               -    54,262     64,631               -        27,131        52,545
                      ------------------------------     ---------------------------------------
        Total           692,606   706,871    746,178        $173,152     $ 353,436     $ 606,643
                      ==============================     =======================================

The Company currently offers no postretirement or postemployment benefits to its employees.

5.  INCOME TAXES

The provision for income taxes consists of the following:

                                        1998           1997           1996
                                        ----           -----          ----
Current provision (benefit):
                Federal               $  (60,240)      $ 174,469     $ (282,917)
                State                    (12,340)         39,918        (47,098)
                                      ----------       ---------     ----------
                                         (72,580)        214,387       (330,015)
                                      ----------       ---------     ----------
Deferred provision (benefit):
                Federal                  (10,900)         14,185         11,351
                 State                    (2,044)          2,660          2,128
                                      ----------       ---------     ----------
                                         (12,944)         16,845         13,479
                                      ----------       ---------     ----------
                                      $  (85,524)      $ 231,232     $ (316,536)
                                      ==========       =========     ==========

Deferred taxes relate primarily to temporary differences in the bases of accounts receivable, inventory, property and equipment and accrued expenses.

The effective tax rate differs from the statutory rate as follows:
                                                          1998    1997     1996
                                                          ----    ----     ----
           Statutory rate                                 (34%)     34%    (34%)
           State taxes                                     (8%)     10%     (3%)
           Non-deductible goodwill amortization             68%     26%      10%
           ESOP transaction                              (112%)       -        -
           Other                                            17%      7%       3%
                                                        ========================
           Effective rate                                 (69%)     77%    (24%)
                                                        ========================

6.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's primary office facility and warehouse are leased under a five-year lease agreement that expires in March 2003. Rental agreements for the sales/distribution units expire on dates ranging from March 1999 to July 2004. The Company's lease agreement for the manufacturing facility in Long Island City, New York, expires on June 30, 2003. Future minimum lease payments for all noncancellable operating leases are as follows:


                                         Year Ending December 31,

                                 1999                             $   990,811
                                 2000                                 869,127
                                 2001                                 750,576
                                 2002                                 706,367
                                 2003                                 345,573
                                 2004 and thereafter                   79,165
                                                                  -----------
                   Total future minimum lease payments            $ 3,741,619
                                                                  ===========


Rent expense on all operating leases for the years ended December 31, 1998, 1997 and 1996, was $1,017,491; $1,036,892; and $1,008,458, respectively.

Litigation

The Company has litigation in the ordinary course of its business and operations. The Company does not expect the outcome of any current litigation to have a material impact on its financial position and results of operations.

7.  Major Vendors

Two major vendors accounted for 17% and 6%, respectively, of the Company's 1998 inventory purchases. These same vendors accounted for 17% and 8%, respectively, of 1997 inventory purchases, and 16% and 10%, respectively, of 1996 inventory purchases. Due to the number of alternative sources of supply, it is management's opinion that the loss of either or both of these principal suppliers would not have a material impact on the operations of the Company.

8.  EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                             1998            1997            1996
                                                        -------------  --------------   -------------

Numerator:
      Net income (loss)                                 $    (39,191)  $       70,292   $   (989,768)
                                                        -------------   -------------   -------------
      Numerator for basic and diluted earnings per
      share                                                  (39,191)          70,292       (989,768)
Denominator:
      Denominator for basic earnings per share --
      weighted-average shares                               9,803,887       9,789,358      9,788,530

Effect of dilutive securities:
      Employee stock options                                        -              25              -
      Warrants                                                      -           2,182              -
                                                        -------------   -------------    -------------
Dilutive potential common shares                                    -           2,207              -
                                                        -------------   -------------    -------------

      Denominator for diluted earnings per share--
      adjusted weighted-average shares and
      assumed conversions
                                                            9,803,887       9,791,565       9,788,530
                                                        =============   =============    =============

      Basic earnings per share                          $      (0.00)   $        0.01    $      (0.10)
                                                        =============   =============    =============

      Diluted earnings per share                        $      (0.00)   $        0.01    $      (0.10)
                                                        =============   =============    =============

For additional disclosures regarding the employee stock options and the warrants, see note 9. The options outstanding discussed in note 9 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The 13% convertible debt discussed in note 3 above was not included in the computation of diluted earnings per share because the interest cost (net of tax) per assumed converted share was more than basic earnings per share and, therefore, the effect would be antidilutive.

Subsequent to year-end 1998, options to acquire 100,000 shares under the 1995 Stock Option Plan for officers and key management employees expired.

9.  STOCKHOLDERS' EQUITY

Stock Option Plans

The Company has outstanding options to purchase its common stock under The 1995 Stock Option Plan for officers and key management employees and The 1995 Director Non-qualified Stock Option Plan for non-employee directors. The plan for employees provides for the granting of either qualified incentive stock options or non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant. Employee options vest over a five-year period while the director options vest after six months. All options expire ten years from the date of grant and are exercisable at any time after vesting. The Company has reserved 1,100,000 shares of common stock for issuance under these plans, and at December 31, 1998, 1997 and 1996, there were 557,000; 534,000; and 590,000; respectively, in un-optioned shares available for future grants.


A summary of the Company's stock option activity and related information for the years ended December 31, 1998, 1997 and 1996, is as follows:
                                                 1998                     1997                      1996
                                       ------------------------   ----------------------   -----------------------
                                                     Weighted                  Weighted                 Weighted
                                                     Average                   Average                   Average
                                         Option      Exercise       Option     Exercise      Option     Exercise
                                         Shares       Price         Shares      Price        Shares       Price
                                       ------------ -----------   ----------- -----------   ----------  ----------
   Outstanding at January 1                566,000      $0.874       510,000     $ 2.653                $   3.063
                                                                                              585,000
   Granted *                               108,000       0.500       456,000       0.805      106,000       1.088
   Forfeited                              (131,000)      1.047                               (181,000)      3.063
   Exchanged *                                                     (400,000)       3.063
   Exercised
                                       ------------ -----------   ----------- -----------   ----------  ---------
   Outstanding at December 31              543,000      $0.758       566,000     $ 0.874      510,000   $   2.653
                                       ============ ===========   =========== ===========   ==========  =========
   Exercisable at end of year              255,000      $0.838       190,000     $ 0.908       84,000   $   3.063
                                       ============ ===========   =========== ===========   ==========  ==========
   Weighted-average fair value of
    options granted during year             $ 0.31                    $ 0.31                   $ 0.52
                                       ===========               ===========               ==========

* In 1997, options originally granted in 1995 were canceled and reissued. This action was taken to provide incentive to and in order to retain the Company's key management personnel in light of the severe decline in the market price for the Company's common stock.

The following table segregates outstanding options into groups based upon exercise price ranges.

                                            Outstanding                               Exercisable
                               ------------------------------------      ------------------------------------
                                             Weighted     Weighted                      Weighted    Weighted
                                              Average     Average                       Average     Average
                                  Option     Exercise     Maturity          Option      Exercise    Maturity
   Exercise Price Range           Shares       Price      (Years)           Shares       Price      (Years)
   --------------------
                               ------------- ----------  ----------      ------------- ----------- -----------
       $0.75 or Less                137,000    $ 0.542        9.05              9,000     $ 0.715       8.74


     More than $0.75 &
      Less Than $1.00               400,000      0.813        6.74            240,000       0.813       6.74

      More than $1.00                 6,000      2.021        7.41              6,000       2.021       7.41
                               ------------- ----------  ----------      ------------- ----------- -----------
                                    543,000    $ 0.758        7.33            255,000     $ 0.838       6.83
                               ============= ==========  ==========      ============= =========== ===========

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.00% in 1998; 6.64% in 1997; and 6.72% 1996; dividend yields of 0% for all years; volatility factors of .693 for 1998, .550 for 1997 and .439 for 1996; and an expected life of the valued options of 5 years for all years other than the exchanged options reissued in 1997 which have an expected remaining life of 4 years.

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

                                                         1998          1997             1996
                                                     ------------    ----------    -------------
Pro forma net income (loss)                          $  (192,441)    $ (76,117)    $ (1,057,818)

Pro forma net income (loss) per common share         $      (.02)    $    (.01)    $      (0.11)

Pro forma net income (loss) per common share--       $      (.02)    $    (.01)    $      (0.11)
Assuming Dilution

Warrants

In connection with the issuance of the Subordinated Debenture discussed in note 3 above, the Company issued warrants to acquire up to 100,000 shares of Common Stock at $.54 per share to an unrelated individual. The warrants may be exercised at anytime until expiration on November 21, 2002. The fair value for these warrants was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of .550; and an expected life of 3 years

Warrants to acquire up to 200,000 shares of common stock at approximately $0.44 per share were issued to an unrelated individual in August 1998. The warrants may be exercised at anytime until expiraton on August 3, 2003. The fair value for these warrants was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of .645; and an expected life of 3 years.

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




12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           First           Second             Third           Fourth
            1998                         Quarter          Quarter           Quarter          Quarter
-----------------------------  ----------------------------------------------------------------------

Net sales                            $ 5,710,832      $ 5,471,463       $ 5,628,895      $ 5,352,804
Gross profit                           2,414,694        2,426,840         2,482,248        2,411,888
Net income (loss)                       (88,528)          (33,544)            5,914           76,967

Net income (loss) per
common share:
           Basic                          (0.01)                -                 -             0.01
          Diluted                         (0.01)                -                 -             0.01
Weighted average number
of common shares
outstanding:
           Basic                       9,799,404        9,802,259         9,805,385        9,808,501
          Diluted                      9,799,404        9,802,259         9,805,385        9,808,501


                                           First           Second             Third           Fourth
           1997                          Quarter          Quarter           Quarter          Quarter
-----------------------------  ----------------------------------------------------------------------
Net sales                            $ 6,459,892      $ 6,526,992       $ 6,353,582      $ 6,058,650
Gross profit                           2,563,811        2,739,284         2,693,991        2,557,654
Net income (loss)                       (36,185)           87,858            92,439          (73,820)

Net income (loss) per
common share:
           Basic                               -             0.01              0.01           (0.01)
          Diluted                              -             0.01              0.01           (0.01)
Weighted average number
of common shares outstanding:
           Basic                       9,788,530        9,788,530         9,788,530        9,791,841
          Diluted                      9,788,530        9,788,530         9,788,630        9,800,569



                            THE LEATHER FACTORY, INC.
                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                     Years Ended December 31, 1998 and 1997



                                                           1998          1997
                                                          ---------    ---------
        Balance at beginning of year                      $  28,000    $ 54,000


             Additions (reductions) charged to income         3,000      (4,000)

             Balances written off, net of recoveries         21,000     (22,000)
                                                          ---------    ---------

        Balance at end of year                            $  52,000    $ 28,000
                                                          =========    =========

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
The Leather Factory, Inc.

We have audited the accompanying consolidated balance sheet of The Leather Factory, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule referred to in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Leather Factory, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Hein + Associates LLP





Dallas, Texas,
February 24, 1999

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
The Leather Factory, Inc.

We have audited the accompanying consolidated balance sheet of The Leather Factory, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Leather Factory, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP



Fort Worth, Texas
March 4, 1998

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" and "Executive Officers of the Company" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

         Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  1. Financial statements and financial statement schedules
              ---------------------------------------------------------

         The financial statements and schedules listed in the accompanying index to consolidated financial statements at Item 8 are filed as part of this Report.

         (a)  2. Exhibits:
              ------------

         The  exhibits  listed  on  the   accompanying   Exhibit  Index,   which
immediately precedes such exhibits, are filed or incorporated by reference as part of this Report and such Exhibit Index.

         (b)  Reports on Form 8-K
              -------------------

         None.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE LEATHER FACTORY, INC.
                                               (Registrant)


Date:  March 29, 1999                         /s/ Wray Thompson
                                              ---------------------------
                                                  Wray Thompson
                                              Chairman of the Board, President,
                                              Chief Executive Officer, and Chief
                                                  Accounting Officer

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signature                         Title                        Date
   ---------                         -----                        ----


/s/ Wray Thompson                   Chairman of the Board         March 29, 1999
-------------------
Wray Thompson


/s/ Ronald  C. Morgan               Director                      March 29, 1999
----------------------
Ronald C. Morgan


/s/ Robin L. Morgan                 Director                      March 29, 1999
------------------------
Robin L. Morgan


/s/ William M. Warren              Director                       March 29, 1999
------------------------
William M. Warren


/s/ H. W. Markwardt                Director                       March 29, 1999
------------------------
H. W. Markwardt


/s/ Joseph R. Mannes               Director                       March 29, 1999
------------------------
Joseph R. Mannes


/s/ Anthony C. Morton              Director                       March 29, 1999
------------------------
Anthony C. Morton


/s/ John Tittle, Jr.               Director                       March 29, 1999
------------------------
John Tittle, Jr.

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

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                            EXHIBIT INDEX (CONTINUED)
     Exhibit
     Number                       Description
     -------                      -----------
       4.8 Trademark Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation filed as Exhibit.4.9 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

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

       4.13 The Leather Factory, Inc. Stock Purchase Warrant for 200,000 shares common stock, $.0024 par value issued to Evert I. Schlinger dated August 3, 1998 and terminating on August 3, 2003, filed as Exhibit 4.13 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission November 12, 1998, and incorporated by reference herein.

       10.1 Letter Agreement for Consulting Services dated July 24, 1998, by and between The Leather Factory, Inc. and Evert I. Schlinger, filed as Exhibit 4.13 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission November 12, 1998, and incorporated by reference herein.

        16 Letter addressed to the Securities and Exchange Commission dated August 5, 1998, from the Company's former auditors, Ernst & Young LLP, relative to their agreement with the statements made in Item 4 of to the Current Report on Form 8-K/A of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on August 6, 1998, and incorporated by reference herein.

       21.1 Subsidiaries of the Company, filed as Exhibit No. 22.1 to the 1995 Annual Report on Form 10-KSB of The Leather Factory, Inc. (Commission File No. 1-12368), filed with the Securities and Exchange Commission on March 28, 1996, and incorporated herein by reference.

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                            EXHIBIT INDEX (CONTINUED)
     Exhibit
     Number                      Description
     -------                     -----------
      *23.1        Consent of Hein + Associates LLP dated March 26, 1999.

      *23.2        Consent of Ernst & Young LLP dated March 26, 1999.

      *27.1        Financial Data Schedule
   ------------
*Filed herewith.

                                  EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-81214) pertaining to the Employee Stock Ownership Plan and Trust of The Leather Factory, Inc. and the Registration Statement (Form S-8 No. 333-07147) pertaining to the 1995 Stock Option Plan of The Leather Factory, Inc. of our report dated February 24, 1999, with respect to the consolidated financial statements and schedule of The Leather Factory, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1998.


/S/ HEIN + ASSOCIATES LLP



Dallas, Texas
March 26, 1999

                                      23.2

                    CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-81214) pertaining to the Employee Stock Ownership Plan and Trust of The Leather Factory, Inc. and the Registration Statement (Form S-8 No. 333-07147) pertaining to the 1995 Stock Option Plan of The Leather Factory, Inc. of our report dated March 4, 1998, with respect to the consolidated financial statements and schedule of The Leather Factory, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1998.


/S/ ERNST & YOUNG LLP



Fort Worth, Texas
March 26, 1999

                                  EXHIBIT 27.1