Form 10-Q
period 1999-03-31
LEATHER FACTORY INC
filed 1999-05-17
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

or

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

               Class                       Shares outstanding as of May 15, 1999
----------------------------------------   -------------------------------------
Common Stock, par value $.0024 per share                9,853,161



                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                TABLE OF CONTENTS


                                                                                   PAGE NO.
                                                                                   --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     March 31, 1999 and December 31, 1998............................................ 3


    Consolidated Statements of Operations
     Three months ended March 31, 1999 and 1998...................................... 4


    Consolidated Statements of Cash Flows
     Three months ended March 31, 1999 and 1998...................................... 5


    Consolidated Statements of Stockholders' Equity and Comprehensive Loss
     Three months ended March 31, 1999 and 1998...................................... 6


    Notes to Consolidated Financial Statements....................................... 7


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................................... 8-12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 12

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K........................................... 12


SIGNATURES........................................................................... 13


EXHIBIT INDEX........................................................................ 14-15




                           THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                   March 31,     December 31,
                                                                    1999            1998
                                                                ------------    ------------
                                    ASSETS                        (UNAUDITED)
CURRENT ASSETS:
     Cash                                                       $    445,886    $    510,399
     Cash restricted for payment on revolving credit facility        151,519         232,838
     Accounts receivable-trade, net of allowance for
         doubtful accounts of $76,000 and $52,000
          in 1999 and 1998, respectively                           1,540,142       1,582,459
     Inventory                                                     7,021,185       6,956,606
     Prepaid income taxes                                            131,376         228,939
     Deferred income taxes                                           107,430         102,012
     Other current assets                                            641,090         272,993
                                                                ------------    ------------
                            Total current assets                  10,038,628       9,886,246

PROPERTY AND EQUIPMENT, at cost                                    2,911,927       2,671,827
  Less-accumulated depreciation and amortization                  (1,892,630)     (1,813,378)
                                                                ------------    ------------
                            Property and equipment, net            1,019,297         858,449

GOODWILL and other, net of accumulated amortization of
     $1,364,000 and $1,246,000 in 1999 and 1998, respectively
                                                                   5,177,053       5,285,242
                                                                ------------    ------------
                                                                $ 16,234,978    $ 16,029,937
                                                                ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                           $  1,351,176    $  1,019,069
     Accrued expenses and other liabilities                          498,416         530,789
     Notes payable and current maturities of
         long-term debt                                            5,991,790       6,139,327
                            Total current liabilities              7,841,382       7,689,185
                                                                ------------    ------------

DEFERRED INCOME TAXES                                                107,787         109,085

NOTES PAYABLE AND LONG-TERM DEBT,
     net of current maturities                                       197,206          61,389

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                  --              --
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 9,853,161 shares issued in 1999 and 1998         23,648          23,648
     Paid-in capital                                               3,901,740       3,901,740
     Retained earnings                                             4,403,187       4,495,378

     Less:  Notes receivable - secured by common stock              (211,851)       (224,750)
     Accumulated other comprehensive loss                            (28,121)        (25,738)
                                                                ------------    ------------
                            Total stockholders' equity             8,088,603       8,170,278
                                                                $ 16,234,978    $ 16,029,937
                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                                        1999            1998
                                                      -----------    -----------

NET SALES                                             $ 5,513,000    $ 5,710,832

COST OF SALES                                           3,154,110      3,296,138
                                                      -----------    -----------

             Gross Profit                               2,358,890      2,414,694

OPERATING EXPENSES                                      2,238,516      2,299,894
                                                      -----------    -----------

INCOME FROM OPERATIONS                                    120,374        114,800

OTHER (INCOME) EXPENSE:
     Interest expense                                     229,867        240,645
     Other, net                                               683         (7,761)
                                                      -----------    -----------
             Total other (income) expense                 230,550        232,884
                                                      -----------    -----------

INCOME (LOSS)  BEFORE INCOME TAXES                       (110,176)      (118,084)

PROVISION (BENEFIT)  FOR INCOME TAXES                     (17,985)       (29,556)
                                                      -----------    -----------

NET INCOME (LOSS)                                     $   (92,191)   $   (88,528)
                                                      -----------    ===========



EARNINGS (LOSS) PER COMMON SHARE                      $     (0.01)   $     (0.01)
                                                      ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE--Assuming Dilution   $     (0.01)   $     (0.01)
                                                      ===========    ===========

DIVIDENDS PAID PER COMMON SHARE                       $     --       $     --
                                                      ===========    ===========











   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                           1999         1998
                                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (92,191)   $ (88,528)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                           132,673      133,991
     Deferred financing costs                                               62,942       53,038
     Deferred income taxes                                                  (6,716)     (12,217)
     Other                                                                  (2,383)       1,961
     Net changes in operating assets and liabilities:
       Accounts receivable-trade, net                                       42,317       21,087
       Inventory                                                           (64,579)     247,661
       Income taxes                                                         97,563      (21,796)
       Other current assets                                               (368,097)    (109,640)
       Accounts payable                                                    332,107      142,704
       Accrued expenses and other liabilities                              (32,373)    (186,205)
                                                                         ---------    ---------
     Total adjustments                                                     193,454      270,584
                                                                         ---------    ---------

      Net cash provided by operating activities                            101,263      182,056
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (240,099)     (26,926)
  Other intangible costs                                                    (8,174)        --
                                                                         ---------    ---------

      Net cash used in investing activities                               (248,273)     (26,926)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                       (118,574)      (4,597)
  Proceeds from notes payable and long-term debt                           217,493         --
  Payments on notes payable and long-term debt                            (110,639)    (112,430)
  Increase in cash restricted for payment on revolving credit facility      81,319      (36,618)
  Payments received on notes secured by common stock                        12,898       19,135
  Deferred financing costs                                                    --        (77,153)
                                                                         ---------    ---------

      Net cash provided by (used in) financing activities                   82,497     (211,663)
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                                            (64,513)     (56,533)

CASH, beginning of period                                                  510,399       70,496
                                                                         ---------    ---------

CASH, end of period                                                      $ 445,886    $  13,963
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $ 169,554    $ 190,304
  Income taxes paid during the period, net of refunds                      (91,243)       4,457


   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                Common Stock                                             Notes       Accumulated
                              ------------------                                       Receivable       Other        Total
                               Number    Par      Paid-in     Retained    Unearned     - Secured by  Comprehensive  Stockholder's
                              of Shares  Value    Capital     Earnings    ESOP Shares  Common Stock      Loss         Equity
                              --------- --------  ----------  ----------- ------------ ------------- -------------  ------------

BALANCE, December 31, 1997    9,853,161 $ 23,648  $4,119,915  $4,534,569  $  (273,851) $   (257,617)   $  (14,018)  $8,132,646

   Payments received on
   notes secured by common            -        -           -           -            -        19,135             -       19,135
   stock

   Allocation of suspended
   ESOP shares committed to           -        -     (12,921)          -       14,341             -             -        1,420
   be released

   Net loss                                                -     (88,528)                                              (88,528)
                                      -        -                                    -             -             -

   Translation adjustment             -        -           -           -            -             -         1,200        1,200
                              --------- --------  ---------- -----------  -----------  ------------  ------------   ----------

BALANCE, March 31, 1998       9,853,161   23,648  $4,106,994  $4,446,041  $  (259,510) $   (238,482) $    (12,818)  $8,065,873
                              ========= ========  ========== ===========  ===========  ============  ============   ==========


Comprehensive income (loss) for the three months ended March 31, 1998 (see below)

BALANCE, December 31, 1998    9,853,161  $23,648  $3,901,740  $4,495,378  $         -  $   (224,750) $    (25,738)  $8,170,278

   Payments received on
   notes secured by common            -        -           -           -            -        12,899             -       12,899
   stock

   Allocation of suspended
   ESOP shares committed to           -        -           -           -            -             -             -            -
   be released

   Net loss                                                -     (92,191)           -             -                    (92,191)
                                      -        -                                                                -

   Translation adjustment             -        -           -           -            -             -        (2,383)      (2,383)
                              --------- --------  ---------- -----------  -----------  ------------  ------------   ----------

BALANCE, March 31, 1999       9,853,161  $23,648  $3,901,740  $4,403,187  $         -  $   (211,851) $    (28,121)  $8,088,603
                              ========= ========  ==========  ==========  ===========  ============  ============   ==========


                                                                          Comprehensive
                                                                          Income (Loss)
                                                                          ------------

BALANCE, December 31, 1997

   Payments received on
   notes secured by common
   stock

   Allocation of suspended
   ESOP shares committed to
   be released

   Net loss                                                               $ (88,528)


   Translation adjustment                                                     1,200


BALANCE, March 31, 1998


                                                                          =========
   Comprehensive income (loss) for the three months ended March 31, 1998  $ (87,328)
                                                                          =========

BALANCE, December 31, 1998

   Payments received on
   notes secured by common
   stock

   Allocation of suspended
   ESOP shares committed to
   be released

   Net loss                                                               $ (92,191)


   Translation adjustment                                                    (2,383)


BALANCE, March 31, 1999

                                                                          ---------
   Comprehensive income (loss)for the three months ended March 31, 1999   $ (94,574)
                                                                          =========


The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three-month period are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statements and disclosures contained in the Company's 1998 Annual Report on Form 10-K ("Annual Report").



2.  INVENTORY

The components of inventory consist of the following:

                                                     March 31,      December 31,
                                                          1999         1998
                                                     -----------    -----------

    Finished goods held for sale                     $ 5,729,822    $ 5,564,406
    Raw materials and work in process                  1,291,363      1,392,200
                                                     -----------    -----------
                                                     $ 7,021,185    $ 6,956,606
                                                     ===========    ===========

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended March 31,
                                                     -------------------------------
                                                        1999               1998
                                                     ------------       ------------
  Numerator:
     Net loss                                        $  (92,191)        $  (88,528)
     Numerator for basic and diluted                 -----------        -----------
       earnings per share                               (92,191)           (88,528)
                                                     -----------        -----------

  Denominator:
     Denominator for basic and diluted
     earnings per share -- weighted-average shares     9,853,161          9,799,404

     Basic earnings per share                        $    (0.01)        $    (0.01)
                                                     ===========        ===========
     Diluted earnings per share                      $    (0.01)        $    (0.01)
                                                     ===========        ===========


Unexercised stock options owned by employees, directors and others to purchase 443,000 and 585,000 shares of common stock as of March 31, 1999 and 1998, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than or equal to the average market price of the common stock during the respective periods.

Warrants (see Note 9 to consolidated financial statements in the Annual Report) to acquire 300,000 shares of common stock were not included in the computations of diluted EPS because the exercise price was greater than the average market price of the common stock during the quarter ended March 31, 1999.

The 13% convertible debt (see Note 3 to consolidated financial statements in the Annual Report) was not included in the computation of diluted earnings per share because the interest cost (net of tax) per assumed converted share was more than basic earnings per share and, therefore, the effect would be antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

General

The Leather Factory, Inc. (the "Company") is the premier distributor of leather and leathercraft products to over 40,000 customers ranging from the individual hobbyist to large retail chains. Customer groups served include: wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. The Company's products are distributed primarily through 22 sales/distribution units in the United States and Canada or through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in New York. Cushman manufactures and distributes: hat trims in braids, leather, and woven fabrics; and small finished leather goods, such as, cigar cases, picture frames, wallets and other accessories.

Results of Operations

                           Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales:


                                                       Quarterly Period Ended
                                                              March 31,
                                                    ----------------------------
                                                         1999            1998
                                                    -------------  -------------
       Net sales                                         100.0%         100.0%
       Cost of sales                                     57.2            57.7
                                                    -------------  -------------
       Gross profit                                      42.8            42.3
       Operating expenses                                40.6            40.3
                                                    -------------  -------------
       Income from operations                             2.2             2.0
       Interest expense, net                              4.2             4.1
                                                    -------------  -------------
       Loss before income taxes                          (2.0)           (2.1)
       (Benefit) provision for income taxes              (0.3)           (0.5)
                                                    -------------  -------------
       Net loss                                          (1.7)%          (1.6)%
                                                    =============  =============



Revenues

Net sales decreased 3.5% to $5,513,000 during the quarter ended March 31, 1999 from $5,710,832 in the same period of last year. First quarter sales to the Company's core business and institutional customers continued the steady growth shown over the past year and were up nearly 33% compared to the first quarter of 1998. However, these gains were more than offset by continuation of the planned reduction in sales of low-margin products and by an expected drop in crafts market sales (down 67% and 45%, respectively, from the first quarter of 1998). Crafts sales were negatively affected by inventory liquidations by Tandycrafts, Inc. as it continues the closings of its 121 Tandy Leather retail stores. Tandy Leather stores had offered a selection of products that overlapped many products sold by the Company.

The sales of the Company are not seasonal. Sales to core business customers and institutions have shown a steady increase since the beginning of last year, and first quarter 1999 total sales were up 3.0% over the fourth quarter of 1998 despite the first quarter drop in crafts sales and the continuing reduction in sales of low-margin products discussed above.

Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 57.2% for the first quarter of 1999 as compared to 57.7% for the same quarter in 1998. This one-half percentage point reduction resulted from continuation of the Company's strategic efforts to eliminate low-margin products as discussed above. The lower relative cost of sales meant that gross profit as a percentage of sales improved to 42.8% for the three months ended March 31, 1999, as compared to 42.3% for the same period in 1998.

Operating expenses decreased $61,378 or 2.7% to $2,238,516 during the first quarter of 1999 from $2,299,894 during the quarter ended March 31, 1998. The decrease in operating expenses between the two quarters reflects continued efforts to reduce overhead costs and resulted mainly from a decrease in salary and payroll-related costs, lower advertising expenditures, and lower utility costs.

Other (Income) Expense

Other expenses decreased $2,334 or 1.0% to $230,550 for the first quarter of 1999 from $232,884 during the same quarter in 1998. The decrease is mainly due to lower interest rates on borrowings which benefited from reductions in the prime rate in the latter half of 1998.

Net Loss

The Company reported a net loss of $92,191 during the first quarter of 1999 compared to a net loss of $88,528 for the same period a year ago. The increased loss was principally due to the reduced gross profit from lower sales in the first quarter of 1999.

Capital Resources and Liquidity
-------------------------------

The primary sources of liquidity and capital resources during the first quarter of 1999 were funds provided by operating activities in the amount of $101,263, borrowings from the Company's Senior Debt Facility with FINOVA and a Subordinated Debenture with The Schlinger Foundation, and capital leases to finance investment in new computer equipment.

The Company's investment in net accounts receivable was $1,540,142 at March 31, 1999, down $42,317 from $1,582,459 at year-end 1998 despite a 3.0% increase in sales over the fourth quarter of 1998. The decrease in accounts receivable reflects a significant reduction in the amount of receivables more than 60 days old as the Company continues to upgrade its product mix and uses new information systems to reduce sales to slower paying customers. Inventory increased $64,579 to $7,021,185 at March 31, 1999 from $6,965,606 at year-end 1998. Inventories were increased to support the increase in sales over the fourth quarter of 1998, but inventory turnover improved to an annual rate of 1.81 times during the first quarter of 1999, which is above the ratio of 1.74 times for all of 1998. New information systems assisted in monitoring sales and inventory levels and contributed to improved inventory management.

The largest uses of cash beyond debt payments in the first quarter of 1999 were for capital expenditures, which totaled $240,099 and were principally related to the Company's new computer systems.

As discussed in Note 3 of the Company's 1998 Annual Report on Form 10-K, on November 21, 1997, the Company entered into a Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA"), pursuant to which FINOVA agreed to provide a credit facility of up to $9,136,000 in senior debt (the "Senior Debt Facility"), containing a revolving credit facility and term notes. Simultaneously with the closing of the Senior Debt Facility, the Company also issued to The Schlinger Foundation at face value $1,000,000 in subordinated convertible debt (the "Subordinated Debenture").

The revolving credit facility with FINOVA is based upon the level of the Company's accounts receivable and inventory. At March 31, 1999 and December 31, 1998, the Company had additional availability on the revolving credit facility of approximately $647,000 and $475,000, respectively. As the Company's sales and operations expand requiring larger investments in accounts receivable and inventory, the Company could have in excess of $1,000,000 in additional funds available under the revolving credit facility.

The Senior Debt Facility contains certain financial covenants which include requirements to 1) maintain a certain level of earnings before interest, taxes, depreciation and amortization ("EBITDA"), 2) limit capital expenditures, and 3) maintain certain debt service coverage ratios. Decreases in sales, earnings and cash flow during 1998 and in January and February of 1999 resulted in debt service coverage ratios falling below target amounts in the financial covenants of the Senior Debt Facility for the 12-month period ending March 31, 1999. Prior to the March 31 measurement date, the Company requested that FINOVA amend the targets in the financial covenants, and FINOVA agreed to the Company's request. The Company and FINOVA entered into an amendment to the Senior Debt Facility, dated May 13, 1999, effective as of March 31, 1999. The amendment reduces the targets for the 12-month period ending March 31, 1999 for the Senior Debt Coverage Ratio from 1.35 to 1.25 and for the Total Debt Service Coverage Ratio for the same period from 1.10 to 1.05. The amendment is filed as Exhibit 4.14 to this Form 10-Q.

The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of several new sales/distribution units. In 1999, the funding for the opening of new units is expected to be provided by operating leases, cash flows from operating activities, the Senior Debt Facility and the Subordinated Debenture. In addition, the Company anticipates funding for software to complete the installation of new systems in remaining locations will be provided by cash flows from operating activities.

The Company's Senior Debt Facility and Subordinated Debenture mature on December 1, 1999, and management intends to pursue negotiations with FINOVA and other potential investors/lenders in 1999 to extend or replace the maturing debt facilities. Management believes it will be able to secure the required financing prior to the maturity of these obligations. However, in the event of a future material adverse change in the Company's operations, FINOVA could accelerate its debt or otherwise determine not to renew the notes. In such a circumstance, the Company would pursue other sources of financing. If other financing could not be secured, the Company could experience a material adverse impact.

Year 2000 Issue
---------------

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

The Company has developed a comprehensive Y2K readiness plan to ensure its systems will be Y2K compliant prior to the year 2000. Pursuant to this plan, the Company conducted preliminary reviews of its critical information technology ("IT") systems as well as its non-IT systems. The majority of systems that were found to be defective in this review, including the Company's point of sale ("POS") software used for invoicing and inventory maintenance in the Company's Texas locations, have now been replaced or upgraded.

The installation of the POS system in the Company's remaining 19 distribution units was delayed until after the conversion and testing of the Y2K compliant version of the software. The conversion in Fort Worth and other Texas locations is complete. Installation in remaining locations is scheduled to be completed by October 31, 1999.

The Company has appointed a Y2K committee composed of senior executives and middle management. This committee is charged with testing systems for potential Y2K problems missed in the preliminary review and remediation process as well as assessing potential risks from the Company's trading partners' Y2K failures. The committee's work is in process, and the committee will report periodically to the Company's Board of Directors. Testing is scheduled to be completed by June 30, 1999.

The Company has managed its Y2K compliance program using mostly internal salaried staff. For this reason and the fact that much of the replacement cost of non-compliant IT systems would have been incurred anyway, it is difficult to quantify the actual Y2K remediation costs. The Company invested approximately $262,782 for new computer systems and software in 1998 and the first quarter of 1999. This investment includes systems upgrades that will facilitate completion of the Y2K compliance program. Management believes that the majority of the total expected system remediation cost has already been incurred. Additional software purchases and licenses are expected to cost approximately $70,000 during the remainder of the year.

The Company believes because of the nature of its operations and the steps taken as discussed above that the Y2K issue will not have a material impact on the Company's results of operations, liquidity, or financial condition. Specifically the Company does not anticipate any disruption in its ability to provide goods or services to its customers. Actual results may differ from the forward-looking statements contained in this discussion and there can be no guarantee that the failure of certain systems will not have a material adverse effect on the Company.

In the unlikely event that unforeseen Y2K problems are not remedied prior to a disruption in normal business operations, the Company would in most instances be able to temporarily revert to manual processes that the Company successfully used prior to automating many routine tasks. Because of the nature of the leathercraft industry and the numerous sources of supply, the Company does not expect any significant disruption that would hinder its ability to provide goods and services as a result of any of its vendors or trading partners failing to be ready for the year 2000.

Cautionary Statement
--------------------

The disclosures under "Results of Operations", "Capital Resources and Liquidity", and in the Notes to Consolidated Financial Statements as provided elsewhere herein contain forward-looking statements and projections of management. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, possible negative trends in the craft and western retail markets, customer acceptance of existing and new products, and pricing pressures due to competitive industry conditions. Additional factors that may result in different actual results include: increases in prices for leather (a world-wide commodity) that for some reason, may not be passed on to the customers of the Company's products, changes in tax rates, change in interest rates, change in the commercial banking environment, problems with the importation of the products which the Company buys in 14 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by those countries of Most Favored Nation status with the United States of America, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's Senior Debt Facility includes loans with interest rates that vary with changes in the prime rate. An increase of one percentage point in the prime rate would not have a material impact on the Company's future earnings.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
    --------

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K - None.
    ---------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE LEATHER FACTORY, INC.
                                                  (Registrant)


Date:  May 14, 1999                            /s/ Wray Thompson
                                            ----------------------------
                                            Wray Thompson
                                            Chairman of the Board, President,
                                            Chief Executive Officer, and Chief
                                             Accounting Officer

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

      *4.14 Second Amendment to Loan and Security Agreement dated May 13, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation effective as of March 31, 1999.

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


-------------------
*Filed herewith.