Form 10-Q
period 1999-06-30
LEATHER FACTORY INC
filed 1999-08-16
CIK 909724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

                                       OR

[  ]   Transition report pursuant to section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from             to
                               -----------    -----------

                         Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                   75-2543540
 -------------------------------         ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                 3847 East Loop 820 South, Ft. Worth, Texas 76119
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (817) 496-4414
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X  No
                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Shares outstanding as of August 10, 1999
------------------------------          ----------------------------------------
Common Stock, par value $.0024                          9,853,161
per share

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
    June 30, 1999 and December 31, 1998                                      3

    Consolidated Statements of Income (Loss)
    Three and six months ended June 30, 1999 and 1998                        4

    Consolidated Statements of Cash Flows
    Six months ended June 30, 1999 and 1998                                  5

    Consolidated Statements of Stockholders' Equity
    and Comprehensive Income (Loss)
    Six months ended June 30, 1999 and 1998                                  6

    Notes to Consolidated Financial Statements                             7-8

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8-13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders              14

  Item 6.  Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                  15

EXHIBIT INDEX                                                            16-18



                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                 June 30,     December 31,
                                                                   1999            1998
                                                              ------------    ------------
                                    ASSETS                     (UNAUDITED)
CURRENT ASSETS:
  Cash                                                        $    322,375    $    510,399
  Cash restricted for payment on revolving credit facility         420,631         232,838
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $92,000 and $52,000
    in 1999 and 1998, respectively                               1,815,173       1,582,459
  Inventory                                                      7,323,505       6,956,606
  Prepaid income taxes                                              91,279         228,939
  Deferred income taxes                                            113,555         102,012
  Other current assets                                             566,025         272,993
                                                              ------------    ------------
                         Total current assets                   10,652,543       9,886,246
                                                              ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                  3,065,078       2,671,827
  Less-accumulated depreciation and amortization                (1,980,193)     (1,813,378)
                                                              ------------    ------------
                         Property and equipment, net             1,084,885         858,449

GOODWILL and other, net of accumulated amortization of
  $1,484,000 and $1,246,000 in 1999 and 1998, respectively       5,062,533       5,285,242
                                                              ------------    ------------
                                                              $ 16,799,961    $ 16,029,937
                                                              ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $  1,560,410    $  1,019,069
  Accrued expenses and other liabilities                           609,169         530,789
  Notes payable and current maturities of
    long-term debt                                               6,244,469       6,139,327
                                                              ------------    ------------
                         Total current liabilities               8,414,048       7,689,185
                                                              ------------    ------------

DEFERRED INCOME TAXES                                              104,594         109,085

NOTES PAYABLE AND LONG-TERM DEBT,
  Net of current maturities                                        176,101          61,389

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
       shares authorized, none issued or outstanding                     -               -
     Common stock, $0.0024 par value; 25,000,000 shares
       authorized, 9,853,161 shares issued in 1999 and 1998         23,648          23,648
     Paid-in capital                                             3,901,740       3,901,740
     Less:  Notes receivable secured by common stock              (204,185)       (224,750)
     Retained earnings                                           4,409,895       4,495,378
     Accumulated other comprehensive loss                          (25,880)        (25,738)
                                                              ------------    ------------
                         Total stockholders' equity              8,105,218       8,170,278
                                                              ------------    ------------
                                                              $ 16,799,961    $ 16,029,937
                                                              ============    ============


   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998



                                                              THREE MONTHS                     SIX MONTHS

                                                          1999            1998            1999            1998
                                                     ------------    ------------    ------------    ------------
NET SALES                                            $  6,539,950    $  5,471,463    $ 12,052,950    $ 11,182,295

COST OF SALES                                           3,726,181       3,044,623       6,880,292       6,340,761
                                                     ------------    ------------    ------------    ------------
             Gross Profit                               2,813,769       2,426,840       5,172,658       4,841,534

OPERATING EXPENSES                                      2,584,039       2,192,639       4,822,555       4,492,533
                                                     ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                                    229,730         234,201         350,103         349,001

OTHER (INCOME) EXPENSE:
     Interest expense                                     168,027         259,702         397,894         500,347
     Other, net                                           (15,063)        (16,040)        (14,381)        (23,801)
                                                     ------------    ------------    ------------    ------------
             Total other (income) expense                 152,964         243,662         383,513         476,546
                                                     ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                          76,766          (9,461)        (33,410)       (127,545)

PROVISION (BENEFIT) FOR INCOME TAXES                       70,058          24,083          52,073          (5,473)
                                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                    $      6,708    $    (33,544)   $    (85,483)   $   (122,072)
                                                     ============    ============    ============    ============



EARNINGS (LOSS) PER COMMON SHARE                     $          -    $          -    $      (0.01)   $      (0.01)
                                                     ============    ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE-Assuming Dilution   $          -    $          -    $      (0.01)   $      (0.01)
                                                     ============    ============    ============    ============

DIVIDENDS PAID PER COMMON SHARE                      $          -    $          -    $          -    $          -
                                                     ============    ============    ============    ============








   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998




                                                                        1999         1998
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $ (85,483)   $(122,072)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
    Depreciation & amortization                                         271,815      266,570
    (Gain) loss on sales of assets                                            -       (9,118)
    Deferred financing costs                                            125,882      109,582
    Deferred income taxes                                               (16,034)     (25,257)
    Other                                                                  (142)       2,600
    Net changes in operating assets and liabilities:
     Accounts receivable-trade, net                                    (232,714)     (58,195)
     Inventory                                                         (366,899)     107,210
     Income taxes                                                       137,660       (8,959)
     Other current assets                                              (293,032)    (209,048)
     Accounts payable                                                   541,341      395,622
     Accrued expenses and other liabilities                              78,381      (90,959)
                                                                      ---------    ---------
    Total adjustments                                                   246,258      480,048
                                                                      ---------    ---------

    Net cash provided by operating activities                           160,775      357,976
                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (393,251)     (56,642)
  Proceeds from sales of assets                                                -      10,000
  Other intangible costs                                                 (8,174)        (441)
                                                                      ---------    ---------
    Net cash used in investing activities                              (401,425)     (47,083)
                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                     228,628      141,639
  Proceeds from notes payable and long-term debt                        217,494            -
  Payments on notes payable and long-term debt                         (226,268)    (216,409)
  (Increase) decrease in cash restricted under the revolving credit    (187,793)     118,527
  Payments received on notes secured by common stock                     20,565       23,367
  Deferred financing costs
                                                                              -     (140,627)
                                                                      ---------    ---------
    Net cash used in financing activities                                52,626      (73,503)
                                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH                                        (188,024)     237,390

CASH, beginning of period                                               510,399       70,496
                                                                      ---------    ---------
CASH, end of period                                                   $ 322,375    $ 307,886
                                                                      =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                     $ 335,139    $ 378,265
  Income taxes paid during the period, net of refunds                   (69,076)      25,507





   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                Common Stock                     Notes                                Accumulated
                              ------------------                Receivable                               Other         Total
                               Number    Par      Paid-in     - Secured by  Unearned     Retained    Comprehensive  Stockholders'
                              of Shares  Value    Capital     Common Stock  ESOP Shares  Earnings        Loss         Equity
                              --------- --------  ----------  ------------- ------------ ----------- -------------  ------------
BALANCE, December 31, 1997    9,853,161 $ 23,648  $4,119,915  $   (257,617) $  (273,851) $4,534,569    $  (14,018)  $8,132,646

   Payments received on
   notes secured by common            -        -           -        23,367            -           -             -       23,367
   stock

   Allocation of suspended
   ESOP shares committed to           -        -     (27,198)            -       30,189           -             -        2,991
   be released

   Net loss                           -        -           -             -            -    (122,072)            -     (122,072)

   Foreign currency
   translation adjustment,
   net of tax of ($2,499)             -        -           -             -            -           -        (4,077)      (4,077)
                              --------- --------  ----------  ------------  -----------  ----------  ------------   ----------

BALANCE, June 30, 1998        9,853,161 $ 23,648  $4,092,717  $   (234,250) $  (243,662) $4,412,497  $    (18,095)  $8,032,855
                              ========= ========  ==========  ============  ===========  ==========  ============   ==========

Comprehensive income (loss) for the six months ended June 30, 1998

BALANCE, December 31, 1998    9,853,161  $23,648  $3,901,740  $ (224,750)           -    $4,495,378  $    (25,738)  $8,170,278

   Payments received on
   notes secured by common            -        -           -       20,565           -             -             -       20,565
   stock

   Allocation of suspended
   ESOP shares committed to           -        -           -           -            -             -             -            -
   be released

   Net loss                           -        -           -           -            -       (85,483)            -      (85,483)


   Foreign currency
   translation adjustment,
   net of tax of ($87)                -        -           -           -            -             -          (142)        (142)
                              --------- --------  ---------- -----------  -----------  ------------  ------------   ----------
BALANCE, June 30, 1999        9,853,161  $23,648  $3,901,740  $ (204,185) $         -  $  4,409,895 $    (25,880)   $8,105,218
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

                                                                          Comprehensive
                                                                          Income (Loss)
                                                                          ------------

BALANCE, December 31, 1998

   Payments received on
   notes secured by common
   stock

   Allocation of suspended
   ESOP shares committed to
   be released

   Net loss                                                               $(122,072)

   Foreign currency
   translation adjustment,
   net of tax of ($2,499)                                                    (4,077)

BALANCE, June 30, 1998

                                                                          =========
   Comprehensive income (loss) for the six months ended June 30, 1998     $(126,149)
                                                                          =========

BALANCE, December 31, 1998

   Payments received on
   notes secured by common
   stock

   Allocation of suspended
   ESOP shares committed to
   be released

   Net loss                                                               $ (85,483)

   Foreign currency
   translation adjustment,
   net of tax of ($87)                                                         (142)

BALANCE, June 30, 1999
                                                                          ---------
   Comprehensive income (loss)for the six months ended June 30, 1999      $ (85,625)
                                                                          =========


The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

In the opinion of The Leather Factory, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statements and disclosures contained in the Company's 1998 Annual Report on Form 10-K ("Annual Report").


2.  INVENTORY

The components of inventory consist of the following:



                                                       June 30,     December 31,
                                                         1999           1998
                                                      -----------   ------------


                Finished goods held for sale          $ 6,211,032   $ 5,564,406
                Raw materials and work in process       1,112,473     1,392,200
                                                      -----------   -----------
                                                      $ 7,323,505   $ 6,956,606
                                                      ===========   ===========


3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                                --------------------------     -------------------------
                                                  1999            1998            1999           1998
                                                ----------     -----------     ----------     ----------

     Numerator for basic and
      Diluted earnings per share:
       Net income (loss)                        $    6,708     $  (33,544)     $  (85,483)    $ (122,072)
                                                ==========     ==========      ==========     ==========

Denominator for earnings per share:
Weighted-average shares outstanding-Basic        9,853,161      9,802,259       9,853,161      9,800,832
Weighted-average shares outstanding-Diluted      9,880,340      9,802,259       9,866,751      9,800,832



Basic earnings per share                        $        -     $        =      $    (0.01)    $   (0.01)
                                                ==========     ==========      ==========     =========
Diluted earnings per share                      $        -     $        -      $    (0.01)    $   (0.01)
                                                ==========     ==========      ==========     =========



Unexercised employee and director stock options to purchase 385,000 and 585,000 shares of common stock as of June 30, 1999 and 1998, respectively, were not included in the computations of diluted earnings per share ("EPS") because the options' exercise prices were greater than or equal to the average market prices of the common stock during the respective periods. The net effect of converting stock options to purchase 58,000 shares of common stock at option prices less than the average market prices for the quarter has been included in the computation of diluted EPS for the periods ending June 30, 1999.

Warrants to acquire 100,000 and 300,000 shares of common stock were not included in the computations of diluted EPS because the exercise prices relating to these warrants were greater than the average market prices of the common stock during the quarters ended June 30, 1999 and 1998, respectively (see also note 9 to consolidated financial statements in the Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity under Item 2 of this Quarterly Report on Form 10-Q). The net effect of exercising warrants on 200,000 shares has been included in the computation of diluted EPS for the period ended June 30, 1999, in that the exercise price of such warrants was less than the average market price for the quarter.

The shares of common stock attributable to the 13% convertible debt were not included in the computation of diluted EPS because the interest cost (net of tax) per assumed converted share was more than basic EPS and, therefore, the effect would be antidilutive (see note 3 to consolidated financial statements in the Annual Report).

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

General

The Company is the premier distributor of leather and leathercraft products to over 40,000 customers ranging from the individual hobbyist to large retail chains. Customer groups served include: individual hobbyists, wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. The Company's products are distributed primarily through 26 sales/distribution units in the United States and Canada or through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in New York. Cushman manufactures and distributes: hat trims in braids, leather, and woven fabrics, and small finished leather goods, such as, cigar cases, picture frames, wallets and other accessories.

Results of Operations

                    Analysis of Second Quarter 1999 Compared
                             To Second Quarter 1998

                           Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income (Loss) expressed as a percentage of net sales:


                                                        Quarterly Period Ended
                                                               June 30
                                                        ----------------------
                                                         1999          1998
                                                        -------       --------

       Net sales                                         100.0 %        100.0 %
       Cost sales                                         57.0           55.6
                                                       ---------      ---------
       Gross Profit                                       43.0           44.4
       Operating expenses                                 39.5           40.1
                                                       ---------      ---------
       Income from operations                              3.5            4.3
       Interest and other expense, net                     2.3            4.5
                                                       ---------      ---------
       Income (Loss) before income taxes                   1.2           (0.2)
       (Benefit) provision for income taxes                1.1            0.4
                                                       ---------      ---------
       Net Income (Loss)                                   0.1 %         (0.6)%
                                                       =========      =========

Revenues

Net sales increased 19.5% to $6,539,950 during the quarter ended June 30, 1999, from $5,471,463 in the same period of last year. Second quarter sales to the Company's core business and institutional customers continued the steady growth shown over the past year and were up nearly 27% compared to the second quarter of 1998. For the first time in three years the Company experienced sales gains in the majority of its customer groups. Other than planned reductions in sales of low margin products and a slight sales decrease to craft retailers, principally because of timing of orders, sales were up. Increased sales were generated by many of the Company's 22 existing locations, with the four new locations posting sales of $92,814. Sales to craft retailers were virtually flat (down 1%) due to implementation issues involving new programs as previously announced.


Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 57.0% for the second quarter of 1999 as compared to 55.6% for the same quarter in 1998. The higher relative cost of sales meant that gross profit as a percentage of sales declined to 43.0% for the three months ended June 30, 1999, as compared to 44.4% for the same period in 1998. This increase in cost of sales as a percentage of revenue resulted from the Company's strategic efforts to remain competitively priced while Tandycrafts Inc. continued its announced liquidation in order to close 121 Tandy Leather retail stores.

Operating expenses increased $391,400 or 17.9% to $2,584,039 during the second quarter of 1999 from $2,192,639 during the quarter ended June 30, 1998; furthermore, this total for the second quarter increased by $345,523 over the first quarter operating expense of $2,238,516, or a 15.4% rise. The cost for the quarter of operating four new sales/distribution units was $96,396. The remaining increase in operating expenses of $249,127 over the first quarter resulted mainly from personnel, salary and payroll-related costs necessary to support the increased level of sales as discussed above. However, due to the Company's efforts to judiciously control these costs, operating costs as a percentage of sales decreased from 40.1% in the second quarter of 1998 to 39.5% during the second quarter of 1999.

Other (Income) Expense

Other expense decreased $90,698 or 37.2% to $152,964 for the second quarter of 1999 from $243,662 during the same quarter in 1998. The decrease is due to the Company's lower average outstanding indebtedness for the quarter ended June 30, 1999, as compared to the same period in 1998, reduced amortization of certain deferred financing costs and lower prevailing interest rates.

Net Income

The Company reported net income of $6,708 during the second quarter of 1999 compared to a net loss of $33,544 for the same period a year ago. The gain in net income was principally due to the increase in gross profit from higher sales in the second quarter of 1999 and the reduction in borrowing costs.

                   Analysis of Six Months Ended June 30, 1999
                        To Six Months Ended June 30, 1998

                           Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income (Loss) expressed as a percentage of net sales:



                                                   Six Months Ended
                                                       June 30,
                                                 --------------------
                                                  1999          1998
                                                 -------      -------
       Net sales                                 100.0 %      100.0 %
       Cost sales                                 57.1         56.7
                                                 -------     --------
       Gross Profit                               42.9         43.3
       Operating expenses                         40.0         40.2
                                                 -------     --------
       Income from operations                      2.9          3.1
       Interest and other expense, net             3.2          4.3
                                                 -------     --------
       (Loss) before income taxes                 (0.3)        (1.2)
       (Benefit) provision for income taxes        0.4         (0.1)
                                                 -------     --------
       Net Income (Loss)                          (0.7)%       (1.1)%
                                                 =======     ========


Revenues

Net sales increased 7.8% to $12,052,950 during the six months ended June 30, 1999 from $11,182,295 in the same period of last year. For the six months, sales to the Company's core business and institutional customers continued the steady growth shown over the past year and were up nearly 20% compared to the first six months of 1998. However, these gains were partially offset by the Company's ongoing efforts to reduce sales of low-margin items and by an anticipated drop in craft market sales (down 37% and 7%, respectively, from the first six months of 1998). The drop in craft market sales was expected due to industry conditions affecting some of the Company's craft retailers and certain negative trends in the decorative apparel consumer market. In addition, the results of efforts to improve this segment of business have been delayed because of implementation issues involving new programs as previously announced.

Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 57.1% for the first six months of 1999 as compared to 56.7% for the same period in 1998. The higher relative cost of sales meant that gross profit as a percentage of sales declined to 42.9% for the six months ended June 30, 1999, as compared to 43.3% for the same period in 1998. This 0.4 percentage point difference is not significant from management's perspective.

Operating expenses increased $330,022 or 7.3% to $4,822,555 during the six month period of 1999 from $4,492,533 during the six month period ended June 30, 1998. The increase in operating expenses between the two six month periods resulted mainly from an increase in personnel, salary and payroll-related costs, rent, and supplies necessary to open four new sales/distribution units and to provide the necessary infrastructure to support the Company's increased volume of sales. There was virtually no difference in operating cost as a percentage of sales between the quarters ended June 30, 1998, and June 30, 1999.

Other (Income) Expense

Other expense decreased $93,033 or 19.5% to $383,513 for the six months ended June 30, 1999, from $476,546 during the same period in 1998. The decrease is due to the Company's lower average outstanding indebtedness for the six months ended June 30, 1999, as compared to the same period in 1998, reduced amortization of certain deferred financing costs and lower prevailing interest rates.

Net Income

The Company reported a net loss of $85,483 during the first six months of 1999 compared to a net loss of $122,072 for the same period a year ago. The reduction in loss was principally due to the increase in gross profit from higher sales in the first half of 1999 and the reduction in borrowing costs.


Capital Resources and Liquidity

The primary sources of liquidity and capital resources during the second quarter of 1999 were funds provided by operating activities in the amount of $160,775, borrowings from FINOVA Capital Corporation ("FINOVA"), and a subordinated debenture with The Schlinger Foundation ("Schlinger"), and capital leases to finance investment in new computer equipment.

The Company's investment in net accounts receivable was $1,815,173 at June 30, 1999, up $232,714 from $1,582,459 at year-end 1998. The addition to the average accounts receivable balance is due to the Company's increasing sales levels. Inventory increased $366,899 to $7,323,505 at June 30, 1999, from $6,956,606 at year-end 1998. Although inventories were increased to support the volume of sales reported in the six months ended June 30, 1999, inventory turnover improved to an annual rate of 1.9 times during the first half of 1999, which is above the ratios of 1.81 for the first quarter of 1999 and 1.74 for all of 1998. Management's ongoing implementation of new information systems assisted in the monitoring of sales and inventory levels which contributed to improved inventory management.

The largest uses of cash beyond debt payments in the second quarter of 1999 were for capital expenditures, which totaled $154,362 and were principally related to the Company's ongoing computer system implementation.

As discussed in note 3 of the Company's 1998 Annual Report with Form 10-K, on November 21, 1997, the Company entered into a Loan and Security Agreement with FINOVA, pursuant to which FINOVA agreed to provide a credit facility of up to $9,136,000 in senior debt (the "Senior Debt Facility"), containing a revolving credit facility and term notes. Simultaneously with the closing of the Senior Debt Facility, the Company also issued to Schlinger at face value $1,000,000 in subordinated convertible debt (the "Subordinated Debenture").

The revolving credit facility with FINOVA is based upon the level of the Company's accounts receivable and inventory. At June 30, 1999, and December 31, 1998, the Company had additional availability on the revolving credit facility of approximately $859,000 and $475,000, respectively. As the Company's sales and operations expand requiring larger investments in accounts receivable and inventory, the Company could have in excess of $1,000,000 in additional funds available under the revolving credit facility.

The Senior Debt Facility contains certain financial covenants which include requirements to 1) maintain a certain level of earnings before interest, taxes, depreciation and amortization ("EBITDA"), 2) limit capital expenditures, and 3) maintain certain debt service coverage ratios. Decreases in sales, earnings and cash flow during 1998, and the first two months of 1999, resulted in debt service coverage ratios falling below target amounts in the financial covenants of the Senior Debt Facility for the 12-month period ending June 30, 1999. Prior to the June 30 measurement date, the Company requested that FINOVA amend the targets in the financial covenants, and FINOVA agreed to the Company's request. The Company and FINOVA entered into an amendment to the Senior Debt Facility dated August 12, 1999, effective as of June 30, 1999. The amendment reduces the targets for the 12-month period ending June 30, 1999, for the Senior Debt Coverage Ratio from 1.35 to 1.25 and for the Total Debt Service Coverage Ratio for the same period from 1.10 to 1.05. In addition, the EBITDA requirement of $900,000 for the first six months of 1999 was reduced to $700,000, and the capital expenditure maximum was set to $600,000 for the 1999 year. The amendment is filed as Exhibit 4.15 to this Form 10-Q.

The Company believes that the current sources of liquidity and capital resources will be sufficient to fund ongoing operations and open new sales/distribution units. In 1999, the funding for the opening of four new units has been provided by operating leases, cash flows from operating activities, the Senior Debt Facility and the Subordinated Debenture. The opening of the Company's sales/distribution units is not capital intensive. Historically, the Company invested approximately $125,000 in opening a new unit. The four units opened this year each required substantially less to open the unit than the $125,000 historically invested in a new unit. Beyond funding ongoing operations and the opening of new locations, the Company anticipates financing for software to complete the installation of new information systems in remaining locations will be provided by cash flows from operating activities.

The Company's Senior Debt Facility and Subordinated Debenture mature on December 1, 1999, and management has begun to pursue negotiations with FINOVA and other potential investors/lenders to extend or replace the maturing debt facilities. Management believes it will be able to secure the required financing prior to the maturity of these obligations. However, in the event of a future material adverse change in the Company's operations, FINOVA could accelerate its debt or otherwise determine not to renew the notes. In such a circumstance, the Company would pursue other sources of financing. If other financing could not be secured, the Company could experience a material adverse impact.

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

The installation of the POS system in the Company's remaining distribution units was delayed until after the conversion and testing of the Y2K compliant version of the software. The conversion in Fort Worth and the majority of Texas locations is complete. The installation in remaining locations is scheduled to be completed by October 31, 1999.

The Company has appointed a Y2K committee composed of senior executives and middle management. This committee is charged with testing systems for potential Y2K problems missed in the preliminary review and remediation process as well as assessing potential risks from the Company's trading partners' Y2K failures. The committee's testing was completed by June 30, 1999. The committee's assessment of risks from the Company's trading partners' Y2K failures is an ongoing analysis, and the committee will report periodically to the Company's Board of Directors.

The Company has managed its Y2K compliance program using mostly internal salaried staff. For this reason and the fact that much of the replacement cost of non-compliant IT systems would have been incurred in the normal course of business, it is difficult to quantify the actual Y2K remediation costs. The Company invested approximately $368,037 for new computer systems and software in 1998 and the first two quarters of 1999. This investment includes system upgrades that will facilitate completion of the Y2K compliance program. Management believes that the majority of the total expected system remediation cost has already been incurred. Additional hardware purchases, software purchases, and licenses are expected to not exceed $70,000 during the remainder of the year.

The Company believes because of the nature of its operations and the steps taken as discussed above that the Y2K issue will not have a material impact on the Company's results of operations, liquidity, or financial condition. Specifically the Company does not anticipate any disruption in its ability to provide goods or services to its customers. Actual results may differ from the forward-looking statements contained in this discussion, and there can be no guarantee that the failure of certain systems will not have a material adverse effect on the Company.

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

Cautionary Statement

The disclosures under "-Results of Operations", "-Capital Resources and Liquidity", and in the "Notes to Consolidated Financial Statements" as provided elsewhere herein, contain forward-looking statements and projections of management. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, possible negative trends in the craft and western retail markets, customer acceptance of existing and new products, and pricing pressures due to competitive industry conditions. Additional factors that may result in different actual results include: increases in prices for leather (a world-wide commodity) that for some reason, may not be passed on to the customers of the Company's products; changes in tax rates; change in interest rates; change in the commercial banking environment; problems with the importation of the products which the Company buys in 14 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by those countries of Most Favored Nation status with the United States of America; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 26, 1999, the Annual Meeting of the Stockholders of the Company was held in the Scott Van Zandt room at the Radisson Plaza Hotel, Fort Worth, Texas to consider and act on the following matter:

        (1) To elect the following individuals to serve as directors until the Company's 2000 Annual Meeting of Stockholders or until their successors are duly elected and qualified:



             Wray Thompson                          Anthony C. Morton
             Ronald C. Morgan                       H.W. "Hub" Markwardt
             Robin L. Morgan                        Joseph R. Mannes
             William M. Warren                      John Tittle, Jr.



As to item (1) above, the following table depicts the votes cast for and against, as well as those which abstained from voting, as to the election of the aforementioned individuals as a director of the Company as noted above:


                                          For         Against       Abstaining
                                       ---------      -------       ----------

             Wray Thompson             9,503,991       10,862          23,561
             Ronald C. Morgan          9,458,991       55,862          23,561
             Robin L. Morgan           9,458,991       55,862          23,561
             William M. Warren         9,514,558        1,712          23,561
             Anthony C. Morton         9,497,341       17,512          23,561
             H.W. "Hub" Markwardt      9,497,341       17,512          23,561
             Joseph R. Mannes          9,458,991        1,712          23,561
             John Tittle, Jr.          9,469,336       45,517          23,561


The foregoing matters are described in detail in the Company's proxy statement dated April 26, 1999, for the 1999 Annual Meeting of Stockholders.

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



                                  THE LEATHER FACTORY, INC.
                                  (Registrant)


Date: August 13, 1999             /s/Wray Thompson
                                  ---------------------------------
                                  Wray Thompson
                                  Chairman of the Board, President,
                                  Chief Executive Officer, and
                                  Chief Accounting Officer

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

     4.1 Loan and Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corportation, The Leather Factory, Inc., a Texas corportation, The Leather Factory an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc. a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.1 to the Current Report of Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.2 Revolving Note (Revolving Credit Loan) dated November 21, 1997, in the principal amount of $7,000,000 payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as Exhibit
          4.2 to the Current Report on Form 8-K of the Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission of February 6, 1998, and incorporated by reference herein.

     4.3 Term Loan A Note (Term Loan A) dated November 21, 1997, in the principal amount of $400,000, payable to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as Exhibit 4.3 to the Current Report on Form 8-K of the Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission of February 6, 1998, and incorporated by reference herein.

     4.4 Term Loan C Note (Term Loan C) dated November 21, 1997, in the principal amount of $1,500,000, to the order of FINOVA Capital Corporation, which matures December 1, 1999 filed as Exhibit 4.5 to the Current Report on Form 8-K of the Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission of February 6, 1998, and incorporated by reference herein.

     4.5 Subordination Agreement dated November 21, 1997, by and between FINOVA Capital Corporation, The Schlinger Foundation, The Leather Factory, Inc., a Delaware corportation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, and Roberts, Cushman & Company, Inc. a New York corporation filed as
          Exhibit 4.6 to the Current Report of Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.6 Pledge Agreement dated November 21, 1997, by and between Ronald C. Morgan and Robin L. Morgan and FINOVA Capital Corporation filed as
          Exhibit 4.7 to the Current Report of Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.7 Patent Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corportation, The Leather Factory, Inc. an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc. a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.8 to the Current Report of Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

 Exhibit
 Number                      Description
 -------                     -----------



     4.8 Trademark Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corportation, The Leather Factory, Inc. an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc. a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.9 to the Current Report of Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.9 Copyright Security Agreement dated November 21, 1997, by and between The Leather Factory, Inc., a a Delaware corporation, The Leather Factory, Inc., a Texas corportation, The Leather Factory, Inc. an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc. a New York corporation, and FINOVA Capital Corporation filed as Exhibit 4.10 to the Current Report of Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

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

     4.11 Pledge and Security Agreement dated November 14, 1997, by and between The Schlinger Foundation and J. Wray Thompson, Sr. filed as Exhibit
          4.12 to the Current Report of Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on February 6, 1998, and incorporated by reference herein.

     4.12 Amendment to Loan and Security Agreement dated May 13, 1998, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corportation, The Leather Factory, Inc. an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc. a New York corporation, and FINOVA Capital Corporation effective as of March 31, 1998 filed as Exhibit 4.15 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on May 15, 1998, and incorporated by reference herein.


     4.13 The Leather Factory, Inc. Stock Purchase Warrant for 200,000 shares common stock, $.0024 par value issued to Evert I. Schlinger dated August 3, 1998 and terminating on August 3, 2003, filed as Exhibit
          4.13 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 12, 1998, and incorporated by reference herein.


     4.14 Second Amendment to Loan and Security Agreement dated May 13, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corportation, The Leather Factory, Inc. an Arizona corporation, Hi-Line Leather & Manufacturing Company, a
          California corporation, Roberts, Cushman & Company, Inc. a New York corporation, and FINOVA Capital Corporation effective as of March 31, 1999 filed as Exhibit 4.14 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on May 17, 1999, and incorporated by reference herein.


    *4.15 Third Amendment to Loan and Security  Agreement dated August 12, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corportation, The Leather Factory, Inc. an Arizona corporation, Hi-Line Leather & Manufacturing Company, a
          California corporation, Roberts, Cushman & Company, Inc. a New York corporation, and FINOVA Capital Corporation effective as of June 30, 1999.

     21.1 Subsidiaries of the Company, filed as Exhibit No. 22.1 to the 1995 Annual Report on Form 10-KSB of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 28, 1996, and incorporated herein by reference.


      *27.1        Financial Data Schedule

----------------


*Filed herewith.