Form 10-Q
period 1999-09-30
LEATHER FACTORY INC
filed 1999-11-12
CIK 909724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

or

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

                                    Yes  X  No
                                        ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                  Shares outstanding as of November 4, 1999
------------------------------------   -----------------------------------------
Common Stock, par value $.0024                         9,853,161
per share

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets
     September 30, 1999 and December 31, 1998..........................    3

    Consolidated Statements of Income (Loss)
     Three and nine months ended September 30, 1999 and 1998...........    4

    Consolidated Statements of Cash Flows
     Nine months ended September 30, 1999 and 1998.....................    5

    Consolidated Statements of Stockholders' Equity and
     Comprehensive Income (Loss) Nine months ended
     September 30, 1999 and 1998.......................................    6

    Notes to Consolidated Financial Statements.........................    7-8

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................    8-13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk...    13

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 14 8-K..........................    14

SIGNATURES.............................................................    14

EXHIBIT INDEX..........................................................    15-17



                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      September 30,   December 31,
                                                                            1999           1998
                                                                      -------------   ------------
                                    ASSETS                             (UNAUDITED)
CURRENT ASSETS:
     Cash                                                             $     127,389   $    510,399
     Cash restricted for payment on revolving credit facility               432,880        232,838
     Accounts receivable-trade, net of allowance for
         doubtful accounts of $125,000 and $52,000
         in 1999 and 1998, respectively                                   2,511,984      1,582,459
     Inventory                                                            8,333,414      6,956,606
     Prepaid income taxes                                                         -        228,939
     Deferred income taxes                                                  135,520        102,012
     Other current assets                                                   522,249        272,993
                                                                      -------------   ------------
                            Total current assets                         12,063,436      9,886,246
                                                                      -------------   ------------

PROPERTY AND EQUIPMENT, at cost                                           3,113,758      2,671,827
     Less-accumulated depreciation and amortization                      (2,069,922)    (1,813,378)
                                                                      -------------   ------------
                            Property and equipment, net                   1,043,836        858,449


GOODWILL and other, net of accumulated amortization of
     $1,603,000 and $1,246,000 in 1999 and 1998, respectively             4,959,052      5,285,242
                                                                      -------------   ------------
                                                                      $  18,066,324  $  16,029,937
                                                                      =============  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $   1,563,862   $  1,019,069
     Accrued expenses and other liabilities                                 811,413        530,789
     Notes payable and current maturities of
         long-term debt                                                   7,039,654      6,139,327
                                                                      -------------   ------------
                            Total current liabilities                     9,414,929      7,689,185
                                                                      -------------   ------------

DEFERRED INCOME TAXES                                                        99,137        109,085

NOTES PAYABLE AND LONG-TERM DEBT,
     net of current maturities                                              152,549         61,389

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                            -              -
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 9,853,161 shares issued in 1999 and 1998                23,648         23,648
     Paid-in capital                                                      3,901,740      3,901,740
     Less:  Notes receivable - secured by common stock                     (182,987)      (224,750)
     Retained earnings                                                    4,682,460      4,495,378
     Accumulated other comprehensive loss                                   (25,152)       (25,738)
                                                                      -------------   ------------
                            Total stockholders' equity                    8,399,709      8,170,278
                                                                      -------------   ------------
                                                                      $  18,066,324   $ 16,029,937
                                                                      =============   ============


   The accompanying notes are an integral part of these financial statements.



                           THE LEATHER FACTORY, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998





                                                             THREE MONTHS                       NINE MONTHS

                                                           1999           1998                1999            1998
                                                      ------------   ------------        ------------    ------------
NET SALES                                             $  7,625,168   $  5,628,895        $ 19,678,118    $ 16,811,190

COST OF SALES                                            4,180,108      3,146,647          11,060,400       9,487,408
                                                      ------------   ------------        ------------    ------------
             Gross Profit                                3,445,060      2,482,248           8,617,718       7,323,782

OPERATING EXPENSES                                       2,723,615      2,186,063           7,546,169       6,678,596
                                                      ------------   ------------        ------------    ------------

INCOME FROM OPERATIONS                                     721,445        296,185           1,071,549         645,186

OTHER (INCOME) EXPENSE:
     Interest expense                                      183,403        250,841             581,297         751,188
     Other, net                                              4,701          3,580              (9,679)        (20,221)
                                                      ------------   ------------        ------------    ------------
             Total other (income) expense                  188,104        254,421             571,618         730,967
                                                      ------------   ------------        ------------    ------------

INCOME (LOSS)  BEFORE INCOME TAXES                         533,341         41,764             499,931         (85,781)

PROVISION  FOR INCOME TAXES                                260,776         35,850             312,849          30,377
                                                      ------------   ------------        ------------    ------------

NET INCOME (LOSS)                                     $    272,565   $      5,914        $    187,082    $   (116,158)
                                                      ============   ============        ============    ============



EARNINGS (LOSS) PER COMMON SHARE                      $       0.03   $       --          $       0.02    $      (0.01)
                                                      ============   ============        ============    ============

EARNINGS (LOSS) PER COMMON SHARE--Assuming Dilution   $       0.03   $       --          $       0.02    $      (0.01)
                                                      ============   ============        ============    ============

DIVIDENDS PAID PER COMMON SHARE                       $       --     $       --          $       --      $       --
                                                      ============   ============        ============    ============















   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                           1999           1998
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $   187,082    $  (116,158)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                           415,554        399,104
     (Gain) loss on sales of assets                                           --           (9,118)
     Deferred financing costs                                              189,472        165,854
     Deferred income taxes                                                 (43,815)       (31,633)
     Other                                                                     945          4,472
     Net changes in operating assets and liabilities:
       Accounts receivable-trade, net                                     (929,525)      (186,546)
       Inventory                                                        (1,376,808)        25,002
       Income taxes                                                        413,554         20,495
       Other current assets                                               (249,255)       (12,241)
       Accounts payable                                                    544,793        301,191
       Accrued expenses and other liabilities                               96,009        (94,853)
                                                                       -----------    -----------
     Total adjustments                                                    (939,076)       581,727
                                                                       -----------    -----------

     Net cash provided by operating activities                            (751,994)       465,569
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (441,932)      (112,583)
  Proceeds from sales of assets                                                  0         10,000
  Other intangible costs                                                    (8,174)        (1,728)
                                                                       -----------    -----------

     Net cash used in investing activities                                (450,106)      (104,311)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                      1,116,440        241,900
  Proceeds from notes payable and long-term debt                           217,493           --
  Payments on notes payable and long-term debt                            (342,446)      (316,150)
  Change in cash restricted for payment on revolving credit facility      (200,042)        35,481
  Payments received on notes secured by common stock                        41,763         26,392
  Deferred financing costs                                                 (14,118)      (205,735)
                                                                       -----------    -----------

     Net cash used in financing activities                                 819,090       (218,112)
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           (383,010)       143,146

CASH, beginning of period                                                  510,399         70,496
                                                                       -----------    -----------

CASH, end of period                                                    $   127,389    $   213,642
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                      $   511,332    $   594,390
  Income taxes paid during the period, net of refunds                      (56,326)        34,895



   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998





                                  Common Stock                        Notes                                 Accumulated
                               -------------------                  Receivable                                 Other
                                Number        Par      Paid-in     - Secured by    Unearned     Retained   Comprehensive
                               of Shares     Value     Capital     Common Stock  ESOP Shares    Earnings       Loss
                               ---------  ---------  -----------  -------------  -----------  -----------  -------------
BALANCE, December 31, 1997     9,853,161  $  23,648  $ 4,119,915  $    (257,617) $  (273,851) $ 4,534,569  $     (14,018)

   Payments received on notes
   secured by common stock             -          -            -         26,392            -            -              -

   Allocation of suspended
   ESOP shares committed to
   be released                         -          -      (41,419)             -       45,795            -              -

   Warrants  issued to
   acquire 200,000 shares of
   common stock                        -          -       40,000              -            -            -              -

   Net loss                            -          -            -              -            -     (116,158)             -

   Foreign currency
   translation adjustment,
   net of tax of ($6,620)              -          -            -              -            -            -        (10,800)
                               ---------  ---------  -----------  -------------  -----------  -----------  -------------

BALANCE, September 30, 1998    9,853,161  $  23,648  $ 4,118,496  $    (231,225) $  (228,056) $ 4,418,411  $     (24,818)
                               =========  ========= ============  =============  ===========  ===========  =============



                                                       Total
                                                   Stockholder's  Comprehensive
                                                      Equity      Income (Loss)
                                                   -------------  -------------

BALANCE, December 31, 1997                         $   8,132,646

   Payments received on notes
   secured by common stock                                26,392

   Allocation of suspended
   ESOP shares committed to
   be released                                             4,376

   Warrants  issued to
   acquire 200,000 shares of
   common stock                                           40,000

   Net loss                                             (116,158) $    (116,158)

   Foreign currency
   translation adjustment,
   net of tax of ($6,620)                                (10,800)       (10,800)
                                                   -------------

BALANCE, September 30, 1998                        $   8,076,456
                                                   =============

   Comprehensive income (loss) for the nine months                -------------
   ended September 30, 1998                                       $    (126,958)
                                                                  =============





















                                  Common Stock                        Notes                                 Accumulated
                               -------------------                  Receivable                                 Other
                                Number        Par      Paid-in     - Secured by    Unearned     Retained   Comprehensive
                               of Shares     Value     Capital     Common Stock  ESOP Shares    Earnings       Loss
                               ---------  ---------  -----------  -------------  -----------  -----------  -------------
BALANCE, December 31, 1998     9,853,161  $  23,648  $ 3,901,740  $    (224,750)           -  $ 4,495,378  $     (25,738)

   Payments received on notes
   secured by common stock             -          -            -         41,763            -            -              -

   Allocation of suspended
   ESOP shares committed to
   be released                         -          -            -              -            -            -              -

   Net income                          -          -            -              -            -      187,082              -

   Foreign currency
   translation adjustment,
   net of tax of ($359)                -          -            -              -            -            -            586
                               ---------  ---------  -----------  -------------  -----------  -----------  -------------

BALANCE, September 30, 1999    9,853,161  $  23,648  $ 3,901,740  $    (182,987)           -  $ 4,682,460  $     (25,152)
                               =========  =========  ===========  =============  ===========  ===========  =============


                                                       Total
                                                   Stockholder's  Comprehensive
                                                      Equity      Income (Loss)
                                                   -------------  -------------

BALANCE, December 31, 1998                         $   8,170,278

   Payments received on notes
   secured by common stock                                41,763

   Allocation of suspended
   ESOP shares committed to
   be released                                                 -

   Net income                                            187,082  $     187,082

   Foreign currency
   translation adjustment,
   net of tax of ($359)                                      586            586
                                                   -------------

BALANCE, September 30, 1999                        $  8,399,709
                                                   ============

   Comprehensive income (loss) for the nine months                -------------
   ended September 30, 1999                                       $     187,668
                                                                  =============







   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

In the opinion of The Leather Factory, Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year.
The consolidated financial statements should be read in conjunction with the financial statements and disclosures contained in the Company's 1998 Annual
Report on Form 10-K ("Annual Report").



2.  INVENTORY

The components of inventory consist of the following:

                                                  September 30,    December 31,
                                                        1999            1998
                                                  -------------    ------------
      Finished goods held for sale                $   7,092,418    $  5,564,406
      Raw materials and work in process               1,240,996       1,392,200
                                                  =============    ============
                                                  $   8,333,414    $  6,956,606
                                                  =============    ============



3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                        --------------------            --------------------
                                                        1999            1998            1999            1998
                                                     ----------      ----------      ----------      ----------
Numerator for earnings per share:
  Net income (loss) - Basic                          $  272,565      $    5,914      $  187,082      $ (116,158)
                                                     ==========      ==========      ==========      ==========
  Net income (loss) - Diluted                        $  282,532      $    5,914      $  187,082      $ (116,158)
                                                     ==========      ==========      ==========      ==========

Denominator for earnings per share:
  Weighted-average shares outstanding - Basic         9,971,982       9,805,385       9,901,828       9,802,349
  Weighted-average shares outstanding - Diluted      10,662,590       9,805,385       9,901,828       9,802,349

Basic earnings per share                             $     0.03      $        -      $     0.02      $    (0.01)
                                                     ==========      ==========      ==========      ==========
Diluted earnings per share                           $     0.03      $        -      $     0.02      $    (0.01)
                                                     ==========      ==========      ==========      ==========


Unexercised employee and director stock options to purchase 360,000 and 543,000 shares of common stock as of September 30, 1999 and 1998, respectively, were not included in the computations of diluted earnings per share ("EPS") because the options' exercise prices were greater than or equal to the average market price of the common stock during the respective periods.

Warrants (see note 9 to consolidated financial statements in the Annual Report) to acquire 300,000 shares of common stock were included in the computations of diluted EPS because the warrants' exercise prices were less than the average market price of the common stock during the quarter and nine months ended September 30, 1999.

The 13% convertible debt (see note 3 to consolidated financial statements in the Annual Report) was not included in the computation of diluted EPS for the nine months ended September 30, 1999 because the interest cost (net of tax) per assumed converted share was more than basic EPS and, therefore, the effect would be antidilutive. For the quarter ended September 30, 1999, the net after tax interest cost per assumed converted share was less than basic EPS, having a dilutive effect, and have been included in the computation of diluted EPS.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The Company is the premier distributor of leather and leathercraft products to over 40,000 customers ranging from the individual hobbyist to large retail chains. Customer groups served include: individual hobbyists, wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. The Company's products are distributed primarily through 26 sales/distribution units in the United States and Canada or through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), in New York. Cushman manufactures and distributes hat trims in braids, leather, and woven fabrics.


Results of Operations
---------------------

                     Analysis of Third Quarter 1999 Compared
                              To Third Quarter 1998

                           Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income (Loss) expressed as a percentage of net sales:

                                          Quarterly Period Ended
                                              September 30,
                                          ----------------------

                                           1999            1998
                                          ------          ------

Net sales                                  100.0 %         100.0 %
Cost of sales                               54.8            55.9
                                          ------          ------
Gross Profit                                45.2            44.1
Operating expenses                          35.7            38.9
                                          ------          ------
Income from operations                       9.5             5.2
Interest and other expense, net              2.5             4.5
                                          ------          ------
Income before income taxes                   7.0             0.7
Provision for income taxes                   3.4             0.6
                                          ------          ------
Net Income                                   3.6 %           0.1 %
                                          ======          ======

Revenues

For the second consecutive quarter, sales exhibited strong growth well above the comparative period for the prior year. Net sales for the quarter ended September 30, 1999, increased 35.5% to $7,625,168 from $5,628,895 in the same interim period during 1998. Outside the effect of a strategic decision to phase out low profit margin goods sold to shoe repair customers, sales to all major customer groups continued to show strong sales gains. Third quarter sales to the Company's core business and institutional customers reflected over a 50% gain in sales above the third quarter of last year. Through completion of implementation issues with new programs previously announced, the Company experienced sales gains of 58.4% over the same period last year in the craft and craft distributor categories. Likewise, retail sales showed a 75% growth rate. The Company's four new sales/distribution centers opened earlier in the year generated sales for the quarter totaling $255,638, while the Company's second quarter program of authorizing sales centers ("ASCs") produced third quarter sales of $339,619.

Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 54.8% for the third quarter of 1999 as compared to 55.9% for the same quarter in 1998. This 1.1 percentage point reduction for the three-month period resulted from improved product mix and the Company's strategic efforts to selectively increase prices and eliminate low margin items from its product lines.

Lower relative cost of sales percentages meant that gross profit as a percentage of sales improved to 45.2% for the three month period ended September 30, 1999, as compared to 44.1% for the same period in 1998. Accordingly, gross profit dollars increased $962,812 or 38.8% for the quarterly period ended September 30, 1999, compared to the respective 1998 period.

Operating expenses increased $537,552 or 24.6% to $2,723,615 during the third quarter of 1999 from $2,186,063 during the quarter ended September 30, 1998. Of this increase, $145,125 related to the cost of operating the four new sales/distribution units, with the remaining $392,427 resulting mainly from increased personnel, salary, and other costs necessary to support the increased level of sales discussed above. However, the increase for the quarter ended September 30, 1999, is only 5.4% above the operating expense reported for the second quarter of this year. The Company's efforts to control these costs while supporting the increased sales level have reduced operating costs as a percentage of sales to 35.7% during the quarter from 38.9% in the comparative quarter of 1998.

Other (Income) Expense

Other expenses decreased $129,908 or 51.1% to $188,104 for the third quarter of 1999 from $254,421 during the same quarter in 1998. The decrease was primarily due to lower interest expense resulting from a reduction in prevailing interest rates between the third quarter of 1998 and 1999. While it appears that the Company's indebtedness was up dramatically for the current quarter, the increase in notes payable occurred late in the quarter ended September 30, 1999.

Net Income (Loss)

The Company reported net income for the second consecutive quarter of $272,565 for the three months ended September 30, 1999, as compared to net income of $5,914 in the corresponding period of 1998. The increased operating results for such period resulted from the factors noted above regarding sales, gross profit, operating and other expenses.

                   Analysis of Nine Months Ended 1999 Compared
                            To Nine Months Ended 1998

                           Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income (Loss) expressed as a percentage of net sales:

                                                  Nine Months Ended
                                                    September 30,
                                                  -----------------

                                                  1999        1998
                                                  -----       -----

Net sales                                         100.0 %     100.0 %
Cost of sales                                      56.2        56.4
                                                  -----       -----
Gross Profit                                       43.8        43.6
Operating expenses                                 38.3        39.7
                                                  -----       -----
Income from operations                              5.5         3.9
Interest and other expense, net                     2.9         4.4
                                                  -----       -----
Income (Loss) before income taxes                   2.6        (0.5)
(Benefit) provision for income taxes                1.6        (0.2)
                                                  -----       -----
Net Income (Loss)                                   1.0 %      (0.3)%



Revenues

The Company continued to show strong sales gains for the first nine months of the year in the majority of its customer groups as displayed through the first six months of the year. Net sales increased 17.1% for the nine months ended September 30, 1999, compared to the same interim period in 1998. Sales to the Company's core business and institutional customers reflected over a 37% gain in sales above the comparative nine months of last year. Craft and craft distributor sales also reflected an increase in sales of 19.0% over the same period last year. The Company's four new sales/distribution units posted sales of $348,452 or 1.8% of sales for the nine months. Sales to the Company's new ASCs totaled $564,411 and accounted for 2.9% of net sales for the nine-month period. Management expects this increase in sales to the ASCs to continue throughout the fourth quarter and could account for 4% of net sales by year-end.

Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 56.2% for the nine months of 1999 as compared to 56.4% for the same period in 1998. This 0.2 percentage point reduction for the nine-month period resulted from improved product mix and the Company's strategic efforts to selectively increase prices and eliminate low margin items from its product lines.

Lower relative cost of sales percentages meant that gross profit as a percentage of sales improved to 43.8% for the nine month period ended September 30, 1999, as compared to only 43.6% for the same period in 1998. This 0.2 percentage point increase in gross profit generated an additional $1,293,936 or a 17.7% increase for the nine months ended September 30, 1999 above the respective 1998 period.

Operating expenses increased $867,573 or 13.0% to $7,546,169 during the first nine months of 1999 from $6,678,596 during the same nine months ended September 30, 1998. The increase between the two nine-month periods resulted from $241,521 in operating costs for the four new sales/distribution units opened earlier in the year. The balance of costs totaling $626,052 related to the higher cost of personnel, salary, insurance, and other costs necessary to support the higher level of sales as reported for the nine-month period.

Other (Income) Expense

Other expenses decreased $159,349 or 21.8% to $571,618 for the nine months of 1999 from $730,967 during the same period in 1998. The decrease was primarily due to lower interest expense resulting from lower interest rates applicable to the Company's revolving debt. While it appears that the Company's indebtedness was up dramatically for the current quarter, the increase in notes payable occurred late in the quarter ended September 30, 1999.

Net Income (Loss)

The Company reported net after tax income of $187,082 for the nine months ended September 30, 1999, as compared to a net loss of $116,158 in the corresponding period during 1998. The increased operating results for such period resulted from the factors noted above regarding sales, gross profit, operating and other expenses.

Capital Resources and Liquidity
-------------------------------

The primary sources of liquidity and capital resources during the first nine months of 1999 were net income in the amount of $187,082, non-cash adjustments to net income of depreciation and amortization totaling $605,026, borrowings from FINOVA Capital Corporation ("FINOVA"), and a subordinated debenture with The Schlinger Foundation ("Schlinger"), and capital leases to finance investment in new computer equipment.

The Company's investment in net accounts receivable was $2,511,984 at September 30, 1999, up $929,525 from $1,582,459 at year-end 1998. The addition to the average accounts receivable balance is due to the Company's increasing sales levels. Inventory increased $1,376,808 to $8,333,414 at September 30, 1999, from $6,956,606 at year-end 1998. Although inventories were increased to support the volume of sales reported in the nine months ended September 30, 1999, inventory turnover remained at the improved annual rate of 1.9 times as was reported earlier for the six months ended June 30, 1999, which is above the ratios of 1.81 for the first quarter of 1999 and 1.74 for all of 1998. Management's ongoing implementation of new information systems assisted in the monitoring of sales and inventory levels which contributed to improved inventory management.

The largest uses of cash beyond debt payments during 1999 were for capital expenditures, which totaled $154,362 for the quarter and $441,932 for the nine-month period and related to the Company's ongoing computer system implementation, warehouse fixtures and other equipment additions or replacements at various sales/distribution units, and leasehold improvements and equipment costs associated with the opening of four additional sales/distribution units.

The amount of the revolving credit facility with FINOVA that is available for advances is based upon the level of the Company's accounts receivable and inventory. At September 30, 1999 and December 31, 1998, the Company had additional availability on the revolving credit facility of approximately $702,000 and $475,000 respectively. Cash restricted for payment on this revolving credit facility increased by $200,042 to $432,880 as of September 30, 1999.

The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations, meet debt obligations and fund the future opening of new sales/distribution units. In 1999, funding for the opening of new units was provided by operating leases, cash flows from operating activities, and the Company's Revolving Credit Loan with FINOVA. The Company expects to open two to three sales/distribution units per year for the next five years. The opening of a sales/distribution unit is not capital intensive. Historically, the Company invested approximately $125,000 in opening a new unit. The four units opened this year required substantially less to open per unit than the $125,000 historically invested in a new unit.

The Company's Senior Debt Facility with FINOVA and Subordinated Debenture with Schlinger, (the "Obligations") mature on December 1, 1999. The Company is in the process of negotiations with potential investors/lenders regarding renewing or refinancing of the Obligations. Management believes the Company will be able to successfully replace or renew these Obligations prior to their maturity. However, management can provide no assurances about the Company's ability to renew or refinance the Obligations. In the event that the Obligations are not renewed or refinanced on or before maturity, the Company could experience a material adverse impact.

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

The installation of the POS system in the Company's remaining distribution units was delayed until after the conversion and testing of the Y2K compliant version of the software. Outside of two sales/distribution units, the conversion is complete. The installation and training in the remaining two units is scheduled to be completed by November 30, 1999.

The Company has appointed a Y2K committee composed of senior executives and middle management. This committee is charged with testing systems for potential Y2K problems missed in the preliminary review and remediation process as well as assessing potential risks from the Company's trading partners' Y2K failures. The committee's testing was completed by June 30, 1999. The committee's assessment of risks from the Company's trading partners' Y2K failures has been an ongoing analysis, and the committee has reported periodically to the Company's Board of Directors.

The Company has managed its Y2K compliance program using mostly internal salaried staff. For this reason and the fact that much of the replacement cost of non-compliant IT systems would have been incurred in the normal course of business, it is difficult to quantify the actual Y2K remediation costs. The Company invested approximately $402,666 for new computer systems and software in 1998 and the first three quarters of 1999. This investment included system upgrades that facilitated completion of the Y2K compliance program. Management believes that the majority of the total expected system remediation cost has already been incurred and does not expect to have additional hardware, software or license purchases during the remainder of the year.

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



                                              THE LEATHER FACTORY, INC.
                                              (Registrant)


Date:  November 10, 1999                      /s/ Wray Thompson
                                              ----------------------------------
                                              Wray Thompson
                                              Chairman of the Board, President,
                                              Chief Executive Officer, and Chief
                                              Accounting Officer

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

  4.14 Second Amendment to Loan and Security Agreement dated May 13, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation effective as of March 31,1999, filed as Exhibit 4.14 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on May 17, 1999, and incorporated by reference herein.

  4.15 Third Amendment to Loan and Security Agreement dated August 12, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Hi-Line Leather & Manufacturing Company, a California corporation, Roberts, Cushman & Company, Inc., a New York corporation, and FINOVA Capital Corporation effective as of June 30, 1999, filed as Exhibit 4.15 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on August 16, 1999, and incorporated by reference herein.

  10.1 Letter Agreement for Consulting Services dated July 24, 1998, by and between The Leather Factory, Inc. and Evert I. Schlinger, filed as
          Exhibit 10.1 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission November 12, 1998, and incorporated by reference herein.

  21.1 Subsidiaries of the Company, filed as Exhibit No. 22.1 to the 1995 Annual Report on Form 10-KSB of The Leather Factory, Inc. (Commission File No. 1-12368), filed with the Securities and Exchange Commission on March 28, 1996, and incorporated by reference herein.

 *27.1        Financial Data Schedule
---------------
*Filed herewith.