Form 10-K
period 1999-12-31
LEATHER FACTORY INC
filed 2000-03-28
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

         (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF1934 [NO FEE REQUIRED]

     For the transition period ________ to ________

     Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.
             (Exact name of registrant as specified in its chart er)

         Delaware                                         75-2543540
(State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)                  Number)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,974,221 at March 10, 2000. At that date there were 9,873,161 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000, are incorporated by reference in Part III of this report.

Forward-Looking Statements

         This report contains forward-looking statements of management. There are certain important risks that could cause results to differ materially than those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things,

o changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, and possible negative trends in the craft and western retail markets,

o customer acceptance of existing and new products, or otherwise, pricing pressures due to competitive industry conditions,

o    increases in prices for leather (which is a world-wide commodity),

o    change in tax or interest rates,

o    change in the commercial banking environment,

o inability of the Company's significant trading partners to identify all Y2K issues,

o problems with the importation of the products that the Company buys in 22 countries around the world, including, but not limited to, transportation problems or changes in the political climate of the countries involved, including the maintenance by these countries of Most Favored Nation status with the United States of America, and

o other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company does not intend to update forward-looking statements.

                                     PART I


Item 1.  Business.

         As  used  in  this  Report,   the  terms  "we,"  "us,"  "our,"   "TLF,"
"management," and the "Company" mean The Leather Factory, Inc. and its subsidiaries (unless the context indicates a different meaning).

         General. The Leather Factory, Inc. ("TLF" or the "Company") is a Delaware corporation whose common stock trades on the American Stock Exchange under the symbol "TLF."

         TLF is an international wholesale manufacturer and distributor of a broad product line of leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself leathercraft kits. We also introduced small finished leather goods such as cigar cases, wallets and western accessories into our line several years ago. The Company, through its subsidiary, Roberts, Cushman & Company, Inc. ("Cushman"), produces and sells a related product line of hat trims (the decorative piece of material that adorns the outside of a hat). The Company frequently introduces new products either through its own manufacturing capability or by purchasing from vendors. The Company holds a substantial number of copyrights for its designs. These designs have been incorporated throughout the Company's product line as a means of increasing its competitive advantage.

         The Company's customer base is comprised of over 40,000 customers including individuals, institutions, retailers, wholesalers, assemblers, distributors, and other manufacturers dispersed geographically throughout the world. Most of our customers are wholesalers, while retail sales have historically comprised less than 10% of the Company's sales. In 1999, however, we saw the sales mix shift somewhat to an 85% wholesale, 15% retail mix, and we expect this increase in retail sales to continue during 2000 as we earn more and more of the business of the former Tandycrafts retail customers. See also, "Competition." Sales of the Company's products do not reflect significant seasonal patterns.

         The Company primarily distributes its products through 26 sales/distribution units ("Units") located in nineteen states and Canada plus its manufacturing facility and show room in New York. The location of these Units is selected based on the location of its customers, so that delivery time to customers is minimized. A two-day maximum delivery time is the Company's goal. In addition to offering its customers rapid delivery, the Company also offers a "one-stop shopping" concept for both leather and leathercraft materials. These Units service customers through various means including walk-in traffic, phone and mail order. Both wholesale and retail customers purchase from Units. These same Units also service the Authorized Sales Centers (discussed below) as well as the craft, western and other retail establishments located in close geographic proximity.

         Our Authorized Sales Center ("ASC") program was developed to generate sales in geographical areas that we currently do not have a sales/distribution unit without outlaying the capital needed to open a unit. An unrelated person who desires to become an ASC must apply with the Company and upon approval, place a minimum initial order. There are also minimum annual purchase amounts set that the ASC must adhere to in order to maintain ASC status. In exchange, the ASC gets free advertising in certain sale flyers, price breaks on many products, advance notice of new products, priority shipping and handling on all orders, as well as various other benefits.

         TLF operates two manufacturing facilities - one in Fort Worth, Texas, that primarily manufactures product (suede lace, garment fringe, leathercraft and craft-related kits) that is sold through the Units, and one in Long Island City, NY (Cushman), that sells its product directly to hat manufacturers. We also purchase products from other manufacturers and distributors in twenty-two countries.

         The Company was first incorporated under the laws of the State of Colorado in 1984 and reincorporated under the laws of the State of Delaware in June 1994. The Company's principal offices are located at 3847 East Loop 820 South, Fort Worth, Texas 76119 and its phone number is (817) 496-4414.

         Operating Results. The Company's strategic efforts to improve profitability significantly increased gross profit margins from 43.9% in 1998 to an all-time high of 45.1% in 1999. Net sales for 1999 were $27,164,399, up $5,000,405 (22.5%) from fiscal 1998 while operating expenses in 1999 increased by $1,456,375 due to the increase in sales. These expenses dropped as a percentage of sales by 2.0% over 1998. The dramatic improvement in profitability resulted primarily from:

(1) sales gains primarily due to increase in market share in the retail leathercraft market,

(2) the beginning signs of renewed interest in the craft and western markets, and

(3)      the opening of several new sales units in 1999.

         The results of operations in 1998 were somewhat disappointing even though gross profit margins showed improvement and operating expenses decreased over the prior year. During 1998, total sales were $22,163,994 while operating expenses were $8,890,045. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Operating results for the fourth quarter of 1999 revealed even better results in operating profit margins compared to the total year. Fourth quarter 1999 revenues were up 39.9% from the same period last year, and gross profits were up 50.9%. Operating costs were up 23.7% from the fourth quarter of 1998 due to the significant increase in sales; however, operating costs as a percentage of sales decreased 4.7%.

         Corporate History. The Company is the successor to certain entities that were parties to a series of transactions including a merger in July 1993 which involved The Leather Factory, Inc., a Texas corporation ("TLF-Texas"), and National Transfer & Register Corp. ("National"), a Colorado corporation, which had no operations and whose capital stock was widely held but had no active trading market prior to the merger. The surviving entity changed its name to The Leather Factory, Inc. and its business became that conducted by TLF-Texas. In the following year, the Company reincorporated in Delaware.

         As part of its strategy to develop a multi-location chain of wholesale units the Company has made numerous acquisitions since its incorporation, including the purchase of six wholesale units from Brown Group, Inc., a major footwear retailer. The Company has also acquired several businesses located throughout the United States that distribute shoe-related supplies to the shoe repair and shoe store industry. In addition, the Company purchased Cushman in 1995, a leading producer of hat trims. In March of 1996, the Company acquired all of the issued and outstanding capital stock of its Canadian distributor, The Leather Factory of Canada, Ltd.

         Business Strategy. The Company operates through 26 Units described above that are designed to combine the economies of scale of warehouse locations with the marketing efficiencies that can be achieved through direct mail. Walk-in traffic and mail order customers are served from the same location. The type of premises utilized for the Unit locations is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access. This kind of location typically provides lower rental expense compared to other more retail-oriented locations.

         The size and configuration of the Units are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner. Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades of leather and leather goods. The Company maintains higher inventories of certain imported items to ensure a continuous supply.

         The Company's Units are staffed by experienced managers who are primarily compensated based upon the operating profit of their location. Sales from the Units are generated by the selling efforts of the location personnel themselves, participation by the Company at trade shows, the use of sales representative organizations and the aggressive use of direct mail advertising. In addition to generating mail order business, the purpose of the Company's direct mail program is to stimulate sales for the Units. The Company utilizes an internally developed and maintained mailing list, which allows for very targeted mailing to its various customer groups. As for the utilization of direct mail and rapid delivery, the Company locates Units in order to get merchandise in the customers' hands as soon as possible, with the added benefit of lower freight cost.

         The Company attempts to maintain the number of stock-keeping units ("SKU's") in the primary Leather Factory line of merchandise at the optimum number of items necessary to balance the maintaining of the proper stock to minimize out-of-stock situations with the carrying costs involved with such an inventory level. The number of SKU's has been refined over the years by the introduction of new products and the discontinuing of selected products. The Company maintains approximately 2,800 items in the current line of merchandise.

         Competition. The Company sells its products in three highly fragmented markets, which include leathercraft, leather accessories, and retail craft. Management believes that the Company encounters competition in connection with certain product lines and in certain areas from different companies, but has no direct competition affecting the entire product line. The Company is larger than most of its direct competitors. The fragmented nature of these markets is the primary reason for the lack of broad-based competition.

         On January 8, 1999, Tandycrafts, Inc., the Company's most significant competitor, announced plans to close its leather and crafts manufacturing operations and 121 retail stores. As a result of the Tandycrafts decision, the Company has experienced tremendous growth in some markets. See also "Expansion and Acquisition Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Expansion and Acquisitions. In 1997 and 1998, management focused on stabilizing operations and obtaining long-term financing, and no acquisitions were made. As a result of the improving operating results and the opportunities created by Tandycrafts' announced closing of its 121 retail stores, the Company opened four new Units during 1999. The Company plans to continue its expansion by: (i) adding two to three Units per year, as and when such additions are determined feasible; and (ii) acquiring companies in related areas/markets which offer synergistic aspects based on the locations and/or product lines of the businesses.

         The Company's acquisition of businesses involved in the distribution of shoe care and repair supplies have been only marginally profitable because of competitive pressures. The Company believes that it can no longer profitably acquire businesses that sell shoe care and repair supplies as a means of gaining a new Leather Factory location as it has several times in the past. The Company has determined that it is better to open new locations than to purchase these existing shoe-related businesses.

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

        The products manufactured in Fort Worth generally involve cutting leather into various shapes and patterns using metal dies ("clicking"), fabrication, assembly, and packaging/repackaging tasks. Items made in Fort Worth are primarily for wholesale distribution using the Company's sales/distribution units. The Cushman facility manufactures hat trims and small finished leather goods. Hat trims are sold to hat manufacturers and distributors directly. Small finished leather goods are sold to various distributors and retailers through attendance at trade shows and the use of sales representatives.

        The customer groups served include wholesale distributors, tack and saddle shops, shoe-findings customers, institutions (prisons and prisoners, schools, hospitals), dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. No single customer's purchases represent more than 10% of the Company's total sales. Approximately five percent (5%) of the Company's sales are export sales.

         Suppliers. The Company currently purchases merchandise and raw materials from approximately 200 vendors dispersed throughout the United States as well as in twenty-one foreign countries. In fiscal year 1999, the Company's ten largest vendors accounted for approximately fifty nine percent (59%) of its total purchases. Management believes that its relationships with suppliers are strong and does not anticipate any material changes in these supplier relationships in the future. Due to the number of alternative sources of supply, the loss of any or all of these principal suppliers would not have a material impact on the operations of the Company.

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

         Employees. As of December 31, 1999, the Company employed 236 people, with 232 on a full- time basis. The Company is not a party to any collective bargaining agreement. Eligible employees participate in The Leather Factory, Inc. Employees' Stock Ownership Plan and Trust ("ESOP"). As of December 31, 1999, 156 employees and former employees were participants in or beneficiaries of the ESOP. The Company has the option of contributing up to 15% of eligible employees' compensation into the ESOP. Net contributions for 1999, 1998 and 1997 were 5.6%, 11.6%, and 1.2%, respectively, of eligible compensation. These contributions are used to purchase shares of the Company's Common Stock. Generally, contributions to the ESOP follow a similar pattern as overall profitability. On January 21, 1999, the Company made an additional contribution to the Plan (for the 1998 plan year) of $262,000 in order for the ESOP to pay the entire balance owed on securities acquisition loans. Without the additional contribution, the 1998 net contribution percentage would have been 3.7%.

         Overall, management believes that relations with employees are good.



Item 2.   Properties.

         The Company leases all its premises. Detailed below are the lease terms for the Company's locations. The general character of each location is light industrial office/warehouse space. The Company believes that all of its properties are adequately covered by insurance.

  Location Name               Total Space (Sq. Ft.)     Minimum Annual Rent *        Lease Expiration
  -------------               ---------------------     -------------------          ----------------

  Chattanooga, TN                    9,040                 $    42,332                 May 2004
  Denver, CO                         5,879                      30,000                 September 2004
  Harrisburg, PA                     6,850                      37,352                 March 2002
  Fort Worth, TX                    61,000                     241,965                 March 2003
  Fresno, CA                         5,600                      42,336                 March 2002
  Des Moines, IA                     4,000                      30,718                 April 2004
  Phoenix, AZ                        4,500                      25,729                 March 2001
  Springfield, MO                    6,000                      24,000                 July 2003
  Spokane, WA                        5,400                      21,360                 February 2004
  Albuquerque, NM                    5,000                      30,000                 October 2003
  Salt Lake City, UT                 4,373                      21,600                 July 2004
  Baldwin Park, CA                   7,800                      53,400                 March 2000
  Tampa, FL                          5,238                      38,487                 January 2003
  San Antonio, TX                    5,600                      40,320                 October 2001
  Columbus, OH                       6,000                      39,075                 October 2000
  El Paso, TX                        5,000                      25,700                 August 2003
  Oakland, CA                        8,000                      54,000                 December 2003
  Grand Rapids, MI                   8,000                      40,774                 March 2004
  Wichita, KS                        5,150                      21,360                 May 2004
  New Orleans, LA                    5,130                      21,600                 August 2000
  Portland, OR                       5,232                      23,756                 April 2004
  Charlotte, NC                      6,202                      24,188                 February 2001
  Billings, MT                       2,600                      11,100                 April 2001
  Austin, TX                         3,800                      12,000                 Month to month
  Tucson, AZ                         3,600                      20,412                 May 2004
  Long Island City, NY              10,200                      67,888                 June 2003
  Winnipeg, Canada                   5,712                      16,610**               November 2002
                                  --------                 --------------
  Totals                           210,272                 $ 1,058,062
                                  ========                 ==============

-----------

* Represents the average minimum annual rent over the balance of the unexpired lease term.
** As converted into U.S. dollars.

         The Company's Fort Worth location includes the Fort Worth Unit, the Company's central warehouse, the light manufacturing facility, and the sales and administrative/executive offices. The Company also leases a 284 square foot showroom in the Denver Merchandise Mart for $4,896 per year. This lease will expire in October 2002.


Item 3.   Legal Proceedings.

         As reported previously, the Company, as successor-in-interest to National, was a defendant in a lawsuit brought in July 1994 by Gary A. Bedini and John C. Bedini in the United States District Court for the District of Colorado. The Company (as part of a reverse merger transaction with National) was contractually indemnified against loss in this case by one of the additional defendants, Securities Transfer Corporation and certain related entities and individuals.

         On November 9, 1998, this lawsuit was settled without any loss or expense to the Company.

         The Company is involved in litigation in the ordinary course of its business but is not currently a party to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Common Stock of the Company is traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

                                  1998                        1999
                                  ----                        ----
 Quarter Ended              High         Low             High       Low
 -------------              ----         ---             ----       ---
 March 31,                0.6250      0.4375           0.8750    0.2188
 June 30,                 0.6250      0.3750           0.7500    0.3750
 September 30,            0.6250      0.3750           0.7500    0.5625
 December 31,             0.4375      0.1250           1.1250    0.8125
-------------------------------------------------
    There were approximately 629 stockholders of record on March 10, 2000.

         There have been no cash dividends paid on the shares of the Company's Common Stock and currently dividends cannot be declared or paid without the prior written consent of Wells Fargo Business Credit, Inc., the Company's lender. The Board of Directors has historically followed a policy of reinvesting the earnings of the Company in the expansion of its business. This policy is subject to change based on future industry and market conditions, as well as other factors beyond the control of the Company.


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

Income Statement Data                                                     Years Ended December 31,
                                         -----------------------------------------------------------------------------------------
                                              1999              1998               1997               1996              1995
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Net sales                                   $27,164,399        $22,163,994       $25,399,116        $28,253,632       $31,447,849
Cost of sales                                14,907,768         12,428,324        14,844,376         17,689,973        18,446,378
                                         ---------------   ----------------   ---------------    ---------------   ---------------
     Gross profit                            12,256,631          9,735,670        10,554,740         10,563,659        13,001,471

Operating expenses                           10,346,420          8,890,045         9,365,673         10,869,359        10,363,159
                                         ---------------   ----------------   ---------------    ---------------   ---------------
Operating income (loss)                       1,910,211            845,625         1,189,067          (305,700)         2,638,312


Other (income) expense                          900,304            970,340           887,543          1,000,604           678,264
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Income (loss) before income taxes             1,009,907          (124,715)           301,524        (1,306,304)         1,960,048
Income tax provision (benefit)                  574,851           (85,524)           231,232          (316,536)           786,744
                                         ---------------   ----------------   ---------------    ---------------   ---------------
Net income (loss)                               435,056           (39,191)            70,292          (989,768)         1,173,304
                                         ===============   ================   ===============    ===============   ===============
Earnings (loss) per share                          0.04             (0.00)              0.01             (0.10)              0.12
                                         ===============   ================   ===============    ===============   ===============
Earnings (loss) per share--
  assuming dilution                                0.04             (0.00)              0.01             (0.10)              0.12
                                         ===============   ================   ===============    ===============   ===============

Weighted average common
 shares outstanding for:

   Basic EPS                                  9,853,161          9,803,887         9,789,358          9,788,530         9,789,468
                                         ===============   ================   ===============    ===============   ===============
   Diluted EPS                                9,890,098          9,803,887         9,791,565          9,788,530         9,789,468
                                         ===============   ================   ===============    ===============   ===============




Balance Sheet Data                                                          As of December 31,
                                         -----------------------------------------------------------------------------------------
                                              1999              1998               1997               1996              1995
                                         ---------------   ----------------   ---------------    ---------------   ---------------
Total assets                                $18,220,775        $16,029,937       $17,024,549        $18,264,547       $19,333,376
                                         ---------------   ----------------   ---------------    ---------------   ---------------
Notes payable and current
    maturities of long term debt              6,061,735          6,139,327         4,650,742          8,549,366         1,296,359
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Notes payable and long-term
    debt, net of current maturities             121,686             61,389         2,602,728             17,378         6,566,809
                                         ---------------   ----------------   ---------------    ---------------   ---------------
Total Stockholders' Equity                    8,680,425          8,170,278         8,132,646          8,022,937         9,282,305
                                         ===============   ================   ===============    ===============   ===============



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                           Income Statement Comparison

         The following table sets forth, for the fiscal years indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                            1999               1998                1997
                                                        --------------     --------------     ---------------

              Net Sales                                         100.0%             100.0%              100.0%
              Cost of sales                                      54.9               56.1                58.4
                                                        --------------     --------------     ---------------
              Gross profit                                       45.1               43.9                41.6
              Operating expenses                                 38.1               40.1                36.9
                                                        --------------     --------------     ---------------
              Operating income (loss)                             7.0                3.8                 4.7
              Other (income) expense, net                         3.3                4.4                 3.5
                                                        --------------     --------------     ---------------
              Income (loss) before
                income taxes                                      3.7              (0.6)                 1.2
              Income tax provision (benefit)                      2.1              (0.4)                 0.9
                                                        --------------     --------------     ---------------
              Net income (loss)                                   1.6 %            (0.2) %               0.3%
                                                        ==============     ==============     ===============



                        Analysis of 1999 Compared to 1998

                                           1999               1998            $ Change          % Change
                                       --------------    ---------------    --------------    --------------
Net sales                                $27,164,399        $22,163,994        $5,000,405            22.56%
Cost of sales                             14,907,768         12,428,324         2,479,444            19.95%
                                       --------------    ---------------    --------------
     Gross profit                         12,256,631          9,735,670         2,520,961            25.89%

Operating expenses                        10,346,420          8,890,045         1,456,375            16.38%
                                       --------------    ---------------    --------------
Operating income (loss)                    1,910,211            845,625         1,064,586           125.89%

Other (income) expense                       900,304            970,340          (70,034)           (7.21%)
                                       --------------    ---------------    --------------
Income (loss)
     before income taxes                   1,009,907          (124,715)         1,134,622          N/A
Income tax provision (benefit)               574,851           (85,524)           660,375          N/A
                                       --------------    ---------------    --------------

Net income (loss)                          $ 435,056         $ (39,191)         $ 474,247          N/A
                                       ==============    ===============    ==============


Revenues

The Company experienced encouraging growth in net sales during 1999 primarily due to the absorption of a portion of Tandycrafts' abandoned market share and the early signs of renewed interest in the western apparel and craft markets. In addition, we opened four new sales/distribution units in 1999, located in Portland, OR, Billings, MT, Austin, TX, and Tucson, AZ. It has been our experience that the western and craft industries are subject to fads, to some extent. Movies, entertainers, etc. have a great impact on the popularity of western apparel in particular. The key to success in the craft industry, oversimplifying of course, is being the first company with a popular idea - whether it be wearable art, photo albums and scrapbook creations, etc. As a result, the Company's success in selling to these two industries depends to a point on the latest successful craft idea, what is popular at the box office, or who won Entertainer of the Year. We believe we are seeing the beginnings of these two industries' popularity on the rise.

Partially offsetting the sales increases in retail, western and craft markets was the continued reduction of sales of certain low margin items. Because of the historically low margins earned in our shoe care/repair product line, we intentionally eliminated a large portion of the line. This reduced 1999 sales to this industry by approximately $1 million from 1998. We compensated for this reduction with the development and implementation of our new ASC program.

The ASC program began in April 1999, and as of December 31, 1999, we had approximately 80 approved ASCs. In 1999, the ASCs generated sales of over $900,000. We are pleased with the success of this program and anticipate continued growth in 2000.

Sales in our institutional (prisons and prisoners, schools, hospitals, etc.) and
other  core  markets  (saddle  and  tack,   semi-professional  hobbyists,  small
manufacturers) are showing steady and positive growth trends as well.

Costs, Gross Profit, and Expenses

Cost of sales for 1999 totaled $14.9 million or 54.9% of sales. The percentage increase over 1998 was 20%. The impact of this increase becomes evident when compared to the 22.5% increase in sales. The 2.5% gain in gross profit to sales in 1999 resulted in a gross profit percentage of 45.1% - the highest in the Company's history - compared to 43.9% in 1998. The most significant factor supporting this improvement is the increase in our retail business as retail sales historically produce the highest profit margins. This year, we experienced a 70% jump in retail sales from 1998.

Operating expenses increased $1.45 million or 16.4% compared to 1998. This increase is a result of higher payroll costs resulting from higher sales, ESOP contribution (management's desire to reward employees for the Company's financial improvement), managers' bonuses as a result of higher profits earned at the sales/distribution units, and professional fees.

Other (Income) Expense

Other expenses were down 7.2% from 1998. This reduction is primarily in interest expense due to the decrease in average outstanding debt balances in 1999 as compared to 1998.

Provision (Benefit) for Income Taxes

The provision for federal and state income taxes was 57% of 1999 income before taxes due to $420,000 of non-deductible expenses, principally amortization of goodwill. Without these non-deductible expenses, the Company's effective tax rate approximates the Company's historical rate for combined federal, state and local income taxes of 40%.



                        Analysis of 1998 Compared to 1997

                                           1998               1997            $ Change          % Change
                                       --------------    ---------------    --------------    --------------

Net sales                                $22,163,994        $25,399,116      $(3,235,122)          (12.74%)
Cost of sales                             12,428,324         14,844,376       (2,416,052)          (16.28%)
                                       --------------    ---------------    --------------
     Gross profit                          9,735,670         10,554,740         (819,070)           (7.76%)

Operating expenses                         8,890,045          9,365,673         (475,628)           (5.08%)
                                       --------------    ---------------    --------------
Operating income (loss)                      845,625          1,189,067         (343,442)            28.88%


Other (income) expense                       970,340            887,543            82,796             9.33%
                                       --------------    ---------------    --------------

Income (loss)
     before income taxes                   (124,715)            301,524         (426,239)          N/A
Income tax provision (benefit)              (85,524)            231,232         (316,756)          N/A
                                       --------------    ---------------    --------------

Net income (loss)                          $(39,191)            $70,292        $(109,483)          N/A
                                       ==============    ===============    ==============

Revenues

         The Company's 1998 net sales decreased 12.7% to $22.2 million from $25.4 million in 1997. The decline resulted from strategic decisions to eliminate low margin items from the Company's product lines, reduced sales to the western apparel and crafts markets, and lower export sales. Sales of lower margin items (predominately our shoe care/repair line) were down 43% from 1997 and represented less than 8% of total revenues in 1998. Nearly half of the Company's business is made up of sales to western apparel and crafts markets, and 1998 sales in these markets were down 15% and 18%, respectively, compared to 1997, reflecting a continuation of negative industry trends. However, sales in the Company's core businesses and institutional markets remained strong throughout the year and registered an increase in revenues over 1997.

Costs, Gross Profit, and Expenses

         Cost of sales for 1998 totaled $12.4 million or 56.1% of sales. The comparable amount for 1997 was $14.8 million or 58.4%. The improvement in the percentage was principally attributable to an improved product sales mix and the Company's strategic efforts to selectively raise prices and eliminate lower margin items from its product lines. As a result of the lower cost of sales percentage, gross profit as a percentage of sales improved in 1998 to 43.9% compared to 1997 of 41.6%.

         Operating expenses decreased $476,000 or 5.1% to $8.9 million in 1998 from $9.4 million in 1997. Approximately half of the decrease in operating expenses was the result of lower payroll costs, reflecting an additional reduction of personnel during 1998. Other decreases included lower advertising costs, reduced accounting, legal and professional fees, and lower freight costs.

Other (Income) Expense

         Other expenses were $970,000 for 1998 compared to $888,000 during 1997. Interest expense was up $136,000 in 1998 as the amortization of deferred costs from the November 1997 debt refinancing offset reduced interest expense due to lower borrowing levels during the year. Other income increased $53,000 relative to 1997 due to a gain from the sale of a trademark in 1998 as opposed to a loss recorded on the sale of real estate in Tampa, Florida in 1997.

Provision (Benefit) for Income Taxes

         The benefit for income taxes was 69% of the loss before taxes in 1998. The tax benefit reflects a deduction for a contribution to the Company's ESOP for tax purposes in excess of its treatment in arriving at net income. This amount is partly offset by certain non-deductible expenses totaling $228,000, principally the amortization of goodwill. Taking these two amounts into account, the Company's effective tax rate materially approximates the Company's historical rate for combined federal and state income taxes of 40%.


Capital Resources and Liquidity

         On November 19, 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("WFBC"), in which WFBC agreed to provide a credit facility of up to $8,650,000 (the "Credit Facility"). The Credit Facility has a three-year term and is secured by all of the assets of the Company. The initial borrowings from WFBC were used to pay all amounts due by the Company to FINOVA Capital Corporation ("FINOVA") and The Schlinger Foundation ("Schlinger") as discussed below.

         The Company is currently in compliance with all covenants and conditions contained in the Credit Facility and has no reason to believe that it will not continue to operate in compliance with the provisions of these financing arrangements. The principal terms and conditions of the Credit Facility are described in further detail in Note 3 to the Consolidated Financial Statements.

         Prior to the relationship with WFBC, the Company had a Loan and Security Agreement with FINOVA in which FINOVA agreed to provide a credit facility of up to $9,136,000 in senior debt (the "Senior Debt Facility"). This Senior Debt Facility was secured by all of the assets of the Company as well as a pledge of 3,000,000 shares of the Company's common stock, par value $0.0024 ("Common Stock"), collectively owned by two of the Company's executive officers. The Company also had a $1,000,000 subordinated promissory note with Schlinger (the "Subordinated Debenture") which was secured by a pledge of 2,666,666 shares of the Company's Common Stock owned by another executive officer.

         The primary sources of liquidity and capital resources during 1999 were borrowings from the Debt Facilities with FINOVA and WFBC, and cash flows provided by operating activities.

         Cash flows from operations for 1999 were $236,000. The largest portion of the operating cash flow was invested in inventory to meet demand from increased sales.

         Accounts receivable increased to $2.3 million and inventory increased to $8.8 million at December 31, 1999 from $1,582,459 and $6,956,606, respectively, at December 31, 1998. The aging of accounts receivable has increased slightly from 1998. We believe that this trend is temporary and is a result primarily of the speed at which receivables grew in a relatively short period of time. We continue to maintain a rather tight credit and collection policy and expect improved collection results in 2000.

         Inventory turned 1.89 times during 1999, improving over the 1998 ratio of 1.74 times. However, this turn rate is still below management's goals of over 2 turns per year. Management believes the 1999 rate would have been higher if we had not intentionally raised the inventory levels in the last half of the year to meet anticipated demand as the Tandycrafts' store closings were completed. In December 1999, we completed the implementation of our new information system which is proving to be very helpful in the monitoring of inventory levels as we go forward.


         Accounts payable increased to $1.8 million at December 31, 1999 from $1.0 million at the end of 1998 due to the increase in inventory purchases and the more favorable terms negotiated with certain vendors. The increase in accounts payable created approximately $800,000 of operating cash flow for the year to help offset the negative effect on cash flow due to the increase in accounts receivable and inventory.

         The Company's current ratio remained fairly constant at December 31, 1999 and 1998 (1.31 and 1.28, respectively). If, however, accounting rules had not required the Company's debt with WFBC to be classified as short-term (even though the maturity is in November 2002), the current ratio at December 31, 1999 would have been 3.49.

         The largest use of cash beyond inventory, accounts receivable, and debt
payments  in  1999  was  for  capital   expenditures.   Cash  used  for  capital
expenditures totaled $254,000 and $138,000 for the years ended December 31, 1999 and 1998,  respectively.  Approximately 60% of 1999 capital spending was for new computer  equipment  and software with the  remainder  split between  office and warehouse fixtures, machinery and other equipment, and leasehold improvements.

         The Company's Credit Facility consists of a revolving credit facility and one term note. The revolving portion is based upon the level of the Company's accounts receivable and inventory. At December 31, 1999, the Company had additional borrowing availability of approximately $500,000. Continued sales increases and operations expansion will require larger investments in accounts receivable and inventory. Management believes the current credit facility in place with WFBC, combined with operating cash flow, will be adequate to fund operation and expansion needs.

         The Company borrows and repays funds under revolving credit terms as needed. Principal balances at the end of each quarter during the facilities' existence are shown below:


      4th Qtr. `98            1st Qtr. `99            2nd Qtr. `99           3rd Qtr. `99           4th Qtr. `99
         FINOVA                  FINOVA                  FINOVA                 FINOVA                  WFBC
         ------                  ------                  ------                 ------                  ----

       $3,597,988              $3,481,246              $3,826,616             $4,714,428             $5,818,652

         Total indebtedness with WFBC (revolving credit and one term loan) at the end of 1999 and FINOVA (revolving credit and three term loans) and the Subordinated Debenture at the end of 1998 are shown below:

                                                                           December 31,
                                           -----------------------------------------------------------------------------
                                                            1998                                  1999
                                           --------------------------------------    -----------------------------------
                                                                     Accrued                                 Accrued
                                               Principal            Interest            Principal            Interest
WFBC
         Revolving Line                                                                    $5,818,652           $49,762
         Term Loan                                                                            150,000             1,163
                                                                                     -----------------     -------------
                Subtotal                                                                    5,968,652            50,925
FINOVA
         Revolving Line                           $3,597,988             $27,137
         Term Loans                                1,520,000              13,451
                                           ------------------    ----------------
               Subtotal                            5,117,988              40,588
Subordinated Debenture                             1,000,000              11,194
                                           ------------------    ----------------    -----------------     -------------
                         TOTAL                    $6,117,988             $51,782           $5,968,652           $50,925
                                           ==================    ================    =================     =============

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company's Credit Facility includes loans with interest rates that vary with changes in the prime rate. An increase of one percentage point in the prime rate would not have a material impact on the Company's future earnings.

Item 8. Financial Statements and Supplementary Data.

         The Financial Statements and Financial Statement Schedule are filed as a part of this report. See page 15, Index to Consolidated Financial Statements.

Item 9.  Change In and Disagreements with Accountants on Accounting and
              Financial Disclosure.

         None




                            THE LEATHER FACTORY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




Consolidated Balance Sheets at December 31, 1999 and 1998     .................................................... 17
Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997     ................... 18
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997     ................... 19
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997     ......... 20
Notes to Consolidated Financial Statements     ................................................................... 21


Financial Statement Schedules for the years ended December 31, 1999, 1998 and 1997:

         II - Valuation and Qualifying Accounts and Reserves     ................................................. 31

All other schedules are omitted since the required information is not present or is not present in amounts sufficient  to require  submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

Reports of  Independent Auditors     ............................................................................. 32-33





                                              THE LEATHER FACTORY, INC.
                                             CONSOLIDATED BALANCE SHEETS


                                                                              December 31,             December 31,
                                                                                  1999                     1998
                                                                           -------------------       -----------------

                                 ASSETS
CURRENT ASSETS:
     Cash                                                                         $   134,465             $   510,399
     Cash restricted for payment on revolving credit facility                         317,904                 232,838
     Accounts receivable-trade, net of allowance for doubtful accounts of
         $177,000 and $52,000 in 1999 and 1998, respectively                        2,292,645               1,582,459
     Inventory                                                                      8,807,963               6,956,606
     Prepaid income taxes                                                                   -                 140,939
     Deferred income taxes                                                            160,165                 190,012
     Other current assets                                                             533,841                 239,157
                                                                           -------------------       -----------------
                                    Total current assets                           12,246,983               9,852,410
                                                                           -------------------       -----------------

PROPERTY AND EQUIPMENT, at cost                                                     3,143,594               2,671,827
  Less-accumulated depreciation and amortization                                   (2,160,336)             (1,813,378)
                                                                           -------------------       -----------------
                                    Property and equipment, net                       983,258                 858,449

GOODWILL, net of accumulated amortization of $1,160,000
     and $947,000 in 1999 and 1998, respectively                                    4,767,885               4,968,616
OTHER INTANGIBLES, net of accumulated amortization of
     $45,000 and $299,000, in 1999 and 1998, respectively                             191,048                 316,626
OTHER assets                                                                           31,601                  33,836
                                                                           -------------------       -----------------
                                                                                $  18,220,775           $  16,029,937
                                                                           ===================       =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $   1,805,918            $  1,019,069
     Accrued expenses and other liabilities                                           978,969                 530,789
     Income taxes payable                                                             474,262                       -
     Notes payable and current maturities of long-term debt                         6,061,735               6,139,327
                                                                           -------------------       -----------------
                                    Total current liabilities                       9,320,884               7,689,185
                                                                           -------------------       -----------------

DEFERRED INCOME TAXES                                                                  97,780                 109,085

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                           121,686                  61,389

COMMITMENTS AND CONTINGENCIES (Note 6)                                                      -                       -

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                                      -                       -
     Common stock, $0.0024 par value; 25,000,000 shares
        authorized, 9,853,161 shares issued and outstanding                            23,648                  23,648
     Paid-in capital                                                                3,901,740               3,901,740
     Retained earnings                                                              4,930,434               4,495,378
     Less: Notes receivable - secured by common stock                                (153,416)               (224,750)
     Accumulated other comprehensive loss                                             (21,981)                (25,738)
                                                                           -------------------       -----------------
                                    Total stockholders' equity                      8,680,425               8,170,278
                                                                           -------------------       -----------------
                                                                                $  18,220,775           $  16,029,937
                                                                           ===================       =================

The accompanying notes are an integral part of these financial statements.



                                                 THE LEATHER FACTORY, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                          1999                1998                1997
                                                                   -------------------   ----------------   -----------------

NET SALES                                                                  27,164,399       $ 22,163,994        $ 25,399,116

COST OF SALES                                                              14,907,768         12,428,324          14,844,376
                                                                   -------------------   ----------------   -----------------

              Gross profit                                                 12,256,631          9,735,670          10,554,740

OPERATING EXPENSES                                                         10,346,420          8,890,045           9,365,673
                                                                   -------------------   ----------------   -----------------

INCOME FROM OPERATIONS                                                      1,910,211            845,625           1,189,067

OTHER INCOME (EXPENSE):
         Interest expense                                                   (923,092)        (1,003,649)           (867,548)
         Other,  net                                                          22,788             33,309            (19,995)
                                                                   -------------------   ----------------   -----------------
              Total other income (expense)                                  (900,304)          (970,340)           (887,543)
                                                                   -------------------   ----------------   -----------------

INCOME (LOSS)  BEFORE INCOME TAXES                                          1,009,907          (124,715)             301,524

PROVISION (BENEFIT) FOR INCOME TAXES                                          574,851           (85,524)             231,232
                                                                   -------------------   ----------------   -----------------
NET INCOME (LOSS)                                                         $   435,056       $   (39,191)          $   70,292
                                                                   ===================   ================   =================



NET INCOME (LOSS) PER COMMON SHARE                                         $     0.04        $    (0.00)          $     0.01
                                                                   ===================   ================   =================

NET INCOME (LOSS) PER COMMON SHARE--Assuming Dilution                      $     0.04        $    (0.00)          $     0.01
                                                                   ===================   ================   =================










The accompanying notes are an integral part of these financial statements.






                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                          1999              1998           1997
                                                                                    ----------------- ----------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                      $   435,056       $   (39,191)   $  70,292
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities-
     Depreciation and amortization                                                           567,452           527,443      523,551
    (Gain) loss on sales of assets                                                                 -            (9,118)      46,950
     Amortization of deferred financing costs                                                225,953           233,239       32,113
     Other                                                                                    13,426            (5,273)      17,995
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                                       (710,186)          282,817       82,422
       Inventory                                                                          (1,851,357)          323,096      457,618
       Income taxes                                                                          615,201            57,031      252,488
       Other current assets                                                                 (294,684)          115,140      155,310
       Accounts payable                                                                      786,849            77,023        1,497
       Accrued expenses and other liabilities                                                448,180           (28,987)     (37,231)
                                                                                    ----------------- ----------------- ------------
Total adjustments                                                                           (199,166)        1,572,411    1,532,713
                                                                                    ----------------- ----------------- ------------
      Net cash provided by operating activities
                                                                                             235,890         1,533,220    1,603,005
                                                                                    ----------------- ----------------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                        (254,274)         (137,828)    (239,578)
  Proceeds from sales of assets                                                                    -            10,000      257,306
 (Increase) decrease in other assets                                                           2,235            (2,934)       2,300
  Other intangible costs                                                                      (8,174)           (1,728)     (32,061)
                                                                                    ----------------- ----------------- ------------

      Net cash used in investing activities                                                 (260,213)         (132,490)     (12,033)
                                                                                    ----------------- ----------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                                        2,220,664          (432,531)  (1,469,481)
  Proceeds from notes payable and long-term debt                                             150,000                 -    3,001,396
  Payments on notes payable and long-term debt                                            (2,605,453)         (620,223)  (3,083,189)
  (Increase) decrease in cash restricted for payment on revolving credit facility            (85,066)           86,295     (319,133)
  Payments received on notes receivable - secured by common stock                             71,334            32,867       11,688
  Deferred financing costs incurred                                                         (103,090)          (27,235)    (149,949)
                                                                                    ----------------- ----------------- ------------

      Net cash used in financing activities                                                 (351,611)         (960,827)  (2,008,668)
                                                                                    ----------------- ----------------- ------------

NET INCREASE (DECREASE) IN CASH                                                             (375,934)          439,903     (417,696)

CASH, beginning of year                                                                      510,399            70,496      488,192
                                                                                    ----------------- ----------------- ------------

CASH, end of year                                                                        $   134,465         $ 510,399    $  70,496
                                                                                    ================= ================= ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                                        $   697,996         $ 787,148    $ 749,472
  Income taxes paid during the period, net of (refunds)                                      (57,681)         (117,609)     (38,101)

NON-CASH INVESTING ACTIVITIES:
 Computer equipment acquired under capital lease financing arrangements                  $   217,493         $       -    $ 129,108



The accompanying notes are an integral part of these financial statements.



                                                                 THE LEATHER FACTORY, INC.
                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                   Common Stock                                Notes        Accumulated
                               ----------------------                        receivable         Other      Unearned
                                 Number      Par      Paid-in     Retained   - secured by   Comprehensive    ESOP
                               of shares    value     capital     earnings   common stock   Income (Loss)   shares        Total
                               ----------- --------- ----------- ----------- ------------  ------------- ------------ -----------

BALANCE, December 31, 1996      9,853,161   $23,648  $4,130,796  $4,464,277    $(269,305)  $      (295)   $(326,184)   $8,022,937

  Payments on notes
  receivable -
       secured by common stock                                                                                    -        11,688
                                        -         -           -           -       11,688             -

  Allocation of suspended ESOP
     shares committed to be                                                                                  52,333         6,452
  released                              -         -     (45,881)          -            -             -

  Warrants issued to acquire
  100,000 shares of common                               35,000           -            -             -            -        35,000
  stock                                 -         -

  Net Income                                                                                                      -        70,292
                                        -         -           -      70,292            -             -

  Translation adjustment                -         -           -           -            -       (13,723)           -       (13,723)

                               ----------- --------- ----------- ----------- ------------ -------------- ----------   -----------

BALANCE, December 31, 1997      9,853,161   $23,648  $4,119,915  $4,534,569   $ (257,617)  $   (14,018)   $(273,851)   $8,132,646

  Comprehensive income for the year ended December 31, 1997  (See table below.)

  Payments on notes
  receivable -
       secured by common stock          -         -           -           -       32,867             -            -        32,867

  Allocation of suspended ESOP
     shares committed to be
      released                          -         -    (258,175)          -            -             -      273,851        15,676


  Warrants issued to acquire
     200,000 shares of common
     stock                              -         -      40,000           -            -             -            -        40,000


  Net Loss                              -         -           -     (39,191)           -             -            -       (39,191)

  Translation adjustment                -         -           -           -            -       (11,720)           -       (11,720)
                               ----------- --------- ----------- ----------- ------------ -------------- ----------   -----------
BALANCE, December 31, 1998      9,853,161   $23,648  $3,901,740  $4,495,378   $ (224,750)  $   (25,738)   $       -    $8,170,278



  Comprehensive loss for the year ended December 31, 1998  (See table below.)


  Payments on notes
  receivable -
       secured by common stock          -         -           -           -       71,334             -            -        71,334


  Net Income                            -         -           -                        -                          -       435,056
                                                                    435,056                          -

  Translation adjustment                -         -           -           -            -         3,757            -         3,757
                               ----------- --------- ----------- ----------- ------------ -------------- ----------   -----------
  BALANCE, December 31, 1999    9,853,161   $23,648  $3,901,740  $4,930,434   $ (153,416)  $   (21,981)   $       -    $8,680,425
                               ==================================================================================================

Comprehensive income for the year ended December 31, 1999 (See table below.)



                                                                            Comprehensive
                                                                            Income (Loss)
                                                                           --------------

BALANCE, December 31, 1996

  Payments on notes
  receivable -
       secured by common stock


  Allocation of suspended ESOP
     shares committed to be
  released

  Warrants issued to acquire
  100,000 shares of common
  stock

  Net Income                                                                     70,292


  Translation adjustment                                                        (13,723)



BALANCE, December 31, 1997
                                                                           -------------
  Comprehensive income for the year ended December 31, 1997                    $ 56,569
                                                                           =============
  Payments on notes
  receivable -
       secured by common stock

  Allocation of suspended ESOP
     shares committed to be
      released


  Warrants issued to acquire
     200,000 shares of common
     stock


  Net Loss                                                                      (39,191)

  Translation adjustment                                                        (11,720)

BALANCE, December 31, 1998


                                                                           -------------
  Comprehensive loss for the year ended December 31, 1998                      $(50,911)
                                                                           =============

  Payments on notes
  receivable -
       secured by common stock


  Net Income                                                                    435,056


  Translation adjustment                                                          3,757

  BALANCE, December 31, 1999


                                                                           -------------
Comprehensive income for the year ended December 31, 1999                      $435,813
                                                                           =============





The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997




1.  ORGANIZATION AND NATURE OF OPERATIONS

The Leather Factory, Inc. and subsidiaries (the "Company") is engaged in the manufacture and distribution of a broad product line of leather, leather crafts and finished goods, western apparel and related accessory items. The Company operates sales/distribution units in 19 states and Canada. Numerous customers including retailers, wholesalers, assemblers, distributors and other manufacturers geographically disbursed throughout the world purchase the Company's products. The Company also has light manufacturing facilities in Texas and New York.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Inventory

The Company's inventory is valued at the lower of first-in, first-out cost or market and consists of the following at December 31:

                                                      1999             1998
                                                      ----             ----
        Finished goods held for sale                 $7,629,995       $5,564,406
        Raw Materials and work in process             1,177,968        1,392,200
                                                      ---------        ---------
                                                     $8,807,963       $6,956,606
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

        Leasehold improvements             5-7 years
        Equipment                          5-10 years
        Furniture and fixtures             5-7 years
        Automobiles                        5 years

Depreciation expense was $347,651; $308,568; and $303,867 for the years ended December 31, 1999, 1998 and 1997, respectively.

Goodwill

Goodwill resulting from business purchases accounted for using the purchase method of accounting is being amortized on a straight-line basis over estimated useful lives ranging from ten to forty years.

The Company assesses the recoverability of goodwill by determining whether the asset balance can be recovered over its remaining life through undiscounted future operating cash flows of the acquired asset. The amount of impairment, if any, is measured based on projected discounted future operating cash flows.

Amortization expense of $219,801 in 1999; $218,875 in 1998; and $219,684 in 1997
was recorded in operating expenses.




Advertising Costs

With the exception of catalog costs, advertising costs are expensed as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to fifteen months. Such capitalized costs are included in other current assets and totaled $29,635 and $17,809 at December 31, 1999 and 1998, respectively. Total advertising expense was $1,040,671 in 1999; $908,432 in 1998; and $1,002,623 in 1997.

Revenue Recognition

Sales are recorded when goods are shipped to customers.

Income Taxes

Deferred income taxes result from temporary differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

Earnings Per Share

The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS No. 128 requires the disclosure of both "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants and their equivalents is calculated using the treasury stock method. Unearned shares held by the Employees' Stock Ownership Plan are deemed not to be outstanding for earnings per share calculations.

Accounting Estimates

The consolidated financial statements include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Long-Lived Assets

The FASB has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company determined that as of December 31, 1999 and 1998, it had no long-lived assets that met the impairment criteria of SFAS No. 121.

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

Foreign Currency Translation

Foreign currency translation adjustments arise from activities of the Company's Canadian operations. Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates. Foreign currency translation adjustments of assets and liabilities are recorded in stockholders' equity.

Comprehensive Income

Comprehensive income represents all changes in stockholders' equity, exclusive of transactions with stockholders. The accumulated balance of foreign currency translation adjustments is presented in the consolidated financial statements as "accumulated other comprehensive income or loss".



Segment Reporting

In 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria of this statement. Management believes the Company meets the aggregation criteria for its operating segments.

Reclassification

Certain reclassifications have been made to conform 1998 and 1997 financial statements to the presentation in 1999. The reclassifications had no effect on net income.


3.  NOTES PAYABLE AND LONG-TERM DEBT

On November 19, 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo"), pursuant to which Wells Fargo agreed to provide a credit facility of up to $8,650,000 in debt (the "Debt Facility"). The Debt Facility has a three-year term and is made up of a revolving credit facility and a $150,000 term note.

Proceeds of the closing of the Debt Facility in the amount of $6,954,828 were used to pay all amounts due and owing by the Company pursuant to the Loan and Security Agreement, as amended, by and between the Company and FINOVA Capital Corporation ("FINOVA") and the subordinated convertible debt (the "Subordinated Debt") between the Company and The Schlinger Foundation. At closing, the Company's revolving line of credit and term loan facilities with FINOVA in the principal amounts of $4,721,925 and $1,171,667, respectively, were satisfied in their entirety, as well as the Subordinated Debt with The Schlinger Foundation in the principal amount of $1,000,000. The Company used the remaining proceeds to pay certain closing and financing costs.




At December 31, 1999 and 1998, the amounts outstanding under the above agreements and other long-term debt consisted of the following:

                                                                                          1999            1998
                                                                                          ----            ----

Credit and Security Agreement with Wells Fargo - collateralized by all of the assets of the Company; payable as follows:

         Revolving Note dated November 19, 1999 in the maximum  principal amount of $8,500,000  with revolving  features as more fully described below -
         interest due monthly at prime plus 1/2% (9.0% at December 31,
         1999); matures November 30, 2002                                                $5,818,652                -

         Term Note dated November 19, 1999 in the original  principal  amount of
         $150,000 -- $30,000 monthly  principal  payments plus interest at prime plus 1/2% (9.0% at December 31, 1999); matures May 1, 2000
                                                                                            150,000                -





Loan and Security Agreement with FINOVA - collateralized by all of the assets of the Company as well as a pledge of 3,000,000 shares of the Company's common stock collectively owned by two of the Company's executive officers; payable as follows:

     Promissory  Note  (Revolving  Credit  Loan)  dated  November  21, 1997 --
     interest due monthly at prime plus 1%; repaid November 30, 1999                              -       $3,597,988

     Promissory  Note  (Term Loan A) dated  November  21,  1997 in the  original principal amount of $400,000 -- $6,667 monthly principal payments plus
     interest at prime plus .75%; repaid November 30, 1999                                        -          320,000

     Promissory  Note  (Term Loan C) dated  November  21,  1997 in the  original principal amount of $1,500,000 -- $25,000 monthly principal payments
     plus interest at prime plus 3%; repaid November 30, 1999                                     -        1,200,000

Subordinated Debenture in the original principal amount of $1,000,000; partially convertible;  secured by a pledge of 2,666,666  shares of the  Company's  common stock owned by another executive officer - monthly interest
payments at 13%; repaid November 30, 1999                                                         -        1,000,000

Capital  Leases  secured by computer  equipment - total  monthly  principal  and interest payments of $9,324 at approximately 12% interest; maturing in
February through August of 2002                                                             214,769           82,728
                                                                                     --------------    --------------
                                                                                          6,183,421        6,200,716
Less - Current maturities (see below)                                                     6,061,735        6,139,327
                                                                                     --------------    --------------
                                                                                           $121,686       $   61,389
                                                                                     ==============    ==============

The current portion of long-term debt for 1999 includes the Wells Fargo Revolving Credit Loan of $5,818,652, although this obligation does not mature until November 30, 2002. The classification of this debt was attributable to an accounting rule that requires a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain an arrangement, whereby cash collections from the borrower's customers directly reduce the debt outstanding, to be classified as a short-term obligation (Emerging Issues Task Force Issue 95-22). A covenant of the Credit Facility is that collections from customers are to be deposited into a cash collateral account that directly pays down the Revolving Credit Loan. The balance in this account comprises the restricted cash on the Company's balance sheet. Because of this arrangement and the fact that the credit agreement contains a clause that would allow acceleration of payment of the debt in case of a "material adverse change", this rule applies. Management does not believe that any such acceleration will occur.

The Company periodically has outstanding letters of credit for inventory purchase commitments with terms ranging from sight to 90 days. As of December 31, 1999, there were no letters of credit outstanding.

Pursuant to the Credit and Security Agreement with Wells Fargo, the overall combined borrowings under the Revolving Credit Loan and outstanding balance on letters of credit is limited to a combined amount of $8,500,000. Of the $8,500,000 limit, letters of credit cannot exceed $500,000. The unused portion of the letter of credit limit can be utilized for borrowings, up to the limits imposed for the indebtedness. Total borrowings under this arrangement are subject to a percentage of trade accounts receivable and inventory reduced by the outstanding balance of letters of credit and any required reserves. The unused portion of the credit facility at December 31, 1999 was $508,410.

The terms of the Credit Facility contain various covenants which among other things require the Company to maintain a certain level of income and book net worth, limit capital expenditures, and require the maintenance of certain debt service coverage ratios. Other covenants prohibit the Company from incurring indebtedness except as permitted by the terms of the Credit Facility, from declaring or paying cash dividends upon any of its stock and from entering into any new business or making material changes in any of the Company's business objectives, purposes or operations.

Scheduled maturities of the Company's notes payable and long-term debt are as follows:

                              2000                            $  243,083
                              2001                               108,661
                              2002                             5,831,677
                              2003                                     -
                                                           -------------
                                                             $ 6,183,421
                                                           =============




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

The  Company  applies  Statement  of  Position  93-6  (SOP  93-6"),  "Employers'
Accounting for Employee  Stock  Ownership  Plans," of the  Accounting  Standards
Division of the American  Institute of CPAs.  Contributions made during 1994 and
1995 in the amount of $99,962 and $226,222, respectively, represented securities acquisition loans. In accordance with SOP 93-6,  securities purchased with these loans were recorded as unearned ESOP shares.  The unearned ESOP share account is reduced by the cost of the shares  when they are  committed  to be  released  to participants  as payments are made on the loans using the principal and interest method.  Compensation  expense is measured  using the average  fair market value when  shares  are  committed  to  be  released  to  the  employee.  The  Company
contributed   $208,214;   $125,408;   and  $50,910  in  cash  as  current   year
contributions  to the  plan  during  1999,  1998  and  1997,  respectively,  and recognized compensation expense related to these payments of $208,214;  $42,046;
and $53,968 in 1999, 1998, and 1997, respectively.  Furthermore,  on January 21,
1999, the Company made an additional  contribution to the Plan for December 1998 in the  amount  of  $261,920.  As a result  of this  contribution,  the  Company recognized an additional compensation expense of $10,538 during 1998 relating to the Plan.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 1999, 1998 and 1997:

                                No. of Shares                             Market Value
                                -------------                             ------------
                          1999      1998      1997            1999         1998         1997
                          -----     ----      ----            ----          ---         ----

       Allocated        598,132   692,606    652,609        $486,281     $ 173,152     $ 326,305
       Unearned               -         -     54,262               -             -        27,131
                      ------------------------------     ---------------------------------------
        Total           598,132   692,606    706,871        $486,281     $ 173,152     $ 353,436
                      ==============================     =======================================

The Company currently offers no postretirement or postemployment benefits to its employees.


5.  INCOME TAXES


The provision for income taxes consists of the following:

                                              1999                 1998                1997
                                              ----                 ----                ----
      Current provision (benefit):
                   Federal                  $ 370,053           $ (60,240)          $ 174,469
                    State                     207,171             (12,340)             39,918
                                         ------------        ------------        ------------
                                              577,224             (72,580)            214,387
                                         ------------        ------------        ------------
      Deferred provision (benefit):
                   Federal                    (2,373)             (10,900)             14,185
                    State                           -              (2,044)              2,660
                                         ------------        ------------        ------------
                                              (2,373)             (12,944)             16,845
                                         ------------        ------------        ------------
                                            $ 574,851           $ (85,524)          $ 231,232
                                         ============        ============        ============




The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

                                                                        1999                1998
                                                                        ----                ----

Deferred income tax assets:
          Allowance for doubtful accounts                                $ 66,453              $ 18,562
          Capitalized inventory costs                                      85,175                71,366
          Accrued expenses, reserves, and other                             8,537                12,084
          Net operating loss carryforwards                                      -                88,000
                                                                 -----------------     -----------------

          Total deferred income tax assets                                160,165               190,012
                                                                 -----------------     -----------------

Deferred income tax liabilities:
          Property and equipment depreciation                              83,598                99,332
          Goodwill and other intangible assets amortization                11,337                 9,753
          Tax effect of translation adjustment and other                    2,845                     -
                                                                 -----------------     -----------------

          Total deferred income tax liabilities                            97,780               109,085
                                                                 -----------------     -----------------

          Net deferred tax asset (liability)                             $ 62,385              $ 80,927
                                                                 =================     =================

The effective tax rate differs from the statutory rate as follows:
                                                                       1999      1998     1997
                                                                       ----      ----     ----
               Statutory rate                                           34%      (34%)     34%
               State and local taxes                                    20%       (7%)     10%
               Non-deductible goodwill amortization                      8%       67%      26%
               ESOP transaction                                          0%     (112%)      0%
               Other                                                    (5%)      17%       7%
                                                                       ----      ----     ----
               Effective rate                                           57%     (69%)      77%
                                                                       ====     =====     ====

6.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's primary office facility and warehouse are leased under a five-year
lease  agreement  that  expires  in  March  2003.   Rental  agreements  for  the
sales/distribution  units  expire on dates  ranging from March 2000 to September
2004.  The  Company's  lease  agreement for the  manufacturing  facility in Long
Island City, New York, expires on June 30, 2003.

Rent expense on all operating leases for the years ended December 31, 1999, 1998 and 1997, was $1,047,882; $1,017,491; and $1,036,892, respectively.

Capital Leases

The Company leases certain  computer  equipment under capital lease  agreements.
Assets subject to the agreements totaling $346,601 and $129,108 and related accumulated depreciation of $108,608 and $42,838 are included in property and equipment as of December 31, 1999 and 1998, respectively.

Commitments

Future minimum lease payment under capital and noncancelable operating leases at
December 31, 1999 were as follows:
                                                                              Capital        Operating
                                                                               Leases          Leases
                                                                               ------          ------
     Year ending December 31:
                                     2000                                     $ 108,898      $ 980,561
                                     2001                                       111,058        878,762
                                     2002                                        32,837        837,270
                                     2003                                             -        511,697
                                     2004                                             -        143,759
                                                                           -------------   -----------
     Total minimum lease payments                                               252,793     $3,352,049
                                                                                           ===========
     Less amount representing interest                                           38,024
                                                                           -------------
     Present value of net minimum capital lease payments                        214,769
     Less current installments of minimum capital lease payments                 93,083
                                                                           -------------
     Long-term capital lease obligations, excluding current installments      $ 121,686
                                                                           =============



Litigation

The Company has litigation in the ordinary course of its business and operations. The Company does not expect the outcome of any current litigation to have a material impact on its financial position and results of operations.

7.       SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

The Company's revenues are derived from a diverse group of customers primarily involved in the sale of leather crafts and western apparel items. While no single customer accounts for more than 10% of the Company's consolidated revenues in 1999, 1998 and 1997, sales to the Company's five largest customers represented 19%, 18% and 19%, respectively, of consolidated revenues in those years. While management does not believe the loss of one of these customers would have a negative impact on the Company's operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect the Company's operating results.

Major Vendors

The Company purchases a significant portion of its inventory through one supplier. Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on the Company's operations.

Credit Risk

Due to the large number of customers comprising the Company's customer base, concentrations of credit risk with respect to customer receivables are limited.
At December 31, 1999 and 1998, 29% and 24%, respectively, of the Company's consolidated accounts receivable were due from three nationally recognized retail chains. The Company does not generally require collateral for accounts receivable, but performs periodic credit evaluations of its customers and believes the allowance for doubtful accounts is adequate. It is management's opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on the Company's results of operations and financial condition.

8.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                                                1999               1998             1997
                                                                ----               ----             ----

Numerator:
      Net income (loss)                                   $     435,056     $     (39,191)    $      70,292
                                                        ----------------  ----------------- ----------------
      Numerator for basic and diluted earnings per
      share                                                     435,056           (39,191)           70,292


Denominator:
      Denominator for basic earnings per share --
      weighted-average shares                                 9,853,161          9,803,887        9,789,358

Effect of dilutive securities:
      Stock options                                               5,019                  -               25
      Warrants                                                   31,918                  -            2,182
                                                        ----------------  ----------------- ----------------
Dilutive potential common shares                                 36,937                  -            2,207
                                                        ----------------  ----------------- ----------------





      Denominator for diluted earnings per share --
      adjusted weighted-average shares and assumed
      conversions                                             9,890,098          9,803,887        9,791,565
                                                        ================  ================= ================

      Basic earnings per share                           $         0.04    $         (0.00)   $        0.01

                                                        ================  ================= ================

      Diluted earnings per share                         $         0.04    $         (0.00)   $        0.01
                                                        ================  ================= ================



For additional disclosures regarding the employee stock options and the warrants, see note 9. Unexercised employee and director stock options to purchase 150,000 and 543,000 shares of common stock as of December 31, 1999 and 1998, respectively, were not included in the computations of diluted earnings per share ("EPS") because the options' exercise prices were greater than or equal to the average market prices of the common stock and, therefore, the effect would be antidilutive. The net effect of converting stock options to purchase 447,000 shares of common stock at option prices less than the average market prices has been included in the computation of diluted EPS for the year ended December 31, 1999.


9.  STOCKHOLDERS' EQUITY

Stock Option Plans

1995 Stock Option Plan
In connection with its 1995 Stock Option Plan for officers and key management employees, the Company has outstanding options to purchase its common stock. The plan provides for the granting of either qualified incentive stock options or non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest over a five-year period.
The Company has reserved 1,000,000 shares of common stock for issuance under this plan.

1995 Director Non-Qualified Stock Option Plan
In connection with its 1995 Director Non-qualified Stock Option Plan for non-employee directors, the Company has outstanding options to purchase its common stock. The plan provides for the granting of non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months. The Company has reserved 100,000 shares of common stock for issuance under this plan.

Stock Option Summary
All options expire ten years from the date of grant and are exercisable at any time after vesting. Of the combined 1,100,000 shares available for issuance under the two plans, at December 31, 1999, 1998 and 1997, there were 647,000;
557,000; and 534,000; respectively, in un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                 1999                     1998                     1997
                                       -----------------------    ----------------------   ----------------------
                                                     Weighted                  Weighted                 Weighted
                                                     Average                   Average                   Average
                                         Option      Exercise       Option     Exercise      Option     Exercise
                                         Shares       Price         Shares      Price        Shares       Price
                                       ------------ -----------   ----------- -----------   ----------  ----------
   Outstanding at January 1                543,000      $0.758       566,000      $0.874      510,000     $ 2.653
   Granted *                                10,000       0.690       108,000       0.500      456,000       0.805
   Forfeited or expired                  (100,000)       0.656     (131,000)       1.047        -           -
   Exchanged *                              -           -             -           -         (400,000)       3.063
   Exercised                                -           -             -           -             -           -
                                       ------------ -----------   ----------- -----------   ----------  ----------
   Outstanding at December 31              453,000      $0.779       543,000      $0.758      566,000     $ 0.874
                                       ============ ===========   =========== ===========   ==========  ==========

   Exercisable at end of year              318,000      $0.813       255,000      $0.838      190,000     $ 0.908
                                       ============ ===========   =========== ===========   ==========  ==========
   Weighted-average fair value of
    options granted during year             $ 0.45                    $ 0.31                   $ 0.31
                                       ============               ===========               ==========




* In 1997, options originally granted in 1995 were canceled and reissued. This action was taken to provide incentive to and in order to retain the Company's key management personnel in light of the severe decline in the market price for the Company's common stock.

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 1999:

                                        Options Outstanding                        Options Exercisable
                               -------------------------------------    --------------------------------------

                                             Weighted     Weighted                       Weighted    Weighted
                                              Average     Average                        Average     Average
                                  Option     Exercise     Maturity           Option      Exercise    Maturity
   Exercise Price Range           Shares       Price      (Years)            Shares       Price      (Years)
   --------------------
                               ------------- ----------  -----------      ------------- ----------- -----------
       $0.75 or Less                 97,000    $ 0.578         8.21             32,000      $0.590        8.10


    More than $0.75 and
      Less Than $1.00               350,000      0.813         6.25            280,000       0.813        6.25

      More than $1.00                 6,000      2.021         6.42              6,000       2.021        6.42
                               ------------- ----------  -----------      ------------- ----------- -----------
                                    453,000    $ 0.779         6.67            318,000     $ 0.813        6.44
                               ============= ==========  ===========      ============= =========== ===========


Pro forma information  regarding net income (loss) and earnings (loss) per share is  required  by SFAS No.  123,  and has been  determined  as if the Company had accounted for its stock options under the fair value method.  The fair value for these options was estimated at the date of grant using the Black Scholes  option
pricing  model  with  the  following  weighted-average  assumptions:   risk-free
interest  rates of 5.88% in 1999;  5.00% in 1998;  and  6.64% in 1997;  dividend yields of 0% for all years;  volatility factors of .851 for 1999; .693 for 1998, and .550 for 1997; and an expected life of the valued options of 5 years for all years other than the  exchanged  options  reissued in 1997 which had an expected remaining life of 4 years.

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

                                                                1999              1998              1997
                                                            ------------    ------------       ------------
Pro forma net income (loss)                                   $  277,780      $ (310,098)        $  (76,117)

Pro forma net income (loss) per common share                  $     0.03      $    (0.02)        $   (0.01)

Pro forma net income (loss) per common share--Assuming
Dilution                                                      $     0.03      $    (0.02)        $   (0.01)


Warrants

In connection with the issuance of the Subordinated Debenture discussed in note 3 above, the Company issued warrants to acquire up to 100,000 shares of Common Stock at $.54 per share to certain unrelated individuals. The warrants may be exercised at anytime until expiration on November 21, 2002. The fair value for these warrants was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of .550; and an expected life of 3 years

Warrants to acquire up to 200,000 shares of common stock at approximately $0.44 per share were issued in conjunction with a consulting agreement to an unrelated individual in August 1998. The warrants may be exercised at anytime until expiration on August 3, 2003. The fair value for these warrants was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of .645; and an expected life of 3 years.



Notes Receivable Secured by Common Stock

During 1996, the Company purchased certain notes from NationsBank that are collateralized by the Company's common stock. These notes relate to shares issued under the Company's 1993 Non-Qualified Incentive Stock Option Plan. These notes, as renewed in 1997, are due from certain individuals including officers and other members of management, require monthly payments, and mature on December 31, 2000.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable-trade and accounts payable
The carrying amount approximates fair value because of the short maturity of those instruments.

Notes payable and long-term debt
The interest rates on the Company's notes payable and long-term debt fluctuate with changes in the prime rate and are the rates currently available to the Company; therefore, the carrying amount of those instruments approximates their fair value.


11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           First           Second             Third           Fourth
            1999                         Quarter          Quarter           Quarter          Quarter
-----------------------------  ----------------------------------------------------------------------

Net sales                            $ 5,513,000      $ 6,539,950        $7,625,169       $7,486,280
Gross profit                           2,358,889        2,813,768         3,445,060        3,638,914
Net income (loss)                       (92,191)            6,708           272,565          247,974
Net income (loss) per
common share:
           Basic                          (0.01)                -              0.03             0.02
          Diluted                         (0.01)                -              0.03             0.02
Weighted average number
of common shares
outstanding:
           Basic                       9,853,161        9,853,161         9,853,161        9,853,161
          Diluted                      9,853,161        9,859,988         9,889,734        9,934,809

                                           First           Second             Third           Fourth
            1998                         Quarter          Quarter           Quarter          Quarter
-----------------------------  ----------------------------------------------------------------------
Net sales                            $ 5,710,832      $ 5,471,463       $ 5,628,895      $ 5,352,804
Gross profit                           2,414,694        2,426,840         2,482,248        2,411,888
Net income (loss)                       (88,528)                              5,914           76,967
                                                         (33,544)
Net income (loss) per common share:
           Basic                          (0.01)                -                 -             0.01
          Diluted                         (0.01)                -                 -             0.01
Weighted average number
of common shares
outstanding:
           Basic                       9,799,404        9,802,259         9,805,385        9,808,501
          Diluted                      9,799,404        9,802,259         9,805,385        9,808,501






                            THE LEATHER FACTORY, INC.
                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 and 1997


                                                                      1999             1998             1997
                                                                      ----             ----             ----

           Balance at beginning of year                               $ 52,000       $ 28,000       $ 54,000
             Additions (reductions) charged to income                  157,000          3,000         (4,000)
             Balances written off, net of recoveries                  (32,000)         21,000        (22,000)
                                                                   -------------------------------------------
           Balance at end of year                                     $ 177,000      $ 52,000       $ 28,000
                                                                   ===========================================



                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
The Leather Factory, Inc.

We have audited the accompanying consolidated balance sheets of The Leather Factory, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Leather Factory, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Hein + Associates LLP


Dallas, Texas
February 8, 2000

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
The Leather Factory, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of The Leather Factory, Inc. for the year ended December 31, 1997. Our audit also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Leather Factory, Inc. for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP


Fort Worth, Texas
March 4, 1998

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" and "Executive Officers of the Company" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

         Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)   1. Financial statements and financial statement schedules
               ---------------------------------------------------------

         The financial statements and schedule listed in the accompanying index to consolidated financial statements at Item 8 are filed as part of this Report.

               2. Exhibits
               -----------

         The  exhibits  listed  on  the   accompanying   Exhibit  Index,   which
immediately precedes such exhibits, are filed or incorporated by reference as part of this Report and such Exhibit Index.

         (b)  Reports on Form 8-K

         On December 16, 1999, the Company filed a report on Form 8-K (Items 5 and 7(c)) describing the Credit and Security Agreement with WFBC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE LEATHER FACTORY, INC.
                                              (Registrant)

Date:   March 15, 2000                        By:  /s/ Wray Thompson
        --------------                         ---------------------------------
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

         Signature                      Title                   Date
         ---------                      -----                   ----

/s/ Wray Thompson                  Chairman of the Board       March 15, 2000
-----------------------------
Wray Thompson


/s/ Ronald C. Morgan                Director                    March 15, 2000
-----------------------------
Ronald C. Morgan


/s/ Robin L. Morgan                 Director                    March 15, 2000
-----------------------------
Robin L. Morgan


/s/ William M. Warren               Director                    March 15, 2000
-----------------------------
William M. Warren


/s/ H.W. Markwardt                  Director                    March 15, 2000
-----------------------------
H. W. Markwardt


/s/ Joseph R. Mannes                Director                    March 15, 2000
-----------------------------
Joseph R. Mannes


/s/ Anthony C. Morton               Director                    March 15, 2000
-----------------------------
Anthony C. Morton


/s/ John Tittle, Jr.                Director                    March 15, 2000
-----------------------------
John Tittle, Jr.

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

         4.14 Credit and Security Agreement dated November 22, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman &
                  Company, Inc., and Hi-Line Leather & Manufacturing and Wells Fargo Business Credit, Inc., filed as Exhibit 4.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

         4.15 Revolving Note (Revolving Credit Loan) dated November 22, 1999, in the principal amount of $8,500,000, payable to the order of Wells Fargo Business Credit, Inc., which matures November 30, 2002, filed as Exhibit 4.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                            EXHIBIT INDEX (CONTINUED)
     Exhibit
      Number                  Description
      ------                  -----------

         4.16 Term Note dated November 22, 1999, in the principal amount of $150,000, payable to the order of Wells Fargo Business Credit, Inc., which matures May 1, 2000, filed as Exhibit 4.3 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

         4.17 Copyright Security Agreement dated November 22, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman &
                  Company, Inc., and Hi-Line Leather & Manufacturing and Wells Fargo Business Credit, Inc., filed as Exhibit 4.4 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

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

         *23.1    Consent of Hein + Associates LLP dated March 27, 2000.

         *23.2    Consent of Ernst & Young LLP dated March 27, 2000.

         *27.1    Financial Data Schedule
   ------------
  *Filed herewith.

                                  EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-81214) pertaining to the Employee Stock Ownership Plan and Trust of The Leather Factory, Inc. and the Registration Statement (Form S-8 No. 333-07147) pertaining to the 1995 Stock Option Plan of The Leather Factory, Inc. of our report dated February 8, 2000, with respect to the consolidated financial statements and schedule of The Leather Factory, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1999.



 HEIN + ASSOCIATES LLP


 Dallas, Texas
 March 27, 2000

                                  EXHIBIT 23.2

                    CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-81214) pertaining to the Employee Stock Ownership Plan and Trust of The Leather Factory, Inc. and the Registration Statement (Form S-8 No. 333-07147) pertaining to the 1995 Stock Option Plan of The Leather Factory, Inc. of our report dated March 4, 1998, with respect to the 1997 consolidated financial statements and schedule of The Leather Factory, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1999.



ERNST & YOUNG LLP


Fort Worth, Texas
March 27, 2000

                                  EXHIBIT 27.1