Form 10-Q
period 2000-03-31
LEATHER FACTORY INC
filed 2000-05-15
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

or

[  ]   Transition report pursuant to section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from           to
                               ---------     ---------

Commission File Number 1-12368


                            THE LEATHER FACTORY, INC.
             (Exact name of registrant as specified in its chart er)

         Delaware                                         75-2543540
(State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)                  Number)


                            3847 East Loop 820 South
                             Fort Worth, Texas 76119
               (Address of principal executive offices) (Zip Code)


                                 (817) 496-4414
               Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Shares outstanding as of May 15, 2000
-----------------------------------------  -------------------------------------
Common Stock, par value $.0024 per share            9,873,161

Forward-Looking Statements
--------------------------

The disclosures in this report contain forward-looking statements and projections of management. There are certain important factors which could cause results to differ materially than those anticipated by some of the forward-looking statements. These factors are detailed from time to time in TLF's reports filed with the Securities and Exchange Commission. See the Company's 1999 Annual Report on Form 10-K for the most recent discussion of these factors.

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     March 31, 2000 and December 31, 1999 ................................     4

    Consolidated Statements of Income
     Three months ended March 31, 2000 and 1999...........................     5

    Consolidated Statements of Cash Flows
     Three months ended March 31, 2000 and 1999 ...........................    6

    Consolidated Statements of Stockholders' Equity
     Three months ended March 31, 2000 and 1999 ...........................    7

    Notes to Consolidated Financial Statements ...........................     8

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  9-11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....    11

PART II.  OTHER INFORMATION

  Item   6.  Exhibits and Reports on Form 8-K ..............................  11


SIGNATURES ...............................................................    12


EXHIBIT ..................................................................    13
INDEX




                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,           December 31,
                                                                                        2000                  1999
                                                                                 -------------------- ---------------------
                                                                                         (UNAUDITED)

                                    ASSETS

CURRENT ASSETS:
     Cash                                                                                 $  165,311          $    134,465
     Cash restricted for payment on revolving credit facility                                227,243               317,904
     Accounts receivable-trade, net of allowance for doubtful accounts
         of $150,000 and $177,000 in 2000 and 1999, respectively                           2,139,263             2,292,645
     Inventory                                                                             8,211,813             8,807,963
     Deferred income taxes                                                                   142,477               160,165
     Other current assets                                                                    758,489               533,841
                                                                                 -------------------- ---------------------
                             Total current assets                                         11,644,596            12,246,983
                                                                                 -------------------- ---------------------
 PROPERTY AND EQUIPMENT, at cost                                                           3,174,554             3,143,594

  Less-accumulated depreciation and amortization                                          (2,245,712)           (2,160,336)
                                                                                 -------------------- ---------------------
                             Property and equipment, net                                     928,842               983,258

GOODWILL, net of accumulated amortization of $1,212,000
     and $1,160,000 in 2000 and 1999, respectively                                         4,714,651             4,767,885
OTHER INTANGIBLES, net of accumulated amortization of
     $63,000 and $45,000, in 2000 and 1999, respectively                                     173,183               191,048
OTHER assets                                                                                  31,175                31,601
                                                                                 -------------------- ---------------------
                                                                                        $ 17,492,447         $  18,220,775
                                                                                 ==================== =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                    $ 1,342,284         $   1,805,918
     Accrued expenses and other liabilities                                                  710,180               978,969

     Income taxes payable                                                                    286,953               474,262
     Notes payable and current maturities of  long-term debt                               5,887,331             6,061,735
                                                                                 -------------------- ---------------------
                               Total current liabilities                                   8,226,748             9,320,884
                                                                                 -------------------- ---------------------
DEFERRED INCOME TAXES                                                                       89,102                97,780

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                                 99,186               121,686

COMMITMENTS AND CONTINGENCIES                                                             -                    -

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                                    -                    -
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 9,873,161 and 9,853,161 shares issued
         and outstanding at 2000 and 1999, respectively                                       23,696                23,648
     Paid-in capital                                                                       3,911,692             3,901,740
     Retained earnings                                                                     5,314,376             4,930,434
     Less: Notes receivable - secured by common stock                                       (150,228)             (153,416)
     Accumulated other comprehensive loss                                                    (22,125)              (21,981)
                                                                                 -------------------- ---------------------
                             Total stockholders' equity                                    9,077,411             8,680,425
                                                                                 -------------------- ---------------------
                                                                                        $ 17,492,447         $  18,220,775
                                                                                 ==================== =====================



   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                      2000                  1999
                                                               -------------------    ------------------

NET SALES                                                             $ 7,405,557           $ 5,513,000

COST OF SALES                                                           3,834,966             3,154,110
                                                               -------------------    ------------------

                           Gross profit                                 3,570,591             2,358,890

OPERATING EXPENSES                                                      2,778,389             2,238,516
                                                               -------------------    ------------------

INCOME FROM OPERATIONS                                                    792,202               120,374

OTHER EXPENSE:
    Interest expense                                                      169,195               229,867
    Other, net                                                              5,342                   683
                                                               -------------------    ------------------
                           Total other expense                            174,537               230,550
                                                               -------------------    ------------------

INCOME (LOSS)  BEFORE INCOME TAXES                                        617,665             (110,176)

PROVISION (BENEFIT) FOR INCOME TAXES                                      233,723              (17,985)
                                                               -------------------    ------------------

NET INCOME (LOSS)                                                      $  383,942          $   (92,191)
                                                               ===================    ==================





NET INCOME (LOSS) PER COMMON SHARE                                      $    0.04           $    (0.01)
                                                               ===================    ==================

NET INCOME (LOSS) PER COMMON SHARE--Assuming Dilution                   $    0.04           $    (0.01)
                                                               ===================    ==================















   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                            2000         1999
                                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $ 383,942    $ (92,191)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                           156,477      132,673
     Deferred financing costs                                                  -         62,942
     Deferred income taxes                                                   9,010       (6,716)
     Other                                                                    (144)      (2,383)
     Net changes in assets and liabilities:

       Accounts receivable-trade, net                                      153,382       42,317
       Inventory                                                           596,150      (64,579)
       Income taxes                                                       (187,309)      97,563
       Other current assets                                               (224,649)    (368,097)
       Accounts payable                                                   (463,634)     332,107
       Accrued expenses and other liabilities                             (268,789)     (32,373)
                                                                         ---------    ---------
     Total adjustments                                                    (229,506)     193,454
                                                                         ---------    ---------

      Net cash provided by operating activities                            154,436      101,263
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (30,961)    (240,099)
  Other intangible costs                                                       426       (8,174)
                                                                         ---------    ---------

      Net cash used in investing activities                                (30,535)    (248,273)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in revolving credit loans                                   (84,692)    (118,574)
  Proceeds from notes payable and long-term debt                               -         217,493
  Payments on notes payable and long-term debt                            (112,212)    (110,639)
  Decrease in cash restricted for payment on revolving credit facility      90,661       81,319
  Payments received on notes secured by common stock                         3,188       12,898
  Proceeds from issuance of common stock                                   10,000             -
                                                                         ---------    ---------

      Net cash provided by (used in)  financing activities                 (93,055)      82,497
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                                             30,846      (64,513)

CASH, beginning of period                                                  134,465      510,399
                                                                         ---------    ---------

CASH, end of period                                                      $ 165,311    $ 445,886
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $ 157,391    $ 169,554
  Income taxes paid during the period, net of (refunds)                    409,631      (91,243)




   The accompanying notes are an integral part of these financial statements.



                                             THE LEATHER FACTORY, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    (UNAUDITED)

                                    THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                    Common Stock                                      Notes      Accumulated              Compre-
                               ------------------------                            receivable       Other                  hensive
                                  Number        Par      Paid-in      Retained    - secured by   Cumulative               Income
                                of shares      value     capital      earnings    common stock      Loss         Total    (Loss)
                               ------------   --------  -----------  -----------  ------------   ---------- ------------  ----------

 BALANCE, December 31, 1998      9,853,161    $23,648   $ 3,901,740  $ 4,495,378  $ (224,750)    $ (25,738)    8,170,278

   Payments on notes receivable -
        secured by common                           -                          -      12,899             -        12,899

   Net Loss                              -          -             -      (92,191)          -             -       (92,191)   (92,191)

   Translation adjustment                -          -             -            -           -        (2,383)       (2,383)    (2,383)
                               ------------  --------   -----------  -----------  ----------    ----------  -----------
 BALANCE, March 31, 1999         9,853,161   $ 23,648   $ 3,901,740  $ 4,403,187  $ (211,851)    $ (28,121)  $ 8,088,603
                               =========================================================================================
                                                                                                                          ----------
   Comprehensive loss for the three months ended March 31, 1999                                                            $(94,574)
                                                                                                                          ==========
 BALANCE, December 31, 1999      9,853,161   $ 23,648   $ 3,901,740  $ 4,930,434  $ (153,416)    $ (21,981)    8,680,425

   Payments on notes receivable -
        secured by common                -          -             -            -       3,188             -         3,188

   Shares issued - employee
        Stock options
         exercised                  20,000         48         9,952            -           -             -        10,000

   Net Income                            -          -             -      383,942           -             -       383,942    383,942

   Translation adjustment                -          -             -            -           -          (144)         (144)      (144)

                               -----------   --------   -----------  -----------  ----------    ----------  -----------
 BALANCE, March 31, 2000         9,873,161   $ 23,696   $ 3,911,692  $ 5,314,376  $ (150,228)    $ (22,125)  $ 9,077,411
                               =========================================================================================
                                                                                                                          ----------
   Comprehensive income for the three months ended March 31, 2000                                                          $383,798
                                                                                                                          ==========














   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements  contain  all  adjustments   (consisting  of  only  normal  recurring
adjustments)  necessary to present fairly its financial position as of March 31,
2000 and December 31, 1999, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the  three-month  period are not  necessarily  indicative  of the  results to be expected for the full fiscal year. The consolidated  financial statements should be read in conjunction with the financial  statements and disclosures  contained in the Company's 1999 Annual Report on Form 10-K ("Annual Report").

2.  INVENTORY

The components of inventory consist of the following:

                                                                               As of

                                                          ------------------------------------------------

                                                                March 31,                December 31,
                                                                   2000                        1999
                                                          -----------------------    ---------------------
                   Finished goods held for sale                      $ 7,142,818              $ 7,629,995
                   Raw materials and work in process                   1,068,995                1,177,968
                                                          -----------------------    ---------------------
                                                                     $ 8,211,813              $ 8,807,963
                                                          =======================    =====================



3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Three Months Ended March 31,

                                                                                  2000              1999
                                                                         -----------------   ----------------
              Numerator:
                  Net income (loss)                                           $   383,942        $  (92,191)
                  Numerator for basic and diluted earnings per share              383,942           (92,191)

              Denominator:
                  Denominator for basic earnings per share -
                  Weighted-average shares                                       9,859,754          9,853,161

              Effect of dilutive securities:
                  Stock options                                                   101,236           -
                  Warrants                                                        160,216           -
                                                                          ----------------   ----------------
              Dilutive potential common shares                                    261,452           -
                                                                          ----------------   ----------------

                  Denominator for diluted earnings per shares -
                    weighted-average shares                                    10,121,206          9,853,161
                                                                          ================   ================

                  Basic earnings per share                                      $    0.04         $   (0.01)
                                                                          ================   ================
                  Diluted earnings per share                                    $    0.04         $   (0.01)
                                                                          ================   ================



Unexercised  stock options owned by certain  employees and directors to purchase
443,000 shares of common stock as of March 31, 1999 were not included in the computations of diluted EPS because the options' exercise prices were greater than or equal to the average market price of the common stock during the period.

Warrants (see note 9 to consolidated financial statements in the Annual Report) to acquire 300,000 shares of common stock were not included in the computations of diluted EPS during the quarter ended March 31, 1999 because the exercise price was greater than the average market price of the common stock.

The 13% convertible debt (see note 3 to consolidated financial statements in the Annual Report) was not included in the computation of diluted earnings per share at March 31, 1999 because the interest cost (net of tax) per assumed converted share was more than basic earnings per share and, therefore, the effect would be antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

General

The Leather Factory, Inc. (the "Company") is the premier distributor of leather and leathercraft products to over 40,000 customers ranging from the individual hobbyist to large retail chains. Customer groups served include: wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. Our products are distributed primarily through 26 sales/distribution units in the United States and Canada or through our subsidiary, Roberts, Cushman & Company, Inc. ("Cushman") in New York. Cushman manufactures and distributes a related product line of hat trims in braids, leather, and woven fabrics. We also carry a line of small finished leather goods, including cigar cases, wallets and western accessories.

Results of Operations

Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the increase (decrease) in dollars and percent from 1999 to 2000:


                                                  % of Net Sales
                                              Quarterly period ended
                                                    March 31,                        Change in $ and %
                                           ----------------------------------     ------------------------------------
                                                2000               1999              $ Change            % Change
                                           ----------------    --------------     ----------------    ----------------

Net sales                                       100.0%             100.0%              $1,892,557           34.33%
Cost of sales                                   51.8               57.2                   680,856          21.59
                                           ----------------    --------------     ----------------
Gross Profit                                    48.2               42.8                 1,211,701          51.37
Operating expenses                              37.5               40.6                   539,873          24.12
                                           ----------------    --------------     ----------------
Income from operations                          10.7                2.2                   671,828         558.12
Interest expense and other                       2.4                4.2                  (56,013)          (24.30)
                                           ----------------    --------------     ----------------
Income (loss) before income taxes                8.3               (2.0)                  727,841         660.62
Income tax provision (benefit)                   3.2               (0.3)                  251,708           N/A
                                           ----------------    --------------     ----------------
Net income (loss)                                5.1%              (1.7)%               $476,133            N/A
                                           ================    ==============     ================


Revenues

The Company produced another quarter of strong sales, totaling $7.4 million for the first quarter of 2000 compared to $5.5 million for the first quarter of 1999. Four new sales units opened since April 1999 contributed sales of $370,000 in the first quarter of 2000. In addition, our Authorized Sales Center ("ASC") program generated $426,000 in current quarter sales. This program began in April 1999. Sales to our craft customers increased 58% over last year at this time, primarily due the increase in orders from several large craft customers. Our sales to the retail customer increased 66% compared to last year's first quarter totals as we continue to earn the business of former Tandycrafts customers.

The only area of sales that decreased in the current quarter over the same quarter of 1999 was in our shoe care/repair market. Over the last several years, we have intentionally eliminated significant portions of this product line because of its history of lower-than-expected margins. The sales decrease to this market for the first quarter of 2000 was more than offset by steady increases in sales to other wholesale customer markets, such as saddle/tack and small manufacturers. Export sales and institutional sales (prisons, prisoners, schools, hospitals) remained constant compared to last year at this time.

Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 51.8% for the first quarter of 2000 as compared to 57.2% for the same quarter in 1999. This translates into gross profit margins of 48.2% and 42.8% for the quarters ended March 31, 2000 and 1999, respectively. This improvement is primarily the result of the change in our sales mix. In prior years, our retail to wholesale mix has been 10%/90%. We saw that relationship shift in 1999 to a 15%/85% mix. For the first quarter of 2000, our retail sales increased to 20% of our total sales. As retail sales historically produce the highest profit margins, the growth of retail business has positively impacted our cost of sales and gross profit percentages.

Operating expenses were $540,000 higher in the first quarter of 2000 than in the first quarter of 1999. As a percentage of sales however, they dropped 3% from last year's totals. The main cause for the dollar increase is in our payroll costs (wages and employee insurance programs). The number of employees has increased 30% over this time last year as a result of the increase in sales. Management monitors operating expenses closely and believes that we have improved operating efficiency as we continue to reduce the ratio of operating expenses to revenues.

Other (Income) Expense

Other expenses were down 24.3% from 1999. This reduction is primarily in interest expense due to the decrease in average outstanding debt balances and lower average interest rates in 2000 as compared to 1999.

Net Income

The Company reported net income of $384,000 during the first quarter of 2000 compared to a net loss of $92,000 for the same period a year ago. The significant improvement was principally due to the higher gross profit margins earned on the increased retail sales.

Capital Resources, Liquidity and Financial Condition

The primary sources of liquidity and capital resources during the first quarter of 2000 were funds provided by operating activities in the amount of $154,000. The largest portion of the operating cash flow was used to pay down accounts payable, other liabilities, and debt balances.

The Company's investment in accounts receivable was $2.1 million at March 31, 2000, down $153,000 from $2.3 million at year-end 1999. This is a result of a slight reduction (1.0%) in first quarter sales from sales in the fourth quarter of 1999 as well as improved collection efforts. Inventory decreased $596,000 to $8.2 million at March 31, 2000 from $8.8 million at year-end 1999. Inventory turnover decreased to an annualized rate of 1.80 times during the first quarter of 2000, which is slightly lower than the turnover of 1.89 times for all of 1999. Management is closely monitoring the inventory levels as we attempt to find the proper balance between inventory on hand and the increasing sales.

Accounts payable decreased 25.7% to $1.3 million at the end of the first quarter, due primarily to the operating cash flow generated from the decrease in inventory levels for the quarter.

As previously disclosed, on November 22, 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("WFBC"), pursuant to which WFBC agreed to provide a credit facility of up to $8,650,000 in debt (the "Credit Facility"). The Credit Facility has a three-year term and is made up of a revolving credit facility and a $150,000 term note.

The revolving credit facility with WFBC is based upon the level of the Company's accounts receivable and inventory. At March 31, 2000 and December 31, 1999, the available and unused portion of the credit facility was approximately $1,089,000 and $508,000, respectively.

The terms of the Credit Facility contains various covenants which among other things require the Company to maintain a certain level of income and book net worth, limit capital expenditures, and require the maintenance of certain debt service coverage ratios. Other covenants prohibit the company from incurring indebtedness except as permitted by the terms of the Credit Facility, from declaring or paying cash dividends upon any of its stock and from entering into any new business or making material changes in any of the Company's business objectives, purposes or operations.

The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of any potential new sales/distribution units. In 2000, the funding for the opening of any new units is expected to be provided by operating leases, cash flows from operating activities, and the Credit Facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

(b) Reports on Form 8-K - None.
    -------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE LEATHER FACTORY, INC.
                                      (Registrant)


Date:  May  15, 2000                  By:    /s/ Wray Thompson
                                          ---------------------------
                                                 Wray Thompson
                                             Chairman of the Board, President,
                                             Chief Executive Officer, and Chief
                                                  Accounting Officer

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

     Exhibit

      Number        Description

      *27.1         Financial Data Schedule

-------------------
*Filed herewith.