Form 10-Q
period 2000-06-30
LEATHER FACTORY INC
filed 2000-08-14
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    -----------------

Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                            75-2543540
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

                                    Yes X  No
                                       ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Shares outstanding as of August 14, 2000
------------------------------          ----------------------------------------
Common Stock, par value $.0024                         9,873,161
per share

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

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                TABLE OF CONTENTS
                                -----------------
                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     June 30, 2000 and December 31, 1999 .................................  4

    Consolidated Statements of Income
     Three and six months ended June 30, 2000 and 1999....................  5

    Consolidated Statements of Cash Flows
     Six months ended June 30, 2000 and 1999..............................  6

    Consolidated Statements of Stockholders' Equity
     Six months ended June 30, 2000 and 1999..............................  7

    Notes to Consolidated Financial Statements............................  8

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 11

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders............ 11

  Item 6.  Exhibits and Reports on Form 8-K............................... 12


SIGNATURES................................................................ 13


EXHIBIT INDEX............................................................. 14



                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,      December 31,
                                                                           2000            1999
                                                                      ------------    ------------
                                                                       (UNAUDITED)
                                    ASSETS

CURRENT ASSETS:
  Cash                                                                $    320,232    $    134,465
  Cash restricted for payment on revolving credit facility                 273,764         317,904
  Accounts receivable-trade, net of allowance for doubtful accounts
      of $71,000 and $177,000 in 2000 and 1999, respectively             2,363,899       2,292,645
  Inventory                                                              8,480,597       8,807,963
  Deferred income taxes                                                    114,185         160,165
  Other current assets                                                     615,658         533,841
                                                                      ------------    ------------
                          Total current assets                          12,168,335      12,246,983
                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                          3,210,600       3,143,594
 Less-accumulated depreciation and amortization                         (2,333,920)     (2,160,336)
                                                                      ------------    ------------
                          Property and equipment, net                      876,680         983,258


GOODWILL, net of accumulated amortization of $1,262,000
  and $1,160,000 in 2000 and 1999, respectively                          4,660,999       4,767,885
OTHER INTANGIBLES, net of accumulated amortization of
  $74,000 and $45,000, in 2000 and 1999, respectively                      161,951         191,048
OTHER assets                                                                31,144          31,601
                                                                      ------------    ------------
                                                                      $ 17,899,109    $ 18,220,775
                                                                      ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $  1,949,989    $  1,805,918
  Accrued expenses and other liabilities                                   924,018         978,969
  Income taxes payable                                                     130,740         474,262
  Notes payable and current maturities of  long-term debt                5,166,668       6,061,735
                                                                      ------------    ------------
                          Total current liabilities                      8,171,415       9,320,884
                                                                      ------------    ------------

DEFERRED INCOME TAXES                                                       83,037          97,780

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                 73,813         121,686

COMMITMENTS AND CONTINGENCIES                                                 --              --

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value; 20,000,000
      shares authorized, none issued or outstanding                           --              --
  Common stock, $0.0024 par value; 25,000,000 shares
      authorized, 9,873,161 and 9,853,161 shares issued
      and outstanding at 2000 and 1999, respectively                        23,696          23,648
  Paid-in capital                                                        3,911,692       3,901,740
  Retained earnings                                                      5,807,770       4,930,434
  Less: Notes receivable - secured by common stock                        (147,540)       (153,416)
  Accumulated other comprehensive loss                                     (24,774)        (21,981)
                                                                      ------------    ------------
                          Total stockholders' equity                     9,570,844       8,680,425
                                                                      ------------    ------------
                                                                      $ 17,899,109    $ 18,220,775
                                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                THREE and SIX MONTHS ENDED JUNE 30, 2000 and 1999


                                                                 THREE MONTHS                    SIX MONTHS
                                                             2000           1999            2000           1999
                                                        ------------   ------------    ------------   ------------
NET SALES                                               $  7,602,405   $  6,539,950    $ 15,007,962   $ 12,052,950

COST OF SALES                                              3,801,372      3,726,181       7,636,338      6,880,292
                                                        ------------   ------------    ------------   ------------

                 Gross profit                              3,801,033      2,813,769       7,371,624      5,172,658

OPERATING EXPENSES                                         2,818,907      2,584,039       5,597,296      4,822,555
                                                        ------------   ------------    ------------   ------------

INCOME FROM OPERATIONS                                       982,126        229,730       1,774,328        350,103

OTHER EXPENSE:
         Interest expense                                    144,905        168,027         314,100        397,894
         Other, net                                           10,864        (15,063)         16,206        (14,381)
                                                        ------------   ------------    ------------   ------------
                 Total other expense                         155,769        152,964         330,306        383,513
                                                        ------------   ------------    ------------   ------------

INCOME (LOSS)  BEFORE INCOME TAXES                           826,357         76,766       1,444,022        (33,410)

PROVISION FOR INCOME TAXES                                   332,963         70,058         566,686         52,073
                                                        ------------   ------------    ------------   ------------

NET INCOME (LOSS)                                       $    493,394   $      6,708    $    877,336   $    (85,483)
                                                        ============   ============    ============   ============




NET INCOME (LOSS) PER COMMON SHARE - Basic              $       0.05   $       --      $       0.09   $      (0.01)
                                                        ============   ============    ============   ============


NET INCOME (LOSS) PER COMMON SHARE--Assuming Dilution   $       0.05   $       --      $       0.09   $      (0.01)
                                                        ============   ============    ============   ============






   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 and 1999




                                                                             2000           1999
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $   877,336    $   (85,483)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Depreciation & amortization                                             300,974        271,815
     Deferred financing costs                                                  8,594        125,882
     Deferred income taxes                                                    31,237        (16,034)
     Other                                                                    (2,793)          (142)
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                        (71,253)      (232,714)
       Inventory                                                             327,365       (366,899)
       Income taxes                                                         (343,522)       137,660
       Other current assets                                                  (81,817)      (293,032)
       Accounts payable                                                      144,071        541,341
       Accrued expenses and other liabilities                                (54,951)        78,381
                                                                         -----------    -----------
     Total adjustments                                                       257,905        246,258
                                                                         -----------    -----------

       Net cash provided by operating activities                           1,135,241        160,775
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (67,006)      (393,251)
  Other intangible costs                                                         457         (8,174)
                                                                         -----------    -----------

       Net cash used in investing activities                                 (66,549)      (401,425)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                         (747,872)       228,628
  Proceeds from notes payable and long-term debt                                --          217,494
  Payments on notes payable and long-term debt                              (195,068)      (226,268)
  Decrease in cash restricted for payment on revolving credit facility        44,139       (187,793)
  Payments received on notes secured by common stock                           5,876         20,565
  Proceeds from issuance of common stock                                      10,000           --
                                                                         -----------    -----------

       Net cash (used in) provided by financing activities                  (882,925)        52,626
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                              185,767       (188,024)

CASH, beginning of period                                                    134,465        510,399
                                                                         -----------    -----------

CASH, end of period                                                      $   320,232    $   322,375
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $   311,348    $   335,139
  Income taxes paid during the period, net of (refunds)                      878,623        (69,076)



   The accompanying notes are an integral part of these financial statements.




                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 and 1999






                                  Common Stock                                    Notes     Accumulated
                              --------------------                             receivable      Other
                                Number       Par      Paid-in      Retained   - secured by   Cumulative               Comprehensive
                               Of shares    value     capital      earnings   common stock      Loss        Total     Income (Loss)
                              -----------  -------  -----------  -----------  ------------  -----------  -----------  -------------
BALANCE, December 31, 1998      9,853,161  $23,648  $ 3,901,740  $ 4,495,378  $   (224,750) $   (25,738)   8,170,278

 Payments on notes receivable
  - secured by common stock             -        -            -            -        20,565            -       20,565

 Net Loss                               -        -            -      (85,483)            -            -      (85,483)       (85,483)

 Translation adjustment                 -        -            -            -             -         (142)        (142)          (142)
                              -----------  -------  -----------  -----------  ------------  -----------  -----------

BALANCE, June 30, 1999          9,853,161  $23,648  $ 3,901,740  $ 4,409,895  $   (204,185) $   (25,880) $ 8,105,218
                              ===========  =======  ===========  ===========  ============  ===========  ===========

                                                                                                                      -------------
 Comprehensive loss for the six months ended June 30, 1999                                                            $     (85,625)
                                                                                                                      =============

BALANCE, December 31, 1999      9,853,161  $23,648  $ 3,901,740  $ 4,930,434  $   (153,416) $   (21,981)   8,680,425

 Payments on notes receivable
  - secured by common stock             -        -            -            -         5,876            -        5,876

 Shares issued - employee
    Stock options exercised        20,000       48        9,952            -             -            -       10,000

 Net Income                             -        -            -      877,336             -            -      877,336        877,336

 Translation adjustment                 -        -            -            -             -       (2,793)      (2,793)        (2,793)
                              -----------  -------  -----------  -----------  ------------  -----------  -----------

BALANCE, June 30, 2000          9,873,161  $23,696  $ 3,911,692  $ 5,807,770  $   (147,540) $   (24,774) $ 9,570,844
                              ===========  =======  ===========  ===========  ============  ===========  ===========


                                                                                                                      -------------
 Comprehensive income for the six months ended June 30, 2000                                                          $     874,543
                                                                                                                      =============




   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements  contain  all  adjustments   (consisting  of  only  normal  recurring
adjustments)  necessary to present fairly its financial  position as of June 30,
2000 and December 31, 1999, and the results of operations and cash flows for the three  and six month  periods  ended  June 30,  2000 and 1999.  The  results  of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated  financial statements  should be read in  conjunction  with the  financial  statements  and disclosures  contained in the Company's 1999 Annual Report on Form 10-K ("Annual
Report").

2.  INVENTORY

The components of inventory consist of the following:

                                                        As of
                                              ---------------------------
                                                June 30,     December 31,
                                                  2000           1999
                                              -----------    -----------
       Finished goods held for sale           $ 7,389,640    $ 7,629,995
       Raw materials and work in process        1,090,957      1,177,968
                                              -----------    -----------
                                              $ 8,480,597    $ 8,807,963
                                              ===========    ===========


3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                            ------------------------------  ----------------------------
                                                                 2000             1999             2000            1999
                                                            --------------  --------------  --------------  ------------
Numerator:
     Net  income (loss)                                     $      493,394  $        6,708  $      877,336  $    (85,483)
                                                            --------------  --------------  --------------  ------------
     Numerator for basic and diluted earnings per share            493,394           6,708         877,366      (85,483)

Denominator:
     Weighted-average shares outstanding-basic                   9,873,161       9,853,161       9,866,458     9,853,161

Effect of dilutive securities:
     Stock options                                                 138,192          27,179         123,114        13,590
     Warrants                                                      176,074               -         168,145             -
                                                            --------------  --------------  --------------  ------------
Dilutive potential common shares                                   314,266          27,179         291,259        13,590

     Denominator for diluted earnings per share-
     weighted-average shares                                    10,187,427       9,880,340      10,157,717     9,866,751
                                                            ==============  ==============  ==============  ============

     Basic earnings per share                               $         0.05  $            -  $         0.09  $      (0.01)
                                                            ==============  ==============  ==============  ============

     Diluted earnings per share                             $         0.05  $            -  $         0.09  $      (0.01)
                                                            ==============  ==============  ==============  ============


Unexercised stock options owned by certain employees and directors to purchase 6,000 and 385,000 shares of common stock as of June 30, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share ("EPS") because the options' exercise prices were greater than or equal to the average market price of the common stock during the respective periods.



Warrants (see note 9 to consolidated financial statements in the Annual Report) to acquire 100,000 shares of common stock were not included in the computations of diluted EPS during the quarter ended June 30, 1999 because the exercise price was greater than the average market price of the common stock.

The 13% convertible debt (see note 3 to consolidated financial statements in the Annual Report) was not included in the computation of diluted earnings per share at June 30, 1999 because the interest cost (net of tax) per assumed converted share was more than basic earnings per share and, therefore, the effect would be antidilutive.

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

Results of Operations
---------------------

Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the increase (decrease) in dollars and percent from 1999 to 2000:

                                                    % of Net Sales
                                                  Three months ended
                                                        June 30,                           Change in $ and %
                                           ----------------------------------     ------------------------------------
                                                2000               1999              $ Change            % Change
                                           ----------------    --------------     ----------------    ----------------
Net sales                                       100.0%             100.0%              $1,062,455           16.25%
Cost of sales                                   50.0               57.0                    75,191            2.02
                                           ----------------    --------------     ----------------
Gross Profit                                    50.0               43.0                   987,264           35.09
Operating expenses                              37.1               39.5                   234,868            9.09
                                           ----------------    --------------     ----------------
Income from operations                          12.9                3.5                   752,396          327.51
Interest expense and other                       2.0                2.3                     2,805            1.83
                                           ----------------    --------------     ----------------
Income (loss) before income taxes               10.9                1.2                   749,591          976.46
Income tax provision (benefit)                   4.4                1.1                   262,905            N/A
                                           ----------------    --------------     ----------------
Net income (loss)                                6.5%               0.1%                 $486,686            N/A
                                           ================    ==============     ================



                                                    % of Net Sales
                                                   Six months ended
                                                        June 30,                           Change in $ and %
                                           ----------------------------------     ------------------------------------
                                                2000               1999              $ Change            % Change
                                           ----------------    --------------     ----------------    ----------------
Net sales                                      100.0%             100.0%               $2,955,012           24.52%
Cost of sales                                   50.9               57.1                   756,046           10.99
                                           ----------------    --------------     ----------------
Gross Profit                                    49.1               42.9                 2,198,966           42.51
Operating expenses                              37.3               40.1                   774,741           16.06
                                           ----------------    --------------     ----------------
Income from operations                          11.8                2.8                 1,424,225          406.80
Interest expense and other                       2.2                3.2                   (53,207)         (13.87)
                                           ----------------    --------------     ----------------
Income (loss) before income taxes                9.6               (0.4)                1,477,432         4422.13
Income tax provision (benefit)                   3.8                0.4                   514,613            N/A
                                           ----------------    --------------     ----------------
Net income (loss)                                5.8%              (0.8)%                $962,819            N/A
                                           ================    ==============     ================


Revenues

Sales continue to trend upwards, totaling $7.6 million for the second quarter of 2000 compared to $6.5 million for the second quarter of 1999. Our Authorized Sales Center ("ASC") program, currently with 137 customers enrolled, continues to produce strong sales each quarter, increasing $200,000 over last year's same quarter. Our Austin, TX sales unit, which opened in July 1999, contributed sales of $227,000 in the second quarter of 2000. Sales to our craft customers continue to rise, accounting for approximately $285,000 of this quarter's sales increase over second quarter 1999 sales. Our Canadian sales unit and Cushman, our subsidiary in New York, are experiencing healthy sales gains, contributing a combined second quarter sales increase of $188,000 over the same quarter 1999. Our sales to retail customers increased $275,000 compared to last year's second quarter totals as we continue to gain exposure to the retail market via our direct mail advertising program.

Decreases in sales in the current quarter over the same quarter of 1999 occurred in our institutional markets (prisons, prisoners, schools, hospitals) and our export market. The decreases, however, were minimal (approximately $123,000) and were offset by the increase of approximately the same amount in our small manufacturers market.

Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 50.0% for the second quarter of 2000 as compared to 57.0% for the same quarter in 1999. This translates into gross profit margins of 50.0% and 43.0% for the quarters ended June 30, 2000 and 1999, respectively. This improvement is primarily the result of more efficient buying of merchandise and the sales mix (retail/wholesale). Our sales mix continued to hold its 20%/80% mix in the second quarter of 2000, compared to a 15%/85% mix in the second quarter of 1999. Higher margin sales, along with more cost effective buying, continues to produce higher profit margins overall.

Operating expenses were $235,000 higher in the second quarter of 2000 than in the second quarter of 1999. As a percentage of sales however, they dropped 2.4% from last year's totals. The main cause for the dollar increase is in our advertising costs. The increase in our customer mailing list has resulted in a significant increase in the number of advertising pieces being produced and distributed. Management remains committed to controlling operating expenses and believes that we continue to improve operating efficiency as the ratio of operating expenses to revenues continues to decrease.

Other (Income) Expense

Other expenses remained virtually unchanged from 1999 (down 1.8%). Interest costs are lower due to a decrease in outstanding debt. This decrease, however, was offset by a decrease in interest income from 1999. The company received approximately $17,000 of interest income on an income tax refund in the second quarter of 1999.

Net Income

The Company reported net income of $493,000 for the second quarter of 2000 compared to net income of $7,000 for the same period a year ago. The significant improvement was primarily due to higher gross profit margins earned on increased retail sales and the lower cost of goods.

Capital Resources, Liquidity and Financial Condition
----------------------------------------------------

The primary sources of liquidity and capital resources during the second quarter of 2000 were funds provided by operating activities in the amount of $980,000, for a year-to-date total of $1,135,000. The largest portion of the operating cash flow was applied to debt service and income taxes.

The Company's investment in accounts receivable was $2.4 million at June 30, 2000, virtually unchanged from $2.3 million at year-end 1999 as sales have held relatively steady through the first half of the year. Inventory decreased $327,000 to $8.5 million at June 30, 2000 from $8.8 million at year-end 1999. Inventory turnover decreased to an annualized rate of 1.77 times during the first half of 2000, which is slightly lower than the turnover of 1.89 times for all of 1999. Management is working on the design and implementation of several programs to reduce inventory levels without sacrificing customer satisfaction in order to increase inventory turnover.

Accounts payable increased slightly (8.0%) from December 31, 1999 to $1.9 million at the end of the second quarter, due primarily to the increase in inventory levels.

As previously disclosed, on November 22, 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("WFBC"), pursuant to which WFBC agreed to provide a credit facility of up to $8,650,000 in debt (the "Credit Facility"). The Credit Facility has a three-year term and is made up of a revolving credit facility and a $150,000 term note. The term note was paid in full in May 2000.

The revolving credit facility with WFBC is based upon the level of the Company's accounts receivable and inventory. At June 30, 2000 and December 31, 1999, the available and unused portion of the credit facility was approximately $1,068,000 and $508,000, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's Credit Facility includes loans with interest rates that vary with changes in the prime rate. We believe that an increase of one percentage point in the prime rate would not have a material impact on the Company's future earnings.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 24, 2000, the Annual Meeting of the Stockholders of the Company was held in the Metropolitan Room at the Radisson Plaza Hotel, Fort Worth, Texas to consider and act on the following matter:

       (1) To elect the following individuals to serve as directors until the Company's 2001 Annual Meeting of Stockholder or until their successors are duly elected and qualified:

                  Joseph R. Mannes                   Anthony C. Morton
                  H.W. "Hub" Markwardt               John Tittle, Jr.
                  Ronald C. Morgan                   Wray Thompson
                  Robin L. Morgan                    William M. Warren

As to item (1) above, the following table shows the votes cast for and against, as well as those that abstained from voting, the election of these individuals as directors of the Company:

                                    For            Against          Abstaining
                                    ---            -------          ----------
        Joseph R. Mannes         9,352,714            961             28,010
        H.W. "Hub" Markwardt     9,352,714            961             28,010
        Ronald C. Morton         9,350,929          2,746             28,010
        Robin L. Morgan          9,352,714            961             28,010
        Anthony C. Morton        9,352,714            961             28,010
        John Tittle, Jr.         9,350,929          2,746             28,010
        Wray Thompson            9,352,714            961             28,010
        William M. Warren        9,352,714            961             28,010


The foregoing matters are described in detail in the Company's proxy statement dated April 24, 2000, for the 2000 Annual Meeting of Stockholders.

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

                                           THE LEATHER FACTORY, INC.
                                           (Registrant)


Date:  August 14, 2000                     By:  /s/ Wray Thompson
                                               ---------------------------------
                                                    Wray Thompson
                                                    Chairman of the Board,
                                                    President, and
                                                    Chief Executive Officer

Date:  August 14, 2000                     By:  /s/ Shannon L. Greene
                                               ---------------------------------
                                                    Shannon L. Greene
                                                    Chief Financial Officer and
                                                    Treasurer  (Chief Accounting
                                                    Officer)

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

     Exhibit
      Number          Description
     -------          -----------

      *27.1           Financial Data Schedule




-------------------
*Filed herewith.