Form 10-Q
period 2000-09-30
LEATHER FACTORY INC
filed 2000-11-14
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

or

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

                                    Yes X  No
                                       ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Shares outstanding as of November 14, 2000
------------------------------        ------------------------------------------
Common Stock, par value $.0024                       9,883,161
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

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS
                                -----------------
                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     September 30, 2000 and December 31, 1999............................    4

    Consolidated Statements of Income
     Three and nine months ended September 30, 2000 and 1999.............    5

    Consolidated Statements of Cash Flows
     Nine months ended September 30, 2000 and 1999.......................    6

    Consolidated Statements of Stockholders' Equity
     Nine months ended September 30, 2000 and 1999.......................    7

    Notes to Consolidated Financial Statements...........................    8

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   12

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..............................   12


SIGNATURES...............................................................   13


EXHIBIT INDEX............................................................   14



--------------------------------------------------------------------------------
                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                                           September 30,   December 31,
                                                                                2000           1999
                                                                           -------------   ------------
                                                                            (UNAUDITED)
                                    ASSETS

CURRENT ASSETS:
     Cash                                                                  $     113,897   $    134,465
     Cash restricted for payment on revolving credit facility                    224,094        317,904
     Accounts receivable-trade, net of allowance for doubtful accounts
         of $152,000 and $177,000 in 2000 and 1999, respectively               2,270,329      2,292,645
     Inventory                                                                 7,759,946      8,807,963
     Deferred income taxes                                                       138,416        160,165
     Other current assets                                                        508,602        533,841
                                                                           -------------   ------------
                             Total current assets                             11,015,284     12,246,983
                                                                           -------------   ------------

PROPERTY AND EQUIPMENT, at cost                                                3,288,072      3,143,594
  Less-accumulated depreciation and amortization                              (2,407,938)    (2,160,336)
                                                                           -------------   ------------
                             Property and equipment, net                         880,134        983,258

GOODWILL, net of accumulated amortization of $1,313,000
     and $1,160,000 in 2000 and 1999, respectively                             4,606,540      4,767,885
OTHER INTANGIBLES, net of accumulated amortization of
     $86,000 and $45,000, in 2000 and 1999, respectively                         175,777        191,048
OTHER assets                                                                      29,415         31,601
                                                                           -------------   ------------
                                                                             $16,707,150    $18,220,775
                                                                           =============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $   1,047,635   $  1,805,918
     Accrued expenses and other liabilities                                    1,147,839        978,969
     Income taxes payable                                                        110,312        474,262
     Notes payable and current maturities of  long-term debt                   4,330,630      6,061,735
                                                                           -------------   ------------
                             Total current liabilities                         6,636,416      9,320,884
                                                                           -------------   ------------

DEFERRED INCOME TAXES                                                             73,173         97,780

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                      103,992        121,686

COMMITMENTS AND CONTINGENCIES                                                          -              -

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                                 -              -
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 9,883,161 and 9,853,161 shares issued
         and outstanding at 2000 and 1999, respectively                           23,720         23,648
     Paid-in capital                                                           3,918,543      3,901,740
     Retained earnings                                                         6,122,869      4,930,434
     Less: Notes receivable - secured by common stock                           (144,602)      (153,416)
     Accumulated other comprehensive loss                                        (26,961)       (21,981)
                                                                           -------------   ------------
                              Total stockholders' equity                       9,893,569      8,680,425
                                                                           -------------   ------------
                                                                           $  16,707,150   $ 18,220,775
                                                                           =============   ============



   The accompanying notes are an integral part of these financial statements.



--------------------------------------------------------------------------------
                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             THREE and NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
--------------------------------------------------------------------------------


                                                         THREE MONTHS                  NINE MONTHS
                                                      2000           1999           2000           1999
                                                 ------------   ------------   ------------   ------------

NET SALES                                        $  7,374,556   $  7,625,168   $ 22,382,518   $ 19,678,118

COST OF SALES                                       3,660,995      4,180,108     11,297,333     11,060,400
                                                 ------------   ------------   ------------   ------------

                 Gross profit                       3,713,561      3,445,060     11,085,185      8,617,718

OPERATING EXPENSES                                  3,012,409      2,723,615      8,609,705      7,546,169
                                                 ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS                                701,152        721,445      2,475,480      1,071,549

OTHER EXPENSE:
         Interest expense                             135,316        183,403        449,416        581,297
         Other, net                                    14,547          4,701         30,753         (9,679)
                                                 ------------   ------------   ------------   ------------
                 Total other expense                  149,863        188,104        480,169        571,618
                                                 ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                            551,289        533,341      1,995,311        499,931

PROVISION FOR INCOME TAXES                            236,190        260,776        802,876        312,849
                                                 ------------   ------------   ------------   ------------

NET INCOME                                       $    315,099   $    272,565   $  1,192,435   $    187,082
                                                 ============   ============   ============   ============



NET INCOME PER COMMON SHARE - Basic              $       0.03   $       0.03   $       0.12   $       0.02
                                                 ============   ============   ============   ============

NET INCOME PER COMMON SHARE--Assuming Dilution   $       0.03   $       0.03   $       0.12   $       0.02
                                                 ============   ============   ============   ============




   The accompanying notes are an integral part of these financial statements.



--------------------------------------------------------------------------------
                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
--------------------------------------------------------------------------------



                                                                             2000           1999
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 1,192,435    $   187,082
  Adjustments to reconcile net income to net
   Cash provided by (used in) operating activities-
     Depreciation & amortization                                             443,500        415,554
     Loss on disposal of assets                                                3,689           --
     Deferred financing costs                                                 18,132        189,472
     Deferred income taxes                                                    (2,858)       (43,815)
     Other                                                                    (4,979)           945
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                         22,316       (929,525)
       Inventory                                                           1,048,017     (1,376,808)
       Income taxes payable                                                 (363,950)       413,554
       Other current assets                                                   25,238       (249,255)
       Accounts payable                                                     (758,283)       544,793
       Accrued expenses and other liabilities                                168,870         96,009
                                                                         -----------    -----------

      Net cash provided by (used in) operating activities                  1,792,127       (751,994)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (161,042)      (441,932)
  Proceeds from sale of assets                                                 1,088           --
  Other intangible costs                                                       2,186         (8,174)
                                                                         -----------    -----------

      Net cash used in investing activities                                 (157,768)      (450,106)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                       (1,530,281)     1,116,440
  Proceeds from notes payable and long-term debt                                --          217,493
  Payments on notes payable and long-term debt                              (218,519)      (342,446)
  Decrease in cash restricted for payment on revolving credit facility        93,810       (200,042)
  Payments received on notes secured by common stock                           8,814         41,763
  Deferred financing costs incurred                                          (25,626)       (14,118)
  Proceeds from issuance of common stock                                      16,875           --
                                                                         -----------    -----------

      Net cash (used in) provided by financing activities                 (1,654,927)       819,090
                                                                         -----------    -----------

NET (DECREASE) IN CASH                                                       (20,568)      (383,010)

CASH, beginning of period                                                    134,465        510,399
                                                                         -----------    -----------

CASH, end of period                                                      $   113,897    $   127,389
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $   453,645    $   511,332
  Income taxes paid during the period, net of (refunds)                    1,168,449        (56,326)


   The accompanying notes are an integral part of these financial statements.



--------------------------------------------------------------------------------
                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
--------------------------------------------------------------------------------




                                             Common Stock                                        Notes       Accumulated
                                      -------------------------                                receivable       Other
                                         Number         Par         Paid-in       Retained    -secured by   Comprehenvise
                                       Of shares       value        capital       earnings    common stock       Loss
                                      -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1998              9,853,161   $    23,648   $ 3,901,740   $ 4,495,378   $  (224,750)   $   (25,738)

   Payments on notes receivable-
        secured by common stock              --            --            --            --          41,763           --

   Net Income                                --            --            --         187,082          --             --

   Translation adjustment                    --            --            --            --            --              586
                                      -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, September 30, 1999             9,853,161   $    23,648   $ 3,901,740   $ 4,682,460   $  (182,987)   $   (25,152)
                                      ===========   ===========   ===========   ===========   ===========    ===========

                                                                                              Comprehensive
                                                                                   Total      Income (Loss)
                                                                                -----------   -------------

BALANCE, December 31, 1998                                                        8,170,278

   Payments on notes receivable-
        secured by common stock                                                      41,763

   Net Income                                                                       187,082       187,082

   Translation adjustment                                                               586           586
                                                                                -----------
BALANCE, September 30, 1999                                                     $ 8,399,709
                                                                                ===========
                                                                                              -----------
    Comprehensive income for the nine months ended September 30, 1999                         $   187,668
                                                                                              ===========

                                             Common Stock                                        Notes       Accumulated
                                      -------------------------                                receivable       Other
                                         Number         Par         Paid-in       Retained    -secured by   Comprehenvise
                                       Of shares       value        capital       earnings    common stock       Loss
                                      -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1999              9,853,161   $    23,648   $ 3,901,740   $ 4,930,434   $  (153,416)   $   (21,981)

   Payments on notes receivable
        secured by common stock              --            --            --            --           8,814           --

   Shares issued - employee
        Stock options exercised            30,000            72        16,803          --            --             --

   Net Income                                --            --            --       1,192,435          --             --

   Translation adjustment                    --            --            --            --            --           (4,980)
                                      -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, September 30, 2000             9,883,161   $    23,720   $ 3,918,543   $ 6,122,869   $  (144,602)   $   (26,961)
                                      ===========   ===========   ===========   ===========   ===========    ===========

                                                                                              Comprehensive
                                                                                   Total      Income (Loss)
                                                                                -----------   -------------
BALANCE, December 31, 1999                                                        8,680,425

   Payments on notes receivable
        secured by common stock                                                       8,814

   Shares issued - employee
        Stock options exercised                                                      16,875

   Net Income                                                                     1,192,435     1,192,435

   Translation adjustment                                                            (4,980)       (4,980)
                                                                                -----------

BALANCE, September 30, 2000                                                     $ 9,893,569
                                                                                ===========
                                                                                              -----------
   Comprehensive income for the nine months ended September 30,  2000                         $ 1,187,455
                                                                                              ===========


   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements  contain  all  adjustments   (consisting  of  only  normal  recurring
adjustments)  necessary to present fairly its financial position as of September
30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and nine month periods ended  September 30, 2000 and 1999. The results of  operations  for the  three-  and  nine-month  periods  are  not  necessarily indicative  of the  results  to be  expected  for  the  full  fiscal  year.  The consolidated  financial  statements  should  be read  in  conjunction  with  the financial  statements  and  disclosures  contained in the Company's  1999 Annual
Report on Form 10-K ("Annual Report").

2.  INVENTORY

The components of inventory consist of the following:

                                                         As of
                                             ------------------------------
                                             September 30,    December 31,
                                                   2000            1999
                                             -------------    -------------
      Finished goods held for sale           $   6,730,193    $   7,629,995
      Raw materials and work in process          1,029,753        1,177,968
                                             -------------    -------------
                                             $   7,759,946    $   8,807,963
                                             =============    =============


3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                          ------------------------    -------------------------
                                                              2000          1999          2000          1999
                                                          -----------   -----------   -----------   -----------
Numerator:
     Net  income (loss)                                   $   315,099   $   272,565   $ 1,192,435   $   187,082
                                                          -----------   -----------   -----------   -----------
     Numerator for basic and diluted earnings per share       315,099       282,532     1,192,435       187,082

Denominator:
     Weighted-average shares outstanding-basic              9,876,422     9,853,161     9,869,803     9,853,161

Effect of dilutive securities:
     Stock options                                            146,668        18,391       131,022         6,382
     13% convertible debentures                                  --         690,608          --            --
     Warrants                                                 176,074       100,714       170,807        42,829
                                                          -----------   -----------   -----------   -----------
Dilutive potential common shares                              322,742       809,713       301,830        49,211
                                                          -----------   -----------   -----------   -----------

     Denominator for diluted earnings per share-
     weighted-average shares                               10,199,164    10,662,874    10,171,633     9,902,372
                                                          ===========   ===========   ===========   ===========

     Basic earnings per share                             $      0.03   $      0.03   $      0.12   $      0.02
                                                          ===========   ===========   ===========   ===========

     Diluted earnings per share                           $      0.03   $      0.03   $      0.12   $      0.02
                                                          ===========   ===========   ===========   ===========


Unexercised stock options owned by certain employees and directors to purchase 6,000 and 360,000 shares of common stock as of September 30, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share ("EPS") because the options' exercise prices were greater than or equal to the average market price of the common stock during the respective periods.

The 13% convertible debt (see note 3 to consolidated financial statements in the Annual Report) was not included in the computation of diluted earnings per share for the nine months ended September 30, 1999 because the interest cost (net of tax) per assumed converted share was more than basic earnings per share and, therefore, the effect would be antidilutive. For the three months ended September 30, 1999, the interest cost (net of tax) per assumed converted share was less than basic EPS, therefore having a dilutive effect, and have been included in the computation of diluted EPS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The Leather Factory, Inc. (the "Company") is the premier distributor of leather and leathercraft products to over 65,000 customers ranging from the individual hobbyist to large retail chains. Customer groups served include: wholesale distributors, tack and saddle shops, shoe-findings customers, institutions, prisons and prisoners, dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. Our products are distributed primarily through 28 sales/distribution units in the United States and Canada or through our subsidiary, Roberts, Cushman & Company, Inc. ("Cushman") in New York. Cushman manufactures and distributes a related product line of hat trims in braids, leather, and woven fabrics. We also carry a line of small finished leather goods, including cigar cases, wallets and western accessories.

Results of Operations
---------------------

Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the increase (decrease) in dollars and percent from 1999 to 2000:

                                    % of Net Sales
                                 Three months ended
                                    September 30,           Change in $ and %
                              ------------------------  ------------------------
                                 2000           1999     $ Change      % Change
                              ----------    ----------  ----------    ----------
Net sales                       100.0%         100.0%   $ (250,612)      (3.29)%
Cost of sales                    49.6           54.8      (519,113)     (12.42)
                              ----------    ----------  ----------
Gross Profit                     50.4           45.2       268,500        7.79
Operating expenses               40.9           35.7       288,794       10.60
                              ----------    ----------  ----------
Income from operations            9.5            9.5       (20,293)      (2.80)
Interest expense and other        2.0            2.5       (38,242)     (20.33)
                              ----------    ----------  ----------
Income before income taxes        7.5            7.0        17,948        3.37
Income tax provision              3.2            3.4       (24,586)      (9.43)
                              ----------    ----------  ----------
Net income                        4.3%           3.6%      $42,534       15.61
                              ==========    ==========  ==========

                                    % of Net Sales
                                  Nine months ended
                                    September 30,           Change in $ and %
                              ------------------------  ------------------------
                                 2000           1999     $ Change      % Change
                              ----------    ----------  ----------    ----------
Net sales                       100.0%        100.0%    $2,704,400       13.74%
Cost of sales                    50.5           56.2       236,933        2.14
                              ----------    ----------  ----------
Gross Profit                     49.5           43.8     2,467,467       28.63
Operating expenses               38.5           38.4     1,063,536       14.09
                              ----------    ----------  ----------
Income from operations           11.0            5.4     1,403,931      131.02
Interest expense and other        2.1            2.9       (91,449)     (16.00)
                              ----------    ----------  ----------
Income before income taxes        8.9            2.5     1,495,380      299.12
Income tax provision              3.6            1.6       490,028      156.63
                              ----------    ----------  ----------
Net income                        5.3%           0.9%   $1,005,353      537.39
                              ==========    ==========  ==========

Revenues

Sales decreased slightly overall (3.3%), totaling $7.37 million for the third quarter of 2000 compared to $7.63 million for the third quarter of 1999. For the nine months ended September 30, 2000 and 1999, sales are up $2.7 million or 13.7%. Domestic retail sales increased 27% and 40%, respectively, for the current quarter and nine months over these same periods of 1999. Our Canadian sales unit continues to exceed sales goals as its quarterly and year-to-date sales increases were 42% and 75%, respectively for the nine months ended September 30, 2000 compared to those same periods ended September 30, 1999. Our Authorized Sales Center ("ASC") program, which began in April 1999, contributed comparable sales increases of 45% quarter to quarter and over 100% current year to prior year.

The sales decline for the third quarter of 2000 occurred in our craft sales. During the third quarter of 1999, we implemented a new program with a large retail craft customer. The initial order of merchandise for the new program totaled approximately $800,000, which was shipped to the customer's chain stores as well as its warehouses. Given that the program has a bi-annual term (every other year), there was no new "initial" order in the current quarter of 2000 to compare to last year's. On a year-to-date basis, however, our current year craft sales remain slightly ahead of the 1999 totals.

Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 49.6% for the third quarter of 2000 as compared to 54.8% for the same quarter in 1999. This translates into gross profit margins of 50.4% and 45.2% for the quarters ended September 30, 2000 and 1999, respectively. This improvement is primarily the result of continued increases in retail sales which, in turn, produce higher margins. The improvement in gross profit margins has been offset slightly by an increase in leather costs in the third quarter of 2000. Management perceives the reason for the cost increase is due to a shortage of supply, both domestically and worldwide. The company has historically been slow to increase selling prices due to temporary fluctuations in leather costs as they tend to stabilize within a moderately short time period.

For the nine months ended September 30, 2000, the gross profit margin was up 5.7% over 1999 to 49.5%. Our sales mix continues to hold at 20% retail/80% wholesale for the year, versus a 15%/85% mix in 1999. The $1 million increase in retail sales for the nine months ended September 30, 2000 over this same period in 1999 accounted for the improvement in gross margin. While we may experience a slight softening of gross profit margins in the fourth quarter of 2000 due to the increase in leather prices as discussed above, management expects the sales mix and gross margins to maintain the trends of a higher ratio of retail sales to wholesale and the resulting stronger margins.

Operating expenses were $289,000 higher in the third quarter of 2000 than in the third quarter of 1999. The rise in operating expenses was caused by an increase in accrued sales unit managers' incentive (resulting from the higher sales unit profits), increases in accrued contribution to the ESOP (due to the improvement in the company's financial results), advertising costs (due to a increase in advertising pieces produced and distributed over last year) and a charitable contribution of discontinued merchandise.

On a year-to-date basis, operating expenses are up approximately $1 million over last year. As a percentage of sales, these expenses remain in line at approximately 38.4% of sales. The $1 million increase is a result of increases in advertising efforts to the retail customer base and employee costs (incentive pay, ESOP contributions, etc.) Management believes that these expenses, while perhaps increasing in dollars as sales increase, will hold steady as a percentage to sales. Incentive pay to sales unit managers will continue to increase as the sales units' profits increase. As long as the company continues to enjoy improving financial success, it will continue to contribute significantly to the ESOP in order to share that success with its employees.

Other (Income) Expense

Other expenses decreased $38,000 to $150,000 for the third quarter of 2000 from $188,000 during the same quarter in 1999 due to lower interest costs. The company's average debt balance for the nine months ended September 30, 2000 was $5.3 million while the average debt balance for the same period ended September 30, 1999 was $6.7 million.

For the nine months ended September 30, 2000, other expenses were down $91,000 over the same period in 1999. The decrease in interest costs account for the majority of the decrease as the company's debt balance continues to decline.

Net Income

The Company reported net income of $315,000 for the third quarter of 2000 compared to net income of $272,000 for the same period a year ago. The increase in net income was due primarily to lower interest costs and lower income tax expense. The increase in gross profit margins was basically offset by the increase in operating expenses as discussed above.

Net income for the nine months ended September 30, 2000 was $1,192,000 versus $187,000 for the nine months ended September 30, 1999. The increase of $1 million was due to the significant improvement in gross profit margin. As discussed above, sales for the year are up $2.7 million while cost of goods increased only $237,000 resulting in an improvement gross profit of $2.5 million over last year. Operating expense increases of $1 million and income tax expense increases of $490,000 were absorbed easily by the gross profit increase.

Capital Resources, Liquidity and Financial Condition
----------------------------------------------------

The primary sources of liquidity and capital resources during the third quarter of 2000 were funds provided by operating activities (primarily the reduction of inventory) in the amount of $657,000, for a year-to-date total of $1,792,000. The largest portion of the operating cash flow was applied to debt service, trade payables and income taxes.

The Company's investment in accounts receivable was $2.27 million at September 30, 2000, virtually unchanged from $2.29 million at year-end 1999. A large portion of the increase in sales for the first three quarters of the year has been in cash sales (versus credit sales). Inventory decreased $1 million to $7.8 million at September 30, 2000 from $8.8 million at year-end 1999. Inventory turnover improved slightly during the quarter to an annualized rate of 1.82 times for the first three quarters of 2000 (compared to 1.77 (annualized) for the first half of 2000) which is slightly lower than the turnover of 1.89 times for all of 1999. Although management is pleased with the $1 million reduction of inventory since December 31, 1999, it continues to focus efforts on a further reduction of inventory levels in order to increase inventory turnover. Management believes that this can be achieved without affecting customer service.

Accounts payable decreased 42% from December 31, 1999 to $1.05 million at the end of the third quarter, due primarily to the decrease in inventory levels at September 30, 2000.

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

The revolving credit facility with WFBC is based upon the level of the Company's accounts receivable and inventory. At September 30, 2000 and December 31, 1999, the available and unused portion of the credit facility was approximately $988,000 and $508,000, respectively.

The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of any potential new sales/distribution units. In 2000, the funding for the opening of new units is expected to be provided by operating leases, cash flows from operating activities, and the Credit Facility. As previously disclosed, two new units are to be opened in the fourth quarter of 2000. Historically, the Company invests approximately $125,000 in opening a new unit. However, management expects the two units opening in the fourth quarter of 2000 will require slightly less capital to open.

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

                                           THE LEATHER FACTORY, INC.
                                           (Registrant)


Date:  November 14, 2000                   By: /s/ Wray Thompson
                                               ---------------------------------
                                                   Wray Thompson
                                                   Chairman of the Board,
                                                   President, and
                                                   Chief Executive Officer

Date:  November 14, 2000                   By: /s/ Shannon L. Greene
                                               ---------------------------------
                                                   Shannon L. Greene
                                                   Chief Financial Officer and
                                                   Treasurer  (Chief Accounting
                                                   Officer)

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

     Exhibit
      Number           Description
     -------           -----------

      *27.1            Financial Data Schedule


-------------------
*Filed herewith.