Form 10-K
period 2000-12-31
LEATHER FACTORY INC
filed 2001-03-30
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period ________ to ________

          Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     75-2543540
           --------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

        3847 East Loop 820 South
            Fort Worth, Texas                                 76119
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,759,763 at March 10, 2001. At that date there were 9,968,161 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, are incorporated by reference in Part III of this report.

Forward-Looking Statements

         This report contains forward-looking statements of management. There are certain important risks that could cause results to differ materially than those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things,

         o changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including, but not limited to, retail craft buying patterns, and possible negative trends in the craft and western retail markets,

         o failure to realized the anticipated benefits of the recent acquisition of the assets of Tandy Leather,

         o        customer   acceptance  of  existing  and  new   products,   or
                  otherwise, pricing pressures due to competitive industry conditions,

         o increases in prices for leather (which is a world-wide commodity) and the Company's inability to pass these increased costs on to customers,

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

General

         The Leather Factory, Inc. ("TLF" or the "Company") is a Delaware corporation whose common stock trades on the American Stock Exchange under the symbol "TLF."

         The Company sells its products worldwide and is managed on a business entity basis, with those businesses being TLF, Tandy Leather Company ("Tandy Leather"), and Roberts, Cushman & Company, Inc. ("Cushman"). See Note 13 to the Consolidated Financial Statements for financial and additional information concerning the Company's segments.

         TLF, located in Fort Worth, Texas, is an international wholesale manufacturer and distributor of a broad product line of leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself leathercraft kits. TLF also carries a product line of small finished leather goods such as cigar cases, wallets and western accessories distributed under the name "Royal Crown Custom Leather".

         Tandy Leather, located in Fort Worth, Texas, sells the same products as TLF. Cushman, located in New York, produces and sells a related product line of hat trims (the decorative piece of material that adorns the outside of a hat).

         The Company frequently introduces new products either through its own manufacturing capability or by purchasing from vendors. The Company holds a substantial number of copyrights for its designs. These designs have been incorporated throughout the Company's product line as a means of increasing its competitive advantage.

Tandy Leather Acquisition

         On November 30, 2000, Leather Tan Acquisition, Inc. ("Leather Tan"), a newly-formed subsidiary of the Company, acquired the operating assets (the "Tandy Leather assets") of TLC Direct, Inc., a Texas corporation, and Tandy Leather Dealer, Inc., a Texas corporation, (collectively called the "Sellers"). The Sellers are subsidiaries of Tandycrafts, Inc. ("Tandycrafts"), a New York Stock Exchange-listed company. Prior to this transaction, the Tandy Leather assets were operated as the "Tandy Leather" business of Tandycrafts. The Tandy Leather assets include machinery, equipment, materials, supplies, inventory, trade booth inventory, catalog inventory, fixtures, goods in process, intellectual property, goodwill, trade names including "Tandy Leather" and "Tandy Leather Company," patents, trademarks, copyrights, leases, subleases, contracts, agreements, accounts and other receivables, rights to the Sellers' Internet Domain, certain leathercraft art, mailing lists and certain historic furniture.

         The consideration paid by Leather Tan for the Tandy Leather assets was cash in the amount of $2.85 million plus the assumption of (a) all of the Sellers' trade payables incurred in the ordinary course of business within ninety days prior to November 30, 2000, (b) all liabilities relating to any contracts assumed by the Company (including the obligations of the Sellers under certain listed licenses, sub-licenses, leases, sub-leases, contracts, and other arrangements), (c) certain other listed obligations, (d) filing, recording and other similar fees, and (e) any liabilities arising after November 30, 2000. The total amount of the liabilities assumed by Leather Tan was $658,000 at November 30, 2000. The purchase price was determined by arms' length negotiations between representatives of the Company and Tandycrafts.

         The source of Leather Tan's cash for this transaction was funds drawn on the Company's line of credit with Wells Fargo Business Credit, Inc. See "Management's Discussion of Financial Condition and Results of Operations." Subsequent to the acquisition, Leather Tan was renamed Tandy Leather Company, Inc. ("Tandy Leather").

         Tandy Leather sells similar products as TLF; however, the current target market of Tandy Leather is retail customers via the Internet and mail order sales and wholesales to authorized dealers. Further details regarding the Tandy Leather acquisition are provided in Note 12 to the Consolidated Financial Statements and the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2000, as amended on February 14, 2001.

         Management anticipates that this acquisition will create a great opportunity for continued expansion. In years past, Tandy Leather had a strong reputation for quality products, and its name recognition is highest in the industry. Management believes that with its history and improving reputation for product and customer service, Tandy Leather can expand its market share to once again become one of the premier leaders in the industry.

Distribution and Manufacturing

         The Company's customer base is comprised of over 60,000 customers including individuals, institutions, retailers, wholesalers, assemblers, distributors, and other manufacturers dispersed geographically throughout the world. Most of our customers are wholesalers, while retail sales have historically comprised less than 10% of the Company's sales. However, we have been experiencing a shift in our sales mix during the last few years as our retail sales have increased. In 1999, our sales mix was 85% wholesale and 15% retail. In 2000, the mix was 80% wholesale and 20% retail. Sales of the Company's products do not reflect significant seasonal patterns. Looking toward 2001, we expect this trend to continue to shift as Tandy's sales consist of a much higher percentage of retail sales.

         The Company primarily distributes its products through 28 sales/distribution units ("Units") located in nineteen states and Canada, its manufacturing facility and show room in New York, Tandy Leather's mail-order warehouse in Texas and through its websites. The location of the Units is selected based on the location of its customers, so that delivery time to customers is minimized. A two-day maximum delivery time is the Company's goal. In addition to offering its customers rapid delivery, the Company also offers a "one-stop shopping" concept for both leather and leathercraft materials. These Units service customers through various means including walk-in traffic, phone and mail order. Both wholesale and retail customers purchase from Units. These same Units also service the Authorized Sales Centers (discussed below) as well as the craft, western and other retail establishments located in close geographic proximity.

         Our Authorized Sales Center ("ASC") program was developed to generate sales in geographical areas that we currently do not have a sales/distribution unit without the capital investment needed to open a Unit. An unrelated person who desires to become an ASC must apply with the Company and upon approval, place a minimum initial order. There are also minimum annual purchase amounts set that the ASC must adhere to in order to maintain ASC status. In exchange, the ASC gets free advertising in certain sale flyers, price breaks on many products, advance notice of new products, priority shipping and handling on all orders, as well as various other benefits. Tandy Leather has an authorized dealer program as well which is based on a similar concept. We plan to continue this program by offering an expanded line of product combining both TLF and Tandy Leather merchandise. The retail appeal of the Tandy Leather name should enhance this program considerably.

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

History

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

         As part of its strategy to develop a multi-location chain of wholesale units the Company has made numerous acquisitions since its incorporation, including the purchase of six wholesale units from Brown Group, Inc., a major footwear retailer. The Company has also acquired several businesses located throughout the United States that distribute shoe-related supplies to the shoe repair and shoe store industry. In addition, the Company purchased Cushman, a leading producer of hat trims, in 1995. In March of 1996, the Company acquired all of the issued and outstanding capital stock of its Canadian distributor, The Leather Factory of Canada, Ltd. As mentioned above, the Company acquired the Tandy Leather assets in November 2000.

Business Strategy

         The Company operates through the 28 Units described above that are designed to combine the economies of scale of warehouse locations with the marketing efficiencies that can be achieved through direct mail. Walk-in traffic and mail order customers are served from the same location. The type of premises utilized for the Unit locations is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access. This kind of location typically provides lower rental expense compared to other more retail-oriented locations.

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

         The Company attempts to maintain the number of stock-keeping units ("SKU's") in the primary Leather Factory line of merchandise at the optimum number of items necessary to balance the maintaining of the proper stock to minimize out-of-stock situations with the carrying costs involved with such an inventory level. The number of SKU's has been refined over the years by the introduction of new products and the discontinuing of selected products. The Company maintains approximately 4,600 items in the current lines of merchandise
- 1,800 of which are exclusively TLF's, 1,800 of which are exclusively Tandy Leather's, and 1,000 of which are carried in both.

         Tandy Leather operates from one warehouse location and sells its products via mail and phone orders and through its website. It currently does not service walk-in customers at its location.

Competition

         The Company sells its products in three highly fragmented markets - leathercraft, leather accessories, and retail craft. Management believes that the Company encounters competition in connection with certain product lines and in certain areas from different companies, but has no direct competition affecting the entire product line. The Company is larger than most of its direct competitors, and we believe that the recent Tandy Leather acquisition will continue this advantage. The fragmented nature of these markets is the primary reason for the lack of broad-based competition.

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

Expansion and Other Acquisitions

         In 1997 and 1998, management focused on stabilizing operations and obtaining long-term financing, and no acquisitions were made. As a result of the improving operating results, the Company opened two new Units during 2000 and four new Units during 1999. The Company plans to continue its expansion by: (i) adding two to three Units per year, as and when such additions are determined feasible; and (ii) acquiring companies in related areas/markets which offer synergistic aspects based on the locations and/or product lines of the businesses.

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

        The customer groups served include wholesale distributors, tack and saddle shops, shoe-findings customers, institutions (prisons and prisoners, schools, hospitals), dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers. No single customer's purchases represent more than 10% of the Company's total sales. Approximately five percent (5%) of the Company's 2000 sales were export sales.

Suppliers

         The Company currently purchases merchandise and raw materials from approximately 200 vendors dispersed throughout the United States as well as in twenty-one foreign countries. In 2000, the Company's ten largest vendors accounted for approximately sixty-five percent (65%) of its total purchases. Management believes that its relationships with suppliers are strong and does not anticipate any material changes in these supplier relationships in the future. Due to the number of alternative sources of supply, the loss of any or all of these principal suppliers would not have a material impact on the operations of the Company.

         The Company receives some of its supplies and inventory from Europe. In addition, because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States. We believe that the recent outbreak of hoof-and-mouth disease (or foot-and-mouth disease) in the United Kingdom and other parts of Europe and the resulting mass destruction of herds is likely to influence the price of leather used in the Company's products. At this time, we cannot predict the amount, if any, of this increase in costs or if we will be able to pass some or all of the costs on to our customers.

Patents and Copyrights

         The Company presently owns 130 copyrights covering 239 registered works, seven trademarks covering seven names, and two patents covering three products. Registered trademarks include a federal trade name registration on The Leather Factory. The trademarks expire at various times starting in 2002 and ending in 2008, but can be renewed indefinitely. Most copyrights granted or pending are on metal products, such as conchos, belt buckles, and instruction books. The expiration period for the copyrights begins in 2062 and ends in 2072. The Company has patents on two belt buckles and certain leather-working equipment known as the "Speedy Embosser." The patents expire in 2011. Management considers these intangibles to be valuable assets and defends them as necessary.

Compliance With Environmental Laws

         Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect upon capital expenditures, earnings or the competitive position of the Company.

Employees

         As of December 31, 2000, the Company employed 274 people, with 263 on a full- time basis. The Company is not a party to any collective bargaining agreement. Eligible employees participate in The Leather Factory, Inc. Employees' Stock Ownership Plan and Trust ("ESOP"). As of December 31, 2000, 174 employees and former employees were participants in or beneficiaries of the ESOP. The Company has the option of contributing up to 15% of eligible employees' compensation into the ESOP. Net contributions for 2000, 1999, and 1998 were 5.9%, 5.6%, and 11.6%, respectively, of eligible compensation. These contributions are used to purchase shares of the Company's Common Stock. Generally, contributions to the ESOP follow a similar pattern as overall profitability. On January 21, 1999, the Company made an additional contribution to the Plan (for the 1998 plan year) of $262,000 in order for the ESOP to pay the entire balance owed on securities acquisition loans. Without the additional contribution, the 1998 net contribution percentage would have been 3.7%.

      Overall, management believes that relations with employees are good.


Item 2.   Properties.

         The Company leases all of its premises. Detailed below are the lease terms for the Company's locations. The general character of each location is light industrial office/warehouse space. The Company believes that all of its properties are adequately covered by insurance.

  Location Name                 Total Space (Sq. Ft.)     Minimum Annual Rent *         Lease Expiration
  -------------                 ---------------------     -------------------           ----------------

Chattanooga, TN                        9,040                 $   42,739                   May 2004

Denver, CO                             5,879                     30,000                   September 2004

Harrisburg, PA                         6,850                     38,520                   March 2002

Fort Worth, TX                       101,000                    370,702                   March 2003

Fresno, CA                             5,600                     42,336                   March 2002

Des Moines, IA                         4,000                     30,718                   April 2004

Phoenix, AZ                            4,500                     25,920                   March 2006

Springfield, MO                        6,000                     24,000                   July 2003

Spokane, WA                            5,400                     21,360                   February 2004

Albuquerque, NM                        5,000                     30,000                   October 2003

Salt Lake City, UT                     3,485                     21,600                   July 2004

Baldwin Park, CA                       7,800                     53,400                   March 2005

Tampa, FL                              5,238                     39,212                   January 2003

San Antonio, TX                        5,600                     40,320                   October 2001

Columbus, OH                           6,000                     30,000                   October 2001

El Paso, TX                            5,000                     27,896                   August 2003

Oakland, CA                            8,000                     54,000                   December 2003

Grand Rapids, MI                       8,000                     40,442                   March 2004

Wichita, KS                            5,150                     21,360                   May 2004

New Orleans, LA                        5,130                     22,200                   August 2003

Portland, OR                           5,232                     22,902                   April 2004

Charlotte, NC                          6,202                     29,025                   February 2006

Billings, MT                           2,600                     11,100                   April 2001

Austin, TX                             3,800                     23,250                   April 2004

Tucson, AZ                             3,600                     20,304                   May 2004

Houston, TX                            4,250                     24,000                   November 2005

Dallas, TX                             5,040                     26,400                   September 2005

Long Island City, NY                  10,200                     67,579                   June 2003

Winnipeg, Canada                       5,712                     16,197**                 November 2002
                                  ----------                 ----------
Totals                               259,308                 $1,610,482
                                  ==========                 ==========

   -------------
      * Represents the average minimum annual rent over the balance of the unexpired lease term.
      ** As converted into U.S. dollars.

         The Company's Fort Worth location includes the Fort Worth Unit, the Company's central warehouse, the light manufacturing facility, Tandy Leather's offices and warehouse, and the sales and administrative/executive offices. The Company also leases a 284 square foot showroom in the Denver Merchandise Mart for $4,896 per year. This lease will expire in October 2002.


Item 3.  Legal Proceedings.

         The Company is involved in litigation in the ordinary course of its business but is not currently a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Common Stock of the Company is traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

                                   1999                        2000
                                   ----                        ----
 Quarter Ended              High         Low           High         Low
 -------------              ----         ---           ----         ---
 March 31,                $0.8750     $0.2188         $1.6875    $0.8125
 June 30,                 $0.7500     $0.3750         $1.5000    $0.9375
 September 30,            $0.7500     $0.5625         $1.4375    $0.9375
 December 31,             $1.1250     $0.8125         $1.5000    $0.9375

There were approximately 627 stockholders of record on March 15, 2001.

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


Income Statement Data                                                     Years Ended December 31,
                                         -----------------------------------------------------------------------------------------
                                                2000               1999              1998               1997              1996
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Net sales                                   $30,095,264        $27,164,399       $22,163,994        $25,399,116       $28,253,632
Cost of sales                                15,147,547         14,907,768        12,428,324         14,844,376        17,689,973
                                         ---------------   ----------------   ---------------    ---------------   ---------------
     Gross profit                            14,947,716         12,256,631         9,735,670         10,554,740        10,563,659

Operating expenses                           11,702,633         10,346,420         8,890,045          9,365,673        10,869,359
                                         ---------------   ----------------   ---------------    ---------------   ---------------
Operating income (loss)                       3,245,084          1,910,211           845,625          1,189,067         (305,700)


Other (income) expense                          653,778            900,304           970,340            887,543         1,000,604
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Income (loss) before income taxes             2,591,305          1,009,907         (124,715)            301,524       (1,306,304)

Income tax provision (benefit)                1,049,985            574,851          (85,524)            231,232         (316,536)
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Net income (loss)                             1,541,320            435,056          (39,191)             70,292         (989,768)
                                         ===============   ================   ===============    ===============   ===============

Earnings (loss) per share                          0.16               0.04            (0.00)               0.01            (0.10)
                                         ===============   ================   ===============    ===============   ===============

Earnings (loss) per share--
  assuming dilution                                0.15               0.04            (0.00)               0.01            (0.10)
                                         ===============   ================   ===============    ===============   ===============

Weighted average common
 shares outstanding for:

   Basic EPS                                  9,875,606          9,853,161         9,803,887          9,789,358         9,788,530
                                         ===============   ================   ===============    ===============   ===============

   Diluted EPS                               10,182,803          9,890,098         9,803,887          9,791,565         9,788,530
                                         ===============   ================   ===============    ===============   ===============



Balance Sheet Data                                                          As of December 31,
                                         -----------------------------------------------------------------------------------------
                                                2000               1999              1998               1997              1996
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Total assets                                $19,686,079        $18,220,775       $16,029,937        $17,024,549       $18,264,547
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Notes payable and current
    Maturities of long term debt              5,759,626          6,061,735         6,139,327          4,650,742         8,549,366
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Notes payable and long-term

    Debt, net of current maturities              13,025            121,686            61,389          2,602,728            17,378
                                         ---------------   ----------------   ---------------    ---------------   ---------------

Total Stockholders' Equity                   10,295,637          8,680,425         8,170,278          8,132,646         8,022,937
                                         ===============   ================   ===============    ===============   ===============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Company continues to experience improved profitability as sales and gross profit margins continue to rise. Gross profit margins rose from 45.1% in 1999 to another record-breaking high of 49.7% in 2000. Net sales for 2000 were $30.1 million, up $2.9 million (10.8%) from fiscal 1999 while operating expenses in 2000 increased by $1.3 million. Part of the operating expense increase was due to the increase in sales while the acquisition of the Tandy Leather assets in November 2000 also accounted for a portion of the increase. As a percentage of sales, these expenses increased a mere 0.8% over 1999. The dramatic improvement in profitability resulted primarily from:

         o        continued increases in retail sales,

         o        the opening of two new sales units in 2000, and

         o        increased efficiency in the purchasing of merchandise.

         The results of operations in 1999 were encouraging as gross profit margins reached a high of 45.1% and operating expenses decreased as a percentage of sales over the prior year. During 1999, total sales were $27.2 million, while operating expenses were $10.3 million. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Operating results for the fourth quarter of 2000 revealed slightly better results in profit margins at 50.1% compared to the total year. Fourth quarter 2000 revenues were up modestly ($226,000) from the same period last year due to Tandy Leather's December sales of $575,000. Without Tandy Leather's sales contribution, sales for the quarter would have been down $349,000 due to decreases in export sales and certain wholesale categories (primarily shoe care/repair). As discussed in previous years, the reduction in sales to shoe care/repair customers is intentional as this industry historically produces very low margins. Operating costs were up 10.5% from the fourth quarter of 1999 due to the addition of operating expenses from Tandy Leather operations for the month of December.

         Obviously, we anticipate that the operations acquired from Tandy Leather will represent a larger portion of the operational results for 2001.


                           Income Statement Comparison

         The following table sets forth, for the fiscal years indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                  2000       1999       1998
                                                  ------     ------     ------


              Net Sales                           100.0 %    100.0 %    100.0 %
              Cost of sales                        50.3       54.9       56.1
                                                  ------     ------     ------
              Gross profit                         49.7       45.1       43.9
              Operating expenses                   38.9       38.1       40.1
                                                  ------     ------     ------
              Operating income (loss)              10.8        7.0        3.8
              Other (income) expense, net           2.2        3.3        4.4
                                                  ------     ------     ------
              Income (loss) before income taxes     8.6        3.7      (0.6)
              Income tax provision (benefit)        3.5        2.1      (0.4)
                                                  ------     ------     ------
              Net income (loss)                     5.1 %      1.6 %    (0.2) %
                                                  ======     ======     ======


                        Analysis of 2000 Compared to 1999

                                             2000               1999           $ Change          % Change
                                       --------------    ---------------    --------------    --------------

Net sales                                $30,095,264        $27,164,399        $2,930,864            10.79%
Cost of sales                             15,147,547         14,907,768           239,779             1.61%
                                       --------------    ---------------    --------------
     Gross profit                         14,947,716         12,256,631         2,691,085            21.96%

Operating expenses                        11,702,633         10,346,420         1,356,213            13.11%
                                       --------------    ---------------    --------------
Operating income (loss)                    3,245,084          1,910,211         1,334,872            69.88%

Other (income) expense                       653,778            900,304         (246,525)          (27.38%)
                                       --------------    ---------------    --------------

Income (loss)
     before income taxes                   2,591,305          1,009,907         1,581,399          N/A
Income tax provision (benefit)             1,049,986            574,851           475,134          N/A
                                       --------------    ---------------    --------------

Net income (loss)                        $ 1,541,320          $ 435,056       $ 1,106,263          N/A
                                       ==============    ===============    ==============

Revenues

         Sales for 2000 continued its growth trend with a 10.8% increase over 1999 with our retail sales and ASC programs accounting for the majority of the increase. We also opened two new sales/distribution units in 2000, located in Dallas and Houston, TX. Tandy Leather's sales for December 2000 added $575,000 to the total for the year.

         The primary sales growth is currently being generated from the retail customer market. Retail sales in 2000 increased 35% from 1999. In years past, we have focused our marketing efforts primarily toward the wholesale customer. Beginning in 1999, as a result of other companies' intentional decrease and/or elimination of their marketing efforts toward the retail customer, we began to specifically target retail customers in our direct mail advertising program as well as in our sales/distribution units. As a result, we have experienced significant growth in this market. Tandy Leather's mail-order and Internet sales is dominated by retail sales and even though our sales for 2000 weren't impacted (due to the timing of the acquisition), we expect it to contribute significantly to our retail sales growth in the future.



         Our ASC program generated sales of approximately $1.7 million in 2000, with 145 approved ASC's in the program. This compares to 80 approvals for approximately $900,000 in 1999. Tandy Leather has an authorized dealer program in place as well with 74 dealers worldwide and is expected to generate strong sales in this area going forward.

         Our export sales decreased slightly in 2000 as well as specific wholesale categories (shoe care/repair primarily), but were offset by increases in sales in our other core markets (saddle and tack, small manufacturers, etc).

Costs, Gross Profit, and Expenses

         Cost of sales for 2000 totaled $15.1 million or 50.3% of sales resulting in a gross profit margin of 49.7%. This compares to a cost of sales percentage of 54.9% and gross profit margin of 45.1% in 1999. The increase in retail sales continues as the explanation of the improvement in gross profit margins from year to year as well as an increased efficiency in the purchasing of product from vendors due to volume discount and tougher price negotiations.

         Operating  expenses  increased  $1.3 million or 13.1% compared to 1999.
The increase is primarily the result of increases in payroll costs (increased number of employees due to new sales/distribution units opened in 2000, Tandy
Leather acquisition, managers' bonuses (based on higher profits earned at the sales/distribution units)), and advertising costs (increased efforts toward retail customers via direct mailing pieces).

Other (Income) Expense

         Other expenses were down 27.4% from 1999. This reduction is due to the decrease in interest expense as the average outstanding debt balances continue to drop.

Provision (Benefit) for Income Taxes

         The provision for federal and state income taxes was 40% of 2000 income before taxes compared to 57% in 1999. The reduction in the percentage resulted because the non-deductible expenses (goodwill amortization) that has increased the effective percentage of taxes to income in the past were relatively unchanged in amount, but much smaller as a percentage of income before taxes due to the significant increase in income before taxes in 2000.


                                                   Analysis of 1999 Compared to 1998

                                             1999               1998           $ Change          % Change
                                       --------------    ---------------    --------------    --------------

Net sales                                $27,164,399        $22,163,994        $5,000,405            22,56%
Cost of sales                             14,907,768         12,428,324         2,479,444            19.95%
                                       --------------    ---------------    --------------
     Gross profit                         12,256,631          9,735,670         2,520,961            25.89%

Operating expenses                        10,346,420          8,890,045         1,456,375            16.38%
                                       --------------    ---------------    --------------
Operating income (loss)                    1,910,211            845,625         1,064,586           125.89%


Other (income) expense                       900,304            970,340          (70,034)           (7.21%)
                                       --------------    ---------------    --------------

Income (loss)
     before income taxes                   1,009,907          (124,715)         1,134,622          N/A
Income tax provision (benefit)               574,851           (85,524)           660,375          N/A
                                       --------------    ---------------    --------------

Net income (loss)                          $ 435,056          $(39,191)          $474,247          N/A
                                       ==============    ===============    ==============

Revenues

         The Company experienced encouraging growth in net sales during 1999 primarily due to the absorption of a portion of Tandycrafts' market share that it abandoned during the year and the early signs of renewed interest in the western apparel and craft markets. In addition, we opened four new sales/distribution units in 1999, located in Portland, OR, Billings, MT, Austin, TX, and Tucson, AZ.

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

         The ASC program began in April 1999, and as of December 31, 1999, we had approximately 80 approved ASCs. In 1999, the ASCs generated sales of over $900,000. Sales in our institutional (prisons and prisoners, schools, hospitals, etc.) and other core markets (saddle and tack, semi-professional hobbyists, small manufacturers) showed steady and positive growth trends as well.

Costs, Gross Profit, and Expenses

         Cost of sales for 1999 totaled $14.9 million or 54.9% of sales. The percentage increase over 1998 was 20%. The impact of this increase becomes evident when compared to the 22.5% increase in sales. The 2.5% gain in gross profit to sales in 1999 resulted in a gross profit percentage of 45.1% - the highest in the Company's history - compared to 43.9% in 1998. The most significant factor supporting this improvement is the increase in our retail business as retail sales historically produce the highest profit margins. In 1999, we experienced a 70% jump in retail sales from 1998.

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

Financial Condition

         At the end of 1999, the Company had inventory of $8.8 million and $983,000 of property and equipment (net of depreciation and amortization). Goodwill and intangible assets (net of amortization) were $4.8 million and $191,000. Net total assets were $18.2 million. Current liabilities were $9.3 million (including current maturities of long-term indebtedness), and long-term liabilities were $121,000. Total stockholders' equity was $8.7 million.

         During 2000, net cash provided from operating activities was $3.9 million. Prior to the Tandy Leather transaction on November 30, 2000, the Company had applied $2.54 million to reduce the outstanding balance of its credit facility described below, leaving an outstanding principal balance of $3.28 million. On November 30, 2000, the Company drew an additional $2.75 million on this line to fund the cash portion of the purchase price for the Tandy Leather assets. The Company also assumed $658,000 of current liabilities of the seller.

         Upon consummation of the purchase of the Tandy Leather assets, the Company recorded the following additions to the Company's assets:

                                                    Recorded Value
                        Assets                            at
                        ------                      Nov. 30, 2000
                                                   ----------------
                Accounts receivable, net                $   268,199
                Inventory                                 1,960,209
                Goodwill                                    409,920
                Other Intangibles                           391,179
                Artwork                                     250,000
                Property and equipment                      167,742
                Other                                        60,622
                                                   -----------------
                             TOTAL                      $ 3,507,871
                                                   =================


         At December 31, 2000, the Company had inventory of $9.2 million and net property and equipment of $1.2 million. Goodwill and other intangibles (net of amortization and depreciation) were $5.0 million and $615,000, with the Tandy Leather transaction resulting in the addition of $250,000 in artwork. Net total assets were $19.7 million. Current liabilities were $9.3 million (including current maturities of long-term indebtedness), while long-term liabilities were $13,000. Total stockholders' equity at the end of 2000 had increased to $10.3 million, principally as a result of the $1.5 million of net income recorded by the Company during 2000.

         As a result of various adjustments arising out of the Tandy Leather transaction, a total of $157,000 was owed to the Company by Tandycrafts, Inc. at December 31, 2000, of which the entire amount has been paid as of March 15, 2001.

Capital Resources and Liquidity

         On November 19, 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("WFBC"), in which WFBC agreed to provide a credit facility of up to $8,650,000 (the "Credit Facility"). The Credit Facility has a three-year term and is secured by all of the assets of the Company. The initial borrowings from WFBC were used to pay all amounts due by the Company to FINOVA Capital Corporation and The Schlinger Foundation.

         On November 30, 2000, the Company and its subsidiaries entered into a First Amendment to Credit and Security Agreement (the Amendment"), with WFBC. There, WFBC consented to the Tandy Leather transaction and amended certain financial tests to reflect the acquisition of the Tandy Leather assets and to make previously contemplated extensions of these tests. Among these changes, the Amendment dropped a minimum debt service requirement in the existing credit agreement, and increased the percent of eligible inventory book value and the total amount of eligible inventory (both computed as provided in the credit agreement) that can be included in the Company's borrowing base under the credit agreement. Also, the Company's required minimum book net worth and minimum net income (as these are computed under the agreement) were adjusted for the balance of the calendar year 2000. In addition, extensions of these requirements were negotiated that raised the standards for the Company from the earlier provisions. The higher standards reflected the Company's improved financial performance since the credit agreement was signed.


         The  Company  is  currently  in  compliance   with  all  covenants  and
conditions contained in the Credit Facility and has no reason to believe that it will  not  continue  to  operate  in  compliance  with the  provisions  of these financing  arrangements.  The  principal  terms  and  conditions  of the  Credit
Facility are described in further detail in Note 5 to the Consolidated Financial
Statements.

         The Company borrows and repays funds under revolving credit terms as needed. Principal balances at the end of each quarter during both facilities' existence are shown below:

  4th Qtr. `99     1st Qtr. `00    2nd Qtr. `00     3rd Qtr. `00    4th Qtr. `00
  ------------     ------------    ------------     ------------    ------------
   $5,818,652       $5,733,960      $5,070,780       $4,288,372      $5,650,965

         Total indebtedness with WFBC (revolving credit and one term loan) at the end of 1999 and 2000 are shown below:

                                                                           December 31,
                                              --------------------------------------------------------------------------
                                                            1999                                    2000
                                              --------------------------------------------------------------------------

                                                                     Accrued                                 Accrued
                                               Principal            Interest            Principal            Interest
                                              -------------------------------------------------------------------------
         Revolving Line                           $5,818,652             $49,762           $5,650,965           $50,951
         Term Loan                                   150,000               1,163                  -0-               -0-
                                              --------------       -------------        -------------       -----------
                         TOTAL                    $5,968,652             $50,925           $5,650,965           $50,951
                                              ==============       =============        =============       ===========

         The primary source of liquidity and capital resources during 2000 was cash flow provided by operating activities. Cash flows from operations for 2000 were $3.9 million. The largest portion of the operating cash flow was generated from the decrease in inventory levels.

         Accounts receivable decreased slightly to $2.2 million despite the addition of $268,000 in accounts receivable from Tandy Leather acquisition compared to $2.3 million at December 31, 1999. Inventory increased to $9.2 million at December 31, 2000 from $8.8 million at December 31, 1999. The Tandy Leather acquisition on November 30, 2000 accounted for a $1.9 million inventory increase while TLF's inventory decreased $1.4 million from December 31, 1999. The aging of accounts receivable (excluding the impact of the accounts receivable acquired from Tandy in November 2000) has remained virtually unchanged from 1999 to 2000. Management is exploring various options to improve the aging and increase the efficiency in which the accounts are monitored and managed.

         Inventory turned 3.64 times during 2000 (excluding the impact of the Tandy inventory acquired in November 2000), improving slightly from the 1999 ratio of 3.45 times and the 1998 ratio of 3.11 times. The implementation of a new information system has been very helpful in the monitoring of inventory levels throughout the Company.

         Accounts payable increased to $2.2 million at December 31, 2000 from $1.8 million at the end of 1999. The balance would have remained constant with the prior year had it not been for the trade payables assumed in connection with the Tandy Leather acquisition.

         The Company's current ratio remained fairly constant at December 31, 2000 and 1999 (1.36 and 1.31, respectively). If, however, accounting rules had not required the Company's debt with WFBC to be classified as short-term (even though the maturity is in November 2002), the current ratio at December 31, 2000 would have been 3.57.

         The largest use of cash generated from the decrease in inventory and accounts receivable in 2000 was for debt reduction prior to the Tandy Leather acquisition and various capital expenditures. Capital expenditures totaled
$378,000 and $254,000 for the years ended December 31, 2000 and 1999, respectively. Approximately 50% of 2000 capital spending was for new computer equipment and software with the remainder split between office and warehouse fixtures, machinery and other equipment, and leasehold improvements.


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

Item 8.  Financial Statements and Supplementary Data.

         The Financial Statements and Financial Statement Schedule are filed as a part of this report. See page 15, Index to Consolidated Financial Statements.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                            THE LEATHER FACTORY, INC.
                            -------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Consolidated Balance Sheets at December 31, 2000 and 1999  ..............     20
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999, and 1998  ....................................     21
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998   ....................................     22
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2000, 1999, and 1998  ..............................     23
Notes to Consolidated Financial Statements  .............................     24

     Financial Statement Schedules for the years ended December 31, 2000, 1999, and 1998:

II - Valuation and Qualifying Accounts and Reserves  ....................     36

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

     Report of Independent Auditors  ....................................     37


                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,    December 31,
                                                                                     2000            1999
                                                                                ------------    ------------
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                       $    234,141    $    134,465
     Cash restricted for payment on revolving credit facility                        390,467         317,904
     Accounts receivable-trade, net of allowance for doubtful accounts of
         $338,000 and $177,000 in 2000 and 1999, respectively                      2,191,996       2,292,645
     Inventory                                                                     9,205,898       8,807,963
     Deferred income taxes                                                           130,802         160,165
     Other current assets                                                            510,473         533,841
                                                                                ------------    ------------
                                     Total current assets
                                                                                  12,663,777      12,246,983
                                                                                ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                                    3,657,601       3,143,594
  Less-accumulated depreciation and amortization                                  (2,494,732)     (2,160,336)
                                                                                ------------    ------------
                                     Property and equipment, net                   1,162,869         983,258

GOODWILL, net of accumulated amortization of $1,367,000
     and $1,160,000 in 2000 and 1999, respectively                                 4,964,704       4,767,885

OTHER INTANGIBLES, net of accumulated amortization of
     $100,000 and $45,000, in 2000 and 1999, respectively                            615,647         191,048
OTHER assets                                                                         279,082          31,601
                                                                                ------------    ------------
                                                                                $ 19,686,079    $ 18,220,775
                                                                                ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $  2,159,910    $  1,805,918
     Accrued expenses and other liabilities                                        1,290,613         978,969
     Income taxes payable                                                             94,795         474,262
     Notes payable and current maturities of long-term debt                        5,759,626       6,061,735
                                                                                ------------    ------------
                                     Total current liabilities                     9,304,944       9,320,884
                                                                                ------------    ------------

DEFERRED INCOME TAXES                                                                 72,473          97,780

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                           13,025         121,686

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)                                           --              --

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000 shares authorized,
         none issued or outstanding                                                     --              --
     Common stock, $0.0024 par value; 25,000,000 shares authorized, 9,908,161 and 9,853,161 shares issued and outstanding at 2000 and 1999,
         respectively                                                                 23,780          23,648
     Paid-in capital                                                               3,946,608       3,901,740
     Retained earnings                                                             6,471,754       4,930,434
     Less: Notes receivable - secured by common stock                               (120,339)       (153,416)
     Accumulated other comprehensive loss                                            (26,166)        (21,981)
                                                                                ------------    ------------
                                     Total stockholders' equity                   10,295,637       8,680,425
                                                                                ------------    ------------
                                                                                $ 19,686,079    $ 18,220,775
                                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.






                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                             2000               1999                 1998
                                                                   ------------------   ----------------    -----------------



NET SALES                                                              $  30,095,264     $   27,164,399         $ 22,163,994


COST OF SALES                                                             15,147,547         14,907,768           12,428,324
                                                                   ------------------   ----------------    -----------------

             Gross profit                                                 14,947,717         12,256,631            9,735,670

OPERATING EXPENSES                                                        11,702,633         10,346,420            8,890,045
                                                                   ------------------   ----------------   -----------------

INCOME FROM OPERATIONS                                                     3,245,084          1,910,211              845,625

OTHER INCOME (EXPENSE):
        Interest expense                                                   (617,400)          (923,092)          (1,003,649)
        Other, net                                                          (36,379)             22,788               33,309
                                                                   ------------------   ----------------    -----------------
             Total other income (expense)                                  (653,779)          (900,304)            (970,340)
                                                                   ------------------   ----------------   -----------------

INCOME (LOSS)  BEFORE INCOME TAXES                                         2,591,305          1,009,907            (124,715)

PROVISION (BENEFIT) FOR INCOME TAXES                                       1,049,985            574,851             (85,524)
                                                                   ------------------   ----------------   -----------------

NET INCOME (LOSS)                                                      $   1,541,320        $   435,056         $   (39,191)
                                                                   ==================   ================    =================





NET INCOME (LOSS) PER COMMON SHARE                                        $     0.16         $     0.04          $    (0.00)
                                                                   ==================   ================   =================

NET INCOME (LOSS) PER COMMON SHARE--Assuming Dilution                     $     0.15         $     0.04          $    (0.00)
                                                                   ==================   ================    =================

   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                        2000           1999           1998
                                                                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $ 1,541,320    $   435,056    $   (39,191)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
     Depreciation and amortization                                                      582,778        567,452        527,443
    (Gain) loss on sales of assets                                                        5,089           --           (9,118)
     Amortization of deferred financing costs                                            44,804        225,953        233,239
     Other                                                                                 (128)        13,426         (5,273)
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                                   368,848       (710,186)       282,817
       Inventory                                                                      1,562,274     (1,851,357)       323,096
       Income taxes payable                                                            (379,467)       615,201         57,031
       Other current assets                                                              83,990       (294,684)       115,140
       Accounts payable                                                                (137,686)       786,849         77,023
       Accrued expenses and other liabilities                                           230,732        448,180        (28,987)
                                                                                    -----------    -----------    -----------

      Total adjustments                                                               2,361,234       (199,166)     1,572,411
                                                                                    -----------    -----------    -----------

      Net cash provided by operating activities                                       3,902,554        235,890      1,533,220
                                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (377,840)      (254,274)      (137,828)
  Payments in connection with business acquired                                      (2,999,159)          --             --
  Proceeds from sales of assets                                                           2,484           --           10,000
 (Increase) decrease in other assets                                                      2,519          2,235         (2,934)
  Other intangible costs                                                                   --           (8,174)        (1,728)
                                                                                    -----------    -----------    -----------

      Net cash used in investing activities                                          (3,371,996)      (260,213)      (132,490)
                                                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                                    (167,687)     2,220,664       (432,531)
  Proceeds from notes payable and long-term debt                                           --          150,000           --
  Payments on notes payable and long-term debt                                         (243,083)    (2,605,453)      (620,223)
 (Increase) decrease in cash restricted for payment on revolving credit facility        (72,563)       (85,066)        86,295
  Payments received on notes receivable - secured by common stock                        33,077         71,334         32,867
  Proceeds from issuance of common stock                                                 45,000           --             --
  Deferred financing costs incurred                                                     (25,626)      (103,090)       (27,235)
                                                                                    -----------    -----------    -----------

      Net cash used in financing activities                                            (430,882)      (351,611)      (960,827)
                                                                                    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                          99,676       (375,934)       439,903
CASH, beginning of year                                                                 134,465        510,399         70,496
                                                                                    -----------    -----------    -----------

CASH, end of year                                                                   $   234,141    $   134,465    $   510,399
                                                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                                   $   572,577    $   697,996    $   787,148
  Income taxes paid during the period, net of (refunds)                               1,424,648        (57,681)      (117,609)

NON-CASH INVESTING ACTIVITIES:
 Computer equipment acquired under capital lease financing arrangements             $      --      $   217,493    $      --


   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                         Common Stock                                               Notes        Accumulated
                                 ----------------------------                                    receivable         Other
                                    Number            Par          Paid-in        Retained      - secured by    Comprehensive
                                   Of shares         value         capital        earnings      common stock    Income (Loss)
                                 ------------    ------------   ------------    ------------    ------------    ------------
BALANCE, December 31, 1997          9,853,161    $     23,648   $  4,119,915    $  4,534,569    $   (257,617)   $    (14,018)


  Payments on notes receivable -
   secured by common stock               --              --             --              --            32,867            --

  Allocation of suspended ESOP
   shares committed to be released       --              --         (258,175)           --              --              --

  Warrants issued to acquire
  200,000 shares of common stock         --              --           40,000            --              --              --

  Net Loss                               --              --             --           (39,191)           --              --

  Translation adjustment                 --              --             --              --              --           (11,720)
                                 ------------    ------------   ------------    ------------    ------------    ------------

BALANCE, December 31, 1998          9,853,161    $     23,648   $  3,901,740    $  4,495,378    $   (224,750)   $    (25,738)

  Comprehensive loss for the year ended December 31, 1998

  Payments on notes receivable -
   secured by common stock               --              --             --              --            71,334            --

  Net Income                             --              --             --           435,056            --              --

  Translation adjustment                 --              --             --              --              --             3,757
                                 ------------    ------------   ------------    ------------    ------------    ------------

BALANCE, December 31, 1999          9,853,161    $     23,648   $  3,901,740    $  4,930,434    $   (153,416)   $    (21,981)


  Comprehensive income for the year ended December 31, 1999

  Payments on notes receivable -
         secured by common stock         --              --             --              --            33,077            --


  Shares issued - employee stock
     options exercised                 55,000             132         44,868            --              --              --

  Net Income                             --              --             --         1,541,320            --              --


  Translation adjustment                 --              --             --              --              --            (4,185)
                                   ------------  ------------    ------------    ------------    ------------    ------------

BALANCE, December 31, 2000            9,908,161  $     23,780    $  3,946,608    $  6,471,754    $   (120,339)   $    (26,166)


  Comprehensive income for the year ended December 31, 2000


                                   Unearned
                                     ESOP                        Comprehensive
                                    Shares           Total       Income (Loss)
                                 ------------    ------------    ------------

BALANCE, December 31, 1997       $   (273,851)   $  8,132,646

  Payments on notes receivable -
   secured by common stock               --            32,867

  Allocation of suspended ESOP
   shares committed to be released    273,851          15,676

  Warrants issued to acquire
  200,000 shares of common stock         --            40,000

  Net Loss                               --           (39,191)        (39,191)

  Translation adjustment                 --           (11,720)        (11,720)
                                 ------------    ------------

BALANCE, December 31, 1998       $       --      $  8,170,278

                                                                 ------------
  Comprehensive loss for the year ended December 31, 1998        $    (50,911)
                                                                 ============
  Payments on notes receivable -
   secured by common stock               --            71,334

  Net Income                             --           435,056         435,056

  Translation adjustment                 --             3,757           3,757
                                 ------------    ------------

BALANCE, December 31, 1999       $       --      $  8,680,425

                                                                 ------------
  Comprehensive income for the year ended December 31, 1999      $    438,813
                                                                 ============

  Payments on notes receivable -
         secured by common stock        --            33,077

  Shares issued - employee stock
     options exercised                  --            45,000

  Net Income                            --         1,541,320        1,541,320

  Translation adjustment                --            (4,185)          (4,185)
                                 ------------    ------------

BALANCE, December 31, 2000       $       --      $ 10,295,637

                                                                 -------------
  Comprehensive income for the year ended December 31, 2000      $   1,537,135
                                                                 =============



   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998


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

Inventory

The Company's inventory is valued at the lower of first-in, first-out cost or market and consists of the following at December 31:

                                                       2000             1999
                                                       ----             ----
       Finished goods held for sale                 $8,175,429       $7,629,995
       Raw Materials and work in process             1,030,469        1,177,968
                                                    ----------       ----------
                                                    $9,205,898       $8,807,963
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

       Leasehold improvements             5-7 years (or lease term if shorter)
       Equipment                          5-10 years
       Furniture and fixtures             5-7 years
       Automobiles                        5 years

Depreciation expense was $358,787; $347,651; and $308,568 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Amortization expense of $223,991 in 2000; $219,801 in 1999; and $218,875 in 1998
was recorded in operating expenses.

Advertising Costs

With the exception of catalog costs, advertising costs are expensed as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to fifteen months. Such capitalized costs are included in other current assets and totaled $40,579 and $29,635 at December 31, 2000 and 1999, respectively. Total advertising expense was $1,353,520 in 2000; $1,040,671 in 1999; and $908,432 in 1998.

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

Long-Lived Assets

The Company applies SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company determined that as of December 31, 2000 and 1999, it had no long-lived assets that met the impairment criteria of SFAS No. 121.

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

Reclassification

Certain   reclassifications  have  been  made  to  conform  the  1998  financial statements to the presentation in 1999 and 2000. The reclassifications had no effect on net income.

3.  OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31:

                                           2000            1999
                                           ----            ----
       Accounts receivable - employees    $106,370        $ 63,643
       Accounts receivable - other         160,417         189,373
       Prepaid expenses                    177,535         237,152
       Other                                66,151          43,673
                                        ----------      ----------
                                          $510,473        $533,841
                                        ==========      ==========


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued  expenses and other  liabilities  consisted of the following at December
31:

                                              2000            1999
                                              ----            ----
       Accrued bonuses                     $  784,528      $  462,503
       Accrued payroll                        118,138         100,771
       Accrued ESOP contribution               86,000         160,000
       Sales and payroll taxes payable         52,851          41,047
       Other                                  249,096         214,648
                                          -----------     -----------
                                           $1,290,613      $  978,969
                                          ===========     ===========


5.  NOTES PAYABLE AND LONG-TERM DEBT

On November 19, 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo"), pursuant to which Wells Fargo agreed to provide a credit facility of up to $8,650,000 in debt (the "Debt Facility"). The Debt Facility has a three-year term and is made up of a revolving credit facility and a $150,000 term note.


At  December  31,  2000 and  1999,  the  amounts  outstanding  under  the  above agreements and other long-term debt consisted of the following:
                                                                                                2000               1999
                                                                                                ----               ----
        Credit and Security  Agreement with Wells Fargo - collateralized  by all of the assets of the Company; payable as follows:

                 Revolving Note dated November 19, 1999 in the maximum principal amount of  $8,500,000  with  revolving  features  as more fully described below - interest due monthly at prime plus 1/2% (9.5%
                 at December 31, 2000); matures November 30, 2002                            $5,650,965         $5,818,652


                 Term Note dated  November  19, 1999 in the  original  principal amount of $150,000 -- $30,000 monthly principal payments plus
                 interest at prime plus1/2%; matured May 1, 2000                                       -          $150,000

        Capital Leases secured by computer  equipment - total monthly  principal and interest payments of $9,324 at approximately 12% interest; maturing
        in February through August of 2002                                                       121,686           214,769
                                                                                         ---------------   ---------------
                                                                                               5,772,651         6,183,421
        Less - Current maturities (see below)                                                  5,759,626         6,061,735
                                                                                         ---------------   ---------------
                                                                                             $    13,025        $  121,686
                                                                                         ===============   ===============

The current portion of long-term debt includes the Wells Fargo Revolving Credit Loan although this obligation does not mature until November 30, 2002. The classification of this debt was attributable to an accounting requirement that a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain an arrangement, whereby cash collections from the borrower's customers directly reduce the debt outstanding, to be classified as a short-term obligation (Emerging Issues Task Force Issue 95-22). A covenant of the Debt Facility is that collections from customers are to be deposited into a cash collateral account that directly pays down the Revolving Credit Loan. The balance in this account comprises the restricted cash on the Company's balance sheet. Because of this arrangement and the fact that the debt agreement contains a clause that would allow acceleration of payment of the debt in case of a "material adverse change", this rule applies. Management does not believe that any such acceleration will occur.

The Company periodically has outstanding letters of credit for inventory purchase commitments with terms ranging from sight to 90 days. As of December 31, 2000, there were no letters of credit outstanding.

Pursuant to the Credit and Security Agreement with Wells Fargo, the overall combined borrowings under the revolving credit facility and outstanding balance on letters of credit is limited to a combined amount of $8,500,000. Of the $8,500,000 limit, letters of credit cannot exceed $500,000. The unused portion of the letter of credit limit can be utilized for borrowings, up to the limits imposed for the indebtedness. Total borrowings under this arrangement are subject to a percentage of trade accounts receivable and inventory reduced by the outstanding balance of letters of credit and any required reserves. The unused portion of the credit facility at December 31, 2000 and 1999 was $884,759 and $508,410, respectively.

The terms of the Debt Facility contain various covenants which among other things require the Company to maintain a certain level of income and book net worth and limit capital expenditures. Other covenants prohibit the Company from incurring indebtedness except as permitted by the terms of the Debt Facility, from declaring or paying cash dividends upon any of its stock and from entering into any new business or making material changes in any of the Company's business objectives, purposes or operations.

Scheduled maturities of the Company's notes payable and long-term debt are as follows:

                              2001         $   108,661
                              2002           5,663,990
                                           -----------
                                           $ 5,772,651
                                           ===========

6.  EMPLOYEE BENEFIT PLAN

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

The Company applies Statement of Position 93-6 (SOP 93-6"), "Employers' Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs. Contributions made during 1994 and 1995 in the amount of $99,962 and $226,222, respectively, represented securities acquisition loans. In accordance with SOP 93-6, securities purchased with these loans were recorded as unearned ESOP shares. The unearned ESOP share account is reduced by the cost of the shares when they are committed to be released to participants as payments are made on the loans using the principal and interest method. Compensation expense is measured using the average fair market value when shares are committed to be released to the employee. The Company contributed $249,017, $208,214; and $125,408 in cash as current year contributions to the plan during 2000, 1999, and 1998, respectively, and recognized compensation expense related to these payments of $249,017, $208,214; and $42,046 in 2000, 1999, and 1998, respectively. Furthermore, on January 21, 1999, the Company made an additional contribution to the Plan for December 1998 in the amount of $261,920. As a result of this contribution, the Company recognized an additional compensation expense of $10,538 during 1998 relating to the Plan.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2000, 1999, and 1998:

                            No. of Shares                    Market Value
                            -------------                    ------------
                      2000     1999     1998         2000      1999      1998
                      ----     ----     ----         ----      ----      ----
       Allocated      808,539  598,132  692,606     $808,539  $486,281  $173,152
       Unearned             -        -        -            -         -         -
                      -------  -------  -------     --------  --------  --------
        Total         808,539  598,132  692,606     $808,539  $486,281  $173,152
                      =======  =======  =======     ========  ========  ========

The Company currently offers no postretirement or postemployment benefits to its employees.


7.  INCOME TAXES

The provision for income taxes consists of the following:

                                        2000         1999         1998
                                        ----         ----         ----
      Current provision (benefit):
                   Federal           $  849,994   $  370,053   $  (60,240)
                     State              191,070      207,171      (12,340)
                                     ----------   ----------   ----------
                                      1,041,064      577,224      (72,580)

      Deferred provision (benefit):
                   Federal                7,418       (2,373)     (10,900)
                    State                 1,503            -       (2,044)
                                     ----------   ----------   ----------
                                          8,921       (2,373)     (12,944)
                                     ----------   ----------   ----------
                                     $1,049,985   $  574,851   $  (85,524)
                                     ==========   ==========   ==========

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

                                                          2000         1999
                                                          ----         ----
Deferred income tax assets:
    Allowance for doubtful accounts                     $  33,621    $  66,453
    Capitalized inventory costs                            88,575       85,175
    Accrued expenses, reserves, and other                   8,606        8,537
                                                        ---------    ---------

    Total deferred income tax assets                      130,802      160,165
                                                        ---------    ---------
Deferred income tax liabilities:
    Property and equipment depreciation                    63,395       83,598
    Goodwill and other intangible assets amortization      11,643       11,337
    Tax effect of translation adjustment and other         (2,565)       2,845
                                                        ---------    ---------

    Total deferred income tax liabilities                  72,473       97,780
                                                        ---------    ---------

    Net deferred tax asset                              $  58,329    $  62,385
                                                        =========    =========


The effective tax rate differs from the statutory rate as follows:
                                                       2000     1999     1998
                                                      -----    -----    -----
          Statutory rate                                34%      34%     (34%)
          State and local taxes                          7%      20%      (7%)
          Non-deductible goodwill amortization           3%       8%      67%
          ESOP transaction                               0%       0%    (112%)
          Other                                         (3%)     (5%)     17%
                                                      -----    -----    -----
          Effective rate                                41%      57%     (69%)
                                                      =====    =====    =====



8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's primary office facility and warehouse are leased under a five-year
lease  agreement  that  expires  in  March  2003.   Rental  agreements  for  the
sales/distribution  units  expire on dates  ranging  from March 2001 to February
2006.  The  Company's  lease  agreement for the  manufacturing  facility in Long
Island City, New York, expires on June 30, 2003.

Rent expense on all operating leases for the years ended December 31, 2000, 1999 and 1998, was $1,106,171; $1,047,882; and $1,017,491, respectively.

Capital Leases

The Company leases certain  computer  equipment under capital lease  agreements.
Assets subject to the agreements totaling $346,601 and related accumulated depreciation of $177,929 and $108,608 are included in property and equipment as of December 31, 2000 and 1999, respectively.

Commitments

Future minimum lease payments under capital and  noncancelable  operating leases at December 31, 2000 were as follows:
                                                                           Capital     Operating
                                                                            Leases      Leases
                                                                          ----------  -----------
     Year ending December 31:
                                     2001                                  $ 111,058  $ 1,214,827
                                     2002                                     32,837    1,103,477
                                     2003                                          -      687,054
                                     2004                                          -      265,629
                                     2005 and thereafter                           -      100,006
                                                                          ----------  -----------
     Total minimum lease payments                                            143,895  $ 3,370,993
                                                                                      ===========
     Less amount representing interest                                        22,210
                                                                          ----------
     Present value of net minimum capital lease payments                     121,685
     Less current installments of minimum capital lease payments             108,660
                                                                          ----------
     Long-term capital lease obligations, excluding current installments   $  13,025
                                                                          ==========

Litigation

The Company is involved in various litigation that arise in the ordinary course of its business and operations. There are no such matters pending that the Company expects to have a material impact on its financial position and results of operations.

9.  SIGNIFICANT BUSINESS CONCENTRATIONS AND CREDIT RISK

Major Customers

The Company's revenues are derived from a diverse group of customers primarily involved in the sale of leather crafts and western apparel items. While no single customer accounts for more than 10% of the Company's consolidated revenues in 2000, 1999 and 1998, sales to the Company's five largest customers represented 14%, 19% and 18%, respectively, of consolidated revenues in those years. While management does not believe the loss of one of these customers would have a negative impact on the Company's operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect the Company's operating results.


Major Vendors

The Company purchases a significant portion of its inventory through one supplier. Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on the Company's operations.

Credit Risk

Due to the large number of customers comprising the Company's customer base, concentrations of credit risk with respect to customer receivables are limited.
At December 31, 2000 and 1999, 18% and 29%, respectively, of the Company's consolidated accounts receivable were due from three nationally recognized retail chains. The Company does not generally require collateral for accounts receivable, but performs periodic credit evaluations of its customers and believes the allowance for doubtful accounts is adequate. It is management's opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on the Company's results of operations and financial condition.


10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         2000          1999           1998
                                                         ----          ----           ----

Numerator:
      Net income (loss)                              $ 1,541,320   $   435,056    $   (39,191)
      Numerator for basic and diluted earnings per          --            --
      share                                            1,541,320       435,056        (39,191)


Denominator:
      Denominator for basic earnings per share -
      weighted-average shares                          9,875,606     9,853,161      9,803,887

Effect of dilutive securities:
      Stock options                                      134,300         5,019           --
      Warrants                                           172,897        31,918           --
                                                     -----------   -----------    -----------
Dilutive potential common shares                         307,197        36,937           --
                                                     -----------   -----------    -----------
      Denominator for diluted earnings per share -
      adjusted weighted-average shares and assumed
      conversions                                     10,182,803     9,890,098      9,803,887
                                                     ===========   ===========    ===========

      Basic earnings per share                       $      0.16   $      0.04    $     (0.00)
                                                     ===========   ===========    ===========
                                                     $      0.15   $      0.04    $     (0.00)
      Diluted earnings per share                     ===========   ============   ===========

For additional disclosures regarding the employee stock options and the warrants, see note 11. Unexercised employee and director stock options to purchase 6,000 and 150,000 shares of common stock as of December 31, 2000 and 1999, respectively, were not included in the computations of diluted earnings per share ("EPS") because the options' exercise prices were greater than or equal to the average market prices of the common stock and, therefore, the effect would be antidilutive. The net effect of converting stock options to purchase 452,000 and 447,000 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2000 and 1999, respectively.


11.  STOCKHOLDERS' EQUITY

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


Stock Option Summary
All options expire ten years from the date of grant and are exercisable at any time after vesting. Of the combined 1,100,000 shares available for issuance under the two plans, at December 31, 2000, 1999 and 1998, there were 587,000;
647,000; and 557,000; respectively, shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2000, 1999, and 1998, is as follows:

                                                 2000                     1999                     1998
                                       -----------------------    ----------------------   ----------------------
                                                     Weighted                  Weighted                 Weighted
                                                     Average                   Average                   Average
                                         Option      Exercise       Option     Exercise      Option     Exercise
                                         Shares       Price         Shares      Price        Shares       Price
                                       ------------ -----------   ----------- -----------   ----------  ----------
   Outstanding at January 1                453,000      $0.779       543,000      $0.758      566,000      $0.874
   Granted                                  60,000       0.958        10,000       0.690      108,000       0.500
   Forfeited or expired                       -           -         (100,000)      0.656     (131,000)      1.047
   Exchanged                                  -           -             -           -             -           -
   Exercised                              (55,000)       0.676          -           -             -           -
                                       ------------ -----------   ----------- -----------   ----------  ----------
   Outstanding at December 31              458,000      $0.814       453,000      $0.779      543,000      $0.758
                                       ============ ===========   =========== ===========   ==========  ==========
   Exercisable at end of year              358,000      $0.820       318,000      $0.813      255,000      $0.838
                                       ============ ===========   =========== ===========   ==========  ==========
   Weighted-average fair value of
    Options granted during year             $ 0.61                    $ 0.45                   $ 0.31
                                       ============               ===========               ==========


The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2000:

                                           Options Outstanding                        Options Exercisable
                                   -------------------------------------      -------------------------------------
                                                 Weighted     Weighted                       Weighted    Weighted
                                                  Average     Average                        Average     Average
                                      Option     Exercise     Maturity           Option      Exercise    Maturity
      Exercise Price Range            Shares       Price      (Years)            Shares       Price      (Years)
      --------------------         ------------- ----------  -----------      ------------- ----------- -----------
          $0.75 or Less                  67,000    $ 0.585         7.32             27,000      $0.642        7.79

       More than $0.75 and
         Less Than $1.00                375,000      0.829         5.42            325,000       0.813        4.75

         More than $1.00                 16,000      1.422         8.13              6,000       2.021        5.42
                                   ------------- ----------  -----------      ------------- ----------- -----------
                                        458,000    $ 0.814         5.79            358,000     $ 0.820        4.99
                                   ============= ==========  ===========      ============= =========== ===========

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.75% in 2000; 5.88% in 1999; and 5.00% in 1998; dividend yields of 0% for all years; volatility factors of .821 for 2000, .851 for 1999; and .693 for 1998; and an expected life of the valued options of 5 years for all years other than some exchanged options reissued in 1997 which had an expected remaining life of 4 years.


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

                                                                     2000        1999          1998
                                                                     ----        ----          ----

Pro forma net income (loss)                                      $ 1,419,693  $  277,780   $  (310,098)


Pro forma net income (loss) per common share                     $      0.14  $     0.03   $     (0.02)


Pro forma net income (loss) per common share--Assuming Dilution  $      0.14  $     0.03   $     (0.02)


Warrants

In connection with the issuance of a Subordinated Debenture in 1997, which has since then been satisfied in its entirety, the Company issued warrants to acquire up to 100,000 shares of Common Stock at $.54 per share to certain unrelated individuals. The warrants may be exercised at anytime until expiration on November 21, 2002.

Warrants to acquire up to 200,000 shares of common stock at approximately $0.44 per share were issued in conjunction with a consulting agreement to an unrelated individual in August 1998. The warrants may be exercised at anytime until expiration on August 3, 2003. The fair value for these warrants was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of .645; and an expected life of 3 years. The estimated fair value of the warrants of $40,000 was recorded as an expense in 1998.

Notes Receivable Secured by Common Stock

During 1996, the Company purchased certain notes from NationsBank that are collateralized by the Company's common stock. These notes relate to shares issued under the Company's 1993 Non-Qualified Incentive Stock Option Plan. These notes, as renewed in 2000, are due from certain individuals including officers and other members of management, require monthly payments, and have various maturity dates ranging from June 30, 2001 to December 31, 2002.


12. BUSINESS ACQUISITION

In November 2000, the Company acquired the assets, primarily accounts receivable, inventory, fixtures, and equipment, of TLC Direct, Inc. and Tandy Leather Dealer, Inc. (dba Tandy Leather Company), a distributor of leather and related products located in Fort Worth, Texas. Additionally, the Company acquired the exclusive right to certain trademarks associated with the Tandy Leather business. The total purchase price for the operating and intangible assets was approximately $2,850,000, subject to adjustment. The purchase price was funded with proceeds from the Company's revolving credit facility (see note
5). The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of cost over the fair value of net assets acquired of approximately $410,000 was recorded as goodwill and is being amortized over a period of 15 years. The operations of the acquired business have been included in the Company's financial statements beginning December 1, 2000.

The following pro forma information (unaudited) has been prepared as if the acquisition of Tandy Leather had occurred at the beginning of each of the years ended December 31, 2000 and 1999. Such information is not necessarily reflective of the actual results that would have occurred had the acquisition occurred on those dates.
                                                           2000         1999
                                                           ----         ----
Net Sales                                              $36,708,000  $43,996,000
Net Income (loss)                                      $ 1,637,000  $(4,327,000)
Net Income (loss) per common share                           $0.17       $(0.44)
Net Income (loss per common share - assuming dilution        $0.16       $(0.44)


13. SEGMENT INFORMATION

SFAS  No.  131,  "Disclosures  about  Segments  of  an  Enterprise  and  Related
Information", establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources and in accessing performance.

The Company  identifies  its segments  based on the activities of three distinct businesses:  The Leather  Factory,  which sells  product to both  wholesale  and retail customers, consists of a chain of sales/distribution units located in the
United States and Canada; Tandy Leather Company,  which sells product throughout the United States via the Internet and mail-order,  and internationally  through
authorized  dealers;  and  Roberts,   Cushman  &  Company,   which  manufactures
decorative hat trims sold directly to hat manufactures and distributors.

The Company previously defined its operations as consisting of a single reporting segment as provided for under the aggregation criteria of SFAS No.
131. During 2000, the Company revised its presentation of segment information to reflect the Company initiative to establish strategic business units.

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as operating earnings, defined as income before interest and income taxes. The "Tandy Leather
Company" column for the year ended December 31, 2000 contains operating results beginning after its November 30, 2000 acquisition.


                                                 The Leather       Tandy Leather    Roberts, Cushman
                                                   Factory            Company             & Co             Total
                                              ------------------ ------------------ ------------------ ---------------

For the year ended December 31, 2000
Net Sales                                          $ 27,060,406        $   575,635         $2,459,223     $30,095,264
Gross Profit                                         13,735,454            252,453            959,810      14,947,717
Operating earnings (loss)                             2,991,804           (43,724)            297,004       3,245,084
Interest expense                                      (617,400)                  -                  -       (617,400)
Other, net                                             (36,280)                  -               (99)        (36,379)
                                                                                                       ---------------
Income (loss) before income taxes                     2,338,124           (43,724)            296,905       2,591,305
                                                                                                       ---------------
     Depreciation and amortization                      423,313              4,895            154,570         582,778
     Total assets                                  $ 10,783,149         $3,688,976         $5,213,954    $ 19,686,079
                                              ------------------ ------------------ ------------------ ---------------

For the year ended December 31, 1999
Net Sales                                          $ 24,735,228                  -        $ 2,429,171    $ 27,164,399
Gross Profit                                         11,449,475                  -            807,156      12,256,631
Operating earnings (loss)                             1,924,630                  -           (14,420)       1,910,211
Interest expense                                      (923,092)                  -                  -       (923,092)
Other, net                                               23,093                  -              (305)          22,788
                                                                                                       ---------------
Income (loss) before income taxes                     1,024,632                  -           (14,725)       1,009,907
                                                                                                       ---------------
     Depreciation and amortization                      411,995                  -            155,457         567,452
     Total assets                                  $ 12,707,527                  -        $ 5,513,248     $18,220,775
                                              ------------------ ------------------ ------------------ ---------------

For the year ended December 31, 1998
Net Sales                                          $ 19,583,092                  -         $2,580,902    $ 22,163,994
Gross Profit                                          8,815,356                  -            920,314       9,735,670
Operating earnings (loss)                               923,783                  -           (78,158)         845,625
Interest expense                                    (1,003,649)                  -                  -     (1,003,649)
Other, net                                               33,309                  -                  -          33,309
                                                                                                       ---------------
Income (loss) before income taxes                      (46,557)                  -           (78,158)       (124,715)
                                                                                                       ---------------
     Depreciation and amortization                      374,929                  -            152,514         527,443
     Total Assets                                  $ 10,351,921                  -         $5,678,016    $ 16,029,937
                                              ------------------ ------------------ ------------------ ---------------



Net sales for geographic areas was as follows:

                                    2000              1999              1998
                                    ----              ----              ----
United States                  $ 28,964,542      $ 25,847,946      $ 21,086,131
All other countries               1,130,722         1,316,453         1,077,863
                             --------------- ----------------- -----------------
                               $ 30,095,264      $ 27,164,399      $ 22,163,994

Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to the Company's consolidated net sales for the years ended December 31, 2000, 1999 and 1998.


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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


15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    First           Second           Third          Fourth
                   2000                           Quarter          Quarter         Quarter         Quarter
-------------------------------------------   ---------------------------------------------------------------


Net sales                                     $ 7,405,557      $ 7,602,405     $ 7,374,556     $ 7,712,746
Gross profit                                    3,570,591        3,801,033       3,713,560       3,862,533
Net income                                        383,942          493,394         315,099         348,885

Net income per common share:
                  Basic                              0.04             0.05            0.03            0.04
                 Diluted                             0.04             0.05            0.03            0.03

Weighted average number of common
 shares outstanding:
                  Basic                         9,859,754        9,873,161       9,876,422       9,887,509
                 Diluted                       10,121,206       10,187,427      10,199,164      10,217,418

                                                     First           Second           Third          Fourth
                  1999                             Quarter          Quarter         Quarter         Quarter
------------------------------------------  ----------------------------------------------------------------
Net sales                                      $ 5,513,000      $ 6,539,950      $7,625,169      $7,486,280
Gross profit                                     2,358,889        2,813,768       3,445,060       3,638,914
Net income (loss)                                  (92,191)           6,708         272,565         247,974

Net income (loss) per common share:
                  Basic                             (0.01)                -            0.03            0.02
                 Diluted                            (0.01)                -            0.03            0.02

Weighted average number of common
shares outstanding:
                  Basic                          9,853,161        9,853,161       9,853,161       9,853,161
                 Diluted                         9,853,161        9,859,988       9,889,734       9,934,809

                            THE LEATHER FACTORY, INC.
                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, and 1998


                                                    2000      1999       1998
                                                    ----      ----       ----
Balance at beginning of year                      $ 177,000  $ 52,000   $ 28,000
Reserve "purchased" during year (Tandy)             248,000     -          -
  Additions (reductions) charged to income           22,000   157,000      3,000
  Balances written off, net of recoveries         (109,000)   (32,000)    21,000
                                                  ---------  ---------  --------
Balance at end of year                            $ 338,000  $ 177,000  $ 52,000
                                                  =========  =========  ========

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
The Leather Factory, Inc.

        We have audited the accompanying consolidated balance sheets of The Leather Factory, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Leather Factory, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Hein + Associates LLP


Dallas, Texas
February 15, 2001

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" and "Executive Officers of the Company" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

         Information required by this item is incorporated by reference to the material appearing under the heading "Certain Transactions" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.


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

         (b)   Reports on Form 8-K
               -------------------

         On December 15, 2000, the Company filed a report on Form 8-K (Items 2, 5 and 7) describing the asset purchase of Tandy Leather Company and the resulting amendment to the Credit and Security Agreement with WFBC. This report was amended on February 14, 2001 to include required financial information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE LEATHER FACTORY, INC.
                                           (Registrant)

Date:         March 27, 2001               By:  /s/ Wray Thompson
        ----------------------------            -----------------
                                                    Wray Thompson
                                           Chairman of the Board and Chief
                                           Executive Officer

Date:        March 27, 2001                By:  /s/ Shannon L. Greene
       -----------------------------            ---------------------
                                                   Shannon L. Greene
                                           Chief Financial Officer and Treasurer

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature & Title                                              Date


/s/ Wray Thompson                                                March 27, 2001
------------------------------------
Wray Thompson, Chairman of the Board

/s/ Ronald C. Morgan                                             March 27, 2001
------------------------------------
Ronald C. Morgan, Director

/s/ Robin L. Morgan                                              March 27, 2001
------------------------------------
Robin L. Morgan, Director

/s/ William M. Warren                                            March 27, 2001
------------------------------------
William M. Warren, Director

/s/ H. W. Markwardt                                              March 27, 2001
------------------------------------
H. W. Markwardt, Director

/s/ Joseph R. Mannes                                             March 27, 2001
------------------------------------
Joseph R. Mannes, Director

/s/ Anthony C. Morton                                            March 27, 2001
------------------------------------
Anthony C. Morton, Director

/s/ Shannon L. Greene                                            March 27, 2001
------------------------------------
Shannon L. Greene, Director

/s/ Michael A. Markwardt                                         March 27, 2001
------------------------------------
Michael A. Markwardt, Director

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

     4.1 The Leather Factory, Inc. Stock Purchase Warrant for 200,000 shares common stock, $.0024 par value issued to Evert I. Schlinger dated August 3, 1998 and terminating on August 3, 2003, filed as Exhibit
          4.13 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission November 12, 1998, and incorporated by reference herein.

     4.2 Credit and Security Agreement dated November 22, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman & Company, Inc., and Hi-Line Leather & Manufacturing and Wells Fargo Business Credit, Inc., filed as Exhibit 4.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

     4.3 Revolving Note (Revolving Credit Loan) dated November 22, 1999, in the principal amount of $8,500,000, payable to the order of Wells Fargo Business Credit, Inc., which matures November 30, 2002, filed as
          Exhibit 4.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

     4.4 Term Note dated November 22, 1999, in the principal amount of $150,000, payable to the order of Wells Fargo Business Credit, Inc., which matures May 1, 2000, filed as Exhibit 4.3 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

     4.5 Copyright Security Agreement dated November 22, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman & Company, Inc., and Hi-Line Leather & Manufacturing and Wells Fargo Business Credit, Inc., filed as Exhibit 4.4 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

     4.6 Amendment to Loan and Security Agreement dated November 30, 2000, by and between The Leather Factory, Inc. a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman & Company, Inc., Hi-Line Leather & Manufacturing, and Tandy Leather Company, Inc. (f/k/a Leather Tan Acquisition, Inc.) and Wells Fargo Business Credit, Inc. filed as Exhibit 99.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 15, 2000, and incorporated by reference herein.

    10.1 Letter Agreement for Consulting Services dated July 24, 1998, by and between The Leather Factory, Inc. and Evert I. Schlinger, filed as
          Exhibit 4.13 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission November 12, 1998, and incorporated by reference herein.

    10.2 Asset Purchase Agreement dated November 30, 2000, by Tandy Leather Company, Inc. (f/k/a Leather Tan Acquisition, Inc.), a Texas corporation, TLC Direct, Inc., a Texas corporation, and Tandy Leather Dealer, Inc., a Texas corporation, filed as Exhibit No. 2.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

   *21.1  Subsidiaries of the Company.

   *23.1  Consent of Hein + Associates LLP dated March 29, 2001.

   *27.1  Financial Data Schedule
   ------------
 *Filed herewith.