Form 10-Q
period 2001-03-31
LEATHER FACTORY INC
filed 2001-05-14
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

                                    Yes X  No
                                       ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Shares outstanding as of May 14, 2001
----------------------------------------   -------------------------------------
Common Stock, par value $.0024 per share                  9,968,161

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

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     March 31, 2001 and December 31, 2000...............................    4

    Consolidated Statements of Income
     Three months ended March 31, 2001 and 2000.........................    5

    Consolidated Statements of Cash Flows
     Three months ended March 31, 2001 and 2000.........................    6

    Consolidated Statements of Stockholders' Equity
     Three months ended March 31, 2001 and 2000.........................    7

    Notes to Consolidated Financial Statements..........................    8

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   13

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.............................   13

SIGNATURES..............................................................   13


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                           March 31,     December 31,
                                                                              2001            2000
                                                                         ------------    ------------
                                                                          (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
     Cash                                                                $       --      $    234,141
     Cash restricted for payment on revolving credit facility                 355,402         390,467
     Accounts receivable-trade, net of allowance for doubtful accounts
         of $357,000 and $338,000 in 2001 and 2000, respectively            2,557,269       2,191,996
     Inventory                                                              8,383,248       9,205,898
     Deferred income taxes                                                    130,069         130,802
     Other current assets                                                     440,575         510,473
                                                                         ------------    ------------
                             Total current assets                          11,866,563      12,663,777
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                             4,110,832       3,657,601
  Less-accumulated depreciation and amortization                           (2,607,512)     (2,494,732)
                                                                         ------------    ------------
                             Property and equipment, net                    1,503,320       1,162,869


GOODWILL, net of accumulated amortization of $1,423,000
     and $1,367,000 in 2001 and 2000, respectively                          4,894,074       4,964,704
OTHER INTANGIBLES, net of accumulated amortization of
     $125,000 and $100,000, in 2001 and 2000, respectively                    593,977         615,647
OTHER assets
                                                                              280,160         279,082
                                                                         ------------    ------------
                                                                         $ 19,138,094    $ 19,686,079
                                                                         ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $  2,003,398    $  2,159,910
     Accrued expenses and other liabilities                                   801,510       1,290,613
     Income taxes payable                                                     287,908          94,795
     Notes payable and current maturities of  long-term debt                5,109,239       5,759,626
                                                                         ------------    ------------
                             Total current liabilities                      8,202,055       9,304,944
                                                                         ------------    ------------

DEFERRED INCOME TAXES                                                          69,847          72,473

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                    21,553          13,025

COMMITMENTS AND CONTINGENCIES                                                    --              --

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                           --              --
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 9,968,161 and 9,908,161 shares issued
         and outstanding at 2001 and 2000, respectively                        23,924          23,780

     Paid-in capital                                                        4,006,201       3,946,608
     Retained earnings                                                      6,969,037       6,471,754
     Less: Notes receivable - secured by common stock                        (118,589)       (120,339)
     Accumulated other comprehensive loss                                     (35,934)        (26,166)
                                                                         ------------    ------------
                             Total stockholders' equity                    10,844,639      10,295,637
                                                                         ------------    ------------
                                                                         $ 19,138,094    $ 19,686,079
                                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------


                                                           2001         2000
                                                        ----------   ----------

NET SALES                                               $9,372,613   $7,405,557

COST OF SALES                                            4,488,397    3,834,966
                                                        ----------   ----------

                           Gross profit                  4,884,216    3,570,591

OPERATING EXPENSES                                       3,908,877    2,778,389
                                                        ----------   ----------

INCOME FROM OPERATIONS                                     975,339      792,202

OTHER EXPENSE:
    Interest expense                                       148,593      169,195
    Other, net                                               7,291        5,342
                                                        ----------   ----------
                           Total other expense             155,884      174,537
                                                        ----------   ----------

INCOME BEFORE INCOME TAXES                                 819,455      617,665

PROVISION FOR INCOME TAXES                                 322,172      233,723
                                                        ----------   ----------

NET INCOME                                              $  497,283   $  383,942
                                                        ==========   ==========





NET INCOME (LOSS) PER COMMON SHARE                      $     0.05   $     0.04
                                                        ==========   ==========

NET INCOME (LOSS) PER COMMON SHARE--Assuming Dilution   $     0.05   $     0.04
                                                        ==========   ==========







   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------


                                                                           2001         2000
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 497,283    $ 383,942
  Adjustments to reconcile net income to net
   cash provided by operating activities-
     Depreciation & amortization                                           193,643      141,242
     Amortization of deferred financing costs                               11,438       15,235
     Other                                                                 (11,662)       8,866
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                     (365,273)     153,382
       Inventory                                                           822,650      596,150
       Income taxes                                                        193,113     (187,309)
       Other current assets                                                 69,898     (224,649)
       Accounts payable                                                   (156,510)    (463,634)
       Accrued expenses and other liabilities                             (489,104)    (268,789)
                                                                         ---------    ---------
     Total adjustments                                                     268,193     (229,506)
                                                                         ---------    ---------

      Net cash provided by operating activities                            765,476      154,436
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (453,230)     (30,961)
  Increase in other assets                                                  (1,078)        --
  Other intangible costs                                                      --            426
                                                                         ---------    ---------

      Net cash used in investing activities                               (454,308)     (30,535)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in revolving credit loans                                  (635,354)     (84,692)
  Proceeds from notes payable and long-term debt
                                                                            18,676         --
  Payments on notes payable and long-term debt                             (25,182)    (112,212)
  Decrease in cash restricted for payment on revolving credit facility      35,064       90,661
  Payments received on notes secured by common stock                         1,750        3,188
  Proceeds from issuance of common stock                                    59,737       10,000
                                                                         ---------    ---------

      Net cash used in financing activities                               (545,309)     (93,055)
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                                           (234,141)      30,846

CASH, beginning of period                                                  234,141      134,465
                                                                         ---------    ---------

CASH, end of period                                                      $    --      $ 165,311
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $ 148,337    $ 157,391
  Income taxes paid during the period, net of (refunds)                    135,248      409,631




   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                           Common Stock                                            Notes        Accumulated
                                   ---------------------------                                  receivable         Other
                                      Number           Par          Paid-in       Retained     - secured by     Cumulative
                                     of shares        value         capital       earnings     common stock        Loss
                                   ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1999            9,853,161   $     23,648   $  3,901,740   $  4,930,434   $   (153,416)   $    (21,981)

   Payments on notes receivable -
        secured by common stock            --             --             --             --            3,188            --

   Shares issued - employee
        Stock options exercised          20,000             48          9,952           --             --              --

   Net Income                              --             --             --          383,942           --              --

   Translation adjustment                  --             --             --             --             --              (144)
                                   ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, March 31, 2000               9,873,161   $     23,696   $  3,911,692   $  5,314,376   $   (150,228)   $    (22,125)
                                   ============   ============   ============   ============   ============    ============


BALANCE, December 31, 2000            9,908,161   $     23,780   $  3,946,608   $  6,471,754   $   (120,339)   $    (26,166)

   Payments on notes receivable -
        secured by common stock            --             --             --             --            1,750            --

   Shares issued - employee
        Stock options exercised          60,000            144         59,593           --             --              --

   Net Income                              --             --             --          497,283           --              --

   Translation adjustment                  --             --             --             --             --            (9,768)
                                   ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, March 31, 2001               9,968,161   $     23,924   $  4,006,201   $  6,969,037   $   (118,589)   $    (35,934)
                                   ============   ============   ============   ============   ============    ============


                                                                                Comprehensive
                                                                     Total      Income (Loss)
                                                                 ------------   ------------

BALANCE, December 31, 1999                                       $  8,680,425

   Payments on notes receivable -
        secured by common stock                                         3,188

   Shares issued - employee
        Stock options exercised                                        10,000

   Net Income                                                         383,942        383,942

   Translation adjustment                                                (144)          (144)
                                                                 ------------

BALANCE, March 31, 2000                                          $  9,077,411
                                                                 ============
                                                                                ------------
   Comprehensive income for the three months ended March 31, 2000               $    383,798
                                                                                ============

BALANCE, December 31, 2000                                         10,295,637

   Payments on notes receivable -
        secured by common stock                                         1,750

   Shares issued - employee
        Stock options exercised                                        59,737

   Net Income                                                         497,283        497,283

   Translation adjustment                                              (9,768)        (9,768)
                                                                 ------------

BALANCE, March 31, 2001                                          $ 10,844,639
                                                                 ============

                                                                                ------------
   Comprehensive income for the three months ended March 31, 2001               $    487,515
                                                                                ============


   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements  contain  all  adjustments   (consisting  of  only  normal  recurring
adjustments)  necessary to present fairly its financial position as of March 31,
2001 and December 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the  three-month  period are not  necessarily  indicative  of the  results to be expected for the full fiscal year. The consolidated  financial statements should be read in conjunction with the financial  statements and disclosures  contained in the Company's 2000 Annual Report on Form 10-K ("Annual Report").



2.  INVENTORY

The components of inventory consist of the following:

                                                               As of
                                                    ---------------------------
                                                     March 31,     December 31,
                                                        2001           2000
                                                    -----------    ------------
             Finished goods held for sale           $ 7,331,130    $ 8,175,429
             Raw materials and work in process        1,052,118      1,030,469
                                                    -----------    -----------
                                                    $ 8,383,248    $ 9,205,898
                                                    ===========    ============


3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       -----------     -----------
              Numerator:
                  Net income                                           $   497,283     $   383,942
                                                                       -----------     -----------
                  Numerator for basic and diluted earnings per share       497,283         383,942

              Denominator:
                  Denominator for basic earnings per share -
                    Weighted-average shares                              9,949,494       9,859,754

              Effect of dilutive securities:
                  Stock options                                             92,424         101,236
                  Warrants                                                 162,690         160,216
                                                                       -----------     -----------
              Dilutive potential common shares                             255,114         261,452
                                                                       -----------     -----------

                  Denominator for diluted earnings per share -
                    weighted-average shares                             10,204,608      10,121,206
                                                                       ===========     ===========

                  Basic earnings per share                             $      0.05     $      0.04
                                                                       ===========     ===========
                  Diluted earnings per share                           $      0.05     $      0.04
                                                                       ===========     ===========


Unexercised stock options owned by certain employees and directors to purchase 16,000 and 6,000 shares of common stock as of March 31, 2001 and 2000, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than or equal to the average market price of the common stock during the period.


4.  SEGMENT INFORMATION


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

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as operating earnings, defined as income before interest and income taxes. The "Tandy Leather
Company" column contains operating results beginning after its November 30, 2000 acquisition.

                                        The Leather    Tandy Leather     Roberts,
                                          Factory         Company      Cushman & Co       Total
                                       ------------    ------------    ------------    ------------
For the quarter ended March 31, 2001
Net Sales                              $  7,103,792    $  1,775,116    $    493,705    $  9,372,613
Gross Profit                              3,764,419         978,310         141,487       4,884,216
Operating earnings (loss)                 1,003,701         (19,664)         (8,698)        975,339
Interest expense                           (148,593)           --              --          (148,593)
Other, net                                   (7,444)            153            --            (7,291)
                                                                                       ------------
Income (loss) before income taxes           883,620         (19,511)        (44,654)        819,455
                                                                                       ------------
     Depreciation and amortization          131,044          35,861          38,176         205,081
     Total assets                      $ 10,852,853    $  3,213,420    $  5,071,821    $ 19,138,094
                                       ------------    ------------    ------------    ------------

For the quarter ended March 31, 2000
Net Sales                              $  6,847,545            --      $    558,012    $  7,405,557
Gross Profit                              3,368,265            --           202,326       3,570,591
Operating earnings (loss)                   678,633            --           113,569         792,202
Interest expense                           (169,195)           --              --          (169,195)
Other, net                                   (5,342)           --              --            (5,342)
                                                                                       ------------
Income (loss) before income taxes           588,666            --            28,999         617,665
                                                                                       ------------
     Depreciation and amortization          117,327            --            39,150         156,477
     Total assets                      $ 12,259,079            --      $  5,233,368    $ 17,492,447
                                       ------------    ------------    ------------    ------------



Net sales for geographic areas was as follows:                               Three months ended
                                                                      March 31, 2001  March 31, 2000
                                                                      --------------  --------------
United States                                                          $  8,869,011    $  7,093,710
All other countries                                                         503,602         311,847
                                                                       ------------    ------------
                                                                       $  9,372,613    $  7,405,557
                                                                       ============    ============


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

General
-------

The Leather Factory, Inc. ("TLF" or the "Company") is a Delaware corporation whose common stock trades on the American Stock Exchange under the symbol "TLF". The Company is managed on a business entity basis, with those businesses being TLF, Tandy Leather Company ("Tandy Leather"), and Roberts, Cushman & Company, Inc. ("Cushman"). See Note 4 to the Consolidated Financial Statements for additional information concerning the Company's segments.

TLF is an international wholesale manufacturer and distributor of a broad product line of leather, leatherworking tools, buckles and other belt supplies, shoe care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself leathercraft kits. We also carry a product line of small finished leather goods such as cigar cases, wallets and western accessories distributed under the name "Royal Crown Custom Leather". Tandy Leather sells the same products as TLF. Roberts, Cushman & Company, Inc. produces and sells a related product line of hat trims in braids, leather and woven fabrics.

As previously disclosed, the Company acquired the operating assets of TLC Direct, Inc. and Tandy Leather Dealer, Inc. (collectively called the "Sellers") on November 30, 2000 to form Tandy Leather Company. The Sellers were subsidiaries of Tandycrafts, Inc. Further details regarding the Tandy Leather acquisition, including the consideration paid, are provided in Note 12 to the Consolidated Financial Statements contained in the Company's 2000 Annual Report on Form 10-K and the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2000, as amended on February 14, 2001.


Results of Operations
---------------------

Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the increase (decrease) in dollars and percent from 2000 to 2001:

                                 % of Net Sales
                             Quarterly period ended
                                   March 31,               Change in $ and %
                             ----------------------   --------------------------
                               2001         2000          $ Change     % Change
                             ---------    ---------   --------------   ---------
Net sales                     100.0%       100.0%       $ 1,967,056      26.56%
Cost of sales                  47.9         51.8            653,431      17.04
                             ---------    ---------   --------------
Gross Profit                   52.1         48.2          1,313,625      36.79
Operating expenses             41.7         37.5          1,130,488      40.69
                             ---------    ---------   --------------
Income from operations         10.4         10.7            183,137      23.12
Interest expense and other      1.7          2.4            (18,653)    (10.69)
                             ---------    ---------   --------------
Income before income taxes      8.7          8.3            201,790      32.67
Income tax provision            3.4          3.2             88,449      37.84
                             ---------    ---------   --------------
Net income                      5.3%         5.1%       $   113,341      29.52
                             =========    =========   ==============

Revenues

The Company produced another quarter of strong sales, totaling $9.4 million for the first quarter of 2001 compared to $7.4 million for the first quarter of 2000. Tandy Leather's sales of $1.8 million accounted for the majority of the increase. Two new sales units opened since October 2000 contributed sales of $215,000 in the first quarter of 2001. Our retail sales continue to climb each quarter, producing a 22% increase over first quarter 2000 retail sales. Sales to our craft customers generated $190,000 in sales above the first quarter of 2000, primarily due to expanded programs to our largest accounts. Leather is again becoming a popular item in crafts and fashion. New products combined with additional items being sold to the major retailers have resulted in our crafts sales trending upward.

Our sales to the shoe care/repair market continue its intentional decline as historically, this market does not meet the Company's gross margins targets. The sales decrease to this market for the first quarter of 2001 was offset by steady increases in sales to other wholesale customer markets, such as small manufacturers. Our Authorized Sales Center ("ASC") program generated strong sales again in the current quarter - an 18% increase over this same category a year ago. Export sales, institutional sales (prisons, prisoners, schools, hospitals), and other wholesale sales remained relatively constant compared to last year at this time.

Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 47.9% for the first quarter of 2001 as compared to 51.8% for the same quarter in 2000. This translates into gross profit margins of 52.1% and 48.2% for the quarters ended March 31, 2001 and 2000, respectively. This improvement is primarily the result of the continued change in our sales mix and our aggressive purchasing of product. Over the past several years, our retail to wholesale ratio has shifted from 10%/90% to a 20%/80% mix. For the first quarter of 2001, our retail sales were 22% of our total sales. As retail sales historically produce the highest profit margins, the growth of retail business has positively impacted our cost of sales and gross profit percentages.

Operating expenses were $1,130,000 higher in the first quarter of 2001 than in the first quarter of 2000. Tandy Leather contributed $998,000 of this increase. As a percentage of sales, excluding the impact of Tandy Leather, operating expenses increased less than 1% of sales from last year's totals. The increase is due primarily to increases in advertising expenses. Retail sales historically bring higher margins; however, they also require an increase in advertising efforts. Direct mail pieces must be distributed more often and with more color to get the attention of the retail customer. Higher mailing frequency along with the increase in postal rates have accounted for the majority of the increase in our advertising costs. Tandy Leather presently operates less efficiently than TLF as operating expenses were 56% of sales for the first quarter of 2001 compared to 38% for TLF. Management is working diligently to improve Tandy Leather's operating efficiency and believes a ratio more consistent with that of TLF can be achieved.

The Company has experienced some recent increases in its costs of leather, and we anticipate that leather prices paid by us may increase further as a result of the foot and mouth and mad cow diseases in Europe. The Company is taking some steps to address price increases (described below), but the Company's profit margins may be adversely affected, despite these efforts.

Other (Income) Expense

Other expenses were down 10.7% from 2000. This reduction is primarily in interest expense due to the decrease in average outstanding debt balances and lower average interest rates in 2001 as compared to 2000.

Net Income

The Company reported net income of $497,000 during the first quarter of 2001 compared to net income of $384,000 for the same period a year ago. The significant improvement was principally due to the higher gross profit margins earned on the increased retail sales.

Capital Resources, Liquidity and Financial Condition
----------------------------------------------------

The primary sources of liquidity and capital resources during the first quarter of 2001 were funds provided by operating activities in the amount of $765,000 and the Company's Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("WFBC"). The largest portion of the operating cash flow was used to pay down debt balances, other liabilities, and purchase property and equipment. Approximately 48% of 2001 capital spending was for new computer equipment and software with the remainder split between leasehold improvements and equipment.

The Company also uses a revolving credit facility under the Credit and Security Agreement to manage cash flow. Because extra cash was applied to the balance on this revolving credit facility, the Company recorded a zero balance of unrestricted cash at March 31, 2001. At the same date, however, the Company had in excess of $1 million in available credit under the revolving credit facility.

The Company's investment in accounts receivable was $2.5 million at March 31, 2001, up $365,000 from $2.2 million at year-end 2000. This is a result of an increase in credit sales in the later part of the quarter ended March 31, 2001 as compared to that of quarter ended December 31, 2000. Inventory decreased $823,000 to $8.4 million at March 31, 2001 from $9.2 million at year-end 2000. Inventory turnover increased to an annualized rate of 4.26 times during the first quarter of 2001, an improvement over the turnover of 3.64 times for all of 2000. Management believes a realistic turnover rate is between 3.5 and 4.5 turns per year and is pleased with the rate for the first quarter. Because of uncertainties following the foot and mouth disease and mad cow scare in Europe, we are attempting to maintain a certain amount of stability in availability and price by purchasing larger quantities of leather in bulk. This step may reduce the number of inventory turns in the next several quarters.

Accounts payable decreased 7.25% to $2.0 million at the end of the first quarter, due primarily to the operating cash flow generated from the decrease in inventory levels for the quarter.

Under the Credit and Security Agreement, WFBC agreed to provide a revolving credit facility of up to $8,500,000. On November 30, 2000, the Company entered into the First Amendment to the Credit and Security Agreement ("the Amendment") with WFBC. There, WFBC consented to the Tandy leather transaction and amended certain financial tests to reflect the acquisition of the Tandy Leather assets, to make previously contemplated extensions of these tests, and to raise the standards required in those tests based on the Company's improved financial performance since the credit agreement was originally signed.

The revolving credit facility with WFBC is based upon the level of the Company's accounts receivable and inventory. At March 31, 2001 and December 31, 2000, the available and unused portion of the credit facility was approximately $1,013,000 and $885,000, respectively.

The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of any potential new sales/distribution units. In 2001, the funding for the opening of any new units is expected to be provided by operating leases, cash flows from operating activities, and the revolving credit facility.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's Credit Facility includes loans with interest rates that vary with changes in the prime rate. An increase of one percentage point in the prime rate would not have a material impact on the Company's future earnings.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

None.

(b) Reports on Form 8-K
    -------------------

On February 14, 2001, the Company amended its Current Report on Form 8-K that was originally filed on December 15, 2000. This amendment included the Financial Statements of Businesses Acquired and Pro Forma Financial Information (Items 7(a) & (b)) pertaining to the acquisition of the assets of Tandy Leather Company.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE LEATHER FACTORY, INC.
                                          (Registrant)


Date:  May  14, 2001                      By:     /s/ Wray Thompson
                                             ----------------------------------
                                                  Wray Thompson
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Date:  May 14, 2001                       By:     /s/ Shannon L. Greene
                                             ----------------------------------
                                                  Shannon L. Greene
                                                    Chief Financial Officer and
                                                    Treasurer (Chief Accounting
                                                    Officer)