Form 10-Q
period 2001-06-30
LEATHER FACTORY INC
filed 2001-08-14
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

[  ]   Transition report pursuant to section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

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

                                  Yes X  No
                                     ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares outstanding as of
                 Class                                   August 14, 2001
----------------------------------------         -------------------------------
Common Stock, par value $.0024 per share                    9,981,161

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

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
    June 30, 2001 and December 31, 2000  ..............................    4

    Consolidated Statements of Income
     Three and six months ended June 30, 2001 and 2000  ...............    5

    Consolidated Statements of Cash Flows
     Six months ended June 30, 2001 and 2000  .........................    6

    Consolidated Statements of Stockholders' Equity
     Six months ended June 30, 2001 and 2000  .........................    7

    Notes to Consolidated Financial Statements  .......................    8

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations  ......................   10

  Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk  ..............................................   14

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders  ........  14

  Item 6.  Exhibits and Reports on Form 8-K  ...........................  15


SIGNATURES..............................................................  15

 EXHIBIT INDEX..........................................................  16


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                           June 30,      December 31,
                                                                              2001            2000
                                                                         ------------    ------------
                                                                          (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                $        287    $    234,141
     Cash restricted for payment on revolving credit facility                 412,611         390,467
     Accounts receivable-trade, net of allowance for doubtful accounts
         of $344,000 and $338,000 in 2001 and 2000, respectively            2,661,556       2,191,996
     Inventory                                                              8,993,158       9,205,898
     Deferred income taxes                                                    137,688         130,802
     Other current assets                                                     607,877         710,085
                                                                         ------------    ------------
                             Total current assets                          12,813,177      12,863,389
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                             4,189,360       3,657,601
  Less-accumulated depreciation and amortization                           (2,723,332)     (2,494,732)
                                                                         ------------    ------------
                             Property and equipment, net                    1,466,028       1,162,869


GOODWILL, net of accumulated amortization of $1,478,000
     and $1,367,000 in 2001 and 2000, respectively                          4,650,618       4,765,092
OTHER INTANGIBLES, net of accumulated amortization of
     $146,000 and $100,000, in 2001 and 2000, respectively                    571,036         615,647
OTHER assets                                                                  280,562         279,082
                                                                         ------------    ------------
                                                                         $ 19,781,421    $ 19,686,079
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $  2,614,312    $  2,159,910
     Accrued expenses and other liabilities                                   945,183       1,290,613
     Income taxes payable                                                      95,965          94,795
     Notes payable and current maturities of  long-term debt                4,541,022       5,759,626
                                                                         ------------    ------------
                             Total current liabilities                      8,196,482       9,304,944
                                                                         ------------    ------------

DEFERRED INCOME TAXES                                                          70,780          72,473

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                    11,771          13,025

COMMITMENTS AND CONTINGENCIES                                                    --              --

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                           --              --
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 9,981,161 and 9,908,161 shares issued
         and outstanding at 2001 and 2000, respectively                        23,955          23,780

     Paid-in capital                                                        4,022,407       3,946,608
     Retained earnings                                                      7,590,948       6,471,754
     Less: Notes receivable - secured by common stock                        (104,706)       (120,339)
     Accumulated other comprehensive loss                                     (30,216)        (26,166)
                                                                         ------------    ------------
                             Total stockholders' equity                    11,502,388      10,295,637
                                                                         ------------    ------------
                                                                         $ 19,781,421    $ 19,686,079
                                                                         ============    ============



   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                THREE and SIX MONTHS ENDED JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

                                                        THREE MONTHS                 SIX MONTHS
                                                     2001          2000          2001          2000
                                                 -----------   -----------   -----------   -----------

NET SALES                                        $ 9,359,893   $ 7,602,405   $18,732,506   $15,007,962

COST OF SALES                                      4,381,098     3,801,372     8,869,495     7,636,338
                                                 -----------   -----------   -----------   -----------

                 Gross profit                      4,978,795     3,801,033     9,863,011     7,371,624

OPERATING EXPENSES                                 3,802,056     2,818,907     7,710,932     5,597,296
                                                 -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS                             1,176,739       982,126     2,152,079     1,774,328

OTHER EXPENSE:
         Interest expense                            124,614       144,905       273,207       314,100
         Other, net                                    4,351        10,864        11,641        16,206
                                                 -----------   -----------   -----------   -----------
                 Total other expense                 128,965       155,769       284,848       330,306
                                                 -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                         1,047,774       826,357     1,867,231     1,444,022

PROVISION FOR INCOME TAXES                           425,864       332,963       748,037       566,686
                                                 -----------   -----------   -----------   -----------

NET INCOME                                       $   621,910   $   493,394   $ 1,119,194   $   877,336
                                                 ===========   ===========   ===========   ===========





NET INCOME PER COMMON SHARE - Basic              $      0.06   $      0.05   $      0.11   $      0.09
                                                 ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE--Assuming Dilution   $      0.06   $      0.05   $      0.11   $      0.09
                                                 ===========   ===========   ===========   ===========






   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------


                                                                           2001           2000
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 1,119,194    $   877,336
  Adjustments to reconcile net income to net
   cash provided by operating activities-
     Depreciation & amortization                                           360,862        300,974
     Amortization of deferred financing costs                               26,823          8,594
     Other                                                                 (12,629)        28,444
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                     (469,559)       (71,253)
       Inventory                                                           212,740        327,365
       Income taxes                                                          1,170       (343,522)
       Other current assets                                                102,209        (81,817)
       Accounts payable                                                    454,403        144,071
       Accrued expenses and other liabilities                             (345,430)       (54,951)
                                                                       -----------    -----------
     Total adjustments                                                     330,589        257,905
                                                                       -----------    -----------

     Net cash provided by operating activities                           1,449,783      1,135,241
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (531,759)       (67,006)
  Increase in other assets                                                  (1,481)          --
  Other intangible costs                                                      --              457
                                                                       -----------    -----------

     Net cash used in investing activities                                (533,240)       (66,549)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in revolving credit loans                                (1,188,008)      (747,872)
  Proceeds from notes payable and long-term debt                            18,676           --
  Payments on notes payable and long-term debt                             (50,528)      (195,068)
  Change in cash restricted for payment on revolving credit facility       (22,144)        44,139
  Payments received on notes secured by common stock                        15,633          5,876
  Proceeds from issuance of common stock                                    75,974         10,000
                                                                       -----------    -----------

     Net cash used in financing activities                              (1,150,397)      (882,925)
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           (233,854)       185,767

CASH, beginning of period                                                  234,141        134,465
                                                                       -----------    -----------

CASH, end of period                                                    $       287    $   320,232
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                      $   250,536    $   311,348
  Income taxes paid during the period, net of (refunds)                $   571,601    $   878,623



   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------


                                         Common Stock                                            Notes       Accumulated
                                 ---------------------------                                  receivable        Other
                                    Number           Par          Paid-in       Retained     - secured by    Cumulative
                                   of shares        value         capital       Earnings     common stock       Loss
                                 ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1999          9,853,161   $     23,648   $  3,901,740   $  4,930,434   $   (153,416)  $    (21,981)

 Payments on notes receivable -
    secured by common stock              --             --             --             --            5,876           --

 Shares issued - employee
    Stock options exercised            20,000             48          9,952           --             --             --

 Net Income                              --             --             --          877,336           --             --

 Translation adjustment                  --             --             --             --             --           (2,793)
                                 ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, June 30, 2000              9,873,161   $     23,696   $  3,911,692   $  5,807,770   $   (147,540)  $    (24,774)
                                 ============   ============   ============   ============   ============   ============


BALANCE, December 31, 2000          9,908,161   $     23,780   $  3,946,608   $  6,471,754   $   (120,339)  $    (26,166)

 Payments on notes receivable -
    secured by common stock              --             --             --             --           15,633           --

 Shares issued - employee
    Stock options exercised            73,000            175         75,799           --             --             --

 Net Income                              --             --             --        1,119,194           --             --

 Translation adjustment                  --             --             --             --             --           (4,050)
                                 ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, June 30, 2001              9,981,161   $     23,955   $  4,022,407   $  7,590,948   $   (104,706)  $    (30,216)
                                 ============   ============   ============   ============   ============   ============


                                                                              Comprehensive
                                                                   Total      Income (Loss)
                                                               ------------   ------------

BALANCE, December 31, 1999                                     $  8,680,425

 Payments on notes receivable -
    secured by common stock                                           5,876

 Shares issued - employee
    Stock options exercised                                          10,000

 Net Income                                                         877,336        877,336

 Translation adjustment                                              (2,793)        (2,793)
                                                               ------------

BALANCE, June 30, 2000                                         $  9,570,844
                                                               ============

                                                                              ------------
 Comprehensive income for the six months ended June 30, 2000                  $    874,543
                                                                              ============


BALANCE, December 31, 2000                                       10,295,637

 Payments on notes receivable -
    secured by common stock                                          15,633

 Shares issued - employee
    Stock options exercised                                          75,974

 Net Income                                                       1,119,194      1,119,194

 Translation adjustment                                              (4,050)        (4,050)
                                                               ------------

BALANCE, June 30, 2001                                         $ 11,502,388
                                                               ============

                                                                              ------------
 Comprehensive income for the six months ended June 30, 2001                  $  1,115,144
                                                                              ============



   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements  contain  all  adjustments   (consisting  of  only  normal  recurring
adjustments)  necessary to present fairly its financial  position as of June 30,
2001 and December 31, 2000, and the results of operations and cash flows for the three  and six month  periods  ended  June 30,  2001 and 2000.  The  results  of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated  financial statements  should be read in  conjunction  with the  financial  statements  and disclosures  contained in the Company's 2000 Annual Report on Form 10-K ("Annual
Report").

Certain   reclassifications  have  been  made  to  conform  the  2000  financial statements to the presentation in 2001. The  reclassifications  had no effect on net income.



2.  INVENTORY

The components of inventory consist of the following:

                                                              As of
                                               ---------------------------------
                                                    June 30,       December 31,
                                                       2001              2000
                                               ---------------   ---------------
            Finished goods held for sale           $ 7,860,718       $ 8,175,429
            Raw materials and work in process        1,132,440         1,030,469
                                               ---------------   ---------------
                                                   $ 8,993,158       $ 9,205,898
                                               ===============   ===============


3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                          -------------------------   -------------------------
                                                              2001          2000          2001          2000
                                                          -----------   -----------   -----------   -----------
Numerator:
     Net  income                                          $   621,910   $   493,394   $ 1,119,194   $   877,336
                                                          -----------   -----------   -----------   -----------
     Numerator for basic and diluted earnings per share       621,910       493,394     1,119,194       877,336

Denominator:
     Weighted-average shares outstanding-basic              9,971,952     9,873,161     9,960,785     9,866,458

Effect of dilutive securities:
     Stock options                                            159,819       138,192       126,122       123,114
     Warrants                                                 198,045       176,074       180,368       168,145
                                                          -----------   -----------   -----------   -----------
Dilutive potential common shares                              357,864       314,266       306,490       291,259

     Denominator for diluted earnings per share-
     weighted-average shares                               10,329,816    10,187,427    10,267,275    10,157,717
                                                          ===========   ===========   ===========   ===========

     Basic earnings per share                             $      0.06   $      0.05   $      0.11   $      0.09
                                                          ===========   ===========   ===========   ===========

     Diluted earnings per share                           $      0.06   $      0.05   $      0.11   $      0.09
                                                          ===========   ===========   ===========   ===========



Unexercised  stock options owned by certain  employees and directors to purchase
6,000 shares of common stock as of June 30, 2001 and 2000, were not included in the computations of diluted EPS because the options' exercise prices were greater than or equal to the average market price of the common stock during the period.


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


                                          The Leather    Tandy Leather    Roberts,
                                            Factory        Company      Cushman & Co       Total
                                         ------------    ------------   ------------   ------------
For the quarter ended June 30, 2001
Net Sales                                $  7,015,764    $  1,787,526   $    556,603   $  9,359,893
Gross Profit                                3,783,271       1,003,657        191,867      4,978,795
Operating earnings                          1,057,657          73,761         45,321      1,176,739
Interest expense                                                                           (124,614)
Other, net                                                                                   (4,351)
                                                                                       ------------
Income before income taxes                                                                1,047,774
                                                                                       ------------
     Depreciation and amortization            129,066          18,723         38,190        185,979
     Total assets                        $ 11,970,568    $  2,744,853   $  5,066,000   $ 19,781,421
                                         ------------    ------------   ------------   ------------

For the quarter ended June 30, 2000
Net Sales                                $  6,908,984            --     $    693,421   $  7,602,405
Gross Profit                                3,539,724            --          261,309      3,801,033
Operating earnings                            849,498            --          132,628        982,126
Interest expense                                                                           (144,905)
Other, net                                                                                  (10,864)
                                                                                       ------------
Income before income taxes                                                                  826,357
                                                                                       ------------
     Depreciation and amortization            112,640            --           38,486        151,126
     Total assets                        $ 12,673,986            --     $  5,225,123   $ 17,899,109
                                         ------------    ------------   ------------   ------------



                                          The Leather    Tandy Leather    Roberts,
                                            Factory        Company      Cushman & Co       Total
                                         ------------    ------------   ------------   ------------
For the six months ended June 30, 2001
Net Sales                                $ 14,119,556    $  3,562,642   $  1,050,308   $ 18,732,506
Gross Profit                                7,547,690       1,981,967        333,354      9,863,011
Operating earnings                          2,061,359          54,097         36,623      2,152,079
Interest expense                                                                           (273,207)
Other, net                                                                                  (11,641)
                                                                                       ------------
Income before income taxes                                                                1,867,231
                                                                                       ------------
     Depreciation and amortization            260,110          54,584         76,366        391,060
     Total assets                        $ 11,970,568    $  2,744,853   $  5,066,000   $ 19,781,421
                                         ------------    ------------   ------------   ------------

For the six months ended June 30, 2000
Net Sales                                $ 13,756,529            --     $  1,251,433   $ 15,007,962
Gross Profit                                6,907,989            --          463,635      7,371,624
Operating earnings                          1,528,131            --          246,197      1,774,328
Interest expense                                                                           (314,100)
Other, net                                                                                  (16,206)
                                                                                       ------------
Income before income taxes                                                                1,444,022
                                                                                       ------------
     Depreciation and amortization            229,967            --           77,636        307,603
     Total assets                        $ 12,673,986            --     $  5,225,123   $ 17,899,109
                                         ------------    ------------   ------------   ------------



Net sales for geographic areas was as follows:        Quarter ended June 30,
                                                        2001          2000
                                                    -----------   -----------
United States                                       $ 8,719,941   $ 7,275,645
All other countries                                     639,952       326,760
                                                    -----------   -----------
                                                    $ 9,359,893   $ 7,602,405
                                                    ===========   ===========

                                                    Six months ended June 30,
                                                        2001          2000
                                                    -----------   -----------
United States                                       $17,516,958   $14,343,657
All other countries                                   1,215,548       664,305
                                                    -----------   -----------
                                                    $18,732,506   $15,007,962
                                                    ===========   ===========


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


As  previously  disclosed,  the Company  acquired  the  operating  assets of TLC
Direct, Inc. and Tandy Leather Dealer, Inc. (collectively called the "Sellers") on November 30, 2000 to form Tandy Leather Company as a subsidiary of the Company. The Sellers were subsidiaries of Tandycrafts, Inc. Further details regarding the Tandy Leather acquisition, including the consideration paid, are provided in Note 12 to the Consolidated Financial Statements contained in the Company's 2000 Annual Report on Form 10-K and the Company's Current Report on
Form 8-K filed with the Securities and Exchange Commission on December 15, 2000, as amended on February 14, 2001.


Results of Operations
---------------------

Income Statement Comparison

The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the increase (decrease) in dollars and percent from 2000 to 2001:

                                        % of Net Sales
                                      Three months ended
                                            June 30,                     Change in $ and %
                                -----------------------------     -----------------------------
                                    2001             2000            $ Change        % Change
                                -------------    ------------     -------------    ------------
Net sales                           100.0%          100.0%           $1,757,489        23.12%
Cost of sales                       46.8             50.0               579,727        15.25
                                -------------    ------------     -------------
Gross Profit                        53.2             50.0             1,177,762        30.99
Operating expenses                  40.6             37.1               983,148        34.88
                                -------------    ------------     -------------
Income from operations              12.6             12.9               194,614        19.82
Interest expense and other           1.4              2.0               (26,804)      (17.21)
                                -------------    ------------     -------------
Income before income taxes          11.2             10.9               221,418        26.79
Income tax provision                 4.6              4.4                92,902        27.90
                                -------------    ------------     -------------
Net income                          6.6%              6.5%           $  128,516        26.05
                                =============    ============     =============


                                        % of Net Sales
                                       Six months ended
                                            June 30,                     Change in $ and %
                                -----------------------------     -----------------------------
                                     2001            2000            $ Change        % Change
                                -------------    ------------     -------------    ------------
Net sales                           100.0%          100.0%           $3,724,544        24.82%
Cost of sales                        47.3            50.9             1,233,157        16.15
                                -------------    ------------     -------------
Gross Profit                         52.7            49.1             2,491,386        33.80
Operating expenses                   41.3            37.3             2,113,636        37.76
                                -------------    ------------     -------------
Income from operations               11.4            11.8               377,750        21.29
Interest expense and other            1.4             2.2               (45,458)      (13.76)
                                -------------    ------------     -------------
Income before income taxes           10.0             9.6               423,208        29.31
Income tax provision                  4.0             3.8               181,350        32.00
                                -------------    ------------     -------------
Net income                            6.0%            5.8%           $  241,858        27.57
                                =============    ============     =============


Revenues

The Company produced another quarter of strong sales, totaling $9.4 million for the second quarter of 2001 compared to $7.6 million for the second quarter of 2000. Tandy Leather's sales of $1.8 million accounted for the increase. TLF retail sales appeared virtually flat for the current quarter, compared to second quarter 2000 retail sales. We believe that the primary reason for the lack of growth is due to the timing of the release of our annual catalog, which historically generates strong retail sales upon its release. In 2000, our catalog was distributed in April; in 2001, our catalog was released in July. As a result, the 2nd quarter 2001 sales (with no new catalog) is being compared to 2nd quarter 2000 sales (with a new catalog). Based on our history, we anticipate strong gains in our 3rd quarter 2001 retail sales to compensate for the 2nd quarter's lack of growth.

Our craft sales continue to show promising growth as we continue through 2001. Current quarter sales increased 52% over sales in the second quarter a year ago. Leather continues to gain popularity in the craft market and we have expanded our craft programs with new products to our largest craft customers. Our Authorized Sales Center ("ASC") program continues its growth in the current quarter with an 11% increase over this same category a year ago. Our institutional sales (prisons, prisoners, schools, hospitals) have suffered somewhat in the second quarter, particularly in Texas. Following a major escape, Texas suspended all hobbycrafts sales to its prisons throughout most of 2001. We are beginning to see this suspension being lifted in some of the prisons in the beginning of the third quarter of 2001 and expect this trend to continue throughout the remainder of the year, barring some unforeseen occurrence. Sales increases to prisons and prisoners in other states, such as Washington, California, and North Carolina, have offset some of the decrease in sales to the Texas prison market.

Costs, Gross Profit, and Expenses

Cost of sales as a percentage of revenue was 46.8% for the second quarter of 2001 as compared to 50.0% for the same quarter in 2000. This translates into gross profit margins of 53.2% and 50.0% for the quarters ended June 30, 2001 and 2000, respectively. This improvement is primarily the result of more efficient and aggressive purchasing of merchandise. Inventory control and costing is an on-going process; however, the acquisition of Tandy Leather in November 2000 created the opportunity to analyze and overhaul our entire inventory line, from a purchasing standpoint. We took advantage of the increase in volume purchasing power afforded by the Tandy Leather transaction, and as a result, we have negotiated better pricing with vendors, particularly on some of our most popular items. As a result, we were able to increase gross profit margins without necessarily raising selling prices to our customers.

Operating expenses were $983,000 higher in the second quarter of 2001 than in the same quarter of 2000. Tandy Leather contributed $930,000 of this increase. As a percentage of sales, excluding the impact of Tandy Leather, operating expenses increased less than 1% of sales from last year's totals. The increase continues to be the result of additional advertising efforts toward the retail market. Tandy Leather's operating efficiency has improved slightly in the second quarter of 2001 as operating expenses were 52% of sales (compared to 56% in the first quarter of 2001). TLF's operating efficiency remained steady at 38% in both the first and second quarters of 2001. Management continues its efforts to improve Tandy Leather's operating efficiency, striving for a ratio more consistent with that of TLF.

The Company experienced some increases in its costs of leather during the second quarter, and it is possible that leather prices paid by us may increase further as a result of the foot and mouth and mad cow diseases in Europe. Because of the uncertainty in leather prices, we have attempted to maintain a certain amount of stability in availability and price by purchasing larger quantities of leather in bulk in order to minimize the effect of rising prices. Even though it appears that leather prices are beginning to drop as we begin the third quarter, the Company's profit margins may be adversely affected in the next several quarters, despite our efforts.

Other (Income) Expense

Other expenses were down 17.2% in the second quarter of 2001 compared to the same quarter of 2000. This reduction is primarily in interest expense due to the decrease in average outstanding debt balances and lower average interest rates in 2001 as compared to 2000.

Net Income

The Company reported net income of $622,000 during the second quarter of 2001 compared to net income of $493,000 for the same period a year ago. The significant improvement was principally due to the higher gross profit margins earned as a result of more efficient purchasing.


Capital Resources, Liquidity and Financial Condition
----------------------------------------------------

The primary sources of liquidity and capital resources during the first six months of 2001 were funds provided by operating activities in the amount of $1,450,000 and the Company's Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("WFBC"). The largest portion of the operating cash flow was used to pay down debt balances and purchase property and equipment. Current year capital expenditures of $532,000 as of June 30, 2001 consist of $280,000 in computer equipment, $172,000 in equipment and leasehold improvements related to the Tandy acquisition, and $80,000 in various equipment and furniture purchases.

The Company also uses a revolving credit facility under the Credit and Security Agreement to manage cash flow. In an attempt to apply all available cash to the balance on this revolving credit facility, the Company recorded a small balance of unrestricted cash at June 30, 2001. At the same date, however, the Company had in excess of $900,000 in available credit under the revolving credit facility.

The Company's investment in accounts receivable was $2.7 million at June 30, 2001, up $470,000 from $2.2 million at year-end 2000. This is primarily the result of increased sales to our large craft customers who have open accounts with us. Inventory decreased $213,000 to $9.0 million at June 30, 2001 from $9.2 million at year-end 2000. Inventory turnover increased to an annualized rate of
4.12 times during the first six months of 2001, an improvement over the turnover of 3.64 times for all of 2000. Compared to the annualized inventory turnover rate of 4.26 times as of March 31, 2001, we experienced a slight decrease in the rate as of June 30, 2001. As discussed previously, management expected a slight reduction in inventory turns in the second quarter due to the increase in leather purchases during the quarter.

Accounts payable increased 21% to $2.6 million at the end of the second quarter, due primarily to the increased purchases of leather in the second quarter. The additional purchases were transacted in an attempt to minimize potentially significant price increases as a result of the foot and mouth disease and the mad cow scare.

Under the Credit and Security Agreement, WFBC agreed to provide a revolving credit facility of up to $8,500,000. On November 30, 2000, the Company entered into the First Amendment to the Credit and Security Agreement ("Amendment 1") with WFBC. There, WFBC consented to the Tandy leather transaction and amended certain financial tests to reflect the acquisition of the Tandy Leather assets, to make previously contemplated extensions of these tests, and to raise the standards required in those tests based on the Company's improved financial performance since the credit agreement was originally signed.

On February 7, 2001, the Company entered into the Second Amendment to the Credit and Security Agreement ("Amendment 2") with WFBC. There, WFBC granted a special accommodation advance of a maximum of $300,000 to be used by the Company as needed through July 2001. At the time of Amendment 2, the Company was anticipating significant cash requirements for payment of income taxes and annual ESOP contribution and manager bonuses. However, the Company was able to generate adequate cash flow from its operations to meet these annual cash payments and the special accommodation advance was not needed.

On June 14, 2001, the Company entered into the Third Amendment to the Credit and Security Agreement ("Amendment 3") with WFBC. There, WFBC reduced the interest rate on the revolving credit facility from prime + 1/2% to prime (6.75% at June 30, 2001). In addition, the capital expenditure limit was increased from $500,000 to $650,000 for 2001 to accommodate the additional expenditures incurred following the acquisition of Tandy Leather.

The revolving credit facility with WFBC is based upon the level of the Company's accounts receivable and inventory. At June 30, 2001 and December 31, 2000, the available and unused portion of the credit facility was approximately $912,000 and $885,000, respectively.

The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of any potential new sales/distribution units. In 2001, the funding for the opening of any new units is expected to be provided by operating leases, cash flows from operating activities, and the revolving credit facility. As previously disclosed, a new unit is to be opened in the third quarter of 2001. Historically, the Company invests approximately $125,000 in opening a new unit. However, management expects the new unit (located in Toronto, Ontario) opening in July 2001 will require slightly less capital to open.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's Credit Facility includes loans with interest rates that vary with changes in the prime rate. An increase of one percentage point in the prime rate would not have a material impact on the Company's future earnings.


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 24, 2001, the Annual Meeting of the Stockholders of the Company was held in the Longhorn Room at The Stockyards Hotel, Fort Worth, Texas to consider and act on the following manner:

     (1)  To elect the  following  individuals  to serve as directors  until the
          Company's  2002  Annual  Meeting  of   Stockholders   or  until  their
          successors are duly elected and qualified:

          Shannon L. Greene          Michael A. Markwardt     Anthony C. Morton
          Joseph R. Mannes           Robin L. Morgan          Wray Thompson
          H.W. "Hub" Markwardt       Ronald C. Morgan         William M. Warren

As to item (1) above, the following table shows the votes cast for and against, as well as those that abstained from voting, the election of these individuals as directors of the Company:

                                                For       Against    Abstaining
                                                ---       -------    ----------
              Shannon L. Greene              9,528,502        101         6,000
              Joseph R. Mannes               9,527,997        606         6,000
              H.W. "Hub" Markwardt           9,528,502        101         6,000
              Michael A. Markwardt           9,526,997      1,606         6,000
              Robin L. Morgan                9,527,481      1,122         6,000
              Ronald C. Morgan               9,527,502      1,101         6,000
              Anthony C. Morton              9,527,502      1,101         6,000
              Wray Thompson                  9,527,502      1,101         6,000
              William M. Warren              9,527,502      1,101         6,000

The foregoing matters are described in detail in the Company's proxy statement dated April 24, 2001, for the 2001 Annual Meeting of Stockholders.

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

                                          THE LEATHER FACTORY, INC.
                                                (Registrant)


Date:  August 14, 2001                    By: /s/ Wray Thompson
                                              --------------------------
                                              Wray Thompson
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Date:  August 14, 2001                    By: /s/ Shannon L. Greene
                                              --------------------------
                                              Shannon L. Greene
                                                  Chief Financial Officer and
                                                  Treasurer  (Chief Accounting
                                                  Officer)

                   THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
     Exhibit
     Number                            Description
     ------                            -----------

      *4.1 Amendment to Loan and Security Agreement dated February 7, 2001, by and between The Leather Factory, Inc. a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman & Company, Inc., Hi-Line Leather & Manufacturing, and Tandy Leather Company, Inc. (f/k/a Leather Tan Acquisition, Inc.) and Wells Fargo Business Credit, Inc.

      *4.2 Amendment to Loan and Security Agreement dated June 14, 2001, by and between The Leather Factory, Inc. a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman & Company, Inc., Hi-Line Leather & Manufacturing, and Tandy Leather Company, Inc. (f/k/a Leather Tan Acquisition, Inc.) and Wells Fargo Business Credit, Inc.





-------------------
*Filed herewith.