Form 10-Q
period 2001-09-30
LEATHER FACTORY INC
filed 2001-11-14
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

                                   Yes X   No
                                      ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares outstanding as
                Class                                of November 14, 2001
----------------------------------------       ---------------------------------
Common Stock, par value $.0024 per share                   9,991,161

Forward-Looking Statements

         This report contains forward-looking statements of management. There are certain important risks that could cause results to differ materially than those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things,

o The recent downturn in the economy in the United States, as well as abroad, may cause our sales to decrease or not to increase.

o As a result of the terrorist activities on and after September 11, 2001, consumer-buying habits could change and decrease our sales.

o If terrorists choose to target livestock in the United States or abroad for chemical, biological or other attacks, our sources of raw material and inventory could decrease, or these items could become more expensive.

o The prices of hides and leathers also fluctuate in normal times, and these fluctuations can affect the Company.

o If, for whatever reason, the costs of our raw materials and inventory increase, we may not be able to pass those costs on to our customers, particularly if the economy has not recovered from its downturn.

o Other factors could cause either fluctuations in buying patterns or possible negative trends in the craft and western retail markets. In addition, our customers may change their preferences to products other than ours, or they may not accept new products as we introduce them.

o The Company currently buys in 22 countries around the world. War, terrorism, changes in the internal affairs or international relations of these countries (such as events that might affect their Most Favored Nation status with the United States of America) and other uncertainties can disrupt our purchases from abroad.

o We might fail to realize the anticipated benefits of the recent acquisition of the assets of Tandy Leather.

o Tax or interest rates might increase. In particular, interest rates are likely to increase at some point from their present low levels. These increases will increase our costs of borrowing funds as needed in our business.

o Any change in the commercial banking environment may affect us and our ability to borrow capital as needed.

o Other uncertainties, which are difficult to predict and many of which are beyond the control of the Company, may occur as well.

The Company does not intend to update forward-looking statements.

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     September 30, 2001 and December 31, 2000..........................     4

    Consolidated Statements of Income
     Three and nine months ended September 30, 2001 and 2000...........     5

    Consolidated Statements of Cash Flows
     Nine months ended September 30, 2001 and 2000.....................     6

    Consolidated Statements of Stockholders' Equity
     Nine months ended September 30, 2001 and 2000.....................     7

    Notes to Consolidated Financial Statements.........................     8

  Item 2.  Management's Discussion and Analysis of Financial

    Condition and Results of Operations................................    11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk..    15

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K............................    16


SIGNATURES.............................................................    16


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                           September 30,         December 31,
                                                                                2001                 2000
                                                                         -----------------    -----------------
                                                                            (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
     Cash                                                                    $        --          $     234,141
     Cash restricted for payment on revolving credit facility                      358,583              390,467
     Accounts receivable-trade, net of allowance for doubtful accounts
         of $210,000 and $338,000 in 2001 and 2000, respectively                 2,836,959            2,191,996
     Inventory                                                                   9,466,025            9,205,898
     Prepaid income taxes                                                           50,955                 --
     Deferred income taxes                                                         140,111              130,802
     Other current assets                                                          712,643              710,085
                                                                         -----------------    -----------------
                             Total current assets                               13,565,276           12,863,389
                                                                         -----------------    -----------------

PROPERTY AND EQUIPMENT, at cost                                                  4,282,144            3,657,601
  Less-accumulated depreciation and amortization                                (2,837,597)          (2,494,732)
                                                                         -----------------    -----------------
                             Property and equipment, net                         1,444,547            1,162,869

GOODWILL, net of accumulated amortization of $1,528,000
     and $1,367,000 in 2001 and 2000, respectively                               4,591,352            4,765,092
OTHER INTANGIBLES, net of accumulated amortization of
     $167,000 and $100,000, in 2001 and 2000, respectively                         550,246              615,647
OTHER assets                                                                       280,473              279,082
                                                                         -----------------    -----------------
                                                                             $  20,431,894        $  19,686,079
                                                                         =================    =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                        $   2,464,970        $   2,159,910
     Accrued expenses and other liabilities                                      1,005,761            1,290,613
     Income taxes payable                                                             --                 94,795
     Notes payable and current maturities of  long-term debt                     4,980,523            5,759,626
                                                                         -----------------    -----------------
                             Total current liabilities                           8,451,254            9,304,944
                                                                         -----------------    -----------------

DEFERRED INCOME TAXES                                                               64,337               72,473

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                         13,008               13,025

COMMITMENTS AND CONTINGENCIES                                                         --                   --

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         shares authorized, none issued or outstanding                                --                   --
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 9,991,161 and 9,908,161 shares issued
         and outstanding at 2001 and 2000, respectively                             23,979               23,780
     Paid-in capital                                                             4,030,508            3,946,608
     Retained earnings                                                           7,987,476            6,471,754
     Less: Notes receivable - secured by common stock                             (102,773)            (120,339)
     Accumulated other comprehensive loss                                          (35,895)             (26,166)
                                                                         -----------------    -----------------
                             Total stockholders' equity                         11,903,295           10,295,637
                                                                         -----------------    -----------------
                                                                             $  20,431,894        $  19,686,079
                                                                         =================    =================


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             THREE and NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

--------------------------------------------------------------------------------

                                                           THREE MONTHS                        NINE MONTHS
                                                        2001             2000             2001             2000
                                                 --------------   --------------   --------------   --------------
NET SALES                                           $ 9,198,401      $ 7,374,556      $27,930,907      $22,382,518

COST OF SALES                                         4,586,827        3,660,995       13,456,322       11,297,333
                                                 --------------   --------------   --------------   --------------

                 Gross profit                         4,611,574        3,713,561       14,474,585       11,085,185

OPERATING EXPENSES                                    3,823,038        3,012,409       11,533,970        8,619,243
                                                 --------------   --------------   --------------   --------------

INCOME FROM OPERATIONS                                  788,536          701,152        2,940,615        2,465,942

OTHER EXPENSE:
         Interest expense                               102,235          135,316          375,442          439,878
         Other, net                                      20,317           14,547           31,959           30,752
                                                 --------------   --------------   --------------   --------------
                 Total other expense                    122,552          149,863          407,401          470,630
                                                 --------------   --------------   --------------   --------------

INCOME BEFORE INCOME TAXES                              665,984          551,289        2,533,214        1,995,312

PROVISION FOR INCOME TAXES                              269,456          236,190        1,017,492          802,877
                                                 --------------   --------------   --------------   --------------

NET INCOME                                          $   396,528      $   315,099      $ 1,515,722      $ 1,192,435
                                                 ==============   ==============   ==============   ==============





NET INCOME PER COMMON SHARE - Basic                 $      0.04      $      0.03      $      0.15      $      0.12
                                                 ==============   ==============   ==============   ==============

NET INCOME PER COMMON SHARE--Assuming Dilution      $      0.04      $      0.03      $      0.15      $      0.12
                                                 ==============   ==============   ==============   ==============







   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

--------------------------------------------------------------------------------


                                                                              2001              2000
                                                                       --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 1,515,722       $ 1,192,435
  Adjustments to reconcile net income to net
   cash provided by operating activities-
     Depreciation & amortization                                              550,024           443,500
     Loss (gain) on disposal of assets                                           (333)            3,689
     Amortization of deferred financing costs                                  34,316            18,132
     Other                                                                    (27,174)           (7,837)
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                        (644,963)           22,316
       Inventory                                                             (260,127)        1,048,017
       Income taxes                                                          (145,750)         (363,950)
       Other current assets                                                    (2,558)           25,238
       Accounts payable                                                       305,060          (758,283)
       Accrued expenses and other liabilities                                (284,853)          168,870
                                                                       --------------    --------------
     Total adjustments                                                       (476,358)          599,692
                                                                       --------------    --------------

      Net cash provided by operating activities                             1,039,364         1,792,127
                                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (628,543)         (161,042)
  Proceeds from sales of assets                                                 2,000              --
  Increase in other assets                                                     (1,391)            1,088
  Other intangible costs                                                         --               2,186
                                                                       --------------    --------------

      Net cash used in investing activities                                  (627,934)
                                                                                               (157,768)
                                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in revolving credit loans                                     (722,814)       (1,530,281)
  Proceeds from notes payable and long-term debt                               18,676              --
  Payments on notes payable and long-term debt                                (74,981)         (218,519)
  Change in cash restricted for payment on revolving credit facility           31,883            93,810
  Payments received on notes secured by common stock                           17,566             8,814
  Deferred financing cost incurred                                               --             (25,626)
  Proceeds from issuance of common stock                                       84,099            16,875
                                                                       --------------    --------------

      Net cash used in financing activities                                  (645,571)       (1,654,927)
                                                                       --------------    --------------

NET DECREASE IN CASH                                                         (234,141)          (20,568)

CASH, beginning of period                                                     234,141           134,465
                                                                       --------------    --------------

CASH, end of period                                                       $      --         $   113,897
                                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                         $   365,660       $   453,645
  Income taxes paid during the period, net of (refunds)                   $   990,311       $ 1,168,449


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------


                                              Common Stock                                           Notes         Accumulated
                                      ---------------------------                                  receivable         Other
                                         Number          Par          Paid-in        Retained     - secured by     Cumulative
                                       of shares        value         capital        Earnings     common stock        Loss
                                      ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 1999               9,853,161   $     23,648   $  3,901,740   $  4,930,434   $   (153,416)   $    (21,981)

 Payments on notes receivable -
    secured by common stock                   --             --             --             --            8,814            --

 Shares issued - employee
    Stock options exercised                 30,000             72         16,803           --             --              --

 Net Income                                   --             --             --        1,192,435           --              --

 Translation adjustment                       --             --             --             --             --            (4,980)
                                      ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, September 30, 2000              9,883,161   $     23,720   $  3,918,543   $  6,122,869   $   (144,602)   $    (26,961)
                                      ============   ============   ============   ============   ============    ============



BALANCE, December 31, 2000               9,908,161   $     23,780   $  3,946,608   $  6,471,754   $   (120,339)   $    (26,166)

 Payments on notes receivable -
    secured by common stock                   --             --             --             --           17,566            --

 Shares issued - employee
    Stock options exercised                 83,000            199         83,900           --             --              --

 Net Income                                   --             --             --        1,515,722           --              --

 Translation adjustment                       --             --             --             --             --            (9,729)
                                      ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, September 30, 2001              9,991,161   $     23,979   $  4,030,508   $  7,987,476   $   (102,773)   $    (35,895)
                                      ============   ============   ============   ============   ============    ============


                                                                                   Comprehensive
                                                                       Total       Income (Loss)
                                                                    ------------   -------------

BALANCE, December 31, 1999                                          $  8,680,425

 Payments on notes receivable -
    secured by common stock                                                8,814

 Shares issued - employee
    Stock options exercised                                               16,875

 Net Income                                                            1,192,435      1,192,435

 Translation adjustment                                                   (4,980)        (4,980)
                                                                    ------------

BALANCE, September 30, 2000                                         $  9,893,569
                                                                    ============
                                                                                   ------------
 Comprehensive income for the nine months ended September 30, 2000                 $  1,187,455
                                                                                   ============


BALANCE, December 31, 2000                                            10,295,637

 Payments on notes receivable -
    secured by common stock                                               17,566

 Shares issued - employee
    Stock options exercised                                               84,099

 Net Income                                                            1,515,722      1,515,722

 Translation adjustment                                                   (9,729)        (9,729)
                                                                    ------------

BALANCE, September 30, 2001                                         $ 11,903,295
                                                                    ============
                                                                                   ------------
 Comprehensive income for the nine months ended September 30, 2001                 $  1,505,993
                                                                                   ============



   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements  contain  all  adjustments   (consisting  of  only  normal  recurring
adjustments)  necessary to present fairly its financial position as of September
30, 2001 and December 31, 2000, and the results of operations and cash flows for the three and nine month periods ended  September 30, 2001 and 2000. The results of  operations  for the  three  and  nine  month  periods  are  not  necessarily indicative  of the  results  to be  expected  for  the  full  fiscal  year.  The consolidated  financial  statements  should  be read  in  conjunction  with  the financial  statements  and  disclosures  contained in the Company's  2000 Annual
Report on Form 10-K ("Annual Report").

Certain   reclassifications  have  been  made  to  conform  the  2000  financial statements to the presentation in 2001. The  reclassifications  had no effect on net income.

2.  INVENTORY

The components of inventory consist of the following:

                                                             As of
                                            ------------------------------------
                                              September 30,       December 31,
                                                   2001               2000
                                            -----------------  -----------------
       Finished goods held for sale            $ 8,375,700        $ 8,175,429
       Raw materials and work in process         1,090,325          1,030,469
                                            -----------------  -----------------
                                               $ 9,466,025        $ 9,205,898
                                            =================  =================


3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                       ---------------------------   ---------------------------
                                                            2001           2000           2001           2000
                                                       ------------   ------------   ------------   ------------
Numerator:
  Net  income                                           $   396,528    $   315,099    $ 1,515,722    $ 1,192,435
                                                       ------------   ------------   ------------   ------------
  Numerator for basic and diluted earnings per share        396,528        315,099      1,515,722      1,192,435

Denominator:
  Weighted-average shares outstanding-basic               9,991,052      9,876,422      9,970,985      9,869,803

Effect of dilutive securities:
  Stock options                                             427,831        146,668        228,346        128,764
  Warrants                                                  237,976        176,074        201,027        170,807
                                                       ------------   ------------   ------------   ------------
Dilutive potential common shares                            665,807        322,742        429,373        299,571

  Denominator for diluted earnings per share-
  weighted-average shares                                10,656,859     10,199,164     10,400,358     10,169,374
                                                       ============   ============   ============   ============

  Basic earnings per share                              $      0.04    $      0.03    $      0.15    $      0.12
                                                       ============   ============   ============   ============

  Diluted earnings per share                            $      0.04    $      0.03    $      0.15    $      0.12
                                                       ============   ============   ============   ============



Unexercised  stock options owned by certain  employees and directors to purchase
2,000 and 6,000 shares of common stock as of September 30, 2001 and 2000, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than or equal to the average market price of the common stock during the period.


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

                                                      The Leather    Tandy Leather    Roberts,
                                                        Factory         Company     Cushman & Co       Total
                                                   --------------------------------------------------------------
For the quarter ended September 30, 2001
Net Sales                                            $  7,266,214    $  1,453,959   $    478,228   $  9,198,401
Gross Profit                                            3,656,235         827,881        127,458      4,611,574
Operating earnings                                        700,505          73,303         14,728        788,536
Interest expense                                                                                       (102,235)
Other, net                                                                                              (20,317)
                                                                                                   --------------
Income before income taxes                                                                              665,984
                                                                                                   --------------
     Depreciation and amortization                        130,711          24,267         38,330        193,308
     Total assets                                    $ 12,864,099    $  2,572,448   $  4,995,347   $ 20,431,894
                                                   --------------------------------------------------------------

For the quarter ended September 30, 2000
Net Sales                                            $  6,782,283            --     $    592,273   $  7,374,556
Gross Profit                                            3,437,633            --          275,928      3,713,561
Operating earnings                                        562,362            --          138,790        701,152
Interest expense                                                                                       (135,316)
Other, net                                                                                              (14,547)
                                                                                                   --------------
Income before income taxes                                                                              551,289
                                                                                                   --------------
     Depreciation and amortization                        114,335            --           38,518        152,853
     Total assets                                    $ 11,549,163            --     $  5,157,987   $ 16,707,150
                                                   --------------------------------------------------------------




                                                      The Leather    Tandy Leather    Roberts,
                                                        Factory         Company     Cushman & Co       Total
                                                   --------------------------------------------------------------
For the nine months ended September 30, 2001
Net Sales                                            $ 21,385,770    $  5,016,601   $  1,528,536   $ 27,930,907
Gross Profit                                           11,203,925       2,809,848        460,812     14,474,585
Operating earnings                                      2,761,863         127,401         51,351      2,940,615
Interest expense                                                                                       (375,442)
Other, net                                                                                              (31,959)
                                                                                                   --------------
Income before income taxes                                                                            2,533,214
                                                                                                   --------------
     Depreciation and amortization                        356,676          78,651        114,697        550,024
     Total assets                                    $ 12,864,099    $  2,572,448   $  4,995,347   $ 20,431,894
                                                   --------------------------------------------------------------

For the nine months ended September 30, 2000
Net Sales                                            $ 20,538,813            --     $  1,843,705   $ 22,382,518
Gross Profit                                           10,345,621            --          739,564     11,085,185
Operating earnings                                      2,080,955            --          384,987      2,465,942
Interest expense                                                                                       (439,878)
Other, net                                                                                              (30,752)
                                                                                                   ------------
Income before income taxes                                                                            1,995,312
                                                                                                   ------------
     Depreciation and amortization                        327,346            --          116,154        443,500
     Total assets                                    $ 11,549,163            --     $  5,157,987   $ 16,707,150
                                                   --------------------------------------------------------------


        Net sales for geographic areas were as follows:
                                               Quarter ended September 30,
                                                   2001              2000
                                       -------------------- -----------------
          United States                        $ 8,631,554       $ 6,965,365
          All other countries                      566,847           409,191
                                       -------------------- -----------------
                                               $ 9,198,401       $ 7,374,556
                                       ==================== =================



                                             Nine months ended September 30,
                                                   2001              2000
                                       -------------------- -----------------
          United States                        $26,324,849       $21,309,022
          All other countries                    1,606,058         1,073,496
                                       -------------------- -----------------
                                               $27,930,907       $22,382,518
                                       ==================== =================




5.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 and 142. SFAS 141, "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method of accounting will be prohibited. The Company does not have any pending acquisitions that will be impacted by this new rule.

SFAS 142,  "Goodwill and Other  Intangible  Assets"  changes the  accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill will cease January 1, 2002, the date the Company expects to adopt this standard. Subsequently, the Company's goodwill will be tested at least annually for impairment. As of September 30, 2001, the Company had $4.6 million of goodwill with annual amortization expected to be approximately $225,000 for 2001. The Company does not believe there is any goodwill impairment at this time.

Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144, issued by FASB in October 2001, addresses accounting and reporting for the impairment of disposal of long-lived assets, including the disposal of a segment of business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS 144 will be adopted by the Company effective January 1, 2002, applied prospectively. At this time, we are reviewing the impact of SFAS 144 but do not expect it to have a material effect on the Company.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The Leather Factory, Inc. ("TLF," the "Company" or "we") is a Delaware corporation whose common stock trades on the American Stock Exchange under the symbol "TLF". The Company is managed on a business entity basis, with those businesses being The Leather Factory ("LF"), Tandy Leather Company ("Tandy Leather"), and Roberts, Cushman & Company, Inc. ("Cushman"). See Note 4 to the Consolidated Financial Statements for additional information concerning the Company's segments.

The Leather Factory is an international wholesale manufacturer and distributor of a broad product line of leather, leatherworking tools, buckles and other belt supplies, shoe-care and repair supplies, leather dyes and finishes, adornments for belts, bags, and garments, saddle and tack hardware, and do-it-yourself leathercraft kits. LF also carries a product line of small finished leather goods such as cigar cases, wallets and western accessories distributed under the name "Royal Crown Custom Leather". Tandy Leather sells the same products as LF. Cushman produces and sells a related product line of hat trims in braids, leather and woven fabrics.

As previously disclosed, the Company acquired the operating assets of two subsidiaries of Tandycrafts, Inc. on November 30, 2000 to form Tandy Leather Company as a subsidiary of the Company. Further details regarding the Tandy Leather acquisition, including the consideration paid, are provided in Note 12 to the Consolidated Financial Statements contained in the Company's 2000 Annual Report on Form 10-K and the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2000, as amended on February 14, 2001.


Results of Operations
---------------------

Income Statement Comparison


The following table sets forth, for the interim periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the increase (decrease) in dollars and percent from 2000 to 2001:

                                                    % of Net Sales
                                                  Three months ended
                                                     September 30,                         Change in $ and %
                                           ----------------------------------     ------------------------------------
                                                2001               2000              $ Change            % Change
                                           ----------------    --------------     ----------------    ----------------
Net sales                                      100.0%             100.0%               $1,823,846           24.73%
Cost of sales                                   49.9               49.6                   925,832           25.29
                                           ----------------    --------------     ----------------
Gross Profit                                    50.1               50.4                   898,014           24.18
Operating expenses                              41.6               40.9                   810,629           26.91
                                           ----------------    --------------     ----------------
Income from operations                           8.5                9.5                   87,385            12.46
Interest expense and other                       1.3                2.0                  (27,310)          (18.22)
                                           ----------------    --------------     ----------------
Income before income taxes                       7.2                7.5                   114,695           20.80
Income tax provision                             2.9                3.2                    33,265           14.08
                                           ----------------    --------------     ----------------
Net income                                       4.3%               4.3%                  $81,430           25.84%
                                           ================    ==============     ================

                                                    % of Net Sales
                                                  Nine months ended
                                                     September 30,                         Change in $ and %
                                           ----------------------------------     ------------------------------------
                                                2001               2000              $ Change            % Change
                                           ----------------    --------------     ----------------    ----------------
Net sales                                      100.0%             100.0%               $5,548,389           24.79%
Cost of sales                                   48.2               50.5                 2,158,989           19.11
                                           ----------------    --------------     ----------------
Gross Profit                                    51.8               49.5                 3,389,400           30.58
Operating expenses                              41.3               38.5                 2,914,727           33.82
                                           ----------------    --------------     ----------------
Income from operations                          10.5               11.0                   474,673           19.25
Interest expense and other                       1.4                2.1                   (63,230)         (13.44)
                                           ----------------    --------------     ----------------
Income before income taxes                       9.1                8.9                   537,903           26.96
Income tax provision                             3.6                3.6                   214,616           26.73
                                           ----------------    --------------     ----------------
Net income                                      5.5%               5.3%                  $323,287           27.11
                                           ================    ==============     ================


Revenues

We continued our growth trend as the third quarter of 2001 produced consolidated sales totaling $9.2 million compared to $7.4 million for the third quarter of 2000. Tandy Leather's sales of $1.45 million accounted for 80% of the increase. Sales for the nine months ended September 30, 2001 are up $5.5 million or 25% over the first nine months of 2000. Tandy's sales contributed $5.0 million to the increase.

Our retail sales were strong in the current quarter, increasing 15% over the second quarter of 2001 and 6% over the third quarter of 2000. On an annual basis, retail sales are up 7% over last year. As we discussed previously, our catalog was released in July 2001. Historically, retail sales are strong in the quarter in which the catalog is distributed. This year proved to be no exception. Sales to our small manufacturer market group are showing promise as we experienced a 26% increase to these customers in the current quarter over last year. Sales trends to this market group are difficult to predict as the timing of orders from manufacturing facilities varies from year to year. We have been successful in adding new customers to this market group and are pleased with the potential revenue to be earned in the future.

Craft sales continued a growth trend into this quarter. Third quarter sales increased 38% over sales in the third quarter a year ago. Annual craft sales are up 35% over 2000. We continue to look for and design new products for our craft programs as a way of generating continuing revenue from this customer base. Our traditional wholesale and Authorized Sales Center ("ASC") sales dropped slightly in the current quarter compared to a year ago. We believe that this decrease is due to the softening of the economy in general as the small retailers generally are the first businesses to reduce their spending in this situation. We are working with this market group to enhance advertising efforts in hopes of generating sales.

Costs, Gross Profit, and Expenses

Our cost of sales as a percentage of revenue was 49.9% for the third quarter of 2001 as compared to 49.6% for the same quarter in 2000. This translates into gross profit margins of 50.1% and 50.4% for the quarters ended September 30, 2001 and 2000, respectively. The slight decrease in gross profit margin was primarily due to the variations in leather prices during the last six months. As previously discussed, we purchased extra quantities of leather in the early part of the year in order to avoid potential rising leather prices as a result of the hoof and mouth disease scare in Europe. We believe we acted appropriately in order to "hedge" against rising prices. Since then, hide prices have fallen below those before the scare. Our inventory is valued at the lower of cost or market and the price we paid for leather in the spring of 2001 is now higher than current market price. Therefore, we dropped the value of our leather inventory at the end of the third quarter to match market price and as a result, our cost of goods increased slightly. Management is not concerned with the 0.3% decrease in gross profit margin compared to a year ago as we believe we were successful in avoiding significant price spikes in an unusually volatile leather market.

For the nine months ended September 30, 2001, our gross profit margin gained 2.3 percentage points against gross profit margins for the nine months ended September 30, 2000. We continue to believe that the retail/wholesale mix and faster response to product cost changes contributes to the improvement. The Company's point-of-sale computer system provides timely information to management concerning selling prices and margins being attained at the distribution units. This information is useful to manage inventory more efficiently (i.e. selling prices, cost changes, product usage, etc.)

Operating expenses were $811,000 higher in the third quarter of 2001 than in the same quarter of 2000. Tandy Leather contributed $755,000 of this increase. Excluding the effect of Tandy Leather, operating expenses as a percentage of sales increased less than 2% from last year's totals. Tandy Leather's operating efficiency held at 52% of sales in the third quarter of 2001, the same as the second quarter of 2001. LF's operating expenses were up slightly in the third quarter of 2001 - primarily the result of increased employee benefit costs and continued advertising efforts to expand current markets. We continue to monitor the operating efficiencies of the Company overall and have implemented some cost-cutting measures in the early part of the fourth quarter in order to achieve our operating goals.

Our operating expenses year-to-date are up approximately $3.0 million over last year. Tandy Leather's contribution to this increase totaled $2.7 million. The increase in advertising expenses throughout the year contributes the significant portion of the additional increase.

Other (Income) Expense

Other expenses were down 18.2% in the third quarter of 2001 compared to the same quarter of 2000. This reduction is primarily in interest expense due to the decrease in interest rates in 2001 as compared to 2000. The floating interest rate paid on the Company's debt decreased nine times during the nine months ended September 30, 2001 from 10% to 6%. In the first nine months of 2000, the interest rate increased four times, from 9% to 10%.

For the nine months ended September 30, 2001, other expenses decreased $63,000 over the same period in 2000. The decrease in interest costs account for the majority of the decrease as the company's debt balance and the interest rates continue to decline.


Net Income

The Company reported net income of $396,000 during the third quarter of 2001 compared to net income of $315,000 for the same period a year ago. Net income for the nine months ended September 30, 2001 was $1.5 million versus $1.2 million for the nine months ended September 30, 2000. The improvement was principally due to the increase in gross profit margin, offset somewhat by the increase in operating expenses.

Effect of September 11, 2001

During the first ten to fifteen days after the attacks on September 11, 2001, our sales decreased slightly. Although it may be too early to predict a definite trend, sales in the early part of the fourth quarter suggest a promising return to pre-September 11th levels.

Also in the wake of the September 11 attacks, we have encountered some delays in the delivery of domestic mail. Several of our sales flyers were up to two weeks late in reaching customers, and, for a brief period, there were delays in the delivery of orders to customers because of suspended air travel. However, these delays appear to have been temporary, and currently, management believes mailing and delivery schedules are being met by the U.S. Postal Service and the freight carriers.

At this time, management does not believe that the events of September 11th and thereafter had or will have a material impact on the Company.

Because terrorists have only targeted humans, anthrax does not appear to be a threat to any of the Company's product sources. However, an outbreak of mad cow disease or other similar disease in livestock herds here or abroad could result in significant negative effects on the Company's product availability or prices.


Capital Resources, Liquidity and Financial Condition
----------------------------------------------------

Our primary sources of liquidity and capital resources during the first three quarters of 2001 were funds provided by operating activities in the amount of $1,039,000 and the Company's Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("WFBC"). The largest portion of the operating cash flow was used to pay down debt balances, and purchase property and equipment. Capital expenditures of $629,000 through September 30, 2001 consisted of $330,000 in computer equipment, $172,000 in equipment and leasehold improvements related to the Tandy acquisition, and $127,000 in various equipment and furniture purchases.

The primary sources of liquidity and capital resources during the third quarter of 2001 were funds provided by the Company's Credit and Security Agreement. Operating activities in the third quarter used cash in the amount of $478,000, due to an increase in inventory and a decrease in accounts payable. This is caused by the extra leather purchases made in the second quarter of 2001 required to be paid for in the third quarter.

The Company also uses a revolving credit facility under the Credit and Security Agreement to manage cash flow. In an attempt to apply all available cash to the balance on this revolving credit facility, we had a zero balance of unrestricted cash at September 30, 2001. At the same date, the Company had in excess of $1.1 million in available credit under the revolving credit facility.

The Company's investment in accounts receivable was $2.8 million at September 30, 2001, up $645,000 from $2.2 million at year-end 2000. Credit sales in the current year are on pace to exceed the 2000 totals by approximately $3 million. As of September 30, 2001, days to collect dropped by almost 3 days compared to 2000. We closely monitor the purchasing and payment activities of customers who have been granted credit by us for indications of possible delinquency. Given the state of the national economy, our credit policies have been further tightened in an attempt to avoid potential problems in collecting accounts.

Inventory increased $260,000 to $9.5 million at September 30, 2001 from $9.2 million at year-end 2000. Inventory turnover increased to an annualized rate of
4.32 times during the first nine months of 2001, an improvement over the turnover of 3.64 times for all of 2000. Compared to annualized inventory turnover rates of 4.26 times in the first quarter of 2001 and 4.12 times in the second quarter, the fluctuations in the rates are in line with management's expectations following the intentional increase in inventory during the past several quarters.

Accounts payable increased 14% to $2.5 million at the end of the third quarter from the end of 2000. Compared to the end of the second quarter 2001, the total dropped 6%. These relationships are consistent with previous discussions concerning the fluctuations in inventory over the last several quarters.

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

As previously disclosed, on February 7, 2001, the Company entered into the Second Amendment to the Credit and Security Agreement ("Amendment 2") with WFBC. There, WFBC granted a special accommodation advance of a maximum of $300,000 to be used by the Company as needed through July 2001. At the time of Amendment 2, the Company was anticipating significant cash requirements for payment of income taxes and annual ESOP contribution and manager bonuses. However, the Company was able to generate adequate cash flow from its operations to meet these annual cash payments, and the special accommodation advance was not needed.

Also disclosed previously, on June 14, 2001, the Company entered into the Third Amendment to the Credit and Security Agreement ("Amendment 3") with WFBC. There, WFBC reduced the interest rate on the revolving credit facility from prime + 1/2% to prime (6.75% at June 30, 2001 and 6.0% at September 30, 2001). In
addition, the capital expenditure limit was increased from $500,000 to $650,000 for 2001 to accommodate the additional expenditures incurred following the acquisition of Tandy Leather.

The revolving credit facility with WFBC is based upon the level of the Company's accounts receivable and inventory. At September 30, 2001 and December 31, 2000, the available and unused portion of the credit facility was approximately $1.1 million and $885,000, respectively.

We believe that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of any potential new sales/distribution units. In 2001, the funding for the opening of any new units is expected to be provided by operating leases, cash flows from operating activities, and the revolving credit facility. Two new units, located in Toronto, Ontario, and Chicago, Illinois, were opened in the third quarter of 2001. Historically, the Company invests approximately $125,000 in opening a new unit. However, both units were opened at substantially lower costs than expected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's Credit Facility includes loans with interest rates that vary with changes in the prime rate. An increase of one percentage point in the prime rate would not have a material impact on the Company's future earnings.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    --------

        None

(b) Reports on Form 8-K
    -------------------

        None




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE LEATHER FACTORY, INC.
                                               (Registrant)


Date:  November 14, 2001                By:   /s/ Wray Thompson
                                              --------------------------
                                              Wray Thompson
                                                   Chairman of the Board and
                                                   Chief Executive Officer

Date:  November 14, 2001                By:   /s/ Shannon L. Greene
                                              ----------------------
                                              Shannon L. Greene
                                                   Chief Financial Officer and
                                                   Treasurer  (Chief Accounting
                                                   Officer)