Form 10-K
period 2001-12-31
LEATHER FACTORY INC
filed 2002-03-20
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,797,859 at March 11, 2002. At that date there were 10,011,161 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.  BUSINESS.
-----------------

         As  used  in  this  Report,   the  terms  "we,"  "us,"  "our,"   "TLF,"
"management," and the "Company" mean The Leather Factory, Inc. and its subsidiaries (unless the context indicates a different meaning).

General

         The Leather Factory, Inc. is a Delaware corporation whose common stock trades on the American Stock Exchange under the symbol "TLF." The Company was first incorporated under the laws of the State of Colorado in 1984 and reincorporated under the laws of the State of Delaware in June 1994.

         We are an international marketer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, shoe repair supplies, saddle and tack hardware, and do-it-yourself kits. Also, we manufacture and distribute fancy hat trims, leather lacing and kits. The Company distributes its products through 30 sales and distribution units located throughout  the U.S.  and Canada  and  through  its  subsidiary,  Tandy  Leather
Company, via 2 retail stores and mail/telephone/website orders (http://www.tandyleather.com).

         The Company sells its products worldwide and is managed on a business entity basis, with those businesses being The Leather Factory ("Leather Factory"), Tandy Leather Company ("Tandy" or "Tandy Leather"), and Roberts, Cushman & Company, Inc. ("Cushman"). See Note 13 Segment Information to the Consolidated Financial Statements for financial and additional information concerning the Company's segments.

         We frequently introduce new products either through our own manufacturing capability or by purchasing from vendors. The Company holds a substantial number of copyrights for its designs. These designs have been incorporated throughout the Company's product line as a means of increasing its competitive advantage.

         Late in 2001, the Company announced its plans to open retail stores under the Tandy Leather name. The Tandy Leather retail store concept differs from that of a traditional Leather Factory store. Tandy stores are designed to attract walk-in retail customers primarily, while Leather Factory stores, although they can and do service retail customers, generally tend to target wholesale customers.

         As part of its original strategy to develop a multi-location chain of wholesale units, the Company has made numerous acquisitions in prior years. These acquisitions have included the purchase of six wholesale units from Brown Group, Inc. in 1985. The Company also acquired several businesses located throughout the United States that distribute shoe-related supplies to the shoe repair and shoe store industry. In 1995, the Company purchased Cushman, a leading producer of hat trims. In 1996, the Company acquired all of the issued and outstanding capital stock of its Canadian distributor, The Leather Factory of Canada, Ltd. In November 2000, the Company acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form the Tandy Leather Company subsidiary.

         No single customer's purchases represent more than 10% of the Company's total sales in 2001. Approximately 5% of our 2001 sales were export sales.

         The Company's principal offices are located at 3847 East Loop 820 South, Fort Worth, Texas 76119, and its phone number is (817) 496-4414.

Leather Factory Operations

         The Leather Factory, located in Fort Worth, Texas, distributes its broad product line of leather and leathercraft-related products in the United States and internationally. We manufacture some of our products, while the majority of products are purchased from manufacturers. The Leather Factory line includes small finished leather goods such as cigar cases, wallets and western accessories distributed under the name, Royal Crown Custom LeatherTM. The Leather Factory line accounted for 77.0%, 89.9%, and 91.1% of the total consolidated net sales of the Company for 2001, 2000, and 1999, respectively.

         Business Strategy. We distribute Leather Factory products through its 30 sales/distribution units ("Units") located in twenty states and Canada, and through its web site. The location of the Units is selected based on the location of customers, so that delivery time to customers is minimized. A two-day maximum delivery time is the Company's goal. In addition to offering its customers rapid delivery, Leather Factory also offers a "one-stop shopping" concept for both leather and leathercraft materials. The Units are designed to combine the economies of scale of warehouse locations with the marketing efficiencies that can be achieved through direct mail. The type of premises utilized for the Unit locations is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access. This kind of location typically offers lower rents compared to other more retail-oriented locations.

         The size and configuration of the Units are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner. Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades of leather and leather goods.

         Leather Factory Units serve customers through various means including walk-in traffic, phone and mail order. Both wholesale and retail customers purchase from these Units. Authorized Sales Centers (discussed below), as well as the craft, western and other retail establishments located in close geographic proximity to a particular Unit, are serviced from that Unit as well.

         We staff Leather Factory Units with experienced managers whose compensation is tied to the operating profit of their location. Sales from the Units are generated by the selling efforts of the location personnel themselves, participation by the Company at trade shows, the use of sales representative organizations and the aggressive use of direct mail advertising.

         Our primary advertising efforts are through direct mail advertising aimed at specific market groups. Like most direct mail marketers, our mailing list is one of our most important assets. Over the years, we have spent considerable time and money maintaining and updating this list. As a result, we have developed what we consider to be the purest, most up-to-date, unique collection of leathercraft customers' names and purchase information found anywhere in the world. Our mailing list has been the key to our sales in the past and will continue to be the key in the future. We estimate that in 2002, we will produce and mail 80 different direct mail pieces from a simple black and white postcard to our 140-page full color catalog.

         Customers. Leather Factory's customer base is comprised of individuals, wholesale distributors, tack and saddle shops, shoe repair shops, institutions (prisons and prisoners, schools, hospitals), dealer stores, western stores, craft stores and craft store chains, hat manufacturers and distributors, other large volume purchasers, manufacturers, and retailers dispersed geographically throughout the world. Wholesale sales make up the majority of our Leather Factory business, while retail sales have historically been less than 10% of Leather Factory sales. During the last few years, retail sales have increased somewhat, resulting in a shift in our sales mix. In 1999, our sales mix was 85% wholesale and 15% retail. In 2000 and 2001, the mix was 80% wholesale and 20% retail. We are continuing efforts to attract the retail customer to Leather Factory; however, the strongest market for this line continues to be the wholesale customer. Leather Factory sales generally do not reflect significant seasonal patterns.

         Leather Factory's Authorized Sales Center ("ASC") program was developed to generate sales in geographical areas where we currently do not have a sales/distribution unit without the capital investment needed to open one. An unrelated person who desires to become an ASC must apply with Leather Factory and upon approval, place a minimum initial order. There are also minimum annual purchase amounts set that the ASC must adhere to in order to maintain ASC status. In exchange, the ASC gets free advertising in certain sale flyers, price breaks on many products, advance notice of new products, priority shipping and handling on all orders, as well as various other benefits.

         Expansion. We opened four new Leather Factory Units in 1999, and two new Units in each of the years 2000 and 2001. Our current plans are to continue expansion conservatively by: (i) opening Units as and when such additions are determined feasible; and (ii) acquiring companies in related areas/markets which offer synergistic aspects based on the locations and/or product lines of the businesses.

Tandy Leather Operations

         Tandy Leather Company, located in Fort Worth, Texas, bears the name of the oldest and best-known supplier of leather and related supplies used in the leathercraft industry. Established in 1919, originally as Hinkley-Tandy Leather Company, Tandy Leather has been the primary resource for over four generations of leathercrafters. This subsidiary offers a product line of quality tools, leather, accessories, kits and teaching materials.

         As noted above, we acquired the Tandy Leather assets in November 2000. Tandy Leather accounted for 17.7% and 1.9% of the total consolidated net sales of the Company for 2001 and 2000, respectively.

         Business Strategy. Tandy Leather sells its products through a central call center that handles phone, mail and fax orders, our web site, www.tandyleather.com, and approximately 70 U.S. authorized dealers. Orders placed through the call center and Internet are processed and shipped from our Fort Worth distribution center. Typically, 80% of our business arrives by phone, fax or mail orders. The other 20% comes through the web site. Additionally, our products are sold in Canada through an existing Leather Factory location, which also supports approximately 75 Tandy Leather authorized dealers located throughout the Canadian provinces.

         Tandy Leather did not own any retail stores when its assets were acquired by the Company. At one time, however, Tandy Leather owned approximately 350 retail stores located throughout the United States and Canada. We believe that Tandy Leather stores are a viable option for growth, and in 2002, we announced two Tandy Leather retail locations -- Oklahoma City, Okla. and Boise, Idaho. The retail stores serve walk-in, mail and phone order customers from convenient locations in established retail areas. Tandy Leather stores are staffed by knowledgeable sales people whose compensation is based, in part, upon the profitability of their store. More information about expansion plans is explained below.

         Sales by Tandy Leather are driven through the efforts of the call center and store staff, trade shows, our 132-page catalog and a direct marketing program that includes sales flyers and e-mail announcements. Maintaining detailed customer history allows us to target certain customer segments in our mailings. We are in the process of expanding the information maintained in the Tandy Leather customer mailing list to match the detail maintained by Leather Factory, as we believe we can more effectively market to customer groups by tracking the additional information. This provides significant opportunity for sales retention and growth.

         Tandy Leather has long been the entry point for new customers getting into leathercraft. We continue to broaden our customer base by working with various youth organizations and institutions where people are introduced to leathercraft, as well as hosting classes in the retail stores.


         Customers. Tandy's customer base is comprised mostly of individual hobbyists but also includes a number of resellers, small manufacturers, institutions and dealers. Individual retail customers are our largest customer segment, representing over 50% of Tandy Leather sales.

         Authorized Dealers represent another significant segment of our sales at approximately 18%. Dealers are independent retail businesses that have been authorized to sell our products in their store and do business as "Tandy Leather Dealers." This allows us to have our products distributed in communities and countries where maintaining a physical presence would be cost prohibitive.

         Other important customer segments include youth-related groups and camps representing approximately 7% of sales and international business representing about 5% of sales. Tandy's sales, when operating strictly as an order fulfillment house (phone, fax, mail, and Internet orders), are generally consistent quarter to quarter (25% per quarter). Its retail store operations historically generated slightly more sales in the 4th quarter of each year (approximately 30%) and less in the 2nd quarter (approximately 20%) while the 1st and 3rd quarters remained steady at 25%.

         Expansion. In December 2001, The Leather Factory, Inc. announced plans to expand the Tandy Leather line through the introduction of Tandy Leather retail stores. This expansion began with acquisitions of existing leathercraft stores in both January and February 2002. Tandy anticipates that it will add two to five additional retail stores during 2002 by opening new stores and acquiring existing leathercraft stores as opportunities arise with attractive terms.

Roberts, Cushman Subsidiary

         Cushman is located in Long Island City, N.Y., and produces and sells headwear adornments (decorations that adorn the outside of a hat), manufacturing made-to-order trimmings for the headwear industry for over 140 years. Cushman accounted for 5.3%, 8.2%, and 8.9% of the total consolidated net sales of the Company for 2001, 2000, and 1999, respectively.

         Business Strategy. Cushman has long been considered one of the leaders in the field of headwear trimmings. It designs and manufactures exclusive trimmings for all type of hats. Trims are sold to hat manufacturers directly. Cushman does not employ an outside sales force. Instead, customers visit the facilities in New York and, with a Cushman designer, incorporate their ideas into a customized product. The customer is provided samples or photographs of each design before they leave the premises. Customer can use the sample as a sales tool to obtain orders. This "design-on-site" process is unique in the industry.

         Customers. Currently, there are approximately 90 to 100 headwear manufacturers worldwide. Cushman designs and manufactures trims for over 75 of those manufacturers, supplying customized trims, as well as ribbons, buckle sets, name pins, feathers, etc. Our success in developing and maintaining long-standing relationships with our customers is due primarily to our ability to deliver quality products in a timely manner. Generally, our delivery target is three weeks or less. Cushman's backlog of in-house orders from the manufacturers is consistently 20-30 days. Cushman's sales generally do not reflect significant seasonal patterns.

         Expansion. Cushman has been very successful providing a very specific product line directly to headwear manufacturers. Given the current conditions, we do not believe that there is much room for expansion in the industry, other than to capture additional market share. We have considered the possibility of expanding production to other leather products. However, even though the potential products would be made from leather and therefore could be considered somehow related, we have decided that Cushman's expansion into other products is not feasible at this time.

Additional Information

         Products. Our core business consists of manufacturing, importing and distributing leather, traditional leathercraft materials (do-it-yourself kits, stamping sets, and leatherworking tools), craft-related items (leather lace, beads, and wearable art accessories), hardware, metal garment accessories (belt buckles, belt buckle designs, and conchos), shoe care and repair supplies, and leather finishes. We attempt to maintain the optimum number of stock-keeping units ("SKUs") in the Leather Factory and Tandy Leather lines to balance proper stock maintenance and minimizing out-of-stock situations against carrying costs involved with such an inventory level. We try to maintain higher inventories of certain imported items to ensure a continuous supply.

         The number of SKUs has been refined over the years by the introduction of new products and the discontinuing of selected products. The Company carries approximately 3,600 items in the current lines of leather and leather-related merchandise - 1,000 of which are exclusively Leather Factory products, 800 exclusively Tandy Leather and 1,800 carried by both Leather Factory and Tandy.

         The products manufactured by the Company generally involve cutting leather into various shapes and patterns using metal dies ("clicking"), fabrication, assembly, and packaging/repackaging tasks. Items made in Fort Worth are primarily distributed under the TejasTM brand name through Leather Factory's sales/distribution units.

         Cushman's hat bands are generally made from leather, ribbon, or woven fabrics, depending on the style of hat. They are made by cutting leather and/or other materials into strips, and enhancing the trim by attaching conchos and/or three-piece buckle sets, braiding with other materials, finishing the end or borders by stitching or by lacing with leather lace. Cushman also supplies custom-designed buckles and conchos separate from the bands, feathers for dress hats, and name pins.

         Patents, Copyrights. We presently own 496 copyrights covering 605 registered works, twenty trademarks covering twenty names, and two patents covering three products. Registered trademarks include federal trade name registrations on The Leather Factory and Tandy Leather Company. The trademarks expire at various times starting in 2002 and ending in 2010, but can be renewed indefinitely. Most copyrights granted or pending are on metal products, such as conchos, belt buckles, instruction books, and kits. The expiration period for the copyrights begins in 2062 and ends in 2072. The Company has patents on two belt buckles and certain leather-working equipment known as the "Speedy Embosser." The patents expire in 2011. We consider these intangibles to be valuable assets and defend them as necessary.

         Cushman's products are generally not copyrighted initially as hundreds of new trim designs are continually in process. Once a trim has been selected by a manufacturer for production, has been completed for a line of hats, and has been a strong seller for the season, selected components in the trim are often transferred to Leather Factory, adapted to fit Leather Factory's product line, and copyrighted. Given that the apparel market designs and produces styles at least six months in advance of a particular season, Cushman's product design contributes to Leather Factory's development of new products as we get insight into what styles are expected to be popular in the near future.

         Suppliers. We currently purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States as well as in
21 foreign countries. In 2001, the ten largest vendors accounted for approximately 65% of Leather Factory's and Tandy Leather's combined purchases.

         Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States. Outbreaks of mad cow and hoof-and-mouth disease (or foot-and-mouth disease) in certain parts of the world can influence the price of leather used in our products. We experienced this situation during the early part of 2001 and believe we managed our leather costs satisfactorily so as not to significantly affect our customers or our profits. We did this by anticipating price increases and making additional purchases before the anticipated increases could take effect.

         As such an occurrence is beyond the control of the Company, we cannot predict when and to what extent we could be affected in the future. Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

         Cushman   purchases   components   from   over  50   vendors,   located
predominately in the United States. In 2001, Cushman's top ten vendors (in dollars purchased) represented approximately 50% of its total purchases.

         Overall, we believe that our relationships with suppliers are strong and do not anticipate any material changes in these supplier relationships in the future. Due to the number of alternative sources of supply, the loss of any or all of these principal suppliers would not have a material impact on our operations.

         Competition. We sell our leather and leathercraft-related products in three highly fragmented markets -- leathercraft, leather accessories, and retail craft. We encounter competition in connection with certain product lines and in certain areas from different companies, but have no direct competition affecting the entire product line. We compete on price, availability of merchandise, and speed of delivery. Our size relative to most of our competitors creates competitive advantage in our ability to stock a full range of products as well as in buying merchandise. We believe we have a competitive advantage on price in most product lines because we purchase in bulk and have an international network of suppliers that can provide quality merchandise at lower costs. Most of our competitors do not have the multiple sources of supply and cannot purchase sufficient quantities to compete along a broad range of products. In fact, some of our competitors are also customers, relying on us as a supplier.

         Our Cushman line encounters some competition. However, we are not aware of any single company whose primary product line is the same as Cushman's. Cushman's market share has grown over the years because of its reputation in the industry to deliver product timely.

Compliance With Environmental Laws

         Compliance by the Company with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect upon capital expenditures, earnings or the competitive position of the Company.

Employees

         As of December 31, 2001, the Company employed 283 people, with 275 on a full-time basis. The Company is not a party to any collective bargaining agreement. Eligible employees participate in The Leather Factory, Inc. Employees' Stock Ownership Plan and Trust ("ESOP"). As of December 31, 2001, 212 employees and former employees were participants in or beneficiaries of the ESOP. The Company has the option of contributing up to 15% of eligible employees' compensation into the ESOP. Net contributions for 2001, 2000, and 1999 were 5.2%, 5.9%, and 5.6%, respectively, of eligible compensation. These contributions are used to purchase shares of the Company's Common Stock. Generally, contributions to the ESOP follow a similar pattern as overall profitability.

         Overall, management believes that relations with employees are good.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company.

                          Position and Business Experience           Served as
    Name and Age               During Past Five Years              Officer Since
    ------------               ----------------------              -------------
J. Wray Thompson, 70    Chief Executive Officer since June 1993.
                        President from June 1993 to January 2001.       1993

Ronald C. Morgan, 54    President since January 2001.  Chief
                        Operating Officer since June 1993               1993

Robin L. Morgan, 51     Vice President of Administration since
                        June 1993.                                      1993

Shannon L. Greene, 36   Chief Financial Officer since May 2000.
                        Controller from January 1998 to May 2000.
                        Assistant Controller from  September 1997 to
                        January 1998.                                   2000

Mr. and Mrs. Morgan are married. All officers are elected annually by the Board of Directors to serve for the ensuing year.


ITEM 2.   PROPERTIES.
---------------------

         The Company leases all of its premises. Detailed below are the lease terms for the Company's locations. The general character of the Leather Factory
("LF") Unit locations is light industrial  office/warehouse space. Tandy Leather
("TAN") retail store locations are generally found in retail strip centers.  The
Company believes that all of its properties are adequately covered by insurance.
The Cushman facility ("RCC") is its manufacturing facility in Long Island City, New York.

                           Total Space     Minimum Annual
Location Name               (Sq. Ft.)          Rent *         Lease Expiration     Lessee
-------------              -----------     --------------     ----------------     ------
Chattanooga, TN                  9,040      $    42,739       May 2004               LF
Denver, CO                       5,879           30,000       September 2004         LF
Harrisburg, PA                   6,850           40,056       March 2007             LF
Fort Worth, TX                 101,000          376,633       March 2003             LF
Fresno, CA                       5,600           44,245       March 2007             LF
Des Moines, IA                   4,000           30,718       April 2004             LF
Phoenix, AZ                      4,500           26,932       March 2006             LF
Springfield, MO                  6,000           24,000       July 2003              LF
Spokane, WA                      5,400           21,360       February 2004          LF
Albuquerque, NM                  5,000           30,655       October 2003           LF
Salt Lake City, UT               3,485           23,090       July 2004              LF
Baldwin Park, CA                 7,800           53,400       March 2005             LF
Tampa, FL                        5,238           41,254       March 2003             LF
San Antonio, TX                  5,600           42,352       October 2006           LF
Columbus, OH                     6,000           38,247       October 2006           LF
El Paso, TX                      5,000           28,252       August 2003            LF
Oakland, CA                      8,000           54,000       December 2003          LF
Grand Rapids, MI                 8,000           42,385       March 2004             LF
Wichita, KS                      5,150           21,360       May 2004               LF
New Orleans, LA                  5,130           23,310       August 2003            LF
Portland, OR                     5,232           31,615       April 2004             LF
Charlotte, NC                    6,202           29,025       February 2006          LF
Billings, MT                     2,600           12,000       April 2004             LF
Austin, TX                       3,800           23,250       April 2005             LF
Tucson, AZ                       3,600           20,110       May 2004               LF
Houston, TX                      4,250           25,305       November 2005          LF
Dallas, TX                       5,040           27,360       September 2005         LF
Chicago, IL                      6,100           31,147       August 2006            LF
Long Island City, NY            10,200           70,344       June 2003              RCC
Oklahoma City, OK                3,160           20,012       December 2006          TAN
Winnipeg, Manitoba, Canada       5,712           15,680**     November 2002          LF
Toronto, Ontario, Canada         5,614           22,159**     June 2006              LF
                              --------      -----------
Totals                         274,182      $ 1,362,995
                              ========      ===========


* Represents the average minimum annual rent over the balance of the unexpired lease term.
**       As converted into U.S. dollars.

         The Company's Fort Worth location includes the Fort Worth Leather Factory Unit, the Company's central warehouse and manufacturing facility, Tandy Leather's offices and warehouse, and the sales and administrative/executive offices. The Company also leases a 284 square-foot showroom in the Denver Merchandise Mart for $5,364 per year. This lease will expire in October 2002.

ITEM 3.   LEGAL PROCEEDINGS.
---------------------------

         The Company is involved in litigation in the ordinary course of its business but is not currently a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

         The Common Stock of the Company is traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

                                  2001                        2000
                                  ----                        ----
 Quarter Ended              High        Low             High       Low
 -------------              ----        ---             ----       ---
 March 31,                $1.1250     $0.9000         $1.6875    $0.8125
 June 30,                 $2.2400     $0.9500         $1.5000    $0.9375
 September 30,            $3.0000     $1.8000         $1.4375    $0.9375
 December 31,             $2.3000     $1.7500         $1.5000    $0.9375

There were approximately 637 stockholders of record on March 11, 2002.

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



ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below are derived from and should be read in conjunction with the Company's Consolidated Financial Statements and related notes. This information should also be read in conjunction with Item 7 -
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations." The financial impact of the acquisition of Tandy Leather Company in November 2000 is included in the information presented for 2000 and 2001. Data in prior years have not been restated to reflect acquisitions that occurred in subsequent years.


Income Statement Data                                                Years Ended December 31,
                                                  -------------------------------------------------------------------------
                                                       2001           2000           1999           1998            1997
                                                  ------------   ------------   ------------   ------------    ------------
Net sales                                         $ 37,279,262   $ 30,095,264   $ 27,164,399   $ 22,163,994    $ 25,399,116


Cost of sales                                       17,934,935     15,147,547     14,907,768     12,428,324      14,844,376
                                                  ------------   ------------   ------------   ------------    ------------
Gross profit                                        19,344,327     14,947,716     12,256,631      9,735,670      10,554,740
Operating expenses                                  15,442,359     11,702,633     10,346,420      8,890,045       9,365,673
                                                  ------------   ------------   ------------   ------------    ------------
Operating income                                     3,901,968      3,245,084      1,910,211        845,625       1,189,067

Other expense                                          533,482        653,778        900,304        970,340         887,543
                                                  ------------   ------------   ------------   ------------    ------------
Income (loss) before income taxes                    3,368,486      2,591,305      1,009,907       (124,715)        301,524

Income tax provision (benefit)                       1,362,053      1,049,985        574,851        (85,524)        231,232
                                                  ------------   ------------   ------------   ------------    ------------
Net income (loss)                                 $  2,006,433   $  1,541,320   $    435,056   $    (39,191)   $     70,292
                                                  ============   ============   ============   ============    ============

Earnings (loss) per share                                 0.20           0.16           0.04          (0.00)           0.01
                                                  ============   ============   ============   ============    ============

Earnings (loss) per share-
  assuming dilution                                       0.19           0.15           0.04          (0.00)           0.01
                                                  ============   ============   ============   ============    ============

Weighted average common shares outstanding for:

   Basic EPS                                         9,976,071      9,875,606      9,853,161      9,803,887       9,789,358
                                                  ============   ============   ============   ============    ============

   Diluted EPS                                      10,382,874     10,182,803      9,890,098      9,803,887       9,791,565
                                                  ============   ============   ============   ============    ============




Balance Sheet Data                                                               As of December 31,
                                                  -------------------------------------------------------------------------
                                                       2001           2000           1999           1998            1997
                                                  ------------   ------------   ------------   ------------    ------------

Total assets                                      $ 19,548,323   $ 19,686,079   $ 18,220,775   $ 16,029,937    $ 17,024,549
                                                  ------------   ------------   ------------   ------------    ------------

Notes payable and current
    Maturities of long term debt                     4,527,904      5,759,626      6,061,735      6,139,327       4,650,742
                                                  ------------   ------------   ------------   ------------    ------------

Notes payable and long-term

    Debt, net of current maturities                      7,691         13,025        121,686         61,389       2,602,728
                                                  ------------   ------------   ------------   ------------    ------------

Total Stockholders' Equity                        $ 12,423,671   $ 10,295,637   $  8,680,425   $  8,170,278    $  8,132,646
                                                  ============   ============   ============   ============    ============





ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------

OF OPERATIONS.
--------------

         The Company is a leading provider of leather and leathercraft-related items and headwear trims. Its products are sold worldwide through wholesale distribution channels and direct-to-consumer channels through the Leather
Factory Units, Tandy Leather's retail stores, mail order and Internet, and directly to headwear manufacturers (Cushman only). As described above, the Company is organized into three related operating segments: Leather Factory, Tandy Leather, and Cushman.


Results of Operations

         The following tables present selected financial data of each of the Company's three segments for the years ended December 31, 2001, 2000 and 1999:

                                  2001                         2000                         1999
                       -------------------------    -------------------------    -------------------------

                                       Operating                    Operating                    Operating
                           Sales        Income          Sales        Income          Sales        Income
                           -----       ---------        -----       ---------        -----       ---------
Leather Factory        $ 28,711,006 $  3,719,157    $ 27,060,406 $  2,991,804    $ 24,735,229 $  1,924,631
Tandy Leather*            6,606,090      281,998         575,635      (43,724)           --           --
Cushman                   1,962,166      (99,547)      2,459,223      297,004       2,429,170      (14,420)
                       ------------ ------------    ------------ ------------    ------------ ------------

Total Operations       $ 37,279,262 $  3,901,968    $ 30,095,264 $  3,245,084    $ 27,164,399 $  1,910,211
                       ============ ============    ============ ============    ============ ============

*The Tandy Leather assets were acquired in November 2000.

                        Analysis of 2001 Compared to 2000

         Consolidated net sales for 2001 increased $7.2 million, or 23.9%, compared to 2000. Tandy contributed $6.0 million to the increase as 2001 included a full year of Tandy's operations, while 2000 only included December operations. Leather Factory added an additional $1.7 million in sales in 2001, partially offset by a sales decline at Cushman of $500,000. The Company experienced an increase in operating income of 20.2% from 2000 to 2001, due primarily to an overall improvement in gross profit margins.

                               2001          2000       $ Change      % Change
                           -----------   -----------   -----------   -----------

Net sales                  $37,279,262   $30,095,264   $ 7,183,998       23.87%
Cost of sales               17,934,935    15,147,547     2,787,388       18.40%
                           -----------   -----------   -----------
     Gross profit           19,344,327    14,947,716     4,396,610       29.41%

Operating expenses          15,442,359    11,702,633     3,739,727       31.96%
                           -----------   -----------   -----------
Operating income             3,901,968     3,245,084       656,883       20.24%

Other (income) expense         533,482       653,778      (120,296)     (18.40%)
                           -----------   -----------   -----------

Income before income taxes   3,368,486     2,591,305       777,180       29.99%
Income tax provision         1,362,053     1,049,986       312,068       29.72%
                           -----------   -----------   -----------

Net income                 $ 2,006,433   $ 1,541,320   $   465,111       30.18%
                           ===========   ===========   ===========

Leather Factory Operations

         Net sales for Leather Factory, which is comprised of 30 sales/distribution Units as of December 2001, increased 6.1%. The four new Units opened in late 2000 and 2001 contributed a significant portion (77.8%) of the sales increase; while same Unit sales increased 22.2% from 2000 to 2001.

         We monitor sales via several different categories - one being customer groups. Our customer groups are generally defined as follows:

      Customer Group                        Group Characteristics
      --------------                        ---------------------

      Retail                   End users, consumers, individuals

      Institution              Prisons, prisoners, hospitals, schools, YMCA, Boy
                               Scouts, etc.
      Wholesale                Saddle & tack stores, resellers and distributors,
                               shoe-findings and repair shops, dealers, etc.
      Craft                    Craft stores (individually owned) and craft store
                               chains
      Midas                    Small manufacturers
      ASC                      Authorized Sales Centers
      Export                   Foreign customers (outside the United States)

         The majority of the overall sales increase was to our Craft customers. Our Retail sales, while holding steady at 20% of our total sales, increased in dollars by 8% over last year's retail sales. We experienced sales declines in our Institution and Midas markets, but compensated by gains in the Wholesale, ASC, and Export groups.

         Operating income for the Leather Factory line increased by $728,000 and improved the operating margin to net sales from 11.1% in 2000 to 12.9% in 2001. The increase in operating income results from improved gross profit margins as well as a slight improvement in operating efficiency. Operating expenses decreased slightly (0.42%) as a percentage of sales. Management's target for Leather Factory's operating expenses as a percentage of sales is 40% or less and that target was met for 2001.

         Gross margin as a percentage of sales improved by 1.75 points primarily as a result of the changes we made in sourcing product -- purchasing from different vendors at a lower price. Our product mix is made up of approximately 2,800 items that can be grouped into categories as follows:


>>       Liquids      >>       Hardware      >>       Thread
>>       Tools        >>       Leather       >>       Books & Videos
>>       Buckles      >>       Accents       >>       Kits

         Leather represents approximately 40% of our inventory (in dollars) at any given time and also represents approximately 40% of our sales. However, we earn the smallest amount of gross profit margin on the leather we sell -- for 2001 and 2000, gross profit margin on leather sold was approximately 38%. The improvement in our margins comes from the items sold from the other categories. These other categories earned gross profit margins ranging from 49.4% to 64.0% in 2001, and 49.8% to 56.9% in 2000. The fluctuation in gross margins occurs primarily as a result of the mix of product categories sold and the correlating profit margins of those categories.

Tandy Leather Operations

         Tandy Leather was acquired by the Company in November 2000; therefore our results for 2000 only included one month's operation for Tandy Leather. In 2001, Tandy operated strictly as an order fulfillment house for orders generated via phone, fax, mail order, and Internet. Our 2001 sales target was $7.0 million, based on Tandy's annual sales prior to acquisition. Tandy missed that target by $394,000. However, we discovered early in the year that some of Tandy's sales were at very low profit margins and, in a few cases, were below cost. We quickly adjusted selling prices to eliminate these low-margin sales problems and as a result, gave up some sales from customers who were not willing to pay the new prices. As a result, even though Tandy's 2001 sales were slightly below expectation, we improved gross profit margins by over 12 percentage points.

         Currently, Tandy tracks its sales by customer groups - Retail (individual hobbyists primarily), Dealers (which is comparable to Leather Factory's Authorized Sales Centers), Institution (prisons, prisoners, and
hospitals),   Youth  (schools,   camps,  etc.),  and  Wholesale  (resellers  and
manufacturers). While we do not have enough financial history to compare categorical sales in 2001 to prior years, our 2001 sales were made up of the following mix: Retail 53%; Dealers 18%, Wholesale 14%, Institution 8%, Youth 7%.

         Operating expenses as a percentage of sales were held virtually constant from 2000 to 2001 at 51.8%. While Tandy's cost of operations is expected to be higher than that of Leather Factory due to the higher costs associated with targeting the retail market as compared to the wholesale market, we still believe that Tandy can operate more efficiently and will continue to work toward that end.

         In the first quarter of 2002, Tandy opened 2 retail stores via the acquisition of existing leathercraft stores in Oklahoma and Idaho. Management has announced its plans to continue the expansion of Tandy's retail store chain throughout 2002 and beyond, as new store or acquisition opportunities arise and the domestic retail leathercraft market can support new stores. We are committed to a conservative growth plan in that the Company's profits and financial stability are not going to be sacrificed for the sake of quick growth.

Cushman

         Cushman's sales were down 20% in 2001, even though we believe that we continue to gain market share from our competitors because of our commitment to timely delivery of quality product. The primary reason for this decrease is not caused by a reduction in number of trims produced, but in the type of trims produced.

         The popularity of the straw hat, which is a more casual hat versus the felt hat, is increasing every year due in part to price paid by the consumer (straw hats are less expensive than felt) and in part to the fashion trends. Historically, straw hats were worn in the spring and summer seasons while felt hats were the hat of choice in the fall and winter. Now it is acceptable to wear straw hats year round. The global warming theory may also contribute to this shift in the headwear trend as straw hats are cooler to wear than felt hats. As a result, the trims being requested by the manufacturers are made from materials other than leather. Leather trims are the most expensive, but generally are not put on straw hats. Therefore, even though we produced as many trims in 2001 as we did in 2000, the selling price of these non-leather trims is much lower than that of the leather trims.

         Operating income decreased significantly due primarily to a drop in gross profit margin. In 2001, we sold some trims at substantially-reduced prices for two reasons: (1) the market conditions and trends in the headwear industry in general, and (2) to clear out some of our inventory that does not fit with the fashion trends developing. We reduced our personnel costs late in 2001 to help offset the low gross profit margins. Assuming the headwear industry in general and the hat and trim preferences in particular continue their current trends, we believe we are in a position internally to achieve better results in the future.




                        Analysis of 2000 Compared to 1999

         Consolidated net sales for 2000 increased $2.9 million, or 10.8%, compared to 1999. Leather Factory contributed $2.3 million to the increase;
sales by Tandy Leather contributed $575,000 in December 2000, and Cushman's sales held steady for the year. The Company experienced an increase in operating income of 69.9% from 1999 to 2000 due primarily to the sales increase and an improvement in gross profit margins.

                                 2000          1999        $ Change      % Change
                             -----------   -----------    ----------    ----------
Net sales                    $30,095,264   $27,164,399    $2,930,864        10.79%


Cost of sales                 15,147,547    14,907,768       239,779         1.61%
                             -----------   -----------    ----------
     Gross profit             14,947,716    12,256,631     2,691,085        21.96%

Operating expenses            11,702,633    10,346,420     1,356,213        13.11%
                             -----------   -----------    ----------
Operating income               3,245,084     1,910,211     1,334,872        69.88%


Other (income) expense           653,778       900,304      (246,525)      (27.38%)
                             -----------   -----------    ----------

Income before income taxes     2,591,305     1,009,907     1,581,399       156.59%
Income tax provision           1,049,986       574,851       475,134        82.65%
                             -----------   -----------    ----------

Net income                   $ 1,541,320   $   435,056    $1,106,263       254.28%
                             ===========   ===========    ==========

Leather Factory Operations

         Net sales for Leather Factory, which is comprised of 28 sales/distribution units as of December 31, 2000, increased 9.4% over 1999. The four units opened mid-1999 and two units opened late in 2000 contributed 46.1% of the growth, while same store sales increased 39.7% from 1999 to 2000. We also transferred our small finished leather goods division from Cushman to Leather Factory in the spring of 1999 and that division's sales were 14.2% of the Leather Factory sales increase in 2000.

         The primary sales growth was generated from the retail customer market (individual hobbyists). Retail sales in 2000 increased 35% from 1999. In years past, we focused our marketing efforts primarily toward the wholesale customer. Beginning in 1999, we began to specifically target retail customers in our direct mail advertising program as well as in our sales/distribution units. As a result, we have experienced significant growth in this market.

         Our ASC program generated sales of approximately $1.7 million in 2000, with 145 approved ASC's in the program as of December 31, 2000. This compares to 80 approved ASCs as of December 31, 1999 contributing sales of approximately $900,000 in 1999. Our export sales decreased slightly in 2000 as well as specific wholesale categories (shoe care/repair primarily), but were offset by increases in sales in our other core markets (saddle and tack, small manufacturers, etc).

         Operating income from Leather Factory operations increased by $1.1 million and improved the operating margin to net sales from 6.8% in 1999 to 10.4% in 2000. The increase in operating income results from improved gross profit margins. Gross margin as a percentage of sales improved by 4.5 points. This large improvement was the result of the increase in retail sales as retail sales historically produce higher profit margins than that of wholesale sales. Operating expenses increased by $1.15 million or 11.8% of sales. This is due to increases in payroll costs (increased number of employees due to the new sales/distribution units opened in 2000, and increase in managers' bonuses based on profits earned at the units) and advertising costs (increased efforts toward retail customers via direct mailing pieces.)

Tandy Leather Operations

         Tandy Leather was acquired in November 2000 and therefore was included in the Company's consolidated financial statements for December 2000 only. Tandy's sales were $575,000, gross profit was 43.8%, and operating expenses were 51.4% as a percentage of sales. Tandy had an operating loss of $44,000 for the month.

Cushman

         Sales of hat trims increased 4% from 1999 to 2000 even though total 2000 sales were even with sales in 1999 at $2.4 million. (Approximately $70,000 in sales of various finished leather goods are included in the 1999 sales totals. These products have subsequently been transferred to a division of Leather Factory.) In addition to our quality hatbands sold in 2000, we have captured a significant portion of the buckle market for headwear adornments.

         Operating income increased $243,000 and improved the operating margin by almost 10% over 1999. The increase in operating income was the result of improved gross profit margins and a reduction in uncollectible accounts written off. In 1999, one of Cushman's customers went out of business rather unexpectedly and as a result, Cushman recorded an unusually large bad debt write-off. A small portion of the amount written off was recovered in 2000 and had no other unusual write-offs of accounts during 2000. Cushman's gross profit margins increased approximately 6% due to the introduction of non-manufactured trims into its product -- specifically, Cushman began selling finished (i.e. requires no manufacturing on its part) feathers, buckles, etc. to headwear manufacturers. Cushman earns higher margins on this type of product.

Financial Condition

         At December 31, 2000, the Company had inventory of $9.2 million and net property and equipment of $1.2 million. Goodwill and other intangibles (net of amortization and depreciation) were $4.8 million and $615,000, with the Tandy Leather asset acquisition resulting in the addition of $250,000 in artwork. Net total assets were $19.7 million. Current liabilities were $9.3 million
(including current maturities of long-term indebtedness), while long-term liabilities were $13,000. Total stockholders' equity at the end of 2000 had increased to $10.3 million, principally as a result of the $1.5 million of net income recorded by the Company during 2000.

         During 2001, net cash provided from operating activities was $2.0 million. The Company applied $1.2 million to reduce the outstanding balance on its credit facility described below, leaving an outstanding principal balance of $4.5 million as of December 31, 2001.

         At December 31, 2001, the Company had inventory of $9.0 million and net property and equipment of $1.3 million. Goodwill and other intangibles (net of amortization and depreciation) were $4.5 million and $529,000, respectively. The Company also holds $250,000 in a leather artwork collection, most of which was created by Al Stohlman, a legendary leathercrafter. Net total assets were $19.5 million. Current liabilities were $7.1 million (including $4.5 million of current maturities of long-term debt), while long-term liabilities were $8,000. Total stockholders' equity at the end of 2001 had increased to $12.4 million, principally as a result of the $2.0 million of net income recorded by the Company during 2001.

         As a result of various acquisitions made during the Company's history, the Company has recorded goodwill on its balance sheet and has amortized this goodwill through the end of 2001. In June 2001, the Financial Accounting Standards Board ("FASB") issued a new accounting rule regarding the amortization of goodwill (SFAS No. 142, Goodwill and Other Intangible Assets). As a result of that pronouncement, effective January 1, 2002, the amortization of goodwill (and other intangible assets with indefinite lives) will cease and goodwill will be subject to an impairment test based on its fair value.

         The majority of the goodwill ($4.5 million) as presented on our consolidated balance sheet at December 31, 2001 is Cushman's. Given that the Cushman's goodwill makes up the majority (80%) of its separate balance sheet assets and the current trends of the industry in which Cushman operates, management has reason to believe that, while projected cash flows have more than substantiated the balance in prior years, it is likely that we will incur an impairment write-down of the goodwill balance based on a fair value assessment. We are unable to determine an amount at this time. The Company has engaged a business valuation firm to determine Cushman's fair value and anticipates determining the write-down amount, if any, prior to the filing of the first quarter 2002 Form 10-Q.

Capital Resources and Liquidity

         On November 19, 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("WFBC"), in which WFBC agreed to provide a credit facility of up to $8,650,000 (the "Credit Facility"). The Credit Facility has a three-year term and is secured by all of the assets of the Company. The initial borrowings from WFBC were used to refinance the Company's funded indebtedness outstanding at that time.

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

         On February 7, 2001, the Company entered into the Second Amendment to the Credit and Security Agreement ("Amendment 2") with WFBC. There, WFBC granted a special accommodation advance of a maximum of $300,000 to be used by the Company as needed through July 2001. At the time of Amendment 2, the Company was anticipating significant cash requirements for payment of income taxes and the annual ESOP contribution and manager bonuses. However, the Company was able to generate adequate cash flow from its operations to meet these annual cash payments and the special accommodation advance was not needed or drawn.

         On June 14, 2001, the Company entered into the Third Amendment to the Credit and Security Agreement ("Amendment 3") with WFBC. There, WFBC reduced the interest rate on the revolving credit facility from prime + 1/2% to prime (4.75% at December 31, 2001). In addition, the capital expenditure limit was increased from $500,000 to $650,000 for 2001 to permit additional expenditures incurred following the acquisition of Tandy Leather. Amendment 3 also waived all defaults that occurred because our capital expenditures exceeded $500,000 before the amendment was put into place.

         The Company is currently in compliance with all covenants and conditions contained in the Credit Facility and has no reason to believe that it will not continue to operate in compliance with the provisions of these financing arrangements. The principal terms and conditions of the Credit Facility are described in further detail in Note 5 Notes Payable and Long-Term Debt to the Consolidated Financial Statements.

         The Company borrows and repays funds under revolving credit terms as needed. Principal balances at the end of each quarter are shown below:

        4th Qtr. `00   1st Qtr. `01   2nd Qtr. `01   3rd Qtr. `01   4th Qtr. `01
        ------------   ------------   ------------   ------------   ------------
        $  5,650,965   $  5,015,611   $  4,462,957   $  4,928,151   $  4,500,422



         Total indebtedness with WFBC (revolving credit line) at the end of 2000 and 2001 are shown below:

                                                 December 31,
                   --------------------------------------------------------------------------
                                   2000                                     2001
                   -----------------------------------    -----------------------------------
                       Principal      Accrued Interest        Principal      Accrued Interest
                   ----------------   ----------------    ----------------   ----------------

  Revolving Line   $      5,650,965   $         50,951    $      4,500,422   $         19,657
                   ================   ================    ================   ================

         The primary source of liquidity and capital resources during 2001 was cash flow provided by operating activities. Cash flows from operations for 2001 were $2.0 million. The largest portion of the operating cash flow was generated from net income.

         Consolidated accounts receivable remained virtually unchanged at $2.3 million at December 31, 2001 compared to $2.2 million at December 31, 2000. Average days to collect accounts improved considerably from 57.30 days in 2000 to 47.86 days in 2001 on a consolidated basis. Individually, Leather Factory and Cushman's days to collect accounts improved by 4.43 and 5.52 days, respectively. Tandy's days to collect accounts was 51.68 days for 2001. Management expects Tandy's average days to collect in 2002 to improve as we continue to collect the delinquent accounts obtained in the Tandy Leather acquisition.

         Inventory decreased to $9.0 million at December 31, 2001 from $9.2 million at December 31, 2000. Consolidated inventory turned 4.08 times during 2001, which is an improvement over 2000 (3.64 times) and 1999 (3.45 times). The 2000 rate did not include the impact of Tandy Leather due to the timing of that transaction. Separately, Tandy's inventory turned 4.79 times in 2001, Leather Factory's inventory turned 3.96 times in 2001 and 3.56 times in 2000, and Cushman's inventory turned 3.86 times in 2001 and 4.79 times in 2000.

         Accounts payable decreased to $1.3 million at December 31, 2001 from $2.2 million at the end of 2000. The trade payables assumed in connection with the Tandy Leather acquisition at the end of 2000, which caused the December 31, 2000 accounts payable balance to be higher than normal by approximately $400,000, have been paid entirely. In addition, Leather Factory and Cushman's outstanding payables decreased from 2000 to 2001 by an additional $500,000 as a result of stronger cash flow generated from operations.

         The Company's current ratio improved at December 31, 2001 to 1.82, compared to 1.38 at December 31, 2000.

         The largest use of cash in 2001 was for debt reduction and various capital expenditures. Capital expenditures totaled $630,000 and $378,000 for the years ended December 31, 2001 and 2000, respectively. Capital expenditures in 2001 included $225,000 incurred following the Tandy Leather acquisition for leasehold improvements and additional equipment needed for operations. Of the remaining 2001 capital spending, approximately 75% was for computer equipment and software, including a rather large data warehouse implementation project, and 25% was for office furniture and equipment, and warehouse fixtures and machinery.


The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2001:

                                                               Payments Due by Periods
                                        --------------------------------------------------------------------
            Contractual                                   Less           1-3           4-5         After 5
            Obligations                    Total      Than 1 Year       Years         Years         Years
            -----------                 -----------   -----------    -----------   -----------   -----------
   Long-Term Debt                       $ 4,500,422   $ 4,500,422*          --            --            --
   Capital Lease Obligations                 36,566        28,564    $     8,002          --            --
   Operating Leases                       3,471,864     1,360,546      1,869,380   $   241,938          --
                                        -----------   -----------    -----------   -----------   -----------
   Total Contractual Cash Obligations   $ 8,008,852   $ 5,889,532    $ 1,877,382   $   241,938   $      --
                                        ===========   ===========    ===========   ===========   ===========

*The existing credit facility with WFBC matures in November 2002. On March 20, 2002, the Company entered into a Credit and Security Agreement with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"), which replaced the borrowing arrangement with WFBC. See Note 5 Notes Payable and Long-Term Debt to the Consolidated Financial Statements for additional details.


Critical Accounting Policies

         Generally accepted accounting principles require the use of management's judgments and estimates in addition to the rules and requirements imposed by the accounting pronouncements. More detailed information about the accounting policies we use is contained in Note 2, Summary of Significant
Accounting Policies, to our Consolidated Financial Statements include in this Form 10-K. Other accounting policies not discussed here are described there, and readers should review that information carefully. We have summarized below the accounting policies that we believe are most critical to an understanding of the preparation of our financial statements.

         We report our financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, The Leather Factory, Inc., and its subsidiaries as a whole. Transactions between the parent company and any subsidiaries are eliminated for this purpose. We own all of the capital stock of our subsidiaries, and we do not have any subsidiaries that are not consolidated. None of our subsidiaries is "off balance sheet".

         In 2000, we revised the presentation of our financial information from a single segment to three segments: Leather Factory, Tandy Leather and Cushman. This information is found in Note 13, Segment Information, to our Consolidated Financial Statements. Segment information permits readers to review summary information on the operating results and financial condition of these segments.

         The inventory shown on our balance sheet is accounted for on the "first in, first out" method. This means that sales of inventory treat the oldest item of identical inventory as being the first sold. If, however, the market value of inventory is less than what we paid for it, the lower market value is recorded on the balance sheet.

         We have indicated above that a change in the accounting rules will necessitate a change in 2002 in how we report goodwill on our balance sheet. This may cause an impairment write-down of our investment in Cushman. We have retained an independent firm to make a valuation of Cushman to see if this step will be required. Until that valuation is received, we will not know the amount, if any of this write-down. If a write-down is made, the amount of the write-down will reduce the net income to be reported by the Company in 2002.

Forward-Looking Statements

         "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report contain forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future occurrences. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

o The recent downturn in the economy in the United States, as well as abroad, may cause our sales to decrease or not to increase.

o As a result of the terrorist activities on and after September 11, 2001, consumer buying habits could change and decrease our sales.

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

o We might fail to realize the anticipated benefits of the recent acquisition of the assets of Tandy Leather, the opening of Tandy Leather retail stores or other retail initiatives might not be successful.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         The Company's Credit Facility includes loans with interest rates that vary with changes in the prime rate. An increase of one percentage point in the prime rate would not have a material impact on the Company's future earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

         The Financial Statements and Financial Statement Schedule are filed as a part of this report. See page 22, Index to Consolidated Financial Statements.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE.
----------

         None

                            THE LEATHER FACTORY, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets at December 31, 2001 and 2000   ................. 23
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000, and 1999                 ..........................24
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000, and 1999                 ..........................25
Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 2001, 2000, and 1999                 ..........................26
Notes to Consolidated Financial Statements          ......................... 27


         Financial Statement Schedules for the years ended December 31, 2001, 2000, and 1999:

         II - Valuation and Qualifying Accounts and Reserves  ................40

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

Reports of Independent Auditors  .............................................41


                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        December 31,    December 31,
                                                                             2001            2000
                                                                        ------------    ------------

                                ASSETS
CURRENT ASSETS:
    Cash                                                                $    409,040    $    234,141
    Cash restricted for payment on revolving credit facility                 491,729         390,467
    Accounts receivable-trade, net of allowance for doubtful accounts
        of $191,000 and $338,000 in 2001 and 2000, respectively            2,297,953       2,191,996
    Inventory                                                              9,054,269       9,205,898
    Deferred income taxes                                                    128,111         130,802
    Other current assets                                                     479,390         710,085
                                                                        ------------    ------------
                           Total current assets                           12,860,492      12,863,389
                                                                        ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                            4,201,368       3,657,601
  Less-accumulated depreciation and amortization                          (2,858,869)     (2,494,732)
                                                                        ------------    ------------
                           Property and equipment, net                     1,342,499       1,162,869

GOODWILL, net of accumulated amortization of $1,583,000
         and $1,367,000 in 2001 and 2000, respectively                     4,535,412       4,765,092
OTHER INTANGIBLES, net of accumulated amortization of
         $188,000 and $100,000, in 2001 and 2000, respectively               529,452         615,647
OTHER assets                                                                 280,468         279,082
                                                                        ------------    ------------
                                                                        $ 19,548,323    $ 19,686,079
                                                                        ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
         Accounts payable                                               $  1,303,596       $2159,910
         Accrued expenses and other liabilities                            1,171,152       1,290,613
         Income taxes payable                                                 52,662          94,795
         Notes payable and current maturities of long-term debt            4,527,904       5,759,626
                                                                        ------------    ------------
                           Total current liabilities                       7,055,314       9,304,944
                                                                        ------------    ------------


DEFERRED INCOME TAXES                                                         61,647          72,473

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                    7,691          13,025


COMMITMENTS AND CONTINGENCIES                                                   --              --

STOCKHOLDERS' EQUITY:
         Preferred stock, $0.10 par value; 20,000,000

             shares authorized, none issued or outstanding                      --              --
         Common stock, $0.0024 par value; 25,000,000 shares
             authorized, 9,991,161 and 9,908,161 shares issued

             and outstanding at 2001 and 2000, respectively                   23,979          23,780
         Paid-in capital                                                   4,030,508       3,946,608
         Retained earnings                                                 8,478,187       6,471,754

         Less: Notes receivable - secured by common stock                    (71,939)       (120,339)
         Accumulated other comprehensive loss                                (37,064)        (26,166)
                                                                        ------------    ------------
                           Total stockholders' equity                     12,423,671      10,295,637
                                                                        ------------    ------------
                                                                        $ 19,548,323    $ 19,686,079
                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECMEBER 31, 2001, 2000 AND 1999



                                                      2001            2000            1999
                                                 ------------    ------------    ------------
NET SALES                                        $ 37,279,262    $ 30,095,264    $ 27,164,399

COST OF SALES                                      17,934,935      15,147,547      14,907,768
                                                 ------------    ------------    ------------

             Gross profit                          19,344,327      14,947,717      12,256,631

OPERATING EXPENSES                                 15,442,359      11,702,633      10,346,420
                                                 ------------    ------------    ------------

INCOME FROM OPERATIONS                              3,901,968       3,245,084       1,910,211

OTHER EXPENSE:
         Interest expense                            (458,558)       (617,400)       (923,092)
         Other, net                                   (74,924)        (36,379)         22,788
                                                 ------------    ------------    ------------
             Total other expense                     (533,482)       (653,779)       (900,304)
                                                 ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                          3,368,486       2,591,305       1,009,907

PROVISION FOR INCOME TAXES                          1,362,053       1,049,985         574,851
                                                 ------------    ------------    ------------

NET INCOME                                       $  2,006,433    $  1,541,320    $    435,056
                                                 ============    ============    ============





NET INCOME PER COMMON SHARE                      $       0.20    $       0.16    $       0.04
                                                 ============    ============    ============

NET INCOME PER COMMON SHARE--Assuming Dilution   $       0.19    $       0.15    $       0.04
                                                 ============    ============    ============



    The accompany notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                                                      2001           2000           1999
                                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 2,006,433    $ 1,541,320    $   435,056
  Adjustments to reconcile net income to net
   cash provided by operating activities-
     Depreciation and amortization                                                    730,153        582,778        567,452
     Loss on disposal of assets                                                         5,588          5,089           --
     Amortization of deferred financing costs                                          45,753         44,804        225,953
     Other                                                                            (19,033)          (128)        13,426
Net changes in assets and liabilities, net of effects of business acquisitions:
       Accounts receivable-trade, net                                                (105,957)       368,848       (710,186)
        Inventory                                                                     151,629      1,562,274     (1,851,357)
       Income taxes                                                                   (42,133)      (379,467)       615,201
       Other current assets                                                           230,695         83,990       (294,684)
       Accounts payable                                                              (856,314)      (137,686)       786,849
       Accrued expenses and other liabilities                                        (119,461)       230,732        448,180
                                                                                  -----------    -----------    -----------
     Total adjustments                                                                 20,920      2,361,234       (199,166)
                                                                                  -----------    -----------    -----------

      Net cash provided by operating activities                                     2,027,353      3,902,554        235,890
                                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                                 (629,773)      (377,840)      (254,274)
  Payments in connection with business acquired                                          --       (2,999,159)          --
  Proceeds from sale of assets                                                          3,200          2,484           --
  (Increase) decrease in other assets                                                  (1,386)         2,519          2,235
  Other intangible costs                                                                 --             --           (8,174)
                                                                                  -----------    -----------    -----------


      Net cash used in investing activities                                          (627,959)    (3,371,996)      (260,213)
                                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in revolving credit loans                                (1,150,543)      (167,687)     2,220,664
  Proceeds from notes payable and long-term debt                                         --             --          150,000
  Payments on notes payable and long-term debt                                       (105,189)      (243,083)    (2,605,453)
  Increase in cash restricted for payment on revolving creditfacility                (101,262)       (72,563)       (85,066)
  Payments received on notes secured by common stock                                   48,400         33,077         71,334
  Deferred financing costs incurred                                                      --          (25,626)       (103,090)
  Proceeds from issuance of common stock                                               84,099         45,000           --
                                                                                  -----------    -----------    -----------

      Net cash used in financing activities                                        (1,224,495)      (430,882)      (351,611)
                                                                                  -----------    -----------    -----------


NET INCREASE (DECREASE) IN CASH                                                       174,899         99,676       (375,934)

CASH, beginning of period                                                             234,141        134,465        510,399
                                                                                  -----------    -----------    -----------

CASH, end of period                                                               $   409,040    $   234,141    $   134,465
                                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                                 $   443,925    $   572,577    $   697,996
  Income taxes paid during the period, net of (refunds)                             1,414,404      1,424,648        (57,681)

NON-CASH INVESTING ACTIVITIES:
  Equipment acquired under capital lease financing arrangements                   $    18,676    $      --      $   217,493



   The accompanying notes are an integral part of these financial statements.



                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                                               Common Stock
                                      ----------------------------                                        Notes
                                         Number           Par            Paid-in        Retained      - secured by
                                       of shares         value           capital        earnings      common stock
                                      ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 1998               9,853,161    $     23,648    $  3,901,740    $  4,495,378    $   (224,750)
   Payments on notes
   receivable -
     Secured by common  stock                 --              --              --              --            71,334

   Net Income                                 --              --              --           435,056            --

   Translation adjustment                     --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------

BALANCE, December 31, 1999               9,853,161    $     23,648    $  3,901,740    $  4,930,434    $   (153,416)

Comprehensive income for the year ended December 31, 1999


   Payments on notes
   receivable -
        secured by common stock               --              --              --              --            33,077

   Shares issued - stock
        options exercised                   55,000             132          44,868            --              --

   Net Income                                 --              --              --         1,541,320            --

   Translation adjustment                     --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------

BALANCE, December 31, 2000               9,908,161    $     23,780    $  3,946,608    $  6,471,754    $   (120,339)

Comprehensive income for the year ended December 31, 2000


  Payments on notes
   receivable -
        secured by common stock               --              --              --              --            48,400
   Shares issued - stock
        options exercised                   83,000             199          83,900            --              --

   Net Income                                 --              --              --         2,006,433            --

   Translation adjustment                     --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------

   BALANCE, December 31, 2001            9,991,161    $     23,979    $  4,030,508    $  8,478,187    $    (71,939)
                                      ============    ============    ============    ============    ============

Comprehensive income for the year ended December 31, 2001




    The accompany notes are an integral part of these financial statements.



                           THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (UNAUDITED) CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999






                                       Accumulated
                                          Other                      Comprehensive
                                       Cumulative                       Income
                                          Loss           Total          (Loss)
                                      ------------    ------------    ------------
BALANCE, December 31, 1998            $    (25,738)   $  8,170,278
   Payments on notes
   receivable -
     Secured by common  stock                 --            71,334

   Net Income                                 --           435,056         435,056

   Translation adjustment                    3,757           3,757           3,757
                                      ------------    ------------

BALANCE, December 31, 1999            $    (21,981)   $  8,680,425
                                                                      ------------
    Comprehensive income for the year ended December 31, 1999         $    438,813
                                                                      ============

   Payments on notes
   receivable -
        secured by common stock               --            33,077

   Shares issued - stock
        options exercised                     --            45,000

   Net Income                                 --         1,541,320       1,541,320

   Translation adjustment                   (4,185)         (4,185)         (4,185)
                                      ------------    ------------

BALANCE, December 31, 2000            $    (26,166)   $ 10,295,637
                                                                      ------------
   Comprehensive income for the year ended December 31, 2000          $  1,537,135
                                                                      ============

  Payments on notes
   receivable -
        secured by common stock               --            48,400
   Shares issued - stock
        options exercised                     --            84,099

   Net Income                                 --         2,006,433       2,006,433

   Translation adjustment                  (10,898)        (10,898)        (10,898)
                                      ------------    ------------

   BALANCE, December 31, 2001         $    (37,064)   $ 12,423,671
                                      ============    ============
                                                                      ------------
   Comprehensive income for the year ended December 31, 2001          $  1,995,535
                                                                      ============

    The accompany notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, and1999




1.  ORGANIZATION AND NATURE OF OPERATIONS

The Leather Factory, Inc. and subsidiaries (the "Company") is engaged in the manufacture and distribution of a broad product line of leather, leather crafts and finished goods, western apparel and related accessory items. The Company operates sales/distribution units in 20 states and Canada. Numerous customers including retailers, wholesalers, assemblers, distributors and other manufacturers geographically disbursed throughout the world purchase the Company's products. The Company also has light manufacturing facilities in Texas and New York.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Inventory

The Company's inventory is valued at the lower of first-in, first-out cost or market and consists of the following at December 31:

                                                    2001         2000
                                                 ----------   ----------
             Finished goods held for sale        $8,025,845   $8,175,429
             Raw Materials and work in process    1,028,424    1,030,469
                                                 ----------   ----------
                                                 $9,054,269   $9,205,898


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

           Leasehold improvements             5-7 years
           Equipment                          5-10 years
           Furniture and fixtures             5-7 years
           Automobiles                        5 years

Depreciation expense was $460,741, $358,787; and $347,651 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Amortization expense of $223,894 in 2001, $208,411 in 2000; and $208,913 in 1999
was recorded in operating expenses.

Advertising Costs

With the exception of catalog costs, advertising costs are expensed as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months. Such capitalized costs are included in other current assets and totaled $162,495 and $40,579 at December 31, 2001 and 2000, respectively. Total advertising expense was $2,023,527; $1,353,520 in 2000; and $1,040,671 in 1999.

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

Long-Lived Assets

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company determined that as of December 31, 2001 and 2000, it had no long-lived assets that met the impairment criteria of SFAS No. 121.

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


3.       OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31:

                                                  2001         2000
                                               ----------   ----------
             Accounts receivable - employees   $   40,550   $  106,370
             Accounts receivable - other           29,546      360,029
             Prepaid expenses                     349,242      177,535
             Other                                 60,052       66,151
                                               ----------   ----------
                                               $  479,390   $  710,085
                                               ==========   ==========


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued  expenses and other  liabilities  consisted of the following at December
31:
                                                  2001         2000
                                               ----------   ----------
             Accrued bonuses                   $  706,696   $  784,528
             Accrued payroll                      146,730      118,138
             Accrued ESOP contribution             25,000       86,000
             Sales and payroll taxes payable       55,482       52,851
             Other                                237,244      249,096
                                                ----------   ----------
                                                $1,171,152   $1,290,613
                                                ==========   ==========

5.  NOTES PAYABLE AND LONG-TERM DEBT

On November 19, 1999, the Company entered into a Credit and Security Agreement, as amended, with Wells Fargo Business Credit, Inc. ("WFBC"), pursuant to which WFBC agreed to provide a credit facility of up to $8,650,000 in debt (the "Debt
Facility"). The Debt Facility has a three-year term and is made up of a revolving credit facility and a $150,000 term note. The term note was paid in full on May 1, 2000.

At December 31, 2001 and 2000, the amounts outstanding under the above agreements and other long-term debt consisted of the following:

                                                                                     2001         2000
                                                                                  ----------   ----------
Credit and Security Agreement with WFBC - collateralized by all of the assets of the Company; payable as follows:

         Revolving Note dated November 19, 1999 in the maximum principal amount of $8,500,000 with revolving features as more fully described below -
         interest due monthly at prime (4.75% at December 31, 2001);
         matures November 30, 2002                                                $4,500,422   $5,650,965

Capital Leases secured by computer equipment - total monthly principal and interest payments of $9,896 at approximately 12% interest; maturing in
February 2002 to February 2004                                                        35,173      121,686
                                                                                  ----------   ----------
                                                                                   4,535,595    5,772,651
Less - Current maturities (see below)                                              4,527,904    5,759,626
                                                                                  ----------   ----------
                                                                                  $    7,691   $   13,025

The Company periodically has outstanding letters of credit for inventory purchase commitments with terms ranging from sight to 90 days. As of December 31, 2001, there were no letters of credit outstanding.

Pursuant to the Credit and Security Agreement with WFBC, the overall combined borrowings under the Revolving Credit Loan and outstanding balance on letters of credit is limited to a combined amount of $8,500,000. Of the $8,500,000 limit, letters of credit cannot exceed $500,000. The unused portion of the letter of credit limit can be utilized for borrowings, up to the limits imposed for the indebtedness. Total borrowings under this arrangement are subject to a percentage of trade accounts receivable and inventory reduced by the outstanding balance of letters of credit and any required reserves. The unused portion of the credit facility at December 31, 2001 and 2000 was $757,173 and $884,759, respectively.

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


Scheduled maturities of the Company's notes payable and long-term debt are as follows:
               2002               $4,527,904
               2003                    6,557
               2004                    1,134
               2005                     --
                                  ----------
                                  $4,535,595

On March 20, 2002, the Company entered into a Credit and Security Agreement with
Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"), which replaced the Company's previous borrowing arrangement with WFBC. The Credit Facility consists of a maximum revolving line of credit of $7,500,000. The revolver bears interest at prime and matures on November 30, 2004. The agreement contains covenants similar to that of the WFBC Debt Facility regarding net income and book net worth levels, capital expenditure limits, and the prohibition of declaring or paying cash dividends.


6.  EMPLOYEE BENEFIT PLAN

The Company has an Employee Stock Ownership Plan (the "Plan") for employees with at least one year of service (as defined by the Plan) and who have reached their 21st birthday. Under the Plan, the Company makes annual cash or stock contributions to a trust for the benefit of eligible employees. The trust invests in shares of the Company's common stock. The amount of the Company's annual contribution is discretionary. Benefits under the Plan are 100% vested after three years of service and are payable upon termination of employment as defined by the Plan. In the event of death, disability or retirement, the participant's accrued benefit becomes 100% non-forfeitable and is distributed as defined by the Plan.

The  Company  applies  Statement  of  Position  93-6  (SOP  93-6"),  "Employers'
Accounting for Employee  Stock  Ownership  Plans," of the  Accounting  Standards
Division of the American Institute of CPAs. During 2001, 2000 and 1999, respectively, the Company contributed $277,892, $249,017; and $208,214 in cash as current year contributions to the plan and recognized compensation expense related to these payments.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2001, 2000, and 1999: .

                        No. of Shares                          Market Value
                        -------------                          ------------
               2001         2000         1999         2001         2000         1999
            ----------   ----------   ----------   ----------   ----------   ----------
Allocated      895,928      808,539      598,132   $1,863,530   $  808,539   $  486,281
Unearned          --           --           --           --           --           --
            ------------------------------------   ------------------------------------
 Total         895,928      808,539      598,132   $1,863,530   $  808,539   $  486,281
            ====================================   ====================================

The Company currently offers no postretirement or postemployment benefits to its employees.


7.  INCOME TAXES

The provision for income taxes consists of the following:
                                          2001           2000           1999
                                      -----------    -----------    -----------
      Current provision:
           Federal                    $ 1,154,847    $   849,994    $   370,053
           State                          218,717        191,070        207,171
                                      -----------    -----------    -----------
                                        1,373,564      1,041,064        577,224
                                      -----------    -----------    -----------
      Deferred provision (benefit):
          Federal                         (11,299)         7,418         (2,373)
          State                              (212)         1,503           --
                                      -----------    -----------    -----------
                                          (11,511)         8,921         (2,373)
                                      -----------    -----------    -----------
                                      $ 1,362,053    $ 1,049,985    $   574,851
                                      ===========    ===========    ===========


The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:


                                                                2001         2000
                                                              ---------    ---------
Deferred income tax assets:
          Allowance for doubtful accounts                     $  28,450    $  33,621
          Capitalized inventory costs                            90,942       88,575
          Accrued expenses, reserves, and other                   8,719        8,606
                                                              ---------    ---------

          Total deferred income tax assets                      128,111      130,802
                                                              ---------    ---------

Deferred income tax liabilities:
          Property and equipment depreciation                    55,750       63,395
          Goodwill and other intangible assets amortization      12,577       11,643
          Tax effect of translation adjustment and other         (6,680)      (2,565)
                                                              ---------    ---------

          Total deferred income tax liabilities                  61,647       72,473
                                                              ---------    ---------

          Net deferred tax asset                              $  66,464    $  58,329
                                                              =========    =========


The effective tax rate differs from the statutory rate as follows:
                                                           2001    2000    1999
                                                          -----   -----   -----
    Statutory rate                                          34%     34%     34%
    State and local taxes                                    3%      7%     20%
    Non-deductible goodwill amortization                     2%      3%      8%
    Other                                                    1%     (3%)    (5%)
                                                          -----   -----   -----
    Effective rate                                          40%     41%     57%
                                                          =====   =====   =====


8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's primary office facility and warehouse are leased under a five-year lease agreement that expires in March 2003. Rental agreements for the sales/distribution units expire on dates ranging from October 2002 to March 2007. The Company's lease agreement for the manufacturing facility in Long Island City, New York, expires on June 30, 2003.

Rent expense on all operating leases for the years ended December 31, 2001, 2000 and 1999, was $1,299,582, $1,106,171; and $1,047,882, respectively.

Capital Leases

The Company leases certain computer equipment under capital lease agreements. Assets subject to the agreements totaling $365,252 and $346,601 and related accumulated depreciation of $249,470 and $177,929 are included in property and equipment as of December 31, 2001 and 2000, respectively.

Commitments

Future minimum lease payments under capital and noncancelable operating leases at December 31, 2001 were as follows:


                                                                        Capital     Operating
                                                                        Leases       Leases
    Year ending December 31:
                                    2002                              $   28,564   $1,360,546
                                    2003                                   6,859      962,731
                                    2004                                   1,143      536,531
                                    2005                                    --        370,118
                                    2006 and thereafter                     --        241,938
                                                                      -----------------------
Total minimum lease payments                                              36,566   $3,471,864
                                                                                   ==========
Less amount representing interest                                          1,393
                                                                      ----------
Present value of net minimum capital lease payments                       35,173
Less current installments of minimum capital lease payments               27,482
                                                                      ----------
Long-term capital lease obligations, excluding current installments   $    7,691
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


9.       SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

The Company's revenues are derived from a diverse group of customers primarily involved in the sale of leather crafts and western apparel items. While no single customer accounts for more than 10% of the Company's consolidated revenues in 2001, 2000 and 1999, sales to the Company's five largest customers represented 15%, 14% and 19%, respectively, of consolidated revenues in those years. While management does not believe the loss of one of these customers would have a negative impact on the Company's operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect the Company's operating results.

Major Vendors

The Company purchases a significant portion of its inventory through one supplier. Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on the Company's operations.

Credit Risk

Due to the large number of customers comprising the Company's customer base, concentrations of credit risk with respect to customer receivables are limited. At December 31, 2001 and 2000, 23% and 18%, respectively, of the Company's consolidated accounts receivable were due from three nationally recognized retail chains. The Company does not generally require collateral for accounts receivable, but performs periodic credit evaluations of its customers and believes the allowance for doubtful accounts is adequate. It is management's opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on the Company's results of operations and financial condition.


10.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                                         2001          2000          1999
                                                     -----------   -----------   -----------
Numerator:
      Net income                                     $ 2,006,433   $ 1,541,320   $   435,056
      Numerator for basic and diluted earnings per          --            --            --
      share                                            2,006,433     1,541,320       435,056

Denominator:
      Denominator for basic earnings per share -
      weighted-average shares                          9,976,181     9,875,606     9,853,161

Effect of dilutive securities:
      Stock options                                      265,621       134,300         5,019
      Warrants                                           207,504       172,897        31,918
                                                     -----------   -----------   -----------
Dilutive potential common shares                         473,125       307,197        36,937
                                                     -----------   -----------   -----------
      Denominator for diluted earnings per share -
      adjusted weighted-average shares and assumed
      conversions                                     10,449,306    10,182,803     9,890,098
                                                     ===========   ===========   ===========

      Basic earnings per share                       $      0.20   $      0.16   $      0.04
                                                     ===========   ===========   ===========

      Diluted earnings per share                     $      0.19   $      0.15   $      0.04
                                                     ===========   ===========   ===========

For additional disclosures regarding the employee stock options and the warrants, see note 11. The net effect of converting stock options to purchase 844,000 and 452,000 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2001 and 2000, respectively.

11.  STOCKHOLDERS' EQUITY

Stock Option Plans

1995 Stock Option Plan
----------------------
In connection with its 1995 Stock Option Plan for officers and key management employees, the Company has outstanding options to purchase its common stock. The plan provides for the granting of either qualified incentive stock options or non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest over a five-year period. The Company has reserved 1,000,000 shares of common stock for issuance under this plan.

1995 Director Non-Qualified Stock Option Plan
---------------------------------------------
In connection with its 1995 Director Non-qualified Stock Option Plan for non-employee directors, the Company has outstanding options to purchase its common stock. The plan provides for the granting of non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months. The Company has reserved 100,000 shares of common stock for issuance under this plan.


Stock Option Summary
--------------------
All options  expire ten years from the date of grant and are  exercisable at any time after  vesting.  Of the combined  1,100,000  shares  available for issuance under the two plans,  at December 31, 2001,  2000 and 1999,  there were 116,000;
587,000; and 647,000;  respectively,  in un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2000, 1999, and 1998, is as follows:

                                         2001                     2000                     1999
                                 ----------------------   ----------------------   ----------------------
                                               Weighted                 Weighted                 Weighted
                                               Average                  Average                  Average
                                   Option      Exercise     Option      Exercise     Option      Exercise
                                   Shares       Price       Shares       Price       Shares       Price
                                 ---------    ---------   ---------    ---------   ---------    ---------
Outstanding at January 31          458,000    $   0.814     453,000    $   0.779     543,000        0.758
Granted                            477,000        1.361      60,000        0.958      10,000        0.690
Forfeited or expired                (6,000)       0.751        --           --      (100,000)       0.656
Exchanged                             --           --          --           --          --           --
Exercised                          (83,000)       0.761     (55,000)       0.676        --           --
                                 ---------    ---------   ---------    ---------   ---------    ---------
Outstanding at December 31         846,000    $   1.128     458,000    $   0.814     453,000    $   0.779
                                 =========    =========   =========    =========   =========    =========
Exercisable at end of year         844,000    $   1.123     358,000    $   0.820     318,000    $   0.813
                                 =========    =========   =========    =========   =========    =========
Weighted-average fair value of
 Options granted during year     $    0.81                $    0.61                $    0.45
                                 =========                =========                =========


The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2001:

                                        Options Outstanding                      Options Exercisable
                                 ----------------------------------    ----------------------------------
                                               Weighted   Weighted                  Weighted     Weighted
                                               Average    Average                    Average     Average
                                   Option      Exercise   Maturity       Option     xercise      Maturity
 Exercise Price Range              Shares       Price      (Years)       Shares      Price       (Years)
 --------------------            ---------    ---------   ---------    ---------   ---------    ---------
   $0.75 or Less                    42,000    $   0.584        6.29       42,000   $   0.584         6.29


More than $0.75 and
  Less Than $1.00                  315,000        0.832        4.54      315,000       0.832         4.54

  More than $1.00                  489,000        1.365        9.67      487,000       1.358         9.69
                                 ---------    ---------   ---------    ---------   ---------    ---------
                                   846,000    $   1.128        7.59      844,000   $   1.123         7.60
                                 =========    =========   =========    =========   =========    =========


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.50% in 2001; 5.75% in 2000; and 5.88% in 1999; dividend yields of 0% for all years;


volatility factors of .780 for 2001, .821 for 2000, and .851 for 1999; and an expected life of the valued options of 5 years for all years other than some exchanged options reissued in 1997 which had an expected remaining life of 4 years.

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

                                                               2001          2000          1999
                                                           -----------   -----------   -----------
Pro forma net income                                       $ 1,977,894   $ 1,419,693   $   277,780

Pro forma net income per common share                      $      0.20   $      0.14   $      0.03

Pro forma net income per common share--Assuming Dilution   $      0.19   $      0.14   $      0.03


Warrants
--------
In connection with the issuance of a Subordinated Debenture in 1997, which has since then been satisfied in its entirety, the Company issued warrants to acquire up to 100,000 shares of Common Stock at $.54 per share to certain unrelated individuals. The warrants may be exercised at anytime until expiration on November 21, 2002.

Warrants to acquire up to 200,000 shares of common stock at approximately $0.44 per share were issued in conjunction with a consulting agreement to an unrelated individual in August 1998. The warrants may be exercised at anytime until expiration on August 3, 2003.

Notes Receivable Secured by Common Stock
----------------------------------------
During 1996, the Company purchased certain notes from a financial institution that are collateralized by the Company's common stock. These notes relate to shares issued under the Company's 1993 Non-Qualified Incentive Stock Option Plan. These notes, as renewed in 2000, are due from certain individuals including officers and other members of management, require monthly payments, and have maturity dates of December 31, 2002.


12.      BUSINESS ACQUISITION

In November 2000, the Company acquired the assets, primarily accounts receivable, inventory, fixtures, and equipment, of TLC Direct, Inc. and Tandy Leather Dealer, Inc. (dba Tandy Leather Company), a distributor of leather and related products located in Fort Worth, Texas. Additionally, the Company acquired the exclusive right to certain trademarks associated with the Tandy Leather business. The total purchase price for the operating and intangible assets was approximately $3.3 million, subject to adjustment. The purchase price was paid in the form of cash, funded with proceeds from the Company's revolving credit facility (see note 5), and the assumption of certain liabilities. The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of cost over the fair value of net assets acquired, before adjustment, totaled approximately $410,000 and was recorded as goodwill as of the acquisition date. The purchase price adjustment, as defined in the Asset Purchase Agreement between the buyer and seller, was computed at approximately $200,000 and subsequently reduced the goodwill amount previously recorded. The operations of the acquired business have been included in the company's financial statements beginning December 1, 2000.

The following pro forma information (unaudited) has been prepared as if the acquisition of Tandy Leather had occurred at the beginning of each of the years ended December 31, 2000 and 1999. Such information is not necessarily reflective of the actual results that would have occurred had the acquisition occurred on those dates.


                                                           2000         1999
                                                           ----         ----
Net Sales                                              $36,708,000  $43,996,000
Net Income (loss)                                      $ 1,637,000  $(4,327,000)
Net Income (loss) per common share                     $      0.17  $     (0.44)
Net Income (loss per common share - assuming dilution  $      0.16  $     (0.44)

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

                                         The Leather    Tandy Leather     Roberts,       Cushman
                                          Factory          Company          & Co          Total
                                       ------------    ------------    ------------    ------------
For the year ended December 31, 2001
Net Sales                              $ 28,711,006    $  6,606,090    $  1,962,166    $ 37,279,262
Gross Profit                             15,074,323       3,708,691         561,313      19,344,327
Operating earnings                        3,719,517         281,998         (99,547)      3,901,968
Interest expense                           (457,549)         (1,009)           --          (458,558)
Other, net                                  (74,799)           (125)           --           (74,924)
                                                                                       ------------
Income before income taxes                3,187,169         280,864         (99,547)      3.368,486
                                                                                       ------------
     Depreciation and amortization          474,114         103,118         152,921         730,153
     Fixed Asset Additions                  454,809         172,434           2,530         629,773
     Total assets                      $ 12,322,754    $  2,333,639    $  4,891,930    $ 19,548,323
                                       ------------    ------------    ------------    ------------
For the year ended December 31, 2000
Net Sales                              $ 27,060,406    $    575,635    $  2,459,223    $ 30,095,264
Gross Profit                             13,735,454         252,453         959,810      14,947,717
Operating earnings (loss)                 2,991,804         (43,724)        297,004       3,245,084
Interest expense                           (617,400)           --              --          (617,400)
Other, net                                  (36,280)           --               (99)        (36,379)
                                                                                       ------------
Income (loss) before income taxes         2,338,124         (43,724)        296,905       2,591,305
                                                                                       ------------
     Depreciation and amortization          423,313           4,895         154,570         582,778
     Fixed Asset Additions                  332,319          37,477           8,044         377,840
     Total assets                      $ 10,783,149    $  3,688,976    $  5,213,954    $ 19,686,079
                                       ------------    ------------    ------------    ------------
For the year ended December 31, 1999
Net Sales                              $ 24,735,228            --      $  2,429,171    $ 27,164,399
Gross Profit                             11,449,475            --           807,156      12,256,631
Operating earnings (loss)                 1,924,631            --           (14,420)      1,910,211
Interest expense                           (923,092)           --              --          (923,092)
Other, net                                   23,093            --              (305)         22,788
                                                                                       ------------
Income (loss) before income taxes         1,024,632            --           (14,725)      1,009,907
                                                                                       ------------
     Depreciation and amortization          411,995            --           155,457         567,452
     Fixed Asset Additions                  248,264            --             6,010         254,274
     Total assets                      $ 12,707,527            --      $  5,513,248    $ 18,220,775
                                       ------------    ------------    ------------    ------------

Net sales for geographic areas was as follows:
                                             2001          2000          1999
                                         -----------   -----------   -----------
     United States                       $35,193,935   $28,964,542   $25,847,946
     All other countries                   2,085,327     1,130,722     1,316,453
                                         -----------   -----------   -----------
                                         $37,279,262   $30,095,264   $27,164,399
                                         ===========   ===========   ===========

Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to the Company's consolidated net sales for the years ended December 31, 2001, 2000 and 1999.

14.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other intangible Assets ("SFAS 142").

SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be reported and recognized apart from goodwill. The adoption of SFAS 141 had no impact on the Company's consolidated financial statements.

SFAS 142 changes the accounting for goodwill and other intangible assets subsequent to their initial recognition. Under SFAS 142, goodwill and intangible assets other than goodwill with indefinite lives are no longer amortized, rather they will be subject to a periodic impairment test based on their fair value. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Amortization of goodwill and other intangible assets with indefinite lives will cease January 1, 2002, the date the Company is required to adopt this standard. The Company is currently evaluating the impact of adopting this new standard and currently cannot estimate the effect on the Company's consolidated financial statements beyond discontinuing amortization.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"), which addresses accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company will adopt the provision of SFAS 144 effective January 1, 2002, applied prospectively. Adoption of this new standard is not expected to have a material effect on the Company's consolidated financial statements.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable-trade and accounts payable
----------------------------------------------------
The carrying amount approximates fair value because of the short maturity of those instruments.

Notes payable and long-term debt
--------------------------------
The interest rates on the Company's notes payable and long-term debt fluctuate with changes in the prime rate and are the rates currently available to the Company; therefore, the carrying amount of those instruments approximates their fair value.




16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
                                           First        Second         Third        Fourth
                   2001                   Quarter       Quarter       Quarter       Quarter
--------------------------------------  -----------------------------------------------------
Net sales                               $ 9,372,613   $ 9,359,893   $ 9,198,401   $ 9,348,355
Gross profit                              4,884,216     4,978,795     4,611,574     4,869,742
Net income                                  497,283       621,910       396,529       490,711

Net income per common share:
                  Basic                        0.05          0.06          0.04          0.05
                 Diluted                       0.05          0.06          0.04          0.05
Weighted average number of common
shares outstanding:
                  Basic                   9,949,494     9,971,952     9,991,052     9,991,161
                 Diluted                 10,204,608    10,329,817    10,656,859    10,656,968

                                           First        Second         Third        Fourth
                   2000                   Quarter       Quarter       Quarter       Quarter
--------------------------------------  -----------------------------------------------------
Net sales                               $ 7,405,557   $ 7,602,405   $ 7,374,556   $ 7,712,746
Gross profit                              3,570,591     3,801,033     3,713,560     3,862,533
Net income                                  383,942       493,394       315,099       348,885

Net income per common share:
                  Basic                        0.04          0.05          0.03          0.04
                 Diluted                       0.04          0.05          0.03          0.03
Weighted average number of common
shares outstanding:
                  Basic                   9,859,754     9,873,161     9,876,422     9,887,509
                 Diluted                 10,121,206    10,187,427    10,199,164    10,217,418


                            THE LEATHER FACTORY, INC.
                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, and 1999


                                              2001         2000         1999
                                            ---------    ---------    ---------
Balance at beginning of year                $ 338,000    $ 177,000    $  52,000
Reserve "purchased" during year (Tandy)          --        248,000         --
  Additions charged to income                  17,000       22,000      157,000
  Balances written off, net of recoveries    (164,000)    (109,000)     (32,000)
                                            ---------    ---------    ---------
Balance at end of year                      $ 191,000    $ 338,000    $ 177,000
                                            =========    =========    =========

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
The Leather Factory, Inc.

         We have audited the accompanying consolidated balance sheets of The Leather Factory, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Leather Factory, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Hein + Associates LLP


Dallas, Texas
February 4, 2002

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information required by this item with regard to executive officers in included in Part I, Item 1 of this report under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

         Information required by this item regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statements for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. This Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the year ended December 31, 2001.

Item 11.  Executive Compensation.

         Information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which is incorporated herein by reference. This Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the year ended December 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which is incorporated herein by reference. This Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the year ended December 31, 2001.

Item 13.  Certain Relationships and Related Transactions.

         Information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions", which is incorporated herein by reference. This Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the year ended December 31, 2001.


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

         (b)      Reports on Form 8-K
                  -------------------

         On December 20, 2001, the Company filed a Current Report on Form 8-K (Items 5 and 9), dated December 20, 2001. This report described plans to expand the Tandy Leather operations through retail stores. A related press release was included.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE LEATHER FACTORY, INC.
                                           (Registrant)

Date:   March 20, 2002                     By:  /s/ Wray Thompson
        --------------                          -----------------
                                                Wray Thompson
                                           Chairman of the Board and Chief
                                           Executive Officer

Date:   March 20, 2002                     By:  /s/ Shannon L. Greene
       ---------------                          ---------------------
                                                 Shannon L. Greene
                                           Chief Financial Officer and Treasurer

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature & Title                                                 Date

/s/ Wray Thompson                                                 March 20, 2002
------------------------------
Wray Thompson, Chairman of the Board

/s/ Ronald C. Morgan                                              March 20, 2002
------------------------------
Ronald C. Morgan, Director

/s/ Robin L. Morgan                                               March 20, 2002
------------------------------
Robin L. Morgan, Director

/s/ William M. Warren                                             March 20, 2002
------------------------------
William M. Warren, Director

/s/ H. W. Markwardt                                               March 20, 2002
------------------------------
H. W. Markwardt, Director

/s/ Joseph R. Mannes                                              March 20, 2002
------------------------------
Joseph R. Mannes, Director

/s/ Anthony C. Morton                                             March 20, 2002
------------------------------
Anthony C. Morton, Director

/s/ Shannon L. Greene                                             March 20, 2002
------------------------------
Shannon L. Greene, Director

/s/ Michael A. Markwardt                                          March 20, 2002
------------------------------
Michael A. Markwardt, Director

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

         10.1 The Leather Factory, Inc. Stock Purchase Warrant for 200,000 shares common stock, $.0024 par value issued to Evert I. Schlinger dated August 3, 1998 and terminating on August 3, 2003, filed as Exhibit 4.13 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission November 12, 1998, and incorporated by reference herein.

         10.2 Credit and Security Agreement dated November 22, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman &
                  Company, Inc., and Hi-Line Leather & Manufacturing and Wells Fargo Business Credit, Inc., filed as Exhibit 4.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

         10.3 Revolving Note (Revolving Credit Loan) dated November 22, 1999, in the principal amount of $8,500,000, payable to the order of Wells Fargo Business Credit, Inc., which matures November 30, 2002, filed as Exhibit 4.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

         10.4 Term Note dated November 22, 1999, in the principal amount of $150,000, payable to the order of Wells Fargo Business Credit, Inc., which matures May 1, 2000, filed as Exhibit 4.3 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

         10.5 Copyright Security Agreement dated November 22, 1999, by and between The Leather Factory, Inc., a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman &
                  Company, Inc., and Hi-Line Leather & Manufacturing and Wells Fargo Business Credit, Inc., filed as Exhibit 4.4 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

         10.6 First Amendment to Credit and Security Agreement dated November 30, 2000, by and between The Leather Factory, Inc. a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman & Company, Inc., Hi-Line Leather & Manufacturing, and Tandy Leather Company, Inc. (f/k/a Leather Tan Acquisition, Inc.) and Wells Fargo Business Credit, Inc. filed as Exhibit 99.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 15, 2000, and incorporated by reference herein.

         10.7 Second Amendment to Credit and Security Agreement dated February 7, 2001, by and between The Leather Factory, Inc. a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman & Company, Inc., Hi-Line Leather & Manufacturing, and Tandy Leather Company, Inc. (f/k/a Leather Tan Acquisition, Inc.) and Wells Fargo Business Credit, Inc. filed an Exhibit 4.1 to the Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on August 14, 2001, and incorporated by reference herein.

         10.8 Third Amendment to Credit and Security Agreement and Waiver of Defaults dated June 14, 2001, by and between The Leather
                  Factory, Inc. a Delaware corporation, The Leather Factory, Inc., a Texas corporation, The Leather Factory, Inc., an Arizona corporation, Roberts, Cushman & Company, Inc., Hi-Line Leather & Manufacturing, and Tandy Leather Company, Inc. (f/k/a Leather Tan Acquisition, Inc.) and Wells Fargo Business Credit, Inc. filed an Exhibit 4.2 to Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on August 14, 2001, and incorporated by reference herein.

         10.9 Letter Agreement for Consulting Services dated July 24, 1998, by and between The Leather Factory, Inc. and Evert I.
                  Schlinger, filed as Exhibit 4.13 to the Quarterly Report on Form 10-Q of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission November 12, 1998, and incorporated by reference herein.

         10.10 Asset Purchase Agreement dated November 30, 2000, by Tandy Leather Company, Inc. (f/k/a Leather Tan Acquisition, Inc.), a Texas corporation, TLC Direct, Inc., a Texas corporation, and Tandy Leather Dealer, Inc., a Texas corporation, filed as Exhibit No. 2.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 15, 2000, and incorporated herein by reference.

         *21.1    Subsidiaries of the Company.

         *23.1    Consent of Hein + Associates LLP dated March 19, 2002.

 ------------
 *Filed herewith.