Form 10-K/A
period 2001-12-31
LEATHER FACTORY INC
filed 2002-04-10
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No. 1

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

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

AMENDMENT:

         This amendment is made for the purpose of correcting the disclosure on the cover page of the Form 10-K as originally filed. The Registrant's definitive proxy statement will contain disclosure regarding a delinquent filer pursuant to Rule 405 of Regulation S-K. That information will be incorporated by reference into Part III of this Form 10-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE LEATHER FACTORY, INC.
                                 (Registrant)


                           By:/s/ Shannon L. Greene
                              ---------------------------
                              Shannon L. Greene,
                              Chief Financial Officer (Chief Accounting Officer) and Treasurer