Form 10-Q
period 2002-03-31
LEATHER FACTORY INC
filed 2002-05-15
CIK 909724

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2002

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number 1-12368

                            THE LEATHER FACTORY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   75-2543540
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

                                  Yes X  No
                                     ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Shares outstanding as of May 10, 2002
----------------------------------------   -------------------------------------
Common Stock, par value $.0024 per share                 10,041,161

Forward-Looking Statements
--------------------------

     This report (particularly Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future trends or occurrences. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

o Changes in the economic recovery in the United States, as well as abroad, from a recent downturn may cause our sales to decrease or not to increase.

o    Favorable trends in the arts and crafts industry may slow or reverse.

o    Although  the  Company   believes  that  it  has  fixed  recent   problems,
     reoccurrence of problems with our websites could result in lost sales.

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

o We might fail to realize the anticipated benefits of the acquisition of the assets of Tandy Leather, the opening of Tandy Leather retail stores or other retail initiatives might not be successful.

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

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     March 31, 2002 and December 31, 2001 ...............................      4


    Consolidated Statements of Operations
     Three months ended March 31, 2002 and 2001..........................      5


    Consolidated Statements of Cash Flows
     Three months ended March 31, 2002 and 2001..........................      6


    Consolidated Statements of Stockholders' Equity
     Three months ended March 31, 2002 and2001...........................    7-8


    Notes to Consolidated Financial Statements...........................      9


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results ofOperations...........................     12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....     16

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form8-K...............................     16


SIGNATURES...............................................................     17


                                                                   4
--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                           March 31,     December 31,
                                                                              2002            2001
                                                                         ------------    ------------
                                                                          (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                $     93,453    $    409,040
     Cash restricted for payment on revolving credit facility                 346,081         491,729
     Accounts receivable-trade, net of allowance for doubtful accounts
         of $177,000 and $191,000 in 2002 and 2001, respectively            2,742,873       2,297,953
     Inventory                                                              8,275,170       9,054,269
     Deferred income taxes                                                    165,481         128,111
     Other current assets                                                     945,471         479,390
                                                                         ------------    ------------
                             Total current assets                          12,568,529      12,860,492
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT, at cost                                             4,313,668       4,201,368
  Less-accumulated depreciation and amortization                           (2,970,318)     (2,858,869)
                                                                         ------------    ------------
                             Property and equipment, net                    1,342,499       1,343,350

GOODWILL, net of accumulated amortization of $732,000
     and $1,583,000 in 2002 and 2001, respectively                            607,455      4,535,412
OTHER INTANGIBLES, net of accumulated amortization of
     $77,000 and $66,000, in 2002 and 2001, respectively                      497,871        476,908
OTHER assets
                                                                              296,079         333,012
                                                                         ------------    ------------
                                                                         $ 15,313,284    $ 19,548,323
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $  1,547,766    $  1,303,596
     Accrued expenses and other liabilities                                 1,116,555       1,171,152
     Income taxes payable                                                     387,396         52,662
     Notes payable and current maturities of long-term debt                 2,987,517       4,527,904
                                                                         ------------    ------------
                             Total current liabilities                      6,039,234       7,055,314
                                                                         ------------    ------------
DEFERRED INCOME TAXES                                                          62,727          61,647


NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                     6,657           7,691

COMMITMENTS AND CONTINGENCIES                                                    --              --

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.10 par value; 20,000,000
         Shares authorized, none issued or outstanding                           --              --
     Common stock, $0.0024 par value; 25,000,000 shares
         authorized, 10,011,161 and 9,991,161 shares issued
         and outstanding at 2002 and 2001, respectively                        24,027          23,979
     Paid-in capital                                                        4,043,585       4,030,508
     Retained earnings                                                      5,228,661       8,478,187
     Less: Notes receivable - secured by common stock                         (51,203)        (71,939)
     Accumulated other comprehensive loss                                     (40,404)        (37,064)
                                                                         ------------    ------------
                             Total stockholders' equity                     9,204,666      12,423,671
                                                                         ------------    ------------
                                                                         $ 15,313,284    $ 19,548,323
                                                                         ============    ============



   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

 -------------------------------------------------------------------------------

                                                                               2002            2001
                                                                          ------------    ------------
NET SALES                                                                 $ 10,203,951    $  9,372,613

COST OF SALES                                                                4,835,356       4,488,397
                                                                          ------------    ------------

                           Gross profit                                      5,368,595       4,884,216

OPERATING EXPENSES                                                           4,175,136       3,908,877
                                                                          ------------    ------------

INCOME FROM OPERATIONS                                                       1,193,459         975,339

OTHER EXPENSE:
    Interest expense                                                            89,869         148,593
    Other, net                                                                  16,355           7,291
                                                                          ------------    ------------
                           Total other expense                                 106,224         155,884
                                                                          ------------    ------------

INCOME BEFORE INCOME TAXES and CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                    1,087,235         819,455

PROVISION FOR INCOME TAXES                                                     327,930         322,172
                                                                          ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                        759,305         497,283

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAXES                                                       (4,008,831)           --
                                                                          ------------    ------------

NET INCOME (LOSS)                                                         $ (3,249,526)   $    497,283
                                                                          ============    ============

 NET INCOME PER COMMON SHARE - BASIC:
      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE   $       0.08    $       0.05
      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET                   (0.40)           --
                                                                          ------------    ------------

      NET INCOME PER COMMON SHARE                                         $      (0.32)   $       0.05
                                                                          ============    ============

 NET INCOME PER COMMON SHARE - ASSUMING DILUTION:
      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE   $       0.07    $       0.05
      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET                   (0.37)           --
                                                                          ------------    ------------

      NET INCOME PER COMMON SHARE - DILUTED                               $      (0.30)   $       0.05
                                                                          ============    ============


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

--------------------------------------------------------------------------------


                                                                             2002           2001
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $(3,249,526)   $   497,283
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities-
     Depreciation & amortization                                             122,993        193,643
     Amortization of deferred financing costs                                 37,038         11,438
     Other                                                                   (39,630)       (11,662)
     Cumulative effect of change in accounting principle                   4,008,831           --
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                       (444,920)      (365,273)
       Inventory                                                             878,308        822,650
       Income taxes                                                          334,734        193,113
       Other current assets                                                 (465,286)        69,898
       Accounts payable                                                      244,169       (156,510)
       Accrued expenses and other liabilities                                (54,597)      (489,104)
                                                                         -----------    -----------
     Total adjustments                                                     4,621,640        268,193
                                                                         -----------    -----------
      Net cash provided by operating activities                            1,372,114        765,476
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (97,622)      (453,230)
  Payments in connection with businesses acquired                           (227,747)          --
  Increase in other assets                                                      (421)        (1,078)
                                                                         -----------    -----------
      Net cash used in investing activities                                 (325,790)      (454,308)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in revolving credit loans                                  (1,521,777)      (635,354)
  Proceeds from notes payable and long-term debt                                --           18,676
  Payments on notes payable and long-term debt                               (19,643)       (25,182)
  Decrease in cash restricted for payment on revolving credit facility       145,648         35,064
  Payments received on notes secured by common stock                          20,736          1,750
  Proceeds from issuance of common stock                                      13,125         59,737
                                                                         -----------    -----------
      Net cash used in financing activities                               (1,361,911)      (545,309)
                                                                         -----------    -----------
NET DECREASE IN CASH                                                        (315,587)      (234,141)

CASH, beginning of period                                                    409,040        234,141
                                                                         -----------    -----------
CASH, end of period                                                      $    93,453    $      --
                                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $    59,283    $   148,337
  Income taxes paid during the period, net of (refunds)                       25,172        135,248


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------



                                        Common Stock                                                 Notes
                                  ----------------------------                                     receivable
                                     Number           Par           Paid-in         Retained      - secured by
                                   of shares         value          capital         earnings      common stock
                                 ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 2000          9,908,161    $     23,780    $  3,946,608    $  6,471,754    $   (120,339)


  Payments on notes
  receivable -
    secured by common stock              --              --               --             --             1,750

  Shares issued - employee
    Stock options exercised            60,000             144           59,593           --              --


  Net Income                             --              --               --          497,283            --


  Translation adjustment                 --              --               --             --              --
                                 ------------    ------------    ------------    ------------    ------------
BALANCE, March 31, 2001             9,968,161    $     23,924     $  4,006,201   $  6,969,037    $   (118,589)
                                 ============    ============    ============    ============    ============

Comprehensive income for the three months ended March 31, 2001



BALANCE, December 31, 2001          9,991,161    $     23,979     $  4,030,508   $  8,478,187    $    (71,939)


   Payments on notes
   receivable -
   secured by common stock               --              --               --             --            20,736

   Shares issued - employee
   Stock options exercised             20,000              48           13,077           --              --

   Net loss                              --              --               --       (3,249,526)           --

   Translation adjustment                --              --               --             --              --

                                 ------------    ------------    ------------    ------------    ------------
BALANCE, March 31, 2002            10,011,161    $     24,027    $  4,043,585    $  5,228,661    $    (51,203)
                                 ============    ============    ============    ============    ============

Comprehensive loss for the three months ended March 31, 2002



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                            THE LEATHER FACTORY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------



                                  Accumulated
                                     Other
                                   Cumulative                    Comprehensive
                                      Loss           Total       Income (Loss)
                                 ------------    ------------    ------------
BALANCE, December 31, 2000       $    (26,166)     10,295,637


  Payments on notes
  receivable -
    secured by common stock              --             1,750

  Shares issued - employee
    Stock options exercised              --            59,737


  Net Income                             --           497,283         497,283


  Translation adjustment               (9,768)         (9,768)         (9,768)
                                 ------------    ------------
BALANCE, March 31, 2001          $    (35,934)   $ 10,844,639
                                 ============    ============
                                                                 ------------
Comprehensive income for the three months ended March 31, 2001   $    487,515
                                                                 ============


BALANCE, December 31, 2001    $    (37,064)     12,423,671


   Payments on notes
   receivable -
   secured by common stock            --            20,736

   Shares issued - employee
   Stock options exercised            --            13,125

   Net loss                           --        (3,249,526)        (3,249,526)

   Translation adjustment
                                    (3,340)         (3,340)            (3,340)
                              ------------    ------------
BALANCE, March 31, 2002       $    (40,404)   $  9,204,666
                              ============    ============
                                                                 ------------
Comprehensive loss for the three months ended March 31, 2002     $ (3,252,866)
                                                                 ============

   The accompanying notes are an integral part of these financial statements.


                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

In  the  opinion  of  the  Company,  the  accompanying   consolidated  financial
statements  contain all adjustments  (consisting of those of a normal  recurring nature)  considered  necessary to present  fairly its  financial  position as of
March 31, 2002 and  December 31, 2001,  and the results of  operations  and cash flows for the three-month  periods ended March 31, 2002 and 2001. The results of operations for the  three-month  periods are not  necessarily  indicative of the results to be expected  for the full fiscal  year.  The  consolidated  financial statements  should be read in  conjunction  with the  financial  statements  and disclosures  contained in the Company's 2001 Annual Report on Form 10-K ("Annual
Report").

In June 2001,  the FASB issued  Statements  of  Financial  Accounting  Standards
("SFAS") No. 142, Goodwill and Other Intangible Assets. This standard requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives will be subject to an annual review of impairment. The new standard was effective for The Leather Factory, Inc. ("TLF") in the first quarter of 2002. Upon adoption of SFAS No. 142, TLF recorded a one-time, noncash charge of approximately $4 million to reduce the carrying value of its goodwill relating to its subsidiary, Roberts, Cushman & Co., Inc. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting SFAS No. 142, see Note 5.

Certain   reclassifications  have  been  made  to  conform  the  2001  financial statements to the presentation in 2002. The  reclassifications  had no effect on net income.

2.  INVENTORY

The components of inventory consist of the following:
                                                                As of
                                                     ---------------------------
                                                       March 31,    December 31,
                                                          2002           2001
                                                     ------------   ------------
      Finished goods held for sale                   $  7,333,112   $  8,025,845
      Raw materials and work in process                   942,058      1,028,424
                                                     ------------   ------------
                                                     $  8,275,170   $  9,054,269
                                                     ============   ============

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):
                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2002            2001
                                                         ------------    ------------
Numerator:
    Net income (loss)                                    $ (3,249,526)   $    497,283
                                                         ------------    ------------
    Numerator for basic and diluted earnings per share     (3,249,526)        497,283

Denominator:
    Denominator for basic earnings per share -
     Weighted-average shares                               10,001,717       9,949,494

Effect of dilutive securities:
    Stock options                                             482,800          92,424
    Warrants                                                  247,196         162,690
                                                         ------------    ------------
Dilutive potential common shares                              729,996         255,114
                                                         ------------    ------------

    Denominator for diluted earnings per share -
      weighted-average shares                              10,731,713      10,204,608
                                                         ============    ============

    Basic earnings per share                             $      (0.32)   $       0.05
                                                         ============    ============
    Diluted earnings per share                           $      (0.30)   $       0.05
                                                         ============    ============


The net effect of converting stock options to purchase 844,000 and 442,000 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2002 and 2001, respectively.


4.  SEGMENT INFORMATION

The Company identifies its segments based on the activities of three distinct businesses: The Leather Factory, which sells product to both wholesale and retail customers and consists of a chain of sales/distribution units located in the United States and Canada; Tandy Leather Company, which sells product throughout the United States via retail stores, the Internet and mail-order, and internationally through authorized dealers; and Roberts, Cushman & Company, which manufactures decorative hat trims sold directly to hat manufacturers and distributors.

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as operating earnings, defined as income before interest and income taxes.

                                                The Leather     Tandy Leather    Roberts,
                                                  Factory         Company      Cushman & Co        Total
                                               ------------    ------------    ------------    ------------
For the quarter ended March 31, 2002
Net sales                                      $  7,824,517    $  1,877,874    $    501,560    $ 10,203,951
Gross profit                                      4,126,872       1,073,579         168,144       5,368,595
Operating earnings                                  975,727         141,501          76,231       1,193,459
Interest expense                                    (89,655)           (214)           --           (89,869)
Other, net                                          (15,854)           (501)           --           (16,355)
                                                                                               ------------
Income  before  income  taxes &  change  in
accounting principle                                870,218         140,786          76,231       1,087,235
                                                                                               ------------
     Depreciation and amortization                  132,946          23,703           3,382         160,031
     Fixed asset additions                           71,529          25,513             580          97,622
                                               ------------    ------------    ------------    ------------
     Total assets                              $ 11,928,363    $  2,530,336    $    854,585    $ 15,313,284
                                               ------------    ------------    ------------    ------------


For the quarter ended March 31, 2001
Net sales                                      $  7,103,792    $  1,775,116    $    493,705    $  9,372,613
Gross profit                                      3,764,419         978,310         141,487       4,884,216
Operating earnings (loss)                         1,003,701         (19,664)         (8,698)        975,339
Interest expense                                   (148,593)           --              --          (148,593)
Other, net                                           (7,444)            153            --            (7,291)
                                                                                               ------------
Income (loss) before income taxes                   847,664         (19,511)         (8,698)        819,455
                                                                                               ------------
     Depreciation and amortization                  131,044          35,861          38,176         205,081
     Fixed asset additions                          280,076         172,434             720         453,230
                                               ------------    ------------    ------------    ------------
     Total assets                              $ 10,852,853    $  3,213,420    $  5,071,821    $ 19,138,094
                                               ------------    ------------    ------------    ------------


Net sales for geographic areas were as follows:

                                        Three months ended
                                  March 31, 2002   March 31, 2001
                                  -------------------------------
     United States                $    9,662,434   $    8,869,011
     All other countries                 541,517          503,602
                                  -------------------------------
                                  $   10,203,951   $    9,372,613
                                  ===============================


5.  GOODWILL and OTHER INTANGIBLES

As discussed in Note 1, in January 2002, the Company adopted SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with indefinite lives. Instead, it requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption
(January 1, 2002) and annually thereafter.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally the same as the operating segments identified in Note 4 - Segment
Information. The new methodology in SFAS 142 differs from the Company's prior policy, which was permitted under earlier accounting standards, of using undiscounted cash flows of the acquired asset to determine if goodwill is recoverable.

Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $4 million in the first quarter of 2002 to reduce the carrying value of its goodwill. This charge in non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations.

The SFAS 142 goodwill impairment is associated solely with goodwill resulting from the acquisition of Roberts, Cushman & Co., Inc. ("Cushman") in 1995. The current fair value of Cushman and its assets was estimated by an independent third party using projected discounted future operating cash flows. The amount of the impairment primarily reflects the decline in Cushman's sales since the acquisition occurred.

A summary of changes in the  Company's  goodwill  during the quarter ended March
31, 2002 by business segment is as follows:

                     January 1,     Acquisitions &                        March 31,
                        2002         Adjustments       Impairments           2002
                   --------------   --------------    --------------    --------------
Leather Factory    $      332,630             (191)             --      $      332,439
Tandy Leather             193,951           81,065              --      $      275,016
Roberts, Cushman        4,008,831             --          (4,008,831)             --
                   --------------   --------------    --------------    --------------
Total              $    4,535,412           80,874        (4,008,831)   $      607,455
                   ==============   ==============    ==============    ==============

As of March 31, 2002 and December 31, 2001, the Company's intangible assts and related accumulated amortization consisted of the following:

                                     As of March 31, 2002
                         ------------------------------------------
                                         Accumulated
                             Gross      Amortization        Net
                         ------------   ------------   ------------
Trademarks, Copyrights   $    542,744   $     74,873   $    467,871
Non-Compete Agreements         32,000          2,000         30,000
                         ------------   ------------   ------------
                         $    574,744   $     76,873   $    497,871
                         ============   ============   ============

                                  As of December 31, 2001
                         ------------------------------------------
                                         Accumulated
                             Gross      Amortization        Net
                         ------------   ------------   ------------
Trademarks, Copyrights   $    542,744   $     65,836   $    476,908
                         ============   ============   ============

The Company recorded amortization expense of $11,352 during the first quarter of 2002 compared to $20,426 during the first quarter of 2001. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

                        Leather      Tandy
                        Factory     Leather     Cushman      Total
                       ---------   ---------   ---------   ---------
                2002   $   5,809   $  40,339   $       0   $  46,148
                2003       5,809      41,004           0      46,813
                2004       5,809      41,004           0      46,813
                2005       5,809      31,004           0      36,813
                2006       5,809      30,339           0      36,148

During the first quarter of 2002, the Company acquired the following intangible assets:

                                                           Amortization Period
                                                           -------------------
        Non-Compete Agreements          $32,000                3 years

The 2001 results on a historical basis do not reflect the provision of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                        Three Months Ended March 31, 2001
                               -------------------------------------------------
                                                  Earnings per     Earnings per
                                Net Income       Share - Basic   Share - Diluted
                               ---------------  ---------------  ---------------
Reported net income            $       497,283  $          0.05  $          0.05
Addback goodwill amortization           51,282             0.01             --
                               ---------------  ---------------  ---------------
Adjusted net income            $       548,565  $          0.06  $          0.05
                               ===============  ===============  ===============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

The Leather Factory, Inc. ("TLF" or the "Company") is a Delaware corporation whose common stock trades on the American Stock Exchange under the symbol "TLF". The Company is managed on a business entity basis, with those businesses being The Leather Factory ("Leather Factory"), Tandy Leather Company ("Tandy"), and Roberts, Cushman & Company, Inc. ("Cushman"). See Note 4 to the Consolidated Financial Statements for additional information concerning the Company's segments.

Leather Factory, founded in 1980 by Wray Thompson and Ron Morgan, is the premier distributor of leather products to customers worldwide. Products are distributed primarily through 30 sales units located in twenty states and Canada. Products include leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, shoe repair supplies, saddle and tack hardware, and do-it-yourself kits.


Tandy, acquired in November 2000, is the most recognized supplier in the leathercraft industry. From its founding in 1919, Tandy has been the primary resource for leathercrafters world wide. Products include quality tools, leather, accessories, kits and teaching materials and are distributed through three company-owned retail stores and its central distribution facility.

Cushman, whose origins date back to the mid-1800's, custom designs and manufactures a product line of decorative hat trims for headwear manufacturers.


                              Results of Operations
                              ---------------------

The following tables present selected financial data of each of the Company's three segments for the quarters ended March 31, 2002 and 2001:

                   Quarter Ended March 31, 2002    Quarter Ended March 31, 2001
                   ----------------------------    ----------------------------
                                     Operating                       Operating
                      Sales            Income         Sales            Income
                   -----------      -----------    -----------      -----------
Leather Factory    $ 7,824,517      $   975,727    $ 7,103,792      $ 1,003,701
Tandy                1,877,874          141,501      1,775,116          (19,664)
Cushman                501,560           76,231        493,705           (8,698)
                   -----------      -----------    -----------      -----------
Total Operations   $10,203,951      $ 1,193,459    $ 9,372,613      $   975,339
                   ===========      ===========    ===========      ===========


Consolidated net sales for the quarter ended March 31, 2002 increased  $831,000, or 8.9%,  compared  to the same  period  in 2001.  Leather  Factory  contributed
$720,000 to the increase due primarily to continued growth in our sales to craft store customers.  Tandy added $103,000 of additional sales while Cushman's sales held virtually steady.  The Company  experienced an increase in operating income of 22.4% from 2001 to 2002.
                                                                % of Net Sales
                                                            Quarterly period ended
                                                                   March 31,              Change in $ and %
                                                          -------------------------   -------------------------
                                                              2002          2001        $ Change     % Change
                                                          -----------   -----------   -----------   -----------
Net sales                                                      100.00%       100.00%  $   831,338          8.87%
Cost of sales                                                   47.39         47.89       346,959          7.73
                                                          -----------   -----------   -----------
Gross profit                                                    52.61         52.11       484,379          9.92
Operating expenses                                              40.92         41.71       266,259          6.81
                                                          -----------   -----------   -----------
Income from operations                                          11.69         10.40       218,120         22.36
Interest expense and other                                       1.04          1.66       (49,659)       (31.86)
                                                          -----------   -----------   -----------
Income  before  income  taxes and  cumulative  effect of
change in accounting principle                                  10.65          8.74       267,779         32.68
Income tax provision                                             3.21          3.44         5,757          1.79
                                                          -----------   -----------   -----------
Net income tax before cumulative effect of change in
accounting principle                                             7.44          5.30       262,022         52.69
Cumulative effect of change in accounting principle            (39.29)         --      (4,008,831)          N/A
                                                          -----------   -----------   -----------
Net income (loss)                                             (31.85%)         5.30%   (3,746,809)     (753.46%)
                                                          ===========   ===========   ===========


Leather Factory Operations

Net sales from Leather Factory's 30 sales/distribution units increased 10.2% for the first quarter of 2002. The two units opened in the third quarter of 2001 contributed 23.5% of the sales increase. Same store sales increased 7.8% over the first quarter of 2001.

The following table presents TLF's sales mix by customer categories for the quarters ended March 31, 2002 and 2001:


                                                                                                    Quarter ended
Customer Group                                                                                  3/31/02        3/31/01
--------------                                                                                 ----------    ----------
RETAIL (end users, consumers, individuals)                                                             21%           21%
INSTITUTION (prisons, prisoners, hospitals, schools, YMCA, Boy Scouts, etc.)                            7             8
WHOLESALE (saddle & tack stores, resellers & distributors, shoe repair shops, dealers, etc.)           32            32
CRAFT (craft stores (individually owned) and craftstore chains)                                        26            21
MIDAS (small manufacturers)                                                                             7            11
ASC (Authorized Sales Centers)                                                                          7             7
                                                                                               ----------    ----------
                                                                                                      100%          100%
                                                                                               ==========    ==========

Our sales to our CRAFT customers continue to gain momentum as the majority of the sales increase gained this quarter was from this customer group. The arts and crafts industry in general is booming domestically and Leather Factory is benefiting as a result. Various publications and articles have been published recently to support the theory that the crafts industry is expected to show solid growth during the remainder of the decade. The sales decline to our MIDAS customer group was caused by a general slow-down in orders from the manufacturers due to the slow-down in orders received from their retail customers.

Operating income for TLF decreased $34,500 or 3.4% of sales for the current quarter compared to 2001. Operating expenses as a percentage of sales were 40.3%, which is slightly higher than management's target of 40.0%. The Company's expected contribution to the ESOP for the benefit of employees was increased in the first quarter, as management believes the employees should benefit from the Company's operational successes. As a result of the additional ESOP contribution amount, the operating expenses and operating income amounts were negatively impacted when compared to the first quarter of 2001.

Tandy Leather Operations

Net sales for Tandy, which consisted of two retail stores and a central distribution center as of March 31, 2002, increased 5.8% for the first quarter of 2002 over the same quarter last year. The two retail stores opened in the current quarter added $175,000 in sales while the central distribution center's sales decreased by $72,500. The central distribution center's sales are generated by phone, fax, mail order and Internet orders. The sales decline at this facility was the result of reduction in Internet orders received due to a technical problem with the website (www.tandyleather.com) during the latter part of March. Although we believe we have fixed this problem at the end of April, the problem may affect Internet sales reported by Tandy in the second quarter.

Operating income for Tandy increased $161,000 in the current quarter as a result of an increase in gross profit margin of 2% and a reduction in operating expenses of 6%. Tandy's operating expenses were less than 50% of sales for the first time since the acquisition. Management is pleased with the improvement while hoping to continue this trend of streamlining operating expenses. The retail stores tend to operate more efficiently than the central distribution center. Therefore, as more retail stores are added, the overall operating efficiency of Tandy should improve.

Roberts, Cushman Operations

Net sales for Cushman increased $7,800 for the first quarter of 2002, a minimal improvement. However, even though the sales were virtually flat, Cushman's gross profit margin improved almost 5% compared to the first quarter of 2001. As previously discussed in the 2001 Annual Report, we intentionally sold some inventory at a low gross margin in 2001 in order to position Cushman to achieve better financial results in the future. We believe that the first quarter 2002 financial results add evidence to support the appropriateness of that decision.

Operating income for Cushman increased $85,000 as a result of the improvement in the gross margins and also the reduction of operating expenses. We operated with fewer personnel in the current quarter - an adjustment made by management late in 2001 in order to compensate for flat sales.

In 2001, operating expenses included $30,000 of amortization of goodwill that is not included in 2002 due to the change in accounting principle regarding goodwill (SFAS No. 142). The reduction of goodwill in the first quarter eliminated all goodwill recorded on our books for Cushman. Further discussion regarding this accounting rule is contained in Note 5 to the Consolidated Financial Statements.


Capital Resources, Liquidity and Financial Condition
----------------------------------------------------

The change in accounting principle discussed above had significant effects on our consolidated balance sheet at March 31, 2002. Total goodwill was reduced from $4,535,412 at the end of 2001 to $607,455. This reduction was the principal cause of the reduction in total assets from $19,548,323 at the end of 2001 to $15,313,284 at the end of the first quarter of 2002 (a reduction of 21.7%). Total stockholders' equity was reduced from $12,423,671 at December 31, 2001 to $9,204,666 at March 31, 2002 (a reduction of 25.9%). This reduction was also attributable to the change in accounting principle, but the effect was partially offset by operating results from the first quarter of this year.

The Company's investment in accounts receivable was $2.7 million at March 31, 2002, up $445,000 from $2.3 million at year-end 2001. This is a result of an increase in credit sales during the quarter ended March 31, 2002 as compared to that of the quarter ended December 31, 2001. The average days to collect accounts improved slightly over the first quarter of 2001 to 47.2 days. Tandy's average days to collect experienced the most improvement, from 51.7 days in 2001 to 42.9 days for the first quarter of 2002.

Inventory decreased $779,000 to $8.3 million at March 31, 2002 from $9.1 million at year-end 2001. Inventory turnover increased to an annualized rate of 4.71 times during the first quarter of 2002, an improvement over the turnover rate of
4.11 times for the first quarter of 2001 and 4.08 times for all of 2001. Tandy's inventory turnover rate accounts for the improvement due to the drastic decrease in its inventory levels from March 31, 2001 to March 31, 2002 while supporting the same sales level. Management believes Tandy is operating with a more realistic inventory level currently although we do have the ability to transfer merchandise from Leather Factory to Tandy almost immediately if necessary to support sales requirements.

Notes payable and current maturities of long-term debt decreased from $4,527,904 at the end of 2001 to $2,987,518 at March 31, 2002. Accounts payable increased $244,000 to $1.5 million at the end of the first quarter, due primarily to management's success in obtaining longer credit terms with several large vendors. The Company's current ratio improved from 1.82 at December 31, 2001 to
2.08 at March 31, 2002.

The primary sources of liquidity and capital resources during the first quarter of 2002 were funds provided by operating activities in the amount of $1,372,000 and the Company's Credit and Security Agreement with Wells Fargo Business Credit, Inc. ("WFBC"). The Company used its first quarter operating cash flow and additional funds on hand at the beginning of the quarter to pay down debt balances ($1,547,766), purchase equipment ($97,622), and purchase the assets of two existing leathercraft stores ($227,747).

Approximately 25% of the 2002 capital spending was for computer equipment and software for the new Tandy retail stores, 25% was for inventory scanning equipment for the existing Leather Factory stores, 30% was for various computer workstation and software upgrades in existing locations and departments, and 20% was for various furniture and fixtures. The two leathercraft stores acquired created Tandy's two retail stores in Oklahoma City, OK and Boise, ID. The assets purchased in the two transactions were inventory and miscellaneous store fixtures.

As previously disclosed, on March 20, 2002, the Company entered into an Amended and Restated Credit and Security Agreement with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"), which replaced the Company's previous borrowing arrangement with WFBC. The agreement provides for a revolving credit facility of up to $7,500,000 and contains similar covenants as that of the previous WFBC agreement. The significant difference between the two agreements is that the new agreement has a provision regarding the value of inventory included in the borrowing base calculation that is more favorable to the Company.

The revolving credit facility with Wells Fargo is based upon the level of the Company's accounts receivable and inventory. At March 31, 2002, the available and unused portion of the credit facility was approximately $3,122,000. Wells Fargo has granted a waiver of any noncompliance with our financial covenants arising from the change in accounting principle described above.

The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of any potential new Tandy retail stores or Leather Factory sales/distribution units. In 2002, the funding for the opening of any new locations is expected to be provided by operating leases, cash flows from operating activities, and the revolving credit facility.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's Credit Facility includes loans with interest rates that vary with changes in the prime rate. An increase of one percentage point in the prime rate would not have a material impact on the Company's future earnings.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

On March 20, 2002, the Company filed a report on Form 8-K (Items 5 and 7) describing the Amended and Restated Credit and Security Agreement with Wells Fargo Bank Minnesota, N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE LEATHER FACTORY, INC.
                                                 (Registrant)


Date:  May 14, 2002                              By: /s/ Wray Thompson
                                                    --------------------------
                                                    Wray Thompson
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Date:  May 14, 2002                              By: /s/ Shannon L. Greene
                                                    ----------------------
                                                    Shannon L. Greene
                                                    Chief Financial Officer and
                                                    Treasurer  (Chief Accounting
                                                    Officer)