Form 10-Q
period 2002-06-30
LEATHER FACTORY INC
filed 2002-08-13
CIK 909724

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2002

or

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

                                  Yes   X    No
                                  -------    ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Shares outstanding as of August 13, 2002
--------------------------              ----------------------------------------
Common Stock, par value $.0024 per share                   10,064,161

FORWARD-LOOKING  STATEMENTS
---------------------------

     This report (particularly Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future trends or occurrences. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

- Changes in the economic recovery in the United States, as well as abroad, from a recent downturn may cause our sales to decrease or not to increase.
-     Favorable  trends  in  the  arts  and crafts industry may slow or reverse.
- Although the Company believes that it has fixed recent problems, reoccurrence of problems with our websites could result in lost sales.
- As a result of the terrorist activities on and after September 11, 2001, consumer-buying habits could change and decrease our sales.
- If terrorists choose to target livestock in the United States or abroad for chemical, biological or other attacks, our sources of raw material and inventory could decrease, or these items could become more expensive.
- The prices of hides and leathers also fluctuate in normal times, and these fluctuations can affect the Company.
-     If,  for  whatever  reason,  the  costs of our raw materials and inventory increase, we may not be able to pass those costs on to our customers, particularly if the economy has not recovered from its downturn.
- Other factors could cause either fluctuations in buying patterns or possible negative trends in the craft and western retail markets. In addition, our customers may change their preferences to products other than ours, or they may not accept new products as we introduce them.
- The Company currently buys in 22 countries around the world. War, terrorism, changes in the internal affairs or international relations of these countries (such as events that might affect their Most Favored Nation status with the United States of America) and other uncertainties can disrupt our purchases from abroad.
- We might fail to realize the anticipated benefits of the acquisition of the assets of Tandy Leather, the opening of Tandy Leather retail stores or other retail initiatives might not be successful.
- Tax or interest rates might increase. In particular, interest rates are likely to increase at some point from their present low levels. These increases will increase our costs of borrowing funds as needed in our business.
- Other uncertainties, which are difficult to predict and many of which are beyond the control of the Company, may occur as well.

The  Company  does  not  intend  to  update  forward-looking  statements.

                                THE LEATHER FACTORY, INC.

                                        FORM 10-Q

                       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                    TABLE OF CONTENTS
                                    -----------------



                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     June 30, 2002 and December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . .4

    Consolidated Statements of Income
     Three and six months ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . 5

    Consolidated Statements of Cash Flows
     Six months ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . 6

    Consolidated Statements of Stockholders' Equity
     Six months ended June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . 7

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .8

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . 12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . 17

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .17

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 18


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19



                                     THE LEATHER FACTORY, INC.
                                    CONSOLIDATED BALANCE SHEETS



                                                                        June 30,     December 31,
                                                                          2002           2001
                                                                      -----------   --------------
                                                                      (UNAUDITED)
                                                                      -----------   --------------

ASSETS
CURRENT ASSETS:
  Cash                                                                $   187,696   $     409,040
  Cash restricted for payment on revolving credit facility                454,531         491,729
  Accounts receivable-trade, net of allowance for doubtful accounts
      of $180,000 and $191,000 in 2002 and 2001, respectively           2,608,314       2,297,953
  Inventory                                                             9,543,495       9,054,269
  Deferred income taxes                                                   178,680         128,111
  Other current assets                                                    960,227         479,390
                                                                      -----------   -------------
    Total current assets                                               13,932,943      12,860,492
                                                                      -----------   -------------

PROPERTY AND EQUIPMENT, at cost                                         4,448,856       4,201,368
  Less-accumulated depreciation and amortization                       (3,078,024)     (2,858,869)
                                                                       ----------      ----------
    Property and equipment, net                                         1,370,832       1,342,499

GOODWILL, net of accumulated amortization of $738,000
  and $1,583,000 in 2002 and 2001, respectively                           611,724       4,535,412
OTHER INTANGIBLES, net of accumulated amortization of
  $89,000 and $66,000, in 2002 and 2001, respectively                     486,159         476,908
OTHER assets                                                              298,993         333,012
                                                                      -----------     -----------
                                                                      $16,700,651     $19,548,323
                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $ 1,894,202     $ 1,303,596
  Accrued expenses and other liabilities                                1,261,558       1,171,152
  Income taxes payable                                                     57,511          52,662
  Notes payable and current maturities of long-term debt                3,328,954       4,527,904
                                                                      -----------    ------------
    Total current liabilities                                           6,542,225       7,055,314
                                                                      -----------    ------------

DEFERRED INCOME TAXES                                                      82,354          61,647

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                 5,552           7,691

COMMITMENTS AND CONTINGENCIES                                                   -               -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value; 20,000,000
      Shares authorized, none issued or outstanding                             -               -
  Common stock, $0.0024 par value; 25,000,000 shares
      authorized, 10,064,161 and 9,991,161 shares issued
      and outstanding at 2002 and 2001, respectively                       24,154          23,979
  Paid-in capital                                                       4,106,828       4,030,508
  Retained earnings                                                     6,020,708       8,478,187
  Less: Notes receivable - secured by common stock                        (47,303)        (71,939)
  Accumulated other comprehensive loss                                    (33,867)        (37,064)
                                                                      -----------     ------------
    Total stockholders' equity                                         10,070,520      12,423,671
                                                                      -----------     -----------
                                                                      $16,700,651     $19,548,323
                                                                      ===========     ===========

The  accompanying  notes  are  an  integral  part of these financial statements.


                                      THE LEATHER FACTORY, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)
                          THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                         THREE MONTHS            SIX MONTHS
                                                         ------------            ----------

                                                     2002         2001         2002         2001
NET SALES                                         $10,052,036  $9,359,893  $20,255,987   $18,732,506

COST OF SALES                                       4,616,410   4,381,098    9,451,766     8,869,495
                                                   ----------  ----------  -----------   -----------
    Gross profit                                    5,435,626   4,978,795   10,804,221     9,863,011

OPERATING EXPENSES                                  4,224,477   3,802,056    8,399,613     7,710,932
                                                    ---------   ---------   ----------     ---------
INCOME FROM OPERATIONS                              1,211,149   1,176,739    2,404,608     2,152,079

OTHER EXPENSE:
  Interest expense                                     47,442     124,614      137,311       273,207
  Other, net                                           10,266       4,351       26,621        11,641
                                                    ---------   ---------    ---------     ---------
    Total other expense                                57,708     128,965      163,932       284,848
                                                    ---------   ---------    ---------     ---------

INCOME BEFORE INCOME TAXES and CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            1,153,441   1,047,774    2,240,676     1,867,231

PROVISION FOR INCOME TAXES                            361,394     425,864      689,324       748,037
                                                    ---------   ---------    ---------     ---------

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                        792,047     621,910    1,551,352     1,119,194

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF INCOME TAXES                   -           -   (4,008,831)            -
                                                  -----------  ----------  -----------   -----------

NET INCOME                                        $   792,047  $  621,910  $(2,457,479)  $ 1,119,194
                                                  ===========  ==========  ===========   ===========


NET INCOME PER COMMON SHARE - BASIC:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                         $      0.08  $     0.06  $      0.15   $      0.11
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET                                            -           -        (0.40)            -
                                                  -----------  ----------  -----------   -----------

  NET INCOME PER COMMON SHARE                     $      0.08  $     0.06  $     (0.25)  $      0.11
                                                  ===========  ==========  ===========   ===========

NET INCOME PER COMMON SHARE - ASSUMING DILUTION:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                         $      0.07  $     0.06  $      0.14   $      0.11
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET                                            -           -        (0.37)            -
                                                  -----------  ----------  -----------   -----------

  NET INCOME PER COMMON SHARE-DILUTED             $      0.07  $     0.06  $     (0.23)  $      0.11
                                                  ===========  ==========  ===========   ===========

The  accompanying  notes  are  an  integral  part of these financial statements.

                                    THE LEATHER FACTORY, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (UNAUDITED)
                             SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                           2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $(2,457,479)  $ 1,119,194
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities-
     Depreciation & amortization                                           242,534       360,862
     Amortization of deferred financing costs                               37,038        26,823
     Other                                                                 (30,743)      (12,629)
    Cumulative effect of change in accounting principle                  4,008,831             -
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                     (310,362)     (469,559)
       Inventory                                                          (390,018)      212,740
       Income taxes                                                          4,849         1,170
       Other current assets                                               (480,041)      102,209
       Accounts payable                                                    590,605       454,403
       Accrued expenses and other liabilities                               90,406      (345,430)
                                                                       -----------     ---------
     Total adjustments                                                   3,763,099       330,589
                                                                       -----------     ---------
      Net cash provided by operating activities                          1,305,620     1,449,783
                                                                       -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (232,810)     (531,759)
  Payments in connection with businesses acquired                         (227,747)            -
  Increase in other assets                                                  (3,648)       (1,481)
                                                                       -----------     ----------
      Net cash used in investing activities                               (464,205)     (533,240)
                                                                       -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in revolving credit loans                                (1,177,152)   (1,188,008)
  Proceeds from notes payable and long-term debt                                 -        18,676
  Payments on notes payable and long-term debt                             (23,936)      (50,528)
  Change in cash restricted for payment on revolving credit facility        37,198       (22,144)
  Payments received on notes secured by common stock                        24,636        15,633
  Proceeds from issuance of common stock                                    76,495        75,974
                                                                        ----------    ----------
      Net cash used in financing activities                             (1,062,759)   (1,150,397)
                                                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH                                           (221,344)     (233,854)

CASH, beginning of period                                                  409,040       234,141
                                                                       -----------   ----------
CASH, end of period                                                    $   187,696   $       287
                                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                      $   106,843   $   250,536
  Income taxes paid during the period, net of (refunds)                $   732,091   $   571,601

The  accompanying  notes  are  an  integral  part of these financial statements.


                                              THE LEATHER FACTORY, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)
                                       SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                            Common Stock                                    Notes        Accumulated
                                        --------------------                              Receivable       Other
                                          Number       Par     Paid-in      Retained      secured by     Cumulative
                                        of shares     value    capital      Earnings     common stock       Loss
BALANCE, December 31, 2000               9,908,161   $23,780  $3,946,608  $ 6,471,754   $    (120,339)  $   (26,166)

  Payments on notes receivable -
       secured by common stock                   -         -           -            -          15,633             -

  Shares issued - employee
       Stock options exercised              73,000       175      75,799            -               -             -

  Net Income                                     -         -           -    1,119,194               -             -

  Translation adjustment                         -         -           -            -               -        (4,050)
                                        ----------   -------  ----------  -----------   -------------   -----------

BALANCE, June 30, 2001                   9,981,161   $23,955  $4,022,407  $ 7,590,948   $    (104,706)  $   (30,216)
                                        ==========   =======  ==========  ===========   =============   ===========



BALANCE, December 31, 2001               9,991,161   $23,979  $4,030,508  $ 8,478,187   $     (71,939)  $   (37,064)

  Payments on notes receivable -
       secured by common stock                   -         -           -            -          24,636             -

  Shares issued - employee
       Stock options exercised              73,000       175      76,320            -               -             -

  Net Loss                                       -         -           -   (2,457,479)              -             -

  Translation adjustment                         -         -           -            -               -         3,197
                                        ----------   -------  ----------  -----------   -------------   -----------
BALANCE, June 30, 2002                  10,064,161   $24,154  $4,106,828  $ 6,020,708   $     (47,303)  $   (33,867)
                                        ==========   =======  ==========  ===========   =============   ===========



                                                        Comprehensive
                                            Total       Income (Loss)
BALANCE, December 31, 2000             $   10,295,637

  Payments on notes receivable -
       secured by common stock                 15,633

  Shares issued - employee
       Stock options exercised                 75,974

  Net Income                                1,119,194      1,119,194

  Translation adjustment                       (4,050)        (4,050)
                                       --------------     ----------
BALANCE, June 30, 2001                 $   11,502,388
                                       ==============
  Comprehensive income for
   the six months ended June 30, 2001                      $1,115,144
                                                           ==========



BALANCE, December 31, 2001             $   12,423,671

  Payments on notes receivable -
       secured by common stock                 24,636

  Shares issued - employee
       Stock options exercised                 76,495

  Net Loss                                 (2,457,479)    (2,457,479)

  Translation adjustment                        3,197          3,197
                                       --------------    -----------
BALANCE, June 30, 2002                 $   10,070,520
                                       ==============
  Comprehensive income for the
   six months ended June 30, 2002                        $(2,454,282)
                                                         ===========

The  accompanying  notes  are  an  integral  part  of these financial statements

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly its financial position as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statements and disclosures contained in the Company's 2001 Annual Report on Form 10-K ("Annual Report").

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


2.  INVENTORY

The  components  of  inventory  consist  of  the  following:


                                            AS OF
                                   -------------------------
                                    JUNE 30,    DECEMBER 31,
                                      2002          2001
                                   ----------  -------------
Finished goods held for sale       $8,631,280  $   8,025,845
Raw materials and work in process     912,215      1,028,424
                                   ----------  -------------
                                   $9,543,495  $   9,054,269
                                   ==========  =============

3.  EARNINGS  PER  SHARE
The following table sets forth the computation of basic and diluted earnings per share ("EPS"):


                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                         2002         2001          2002         2001
                                                      -----------  -----------  ------------  -----------
Numerator:
  Net  income                                         $   792,047  $   621,910  $(2,457,479)  $ 1,119,194
                                                      -----------  -----------  -----------   -----------
  Numerator for basic and diluted earnings per share      792,047      621,910   (2,457,479)    1,119,194

Denominator:
  Weighted-average shares outstanding-basic            10,041,018    9,971,952   10,021,476     9,960,785

Effect of dilutive securities:
  Stock options                                           503,871      159,819      496,061       126,122
  Warrants                                                254,741      198,045      252,355       180,368
                                                      -----------  -----------  -----------   -----------
Dilutive potential common shares                          758,612      357,864      748,416       306,490
                                                      -----------  -----------  -----------   -----------

  Denominator for diluted earnings per share-
  weighted-average shares                              10,799,630   10,329,816   10,769,892    10,267,275
                                                      ===========   ==========   ==========    ==========

  Basic earnings per share                            $      0.08  $      0.06  $     (0.25)  $      0.11
                                                      ===========  ===========  ===========   ===========

  Diluted earnings per share                          $      0.07  $      0.06  $     (0.23)  $      0.11
                                                      ===========  ===========  ===========   ===========


The net effect of converting stock options to purchase 1,126,000 and 688,000 of common stock at option prices less than the average market prices has been included in the computation of diluted EPS for the three and six month periods ended June 30, 2002 and 2001, respectively.


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


                                          THE LEATHER     TANDY LEATHER     ROBERTS,
                                            FACTORY          COMPANY      CUSHMAN & CO      TOTAL
                                        ---------------  ---------------  -------------  ------------
FOR THE QUARTER ENDED JUNE 30, 2002
Net Sales                               $    7,700,422   $    1,814,310   $     537,304  $10,052,036
Gross Profit                                 4,175,742        1,079,238         180,646    5,435,626
Operating earnings                           1,018,799           97,536          94,814    1,211,149
Interest expense                               (47,253)            (189)              -      (47,442)
Other, net                                     (10,134)            (132)              -      (10,266)
                                                                                         -----------
Income before income taxes                     961,412           97,215          94,814    1,153,441
                                                                                         -----------
     Depreciation and amortization              88,219           28,159           3,163      119,541
     Fixed asset additions                      56,840           77,390             958      135,188
     Total assets                       $   12,912,434   $    2,999,716   $     788,501  $16,700,651
                                        ==============   ==============   =============  ===========

FOR THE QUARTER ENDED JUNE 30, 2001
Net Sales                               $    7,015,765   $    1,787,525   $     556,603  $ 9,359,893
Gross Profit                                 3,783,271        1,003,657         191,867    4,978,795
Operating earnings                           1,057,274           74,144          45,321    1,176,739
Interest expense                              (124,614)               -               -     (124,614)
Other, net                                      (4,074)            (277)              -       (4,351)
                                                                                         ------------
Income before income taxes                     928,586           73,867          45,321    1,047,774
                                                                                         ------------
     Depreciation and amortization             125,691           18,723          38,190      182,604
     Fixed asset additions                      78,044                -             485       78,529
     Total assets                       $   11,970,568   $    2,744,853   $   5,066,000  $19,781,421
                                        ==============   ==============   =============  ===========


                                        THE LEATHER       TANDY LEATHER      ROBERTS,
                                           FACTORY           COMPANY       CUSHMAN & CO     TOTAL
                                        --------------   --------------   -------------  -----------
FOR THE SIX MONTHS ENDED JUNE 30, 2002
Net Sales                               $   15,524,939   $    3,692,183   $   1,038,865  $20,255,987
Gross Profit                                 8,302,614        2,152,817         348,790   10,804,221
Operating earnings                           1,994,526          239,037         171,045    2,404,608
Interest expense                              (136,908)            (403)              -     (137,311)
Other, net                                     (25,988)            (633)              -      (26,621)
                                                                                         -----------
Income before income taxes                   1,831,630          238,001         171,045    2,240,676
                                                                                         -----------
     Depreciation and amortization             221,165           51,862           6,545      279,572
     Fixed asset additions                     128,369          102,903           1,538      232,810
     Total assets                       $   12,912,434   $    2,999,716   $     788,501  $16,700,651
                                        ==============   ==============   =============  ===========

FOR THE SIX MONTHS ENDED JUNE 30, 2001
Net Sales                               $   14,119,557   $    3,562,641   $   1,050,308  $18,732,506
Gross Profit                                 7,547,690        1,981,967         333,354    9,863,011
Operating earnings                           2,060,975           54,481          36,623    2,152,079
Interest expense                              (273,207)               -               -     (273,207)
Other, net                                     (11,518)            (123)              -      (11,641)
                                                                                         -----------
Income before income taxes                   1,776,250           54,358          36,623    1,867,231
                                                                                         -----------
     Depreciation and amortization             273,735           37,584          76,366      387,685
     Fixed asset additions                     358,120          172,434           1,205      531,759
     Total assets                       $   11,970,568   $    2,744,853   $   5,066,000  $19,781,421
                                        ==============   ==============   =============  ===========



Net  sales  for  geographic  areas  was  as  follows:

                              QUARTER ENDED JUNE 30,
                                2002         2001
                             -----------  -----------
United States                $ 9,448,686  $ 8,719,941
All other countries              603,350      639,952
                             -----------  -----------
                             $10,052,036  $ 9,359,893
                             ===========  ===========

                            SIX MONTHS ENDED JUNE 30,
                                 2002         2001
                             -----------  -----------
United States                $19,111,120  $17,516,958
All other countries            1,144,867    1,215,548
                             -----------  -----------
                             $20,255,987  $18,732,506
                             ===========  ===========


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

A summary of changes in the Company's goodwill during the six month period ended June 30, 2002 as follows:



                  JANUARY 1,   ACQUISITIONS &                JUNE 30,
                     2002       ADJUSTMENTS    IMPAIRMENTS     2002
                  -----------  --------------  ------------  --------
Leather Factory   $   332,630       $   4,078            -   $336,708
Tandy Leather         193,951          81,065            -    275,016
Roberts, Cushman    4,008,831               -  $(4,008,831)         -
                  -----------  --------------  ------------  --------
Total             $ 4,535,412       $  85,143  $(4,008,831)  $611,724
                  ===========  ==============  ===========   ========

As of June 30, 2002 and December 31, 2001, the Company's intangible assts and related accumulated amortization consisted of the following:


                                 AS OF JUNE 30, 2002
                                 -------------------
                                  ACCUMULATED
                         GROSS    AMORTIZATION     NET
                        --------  -------------  --------
Trademarks, Copyrights  $542,744  $      83,919  $458,825
Non-Compete Agreements    32,000          4,666    27,334
                        --------  -------------  --------
                        $574,744  $      88,585  $486,159
                        ========  =============  ========


                               AS OF DECEMBER 31, 2001
                               -----------------------
                                  ACCUMULATED
                         GROSS    AMORTIZATION     NET
                        --------  -------------  --------
Trademarks, Copyrights  $542,744  $      65,836  $476,908
                        ========  =============  ========


The Company recorded amortization expense of $12,027 during the second quarter of 2002 compared to $1,306 during the second quarter of 2001. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:


       LEATHER   TANDY
       FACTORY   LEATHER   CUSHMAN    TOTAL
      --------  --------  --------  -------
2002  $  5,836  $ 40,337  $      0  $46,173
2003     5,809    41,004         0   46,813
2004     5,809    41,004         0   46,813
2005     5,809    31,004         0   36,813
2006     5,809    30,339         0   36,148

During  2002,  the  Company  acquired  the  following  intangible  assets:



                                      AMORTIZATION PERIOD
                                      -------------------
Non-Compete Agreements  $   32,000          3 years

The 2001 results on a historical basis do not reflect the provision of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:


                                      THREE MONTHS ENDED JUNE 30, 2001
                               -----------------------------------------------
                                               EARNINGS PER    EARNINGS PER
                                NET INCOME    SHARE - BASIC   SHARE - DILUTED
                               -------------  --------------  ----------------
Reported net income            $     621,910  $         0.06  $           0.06
Addback goodwill amortization         61,002            0.01              0.01
                               -------------  --------------  ----------------
Adjusted net income            $     682,912  $         0.07  $           0.07
                               =============  ==============  ================



                                     SIX MONTHS ENDED JUNE 30, 2001
                               -----------------------------------------------
                                               EARNINGS PER    EARNINGS PER
                                NET INCOME    SHARE - BASIC   SHARE - DILUTED
                               -------------  --------------  ----------------
Reported net income            $   1,119,194  $         0.11  $           0.11
Addback goodwill amortization        112,284            0.01              0.01
                               -------------  --------------  ----------------
Adjusted net income            $   1,231,478  $         0.12  $           0.12
                               =============  ==============  ================


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

Leather Factory, founded in 1980 by Wray Thompson and Ron Morgan, is the premier distributor of leather products to customers worldwide. Products are distributed primarily through 29 sales units located in twenty states and Canada. Products include leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, shoe repair supplies, saddle and tack hardware, and do-it-yourself kits.

Tandy, which was acquired in November 2000, is the most recognized supplier in the leathercraft industry. From its founding in 1919, Tandy has been the primary resource for leathercrafters world wide. Products include quality tools, leather, accessories, kits and teaching materials and are distributed through nine company-owned retail stores and its central distribution facility.

Cushman, whose origins date back to the mid-1800's, custom designs and manufactures a product line of decorative hat trims for headwear manufacturers.

                              RESULTS OF OPERATIONS
                              ---------------------

The following tables present selected financial data of each of the Company's three segments:


               QUARTER ENDED JUNE 30, 2002         QUARTER ENDED JUNE 30, 2001
               ---------------------------         ---------------------------
                                OPERATING                            OPERATING
                     SALES       INCOME                   SALES       INCOME
                  -----------  ----------               ----------  ----------
Leather Factory   $ 7,700,422  $1,018,799               $7,015,765  $1,057,274
Tandy               1,814,310      97,536                1,787,525      74,144
Cushman               537,304      94,814                  556,603      45,321
                  -----------  ----------               ----------  ----------
Total Operations  $10,052,036  $1,211,149               $9,359,893  $1,176,739
                  ===========  ==========               ==========  ==========



        SIX MONTHS ENDED JUNE 30, 2002          SIX MONTHS ENDED JUNE 30, 2001
        ------------------------------          ------------------------------
                                OPERATING                            OPERATING
                     SALES       INCOME                   SALES       INCOME
                  -----------  ----------              -----------  ----------
Leather Factory   $15,524,939  $1,994,526              $14,119,557  $2,060,975
Tandy               3,692,183     239,037                3,562,641      54,481
Cushman             1,038,865     171,045                1,050,308      36,623
                  -----------  ----------              -----------  ----------
Total Operations  $20,255,987  $2,404,608              $18,732,506  $2,152,079
                  ===========  ==========              ===========  ==========


Consolidated net sales for the quarter ended June 30, 2002 increased $692,000, or 7.4%, compared to the same period in 2001. Leather Factory's sales contributed $684,000 to the increase with gains in sales to retail customers and small manufacturers. Tandy added $27,000 while Cushman's sales were down $19,000. Operating income increased $34,000 for the quarter ended 2002 compared to the quarter ended 2001. The increase in Tandy's operating income contributed $23,000. Cushman contributed $49,000 to the increase while Leather Factory's operating income was down $38,000.

Consolidated net sales for the six months ended June 30, 2002 increased $1,523,000, or 8.1%, compared to the same period in 2001. Leather Factory contributed $1,405,000 to the increase. Tandy added $129,000 in increased sales and Cushman's sales were down $11,000. Operating income increased $252,000 for the first half of 2002 over the first six months of 2001. Tandy's increased operating income contributed $184,000; Cushman contributed $134,000 to the increase while Leather Factory's operating income was down for the year by $66,000.


                                                                                     % OF NET SALES
                                                                                   THREE MONTHS ENDED
                                                                                        JUNE  30,       CHANGE IN $ AND %
                                                                                   ------------------  --------------------
                                                                                      2002     2001     $CHANGE   % CHANGE
                                                                                     -------  -------  ---------  ---------
Net sales                                                                            100.00%  100.00%  $692,143       7.39%
Cost of sales                                                                         45.93    46.81    235,312       5.37
                                                                                     ------   ------    -------       -----
Gross profit                                                                          54.07    53.19    456,831       9.18
Operating expenses                                                                    42.03    40.62    422,421      11.11
                                                                                     ------   ------    -------      ------
Income from operations                                                                12.04    12.57     34,410       2.92
Interest expense and other                                                             0.57     1.38    (71,257)    (55.25)
                                                                                     ------   ------    -------     -------
Income before income taxes and cumulative effect of change in accounting principle    11.47    11.19    105,667      10.08
Income tax provision                                                                   3.60     4.55    (64,470)    (15.14)
                                                                                     ------   ------    -------     -------
Net income before cumulative effect of change in accounting principle                  7.87     6.64    170,137      27.36
Cumulative effect of change in accounting principle                                       -        -          -          -
                                                                                     ------   ------    -------     -------
Net income (loss)                                                                      7.87%    6.64%  $170,137      27.36%
                                                                                     ======   ======   ========     =======


                                                                                     % OF NET SALES
                                                                                     SIX MONTHS ENDED
                                                                                         JUNE  30,        CHANGE  IN  $  AND  %
                                                                                     -----------------  -----------------------
                                                                                       2002     2001      $CHANGE     % CHANGE
                                                                                     --------  -------  ------------  ---------
Net sales                                                                             100.00%  100.00%  $ 1,523,481       8.13%
Cost of sales                                                                          46.66    47.35       582,271       6.56
                                                                                     --------  -------  -----------   ---------
Gross profit                                                                           53.34    52.65       941,210       9.54
Operating expenses                                                                     41.47    41.16       688,681       8.93
                                                                                     --------  -------  -----------   ---------
Income from operations                                                                 11.87    11.49       252,529      11.73
Interest expense and other                                                              0.81     1.52      (120,916)    (42.45)
                                                                                     --------  -------  ------------  ---------
Income before income taxes and cumulative effect of change in accounting principle     11.06     9.97       373,445      20.00
Income tax provision                                                                    3.40     3.99       (58,713)     (7.85)
                                                                                     --------  -------  ------------  ---------
Net income before cumulative effect of change in accounting principle                   7.66     5.98       432,158      38.61
Cumulative effect of change in accounting principle                                   (19.79)       -    (4,008,831)        N/A
                                                                                     --------  -------  ------------  ---------
Net income (loss)                                                                    (12.13%)    5.98%  $(3,576,673)  (319.58%)
                                                                                     ========  =======  ===========   =========


LEATHER  FACTORY  OPERATIONS

Net sales from Leather Factory's 29 sales/distribution units increased 9.8% for the second quarter of 2002. The two units opened in the third quarter of 2001 contributed 28.0% of the sales increase. Same store sales increased 7.0% over the second quarter of 2001.

The following table presents TLF's sales mix by customer categories for the quarters ended June 30, 2002 and 2001:



                                                                                                  QUARTER ENDED
CUSTOMER GROUP                                                                                   6/30/02   6/30/01
--------------                                                                                   -------   -------
  RETAIL (end users, consumers, individuals)                                                         18%       16%
  INSTITUTION (prisons, prisoners, hospitals, schools, YMCA, Boy Scouts, etc.)                        8%       10%
  WHOLESALE (saddle & tack stores, resellers & distributors, shoe repair shops, dealers, etc.)       34%       34%
  CRAFT (craft and fabric stores)                                                                    25%       28%
  MIDAS (small manufacturers)                                                                         8%        5%
  ASC (Authorized Sales Centers)                                                                      7%        7%
                                                                                                 -------   -------
                                                                                                    100%      100%
                                                                                                 =======   =======

As the table indicates, Leather Factory's sales mix this quarter varied little from the same quarter in 2001. Sales to all customer groups, with the exception of institutional, increased in dollars over the second quarter of 2001. The institutional business has been softer over the past six to nine months due primarily to the additional security restrictions put in place at many prisons after September 11th that have hindered purchases of hobbycrafts.


Operating income for Leather Factory decreased $38,600 or 3.6% of sales for the current quarter compared to 2001. Operating expenses as a percentage of sales were 41.0% compared to 38.8% a year ago. Personnel and related costs account for the majority of the increase as the number of employees has increased 5% over the past year. Increased advertising costs have also contributed to the increase in operating expenses.

TANDY  LEATHER  OPERATIONS

Net sales for Tandy, which consisted of six retail stores and a central distribution center as of June 30, 2002, increased 1.5% for the second quarter of 2002 over the same quarter last year. The six retail stores opened so far this year added $517,400 in sales while the central distribution center's sales decreased by $490,600 for the quarter. This decrease reflects a policy decision to distribute orders received by the central distribution center to the Tandy retail stores. Management believes that this will speed delivery of goods with lower freight charges and increased customer satisfaction and loyalty through interaction with store personnel.

Effective April 1, 2002, a change of software allows Tandy to track its sales mix in a similar fashion as that of Leather Factory. The following table presents Tandy's sales mix by customer categories for the quarter ended June 30, 2002:




                                                                                                QUARTER ENDED
CUSTOMER GROUP                                                                                        6/30/02
--------------                                                                                  -------------
  RETAIL (end users, consumers, individuals)                                                               57%
  INSTITUTION (prisons, prisoners, hospitals, schools, YMCA, Boy Scouts, etc.)                             17%
  WHOLESALE (saddle & tack stores, resellers & distributors, shoe repair shops, dealers, etc.)             16%
  CRAFT (craft and fabric stores)                                                                           *
  MIDAS (small manufacturers)                                                                               1%
  ASC (Authorized Sales Centers)                                                                            9%
                                                                                                --------------
                                                                                                          100%
                                                                                                ==============

     *  less  than  1%

Tandy's institutional business is down, primarily as a result of the decrease in orders from summer camps. We believe the decline is attributable to decreased camp attendance by young campers in the wake of parental concerns about traveling.

Operating income for Tandy increased $23,500 in the current quarter as a result of an increase in gross profit margin of 3.65% or $75,500, offset somewhat by an increase in operating expenses of $52,000. Tandy's operating expenses were 54.55% of sales for the quarter ended June 30, 2002 compared to 52.01% for the same quarter last year. The increase is the result of the new stores opening (resulting in a 40% increase in Tandy personnel, plus additional rents, telephone service, etc.) that was partially offset by lower shipping costs. As more retail stores are opened, we believe that "over the counter" sales will increase as mail order sales decrease, thereby continuing the reduction of freight costs to ship product to customers.

Tandy has opened (or has announced plans to open) retail stores in the following locations during 2002:




City, State              Month Opened  Sq Footage
-----------------------  ------------  ----------

Oklahoma City, Oklahoma  January 2002       3,160
Boise, Idaho             March 2002         1,800
Sacramento, California   June 2002          1,600
Hartford, Connecticut    May 2002           1,200
Salt Lake City, Utah     June 2002          1,750
Fort Worth, Texas        July 2002          3,000
Austin, Texas **         June 2002          3,800
Dallas, Texas            August 2002        1,700
Albuquerque, New Mexico  August 2002        1,764
Las Vegas, Nevada        August 2002        1,350

 **  converted  from  Leather  Factory  distribution  unit

CUSHMAN  OPERATIONS

Net sales for Cushman decreased $19,000 for the second quarter of 2002, a reduction of 3.5%. The gross profit margin also dropped by slightly less than 1% for the quarter; however, the year-to-date margin is almost 2% higher than last year. We made several one-time sales in the second quarter of 2001 at an unusually high gross margin that were not repeated in the current quarter, thus explaining the slight sales decrease and gross profit margin fluctuation this quarter.

Operating income for Cushman increased $49,500. The adoption of SFAS 142 (eliminating the amortization of goodwill beginning in 2002) produced $30,000 of the increase. Shipping decreased slightly due to the reduction in sales, and personnel costs were down as well due to the slight decrease in the number of employees for the quarter ended June 30, 2002 compared to June 30, 2001.


CAPITAL  RESOURCES,  LIQUIDITY  AND  FINANCIAL  CONDITION
---------------------------------------------------------

The change in accounting principle discussed above had significant effects on our consolidated balance sheet at June 30, 2002. Total goodwill was reduced from $4,535,412 at the end of 2001 to $611,724. This reduction was the principal cause of the reduction in total assets from $19,548,323 at the end of 2001 to $16,700,651 at the end of the second quarter of 2002 (a reduction of 14.6%). Total stockholders' equity was reduced from $12,423,671 at December 31, 2001 to $10,070,520 at June 30, 2002 (a reduction of 18.9%). This reduction was also attributable to the change in accounting principle, but the effect was partially offset by operating results from the first half of this year.

The Company's investment in accounts receivable was $2.6 million at June 30, 2002, up $310,000 from $2.3 million at year-end 2001. The average days to collect accounts improved from 46.4 days in the second quarter of 2001 to 44.3 days in the second quarter of 2002. Tandy's average days to collect experienced the most improvement, from 55.8 days in 2001 to 38.9 days for the current quarter of 2002.

Inventory increased $489,000 to $9.5 million at June 30, 2002 from $9.1 million at year-end 2001. Inventory turnover increased to an annualized rate of 4.36 times for the first six months of 2002, an improvement over the turnover rate of
4.12  times  for  the  first  six months of 2001 and 4.08 times for all of 2001.

Other current assets increased $481,000 to $960,000 at June 30, 2002 from $479,000 at year-end 2001 and consisted of the following:


                                          June 30,   December 31,
                                            2002         2001
                                          ---------  -------------
Accounts receivable - employees           $  14,057  $      40,550
Accounts receivable - other                  91,763         29,546
Prepaid insurance                           188,872              -
Prepaid expenses - advertising and other    478,399        349,242
Downpayments on Fort Worth remodel project  127,420              -
Other                                        59,716         60,052
                                          ---------  -------------
                                          $ 960,227  $     479,390
                                          =========  =============


The Fort Worth complex houses our corporate and administrative offices as well as our central Leather Factory warehouse and factory, and Tandy's central distribution center (call center and warehouse). We have negotiated a new agreement with the landlord extending the lease term through March 2013. In conjunction with the new agreement, we have begun a remodeling project to consolidate Leather Factory and Tandy's warehouses, to relocate the factory in closer proximity to the warehouse, and to remodel the Fort Worth Leather Factory store into a more retail-oriented presentation. We estimate the total cost of the project to be $500,000 to $600,000. As of June 30, 2002, we had paid
$127,420 as downpayments on renovations. The project is expected to be completed by the end of 2002.

Notes payable and current maturities of long-term debt decreased from $4,527,904 at the end of 2001 to $3,328,954 at June 30, 2002. Accounts payable increased $591,000 to $1.9 million at the end of the second quarter, due primarily to the increase in inventory. The Company's current ratio improved from 1.82 at December 31, 2001 to 2.13 at June 30, 2002.

The primary sources of liquidity and capital resources during the first half of 2002 were funds provided by operating activities in the amount of $1,305,000 and the Company's Credit and Security Agreement with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"). The Company used its operating cash flow and additional funds on hand at the beginning of the quarter to pay down loan balances ($1,201,088), purchase equipment ($232,810), purchase the assets of two existing leathercraft stores ($227,747).

Approximately 27% of the 2002 capital spending was for computer equipment, software, and fixtures for the new Tandy retail stores, 17% was for Tandy's new point-of-sale software, 16% was for inventory scanning equipment for the existing Leather Factory stores, 26% was for various computer workstation and software upgrades in existing locations and departments, and 14% was for various furniture and fixtures.

The revolving credit facility with Wells Fargo is based upon the level of the Company's accounts receivable and inventory. At June 30, 2002, the available and unused portion of the credit facility was approximately $3,201,000.

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


PART  II.  OTHER  INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On May 23, 2002, the Annual Meeting of the Stockholders of the Company was held in the Superbowl Room at the Wyndham Hotel, Arlington, Texas to consider and act on the election of the following individuals to serve as directors until the Company's 2003 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

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

The following table shows the votes cast for and against, as well as those that abstained from voting, the election of these individuals as directors of the
Company:


                         For     Against  Abstaining
                      ---------  -------  ----------
Shannon L. Greene     8,926,606    4,979       2,500
Joseph R. Mannes      8,926,606    4,979       2,500
H.W. "Hub" Markwardt  8,926,522    5,063       2,500
Michael A. Markwardt  8,926,606    4,979       2,500
Robin L. Morgan       8,926,522    5,063       2,500
Ronald C. Morgan      8,926,606    4,979       2,500
Anthony C. Morton     8,926,606    4,979       2,500
Wray Thompson         8,926,606    4,979       2,500
William M. Warren     8,926,606    4,979       2,500


The Company's proxy statement dated April 23, 2002, for the 2002 Annual Meeting of Stockholders, provided detailed information about this meeting and the action to be taken there.

ITEM  5.  OTHER  INFORMATION

On June 17, 2002, Wray Thompson, the Company's Chairman of the Board and Chief Executive Officer, and Sally Thompson, his wife, entered into an Option Agreement with Arlington National Bank, as Trustee of The Leather Factory, Inc. Employee Stock Ownership Plan and Trust ("ESOP), pursuant to which the ESOP trustee, in its discretion, may purchase from Mr. and Mrs. Thompson up to 200,000 shares of the Company's common stock at an exercise price equal to the average of the closing trade price of the stock on the American Stock Exchange over the previous seven days (disregarding days on which the exchange is not open for trading); provided, however, the exercise price shall not exceed the trade price for the Company's common stock for the second trade on the American Stock Exchange on the day of exercise of the option. However, no shares will be sold under the Option Agreement if the exercise price (computed in the manner provided in the preceding sentence) is less than $2.75 per share.

The option term is for one year, but Mr. and Mrs. Thompson may terminate the option after December 31, 2002 if the trustee has not purchased at least 75,000 shares pursuant to the Option Agreement. Earlier, Mr. Thompson filed an amendment to his previously filed Schedule 13D disclosing this matter.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

     None

(b)  Reports  on  Form  8-K
     ----------------------

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          THE  LEATHER  FACTORY,  INC.
                    (Registrant)


Date:  August  13,  2002               By:   /s/  Wray  Thompson
                                             -------------------
                                             Wray  Thompson
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:  August  13,  2002               By:   /s/  Shannon  L.  Greene
                                             ------------------------
                                             Shannon  L.  Greene
                                             Chief Financial Officer and
                                             Treasurer (Chief  Accounting
                                             Officer)


-----------------------------------------------------------

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbane-Oxley Act of 2002 and only to the extent required by that provision, the undersigned certify that this report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that all information contained in this report fairly presents in all material respects the financial condition and results of operations of the issuer.

Date:  August  13,  2002

                    /s/ Wray Thompson
                   ------------------
                    Wray  Thompson,  Chief  Executive  Officer


                    /s/ Shannon L. Greene
                    ---------------------
                    Shannon  L.  Greene,  Chief  Financial  Officer


-----------------------------------------------------------