Form 10-Q
period 2002-09-30
LEATHER FACTORY INC
filed 2002-11-05
CIK 909724

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  2002
or
[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X    No
                                     ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                          Shares outstanding as of October 31, 2002
------------------------------         -----------------------------------------
Common Stock, par value $.0024 per share                   10,134,461

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS
                                -----------------

<BTB>

                                                                                                    PAGE NO.
                                                                                                   -------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
    September 30, 2002 and December 31, 2001                            ---------------------------------   3

    Consolidated Statements of Operations
     Three and nine months ended September 30, 2002 and 2001            ---------------------------------   4

    Consolidated Statements of Cash Flows
     Nine months ended September 30, 2002 and 2001                      ---------------------------------   5

    Consolidated Statements of Stockholders' Equity
      Nine months ended September 30, 2002 and 2001                     ---------------------------------   6

    Notes to Consolidated Financial Statements                          ---------------------------------   7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                ---------------------------------  13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk   ---------------------------------  20

PART II.  OTHER INFORMATION

  Item 4.  Controls and Procedures                                      ---------------------------------  20

   Item 6.  Exhibits and Reports on Form 8-K                            ---------------------------------  20


SIGNATURES                                                              ---------------------------------  21

<BTB>
                                      THE LEATHER FACTORY, INC.
                                     CONSOLIDATED BALANCE SHEETS



                                                                       September 30,    December 31,
                                                                           2002             2001
                                                                       -------------    ------------
                                                                        (UNAUDITED)
                                                                       -------------    ------------
ASSETS
CURRENT ASSETS:
  Cash                                                                $      112,100   $     409,040
  Cash restricted for payment on revolving credit facility                   486,637         491,729
  Accounts receivable-trade, net of allowance for doubtful accounts
      of $142,000 and $191,000 in 2002 and 2001, respectively              2,400,411       2,297,953
  Inventory                                                               10,375,786       9,054,269
  Prepaid income taxes                                                        78,232               -
  Deferred income taxes                                                      170,941         128,111
  Other current assets                                                       822,491         479,390
                                                                      --------------   --------------
    Total current assets                                                  14,446,598      12,860,492
                                                                      ---------------  --------------

PROPERTY AND EQUIPMENT, at cost                                            4,645,296       4,201,368
  Less-accumulated depreciation and amortization                          (3,193,698)     (2,858,869)
                                                                      --------------   --------------
    Property and equipment, net                                            1,451,598       1,342,499


GOODWILL, net of accumulated amortization of $733,000
  and $1,583,000 in 2002 and 2001, respectively                              607,898       4,535,412
OTHER INTANGIBLES, net of accumulated amortization of
  $100,000 and $66,000, in 2002 and 2001, respectively                       474,446         476,908
OTHER assets                                                                 710,840         333,012
                                                                      --------------   --------------
                                                                      $   17,691,380   $  19,548,323
                                                                      ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $    1,625,484   $   1,303,596
  Accrued expenses and other liabilities                                   1,416,078       1,171,152
  Income taxes payable                                                             -          52,662
  Notes payable and current maturities of long-term debt                   3,904,727       4,527,904
                                                                      --------------   --------------
    Total current liabilities                                              6,946,289       7,055,314
                                                                      ---------------  --------------

DEFERRED INCOME TAXES                                                         97,168          61,647

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                    3,917           7,691

COMMITMENTS AND CONTINGENCIES                                                      -               -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value; 20,000,000
      Shares authorized, none issued or outstanding                                -               -
  Common stock, $0.0024 par value; 25,000,000 shares
      authorized, 10,134,461 and 9,991,161 shares issued
      and outstanding at 2002 and 2001, respectively                          24,323          23,979
  Paid-in capital                                                          4,150,464       4,030,508
  Retained earnings                                                        6,554,800       8,478,187
  Less: Notes receivable - secured by common stock                           (45,653)        (71,939)
  Accumulated other comprehensive loss                                       (39,928)        (37,064)
                                                                      --------------   --------------
    Total stockholders' equity                                            10,644,006      12,423,671
                                                                      --------------   --------------
                                                                      $   17,691,380   $  19,548,323
                                                                      ==============   ==============

   The accompanying notes are an integral part of these financial statements.

<BTB>
                                                    THE LEATHER FACTORY, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                                   THREE MONTHS               NINE MONTHS
                                                                                   ------------               -----------
                                                                               2002           2001          2002         2001
NET SALES                                                                  $   9,484,730  $  9,198,401  $29,740,717   $27,930,907

COST OF SALES                                                                  4,396,332     4,586,827   13,848,098    13,456,322
                                                                           -------------  ------------  -----------   -----------
    Gross profit                                                               5,088,398     4,611,574   15,892,619    14,474,585

OPERATING EXPENSES                                                             4,246,873     3,823,038   12,646,486    11,533,970
                                                                            ------------  ------------  -----------    ----------
INCOME FROM OPERATIONS                                                           841,525       788,536    3,246,133     2,940,615

OTHER EXPENSE:
  Interest expense                                                                54,108       102,235      191,419       375,442
  Other, net                                                                      18,578        20,317       45,199        31,959
                                                                            ------------  ------------  -----------    ----------
    Total other expense                                                           72,686       122,552      236,618       407,401
                                                                            ------------  ------------  -----------    ----------

INCOME BEFORE INCOME TAXES and CUMULATIVE
EFFECT OF CHANGE IN ACCOUTNING PRINCIPLE                                         768,839       665,984    3,009,515     2,533,214

PROVISION FOR INCOME TAXES                                                       234,747       269,456      924,071     1,017,492
                                                                            ------------  ------------  -----------    ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                534,092       396,528    2,085,444     1,515,722

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES               -             -   (4,008,831)            -
                                                                            ------------  ------------  -----------    ----------
NET INCOME (LOSS)                                                          $     534,092  $    396,528  $(1,923,387)  $ 1,515,722
                                                                           =============  ============  ===========   ===========


NET INCOME (LOSS) PER COMMON SHARE - BASIC:

  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        $        0.05  $       0.04  $      0.21   $      0.15

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET                             -             -        (0.40)            -
                                                                           -------------  ------------  ------------  -----------
NET INCOME (LOSS) PER COMMON SHARE                                         $        0.05  $       0.04  $     (0.19)  $      0.15
                                                                           =============  ============  ============  ===========

NET INCOME (LOSS) PER COMMON SHARE - ASSUMING DILUTION:

  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        $        0.05  $       0.04  $      0.19   $      0.15

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET                             -             -        (0.37)            -
                                                                           -------------  ------------  ------------  -----------
NET INCOME (LOSS) PER COMMON SHARE-DILUTED                                 $        0.05  $       0.04  $     (0.18)  $      0.15
                                                                           =============  ============  ============  ===========


The accompanying notes are an integral part of these financial statements.

<BTB>
                                    THE LEATHER FACTORY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                          NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                           2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $(1,923,387)  $1,515,722
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities-
     Depreciation & amortization                                           370,234      550,024
     Gain on disposal of assets                                                  -         (333)
     Amortization of deferred financing costs                               37,038       34,316
     Other                                                                 (45,827)     (27,174)
    Cumulative effect of change in accounting principle                  4,008,831            -
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                     (102,459)    (644,963)
       Inventory                                                        (1,222,308)    (260,127)
       Income taxes                                                        (94,697)    (145,750)
       Other current assets                                               (343,101)      (2,558)
       Accounts payable                                                    321,886      305,060
       Accrued expenses and other liabilities                              244,926     (284,853)
                                                                       -----------   -----------
     Total adjustments                                                   3,174,523     (476,358)
                                                                       -----------   -----------
      Net cash provided by operating activities                          1,251,136    1,039,364
                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (429,250)    (628,543)
  Proceeds from sales of assets                                                  -        2,000
  Payments in connection with businesses acquired                         (227,747)           -
  Increase in other assets                                                (415,809)      (1,391)
                                                                       -----------   -----------
      Net cash used in investing activities                             (1,072,806)    (627,934)
                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in revolving credit loans                                  (601,043)    (722,814)
  Proceeds from notes payable and long-term debt                                 -       18,676
  Payments on notes payable and long-term debt                             (25,905)     (74,981)
  Change in cash restricted for payment on revolving credit facility         5,092       31,883
  Payments received on notes secured by common stock                        26,286       17,566
  Proceeds from issuance of common stock                                   120,300       84,099
                                                                       -----------   -----------
      Net cash used in financing activities                               (475,270)    (645,571)
                                                                       -----------   -----------
NET DECREASE IN CASH                                                      (296,940)    (234,141)

CASH, beginning of period                                                  409,040      234,141
                                                                       -----------   -----------
CASH, end of period                                                    $   112,100   $        -
                                                                       ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                      $   157,916   $  365,660
  Income taxes paid during the period                                  $ 1,076,313   $  990,311

<BTB>
                                              THE LEATHER FACTORY, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)
                                    NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                             Common Stock                                    Notes        Accumulated
                                         --------------------                             Receivable        Other
                                           Number       Par     Paid-in      Retained     secured by       Cumulative
                                         of shares     value    capital      Earnings     common stock       Loss
BALANCE, December 31, 2000                9,908,161   $23,780  $3,946,608  $ 6,471,754   $    (120,339)  $   (26,166)

  Payments on notes receivable -
       secured by common stock                    -         -           -            -          17,566             -

  Shares issued - employee
       Stock options exercised               83,000       199      83,900            -               -             -

  Net Income                                      -         -           -    1,515,722               -             -

  Translation adjustment                          -         -           -            -               -        (9,729)
                                          ---------   -------  ---------- ------------   --------------  ------------
BALANCE, September 30, 2001               9,991,161   $23,979  $4,030,508  $ 7,987,476   $    (102,773)  $   (35,895)
                                          =========   =======  ==========  ===========   ==============  ============

BALANCE, December 31, 2001                9,991,161   $23,979  $4,030,508  $ 8,478,187   $     (71,939)  $   (37,064)

  Payments on notes receivable -
       secured by common stock                    -         -           -            -          26,286             -

  Shares issued - employee
       Stock options exercised              143,300       344     119,956            -               -             -

  Net Loss                                        -         -           -   (1,923,387)              -             -

  Translation adjustment                          -         -           -            -               -        (2,864)
                                          ---------   -------  ---------- ------------   --------------  ------------
BALANCE, September 30, 2002              10,134,461   $24,323  $4,150,464  $ 6,554,800   $     (45,653)  $   (39,928)
                                          =========   =======  ==========  ===========   ==============  ============

                                                         Comprehensive
                                             Total       Income (Loss)
BALANCE, December 31, 2000                  10,295,637

  Payments on notes receivable -
       secured by common stock                  17,566

  Shares issued - employee
       Stock options exercised                  84,099

  Net Income                                 1,515,722     $1,515,722

  Translation adjustment                        (9,729)        (9,729)
                                        --------------     ----------
BALANCE, September 30, 2001             $   11,903,295
                                        ==============
  Comprehensive income for the
  nine months ended September 30, 2001                     $1,505,993
                                                           ==========

BALANCE, December 31, 2001              $   12,423,671

  Payments on notes receivable -
       secured by common stock                  26,286

  Shares issued - employee
       Stock options exercised                 120,300

  Net Loss                                  (1,923,387)   $(1,923,387)

  Translation adjustment                        (2,864)        (2,864)
                                        --------------     ----------
BALANCE, September 30, 2002             $   10,644,006
                                        ==============
  Comprehensive loss for the
  nine months ended September 30, 2002                    $(1,926,251)
                                                           ==========


   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION

In the opinion of The Leather Factory, Inc. ("TLF" or the "Company"), the accompanying consolidated financial statements contain all adjustments
(consisting of those of a normal recurring nature) considered necessary to present fairly its financial position as of September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statements and disclosures contained in the Company's 2001 Annual Report on Form 10-K ("Annual Report").

In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This standard requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives will be subject to an annual review of impairment. The new standard was effective for the Company in the first quarter of 2002. Upon adoption of SFAS No. 142, TLF recorded a one-time, noncash charge of approximately $4.0 million to eliminate the carrying value of its goodwill relating to its subsidiary, Roberts, Cushman & Co., Inc. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. For additional discussion on the impact of adopting SFAS No. 142, see Note 5.

Certain reclassifications have been made to conform the 2001 financial statements to the presentation in 2002. The reclassifications had no effect on net income.

2.  INVENTORY

The  components  of  inventory  consist  of  the  following:

                                              AS OF
                                   SEPTEMBER 30,   DECEMBER 31,
                                   ------------   -------------
                                        2002           2001
                                   ------------   -------------
Finished goods held for sale       $    9,429,013  $   8,025,845
Raw materials and work in process         946,773      1,028,424
                                   --------------  -------------
                                   $   10,375,786  $   9,054,269
                                   *=============  =============

3.  EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ---------------------------------------  -------------------------
                                                              2002                 2001             2002         2001
                                                       -------------------  -----------------   -----------   -----------
Numerator:
  Net  income (loss)                                   $           534,092  $          396,528  $(1,923,387)  $ 1,515,722
                                                       -------------------  -----------------   -----------   -----------
  Numerator for basic and diluted earnings per share               534,092             396,528   (1,923,387)    1,515,722

Denominator:
  Weighted-average shares outstanding-basic                     10,064,249           9,991,052   10,035,890     9,970,985

Effect of dilutive securities:
  Stock options                                                    448,836             427,831      483,760       228,346
  Warrants                                                         210,318             237,976      240,027       201,027
                                                       -------------------  -----------------   -----------   -----------
Dilutive potential common shares                                   659,154             665,807      723,787       429,373
                                                       -------------------  ------------------  ------------  -----------

  Denominator for diluted earnings per share-
  weighted-average shares                                       10,723,403          10,656,859   10,759,677    10,400,358
                                                       ===================  ==================  ===========   ===========
  Basic earnings per share                             $              0.05  $             0.04  $     (0.19)  $      0.15
                                                       ===================  ==================  ===========   ===========
  Diluted earnings per share                           $              0.05  $             0.04  $     (0.18)  $      0.15
                                                       ===================  ==================  ===========   ===========


The net effect of converting stock options to purchase 1,081,000 and 1,154,000 of common stock at option prices less than the average market prices has been included in the computation of diluted EPS for the three and nine month periods ended September 30, 2002 and 2001, respectively.


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

                                                THE LEATHER FACTORY     TANDY LEATHER COMPANY   ROBERTS, CUSHMAN & CO
                                              ---------------------    ----------------------   ---------------------
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
Net Sales                                                  7,244,610                1,727,925                  512,195
Gross Profit                                               3,848,893                1,026,681                  212,824
Operating earnings                                           631,125                   76,231                  134,169
Interest expense                                             (53,995)                    (113)                       -
Other, net                                                   (18,578)                       -                        -
Income before income taxes                                   558,552                   76,118                  134,169
     Depreciation and amortization                            94,369                   29,612                    3,399
     Fixed asset additions                                   139,454                   55,050                    1,936
                                              ----------------------    ----------------------   ---------------------
     Total assets                             $           14,528,938   $            2,241,064   $              921,378
                                              ----------------------   -----------------------  ----------------------

FOR THE QUARTER ENDED SEPTEMBER 30, 2001
Net Sales                                     $            7,266,214   $            1,453,959   $              478,228
Gross Profit                                               3,656,235                  827,881                  127,458
Operating earnings                                           700,505                   73,303                   14,728
Interest expense                                            (102,235)                       -                        -
Other, net                                                   (20,065)                    (252)                       -
Income before income taxes                                   578,205                   73,051                   14,728
     Depreciation and amortization                           130,711                   24,267                   38,330
     Fixed asset additions                                    96,299                        -                      485
                                              ----------------------    ----------------------  ----------------------
     Total assets                             $           12,864,099   $            2,572,448   $            4,995,347
                                              ----------------------   -----------------------  ----------------------


                                                THE LEATHER FACTORY     TANDY LEATHER COMPANY   ROBERTS, CUSHMAN & CO
                                              ---------------------    ----------------------   ---------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Net Sales                                     $           22,769,549   $            5,420,108   $            1,551,060
Gross Profit                                              12,151,507                3,179,498                  561,614
Operating earnings                                         2,625,651                  315,268                  305,214
Interest expense                                            (190,903)                    (516)                       -
Other, net                                                   (44,566)                    (633)                       -
Income before income taxes                                 2,390,182                  314,119                  305,214
     Depreciation and amortization                           316,071                   81,256                    9,945
     Fixed asset additions                                   267,823                  157,953                    3,474
                                              ----------------------    ----------------------  ----------------------
     Total assets                             $           14,528,938   $            2,241,064   $              921,378
                                              -----------------------  -----------------------  ----------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Net Sales                                     $           21,385,770   $            5,016,601   $            1,528,536
Gross Profit                                              11,203,925                2,809,848                  460,812
Operating earnings                                         2,761,863                  127,401                   51,351
Interest expense                                            (375,442)                       -                        -
Other, net                                                   (31,830)                    (129)                       -
Income before income taxes                                 2,354,591                  127,272                   51,351
     Depreciation and amortization                           356,676                   78,651                  114,697
     Fixed asset additions                                   454,419                  172,434                    1,690
                                              ----------------------    ----------------------  ----------------------
     Total assets                             $           12,864,099   $            2,572,448   $            4,995,347
                                              -----------------------  -----------------------  ----------------------



                                                 TOTAL
                                              ------------
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
Net Sales                                     $ 9,484,730
Gross Profit                                    5,088,398
Operating earnings                                841,525
Interest expense                                  (54,108)
Other, net                                        (18,578)
                                              ------------
Income before income taxes                        768,839
     Depreciation and amortization                127,380
     Fixed asset additions                        196,440
                                              ------------
     Total assets                             $17,691,380
                                              ------------

FOR THE QUARTER ENDED SEPTEMBER 30, 2001
Net Sales                                     $ 9,198,401
Gross Profit                                    4,611,574
Operating earnings                                788,536
Interest expense                                 (102,235)
Other, net                                        (20,317)
                                              ------------
Income before income taxes                        665,984
     Depreciation and amortization                193,308
     Fixed asset additions                         96,784
                                              ------------
     Total assets                             $20,431,894
                                              ------------

                                                  TOTAL
                                              ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Net Sales                                     $29,740,717
Gross Profit                                   15,892,619
Operating earnings                              3,246,133
Interest expense                                 (191,419)
Other, net                                        (45,199)
                                              ------------
Income before income taxes                      3,009,515
     Depreciation and amortization                407,272
     Fixed asset additions                        429,250
                                              ------------
     Total assets                             $17,691,380
                                              ------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Net Sales                                     $27,930,907
Gross Profit                                   14,474,585
Operating earnings                              2,940,615
Interest expense                                 (375,442)
Other, net                                        (31,959)
                                              ------------
Income before income taxes                      2,533,214
     Depreciation and amortization                550,024
     Fixed asset additions                        628,543
                                              ------------
     Total assets                             $20,431,894
                                              ------------

Net  sales  for  geographic  areas  was  as  follows:

                                                  QUARTER ENDED SEPTEMBER 30,
                                                       2002         2001
                                                    -----------  -----------
United States                                       $ 8,941,654  $ 8,631,554
All other countries                                     543,076      566,847
                                                    -----------  -----------
                                                    $ 9,484,730  $ 9,198,401
                                                    ===========  ===========

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                        2002         2001
                                                    -----------  -----------
United States                                       $28,052,774  $26,324,849
All other countries                                   1,687,943    1,606,058
                                                    -----------  -----------
                                                    $29,740,717  $27,930,907
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

Upon adoption of SFAS 142, the Company recorded a one-time, non-cash charge of approximately $4.0 million in the first quarter of 2002 to reduce the carrying value of its goodwill. This charge in non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the nine months ended September 30, 2002.

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

A summary of changes in the Company's goodwill during the nine-month period ended September 30, 2002 is as follows:

                  JANUARY 1,   ACQUISITIONS &                 SEPTEMBER 30,
                     2002       ADJUSTMENTS     IMPAIRMENTS        2002
                  -----------  --------------  -------------  -------------
Leather Factory   $   332,630  $         252             -         $332,882
Tandy Leather         193,951         81,065             -         $275,016
Roberts, Cushman    4,008,831              -  $ (4,008,831)               -
                  -----------  -------------  -------------   -------------
Total             $ 4,535,412  $      81,317  $ (4,008,831)        $607,898
                  ===========  =============  =============   =============

As of September 30, 2002 and December 31, 2001, the Company's intangible assts and related accumulated amortization consisted of the following:

                                  AS OF SEPTEMBER 30, 2002
                        ---------------------------------------------
                         GROSS    ACCUMULATED AMORTIZATION     NET
                        --------  -------------------------  --------
Trademarks, Copyrights  $542,744  $                  92,964  $449,780
Non-Compete Agreements    32,000                      7,334    24,666
                        --------  -------------------------  --------
                        $574,744  $                 100,298  $474,446
                        ========  =========================  ========


                                  AS OF DECEMBER 31, 2001
                        ---------------------------------------------
                         GROSS    ACCUMULATED AMORTIZATION     NET
                        --------  -------------------------  --------
Trademarks, Copyrights  $542,744  $                  65,836  $476,908
                        ========  =========================  ========

The Company recorded amortization expense of $12,027 during the third quarter of 2002 compared to $9,354 during the third quarter of 2001. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

      LEATHER FACTORY   TANDY LEATHER   CUSHMAN   TOTAL
      ----------------  --------------  --------  ------
2002  $        5,837    $       40,337  $     0  $46,174
2003           5,809            41,004        0   46,813
2004           5,809            41,004        0   46,813
2005           5,809            31,004        0   36,813
2006           5,809            30,339        0   36,148

During  2002,  the  Company  acquired  the  following  intangible  assets:

                        AMORTIZATION PERIOD
                        --------------------
Non-Compete Agreements  $             32,000  3 years

The 2001 results on a historical basis do not reflect the provision of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical net income and basic and diluted net income per common share (without giving effect to the charge relating to the reduction of goodwill) would have been changed to the adjusted amounts indicated below:

                                               THREE MONTHS ENDED SEPTEMBER 30, 2001
                               -----------------------------------------------------------------------------
                                   NET INCOME      EARNINGS PER SHARE - BASIC   EARNINGS PER SHARE - DILUTED
                               -----------------  ---------------------------  -----------------------------
Reported net income            $         396,528  $                      0.04  $                        0.04
Addback goodwill amortization             50,742                         0.00                           0.00
                               -----------------  ---------------------------  -----------------------------
Adjusted net income            $         447,270  $                      0.04  $                        0.04
                               =================  ===========================  =============================


                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                               -------------------------------------------------------------------------
                                 NET INCOME    EARNINGS PER SHARE - BASIC   EARNINGS PER SHARE - DILUTED
                               --------------  --------------------------  -----------------------------
Reported net income            $    1,515,722  $                     0.15   $                       0.15
Addback goodwill amortization         163,027                        0.02                           0.01
                               --------------  --------------------------   ----------------------------
Adjusted net income            $    1,678,749  $                     0.17   $                       0.16
                               ==============  ==========================   ============================

6.  NEW  AUTHORITATIVE  PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS 143 in January 2003 and believes that the adoption of SFAS 143 will not have a material effect on the Company's results of operations or financial position.


Also in August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), for long-lived assets to be disposed of by sale. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions ("APB 30") so two accounting models existed for the disposal of long-lived assets. SFAS 144 replaces both SFAS 121 and APB 30, so that only one accounting model exists for the disposal of long-lived assets. SFAS 144 also resolves implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on the Company's current financial position and results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.
146). SFAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

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

Leather Factory, founded in 1980 by Wray Thompson and Ron Morgan, is the premier distributor of leather products to customers worldwide. Its marketing focus is primarily toward the wholesale and business customers, although Leather Factory stores also sell to retail customers. Products are distributed primarily through 30 sales units located in twenty states and Canada. Products include leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, shoe repair supplies, saddle and tack hardware, and do-it-yourself kits.

Tandy, which was acquired in November 2000, is the most recognized supplier in the leathercraft industry. From its founding in 1919, Tandy has been the primary resource for leathercrafters world wide. Products include quality tools, leather, accessories, kits and teaching materials and are distributed through 13 company-owned retail stores, including 10 opened in the first nine months of 2002.. Its marketing focus is primarily toward the traditional retail customer.

The flagship Leather Factory store located in Fort Worth, Texas and the three Canadian locations operate as "combination" stores - offering complete product lines of both entities. These stores are equipped to service both retail and wholesale customers.

Cushman, whose origins date back to the mid-1800's, custom designs and manufactures a product line of decorative hat trims for headwear manufacturers.



RESULTS  OF  OPERATIONS
-----------------------

The following tables present selected financial data of each of the Company's three segments:

                            QUARTER ENDED                  QUARTER ENDED
                         SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                 ---------------  --------------     -----------  -----------
                                     OPERATING                      OPERATING
                       SALES           INCOME             SALES       INCOME
                  --------------  --------------      ----------   -----------
Leather Factory   $    7,244,610  $      631,125      $7,266,214   $   700,505
Tandy                  1,727,925          76,231       1,453,959        73,303
Cushman                  512,195         134,169         478,228        14,728
                  --------------  --------------      ----------   -----------
Total Operations  $    9,484,730  $      841,525      $9,198,401   $   788,536
                  --------------  --------------      ----------   -----------


                          NINE MONTHS ENDED                NINE MONTHS ENDED
                         SEPTEMBER 30, 2002               SEPTEMBER 30, 2001
                  -------------------------------     -------------------------
                                      OPERATING                       OPERATING
                         SALES         INCOME            SALES         INCOME
                  --------------  ---------------     -----------    ----------
Leather Factory   $   22,769,549  $    2,625,651      $21,385,770    $2,761,863
Tandy                  5,420,108         315,268        5,016,601       127,401
Cushman                1,551,060         305,214        1,528,536        51,351
                  --------------  --------------      -----------    ----------
Total Operations  $   29,740,717  $    3,246,133      $27,930,907    $2,940,615
                  ==============  ==============      ===========    ==========

Consolidated net sales for the quarter ended September 30, 2002 increased $286,000, or 3.1%, compared to the same period in 2001. Tandy's sales contributed $274,000 to the increase due to new store sales, while Cushman's sales added $34,000 and Leather Factory's sales were down $22,000. Operating income increased $53,000 for the quarter ended 2002 compared to the quarter ended 2001. The increase in Cushman's operating income contributed $119,000. Tandy contributed $3,000 to the increase while Leather Factory's operating income was down $69,000.

Consolidated net sales for the nine months ended September 30, 2002 increased $1,810,000, or 6.5%, compared to the same period in 2001. Leather Factory contributed $1,384,000 to the increase. Tandy added $404,000 in increased sales and Cushman added $22,000 in sales. Operating income increased $305,000 for the first nine months of 2002 over the first nine months of 2001. Cushman's increased operating income contributed $254,000; Tandy contributed $187,000 to the increase while Leather Factory's operating income was down for the year by $136,000.

As shown below, our net sales increased 6.5% in the first nine months of 2002 over the same period in 2001. Comparing these same periods, costs of sales increased only 2.9%. An even more dramatic change is seen in a comparison of the third quarters of 2001 and 2002. There net sales were up 3.1% while costs of sales were down 4.2%. These changes are attributable to the continued shift in our sales mix to a higher percent of retail sales. This shift is expected to continue to some degree as Tandy's sales, which are predominately to retail customers, become a larger part of our total sales. Sales to retail customers bring a higher gross profit than sales to whole customers. Therefore, we can sell the same product to a retail customer and earn a higher margin than by selling the product to a wholesale customer.


                                          % OF NET SALES
                                     QUARTERLY PERIOD ENDED
                                           SEPTEMBER 30,             CHANGE IN $ AND %
                               --------------------------------    ---------------------
                                      2002            2001          $ CHANGE    % CHANGE
                               ----------------  --------------    ----------  ---------
Net sales                               100.00%         100.00%    $ 286,329       3.11%
Cost of sales                            46.35           49.87      (190,495)     (4.15)
                               ---------------   -------------     ---------   ---------
Gross profit                             53.65           50.13       476,824      10.34
Operating expenses                       44.78           41.56       423,835      11.09
                               ---------------   -------------     ---------   ---------
Income from operations                    8.87            8.57        52.989       6.72
Interest expense and other                0.77            1.33       (49,866)    (40.69)
                               ---------------   -------------     ---------   ---------
Income before income taxes and
cumulative effect of change in
accounting principle                      8.11            7.24       102,855      15.44
Income tax provision                      2.47            2.93       (34,709)    (12.88)
                               ---------------   -------------     ---------   ---------
Net income before cumulative
effect of change in accounting
principle                                 5.63            4.31       137,564      34.69
Cumulative effect of change                -               -            -           -
                               ---------------   -------------     ---------   ---------
Net income (loss)                         5.63%           4.31%    $ 137,564      34.69%
                               ===============   =============     =========   =========


                                                              % OF NET SALES
                                                             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               CHANGE IN $ AND %
                                                      --------------------------------    -----------------------
                                                           2002              2001          $ CHANGE     % CHANGE
                                                      ----------------   -------------    ------------  ---------
Net sales                                                       100.00%         100.00%    $ 1,809,810      6.48%
Cost of sales                                                    46.56           48.18         391,776      2.91
                                                      ----------------   -------------     -----------   --------
Gross profit                                                     53.44           51.82       1,418,034      9.80
Operating expenses                                               42.52           41.29       1,112,516      9.65
                                                      ----------------   -------------     -----------   --------
Income from operations                                           10.91           10.53         305,518     10.39
Interest expense and other                                        0.80            1.46        (170,783)   (41.92)
                                                      ----------------   -------------     -----------   --------
Income before income taxes and cumulative effect of
change in accounting principle                                   10.12            9.07         476,301     18.80
Income tax provision                                              3.11            3.64         (93,421)    (9.18)
                                                      ----------------   -------------     -----------   --------
Net income before cumulative effect of change in
accounting principle                                              7.01            5.43         569,722     37.59
Cumulative effect of change in accounting principle             (13.48)             -       (4,008,831)     N/A
                                                      ----------------   -------------     -----------   --------
Net income (loss)                                               (6.47%)           5.43%    $(3,439,109) (123.13%)
                                                      ================   =============     ===========  =========


LEATHER  FACTORY  OPERATIONS

Net sales from Leather Factory's 30 sales/distribution units decreased 0.30% for the third quarter of 2002 as follows:

                                                                   $change    % of sales
                                                                  ----------  -----------
Same store sales                                                  $  12,110         0.20%
New store sales (2 stores - opened 9/01 & 8/02)                      81,459          1.1%
"Transferred" store (became Tandy Leather store in 2nd qtr. '02)   (115,173)       (1.6)%
                                                                  ---------   -----------
                                                                  $ (21,604)      (0.30)%
                                                                  =========   ===========

The following table presents Leather Factory's sales mix by customer categories for the quarters ended September 30, 2002 and 2001:

                                                                                                    QUARTER ENDED
CUSTOMER GROUP                                                                                   9/30/02      9/30/01
--------------                                                                                  ---------    ---------
  RETAIL (end users, consumers, individuals)                                                          17%          19%
  INSTITUTION (prisons, prisoners, hospitals, schools, YMCA, Boy Scouts, etc.)                         7%           6%
  WHOLESALE (saddle & tack stores, resellers & distributors, shoe repair shops, dealers, etc.)        34%          32%
  CRAFT (craft and fabric stores)                                                                     28%          27%
  MIDAS (small manufacturers)                                                                          8%          10%
  ASC (Authorized Sales Centers)                                                                       6%           6%
                                                                                                ---------    ---------
                                                                                                     100%         100%
                                                                                                =========    =========

As the table indicates, Leather Factory 's sales mix this quarter varied little from the same quarter in 2001. Sales to all customer groups, with the exception of Midas (small manufacturers), increased in dollars over the third quarter of 2001. Orders from our small manufacturer-type customers have decreased recently as these customers are experiencing reductions in orders from their retail customers. We believe this is the result of the sluggishness in the overall economy.

Operating income for Leather Factory decreased $69,400 or 9.9% of sales for the current quarter compared to 2001. Operating expenses as a percentage of sales were 44.4% compared to 40.7% a year ago. Personnel and related costs account for the majority of the increase as the number of employees has increased 8% over the past year. Increased advertising costs have also contributed to the increase in operating expenses.

TANDY  LEATHER  OPERATIONS

Net sales for Tandy, which consisted of ten retail stores as of September 30, 2002, increased 18.8% for the third quarter of 2002 over the same quarter last year. The increase in sales consists of the following:

                                                                                   $change    % of sales
                                                                                  ----------  -----------
Same store sales                                                                  $    -           N/A
New store sales (9 stores opened in 2002)                                           939,504         64.6%
Transferred store sales (former Leather Factory store)                              182,233         12.5%
"Closed" central distribution facility - sales have been absorbed by new stores    (847,771)      (58.3)%
                                                                                  ---------   -----------
                                                                                  $ 273,966         18.8%
                                                                                  =========   ===========

Effective April 1, 2002, a change of software allows Tandy to track its sales mix in a similar fashion as that of Leather Factory. The following table presents Tandy's sales mix by customer categories for the quarter ended September 30, 2002 with the quarter ended June 30, 2002 presented for comparison purposes:


                                                                                QUARTER ENDED
CUSTOMER GROUP                                                                     9/30/02
--------------                                                                  -------------
  RETAIL (end users, consumers, individuals)                                              62%
  INSTITUTION (prisons, prisoners, hospitals, schools, YMCA, Boy Scouts, etc.)            12%
  WHOLESALE (saddle & tack stores, resellers & distributors, dealers, etc.)               18%
  CRAFT (craft and fabric stores)                                                          *
  MIDAS (small manufacturers)                                                              *
  ASC (Authorized Sales Centers)                                                           7%
                                                                                -------------
                                                                                         100%
                                                                                =============

     _________________
     *  less  than  1%

Tandy's retail sales continue to increase which accounts for the continued improvement in its gross profit margins. This sales category is expected to become an even larger part of Tandy's sales mix as more retail stores are opened. Sales to wholesalers saw slight sales gains as well.

Operating income for Tandy increased minimally (3.6%) in the current quarter. Gross profit margins improved by 2.48 percentage points or $199,000. The increase in operating expenses absorbed the increase in margins, increasing $196,000. Tandy's operating expenses were 55.01% of sales for the quarter ended September 30, 2002 compared to 51.88% for the same quarter last year. The expenses associated with opening the new stores (increase in personnel, additional rents, telephone and utility services, etc.) account for the increase. Shipping costs (paid to freight companies to ship merchandise to customers) continue to decrease as more customers are purchasing in the stores versus phone and mail order.

Tandy has opened (or has announced plans to open) retail stores in the following locations since June 30, 2002:

CITY, STATE              MONTH OPENED  SQ FOOTAGE
-----------------------  ------------  ----------
Dallas, Texas            August 2002        1,700
Albuquerque, New Mexico  August 2002        1,764
Las Vegas, Nevada        August 2002        1,350
Indianapolis, Indiana    October 2002       1,500
Peoria, Illinois         October 2002       1,350
Memphis, Tennessee       October 2002       2,500

CUSHMAN  OPERATIONS

Net sales for Cushman increased $34,000 for the third quarter of 2002, a improvement of 7.1%. The gross profit margin increased by 14.9 percentage points resulting in an increase in gross profit of $85,000. This significant improvement is the result of a decrease in direct labor costs and a more cost-effective purchasing of goods. Specifically, the number of manufacturing personnel has been reduced slightly and the manufacturing shifts have been cut from five days per week to four. Also, Cushman is purchasing a larger portion of its merchandise from outside vendors rather than manufacturing all of its products. The company has developed vendor sources for certain products at lower cost than it can produce them internally.

Operating income for Cushman increased $119,000. The adoption of SFAS 142 (eliminating the amortization of goodwill beginning in 2002) produced $30,000 of the increase with gross profit margins accounting for the balance of the increase. Personnel costs are down slightly as well.

EFFECT  OF  WEST  COAST  DOCK  CLOSING

Management is closely monitoring the aftereffects of the West Coast dockworkers lockout still unwinding. The company imports some merchandise from Taiwan and Hong Kong and there were several shipments tied up on the docks at the time of the lockout. Since the dockworkers have returned to work, the company has received the majority of this merchandise.

The dock closing doesn't appear to have had any impact on the company's sales and profits in the third quarter; however, fourth quarter sales could be affected somewhat if additional merchandise expected to be received by the company does not arrive on a timely basis. To help offset that potential impact, the company is preparing its light manufacturing facility located in Fort Worth to produce certain products that are normally imported.


CAPITAL  RESOURCES,  LIQUIDITY  AND  FINANCIAL  CONDITION
---------------------------------------------------------
The change in accounting principle discussed above had significant effects on our consolidated balance sheet at September 30, 2002. Total goodwill was reduced from $4,535,412 at the end of 2001 to $607,898. This reduction was the principal cause of the decrease in total assets from $19,548,323 at the end of 2001 to $17,691,380 at the end of the third quarter of 2002 (a reduction of 9.5%). Total stockholders' equity was reduced from $12,423,671 at December 31, 2001 to $10,644,006 at September 30, 2002 (a reduction of 14.3%). This reduction was also attributable to the change in accounting principle, but the effect was partially offset by operating results from the first nine months of this year.

The Company's investment in accounts receivable was $2.4 million at September 30, 2002, up $102,000 from $2.3 million at year-end 2001. The average days to collect accounts improved from 47.4 days in the third quarter of 2001 to 42.4 days in the third quarter of 2002. Tandy's average days to collect experienced the most improvement, from 46.8 days in 2001 to 23.6 days for the current quarter of 2002.

Inventory increased $1.3 million to $10.4 million at September 30, 2002 from $9.1 million at year-end 2001. This increase is largely consists of inventory stocked at the new Tandy stores and increases in anticipation of the fourth quarter holiday shopping season. Historically, the company has not experienced seasonality in its quarter-to-quarter sales. However, with the new Tandy retail stores opened this year, management anticipated the possibility of additional fourth quarter sales as a result of holiday shopping and stocked additional inventory as we headed into the fourth quarter. The inventory turnover annualized rate for the first nine months of 2002 held steady at 4.08 times, the same as the turnover rate for the first nine months of 2001 as well as for all of 2001.

The Fort Worth complex houses our corporate and administrative offices as well as our central warehouse and factory. We have negotiated a new agreement with the landlord extending the lease term through March 2013. In conjunction with the new agreement, we have begun a remodeling project to consolidate formerly separate Leather Factory and Tandy warehouses, to relocate the factory in closer proximity to the warehouse, and to remodel the Fort Worth Leather Factory store into a combination Leather Factory/Tandy Leather flagship store with a more retail-oriented presentation. Our estimate of the total cost of the project is still expected to be $500,000 to $600,000. As of September 30, 2002, we had paid $405,535 on the renovation work. The project is expected to be completed by the end of 2002 and the amount currently classified as Other Assets (non-current) will be reclassified to Leasehold Improvements in the fourth quarter of 2002.

Notes payable and current maturities of long-term debt decreased from $4,527,904 at the end of 2001 to $3,904,727 at September 30, 2002. Accounts payable increased $322,000 to $1.6 million at the end of the third quarter, due primarily to the increase in inventory. The Company's current ratio improved from 1.82 at December 31, 2001 to 2.08 at September 30, 2002.

The primary sources of liquidity and capital resources during the first nine months of 2002 were funds provided by operating activities in the amount of $1,251,000 and the Company's Credit and Security Agreement with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"). The Company used its cash flow from operations and additional funds on hand at the beginning of the year to pay down loan balances ($601,043), to purchase equipment ($429,250), and to purchase the assets of two existing leathercraft stores ($227,747).

Approximately 26% of the 2002 capital spending was for computer equipment, software, and fixtures for the new Tandy retail stores, 19% was for Tandy's new point-of-sale software and inventory scanning equipment for the existing Leather Factory stores, 29% was for various computer workstation and software upgrades in existing locations and departments, and 26% was for various furniture and fixtures.

The revolving credit facility with Wells Fargo is based upon the level of the Company's accounts receivable and inventory. At September 30, 2002, the available and unused portion of the credit facility was approximately $2,401,000.

The Company believes that the current sources of liquidity and capital resources will be sufficient to fund current operations and the opening of any potential new Tandy retail stores or Leather Factory sales/distribution units. In 2002 and 2003 we anticipate the funding for the opening of any new locations is expected to be provided by operating leases, cash flows from operating activities, and, if needed, the revolving credit facility.

FORWARD-LOOKING  STATEMENTS
---------------------------
This report (particularly this Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future trends or occurrences. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

- Changes in the economic recovery in the United States, as well as abroad, from a recent downturn may cause our sales to decrease or not to increase.

- The labor dispute that closed the West Coast docks earlier this year will have some effect on the Company's flow of inventory from Asia in the fourth quarter of 2002, although the extent of those effects is not known at this time. A federal court reopened these docks until December 26, 2002. If the dock closure resumes, we are likely to encounter additional delays in receiving inventory.

- The anticipated increases in retail sales from our Tandy stores could fail to materialize for a number of reasons, including the inability to locate suitable new locations or qualified personnel to manage them.


- Recent favorable trends in the arts and crafts industry may slow or reverse.

- If more terrorist activities such as those on September 11, 2001 occur, consumer-buying habits could change and decrease our sales. Also, if terrorists choose to target livestock in the United States or abroad for chemical, biological or other attacks, our sources of raw material and inventory could decrease, or these items could become more expensive.

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

- Tax or interest rates might increase. In particular, interest rates are likely to increase at some point from their present low levels, thereby increasing our costs of borrowing funds needed in our business.

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

PART  II.  OTHER  INFORMATION

ITEM  4.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  disclosure  controls  and  procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)  Changes  in  internal  controls.

Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

     None

(b)  Reports  on  Form  8-K
     ----------------------

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE  LEATHER  FACTORY,  INC.
                                                     (Registrant)


Date:  November  5,  2002             By: /s/  Wray  Thompson
                                          -------------------
                                          Wray  Thompson
                                           Chairman  of  the  Board  and
                                           Chief  Executive  Officer

Date:  November  5,  2002             By: /s/  Shannon  L.  Greene
                                          ------------------------
                                          Shannon  L.  Greene
                                           Chief  Financial  Officer  and
                                           Treasurer (Chief Accounting Officer)

-----------------------------------------------------------

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and only to the extent required by that provision, the undersigned certify that this report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that all information contained in this report fairly presents in all material respects the financial condition and results of operations of the issuer.

Date:  November  5,  2002

                                     /s/  Wray  Thompson
                                     -------------------
                                     Wray Thompson, Chief Executive Officer

                                     /s/  Shannon  L.  Greene
                                     ------------------------
                                     Shannon L. Greene, Chief Financial Officer

-----------------------------------------------------------

                                 CERTIFICATIONS

I,  Wray  Thompson,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of The Leather Factory, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  5,  2002
                                       /s/  Wray  Thompson
                                       -------------------
                                       Wray  Thompson
                                       President  and  Chief  Executive  Officer
                                       (principal  executive  officer)

                                    ********

I,  Shannon  L.  Greene,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of The Leather Factory, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  5,  2002
                                    /s/  Shannon  L.  Greene
                                    -------------------------
                                    Shannon  L.  Greene
                                    Chief  Financial  Officer  and  Treasurer
                                    (principal financial and accounting officer)