Form 10-K
period 2002-12-31
LEATHER FACTORY INC
filed 2003-03-28
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark  One)
[X]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  fiscal  year  ended  December  31,  2002
                                       OR

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

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 496-4414

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 TITLE  OF  EACH  CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
 ----------------------       -----------------------------------------
Common Stock, par value $.0024       American Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,793,833 at March 11, 2003. At that date there were 10,197,961 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2003, are incorporated by reference in Part III of this report.

                                     PART I

ITEM  1.  BUSINESS
------------------

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

     We are a wholesale distributor and retailer of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and kits. The Company sells its products worldwide through 27 Leather Factory stores and 19 Tandy
Leather stores (as of March 31, 2003), located throughout the U.S., three combination Leather Factory/Tandy Leather stores located in Canada, and through its websites (www.leatherfactory.com) and (www.tandyleather.com). Our subsidiary, Roberts, Cushman & Co., designs and manufactures fancy hat trims directly to hat manufacturers.

     The Company is managed on a business entity basis, with those businesses being The Leather Factory ("Leather Factory"), Tandy Leather Company ("Tandy" or "Tandy Leather"), and Roberts, Cushman & Company, Inc. ("Cushman"). See Note 12 to the Consolidated Financial Statements, Segment Information, for financial and additional information concerning the Company's segments, as well as its foreign operations.

     We frequently introduce new products either through our own manufacturing capability or by purchasing from vendors. The Company holds a substantial number of copyrights for its designs. These designs have been incorporated throughout the Company's product line as a means of increasing its competitive advantage.

     In 2002, the Company began opening retail stores under the Tandy Leather name and had fourteen stores opened as of the end of the year. The Tandy Leather retail store concept differs from that of a traditional Leather Factory store. Tandy stores are designed to attract walk-in retail customers primarily, while Leather Factory stores, although they can and do service retail customers, generally tend to target wholesale customers including manufacturers and resellers.

     The Company has made numerous acquisitions in prior years, including the purchase of the six original Leather Factory stores from Brown Group, Inc. in 1985. In 1995, the Company purchased Cushman. In 1996, the Company acquired its Canadian distributor, The Leather Factory of Canada, Ltd. In November 2000, the Company acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form the Tandy Leather Company subsidiary. In 2002, Tandy Leather purchased four independent leathercraft retail stores.

     No single customer's purchases represent more than 10% of the Company's total sales in 2002. Approximately 5.6% of our 2002 sales were export sales.

     The Company's principal offices are located at 3847 East Loop 820 South, Fort Worth, Texas 76119, and its phone number is (817) 496-4414.

LEATHER  FACTORY  OPERATIONS

     The Leather Factory distributes its broad product line of leather and leathercraft-related products in the United States and internationally. We manufacture some of our products, while the majority of products are purchased from manufacturers. Leather Factory operations accounted for 76.3%, 77.0%, and 89.9% of the total consolidated net sales of the Company for 2002, 2001, and 2000, respectively.

     BUSINESS STRATEGY. We distribute Leather Factory products through 27 U.S.-based stores, three Canadian-based stores, and through our web site (www.leatherfactory.com). The location of the stores is selected based on the location of customers, so that delivery time to customers is minimized. A two-day maximum delivery time is the Company's goal. The type of premises utilized for the store locations is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access. This kind of location typically offers lower rents compared to other more retail-oriented locations.

     Leather Factory stores offer a "one-stop shopping" concept for both leather and leathercraft materials. Our strategy is that a customer can purchase the leather and related accessories and supplies necessary to complete his project from one place. The size and configuration of the stores are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner. Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades offered.

     Leather Factory stores serve customers through various means including walk-in traffic, phone and mail order. Both wholesale and retail customers purchase from the stores.

     We staff Leather Factory stores with experienced managers whose compensation is tied to the operating profit of their store. Sales are generated by the selling efforts of the store personnel themselves, the aggressive use of direct mail advertising, participation by the Company at trade shows and, on a limited basis, the use of sales representative organizations.

     Our primary advertising efforts are through direct mail advertising aimed at specific market groups. Like most direct mail marketers, our mailing list is one of our most important assets. Over the years, we have spent considerable time and money maintaining and updating this list. As a result, we have developed what we consider to be the purest, most up-to-date, unique collection of leathercraft customers' names and purchase information found anywhere in the world. Our mailing list has been the key to our sales in the past and will continue to be the key in the future. We estimate that in 2003, we will produce and mail 35-40 different direct mail pieces from a simple black and white postcard to our 140-page full color catalog.

     CUSTOMERS. Leather Factory's customer base is comprised of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers, and retailers dispersed geographically throughout the world. Wholesale sales make up the majority of our Leather Factory business, although retail sales have increased somewhat during the last several years. Generally speaking, Leather Factory's sales mix is 80% wholesale and 20% retail. We are continuing efforts to attract retail customers to Leather Factory; however, the strongest market for Leather Factory continues to be the wholesale customer. Leather Factory sales generally do not reflect significant seasonal patterns. Orders are filled as received, and Leather Factory does not have any backlogs. We maintain inventory at a level that we believe will fill most customer orders.

     Leather Factory's Authorized Sales Center ("ASC") program was developed to generate sales in geographical areas where we currently do not have a store without the capital investment needed to open one. An unrelated person operating an existing business who desires to become an ASC must apply with Leather Factory and upon approval, place a minimum initial order. There are also minimum annual purchase amounts set that the ASC must adhere to in order to maintain ASC status. In exchange, the ASC gets free advertising in certain sale flyers, price breaks on many products, advance notice of new products, priority shipping and handling on all orders, as well as various other benefits. Leather Factory stores service approximately 110 ASC's located throughout the United States.

     EXPANSION. We opened four new Leather Factory stores in 1999, and two new stores in each of the years 2000 and 2001. While we do not believe there is a significant and immediate opportunity for expansion of the Leather Factory store system in terms of opening additional stores, we do believe expansion could be achieved by acquiring companies in related areas/markets which offer synergistic aspects based on the locations and/or product lines of the businesses.

TANDY  LEATHER  OPERATIONS

     Tandy Leather Company bears the name of the oldest and best-known supplier of leather and related supplies used in the leathercraft industry. Established in 1919, originally as Hinkley-Tandy Leather Company, Tandy Leather has been the primary resource for over five generations of leathercrafters. This subsidiary offers a product line of quality tools, leather, accessories, kits and teaching materials.

     As noted above, we acquired the Tandy Leather assets in November 2000. Tandy Leather accounted for 18.6%, 17.7% and 1.9% of the total consolidated net sales of the Company for 2002, 2001, and 2000, respectively.

     BUSINESS STRATEGY. Tandy Leather did not own any retail stores when its assets were acquired by the Company and was operating as a catalog/mail order/Internet fulfillment house. At one time, however, Tandy Leather operated approximately 350 retail stores located throughout the United States and Canada. Believing that Tandy Leather stores are a viable vehicle for growth, we began opening Tandy Leather retail stores in 2002. As of December 31, 2002, there were 14 retail stores located in the United States. More information about the growth and expansion of the Tandy retail store chain is explained below.

     The retail stores serve walk-in, mail and phone order customers from convenient locations in established retail areas as well as orders generated from its website, www.tandyleather.com. The Tandy stores also service approximately 120 authorized dealers located throughout the United States. Tandy Leather stores are staffed by knowledgeable sales people whose compensation is based, in part, upon the profitability of their store. Our products are sold in Canada through the three Leather Factory stores located there. These three stores support approximately 40 Tandy Leather authorized dealers located throughout the Canadian provinces.

     Sales by Tandy Leather are driven through the efforts of the store staff, trade shows, our 132-page catalog and a direct marketing program that includes 35-40 different sales flyers produced annually and e-mail announcements. Tandy's mailing list is similar to that of The Leather Factory in that maintaining detailed customer history allows us to target certain customer segments in our mailings. This provides significant opportunity for sales retention and growth.

     Tandy Leather has long been the entry point for new customers getting into leathercraft. We continue to broaden our customer base by working with various youth organizations and institutions where people are introduced to leathercraft, as well as hosting classes in the retail stores.

     CUSTOMERS. Tandy's customer base is comprised mostly of individual hobbyists but also includes a number of resellers, small manufacturers, institutions and dealers. Individual retail customers are our largest customer group, representing more than 65% of Tandy Leather sales. Youth camps and schools, Authorized Dealers (similar to Leather Factory's Authorized Sales Centers) and our wholesale customers complete our customer base. Like Leather Factory, Tandy fills orders as they are received, and there is no order backlog. Tandy maintains reasonable amounts of inventory to meet these orders.

     Tandy's sales, when operating strictly as an order fulfillment house (phone, fax, mail, and Internet orders), are generally consistent quarter to quarter (25% per quarter). Its retail store operations historically generate slightly more sales in the 4th quarter of each year (approximately 30%) and less in the 2nd quarter (approximately 20%) while the 1st and 3rd quarters remain steady at 25%.

     EXPANSION. In December 2001, The Leather Factory, Inc. announced plans to expand the Tandy Leather operation through the introduction of Tandy Leather retail stores. We opened fourteen retail stores in 2002 - four by acquiring existing leathercraft stores, nine by opening new stores, and one by converting a Leather Factory store. Management expects to open a similar number of retail stores in 2003.

ROBERTS,  CUSHMAN  SUBSIDIARY

     Cushman is located in Long Island City, N.Y., and produces and sells headwear adornments (decorations that adorn the outside of a hat), manufacturing made-to-order trimmings for the headwear industry for over 140 years. Cushman accounted for 5.1%, 5.3%, and 8.2% of the total consolidated net sales of the Company for 2002, 2001, and 2000, respectively.

     BUSINESS STRATEGY. Cushman has long been considered one of the leaders in the field of headwear trimmings. It designs and manufactures exclusive trimmings for all type of hats. Trims are sold to hat manufacturers directly. Cushman does not employ an outside sales force. Instead, customers visit the facilities in New York and, with a Cushman designer, incorporate their ideas into a customized product. The customer is provided samples or photographs of each design before they leave the premises who can then use the sample as a sales tool to obtain hat orders from their customers. This "design-on-site" process is unique in the industry.

     CUSTOMERS. Currently, there are approximately 90 to 100 headwear manufacturers worldwide. Cushman designs and manufactures trims for over 75 of those manufacturers, supplying customized trims, as well as ribbons, buckle sets, name pins, feathers, etc. Our success in developing and maintaining long-standing relationships with our customers is due primarily to our ability to deliver quality products in a timely manner. Generally, our delivery target is three weeks or less. Cushman's backlog of in-house orders from customers as of March 14, 2003 was $180,000, which approximates one month of sales. Cushman's sales generally do not reflect significant seasonal patterns.

     EXPANSION. Cushman has been successful providing a very specific product line directly to headwear manufacturers. Given the current conditions, we do not believe that there is much room for expansion in the industry, other than to capture additional market share. We have considered the possibility of expanding production to other leather products. However, even though the potential products would be made from leather and therefore could be considered somehow related, we have decided that Cushman's expansion into other products is not feasible at this time.

ADDITIONAL  INFORMATION

     PRODUCTS. Our core business consists of manufacturing, importing and distributing leather, traditional leathercraft materials (do-it-yourself kits, stamping sets, and leatherworking tools), craft-related items (leather lace, beads, and wearable art accessories), hardware, metal garment accessories (belt buckles, belt buckle designs, and conchos), and leather finishes. We attempt to maintain the optimum number of stock-keeping units ("SKUs") in the Leather Factory and Tandy Leather lines to balance proper stock maintenance and minimize out-of-stock situations against carrying costs involved with such an inventory level. We try to maintain higher inventories of certain imported items to ensure a continuous supply.

     The number of SKUs has been refined over the years by the introduction of new products and the discontinuing of selected products. The Company carries approximately 3,400 items in the current lines of leather and leather-related merchandise - 800 of which are exclusively Leather Factory products, 800 exclusively Tandy Leather and 1,800 carried by both Leather Factory and Tandy.

     The products manufactured by the Company generally involve cutting leather into various shapes and patterns using metal dies ("clicking"), fabrication, assembly, and packaging/repackaging tasks. Items made in Fort Worth are primarily distributed under the TejasTM brand name through our stores.

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

     PATENTS, COPYRIGHTS. We presently own 496 copyrights covering 605 registered works, twenty trademarks covering twenty names, and two patents covering three products. Registered trademarks include federal trade name registrations on "The Leather Factory" and "Tandy Leather Company". The trademarks expire at various times starting in 2005 and ending in 2012, but can be renewed indefinitely. Most copyrights granted or pending are on metal products, such as conchos, belt buckles, instruction books, and kits. The expiration period for the copyrights begins in 2062 and ends in 2072. The Company has patents on two belt buckles and certain leather-working equipment known as the "Speedy Embosser." The patents expire in 2011. We consider these intangibles to be valuable assets and defend them as necessary.

     Cushman's products are generally not copyrighted initially as hundreds of new trim designs are continually in process. Once a trim has been selected by a customer for production, has been completed for a line of hats, and has been a strong seller for the season, selected components in the trim are often transferred to Leather Factory, adapted to fit Leather Factory's product line, and copyrighted. Given that the apparel market designs and produces styles at least six months in advance of a particular season, Cushman's product design contributes to Leather Factory's development of new products as we get insight into what styles are expected to be popular in the near future.

     SUPPLIERS. We currently purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States and in more than 20 foreign countries. In 2002, the ten largest vendors accounted for approximately 75% of Leather Factory's and Tandy Leather's combined purchases. Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States. Outbreaks of mad cow and hoof-and-mouth disease (or foot-and-mouth disease) in certain parts of the world can influence the price of leather used in our products. As such an occurrence is beyond the control of the Company, we cannot predict when and to what extent we could be affected in the future. Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

     Cushman purchases components from over 25 vendors, located predominately in the United States. In 2002, Cushman's top ten vendors (in dollars purchased) represented approximately 40% of its total purchases.

     Overall, we believe that our relationships with suppliers are strong and do not anticipate any material changes in these supplier relationships in the future. Due to the number of alternative sources of supply, the loss of any of these principal suppliers would not have a material impact on our operations.

     COMPETITION. We sell our leather and leathercraft-related products in three highly fragmented markets - leathercraft, leather accessories, and retail craft. We encounter competition in connection with certain product lines and in certain areas from different companies, but have no direct competition affecting the entire product line. We compete on price, availability of merchandise, and speed of delivery. Our size relative to most of our competitors creates competitive advantage in our ability to stock a full range of products as well as in buying merchandise. We are able to purchase in bulk and have an international network of suppliers that can provide quality merchandise at lower costs. Most of our competitors do not have the multiple sources of supply and cannot purchase sufficient quantities to compete along a broad range of products. In fact, some of our competitors are also customers, relying on us as a supplier.

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

EMPLOYEES

     As of December 31, 2002, the Company employed 340 people, with 323 on a full-time basis. The Company is not a party to any collective bargaining agreement. Overall, management believes that relations with employees are good.

     Eligible employees participate in The Leather Factory, Inc. Employees' Stock Ownership Plan and Trust ("ESOP"). As of December 31, 2002, 232 employees and former employees were participants in or beneficiaries of the ESOP. The Company has the option of contributing up to 25% of eligible employees' compensation into the ESOP. Net contributions for 2002, 2001, and 2000 were 5.8%, 5.2%, and 5.9%, respectively, of eligible compensation. These contributions are used to purchase shares of the Company's Common Stock. Generally, contributions to the ESOP follow a similar pattern as overall profitability.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company.

                          POSITION AND BUSINESS EXPERIENCE
       NAME AND AGE            DURING PAST FIVE YEARS                   SERVED AS OFFICER SINCE
       ------------       --------------------------------              -----------------------

J. Wray Thompson, 71       Chief Executive Officer since June 1993.
                           President from June 1993 to January 2001.     1993

Ronald C.Morgan, 55        President since January 2001.
                           Chief Operating Officer since June 1993.      1993

Robin L. Morgan, 52        Vice President of Administration
                           since June 1993.                              1993

Shannon L. Greene, 37      Chief Financial Officer since May 2000.
                           Controller from January 1998 to May 2000.
                           Assistant Controller from September 1997 to
                           January  1998.                                2000

Mr. and Mrs. Morgan are married. All officers are elected annually by the Board of Directors to serve for the ensuing year.

ITEM  2.   PROPERTIES.
----------------------

     The Company leases all of its premises. Detailed below are the lease terms for the Company's locations. The general character of the Leather Factory ("LF") store locations is light industrial office/warehouse space. Tandy Leather ("TAN") store locations are generally found in retail strip centers. The Company believes that all of its properties are adequately covered by insurance. The Cushman facility ("RCC") is its manufacturing facility in Long Island City, New York.

     The Company's Fort Worth location includes the Fort Worth Leather Factory store, the Company's central warehouse and manufacturing facility, and the sales, advertising, administrative, and executive offices. The Company also leases a 284 square-foot showroom in the Denver Merchandise Mart for $5,372 per year. This lease will expire in October 2005.



Location                    Total Square Feet  Minimum Annual Rent *   Lease Expiration  Lessee
Chattanooga, TN                         9,040  $               42,739  May 2004          LF
Denver, CO                              5,879                  30,000  September 2004    LF
Harrisburg, PA                          6,850                  40,417  March 2007        LF
Fort Worth, TX                        115,000                 410,958  March 2008        LF
Fresno, CA                              5,600                  44,456  March 2007        LF
Des Moines, IA                          4,000                  30,718  April 2004        LF
Phoenix, AZ                             4,500                  27,053  March 2006        LF
Springfield, MO                         6,000                  24,000  July 2003         LF
Spokane, WA                             5,400                  21,360  February 2004     LF
Albuquerque, NM                         5,000                  31,200  October 2003      LF
Salt Lake City, UT                      3,485                  21,600  July 2004         LF
Baldwin Park, CA                        7,800                  53,400  March 2005        LF
Tampa, FL                               5,238                  38,429  August 2008       LF
San Antonio, TX                         5,600                  42,256  October 2006      LF
Columbus, OH                            6,000                  38,461  October 2006      LF
El Paso, TX                             5,000                  28,252  August 2003       LF
Oakland, CA                             8,000                  54,000  December 2003     LF
Grand Rapids, MI                        8,000                  42,968  March 2004        LF
Wichita, KS                             5,150                  21,360  April 2004        LF
New Orleans, LA                         5,130                  22,200  September 2003    LF
Portland, OR                            5,232                  34,008  April 2004        LF
Charlotte, NC                           6,202                  29,025  February 2006     LF
Billings, MT                            2,600                  12,000  April 2004        LF
Tucson, AZ                              3,600                  21,033  May 2004          LF
Houston, TX                             4,250                  25,753  November 2005     LF
Dallas, TX                              5,040                  27,600  September 2005    LF
Chicago, IL                             6,100                  36,972  August 2006       LF
Long Island City, NY                   10,200                  71,146  June 2003         RCC
Oklahoma City, OK                       3,160                  20,012  December 2006     TAN
Boise, ID                               1,800                  16,200  February 2007     TAN
Sacramento, CA                          1,600                  22,907  April 2007        TAN
East Hartford, CT                       1,200                   9,600  May 2007          TAN
Salt Lake City, UT                      1,750                  21,000  May 2007          TAN
Fort Worth, TX                          3,000                  21,600  July 2007         TAN
Austin, TX                              3,800                  23,250  April 2005        TAN
Dallas, TX                              1,700                  23,052  July 2007         TAN
Albuquerque, NM                         1,764                  16,229  August 2007       TAN
Las Vegas, NV                           1,350                  20,250  June 2007         TAN
Indianapolis, IN                        1,500                  17,727  October 2007      TAN
Peoria, IL                              1,350                  14,833  October 2007      TAN
Memphis, TN                             2,500                  15,000  September 2005    TAN
Tempe, AZ                               1,986                  38,848  October 2007      TAN
Baltimore, MD                           2,200                  16,901  January 2008      TAN
Winnipeg, Manitoba, Canada              5,712                18,376**  November 2007     LF
Toronto, Ontario, Canada                5,614                21,968**  June 2006         LF
Edmonton, Alberta, Canada               5,210                21,572**  August 2007       LF
                            -----------------  ----------------------
Totals                                317,092  $            1,682,689
                            -----------------  ----------------------

* Represents the average minimum annual rent over the balance of the unexpired lease term.
** As converted into U.S. dollars.

ITEM  3.   LEGAL  PROCEEDINGS.
------------------------------

     The Company is involved in litigation in the ordinary course of its business but is not currently a party to any material pending legal proceedings.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-----------------------------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 2002.


                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

     The Common Stock of the Company is traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

                                     2002            2001
                                --------------  --------------
QUARTER ENDED                    HIGH    LOW     HIGH    LOW
-------------                   ------  ------  ------  ------
March 31                        $3.850  $2.010  $1.125  $0.900
June 30                         $3.500  $2.850  $2.240  $0.950
September 30                    $3.240  $2.450  $3.000  $1.800
December 31                     $3.500  $2.800  $2.300  $1.750

     There  were  approximately  644  stockholders  of record on March 11, 2003.

     There have been no cash dividends paid on the shares of the Company's Common Stock and currently dividends cannot be declared or paid without the prior written consent of Wells Fargo Minnesota, N.A., the Company's lender. The Board of Directors has historically followed a policy of reinvesting the earnings of the Company in the expansion of its business. This policy is subject to change based on future industry and market conditions, as well as other factors beyond the control of the Company.

ITEM  6.  SELECTED  FINANCIAL  DATA.
------------------------------------

     The selected financial data presented below are derived from and should be read in conjunction with the Company's Consolidated Financial Statements and related notes. This information should also be read in conjunction with Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations." In particular, see the information there relating to the adoption of a new accounting pronouncement in 2002. The financial impact of the acquisition of Tandy Leather Company in November 2000 is included in the information presented for 2002, 2001 and 2000. Data in prior years have not been restated to reflect acquisitions that occurred in subsequent years.


INCOME STATEMENT DATA                                                                   Years Ended December 31,
                                                                                            2002          2001         2000
                                                                                   -----------------   -----------  -----------
Net sales                                                                          $      39,728,615   $37,279,262  $30,095,264
Cost of sales                                                                             18,393,914    17,934,935   15,147,547
                                                                                   -----------------  ------------  -----------
Gross profit                                                                              21,334,701    19,344,327   14,947,717
Operating expenses                                                                        17,202,927    15,442,359   11,702,633
                                                                                  ------------------   -----------  -----------
Operating income                                                                           4,131,774     3,901,968    3,245,084
Other expense                                                                                311,918       533,482      653,779
                                                                                  ------------------   -----------  -----------
Income (loss) before income taxes                                                          3,819,856     3,368,486    2,591,305
Income tax provision (benefit)                                                             1,224,868     1,362,053    1,049,985
                                                                                  ------------------   -----------  -----------
Income (loss) before cumulative effect of change in accounting principle                   2,594,988     2,006,433    1,541,320
Cumulative effect of change in accounting principle                                       (4,008,831)            -            -
                                                                                  ------------------   -----------  -----------
Net income (loss)                                                                 $       (1,413,842)  $ 2,006,433  $ 1,541,320
                                                                                  ==================   ===========  ===========
Earnings (loss) per share                                                         $            (0.14)  $      0.20  $      0.16
                                                                                  ==================   ===========  ===========
Earnings (loss) per share- assuming dilution                                      $            (0.13)  $      0.19  $      0.15
                                                                                  ==================   ===========  ===========

Weighted average common shares outstanding for:
Basic EPS                                                                                 10,063,581     9,976,071    9,875,606
Diluted EPS                                                                               10,761,669    10,449,306   10,182,803



INCOME STATEMENT DATA                                                      YEARS ENDED DECEMBER 31,
                                                                               1999         1998
                                                                           -----------  -----------
Net sales                                                                  $27,164,399  $22,163,994
Cost of sales                                                               14,907,768   12,428,324
                                                                           ----------- ------------
Gross profit                                                                12,256,631    9,735,670
Operating expenses                                                          10,346,420    8,890,045
                                                                           ----------- ------------
Operating income                                                             1,910,211      845,625
Other expense                                                                  900,304      970,340
                                                                           ----------- ------------
Income (loss) before income taxes                                            1,009,907    (124,715)
Income tax provision (benefit)                                                 574,851     (85,524)
                                                                           ----------- ------------
Income (loss) before cumulative effect of change in accounting principle       435,056     (39,191)
Cumulative effect of change in accounting principle                                  -           -
                                                                           ----------- ------------
Net income (loss)                                                          $   435,056  $  (39,191)
                                                                           =========== ============
Earnings (loss) per share                                                  $      0.04  $     (0.00)
                                                                           =========== ============
Earnings (loss) per share- assuming dilution                               $      0.04  $     (0.00)
                                                                           =========== ============

Weighted average common shares outstanding for:
Basic EPS                                                                    9,853,161    9,803,887
Diluted EPS                                                                  9,890,098    9,803,887



BALANCE SHEET DATA                                            As of December 31,
                                                2002         2001         2000         1999         1998
                                          --------------  -----------  -----------  -----------  -----------

Total assets                              $   19,675,602  $19,548,323  $19,686,079  $18,220,775  $16,029,937
                                          --------------  -----------  -----------  -----------  -----------
Notes payable and current
    Maturities of long term debt               4,218,968    4,527,904    5,759,626    6,061,735    6,139,327
                                          --------------  -----------  -----------  -----------  -----------
Notes payable and long-term
    Debt, net of current maturities                2,256        7,691       13,025      121,686       61,389
                                          --------------  -----------  -----------  -----------  -----------
Total Stockholders' Equity                $   11,170,062  $12,423,671  $10,295,637  $ 8,680,425  $ 8,170,278
                                          ==============  ===========  ===========  ===========  ===========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS.
---------------
     The Company is a leading provider of leather and leathercraft-related items and headwear trims. Its products are sold worldwide through Leather Factory stores, Tandy Leather stores, the Internet, and directly to headwear manufacturers (Cushman only).


RESULTS  OF  OPERATIONS

     The following tables present selected financial data by category for each of the years ended December 31, 2002, 2001 and 2000:


                                      2002                      2001                       2000
                           ------------------------   -------------------------   ------------------------
                                         OPERATING                  OPERATING                   OPERATING
                              SALES       INCOME         SALES        INCOME        SALES         INCOME
                           -----------   ----------   -----------   -----------   -----------   ----------
Leather Factory stores     $30,313,478   $3,742,844   $28,711,006   $3,719,517    $27,060,406   $2,991,804
Tandy Leather stores *       7,387,874      371,372     6,606,090      281,998        575,635      (43,724)
Cushman                      2,027,263       17,558     1,962,166      (99,547)     2,459,223      297,004
                           -----------   ----------   -----------   ----------    -----------   ----------
Total Operations           $39,728,615   $4,131,774   $37,279,262   $3,901,968    $30,095,264   $3,245,084
                           ===========   ==========   ===========   ==========    ===========   ==========

*The  Tandy  Leather  assets  were  acquired  in  November  2000.

                        ANALYSIS OF 2002 COMPARED TO 2001

     Consolidated net sales for 2002 increased $2.4 million, or 6.6%, compared to 2001. We had sales increases in all segments this year with Leather Factory stores contributing $1.6 million to the increase, Tandy stores adding $782,000 and Cushman adding $65,000. The Company experienced an increase in operating income of 5.9% from 2001 to 2002, due primarily to a continued improvement in gross profit margins.

                                                       2002         2001        $CHANGE     % CHANGE
                                                   -----------   -----------   ----------   --------
Net sales                                          $39,728,615   $37,279,262   $2,449,353      6.57%
Cost of sales                                       18,393,914    17,934,935      458,979      2.56%
                                                   -----------   -----------   ----------   --------
Gross profit                                        21,334,701    19,344,327    1,990,374     10.29%
Operating expenses                                  17,202,927    15,442,359    1,760,568     11.40%
                                                   -----------   -----------   ----------   --------
Operating income                                     4,131,774     3,901,968      229,806      5.89%
Other expense                                          311,917       533,482     (221,565)   (41.53%)
                                                   -----------   -----------   ----------   --------
Income before income taxes                           3,819,857     3,368,486      451,371     13.40%
Income tax provision                                 1,224,868     1,362,053     (137,185)  (10.07)%
                                                   -----------   -----------   ----------   --------
Income before change in accounting principle        $2,594,989    $2,006,433     $588,556     29.33%
Cumulative effect of chg in accounting principle    (4,008,831)        -       (4,008,831)       N/A
                                                   -----------   -----------   ----------   --------
Net income (loss)                                  $(1,413,842)   $2,006,433  $(3,420,275)       N/A
                                                   ===========    ==========  ===========   --------

LEATHER  FACTORY  STORES

Net sales for Leather Factory, which is comprised of 30 stores as of December 2002, increased 5.6% as follows:

                                                  2002          2001      $INCR (DECR)  % INCR (DECR)
                                              ------------  ------------  ------------  -------------
Same store sales (27 stores)                  $29,372,715   $28,014,932    $1,357,783       4.85%
% of total                                         96.90%        97.58%        84.73%

New store sales (3 stores)                        809,752       193,674       616,078     318.10%
% of total                                          2.67%         0.67%        38.45%

"Transferred to Tandy" store sales (1 store)      131,011       502,400      (371,389)   (73.92)%
% of total                                          0.43%         1.75%       (23.18)%
                                              -----------   -----------    ----------     -------
Total sales                                   $30,313,478   $28,711,006    $1,602,472       5.58%
                                              ===========   ===========    ==========     =======
                                                  100.00%       100.00%       100.00%
                                              -----------   -----------    ----------

We determine our sales mix based on internally-defined customer groups as follows:

CUSTOMER GROUP               GROUP CHARACTERISTICS
--------------               ---------------------
Retail                       End  users,  consumers,  individuals
Institution                  Prisons,  prisoners,  hospitals, schools, YMCA, Boy Scouts, etc.
Wholesale                    Saddle  &  tack  stores, resellers and distributors, dealers, etc.
Craft                        Craft  stores  (individually  owned)  and  craft  store  chains
Midas                        Small  manufacturers
ASC                          Authorized  Sales  Centers

     As the following table indicates, there was slight variation in our sales mix from 2001 to 2002. However, the majority of the sales growth in dollars was the result of increased sales in our Retail and Craft customer groups. Our Retail sales, while holding steady at approximately 20% of our total 2002 sales, increased in dollars by 19% over last year's retail sales and our Craft sales increased 15% in dollars. We experienced sales gains in most markets, the exception being minimal declines in our Wholesale and Institution groups (2% and 1% declines, respectively).

                QTD 3/31/02   QTR 6/30/02   QTD 9/30/02   QTD 12/31/02   YTD 12/31/02
                -----------   -----------   -----------   ------------   ------------
CUSTOMER GROUP
--------------
Retail               21%          18%            17%            27%          21%
Institution           7%           8%             7%             7%           7%
Wholesale            32%          34%            34%            29%          32%
Craft                26%          25%            28%            20%          25%
Midas                 7%           8%             8%             9%           8%
ASC                   7%           7%             6%             8%           7%
                ----------   ------------   -----------   ------------   -----------
                    100%         100%           100%           100%         100%
                ==========   ============   ===========   ============   ============


                QTD 3/31/01   QTD 6/30/01   QTD 9/30/01   QTD 12/31/01   YTD 12/31/01
                ------------  ------------  ------------  -------------  -------------
CUSTOMER GROUP
--------------
Retail              21%           16%           19%            21%            19%
Institution          8%           10%            6%             6%             8%
Wholesale           32%           34%           34%            38%            34%
Craft               21%           28%           26%            20%            24%
Midas               11%            5%           10%             7%             8%
ASC                  7%            7%            5%             8%             7%
                 ----------   ------------  ------------  -------------  -------------
                   100%          100%          100%           100%           100%
                 ==========   ============  ============  =============  =============

     Operating income for the Leather Factory stores increased $23,000 or 0.63%. Operating expenses were up 10.04% from 2001 - with increases in personnel costs (wages and health insurance) and advertising contributing the majority of the increase. Manager bonuses were up in 2002 as well due to the increased operating profits of the stores over 2001.

     Gross  margin  as  a  percentage  of sales improved from 52.50% for 2001 to
53.56%  for  2002.  We  believe,  generally speaking, that the Leather Factory's gross margin has little room for additional improvement due to the mix of customers it serves. We continue to negotiate with vendors for lower pricing of product that we purchase and we believe we were successful in that endeavor in most of our product categories. We will continue to look for opportunities in our purchasing efforts as those opportunities present themselves; however, we also believe that we have maximized those efforts as much as can reasonably be expected at the present time. Future fluctuations in gross margins will occur primarily as a result of the mix of the product categories sold and the correlating margins associated with those categories. Our product line is made up of approximately 2,600 items. We have further expanded our merchandise categories from those discussed in our 2001 Annual Report as follows:

MERCHANDISE CATEGORY                                           2002 GP %    2001 GP %
----------------------------------------------------           ---------    ---------
Belt Strips and Straps                                            59.93%      56.26%
Books, Patterns and Videos                                        60.99%      58.39%
Buckles                                                           62.13%      58.33%
Conchos                                                           68.43%      65.94%
Craft Supplies                                                    60.54%      57.54%
Custom Tools and Hardware                                         56.89%      52.08%
Dyes, Finishes, Glues and Supplies                                53.52%      52.41%
Hand Tools                                                        55.89%      54.78%
Hardware                                                          58.33%      57.59%
Kits                                                              51.47%      46.44%
Laces                                                             47.06%      40.85%
Leather                                                           41.54%      37.73%
Shoe Supplies                                                     49.80%      45.97%
Stamping Tools                                                    60.76%      57.66%
                                                                --------    --------
Leather Factory store gross profit margin  (overall)              53.56%      52.50%
                                                                ========    ========

TANDY  LEATHER  STORES

     Tandy Leather was operated strictly as an order fulfillment house for orders generated via phone, fax, mail order, and Internet in 2001. In 2002, we began the development of the retail store chain while temporarily operating the order fulfillment house. This unit was eliminated as of September 1, 2002. The fourteen retail stores opened in 2002 were as follows:

LOCATION                      SQ FOOTAGE        MONTH OPENED
------------------            ----------        ------------
Oklahoma City, OK (1)              3,160          January
Boise, ID (1)                      1,800            March
Sacramento, CA                     1,600             June
E Hartford, CT                     1,200            April
Salt Lake City, UT                 1,750             June
Fort Worth, TX                     3,000              May
Austin, TX (2)                     3,800             June
Dallas, TX                         1,700           August
Albuquerque, NM                    1,764           August
Las Vegas, NV                      1,350           August
Indianapolis, IN                   1,500          October
Peoria, IL                         1,350          October
Memphis, TN (1)                    2,500          October
Tempe, AZ (1)                      1,986         November

     (1)  Purchased  existing  leathercraft  store
     (2)  Formerly  a  Leather  Factory  store

     Net sales for Tandy Leather, which was comprised of 14 retail stores as of December 2002, increased 11.8% as follows:

                                                   2002         2001      $ INCR(DECR)   % INCR(DECR)
                                                -----------  -----------  ------------   ------------
Order fulfillment house (closed 9/1/02)          $3,605,087   $6,606,090   $(3,001,003)      (45.43)%
% of total                                           48.80%      100.00%     (383.87)%

New store sales (13 stores)                       3,249,214        -         3,249,214        ***
% of total                                           43.98%        0.00%       415.62%

Former "Leather Factory" store sales (1 store)      533,573        -           533,573        ***
% of total                                            7.22%        0.00%        68.25%
                                               ------------  -----------  ------------
Total sales                                      $7,387,874   $6,606,090   $   781,784         11.83%
                                               ============  ===========  ============
                                                    100.00%      100.00%       100.00%

     We intend to continue the expansion of Tandy's retail store chain in 2003 by opening a total of 10-12 new stores throughout the year as long as the domestic retail leathercraft market can support the additional stores. Through the end of March, we have opened five stores in 2003: the Baltimore, MD store opened in January, the Tulsa, OK store opened in February, and stores in Pittsburgh, PA, Orange County, CA, and Atlanta, GA opened in March. We remain committed to a conservative growth plan that minimizes risks to the Company's profits and financial stability.

     We moved Tandy to a new point-of-sale software in April 2002 which allows us to track its sales mix in a similar fashion as that of the Leather Factory.


CUSTOMER GROUPS                  2002            2001
---------------                  ----            ----
Retail                            65%             53%
ASC                                8%             18%
Wholesale                         15%             14%
Institution                       12%             15%
Craft                              *              N/A
Midas                              *              N/A
                                 ----            ----
                                 100%            100%
                                 ====            ====

*  less  than  1%

On  a  quarterly  basis  in  2002,  Tandy's  sales  mix  was  as  follows:

CUSTOMER GROUPS   Q1    Q2    Q3    Q4
---------------  ----  ----  ----  ----
Retail            61%   57%   62%   65%
ASC               15%    9%    7%    8%
Wholesale         11%   16%   18%   15%
Institution       12%   17%   12%   11%
Craft              1%    0%    *     *
Midas              0%    1%    *     *
                 ----  ----  ----  ----
Total            100%  100%  100%  100%
                 ====  ====  ====  ====

*  less  than  1%

     As indicated by the percentages in the table above, Tandy's sales mix is following that of historical performance in that sales to summer camps (in our Institution customer category) is especially high in the second quarter of the year and retail sales typically rise in the fourth quarter due to the holiday shopping season.

     Due to the elimination of the order fulfillment house ("OFH") during the year and the introduction of the fourteen retail stores, we present the financial performance of the two operational structures separately:

                       OFH         %          STORES       %          TOTAL        %
                    ----------  -------     ----------  -------     ----------  -------
Net sales           $3,605,087  100.00%      $3,782,787  100.00%     $7,387,874  100.00%
Cost of sales        1,519,404   42.15%       1,473,086   38.94%      2,992,490   40.51%
                    ----------               ----------              ----------
Gross profit         2,085,683   57.85%       2,309,701   61.06%      4,395,384   59.49%
Operating expenses   2,021,976   56.09%       2,002,036   52.92%      4,024,012   54.47%
                    ----------               ----------              ----------
Operating income    $   63,707    1.77%      $  307,665    8.14%     $  371,372    5.02%
                    ----------               ----------              ----------

     While we believe that the stores are able to improve their operating efficiency and will continue to work toward that end, we also believe that the table above proves our theory that the retail stores can operate much more efficiently than a centralized order fulfillment house. The largest expenses for the stores, as a percentage of sales, are salaries and wages, advertising, and shipping. While it is unrealistic to expect an elimination of shipping expenses (shipping product to customers) by the stores, we do expect this expense to decrease as more stores are open and our over-the-counter sales increase.

CUSHMAN

     Cushman's sales were up modestly in 2002 (3.3%) while gross profit margins increased from 28.6% to 34.6%, an improvement of 21%. We still believe Cushman is continuing to gain market share in the industry and that belief was further strengthened in 2002 as one of our main competitors went out of business in late 2002. Operating income increased from a $99,000 loss in 2001 to income of $17,000 for 2002. The elimination of goodwill amortization accounted for the improvement. Overall, we are pleased with Cushman's performance in 2002 and believe we will see continued improvement in 2003.

     See "Financial Condition" section below for detailed discussion regarding the effect of the change in accounting principle and the resulting write-down of Cushman's goodwill in 2002.

OTHER  EXPENSE  AND  PROVISION  FOR  INCOME  TAXES

     Other expenses decreased approximately 42%. The decrease is attributable to the interest paid on our outstanding debt. While there was only a slight drop in the interest rate during 2002 compared to 2001, the average outstanding debt balance dropped significantly. Our average outstanding debt balance in 2002 was $3,600,000 while the 2001 average outstanding debt balance was $4,900,000.

     The provision for federal and state income taxes was 32% of 2002 income before taxes compared to 40% in 2001. The reduction results from the conversion of the operating entities from corporations to more tax-favored entities (limited partnership) in certain states in which we operate and the elimination of goodwill amortization for book purposes in 2002.

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


                               2001         2000       $ CHANGE    % CHANGE
                            -----------  -----------  -----------  ---------
Net sales                   $37,279,262  $30,095,264   $7,183,998    23.87%
Cost of sales                17,934,935   15,147,547    2,787,388    18.40%
                             ----------  -----------  -----------
Gross profit                 19,344,327   14,947,717    4,396,610    29.41%
Operating expenses           15,442,359   11,702,633    3,739,726    31.96%
                             ----------  -----------  -----------
Operating income              3,901,968    3,245,084      656,884    20.24%
Other expense                   533,482      653,778     (120,296   (18.40%)
                             ----------  -----------  -----------
Income before income taxes    3,368,486    2,591,306      777,180    29.99%
Income tax provision          1,362,053    1,049,986      312,067    29.72%
                             ----------  -----------  -----------
Net income                   $2,006,433   $1,541,320   $  465,113    30.18%
                            ===========   ==========  ===========

LEATHER  FACTORY  STORES

     Net sales for Leather Factory, which is comprised of 30 stores as of December 2001, increased 6.1%. The four new stores opened in late 2000 and 2001 contributed a significant portion (77.8%) of the sales increase; while same store sales contributed the remainder.

     The majority of the overall sales increase was to our Craft customers. Our Retail sales, while holding steady at 20% of our total sales, increased in dollars by 8% over last year's retail sales. We experienced sales declines in our Institution and Midas markets, but compensated by gains in the Wholesale and ASC groups.

     Operating income for Leather Factory increased by $728,000 and improved the operating margin to net sales from 11.1% in 2000 to 12.9% in 2001. The increase in operating income results from improved gross profit margins as well as a slight improvement in operating efficiency. Operating expenses decreased slightly (0.42%) as a percentage of sales. Management's target for Leather Factory's operating expenses as a percentage of sales is 40% or less and that target was met for 2001.

     Gross margin as a percentage of sales improved by 1.75 basis points primarily as a result of the changes we made in sourcing product - purchasing from different vendors at a lower price. Leather represents approximately 40% of our inventory (in dollars) at any given time and also represents approximately 40% of our sales. However, we earn the smallest amount of gross profit margin on the leather we sell - for 2001 and 2000, gross profit margin on leather sold was approximately 38%. The improvement in our margins comes from the items sold in the other categories.

TANDY  LEATHER  ORDER  FULFILLMENT

     Tandy Leather was acquired by the Company in November 2000; therefore our results for 2000 only included one month's operation for Tandy Leather. In 2001, Tandy operated strictly as an order fulfillment house for orders generated via phone, fax, mail order, and Internet.

     Our 2001 sales target was $7.0 million, based on Tandy's annual sales prior to acquisition. Tandy missed that target by $394,000. However, we discovered early in the year that some of Tandy's sales were at very low profit margins and, in a few cases, were below cost. We quickly adjusted selling prices to eliminate these low-margin sales problems and as a result, lost some sales from customers who were not willing to pay the new prices. Therefore, even though Tandy's 2001 sales were slightly below expectation, we improved gross profit margins by over 12 percentage points. Operating expenses as a percentage of sales were held virtually constant from 2000 to 2001 at 51.8%.

CUSHMAN

     Cushman's sales were down 20% in 2001, even though we believe that we continue to gain market share from our competitors because of our commitment to timely delivery of quality product. The primary reason for this decrease is not caused by a reduction in number of trims produced, but in the type of trims produced.

     The popularity of the straw hat, which is a more casual hat versus the felt hat, is increasing every year due in part to straw hats being less expensive than felt and in part to the fashion trends. Historically, straw hats were worn in the spring and summer seasons while felt hats were the hat of choice in the fall and winter. Now it is acceptable to wear straw hats year round. The global warming theory may also contribute to this shift in the headwear trend as straw hats are cooler to wear than felt hats. As a result, the trims being requested by the manufacturers are made from materials other than leather. Leather trims are the most expensive, but generally are not put on straw hats. Therefore, even though we produced as many trims in 2001 as we did in 2000, the selling price of these non-leather trims is much lower than that of the leather trims.

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

OTHER  EXPENSE  AND  PROVISION  FOR  INCOME  TAXES

     Other expenses decreased approximately 18%. The decrease is attributable to the reduction in the interest rates during 2001 compared to 2000. Our average interest rate in 2000 was 9.7% while the average interest rate in 2001 was 7.4%. In addition, there was a slight decrease in our average outstanding debt balance from $5.1 million in 2000 to $4.9 million in 2001.

     The provision for federal and state income taxes was 40% of 2001 pre-tax income - the same as in 2000. The dollar increase in our income tax expense results from the increase in income.

FINANCIAL  CONDITION

     At December 31, 2001, we had inventory of $9.0 million and net property and equipment of $1.3 million. Goodwill and other intangibles (net of amortization and depreciation) were $4.5 million and $477,000, respectively. The Company also holds $250,000 in a leather artwork collection, most of which was created by Al Stohlman, a legendary leathercrafter. Net total assets were $19.5 million. Current liabilities were $7.1 million (including $4.5 million of current maturities of long-term debt), while long-term debt was $8,000. Total stockholders' equity at the end of 2001 had increased to $12.4 million, principally as a result of the $2.0 million of net income recorded during 2001.

     During 2001, net cash provided from operating activities was $2.0 million. We applied $1.2 million to reduce the outstanding balance on our credit facility described below, leaving an outstanding principal balance of $4.5 million as of December 31, 2001.

     As a result of various acquisitions made during our history, we had recorded goodwill on our consolidated balance sheet and had amortized this goodwill through the end of 2001. In June 2001, the Financial Accounting Standards Board ("FASB") issued a new accounting rule regarding the amortization of goodwill (SFAS No. 142, Goodwill and Other Intangible Assets). As a result of that pronouncement, effective January 1, 2002, the amortization of goodwill (and other intangible assets with indefinite lives) ceased and goodwill was subject to an impairment test based on its fair value.

     The majority of the goodwill ($4.5 million) as presented on our consolidated balance sheet at December 31, 2001 belonged to Cushman. Given the current trends of the industry in which Cushman operates and Cushman's financial results over the last several years, we felt it necessary to engage a business valuation firm to determine Cushman's fair value. Based on that assessment, we incurred an impairment write-down of all of the Cushman goodwill in the first quarter of 2002 in the amount of $4.0 million.

     The write-down was only partially offset by the Company's 2002 income before giving effect to this accounting change. Retained earnings and total stockholders' equity at the end of 2002 were $7.1 million and $11.2 million, down from $8.5 million and $12.4 million at the end of 2001. The Company does not anticipate any other similar write-downs at this time.

      At December 31, 2002, we owned $12.7 million of inventory and $2.0 million of property and equipment. Goodwill and other intangibles (net of amortization and depreciation) were $686,000 and $483,000, respectively and we still hold $250,000 in a leather artwork collection. Net total assets were $19.7 million. Current liabilities were $8.3 million (including $4.2 million of current maturities of long-term debt), while long-term debt was $2,000. Total stockholders' equity at the end of 2002 had decreased to $11.2 million, principally as a result of the $1.4 million net loss recorded during 2002.

CAPITAL  RESOURCES  AND  LIQUIDITY

     On March 20, 2002, the Company entered into a Credit and Security Agreement with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"), which replaced the borrowing arrangement with Wells Fargo Business Credit, Inc. ("WFBC"). The facility matures in November 2004 and is secured by all of the assets of the Company.

     The Company is currently in compliance with all covenants and conditions contained in the Credit Facility and has no reason to believe that it will not continue to operate in compliance with the provisions of these financing arrangements. The principal terms and conditions of the Credit Facility are described in further detail in Note 4 Notes Payable and Long-Term Debt to the Consolidated Financial Statements.

     The Company borrows and repays funds under revolving credit terms as needed. Principal balances at the end of each quarter are shown below:

4TH QTR. '01   1ST QTR. '02   2ND QTR. '02   3RD QTR. '02   4TH QTR. '02
-------------  -------------  -------------  -------------  -------------
   (WFBC)      (WELLS FARGO)  (WELLS FARGO)  (WELLS FARGO)  (WELLS FARGO)
  $4,500,422    $2,978,645     $3,323,269     $3,899,379     $4,213,533

     Total indebtedness with WFBC at the end of 2001 and with Wells Fargo at the end of 2002 are shown below:

                                       DECEMBER 31,
                           2001                          2002
                -----------------------------  -----------------------------
                           WFBC                       WELLS FARGO
                -----------------------------  -----------------------------
                 PRINCIPAL   ACCRUED INTEREST   PRINCIPAL   ACCRUED INTEREST
                ----------- -----------------  ----------- -----------------
Revolving Line  $ 4,500,422 $          19,657  $ 4,213,533  $         15,706
                =========== =================  ===========  ================

     The primary source of liquidity and capital resources during 2002 was cash flow provided by operating activities and our Credit and Security Agreement with Wells Fargo. Cash flows from operations for 2002 were $1.4 million. The largest portion of the operating cash flow was generated from income before the goodwill write-off.

     Consolidated accounts receivable decreased to $1.9 million at December 31, 2002 compared to $2.3 million at December 31, 2001. Average days to collect accounts improved from 47.86 days in 2001 to 43.54 days in 2002 on a consolidated basis. Individually, Leather Factory's days to collect was 41.52 days for 2002, an improvement over 2001 of 2.01 days. Tandy's days to collect was 34.09 days for 2002, an improvement of 17.59 days from 2001. Cushman's days to collect was 63.26 for 2002, an improvement of 11.87 days from 2001. Tandy's significant improvement in average days to collect is the result of the significant collection of delinquent accounts obtained in the Tandy Leather acquisition.

     Inventory increased to $12.7 million at December 31, 2002 from $9.0 million at the end of 2001. This increase was principally attributable to (1) our efforts to boost inventory in anticipation of the dock strike on the West Coast of the United States that has since ended, (2) the surge in flow of goods to us after the strike ended and the backlog of shipments unloaded, and (3) the addition of the fourteen new Tandy Leather stores in 2002. We have reduced our inventory purchases considerably in the first quarter of 2003 in order to return inventory to customary levels, although we anticipate it will be into the 2nd quarter of 2003 before the inventory begins to level out.

     Consolidated inventory turned 3.65 times during 2002, a slight slowdown from 2001 (4.08 times) and essentially the same as 2000 (3.64 times). Separately, Tandy Leather's 2002 and 2001 inventory turns were 8.10 times and
4.79 times, respectively. Leather Factory's inventory turned 3.20 times in 2002 and 3.96 times in 2001, and Cushman's inventory turned 4.12 times and 3.86 times in 2002 and 2001, respectively. The significant improvement in the inventory turn rate for Tandy Leather is due to the elimination of its central warehouse in September 2002 (combined into Leather Factory's warehouse). We now record only merchandise held in Tandy Leather stores as Tandy Leather inventory.

     Leather Factory's turns slowed slightly in 2002 because it added the Tandy Leather warehouse inventory to the goods held for the Leather Factory store system. Additionally, the increase in inventory arriving at the central warehouse in the fourth quarter adversely affected Leather Factory's inventory turns. Leather Factory store inventory turns, excluding the central warehouse inventory, were approximately 7.0 and 6.5 turns in 2002 and 2001, respectively. We compute our inventory turnover rates as sales divided by average inventory.

     Accounts payable increased to $1.6 million at December 31, 2002 from $1.3 million at the end of 2001. The increased inventory on hand at the end of 2002 accounted for the increase.

     The Company's current ratio improved at December 31, 2002 to 1.94, compared to 1.82 at December 31, 2001. If, however, accounting rules had not required the Company's debt with Wells Fargo to be classified as short-term (even though the stated maturity is in November 2004), the current ratio at December 31, 2002 would have been 3.94.

     The largest use of operating cash in 2002 was for debt reduction and various capital expenditures. Capital expenditures totaled $1,073,000 and $630,000 for the years ended December 31, 2002 and 2001, respectively. Capital expenditures in 2002 included approximately $600,000 in leasehold improvements for the central warehouse and factory consolidation and remodeling of the Fort Worth Leather Factory store.

     The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2002:

                                                    PAYMENTS DUE BY PERIODS
                               ------------------------------------------------------------------
                                                LESS THAN     1 - 3
CONTRACTUAL OBLIGATIONS              TOTAL       1 YEAR       YEARS     4 -5 YEARS  AFTER 5 YEARS
-----------------------------  --------------   ---------  -----------  ----------  -------------
LONG-TERM DEBT*                $    4,213,533        -     $4,213,533        -            -
CAPITAL LEASE OBLIGATIONS               8,002  $    6,859       1,143        -            -
OPERATING LEASES                    5,744,905   1,594,438   3,349,950   $ 800,517         -
                               --------------  ----------  ----------   ---------   -------------
TOTAL CONTRACTUAL OBLIGATIONS  $    9,966,440  $1,601,297  $7,564,626   $ 800,517   $     -
                               ==============  ==========  ==========   =========   =============

_____________
*  The  Company's loan from Wells Fargo matures in November 2004.  The loan's maturity can be accelerated in the event of a  material  adverse  change  or  upon  other  occurrences  described  in  the  related  credit  agreement.

CRITICAL  ACCOUNTING  POLICIES

     The analysis and discussion of our financial condition and results of operations is based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that we believe are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company's accounting policies are stated in Note 2 to the consolidated financial statements. We have summarized below the accounting policies that we believe are most critical to an understanding of the preparation of our financial statements.

     BASIS OF CONSOLIDATION. We report our financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, The Leather Factory, Inc., and its subsidiaries as a whole. Transactions between the parent company and any subsidiaries are eliminated for this purpose. We own all of the capital stock of our subsidiaries, and we do not have any subsidiaries that are not consolidated. None of our subsidiaries is "off balance sheet".

     REVENUE RECOGNITION. We recognize revenue for retail (over the counter) sales as transactions occur and other sales upon shipment of our products provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

     ALLOWANCE FOR ACCOUNTS RECEIVABLE. We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. This allowance is an estimate based primarily our evaluation of the customer's financial condition, past collection history, and the aging of the account. If the financial condition of any of our customers deteriorates, resulting in an impairment or inability to make payments, additional allowances may be required.

     INVENTORY. Inventory is stated at the lower of cost or market and is accounted for on the "first in, first out" method. This means that sales of inventory treat the oldest item of identical inventory as being the first sold. In addition, we periodically reduce the value of our inventory for slow-moving or obsolete inventory. This reduction is based on management's review of items on hand compared to their estimated future demand. If actual future demand is less favorable than those projected by management, additional write-downs may be necessary. Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.

     GOODWILL. We have indicated above that a change in the accounting rules necessitated a change in 2002 in how we report goodwill on our balance sheet. As a result, we incurred an impairment write-down in the first quarter of 2002 of our investment in Cushman in the amount of $4 million. The remaining goodwill on our balance sheet is analyzed by management periodically to determine the appropriateness of its carry value. As of December 31, 2002, management has determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. If actual results of these stores differs significantly from management's projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on the Company's balance sheet.

FORWARD-LOOKING  STATEMENTS

     "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report contain forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future occurrences. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

- Involvement by the United States in war and other military operations in the Middle East could disrupt international trade and affect the Company's inventory sources.

- The recent slump in the economy in the United States, as well as abroad, may cause our sales to decrease or not to increase or adversely affect the prices charged for our products. Also, hostilities, terrorism or other events could worsen this condition.

- As a result of the on-going threat of terrorist attacks on the United States, consumer buying habits could change and decrease our sales.

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

- We might fail to realize the anticipated benefits of the opening of Tandy Leather retail stores or other retail initiatives might not be successful.

- Tax or interest rates might increase. In particular, interest rates are likely to increase at some point from their present low levels. These increases will increase our costs of borrowing funds as needed in our business.

- Any change in the commercial banking environment may affect us and our ability to borrow capital as needed.

- Other uncertainties, which are difficult to predict and many of which are beyond the control of the Company, may occur as well.

The  Company  does  not  intend  to  update  forward-looking  statements.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------------------------------------------------------------------------

     We face exposure to financial market risks, including adverse movement in foreign current exchange rates and changes in interest rates. These exposures may change over time and could have a material impact on our financial results. We do not use or invest in market risk sensitive instruments to hedge any of these risks or for any other purpose.

FOREIGN  CURRENCY  EXCHANGE  RATE  RISK

     Our primary foreign currency exposure is related to our subsidiary in Canada. The Leather Factory of Canada, Ltd. has local currency (Canadian dollar) revenue and local currency operating expenses. Changes in the currency exchange rate impacts the U.S. dollar amount of revenue and expenses. See Note 12 to the Consolidated Financial Statements, Segment Information, for financial information concerning the Company's foreign activities.

INTEREST  RATE  RISK

     We are subject to market risk associated with interest rate movements on outstanding debt. Our borrowings under the credit facility with Wells Fargo accrue interest at a rate that changes with fluctuations in the prime rate. Based on the Company's level of debt at March 15, 2003, an increase of one percent in the prime rate would result in additional interest expense of approximately $60,000 during a twelve-month period.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
----------------------------------------------------------

     The Financial Statements and Financial Statement Schedule are filed as a part of this report. See page 22, Index to Consolidated Financial Statements.

ITEM  9.  CHANGE  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
----------------------

     None

                            THE LEATHER FACTORY, INC.
                            -------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Consolidated Balance Sheets at December 31, 2002 and 2001                    25

Consolidated Statements of Income for the Years Ended
      December 31, 2002, 2001 and 2000                                       26

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2002, 2001 and 2000                                       27

Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2002, 2001 and 2000                                         28

Notes to Consolidated Financial Statements                                   29

     Financial Statements Schedules for the years ended
           December 31, 2002, 2001 and 2000:

     II - Valuation and Qualifying Accounts and Reserves                     41

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Auditors                                               42

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,    December 31,
                                                                                       2002            2001
                                                                                  -------------   --------------
ASSETS
CURRENT ASSETS:
  Cash                                                                            $     101,557   $     409,040
  Cash restricted for payment on revolving credit facility                              553,839         491,729
  Accounts receivable-trade, net of allowance for doubtful accounts
      of $78,000 and $191,000 in 2002 and 2001, respectively                          1,938,698       2,297,953
  Inventory                                                                          12,695,344       9,054,269
  Prepaid income taxes                                                                   55,644               -
  Deferred income taxes                                                                 159,090         128,111
  Other current assets                                                                  672,117         479,390
                                                                                  --------------  --------------
    Total current assets                                                             16,176,289      12,860,492
                                                                                  --------------  --------------

PROPERTY AND EQUIPMENT, at cost                                                       5,321,749       4,201,368
  Less-accumulated depreciation and amortization                                     (3,301,898)     (2,858,869)
                                                                                  --------------  --------------
    Property and equipment, net                                                       2,019,851       1,342,499

GOODWILL, net of accumulated amortization of $734,000
  and $1,583,000 in 2002 and 2001, respectively                                         686,484       4,535,412
OTHER INTANGIBLES, net of accumulated amortization of
  $113,000 and $66,000, in 2002 and 2001, respectively                                  483,507         476,908
OTHER assets                                                                            309,471         333,012
                                                                                  --------------  --------------
                                                                                  $  19,675,602   $  19,548,323
                                                                                  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $   1,594,909   $   1,303,596
  Accrued expenses and other liabilities                                              2,503,331       1,171,152
  Income taxes payable                                                                     -             52,662
  Notes payable and current maturities of long-term debt                              4,218,968       4,527,904
                                                                                  --------------  --------------
    Total current liabilities                                                         8,317,208       7,055,314
                                                                                  --------------  --------------

DEFERRED INCOME TAXES                                                                   186,076          61,647

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                               2,256           7,691

COMMITMENTS AND CONTINGENCIES (Note 7)                                                        -               -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value; 20,000,000 shares authorized,
      none issued or outstanding                                                              -               -
  Common stock, $0.0024 par value; 25,000,000 shares authorized, 10,149,961 and
      9,991,161 shares issued and outstanding at 2002 and 2001, respectively             24,360          23,979
  Paid-in capital                                                                     4,163,901       4,030,508
  Retained earnings                                                                   7,064,345       8,478,187
  Less: Notes receivable - secured by common stock                                      (44,003)        (71,939)
  Accumulated other comprehensive loss                                                  (38,541)        (37,064)
                                                                                  --------------  --------------
    Total stockholders' equity                                                       11,170,062      12,423,671
                                                                                  --------------  --------------
                                                                                  $  19,675,602   $  19,548,323
                                                                                  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                               2002          2001          2000
                                                           ------------  ------------  -----------
NET SALES                                                  $39,728,615   $37,279,262   $30,095,264

COST OF GOODS SOLD                                          18,393,914    17,934,935    15,147,547
                                                           -----------   -----------   -----------
Gross Profit                                                21,334,701    19,344,327    14,947,717

OPERATING EXPENSES                                          17,202,927    15,442,359    11,702,633
                                                           -----------   -----------   -----------
INCOME FROM OPERATIONS                                       4,131,774     3,901,968     3,245,084

OTHER EXPENSE:
Interest Expense                                             (246,878)     (458,558)     (617,400)
Other, net                                                    (65,039)      (74,924)      (36,379)
                                                           -----------   -----------   -----------
Total Other Expense                                          (311,917)     (533,482)     (653,779)
                                                           -----------   -----------   -----------

INCOME BEFORE INCOME TAXES and CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     3,819,857     3,368,486     2,591,305

PROVISION FOR INCOME TAXES                                   1,224,868     1,362,053     1,049,985
                                                           -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                      2,594,989     2,006,433     1,541,320

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                        (4,008,831)        -             -
                                                           -----------   -----------   -----------
NET INCOME (LOSS)                                          $(1,413,842)   $2,006,433    $1,541,320
                                                           ===========   ===========   ===========


NET INCOME (LOSS) PER COMMON SHARE - BASIC:
Income before Cumulative Effect of Accounting Principle         $ 0.26         $0.20         $0.16
Cumulative Effect of Change in Accounting Principle, net         (0.40)          -             -
                                                           -----------   -----------   -----------
NET INCOME PER COMMON SHARE                                     $(0.14)        $0.20         $0.16
                                                           ===========   ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income before Cumulative Effect of Accounting Principle         $ 0.24         $0.19         $0.15
Cumulative Effect of Change in Accounting Principle, net         (0.37)          -             -
                                                           -----------   -----------   -----------
NET INCOME PER COMMON SHARE - DILUTED                           $(0.13)        $0.19         $0.15
                                                           ===========   ===========   ===========


WEIGHTED AVERAGE NUMBER OF SHARES:
Basic                                                       10,063,581     9,976,181     9,875,606
Diluted                                                     10,761,670    10,449,306    10,182,803

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                                                      2002          2001          2000
                                                                                  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                 $(1,413,842)   $2,006,433    $1,541,320
Adjustments to reconcile net income (loss) to net cash
provided by operating activities -
   Depreciation and amortization                                                      491,312       730,153       582,778
   Loss on disposal of assets                                                             -           5,588         5,089
   Amortization of deferred financing costs                                            37,038        45,753        44,804
   Deferred income taxes                                                              (30,184)       (8,135)        4,056
   Other                                                                               (2,502)      (10,898)       (4,184)
   Cumulative effect of change in accounting principle                              4,008,831           -             -
   Net changes in assets and liabilities, net of effects of business acquisitions:
     Accounts receivable-trade, net                                                   359,255      (105,957)      368,848
     Inventory                                                                     (3,463,866)      151,629     1,562,274
     Income taxes                                                                      16,124       (42,133)     (379,467)
     Other current assets                                                            (192,726)      230,695        83,990
     Accounts payable                                                                 291,311      (856,314)     (137,686)
     Accrued expenses and other liabilities                                         1,332,179      (119,461)      230,732
                                                                                  ------------  ------------  ------------
   Total adjustments                                                                2,846,772        20,920     2,361,234
                                                                                  ------------  ------------  ------------
   Net cash provided by operating activities                                        1,432,930     2,027,353     3,902,554
                                                                                  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                 (1,073,515)    (629,773)      (377,840)
Payments in connection with businesses acquired                                      (435,747)         -       (2,999,159)
Proceeds from sale of assets                                                             -           3,200          2,484
(Increase) decrease in other assets                                                   (14,754)      (1,386)         2,519
Other intangible costs                                                                 (1,625)          -             -
                                                                                  ------------  ------------  ------------
Net cash used in investing activities                                              (1,525,641)    (627,959)    (3,371,996)
                                                                                  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit loans                                    (286,889)  (1,150,543)      (167,687)
Payments on notes payable and long-term debt                                          (27,482)    (105,189)      (243,083)
Increase in cash restricted for payment on revolving credit loans                     (62,110)    (101,262)       (72,563)
Payments received on notes secured by common stock                                     27,936       48,400         33,077
Deferred financing costs incurred                                                         -            -          (25,626)
Proceeds from issuance of common stock                                                133,774       84,099         45,000
                                                                                  ------------  ------------  ------------
Net cash used in financing activities                                                (214,772)  (1,224,495)      (430,882)
                                                                                  ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH                                                      (307,483)     174,899         99,676

CASH, beginning of period                                                             409,040      234,141        134,465
                                                                                  ------------  ------------  ------------
CASH, end of period                                                                  $101,557     $409,040       $234,141
                                                                                  ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period                                                      $213,791     $443,925       $572,557
Income tax paid during the period                                                   1,254,679    1,414,404      1,424,648

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements                            -         $18,676           -

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                      Common Stock
                                                             ---------------------------------
                                                                 Number             Par          Paid-in       Retained
                                                               of shares           value         capital       earnings
                                                             -------------   -----------------  ----------  ---------------
BALANCE, December 31, 1999                                       9,853,161   $          23,648  $3,901,740  $    4,930,434

  Payments on notes receivable secured by common stock                -                   -           -               -

  Shares issued - stock options exercised                           55,000                 132      44,868            -

  Net income                                                          -                   -           -          1,541,320

  Translation adjustment                                              -                   -           -               -
                                                              ------------   -----------------  ----------  ---------------
BALANCE, December 31, 2000                                       9,908,161   $          23,780  $3,946,608  $    6,471,754

  Payments on notes receivable secured by common stock                -                   -           -               -

  Shares issued - stock options exercised                           83,000                 199      83,900            -

  Net income                                                          -                   -           -          2,006,433

  Translation adjustment                                              -                   -           -               -
                                                              ------------   -----------------  ----------  ---------------
BALANCE, December 31, 2001                                       9,991,161   $          23,979  $4,030,508  $    8,478,187

  Payments on notes receivable secured by common stock                -                   -           -               -

  Shares issued - stock options and warrants exercised             158,800                 381     133,393            -

  Net loss                                                            -                   -           -         (1,413,842)

  Translation adjustment                                              -                   -           -               -
                                                              ------------   -----------------  ----------  ---------------
BALANCE, December 31, 2002                                      10,149,961   $          24,360  $4,163,901  $    7,064,345
                                                              ============   =================  ==========  ===============

                                                                  Notes      Accumulated
                                                               Receivable       Other                      Comprehensive
                                                               secured by     Cumulative                      Income
                                                              common stock       Loss        Total            (Loss)
                                                             --------------  ------------  -----------   ----------------
BALANCE, December 31, 1999                                   $    (153,416)  $   (21,981)  $ 8,680,425

  Payments on notes receivable secured by common stock              33,077          -           33,077

  Shares issued - stock options exercised                             -             -           45,000

  Net income                                                          -             -        1,541,320   $     1,541,320

  Translation adjustment                                              -           (4,185)       (4,185)           (4,185)
                                                             --------------  ------------  -----------   ----------------
BALANCE, December 31, 2000                                   $    (120,339)  $   (26,166)  $10,295,637

  Comprehensive income for the year ended December 31, 2000                                              $     1,537,135
                                                                                                         ================

  Payments on notes receivable secured by common stock              48,400          -           48,400

  Shares issued - stock options exercised                             -             -           84,099

  Net Income                                                          -             -        2,006,433         2,006,433

  Translation adjustment                                              -          (10,898)      (10,898)          (10,898)
                                                             --------------  ------------  -----------   ----------------
BALANCE, December 31, 2001                                   $     (71,939)  $   (37,064)  $12,423,671

  Comprehensive income for the year ended December 31, 2001                                              $     1,995,535
                                                                                                         ================

  Payments on notes receivable secured by common stock              27,936          -           27,936

  Shares issued - stock options and warrants exercised                -             -          133,774

  Net Loss                                                            -             -       (1,413,842)       (1,413,842)

  Translation adjustment                                              -           (1,477)       (1,477)           (1,477)
                                                             --------------  ------------  -----------   ----------------
BALANCE, December 31, 2002                                   $     (44,003)  $   (38,541)  $11,170,062
                                                             ==============  ============  ===========
  Comprehensive loss for the year ended December 31, 2002                                                $    (1,415,319)
                                                                                                         ================

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001, AND 2000


 1.  ORGANIZATION  AND  NATURE  OF  OPERATIONS

The Leather Factory, Inc. and subsidiaries (the "Company") is engaged in the manufacture and distribution of a broad product line of leather, leathercrafts, western apparel and related accessory items. The Company operates stores throughout the United States and Canada. Numerous customers including retailers, wholesalers, assemblers, distributors and other manufacturers geographically disbursed throughout the world purchase the Company's products. The Company also has light manufacturing facilities in Texas and New York.

Certain reclassifications have been made to conform the 2000 and 2001 financial statements to the presentation in 2002. The reclassifications had no effect on net income.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORY

The Company's inventory is valued at the lower of first-in, first-out cost or market.

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

Depreciation expense was $443,029, $460,741; and $358,787 for the years ended December 31, 2002, 2001 and 2000, respectively.

GOODWILL

In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This standard requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have indefinite useful lives are subject to an annual review of impairment. The new standard was effective for the Company in the first quarter of 2002. Upon adoption of SFAS No. 142, the Company recorded a one-time, noncash charge of approximately $4.0 million to eliminate the carrying value of its goodwill relating to its subsidiary, Roberts, Cushman & Co., Inc. This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of income. For additional discussion on the impact of adopting SFAS No. 142, see Note 13.


ADVERTISING  COSTS

With the exception of catalog costs, advertising costs are expensed as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months. Such capitalized costs are included in other current assets and totaled $116,611 and $162,495 at December 31, 2002 and 2001, respectively. Total advertising expense was $2,265,659 in 2002; $2,023,527 in 2001; and $1,353,520 in 2000.

REVENUE  RECOGNITION

Retail (over the counter) sales are recorded as transactions occur and other sales are recorded when goods are shipped to customers.

INCOME  TAXES

Deferred income taxes result from temporary differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

EARNINGS  PER  SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants and their equivalents is calculated using the treasury stock method. Unearned shares, if any, held by the Employees' Stock Ownership Plan are deemed not to be outstanding for earnings per share calculations.

ACCOUNTING  ESTIMATES

The consolidated financial statements include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

The Company reduces its accounts receivable by an allowance for amounts that may become uncollectible in the future. This allowance is an estimate based primarily on the aging of the accounts as well as management's evaluation of the financial condition and past collection history of each customer.

LONG-LIVED  ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company determined that as of December 31, 2002 and 2001, it had no long-lived assets that met the impairment criteria of SFAS No. 144.

STOCK-BASED  COMPENSATION

SFAS  No.  123,  Accounting  for  Stock-Based  Compensation,  and  SFAS No. 148,
Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123 (see Note 14), establish financial accounting and reporting standards and disclosures for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company has elected to continue to use Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations, in accounting for its stock option plans.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and SFAS No. 148 and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.00% in 2002; 3.50% in 2001; and 5.75% in 2000; dividend yields of 0% for all years; volatility factors of .736 for 2002, .780 for 2001, ..821 for 2000; and an expected life of the valued options of 5 years.

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

                                         2002         2001        2000
                                     ------------  ----------  ----------
Net income (loss), as reported       $(1,413,842)  $2,006,433  $1,541,320

Deduct:  Total stock-based employee
 compensation expense determined
 under fair based method for all
 awards, net of related tax effects      103,619       28,539     121,627
                                     ------------  ----------  ----------
     Pro forma net income (loss)     $(1,517,461)  $1,977,894  $1,419,693
                                     ============  ==========  ==========

Earnings per share:
  Basic - as reported                $     (0.14)  $     0.20  $     0.16
  Basic - pro forma                  $     (0.15)  $     0.20  $     0.14

  Diluted - as reported              $     (0.13)  $     0.19  $     0.15
  Diluted - pro forma                $     (0.14)  $     0.19  $     0.14

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

3.  BALANCE  SHEET  COMPONENTS

                                                        DECEMBER 31,
                                                      2002           2001
                                                  -----------     ----------
INVENTORY:
Finished goods held for sale                      $11,693,868     $8,025,845
Raw materials and work in process                   1,001,476      1,028,424
                                                  -----------     ----------
Total                                             $12,695,344     $9,054,269
                                                  ===========     ==========

PROPERTY AND EQUIPMENT:
Leasehold improvements                             $1,043,076     $  470,709
Equipment                                           3,407,332      2,987,518
Furniture and fixtures                                839,326        711,126
Autos                                                  32,015         32,015
                                                  -----------     ----------
                                                    5,321,749      4,201,368
Less: accumulated depreciation and amortization    (3,301,898)    (2,858,869)
                                                  -----------     ----------
Total                                              $2,019,851     $1,342,499
                                                  ===========     ==========

OTHER CURRENT ASSETS:
Accounts receivable - employees                    $   21,977     $   40,550
Accounts receivable - other                            23,364         29,546
Prepaid expenses                                      362,698        349,242
Payments on merchandise not received                  264,078         54,518
Other                                                    -             5,534
                                                  -----------     ----------
Total                                              $  672,117     $  479,390
                                                  ===========     ==========

ACCRUED EXPENSES AND OTHER LIABILITIES:
Accrued bonuses                                    $  934,191     $  706,696
Accrued payroll                                       226,501        146,730
Accrued ESOP contribution                              28,100         25,000
Sales and payroll taxes payable                        95,849         55,482
Inventory in transit                                1,000,000           -
Other                                                 218,690        237,244
                                                  -----------     ----------
Total                                              $2,503,331     $1,171,152
                                                  ===========     ==========

4.  NOTES  PAYABLE  AND  LONG-TERM  DEBT

On March 20, 2002, the Company entered into a Credit and Security Agreement with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"), pursuant to which Wells Fargo agreed to provide a revolving credit facility of up to $7,500,000. The revolver bears interest at prime or, at the Company's option, the London interbank eurodollar market rate ("LIBOR") plus 2.60%. The agreement terminates on November 30, 2004.

Proceeds of the closing of the Credit Facility were used to pay all amounts due and owing by the Company pursuant to the Credit and Security Agreement, as amended, by and between the Company and Wells Fargo Business Credit, Inc. ("WFBC"). At closing, the Company's revolving line of credit with WFBC in the principal amount of $2,980,242 was satisfied in its entirety.

At December 31, 2002 and 2001, the amounts outstanding under the above agreements and other long-term debt consisted of the following:

                                                                                  2002           2001
                                                                                -----------  -----------
Credit and Security Agreement with Wells Fargo - collateralized by all of the assets of the Company; payable as follows:

     Revolving Note dated March 20, 2002 in the maximum principal amount of $7,500,000 with revolving features as more fully described below - interest due monthly at prime (4.25% at December 31, 2002);
     matures November 30, 2004                                                  $4,213,533         -

Credit and Security Agreement with WFBC - collateralized by all of the assets of the Company; payable as follows:

     Revolving Note dated November 19, 1999 in the maximum principal
     amount of $8,500,000 with revolving features - interest due monthly              -       $4,500,422

Capital Lease secured by equipment - total monthly principal and interest
 payments of $572 at approximately 12% interest; maturing  February 2004             7,691        35,173
                                                                                -----------   ----------
                                                                                 4,221,224     4,535,595
Less - Current maturities (see below)                                            4,218,968     4,527,904
                                                                                -----------   ----------
                                                                                $    2,256    $    7,691
                                                                                ===========   ==========

The current portion of long-term debt includes the Wells Fargo revolving credit facility although this obligation does not mature until November 30, 2004. The classification of this debt was attributable to an accounting requirement that a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain an arrangement, whereby cash collections from the borrower's customers directly reduce the debt outstanding, to be classified as a short-term obligation (Emerging Issues Task Force Issue 95-22). A covenant of the facility is that collections from customers are to be deposited into a cash collateral account that directly pays down the revolving credit loan. The balance in this account comprises the restricted cash on the Company's balance sheet. Because of this arrangement and the fact that the debt agreement contains a clause that would allow acceleration of payment of the debt in case of a "material adverse change", this rule applies. Management does not believe that any such acceleration will occur.

Pursuant to the Credit and Security Agreement with Wells Fargo, the overall combined borrowings under the revolving credit loan and outstanding balance on letters of credit is limited to a combined amount of $7,500,000. Of the $7,500,000 limit, letters of credit cannot exceed $500,000. The unused portion of the letter of credit limit can be utilized for borrowings, up to the limits imposed for the indebtedness. As of December 31, 2002, there were no letters of credit outstanding. Total borrowings under this arrangement are subject to a percentage of trade accounts receivable and inventory reduced by the outstanding balance of letters of credit and any required reserves. The unused portion of the credit facility at December 31, 2002 was $2,413,556.

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

Scheduled maturities of the Company's notes payable and long-term debt are as follows:

                            2003        $4,218,968
                            2004             2,256
                            2005              -
                            2006              -
                                        ----------
                                        $4,221,224
                                        ==========

5.  EMPLOYEE  BENEFIT  PLAN

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

The Company applies Statement of Position 93-6 (SOP 93-6"), "Employers' Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs. During 2002, 2001, and 2000, respectively, the Company contributed $345,312; $277,892; and $249,017 in cash as current year contributions to the plan and recognized compensation expense related to these payments.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2002, 2001, and 2000:

                  NO. OF SHARES                        MARKET VALUE
            --------------------------      --------------------------------
             2002     2001     2000            2002        2001       2000
            -------  -------  -------       ----------  ----------  --------
 Allocated  956,320  895,928  808,539       $3,232,362  $1,863,530  $808,539
 Unearned      -        -        -                -           -         -
            -------  -------  -------       ----------  ----------  --------
Total       956,320  895,928  808,539       $3,232,362  $1,863,530  $808,539
            =======  =======  =======       ==========  ==========  ========

The Company currently offers no postretirement or postemployment benefits to its employees.

6.  INCOME  TAXES

The  provision  for  income  taxes  consists  of  the  following:

                                  2002        2001        2000
                               ----------  ----------  ----------
Current provision (benefit):
Federal                        $1,078,146  $1,154,847  $  849,994
State                              51,556     218,717     191,070
                               ----------  ----------  ----------
                                1,129,702   1,373,564   1,041,064
                               ----------  ----------  ----------
Deferred provision (benefit):
Federal                            82,014     (11,299)      7,418
State                              13,152        (212)      1,503
                               ----------  ----------  ----------
                                   95,166     (11,511)      8,921
                               ----------  ----------  ----------
                               $1,224,868  $1,362,053  $1,049,985
                               ==========  ==========  ==========

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

                                                      2002       2001
                                                    ---------  ---------
Deferred income tax assets:
Allowance for doubtful accounts                       $28,780    $28,450
Capitalized inventory costs                           115,590     90,942
Accrued expenses, reserves, and other                  14,720      8,719
                                                    ---------  ---------
Total deferred income tax assets                      159,090    128,111
                                                    ---------  ---------

Deferred income tax liabilities:
Property and equipment depreciation                   171,601     55,750
Goodwill and other intangible assets amortization      15,380     12,577
Tax effect of translation adjustment and other           (905)    (6,680)
                                                    ---------  ---------
Total deferred income tax liabilities                 186,076     61,647
                                                    ---------  ---------
Net deferred tax asset (liability)                   $(26,986)   $66,464
                                                    =========  =========


The effective tax rate differs from the statutory rate as follows:
                                                                    2002   2001   2000
                                                                    -----  -----  -----
Statutory rate                                                        34%    34%    34%
State and local taxes                                                  1%     3%     7%
Non-deductible goodwill amortization                                   0%     2%     3%
Other                                                                (3%)     1%   (3%)
                                                                    -----  -----  -----
Effective rate                                                        32%    40%    41%
                                                                    =====  =====  =====

7.  COMMITMENTS  AND  CONTINGENCIES

OPERATING  LEASES

The Company's primary office facility and warehouse are leased under a five-year lease agreement that expires in March 2008. Rental agreements for the sales/distribution units expire on dates ranging from July 2003 to August 2008. The Company's lease agreement for the manufacturing facility in Long Island City, New York, expires on June 30, 2003.

Rent expense on all operating leases for the years ended December 31, 2002, 2001, and 2000, was $1,465,577, $1,299,582, and $1,106,171, respectively.

CAPITAL  LEASES

The Company leases certain computer and warehouse equipment under capital lease agreements. Assets subject to the agreements totaling $18,651 and $365,252 and related accumulated depreciation of $4,885 and $249,470 are included in property and equipment as of December 31, 2002 and 2001, respectively.

COMMITMENTS

Future minimum lease payments under capital and noncancelable operating leases at December 31, 2002 were as follows:

                                                                    CAPITAL     OPERATING
                                                                     LEASES       LEASES
                                                                    -------    ----------
Year ending December 31:
2003                                                                 $6,859    $1,594,438
2004                                                                  1,143     1,277,163
2005                                                                   -        1,114,538
2006                                                                   -          958,249
2007 and thereafter                                                    -          800,517
                                                                    -------    ----------
Total minimum lease payments                                          8,002    $5,744,905
Less amount representing interest                                       311    ==========
                                                                    -------
Present value of net minimum capital lease payments                   7,691
Less current installments of minimum capital lease payments           5,435
                                                                    -------
Long-term capital lease obligations, excluding current installments  $2,256
                                                                    =======

LITIGATION

The Company is involved in various litigation that arises in the ordinary course of its business and operations. There are no such matters pending that the Company expects to have a material impact on its financial position and results of operations.

8.     SIGNIFICANT  BUSINESS  CONCENTRATIONS  AND  RISK

Major  Customers
----------------

The Company's revenues are derived from a diverse group of customers primarily involved in the sale of leather crafts. While no single customer accounts for more than 10% of the Company's consolidated revenues in 2002, 2001 and 2000, sales to the Company's five largest customers represented 15%, 15% and 14%, respectively, of consolidated revenues in those years. While management does not believe the loss of one of these customers would have a negative impact on the Company's operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect the Company's operating results.

Major  Vendors
--------------

The Company purchases a significant portion of its inventory through one supplier. Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on the Company's operations.

Credit  Risk
------------

Due to the large number of customers comprising the Company's customer base, concentrations of credit risk with respect to customer receivables are limited. At December 31, 2002 and 2001, 20% and 23%, respectively, of the Company's consolidated accounts receivable were due from three nationally recognized retail chains. The Company does not generally require collateral for accounts receivable, but performs periodic credit evaluations of its customers and believes the allowance for doubtful accounts is adequate. It is management's opinion that if any one or a group of customer receivable balances should be deemed uncollectible, it would not have a material adverse effect on the Company's results of operations and financial condition.

9.  EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                2002         2001        2000
                                                                            -----------  -----------  ----------
Numerator:
Net income (loss)                                                           $(1,413,842)  $2,006,433  $1,541,320
                                                                             ----------   ----------  ----------
Numerator for basic and diluted earnings per share                           (1,413,842)   2,006,433   1,541,320

Denominator:
Denominator for basic earnings per share - weighted-average shares           10,063,581    9,976,181   9,875,606

Effect of dilutive securities:
Stock options                                                                   477,005      265,621     134,300
Warrants                                                                        221,084      207,504     172,897
                                                                             ----------   ----------  ----------
Dilutive potential common shares                                                698,089      473,125     307,197
                                                                             ----------   ----------  ----------

Denominator for diluted earnings per share - adjusted weighted-average
    shares and assumed conversions                                           10,761,670   10,449,306  10,182,803
                                                                             ==========   ==========  ==========
Basic earnings per share                                                     $    (0.14)  $     0.20  $     0.16
                                                                             ===========  ==========  ==========
Diluted earnings per share                                                   $    (0.13)  $     0.19  $     0.15
                                                                             ===========  ==========  ==========


For additional disclosures regarding the employee stock options and the warrants, see Note 10. Unexercised employee and director stock options to purchase -0- and 2,000 shares of common stock as of December 31, 2002 and 2001, respectively, were not included in the computations of diluted earnings per share ("EPS") because the options' exercise prices were greater than or equal to the average market prices of the common stock and, therefore, the effect would be antidilutive. The net effect of converting stock options and warrants to purchase 762,200 and 844,000 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2002 and 2001, respectively.

10.  STOCKHOLDERS'  EQUITY

STOCK  OPTION  PLANS

1995  Stock  Option  Plan
-------------------------
In connection with its 1995 Stock Option Plan for officers and key management employees, the Company has outstanding options to purchase its common stock. The plan provides for the granting of either qualified incentive stock options or non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest over a five-year period. The Company has reserved 1,000,000 shares of common stock for issuance under this plan.

1995  Director  Non-Qualified  Stock  Option  Plan
--------------------------------------------------
In connection with its 1995 Director Non-qualified Stock Option Plan for non-employee directors, the Company has outstanding options to purchase its common stock. The plan provides for the granting of non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months. The Company has reserved 100,000 shares of common stock for issuance under this plan.

Stock  Option  Summary
----------------------
All options expire ten years from the date of grant and are exercisable at any time after vesting. Of the combined 1,100,000 shares available for issuance under the two plans, at December 31, 2002, 2001 and 2000, there were 106,000; 116,000; and 587,000; respectively, in un-optioned shares reserved for future grants.

A summary of stock option transactions for the years ended December 31, 2002, 2001, and 2000, is as follows:

                                        2002                  2001                2000
                                --------------------   ------------------   -----------------
                                            WEIGHTED             WEIGHTED            WEIGHTED
                                             AVERAGE              AVERAGE             AVERAGE
                                 OPTION     EXERCISE    OPTION   EXERCISE    OPTION  EXERCISE
                                 SHARES       PRICE     SHARES     PRICE     SHARES    PRICE
                                --------    --------   --------  --------   -------- --------
Outstanding at January 1         846,000     $1.128     458,000    $0.814    453,000   $0.779
Granted                           10,000      2.720     477,000     1.361     60,000    0.958
Forfeited or expired                -           -        (6,000)    0.751       -        -
Exchanged                           -           -          -          -         -        -
Exercised                       (108,800)     0.810     (83,000)    0.761    (55,000)   0.676
                                --------    --------   --------  --------   -------- --------
Outstanding at December 31       747,200     $1.196     846,000    $1.128    458,000   $0.814
                                ========    ========   ========  ========   ======== ========
Exercisable at end of year       747,200     $1.196     844,000    $1.123    358,000   $0.820
                                ========    ========   ========  ========   ======== ========
Weighted-average fair value of
Options granted during year        $1.54                  $0.81                $0.61
                                ========               ========             ========

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2002:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                WEIGHTED  WEIGHTED               WEIGHTED   WEIGHTED
                                 AVERAGE   AVERAGE                AVERAGE    AVERAGE
                        OPTION  EXERCISE  MATURITY     OPTION    EXERCISE   MATURITY
EXERCISE PRICE RANGE    SHARES    PRICE    (YEARS)     SHARES      PRICE     (YEARS)
---------------------  -------  --------  --------    -------    --------   --------
$0.75 or Less           32,000    $0.610      5.35     32,000      $0.610       5.35

More than $0.75 and
Less Than  $1.00       221,500     0.841      3.86    221,500       0.841       3.86

More than $1.00        493,700     1.393      8.36    493,700       1.393       8.36
                       -------  --------  --------    -------    --------   --------
                       747,200    $1.196      6.90    747,200      $1.196       6.90
                       =======  ========  ========    =======    ========   ========


WARRANTS

Warrants to acquire up to 200,000 shares of common stock at approximately $0.44 per share were issued in conjunction with a consulting agreement to an unrelated individual in August 1998. The warrants may be exercised at any time until expiration on August 3, 2003.

NOTES  RECEIVABLE  SECURED  BY  COMMON  STOCK

During 1996, the Company purchased certain notes from a financial institution that are collateralized by the Company's common stock. These notes relate to shares issued under the Company's 1993 Non-Qualified Incentive Stock Option Plan. These notes, as renewed in 2000, are due from certain members of management, require monthly payments, and have maturity dates of December 31, 2004.

11.     BUSINESS  ACQUISITIONS

During 2002, the Company acquired certain assets of the following entities for a total purchase price of $435,747:

ENTITY                               LOCATION          DATE OF ACQUISITION
-----------------------       -----------------------  -------------------
Oklahoma Leather Supply       Oklahoma City, Oklahoma     January 2002
Heritage Leather                   Boise, Idaho            March 2002
The Leather Shop                Memphis, Tennessee        October 2002
Copper Saguaro                    Tempe, Arizona          November 2002

All of the acquired entities were formerly operated as independent retail leathercraft stores. The assets purchased in these acquisitions consisted primarily of inventory, store furniture and fixtures, and equipment. Goodwill recognized in these transactions amounted to $158,878, and is reported in the Tandy Leather Company segment. The Company also entered into non-compete agreements with the former owners totaling $52,000 for periods ranging from three to five years.

In November 2000, the Company acquired the assets, primarily accounts receivable, inventory, fixtures, and equipment, of TLC Direct, Inc. and Tandy Leather Dealer, Inc. (dba Tandy Leather Company), a distributor of leather and related products located in Fort Worth, Texas. Additionally, the Company acquired the exclusive right to certain trademarks associated with the Tandy Leather business. The total purchase price for the operating and intangible assets was approximately $3.3 million, subject to adjustment. The purchase price was paid in the form of cash, funded with proceeds from the Company's revolving credit facility (see Note 4), and the assumption of certain liabilities. The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the net assets acquired based on their estimated fair values. The excess of cost over the fair value of net assets acquired, before adjustment, totaled approximately $410,000 and was recorded as goodwill as of the acquisition date. The purchase price adjustment, as defined in the Asset Purchase Agreement between the buyer and seller, was computed at approximately $200,000 and subsequently reduced the goodwill amount previously recorded. The operations of the acquired business have been included in the Company's financial statements beginning December 1, 2000.

The following pro forma information (unaudited) has been prepared as if the acquisition of Tandy Leather had occurred at the beginning of 2000. Such information is not necessarily reflective of the actual results that would have occurred had the acquisition occurred on that date.

                                                    2000
                                                 -----------
Net Sales                                        $36,708,000
Net Income                                        $1,637,000
Net Income per common share                            $0.17
Net Income per common share - assuming dilution        $0.16

12.  SEGMENT  INFORMATION

The Company identifies its segments based on the activities of three distinct businesses: The Leather Factory, which sells primarily to wholesale customers and consists of a chain of stores located in the United States and Canada; Tandy Leather Company, which sells primarily to retail customers and consists of a chain of stores located in the United States; and Roberts, Cushman & Company, which manufactures decorative hat trims sold directly to hat manufactures and distributors.

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as operating earnings, defined as income before interest and income taxes. The "Tandy Leather Company" column for the year ended December 31, 2000 contains operating results beginning after its November 30, 2000 acquisition.

                                              LEATHER       TANDY
                                              FACTORY       LEATHER     ROBERTS, CUSHMAN      TOTAL
                                           ------------  -----------    ----------------   ------------
For the year ended December 31, 2002
Net Sales                                   $30,313,478   $7,387,874       $2,027,263      $39,728,615
Gross Profit                                 16,237,143    4,395,383          702,175       21,334,701
Operating earnings                            3,742,844      371,372           17,558        4,131,774
Interest expense                               (246,316)        (562)            -            (246,878)
Other, net                                      (64,071)        (968)            -             (65,039)
                                                                                           -----------
Income before income taxes and cumulative
  effect of change in accounting principle    3,432,457      369,842           17,558        3,819,857
                                                                                           -----------
Depreciation and amortization                   367,218      111,013           13,081          491,312
Fixed asset additions                           888,491      180,522            4,502        1,073,515
Total assets                                $16,205,347   $2,562,737         $907,518      $19,675,602
                                           ------------  -----------    ----------------  ------------

For the year ended December 31, 2001
Net Sales                                   $28,711,006   $6,606,090       $1,962,166      $37,279,262
Gross Profit                                 15,074,323    3,708,691          561,313       19,344,327
Operating earnings                            3,719,517      281,998          (99,547)       3,901,968
Interest expense                               (457,549)      (1,009)            -            (458,558)
Other, net                                      (74,799)        (125             -             (74,924)
                                                                                           -----------
Income before income taxes                    3,187,169      280,864          (99,547)       3,368,486
                                                                                           -----------
Depreciation and amortization                   474,114      103,118          152,921          730,153
Fixed asset additions                           454,809      172,434            2,530          629,773
Total assets                                $12,322,754   $2,333,639       $4,891,930      $19,548,323
                                           ------------  -----------    ----------------  ------------

For the year ended December 31, 2000
Net Sales                                   $27,060,406     $575,635       $2,459,223      $30,095,264
Gross Profit                                 13,735,454      252,453          959,810       14,947,717
Operating earnings (loss)                     2,991,804      (43,724)         297,004        3,245,084
Interest expense                               (617,400         -                -            (617,400)
Other, net                                      (36,280)        -                 (99)         (36,379)
                                                                                           -----------
Income (loss) before income taxes             2,338,124      (43,724)         296,905        2,591,305
                                                                                           -----------
Depreciation and amortization                   423,313        4,895          154,570          582,778
Fixed asset additions                           332,319       37,477            8,044          377,840
Total assets                                $10,783,149   $3,688,976       $5,213,954      $19,686,079
                                           ------------  -----------    ----------------  ------------

Net  sales  for  geographic  areas  was  as  follows:
-----------------------------------------------------

                                   2002         2001         2000
                               -----------  -----------  -----------
United States                  $37,510,567  $35,193,935  $28,964,542
All other countries              2,218,048    2,085,327    1,130,722
                               -----------  -----------  -----------
                               $39,728,615  $37,279,262  $30,095,264
                               ===========  ===========  ===========

Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to the Company's consolidated net sales for the years ended December 31, 2002, 2001, and 2000. The Company does not have any significant long-lived assets outside of the United States.

13.  GOODWILL  AND  OTHER  INTANGIBLES

As discussed in Note 2, in January 2002, the Company adopted SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with indefinite lives. Instead, it requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption (January 1, 2002) and annually thereafter.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally the individual stores, which are combined into the applicable operating segments identified in Note 12 - Segment Information. The new methodology in SFAS 142 differs from the Company's prior policy, which was permitted under earlier accounting standards, of using undiscounted cash flows of the acquired asset to determine if goodwill is recoverable.

Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a one-time, non-cash charge of approximately $4.0 million to reduce the carrying value of its goodwill. This charge in non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of income.

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

A summary of changes in the Company's goodwill for the year ended December 31, 2002 is as follows:

                  JANUARY 1,     ACQUISITIONS &                     DECEMBER 31,
                     2002         ADJUSTMENTS       IMPAIRMENTS         2002
                  ----------  -----------------    -------------  --------------
Leather Factory   $  332,630          $  1,025             -            $333,655
Tandy Leather        193,951           158,878             -            $352,829
Roberts, Cushman   4,008,831              -         $(4,008,831)            -
                  ----------  -----------------    -------------  --------------
Total             $4,535,412          $159,903      $(4,008,831)        $686,484
                  ==========  =================    =============  ==============

As of December 31, 2002 and 2001, the Company's intangible assts and related accumulated amortization consisted of the following:

                                             AS OF DECEMBER 31, 2002
                           --------------------------------------------------------------
                                     GROSS            ACCUMULATED AMORTIZATION     NET
                           -------------------------  -------------------------  --------
Trademarks, Copyrights     $                 544,369  $                 102,029  $442,340
Non-Compete Agreements                        52,000                     10,833    41,167
                           -------------------------  -------------------------  --------
                           $                 596,369  $                 112,862  $483,507
                           =========================  =========================  ========

                                             AS OF DECEMBER 31, 2001
                           --------------------------------------------------------------
                                     GROSS            ACCUMULATED AMORTIZATION     NET
                           -------------------------  -------------------------  --------
Trademarks, Copyrights     $                 542,744  $                  65,836  $476,908
                           =========================  =========================  ========

The Company has no intangible assets not subject to amortization under SFAS 142. Amortization of intangible assets, excluding goodwill, of $48,283 in 2002, $40,443 in 2001, $11,278 in 2000 was recorded in operating expenses. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

      LEATHER FACTORY   TANDY LEATHER    TOTAL
      ----------------  --------------  -------
2003       $5,918          $42,337      $48,255
2004       5,918            42,337       48,255
2005       5,918            32,337       38,255
2006       5,918            31,670       37,588
2007       5,918            31,670       37,588

During  2002,  the  Company  acquired  the  following  intangible  assets:

                                         AMORTIZATION PERIOD
                                         -------------------
Non-Compete Agreements        $52,000         3 - 5 years
Copyright                       1,625          15 years

The 2001 and 2000 results on a historical basis do not reflect the provision of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2000, the historical net income and basic and diluted net income per common share (without giving effect to the charge relating to the reduction of goodwill) would have been changed to the adjusted amounts indicated below:

                                                               YEAR ENDED DECEMBER 31, 2001
                               -------------------------------------------------------------------------------------------
                                        NET INCOME             EARNINGS PER SHARE - BASIC    EARNINGS PER SHARE - DILUTED
                               -----------------------------  -----------------------------  -----------------------------
Reported net income                     $2,006,433                        $0.20                          $0.19
Addback goodwill amortization              223,894                         0.02                           0.02
                               -----------------------------  -----------------------------  -----------------------------
Adjusted net income                     $2,230,327                        $0.22                          $0.21
                               =============================  =============================  =============================

                                                               YEAR ENDED DECEMBER 31, 2000
                               -------------------------------------------------------------------------------------------
                                        NET INCOME             EARNINGS PER SHARE - BASIC    EARNINGS PER SHARE - DILUTED
                               -----------------------------  -----------------------------  -----------------------------
Reported net income                     $1,541,320                        $0.16                          $0.15
Addback goodwill amortization              208,411                         0.02                           0.02
                               -----------------------------  -----------------------------  -----------------------------
Adjusted net income                     $1,749,731                        $0.18                          $0.17
                               =============================  =============================  =============================

14.  RECENT  ACCOUNTING  PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 in January 2003 and believes that the adoption of SFAS 143 will not have a material effect on the Company's results of operations or financial position.

Also in August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting
Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), for long-lived assets to be disposed of by sale. SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions ("APB 30") so two accounting models existed for the disposal of long-lived assets. SFAS 144 replaces both SFAS 121 and APB 30, so that only one accounting model exists for the disposal of long-lived assets. SFAS 144 also resolves implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are applied prospectively. The adoption of SFAS 144 on January 1, 2002 had no material effect on the Company's results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.
146). SFAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its results from operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123 ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative transition methods for an entity's voluntary change in its accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to continue to account for its stock-based compensation using the intrinsic value method as prescribed by APB No. 25, Accounting for Stock Issued to Employees and will comply with the new disclosure requirements beginning with these financial statements.

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

16.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

                                                                    FIRST       SECOND       THIRD       FOURTH
                  2002                                            QUARTER      QUARTER     QUARTER      QUARTER
-----------------------------------------------------------   -----------  -----------  ----------   ----------
Net sales                                                     $10,203,951  $10,052,036  $9,484,730   $9,987,898
Gross profit                                                    5,368,595    5,435,626   5,088,398    5,442,082
Income before cumulative effect of
  change in accounting principle                                  759,305      792,047     534,092      509,545
Income before cumulative effect of
  change in accounting principle per common share:
           Basic                                                     0.08         0.08        0.05         0.05
           Diluted                                                   0.07         0.07        0.05         0.05
Weighted average number of common shares outstanding:
           Basic                                               10,001,717   10,041,018  10,064,249   10,145,749
           Diluted                                             10,731,712   10,799,630  10,723,403   10,791,694


                                                                    FIRST       SECOND       THIRD       FOURTH
                  2001                                            QUARTER      QUARTER     QUARTER      QUARTER
-----------------------------------------------------------   -----------  -----------  ----------   ----------
Net sales                                                      $9,372,613   $9,359,893  $9,198,401   $9,348,355
Gross profit                                                    4,884,216    4,978,795   4,611,574    4,869,742
Net income                                                        497,283      621,910     396,529      490,711
Net income per common share:
           Basic                                                     0.05         0.06        0.04         0.05
           Diluted                                                   0.05         0.06        0.04         0.05
Weighted average number of common shares outstanding:
           Basic                                                9,949,494    9,971,952   9,991,052    9,991,161
           Diluted                                             10,204,608   10,329,817  10,656,859   10,656,968

*******************************************************************************

                            THE LEATHER FACTORY, INC.
                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001, and 2000


                                                 2002        2001        2000
                                               ---------  ----------  ----------
BALANCE AT BEGINNING OF YEAR                   $191,000    $338,000    $177,000
Reserve "purchased" during year (Tandy)            -           -        248,000
Additions charged to income                     (39,000)     17,000      22,000
Balances written off, net of recoveries         (74,000)   (164,000)   (109,000)
                                               ---------  ----------  ----------
Balance at end of year                          $78,000    $191,000    $338,000
                                               =========  ==========  ==========

                         REPORT OF INDEPENDENT AUDITORS


The  Board  of  Directors
The  Leather  Factory,  Inc.

     We have audited the accompanying consolidated balance sheets of The Leather Factory, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule referred to in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Leather Factory, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.


Hein  +  Associates  LLP


Dallas,  Texas
February  6,  2003

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     Information required by this item with regard to executive officers in included in Part I, Item 1 of this report under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

     Information required by this item regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. This Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the year ended December 31, 2002.

ITEM  11.  EXECUTIVE  COMPENSATION.

     Information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which is incorporated herein by reference. This Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information concerning security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which is incorporated herein by reference. This Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the year ended December 31, 2002.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions", which is incorporated herein by reference. This Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the year ended December 31, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES.

     (a) As of a date within ninety (90) days of the date of this report (the "Evaluation Date"), our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, they have concluded that, subject to the limitations on the effectiveness of the controls described below, the Company's disclosure controls and procedures are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above. No significant deficiencies or material weaknesses in the Company's internal controls were observed. Accordingly, no corrective actions were undertaken.

     Limitations on the Effectiveness of Controls. Our management, including the President, Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K.

     (a)     1.  Financial  statements  and  financial  statement  schedules

     See Item 8 for an index to the consolidated financial statements and supplementary financial information.

          2.  Exhibits

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

                               THE  LEATHER  FACTORY,  INC.

                               By:  /s/  Wray  Thompson
                                    -------------------
                                    WRAY  THOMPSON
                                    CHAIRMAN OF THE BOARD AND
                                     CHIEF EXECUTIVE OFFICER

                              By:  /s/  Shannon  L.  Greene
                                   ------------------------
                                   SHANNON  L.  GREENE
                                   CHIEF FINANCIAL OFFICER AND TREASURER
Dated:  March  27,  2003

                                POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Wray Thompson and Shannon L. Greene as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the United States Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                                DATE
--------------------------------------------------------------------------------
/s/ Wray Thompson         Chairman of the Board,
------------------------ Chief Executive Officer and Director March 27, 2003 WRAY THOMPSON

/s/ Shannon L. Greene     Chief Financial Officer,
------------------------   Treasurer and Director                 March 27, 2003
SHANNON L. GREENE

/s/ Joseph R. Mannes              Director                        March 27, 2003
------------------------
JOSEPH R. MANNES

/s/ H.W. Markwardt                Director                        March 27, 2003
------------------------
H.W. MARKWARDT

/s/ Michael A. Markwardt          Director                        March 27, 2003
------------------------
MICHAEL A. MARKWARDT

/s/ Ronald C. Morgan       President and Director                 March 27, 2003
------------------------
RONALD C. MORGAN

/s/ Robin L. Morgan       Vice President, Assistant Secretary
------------------------   and Director                           March 27, 2003
ROBIN L. MORGAN

/s/ Anthony C. Morton             Director                        March 27, 2003
------------------------
ANTHONY C. MORTON

/s/ William M. Warren       Secretary and Director                March 27, 2003
------------------------
WILLIAM M. WARREN

                                 CERTIFICATIONS

I,  WRAY  THOMPSON,  certify  that:

1. I have reviewed this annual report on Form 10-K of The Leather Factory, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March  27,  2003
                                          /s/  Wray  Thompson
                                          -------------------
                                          Wray  Thompson
                                          President and Chief Executive Officer
                                          (principal  executive  officer)

                                    ********

I,  SHANNON  L.  GREENE,  certify  that:

1. I have reviewed this annual report on Form 10-K of The Leather Factory, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March  27,  2003
                                    /s/  Shannon  L.  Greene
                                    -------------------------
                                    Shannon L. Greene
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                        THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                        EXHIBIT INDEX
EXHIBIT
NUMBER                                      DESCRIPTION
-------  ----------------------------------------------------------------------

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

10.3 Revolving Note (Revolving Credit Loan) dated November 22, 1999, in the principal amount of 8,500,000, payable to the order of Wells Fargo Business Credit, Inc., which matures November 30, 2002, filed as
         Exhibit 4.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on December 16, 1999, and incorporated by reference herein.

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

10.11 Amended and Restated Credit Agreement, dated as of March 20, 2002, made by and among The Leather Factory, Inc., a Delaware corporation; Roberts, Cushman & Company, Inc., a New York corporation; The Leather Factory, Inc., a Nevada corporation; The Leather Factory of Nevada Investments Inc., a Nevada corporation; Tandy Leather Company, Inc., a Nevada corporation; Tandy Leather Company Investments, Inc., a
         Nevada corporation; The Leather Factory, L.P., a Texas limited partnership; Tandy Leather Company, L.P., a Texas limited partnership; Hi-Line Leather & Manufacturing Company, a California corporation; and The Leather Factory, Inc., an Arizona corporation, and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 20, 2002, and incorporated herein by reference.

10.12 Revolving Note, dated March 20, 2002, in the principal amount of up to $7,500,000.00 given by The Leather Factory, Inc., a Delaware corporation; Roberts, Cushman & Company, Inc., a New York corporation; The Leather Factory, Inc., a Nevada corporation; The Leather Factory of Nevada Investments Inc., a Nevada corporation; Tandy Leather Company, Inc., a Nevada corporation; Tandy Leather Company Investments, Inc., a Nevada corporation; The Leather Factory, L.P., a Texas limited partnership; Tandy Leather Company, L.P., a Texas limited partnership; Hi-Line Leather & Manufacturing Company, a California corporation; and The Leather Factory, Inc., an Arizona corporation, as borrowers, payable to the order of Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 20, 2002, and incorporated herein by reference.

10.13 Collection Account Agreement, dated as of March 20, 2002, among The Leather Factory, Inc., a Delaware corporation; Roberts, Cushman & Company, Inc., a New York corporation; The Leather Factory, Inc., a Nevada corporation; The Leather Factory of Nevada Investments Inc., a Nevada corporation; Tandy Leather Company, Inc., a Nevada corporation; Tandy Leather Company Investments, Inc., a Nevada corporation; The Leather Factory, L.P., a Texas limited partnership; Tandy Leather Company, L.P., a Texas limited partnership; Hi-Line Leather & Manufacturing Company, a California corporation; and The Leather Factory, Inc., an Arizona corporation, and Wells Fargo Bank Minnesota, National Association, a national banking association and Wells Fargo Bank Texas, National Association, filed as Exhibit 10.3 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 20, 2002, and incorporated herein by reference.

10.14 Amended and Restated Security Agreement, dated as of March 20, 2002, by and between The Leather Factory of Canada, Ltd., a Manitoba corporation, and Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.4 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 20, 2002, and incorporated herein by reference.

10.15 Amended and Restated Guaranty (the Leather Factory of Canada, Ltd.), dated as of March 20, 2002, executed by The Leather Factory of Canada, Ltd., a Manitoba corporation, for the benefit of Wells Fargo Bank Minnesota, National Association, filed as Exhibit 10.5 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 20, 2002, and incorporated herein by reference.

*21.1    Subsidiaries of the Company.

*23.1    Consent of Hein + Associates LLP dated March XX, 2003.

*99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
*Filed herewith.

EXHIBIT  21.1


                     LIST OF THE SUBSIDIARIES OF THE COMPANY


-  The  Leather  Factory,  Inc.,  a  Nevada  corporation
-  The  Leather  Factory  of  Nevada  Investments, Inc., a Nevada corporation
-  The  Leather  Factory,  LP,  a  Texas  limited  partnership
-  The  Leather  Factory  ,Inc.,  an  Arizona  corporation
-  Hi-Line  Leather  &  Manufacturing  Company,  a  California  corporation
-  Roberts,  Cushman  &  Company,  Inc.,  a  New  York  corporation
-  The Leather Factory of Canada Ltd., a Manitoba domiciled Canadian corporation
-  Tandy  Leather  Company,  Inc.,  a  Nevada  corporation
-  Tandy  Leather  Company  Investments,  Inc.  a  Nevada  corporation
-  Tandy  Leather  Company,  LP,  a  Texas  limited  partnership

EXHIBIT  23.1


                         CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-81214) pertaining to the Employee Stock Ownership Plan and Trust of The Leather Factory, Inc. and the Registration Statement (Form S-8 No. 333-07147) pertaining to the 1995 Stock Option Plan of The Leather Factory, Inc. of our report dated February 6, 2003, with respect to the consolidated financial statements and schedule of The Leather Factory, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.



HEIN  +  ASSOCIATES  LLP


Dallas,  Texas
March  28,  2003

EXHIBIT  99.1


Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of The Leather Factory, Inc. for the fiscal year ended December 31, 2002 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
ii. The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.


March  27,  2003                   By:  /s/  WRAY  THOMPSON
                                        -------------------
                                        WRAY  THOMPSON
                                        CHAIRMAN OF THE BOARD AND CHIEF
                                             EXECUTIVE OFFICER


March  27,  2003                   By:  /s/  SHANNON  L.  GREENE
                                        ------------------------
                                        SHANNON  L.  GREENE
                                        CHIEF FINANCIAL OFFICER AND TREASURER