Form 10-Q
period 2003-03-31
LEATHER FACTORY INC
filed 2003-05-14
CIK 909724

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  March  31,  2003

or

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

                                  Yes   X    No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares outstanding as
             Class                                             Of May 12, 2003
------------------------------                             ---------------------
Common Stock, par value $.0024 per share                         10,212,461

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                                TABLE OF CONTENTS
                                -----------------


                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
March 31, 2003 and December 31, 2002                                       3

Consolidated Statements of Operations
Three months ended March 31, 2003 and 2002                                 4

Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and 2002                                 5

Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2002 and 2002                                 6

Notes to Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       17

Item 4.  Controls and Procedures                                          18

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                            18

Item 6.  Exhibits and Reports on Form 8-K                                 18


SIGNATURES                                                                19

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                                   March 31,     December 31,
                                                                                      2003           2002
                                                                                 -----------    -------------
                                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   104,988   $     101,557
  Cash restricted for payment on revolving credit facility . . . . . . . . . . .      463,653         553,839
  Accounts receivable-trade, net of allowance for doubtful accounts
      of $45,000 and $78,000 in 2003 and 2002, respectively. . . . . . . . . . .    2,767,801       1,938,698
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,672,585      12,695,344
  Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -          55,644
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      155,017         159,090
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,024,155         672,117
                                                                                  ------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17,188,199      16,176,289
                                                                                  ------------  --------------

PROPERTY AND EQUIPMENT, at cost. . . . . . . . . . . . . . . . . . . . . . . . .    5,285,532       5,321,749
  Less-accumulated depreciation and amortization . . . . . . . . . . . . . . . .   (3,305,396)     (3,301,898)
                                                                                  ------------  --------------
    Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . .    1,980,136       2,019,851
                                                                                  ------------  --------------

GOODWILL, net of accumulated amortization of $734,000
  in 2003 and 2002, respectively . . . . . . . . . . . . . . . . . . . . . . . .      692,292         686,484
OTHER INTANGIBLES, net of accumulated amortization of
  $126,000 and $113,000, in 2003 and 2002, respectively. . . . . . . . . . . . .      470,768         483,507
OTHER assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      326,667         309,471
                                                                                  ------------  --------------
                                                                                  $20,658,062   $  19,675,602
                                                                                  ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,504,365   $   1,594,909
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . .      995,939       2,503,331
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      131,743               -
  Notes payable and current maturities of long-term debt . . . . . . . . . . . .    5,816,689       4,218,968
                                                                                  ------------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    8,448,736       8,317,208
                                                                                  ------------  --------------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      206,481         186,076

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities. . . . . . . . . . .            -           2,256

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . . . . . . . . . . . . . .            -               -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value; 20,000,000 shares authorized,
      none issued or outstanding . . . . . . . . . . . . . . . . . . . . . . . .            -               -
  Common stock, $0.0024 par value; 25,000,000 shares authorized, 10,212,461 and
      10,149,961 shares issued and outstanding at 2001 and 2002, respectively. .       24,510          24,360
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,211,407       4,163,901
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,838,863       7,064,345
  Less: Notes receivable - secured by common stock . . . . . . . . . . . . . . .      (44,003)        (44,003)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . .      (27,932)        (38,541)
                                                                                  ------------  --------------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .   12,002,845      11,170,062
                                                                                  ------------  --------------
                                                                                  $20,658,062   $  19,675,602
                                                                                  ============  ==============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                          2003          2002
                                                                      ------------  ------------
NET SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $10,560,085   $10,203,951

COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,914,581     4,835,356
                                                                      ------------  ------------
    Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .    5,645,504     5,368,595

OPERATING EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . .    4,529,832     4,175,136
                                                                      ------------  ------------
INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .    1,115,672     1,193,459

OTHER EXPENSE:
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .       63,352        89,869
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (30,818)       16,355
                                                                      ------------  ------------
    Total other expense. . . . . . . . . . . . . . . . . . . . . . .       32,534       106,224
                                                                      ------------  ------------
INCOME BEFORE INCOME TAXES and CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE. . . . . . . . . . . . . . . . . . . . . .    1,083,138     1,087,235

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . . . . .      308,620       327,930
                                                                      ------------  ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE. . . . . . . . . . . . . . . . . . . . . . .      774,518       759,305

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .            -    (4,008,831)
                                                                      ------------  ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . .  $   774,518   $(3,249,526)
                                                                      ============  ============
NET INCOME PER COMMON SHARE - BASIC:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.  $      0.08   $      0.08
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET . . . . .            -         (0.40)
                                                                      ------------  ------------
  NET INCOME PER COMMON SHARE. . . . . . . . . . . . . . . . . . . .  $      0.08   $     (0.32)
                                                                      ============  ============

NET INCOME PER COMMON SHARE - ASSUMING DILUTION:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.  $      0.07   $      0.07
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET . . . . .            -         (0.37)
                                                                      ------------  ------------
  NET INCOME PER COMMON SHARE - DILUTED. . . . . . . . . . . . . . .  $      0.07   $     (0.30)
                                                                      ============  ============

  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,177,433    10,001,717
    Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,793,464    10,731,713

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                             2003          2002
                                                                         -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .  $   774,518   $(3,249,526)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities-
     Depreciation & amortization. . . . . . . . . . . . . . . . . . . .      125,031       122,993
     Loss on disposal of assets . . . . . . . . . . . . . . . . . . . .        9,371             -
     Amortization of deferred financing costs . . . . . . . . . . . . .            -        37,038
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .       24,479       (36,290)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,609        (3,340)
     Cumulative effect of change in accounting principle. . . . . . . .            -     4,008,831
     Net changes in assets and liabilities:
       Accounts receivable-trade, net . . . . . . . . . . . . . . . . .     (829,103)     (444,920)
       Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,759       878,308
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      187,386       334,734
       Other current assets . . . . . . . . . . . . . . . . . . . . . .     (352,038)     (465,286)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      (90,543)      244,169
       Accrued expenses and other liabilities . . . . . . . . . . . . .   (1,507,392)      (54,597)
                                                                         ------------  ------------
     Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . .   (2,399,441)    4,621,640
                                                                         ------------  ------------
      Net cash provided by (used in) operating activities . . . . . . .   (1,624,923)    1,372,114
                                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment. . . . . . . . . . . . . . . . . .      (93,972)      (97,622)
  Payments in connection with businesses acquired . . . . . . . . . . .            -      (227,747)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . .        6,217             -
  Increase in other assets. . . . . . . . . . . . . . . . . . . . . . .      (17,197)         (421)
                                                                         ------------  ------------
      Net cash used in investing activities . . . . . . . . . . . . . .     (104,952)     (325,790)
                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans . . . . . . . . . .    1,597,065    (1,521,777)
  Payments on notes payable and long-term debt. . . . . . . . . . . . .       (1,600)      (19,643)
  Decrease in cash restricted for payment on revolving credit facility.       90,186       145,648
  Payments received on notes secured by common stock. . . . . . . . . .            -        20,736
  Proceeds from issuance of common stock. . . . . . . . . . . . . . . .       47,655        13,125
                                                                         ------------  ------------
      Net cash provided by (used in) financing activities . . . . . . .    1,733,306    (1,361,911)
                                                                         ------------  ------------

NET CHANGE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,431      (315,587)

CASH, beginning of period . . . . . . . . . . . . . . . . . . . . . . .      101,557       409,040
                                                                         ------------  ------------
CASH, end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $   104,988   $    93,453
                                                                         ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period . . . . . . . . . . . . . . . . . . .  $    56,930   $    59,283
  Income taxes paid during the period, net of (refunds) . . . . . . . .       41,620        25,172

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                            Common Stock
                                                                  ---------------------------------
                                                                      Number             Par              Paid-in
                                                                    of shares           value             capital
                                                                  --------------  ------------------ ------------------
BALANCE, December 31, 2001 . . . . . . . . . . . . . . . . . . .      9,991,161   $          23,979  $        4,030,508

  Payments on notes receivable -
       secured by common stock . . . . . . . . . . . . . . . . .              -                   -                   -

  Shares issued - employee
       stock options exercised . . . . . . . . . . . . . . . . .         20,000                  48              13,077

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                   -                   -

  Translation adjustment . . . . . . . . . . . . . . . . . . . .              -                   -                   -
                                                                  --------------  ------------------ ------------------
BALANCE, March 31, 2002. . . . . . . . . . . . . . . . . . . . .     10,011,161   $          24,027  $        4,043,585
                                                                  ==============  ================== ==================

BALANCE, December 31, 2002 . . . . . . . . . . . . . . . . . . .     10,149,961   $          24,360  $        4,163,901

  Shares issued - employee
       stock options exercised . . . . . . . . . . . . . . . . .         62,500                 150              47,506

  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .              -                   -                   -

  Translation adjustment . . . . . . . . . . . . . . . . . . . .              -                   -                   -
                                                                  --------------  ------------------ ------------------
BALANCE, March 31, 2003. . . . . . . . . . . . . . . . . . . . .     10,212,461   $          24,510  $        4,211,407
                                                                  ==============  ================== ==================

                                                              Notes       Accumulated
                                                           receivable        Other
                                             Retained     - secured by    Cumulative                    Comprehensive
                                             earnings     common stock       Loss           Total       Income (Loss)
                                           ------------  --------------  ------------  ---------------  -------------
BALANCE, December 31, 2001 . . . . . . . . $ 8,478,187   $     (71,939)  $   (37,064)  $   12,423,671

  Payments on notes receivable -
       secured by common stock . . . . . .           -          20,736             -           20,736

  Shares issued - employee
       stock options exercised . . . . . . .         -               -             -           13,125

  Net loss . . . . . . . . . . . . . . . . .(3,249,526)              -             -       (3,249,526)   $(3,249,526)

  Translation adjustment . . . . . . . . . .         -               -        (3,340)          (3,340)        (3,340)
                                           ------------  --------------  ------------  ---------------    -----------
BALANCE, March 31, 2002. . . . . . . . . ..$ 5,228,661   $     (51,203)  $   (40,404)  $    9,204,666
                                           ============  ==============  ============  ===============
  Comprehensive loss for the three months ended March 31, 2002                                           $(3,252,866)
                                                                                                         ============

BALANCE, December 31, 2002 . . . . . . . .$ 7,064,345    $     (44,003)  $   (38,541)  $   11,170,062

  Shares issued - employee
       stock options exercised . . . . . .          -                -             -           47,656

  Net income . . . . . . . . . . . . . . .    774,518                -             -          774,518    $   774,518

  Translation adjustment . . . . . .   .            -                -        10,609           10,609         10,609
                                           ------------  --------------  ------------  ---------------    -----------
BALANCE, March 31, 2003.   . . . . . . .  $ 7,838,863    $     (44,003)  $   (27,932)  $   12,002,845
                                           ============  ==============  ============  ===============
  Comprehensive income for the three months ended March 31, 2003                                         $   785,127
                                                                                                         ============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS  OF  PRESENTATION  AND  CERTAIN  SIGNIFICANT  ACCOUNTING  POLICIES

In the opinion of management, the accompanying consolidated financial statements for The Leather Factory, Inc. and its consolidated subsidiaries ("TLF") contain all adjustments necessary to present fairly its financial position as of March 31, 2003 and December 31, 2002, and its results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent  Accounting  Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123, ("SFAS 148"). SFAS 148 amends SFAS No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), to provide alternative transition methods for an entity's voluntary change in their accounting for stock-based compensation from the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations to the fair value method under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure of the pro forma effects of using the fair value method of accounting for stock-based compensation in interim as well as annual financial statements. The Company currently accounts for its stock-based compensation using the intrinsic value method as prescribed by APB No. 25. The disclosure provisions of SFAS No. 148 were adopted on December 31, 2002 and are discussed in Note 2.

Revenue  Recognition

The Company recognizes revenue for over-the-counter sales as transactions occur and other sales upon shipment of product provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

Inventory

Inventory is stated at the lower of cost or market and is accounted for on the "first in, first out" method. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.

The  components  of  inventory  consist  of  the  following:


                                            AS OF
                                    MARCH 31,   DECEMBER 31,
                                      2003          2002
                                   -----------   -----------
Finished goods held for sale       $11,447,127   $11,693,868
Raw materials and work in process    1,225,458     1,001,476
                                   -----------   -----------
                                   $12,672,585   $12,695,344
                                   ===========   ===========

Goodwill  and  Other  Intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. As a result of SFAS 142, we incurred an impairment write-down in the first quarter of 2002 of our investment in our subsidiary, Roberts, Cushman & Company, Inc., in the amount of $4.0 million. The remaining goodwill on our balance sheet is analyzed by management periodically to determine the appropriateness of its carry value. We have elected to perform our annual analysis during the fourth calendar quarter of each year. As of December 31, 2002, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first quarter of 2003.

Other  intangibles  consist  of  the  following:


                                         AS OF MARCH 31, 2003                  AS OF DECEMBER 31, 2002
                              --------------------------------------      ----------------------------------
                                           ACCUMULATED                               ACCUMULATED
                                GROSS     AMORTIZATION        NET           GROSS    AMORTIZATION     NET
                              ---------   -------------  -----------      ---------  ------------   --------
Trademarks, Copyrights        $544,369        $111,101     $433,268       $544,369     $102,029     $442,340
Non-Compete Agreements          52,000          14,500       37,500         52,000       10,833       41,167
                              ---------   -------------  -----------      ---------  ----------     --------
                              $596,369        $125,601      $470,768      $596,369     $112,862     $483,507
                              =========   =============  ===========      =========  ==========     ========

The Company recorded amortization expense of $12,740 during the first quarter of 2003 compared to $11,352 during the first quarter of 2002. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

                                        ROBERTS
      LEATHER FACTORY   TANDY LEATHER   CUSHMAN    TOTAL
      ----------------  --------------  --------  -------
2003       $5,918          $45,004         $0     $50,922
2004        5,918           45,004          0      50,922
2005        5,918           35,004          0      40,922
2006        5,918           34,337          0      40,255
2007        5,918           33,504          0      39,422

2.  STOCK-BASED  COMPENSATION
The Company accounts for stock options granted to its directors and employees using the intrinsic value method prescribed by APB No. 25 which requires compensation expense be recognized for stock options when the quoted market price of the Company's common stock on the date of grant exceeds the option's exercise price. No compensation cost has been reflected in net income for the granting of director and employee stock options as all options granted had an exercise price equal to the quoted market price of the Company's common stock on the date the options were granted.

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three months ended March 31, 2003 and 2002, on a pro forma basis, would have been as follows:

                                                                                2003        2002
                                                                              --------  ------------
Net income (loss), as reported                                                $774,518  $(3,249,526)

Add: Stock-based compensation expense included in reported net income (loss)      -            -

Deduct: Stock-based compensation expense determined under fair value method     20,266        25,905
                                                                              --------  ------------
Net income (loss), pro forma                                                  $754,252  $(3,275,431)
                                                                              ========  ============

Net income (loss) per share:
Basic - as reported                                                              $0.08       $(0.32)
Basic - pro forma                                                                $0.07       $(0.33)

Diluted - as reported                                                            $0.07       $(0.30)
Diluted - pro forma                                                              $0.07       $(0.31)

The fair values of stock options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.00% for both periods; dividend yields of 0% for both periods; volatility factors of .725 for 2003 and .736 for 2002; and an expected life of the valued options of 5 years.

3.  EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------

                                                        2003          2002
Net income (loss) . . . . . . . . . . . . . . . . .  $   774,518  $(3,249,526)
                                                     -----------  ------------
Numerator for basic and diluted earnings per share.      774,518   (3,249,526)


Denominator for basic earnings per share -
  Weighted-average shares . . . . . . . . . . . . .   10,177,433   10,001,717

Effect of dilutive securities:
  Stock options . . . . . . . . . . . . . . . . . .      442,884      482,800
  Warrants. . . . . . . . . . . . . . . . . . . . .      173,147      247,196
                                                     -----------  ------------
Dilutive potential common shares. . . . . . . . . .      616,031      729,996
                                                     -----------  ------------
Denominator for diluted earnings per share -
  weighted-average shares . . . . . . . . . . . . .   10,793,464   10,731,713
                                                     ===========  ============
  Basic earnings (loss) per share . . . . . . . . .  $      0.08  $     (0.32)
                                                     ===========  ============
  Diluted earnings (loss) per share . . . . . . . .  $      0.07  $     (0.30)
                                                     ===========  ============

The net effect of converting stock options to purchase 747,200 and 844,000 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2003 and 2002, respectively.


4.  SEGMENT  INFORMATION

The Company identifies its segments based on the activities of three distinct businesses:

A. THE LEATHER FACTORY, which sells primarily to wholesale customers through a chain of 30 outlet stores located in the United States and Canada;

b. TANDY LEATHER COMPANY, which sells primarily to retail customers through a chain of retail stores located in the United States; and

c. ROBERTS, CUSHMAN & COMPANY, manufacturer of decorative hat trims sold directly to hat manufacturers and distributors.

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as operating earnings, defined as income before interest and income taxes.



                                       THE LEATHER FACTORY    TANDY LEATHER COMPANY   ROBERTS, CUSHMAN & CO      TOTAL
                                       -------------------    ---------------------   ---------------------   -----------
FOR THE QUARTER ENDED MARCH 31, 2003
Net sales                                  $8,201,258              $1,864,539                $494,288         $10,560,085
Gross profit                                4,297,502               1,181,332                 166,670           5,645,504
Operating earnings                            923,637                 146,993                  45,042           1,115,672
Interest expense                              (63,352)                   -                       -                (63,352)
Other, net                                     31,290                    (472)                   -                 30,818
                                                                                                             ------------
Income before income taxes                    891,575                 146,521                  45,042           1,083,138
                                                                                                             ------------
Depreciation and amortization                 106,367                  15,839                   2,825             125,031
Fixed asset additions                          39,497                  54,475                     -                93,972
Total assets                              $17,364,513              $2,447,611                $845,938         $20,658,062
                                          -----------         ---------------          --------------         -----------


FOR  THE  QUARTER  ENDED  MARCH  31,  2002
Net sales                              $ 7,824,517            $   1,877,874           $  501,560              $ 10,203,951
Gross profit                             4,126,872                1,073,579              168,144                 5,368,595
Operating earnings                         975,727                  141,501               76,231                 1,193,459
Interest expense                           (89,655)                    (214)                -                     (89,869)
Other, net                                 (15,854)                    (501)                -                     (16,355)
                                                                                                              ------------
Income  before  income  taxes
  &  change  in  accounting  principle     870,218                  140,786               76,231                 1,087,235
                                                                                                              ------------
Depreciation and amortization              132,946                   23,703                3,382                   160,031
Fixed asset additions                       71,529                   25,513                  580                    97,622
Total assets                          $ 11,928,363             $  2,530,336           $  854,585              $ 15,313,284
                                      ------------             ------------           ----------              ------------

Net  sales  for  geographic  areas  were  as  follows:

                            THREE  MONTHS  ENDED

                     MARCH 31, 2003   MARCH 31, 2002
                     ---------------  --------------
United States            $9,870,636       $9,662,434
All other countries         689,449          541,517
                     ---------------  --------------
                        $10,560,085      $10,203,951
                     ===============  ==============


Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to the Company's consolidated net sales for the three-month periods ended March 31, 2003 and 2002. The Company does not have any significant long-lived assets outside of the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Leather Factory, Inc. ("TLF" or the "Company") is a Delaware corporation whose common stock trades on the American Stock Exchange under the symbol "TLF". The Company is managed on a business entity basis, with those businesses being The Leather Factory ("Leather Factory"), Tandy Leather Company ("Tandy" or "Tandy Leather"), and Roberts, Cushman & Company, Inc. ("Cushman"). See Note 4 to the Consolidated Financial Statements for additional information concerning the Company's segments, as well as its foreign operations.

Leather Factory, founded in 1980 by Wray Thompson and Ron Morgan, distributes leather and related products, including leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. The products are sold primarily through 30 company-owned outlets located throughout the United States and Canada.

Tandy Leather is the oldest and best-known supplier of leather and related supplies used in the leathercraft industry. From its founding in 1919, Tandy has been the primary leathercraft resource world wide. Products include quality tools, leather, accessories, kits and teaching materials. In early 2002, we initiated a plan to expand Tandy by opening retail stores. As of April 30, 2003, we have opened 20 Tandy Leather retail stores located throughout the United States.

Cushman, whose origins date back to the mid-1800's, custom designs and manufactures a product line of decorative hat trims for headwear manufacturers.

CRITICAL  ACCOUNTING  POLICIES

A description of the Company's critical accounting policies appears in "Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


RESULTS  OF  OPERATIONS

The following tables present selected financial data of each of the Company's three segments for the quarters ended March 31, 2003 and 2002:

                         QUARTER ENDED MARCH 31, 2003    QUARTER ENDED MARCH 31, 2002
                         ----------------------------    ----------------------------
                                          OPERATING                      OPERATING
                              SALES        INCOME              SALES       INCOME
                           ----------   -----------         -----------  ----------
Leather Factory            $8,201,258    $  923,637         $ 7,824,517  $  975,727
Tandy                       1,864,539       146,993           1,877,874     141,501
Cushman                       494,288        45,042             501,560      76,231
                          -----------    ---------          -----------  ----------
Total Operations          $10,560,085    $1,115,672         $10,203,951  $1,193,459
                          ===========    ==========         ===========  ==========

Consolidated net sales for the quarter ended March 31, 2003 increased $356,000, or 3.5%, compared to the same period in 2002. Leather Factory contributed $377,000 to the increase while Tandy and Cushman recorded sales decreases of $13,000 and $7,000, respectively. Operating income on a consolidated basis for the quarter ended March 31, 2003 was down 6.5% or $78,000 over the first quarter of 2002.

                           QUARTER              QUARTER          INCR
                         ENDED 3/31/03        ENDED 3/31/02      (DECR)        % CHANGE
                         -------------        -------------     ----------     --------
Same Store Sales           $ 8,982,895           $8,473,695       $509,200        6.01%
New Store Sales              1,576,131              $27,688     $1,548,443          N/A
Closed Store Sales               1,059            1,702,568     (1,701,509)         N/A
                         -------------          -----------     ----------     --------
Total                      $10,560,085          $10,203,951       $356,134        3.49%
                         =============          ===========     ==========     ========

Same store sales includes 29 Leather Factory stores, two Tandy stores, and Cushman. New store sales includes one Leather Factory store and 17 Tandy stores. Stores opened for less than half of the reporting period last year are classified as new stores in the current reporting period. The closed store in the table above was the Tandy order fulfillment house that was eliminated on September 1, 2002.

LEATHER  FACTORY  OPERATIONS

Net sales from Leather Factory's 30 stores increased 4.81% for the first quarter of 2003 as follows:

                                              QTR ENDED   QTR ENDED    $ INCR      % INCR
                                               3/31/03     3/31/02      (DECR)     (DECR)
                                              ----------  ----------  ---------   --------
Same store sales (29 stores) . . . . . . . .  $8,085,989  $7,693,515  $ 392,474      5.10%
New store sales (1 store). . . . . . . . . .     115,269           -    115,269       ***
"Transferred to Tandy" store sales (1 store)           -     131,002   (131,002)  (100.0%)
                                              ----------  ----------  ---------   --------
Total sales. . . . . . . . . . . . . . . . .  $8,201,258  $7,824,517  $ 376,741      4.81%
                                              ==========  ==========  =========   ========

The following table presents TLF's sales mix by customer categories for the quarters ended March 31, 2003 and 2002:

                                                                                                   QUARTER ENDED
CUSTOMER GROUP                                                                                   3/31/03      3/31/02
--------------                                                                                   -------      -------
RETAIL (end users, consumers, individuals)                                                           23%           21%
INSTITUTION (prisons, prisoners, hospitals, schools, YMCA, Boy Scouts, etc.)                          7             7
WHOLESALE (saddle & tack stores, resellers & distributors, shoe repair shops, dealers, etc.)         31            32
CRAFT (craft stores (individually owned) and craftstore chains)                                      24            26
MIDAS (small manufacturers)                                                                           8             7
ASC (Authorized Sales Centers)                                                                        7             7
                                                                                                 -------      -------
                                                                                                   100%           100%
                                                                                                 =======      =======

Our biggest sales gains were in our RETAIL and MIDAS customer groups. Our retail sales were up approximately 18% over those same sales a year ago, primarily the result of the additional sales generated by our Fort Worth flagship store. This store is our only store in the U.S. that carries full lines of both Leather Factory and Tandy Leather products. In addition, we remodeled this store in late 2002 to accommodate and encourage more retail, walk-in traffic. Our MIDAS sales increased approximately 28% over last year. Due to the instability of the general economy, our small manufacturing customers are trying to avoid committing large amounts of their cash for bulk purchases, particularly on items that they normally import. Therefore, we have been able to generate sales by providing merchandise in smaller quantities on a more frequent basis to these manufacturers. These customers are willing to pay a slightly higher price for goods from us in order to mange their cash flow. Sales to our CRAFT customers were off slightly (approximately $100,000) due to the timing of orders shipped around the end of the quarter.

Operating income for Leather Factory decreased $52,000 or 5.3% of sales for the current quarter compared to 2002. Operating expenses as a percentage of sales were 41.3%, off slightly ($93,000) from our target of 40% of sales. Our insurance programs - particularly employee health benefits - have experienced significant cost increases. Also, the Company's increased emphasis on investor relations added to these expenses. We monitor these expenses closely in an effort to optimize the value received by the Company. In computing net income by segment, most of these administrative expenses are allocated to the Leather Factory segment.

TANDY  LEATHER  OPERATIONS

Net sales for Tandy, which consisted of nineteen retail stores as of March 31, 2003, were down 0.71% for the first quarter of 2003 over the same quarter last year, which consisted of two retail stores and the order fulfillment house, as follows:

                                                          QTR ENDED   QTR ENDED      $INCR       % INCR
                                                           3/31/03     3/31/02       (DECR)      (DECR)
                                                          ---------   ---------    ---------    -------
Same store sales (1 store)                                 $216,478    $147,618     $68,860      46.65%
New store sales (17 stores)                               1,460,862      27,688   1,433,174         ***
"Transferred from Leather Factory" store sales (1 store)    186,140        -        186,140         ***
Closed store (order fulfillment house)                        1,059   1,702,568  (1,701,509)   (100.00)
                                                          ---------   ---------  ---------     --------
Total sales                                              $1,864,539  $1,877,874    $(13,335)    (0.71%)
                                                         ==========  ==========  ==========    ========

A store is categorized as "new" as long as it was opened less than half of the comparable period in the prior year. In the above table, the sales amount for "new store sales" for the quarter ended March 31, 2002 represents our Boise, Idaho store sales in that period because that store was only open for one month in the period (it was opened on March 1, 2002).

Sales in the current quarter were off slightly compared to a year ago - although as the table above indicates, the comparison is retail stores to the order fulfillment house. The single "same store" sales results are encouraging as that store was opened for the entire quarter in both years. The "transferred" store is producing strong gains as well - compared to the sales being generated as a Leather Factory store a year ago. (See Leather Factory's table for last year's sales amount.) The retail stores that are at least three months old are averaging approximately $37,000 in sales per month, which is better than our projections of $30,000 per month per store.

The following table presents Tandy's sales mix by customer categories for the quarters ended March 31, 2003 and 2002:

                                                                                                  QUARTER ENDED
CUSTOMER GROUP                                                                                   3/31/03      3/31/02
--------------                                                                                -----------   ---------
RETAIL (end users, consumers, individuals)                                                           72%          61%
INSTITUTION (prisons, prisoners, hospitals, schools, YMCA, Boy Scouts, etc.)                           5           12
WHOLESALE (saddle & tack stores, resellers & distributors, shoe repair shops, dealers, etc.)          19           11
CRAFT (craft stores (individually owned) and craftstore chains)                                        -            1
MIDAS (small manufacturers)                                                                            -            -
ASC (Authorized Sales Centers)                                                                         4           15
                                                                                              -----------   ---------
                                                                                                    100%         100%
                                                                                              ===========   =========

Operating income for Tandy increased marginally ($5,500) in the current quarter due primarily to an increase in gross profit margin of approximately 6 percentage points but offset by an increase in operating expenses. Operating expenses were 55% of sales in the current quarter compared to 50% in the same quarter last year. Employee health costs contributed somewhat to the increase (cost of health care is rising, plus there are more employees participating in the benefit program this year). In addition, management's policy is to expense store set-up costs (tables, shelving, displays, etc.) in the first month a store generates sales, regardless of when in the month those sales begin. In the first quarter of 2003, three of the five stores opened in the first quarter were opened in the last 30 days of the quarter. Therefore, set-up costs were incurred and included in operating expenses before the stores can generate sufficient sales to offset these costs. Despite this conservative policy, new Tandy stores continued the trend of generating profits in the second month in which they are opened.

ROBERTS,  CUSHMAN  OPERATIONS

Net sales for Cushman decreased $7,300 for the first quarter of 2003, although a slight improvement in gross profit margin (0.2%) was achieved. Operating income for Cushman decreased $31,000 due to increases in insurance costs and bad debts. A customer went out of business in the first quarter of 2003 owing Cushman approximately $9,000. Despite the number of new customer inquiries Cushman is receiving currently, management is monitoring its accounts closely in order to avoid further uncollectible accounts.

OTHER  EXPENSES

Interest expense in the first quarter of 2003 ($63,352) was down 29.5% from the first quarter of 2992 ($89,869). This change was attributable to a reduction in the interest rate for the first quarter of 2003 compared to the first quarter of 2002.

CAPITAL  RESOURCES,  LIQUIDITY  AND  FINANCIAL  CONDITION

There was a slight change (less than 5%) in our consolidated balance sheet from December 31, 2002 to March 31, 2003. Total assets increased from $19,675,602 at year-end to $20,658,062 at March 31. Our accounts receivable accounted for the majority of the increase. Total stockholders' equity increased from $11,170,062 at December 31, 2002 to $12,002,845 at March 31, 2003. Most of the increase was from earnings in the first quarter of this year.

Inventory decreased minimally ($23,000) at March 31, 2003 from year-end 2002. Inventory turnover decreased to an annualized rate of 3.47 times during the first quarter of 2003, a slight slowdown from 3.93 times for the first quarter of 2002 and 3.65 times for all of 2002. The slowdown in turns is due primarily to the increased amounts of inventory at the end of 2002. We compute our inventory turns as sales divided by average inventory. As we stated in our 2002 Form 10-K, our inventory was above normal and expected levels at the end of 2002, primarily due to our attempts to optimize that inventory during the West Coast dock strike in the later part of the third quarter of 2002 and the eventual unwinding of the backlog of shipments in the fourth quarter of 2002 after the strike ended. We reduced our inventory purchases considerably in the first quarter of 2003 but do not expect to realize the effects of these decreased purchases until the second quarter of 2003.

The Company's investment in accounts receivable was $2.8 million at March 31, 2003, up $829,000 from $1.9 million at year-end 2002. This is a result of an increase in credit sales during the quarter ended March 31, 2003 as compared to that of the quarter ended December 31, 2002. The average days to collect accounts improved slightly over the first quarter of 2002 from 47.2 days to 43.6 days. Both Tandy and Leather Factory posted the most improvement in average days to collect accounts, from 42.9 and 45.5 days in 2002 to 39.6 and 41.1 days for the first quarter of 2003, respectively.

Accounts payable decreased $90,000 to $1.5 million at the end of the first quarter, due primarily to the reduction in inventory purchases during the period. Accrued expenses and other liabilities decreased $1.5 million, from $2.5 million at December 31, 2002 to $1.0 million at March 31, 2003. The majority of this decrease reflects the payment of store managers' bonuses in March 2003. These bonus payments were funded with borrowings on the Company's revolving credit facility. As a result, notes payable and current maturities of long-term debt increased from $4,218,968 at the end of 2002 to $5,816,689 at March 31, 2003.

The Company's current ratio fell slightly from 2.08 at December 31, 2002 to 2.03 at March 31, 2003. Generally accepted accounting principles ("GAAP") require the Company's debt with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo") to be classified as short-term (even though the stated maturity is in November 2004) because our credit agreement with Wells Fargo includes both a subjective acceleration clause and a requirement to maintain an arrangement whereby cash collections from our customers directly reduce the debt outstanding (Emerging Issues Task Force Issue 95-22). If the accounting rules permitted this loan to be report as long-term indebtedness, the Company's current ratio at March 31, 2003 would have been 6.52, a difference of 4.44. Management believes that disclosure of the non-GAAP information aids the reader's understanding of the Company's balance sheets.

During the first quarter of 2003, cash flows used in operating activities was $1.6 million. The annual manager bonus payments accounted for the majority of the operating cash used during the quarter. Cash flows used in investing activities totaled $105,000, the majority of which was for the purchase of equipment in the amount of $94,000. Most of the equipment purchased was for the new Tandy stores opened during the quarter and computer equipment upgrades in existing stores. Cash flows provided by financing activities was $1.7 million, representing our net borrowings against our revolving credit facility during the quarter.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy's retail store chain from a combination of current cash balances, internally generated funds and our revolving credit facility with Wells Fargo, which is based upon the level of the our accounts receivable and inventory. At March 31, 2003, the available and unused portion of the credit facility was approximately $1,351,000.

FORWARD-LOOKING  STATEMENTS
---------------------------

This report (particularly this Item 2) contains forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future trends or occurrences. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

For disclosures about market risk affecting the Company, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2002. The Company believes that its exposure to market risks has not changed significantly since December 31, 2002.

ITEM  4.  CONTROLS  AND  PROCEDURES

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

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

On February 12, 2003, the Company entered into a Capital Markets Services Engagement Agreement ("Services Agreement") with Westminster Securities Corporation ("Westminster"), a member firm of the New York Stock Exchange. Under the Services Agreement, Westminster agreed to provide the Company with capital market services, including corporate finance advisory services, research services, and sales and trading services.

For the services to be provided during the one-year term of the Services Agreement, the Company paid a $6,000 retainer fee and agreed to pay $4,000 per month during the contract's term. Also, the Company issued to Westminster and certain named employees warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.10 per share, subject to adjustment for certain issuances at a per share price below $3.10 that might occur during the five-year term of the warrants.

The issuance of the warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that act. The related Financial Advisor's Warrant Agreement, dated as of February 12, 2003, contained representations as to investment intent and restrictions on transfer. Also the warrant certificates contain prominent legends stating the restrictions on transfer.

In addition, the Financial Advisor's Warrant Agreement grants demand and piggyback registration rights to the holders of the warrants to facilitate resale of the Company's common stock upon exercise of the warrants.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

EXHIBIT NUMBER  EXHIBIT
--------------  ------------------------------------------------------------------------
      4.1       Financial Advisor's Warrant Agreement, dated February 12, 2003, between The Leather Factory, Inc. and Westminster Securities
      4.2       Capital Markets Services Engagement Agreement, dated February
                   12, 2003, between The Leather Factory, Inc. and Westminster
                   Securities Corporation
     99.1       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K

On April 23, 2003, the Company filed a report on Form 8-K in which we furnished under Item 9 the press release entitled "The Leather Factory Reports 1st Quarter 2003 Results" relating to the result of our first quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE  LEATHER  FACTORY,  INC.
                                                (Registrant)

Date:  May  12,  2003                 By:   /s/  Wray  Thompson
                                            -------------------
                                            Wray  Thompson
                                            Chairman  of  the  Board  and
                                             Chief  Executive  Officer

Date:  May  12,  2003                 By:  /s/Shannon  L.  Greene
                                           ----------------------
                                           Shannon  L.  Greene
                                           Chief  Financial  Officer  and
                                            Treasurer (Chief Accounting Officer)

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

Date:     May  13,  2003                  /s/  Wray  Thompson
                                          -------------------
                                          Wray  Thompson
                                          President  and  Chief  Executive
                                           Officer (principal executive officer)

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

Date:     May  13,  2003                /s/  Shannon  L.  Greene
                                        -------------------------
                                        Shannon  L.  Greene
                                        Chief Financial Officer  and  Treasurer
                                        (principal financial and
                                          accounting officer)

EXHIBIT  4.1

     FINANCIAL ADVISOR'S WARRANT AGREEMENT dated as of February 12, 2003, ("Engagement Date") between THE LEATHER FACTORY, INC., a Delaware corporation (the "Company"), and WESTMINSTER SECURITIES CORPORATION, a New York corporation and its assignees or designees (hereinafter referred to variously as a "Holder" or "Financial Advisor").
                              W I T N E S S E T H:
WHEREAS, the Financial Advisor has agreed pursuant to the Engagement Agreement dated as of February 12, 2003 (the "Engagement Agreement"), between the Financial Advisor and the Company, to act as financial advisor to the Company.

WHEREAS, pursuant to the Engagement Agreement, the Company agreed to issue warrants to the Financial Advisor to purchase up to an aggregate of 100,000 shares of Common Stock (the "Financial Advisor's Warrants"); and

WHEREAS, the Financial Advisor's Warrants to be issued pursuant to this Agreement will be issued to the Financial Advisor in consideration for, and as part of the compensation in connection with, the Financial Advisor's services pursuant to the Engagement Agreement.

NOW, THEREFORE, in consideration of the premises, the agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. GRANT. The Financial Advisor is hereby granted the right to purchase, at any time from the Engagement Date until 5:00 p.m., New York time, on February 12, 2008 (5 years from the Engagement Agreement), at which time the Financial Advisor's Warrants expire, an aggregate of 100,000 shares of Common Stock, subject to adjustment as provided in Section 11 hereof (the "Financial Advisor's Securities"). Each Financial Advisor's Warrant shall entitle the holder thereof to purchase one (1) share of common stock, no par value per share, of the Company (the "Common Stock"), at an initial exercise price of $3.10 (as defined in Section 9.3(e)) (the "Common Stock Exercise Price").

2. FINANCIAL ADVISOR'S WARRANT CERTIFICATES. The Financial Advisor's warrant certificates (the "Warrant Certificates") delivered and to be delivered pursuant to this Agreement shall be in the form set forth in Exhibit A, attached hereto and made a part hereof, with such appropriate insertions, omissions, substitutions, and other variations as required or permitted by this Agreement.

3. REGISTRATION OF WARRANT. The Financial Advisor's Warrants shall be numbered and shall be registered on the books of the Company when issued.

4.  EXERCISE  OF  FINANCIAL  ADVISORS'S  WARRANT.

     4.1 METHOD OF EXERCISE. The Financial Advisor's Warrants initially are exercisable at the Common Stock Exercise Price (subject to adjustment as provided in Section 11 hereof) per Financial Advisor's Warrant set forth in
Section 8 hereof payable by certified or official bank check in New York Clearing House funds. Upon surrender of a Financial Advisor's Warrant Certificate with the annexed Form of Election to Purchase duly executed, together with payment of the Common Stock Exercise Price for shares of Common Stock purchased at the Company's principal offices presently located at 3827 East Loop 820 South, Fort Worth, Texas 76119 the registered holder of a Financial Advisor's Warrant Certificate ("Holder" or "Holders") shall be entitled to receive a certificate or certificates for the shares of Common Stock so purchased. The purchase rights represented by each Financial Advisor's Warrant Certificate are exercisable at the option of the Holder thereof, in whole or in part (but not as to fractional shares underlying the Financial Advisor's Warrants) in increments of not less than 5,000 shares at one time. In the case of the purchase of less than all of the shares purchasable under any Financial Advisor's Warrant Certificate, the Company shall cancel said Financial Advisor's Warrant Certificate upon the surrender thereof and shall execute and deliver a new Financial Advisor's Warrant Certificate of like tenor for the balance of the shares purchasable thereunder.

     4.2 CASHLESS EXERCISE. In addition to the right to exercise the Financial Advisor's Warrant for cash pursuant to Section 4.1, Financial Advisor shall have the right to exercise the Financial Advisor's Warrant (in whole but not in part) by the surrender of the Financial Advisor's Warrant (with the annexed Form of Election of Cashless Exercise) at the office of the Company at any time during the term of the Financial Advisor's Warrant, into shares of Common Stock as provided for in this Section 4.2. Upon exercise of this cashless exercise right, Financial Advisor shall be entitled to receive that number of shares of Common Stock of the Company equal to the quotient obtained by dividing [(A - B)(X)] by
(A),  where:

(A)     =     the  Market  Price  (as defined in Section 9.3(e)) of one share of
Common  Stock  on  the  date  of  exercise  of  the Financial Advisor's Warrant.

(B)     =     the  Common  Stock  Exercise  Price  for one share of Common Stock under  the  Financial  Advisor's  Warrant.

(X) =     the number of Shares issuable upon exercise of the Financial Advisor's
Warrant.

If the above calculation results in a negative number, then no shares of Common Stock shall be issued or issuable upon cashless exercise of the Financial Advisor's Warrant.

Upon any cashless exercise of the Financial Advisor's Warrant, the Financial Advisor shall be entitled to receive a certificate for the number of shares of Common Stock determined under this Section 4.2.

5. ISSUANCE OF CERTIFICATES. Upon the exercise of the Financial Advisor's Warrant, the issuance of certificates for securities, properties or rights underlying such Financial Advisor's Warrant shall be made forthwith (and in any event within five (5) business days thereafter) without charge to the Holder thereof including, without limitation, any tax which may be payable in respect of the issuance thereof, and such certificates shall (subject to the provisions of Sections 7 and 9 hereof) be issued in the name of, or in such names as may be directed by, the Holder thereof; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificates in a name other than that of the Holder and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid.

6. TRANSFER OF FINANCIAL ADVISORS'S WARRANT. The Financial Advisor's Warrant shall be transferable only on the books of the Company maintained at its principal office, where its principal office may then be located, upon delivery thereof duly endorsed by the Holder or by its duly authorized attorney or Financial Advisor accompanied by proper evidence of succession, assignment or authority to transfer. Upon any registration of transfer, the Company shall execute and deliver the new Financial Advisor's Warrant to the person entitled thereto.

7. RESTRICTION ON TRANSFER OF FINANCIAL ADVISOR'S WARRANT. The Holder of a Financial Advisor's Warrant Certificate, by its acceptance thereof, covenants and agrees that the Financial Advisor's Warrant is being acquired as an investment and not with a view to the distribution thereof, and that the Financial Advisor's Warrant may not be sold, transferred, assigned, hypothecated or otherwise disposed of, in whole or in part, for the term of the Financial Advisor's Warrant, except to officers or affiliates of the Financial Advisor or by operation of law.

8.  EXERCISE  PRICE  AND  NUMBER  OF SECURITIES. Except as otherwise provided in
Section 11 hereof, each Financial Advisor's Warrant is exercisable to purchase one share of Common Stock at an initial exercise price equal to the Common Stock Exercise Price. The Common Stock Exercise Price, and the number of shares for which the Financial Advisor's Warrant may be exercised shall be the price and the number of shares which shall result from time to time from any and all adjustments in accordance with the provisions of Section 11 hereof.

9.  REGISTRATION  RIGHTS.

     9.1 REGISTRATION UNDER THE SECURITIES ACT OF 1933. Each Financial Advisor's Warrant Certificate and each certificate representing securities issuable upon exercise of the Financial Advisor's Warrant (collectively, the "Warrant Shares") shall bear the following legend unless (i) such Financial Advisor's Warrant or Warrant Shares are distributed to the public pursuant to a registration statement filed under the Securities Act of 1933, as amended (the "Act"), or
(ii) the Company has received an opinion of counsel, in form and substance reasonably satisfactory to counsel for the Company, that such legend is unnecessary for any such certificate:

THE FINANCIAL ADVISOR'S WARRANT REPRESENTED BY THIS CERTIFICATE AND THE OTHER SECURITIES ISSUABLE UPON EXERCISE THEREOF MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO (I) AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933 (THE "ACT"), (II) TO THE EXTENT APPLICABLE, RULE 144 UNDER SUCH ACT (OR ANY SIMILAR RULE UNDER SUCH ACT RELATING TO THE DISPOSITION OF SECURITIES), OR (III) AN OPINION OF COUNSEL, IF SUCH OPINION SHALL BE REASONABLY SATISFACTORY TO COUNSEL FOR THE ISSUER, THAT AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT IS AVAILABLE.

THE TRANSFER OR EXCHANGE OF THE FINANCIAL ADVISOR'S WARRANT REPRESENTED BY THE CERTIFICATE IS RESTRICTED IN ACCORDANCE WITH THE FINANCIAL ADVISOR'S WARRANT AGREEMENT REFERRED TO HEREIN.

     9.2 PIGGYBACK REGISTRATION. If, at any time the Company proposes to register any of its securities under the Act (other than in connection with a merger or pursuant to Form S-4 or Form S-8), it will give written notice by registered mail, at least twenty (20) days prior to the filing of each such registration statement, to the Holders of the Financial Advisor's Warrants and/or the Warrant Shares of its intention to do so. If any of the Holders of the Financial Advisor's Warrants and/or Warrant Shares notify the Company within ten (10) days after mailing of any such notice of its or their desire to include any such securities in such proposed registration statement, the Company shall afford such Holders of the Financial Advisor's Warrants and/or Warrant Shares the opportunity to have any such Financial Advisor's Warrants and/or Warrant Shares registered under such registration statement. In the event that the managing underwriter for said offering advises the Company in writing that in its opinion the number of securities requested to be included in such registration exceeds the number which can be sold in such offering without causing a diminution in the offering price or otherwise adversely affecting the offering, the Company will include in such registration (a) FIRST, the securities the Company proposes to sell, (b) SECOND, the securities held by the entities that made the demand for registration, (c) THIRD, the Financial Advisor's Warrants and/or Warrant Shares requested to be included in such registration which in the opinion of such underwriter can be sold, PRO RATA among the Holders of Financial Advisor's Warrants and/or Warrant Shares on the basis of the number of Financial Advisor's Warrants and/or Warrant Shares requested to be registered by such Holders, and (d) FOURTH, other securities requested to be included in such registration.

Notwithstanding the provisions of this Section 9.2, the Company shall have the right at any time after it shall have given written notice pursuant to this
Section 9.2 (irrespective of whether a written request for inclusion of any such securities shall have been made) to elect not to file any such proposed registration statement or to withdraw the same after the filing but prior to the effective date thereof.

     9.3  DEMAND  REGISTRATION.

          (a) At any time after the Engagement Date and expiring five (5) years after the Engagement Date, the Holders of the Financial Advisor's Warrants and/or Warrant Shares representing a "Majority" (as hereinafter defined in Section 9.4(k) hereof) of the Financial Advisor's Warrants and/or Warrant Shares shall have the right (which right is in addition to the registration rights under Section 9.2 hereof), exercisable by written notice to the Company, to have the Company prepare and file with the Securities and Exchange Commission (the "Commission"), on one occasion, a registration statement and such other documents, including a prospectus, as may be necessary in the opinion of both counsel for the Company and counsel for the Holders, in order to comply with the provisions of the Act, so as to permit a public offering and sale by such Holders and any other Holders of the Financial Advisor's Warrant and/or Warrant Shares who notify the Company within fifteen (15) days after the Company mails notice of such request pursuant to Section 9.3(b) hereof (collectively, the "Requesting Holders") of their respective Warrant Shares for the earlier of (i) six (6) consecutive months or (ii) until the sale of all of the Warrant Shares requested to be registered by the Requesting Holders.

          (b) The Company covenants and agrees to give written notice of any registration request under this Section 9.3 by any Holder or Holders representing a Majority of the Financial Advisor's Warrants and/or Warrant Shares to all other registered Holders of the Financial Advisor's Warrants and the Warrant Shares within ten (10) days from the date of the receipt of any such registration request.

          (c)  Intentionally  Omitted.

          (d) Notwithstanding anything to the contrary contained herein, if the Company shall not have filed a registration statement for the Warrant Shares within the time period specified in Section 9.4(a) hereof pursuant to the written notice specified in Section 9.3(a) of the Holders of a Majority of the Financial Advisor's Warrants and/or Warrant Shares, the
     Company, at its option, may repurchase (i) any and all Warrant Shares at the higher of the Market Price (as defined in Section 9.3(e)) per share of Common Stock on (x) the date of the notice sent pursuant to Section 9.3(a) or (y) the expiration of the period specified in Section 9.4(a) and (ii) any and all Financial Advisor's Warrant at such Market Price less the exercise price of such Financial Advisor's Warrant. Such repurchase shall be in immediately available funds and shall close within two (2) days after the later of (i) the expiration of the period specified in Section 9.4(a) or (ii) the delivery of the written notice of election specified in this
     Section  9.3(d).

          (e) DEFINITION OF MARKET PRICE. As used herein, the phrase "Market Price" at any date shall mean the fair value as determined in good faith by the Company's Board of Directors; provided, however, that where there exists a public market for the Company's Common Stock at the time of Financial Advisor's exercise of this conversion right, the Market Price per share of Common Stock shall be deemed to be the last reported sale price of the Common Stock on the trading day before the Financial Advisor's Warrant, with attached Notice of Conversion, are duly surrendered to the Company for conversion thereof or, in case no such reported sale takes place on such day, the average of the last reported closing sale prices for the last three (3) trading days, in either case as officially reported by the principal securities exchange on which the Common Stock is listed or admitted to trading, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, the average closing sale price as furnished by the NASD through The NASDAQ Stock Market, Inc. ("NASDAQ") or similar organization if NASDAQ is no longer-reporting such information, or if the Common Stock is not quoted on NASDAQ, the OTC Electronic Bulletin Board, or as determined in good faith by resolution of the Board of Directors of the Company, based on the best information available to it.

     9.4 COVENANTS OF THE COMPANY WITH RESPECT TO REGISTRATION. In connection with any registration under Sections 9.2 or 9.3 hereof, the Company covenants and agrees as follows:

     (a) The Company shall use its best efforts to file a registration statement within sixty (60) days of receipt of any demand therefor, and to have any registration statements declared effective at the earliest possible time, and shall furnish each Holder desiring to sell Warrant Shares such number of prospectuses as shall reasonably be requested.

     (b) The Company shall pay all costs (excluding fees and expenses of Holder(s) counsel and any underwriting or selling commissions), fees and expenses in connection with all registration statements filed pursuant to Sections 9.2 and 9.3(a) hereof including, without limitation, the Company's legal and accounting fees, printing expenses, blue sky fees and expenses. The Holder(s) will pay all costs, fees and expenses (including those of the Company) in connection with the registration statement filed pursuant to Section 9.3(c).

     (c) The Company will take all necessary action which may be required in qualifying or registering the Warrant Shares included in a registration statement for offering and sale under the securities or blue sky laws of such states as reasonably are requested by the Holder(s), provided that the Company shall not be obligated to execute or file any general consent to service of process or to qualify as a foreign corporation to do business under the laws of any such jurisdiction.

     (d) The Company shall indemnify the Holder(s) of the Warrant Shares to be sold pursuant to any registration statement and each person, if any, who controls such Holders within the meaning of Section 15 of the Act or Section 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), against all loss, claim, damage, expense or liability (including all expenses reasonably incurred in investigating, preparing or defending against any claim whatsoever) to which any of them may become subject under the Act, the Exchange Act or otherwise, arising from such registration statement but only to the same extent and with the same effect as the provisions pursuant to which the Company has agreed to indemnify each of the Underwriters contained in Section 7 of the Engagement Agreement.

     (e)  Intentionally  Omitted

     (f) Nothing contained in this Agreement shall be construed as requiring the Holder(s) to exercise their Financial Advisor's Warrant prior to the initial filing of any registration statement or the effectiveness thereof.

     (g) The Company shall not permit the inclusion of any securities other than the Warrant Shares to be included in any registration statement filed pursuant to Section 9.3 hereof, or permit any other registration statement to be or remain effective during the effectiveness of a registration statement filed pursuant to Section 9.3 hereof, without the prior written consent of National Securities Corporation or as otherwise required by the terms of any existing registration rights granted prior to the date of this Agreement by the Company to the holders of any of the Company's securities.

     (h) For purposes of this Agreement, the term "Majority" in reference to the Financial Advisor's Warrants or Warrant Shares, shall mean in excess of 50,000 of the then outstanding Financial Advisor's Warrants or Warrant Shares.

10. OBLIGATIONS OF HOLDERS. It shall be a condition precedent to the obligations of the Company to take any action pursuant to SECTION 9 hereof that each of the selling Holders shall:

     (a) Furnish to the Company such information regarding themselves, the Warrant Shares held by them, the intended method of sale or other disposition of such securities, the identity of and compensation to be paid to any underwriters proposed to be employed in connection with such sale or other disposition, and such other information as may reasonably be required to effect the registration of their Warrant Shares.

     (b) Notify the Company, at any time when a prospectus relating to the Warrant Shares covered by a registration statement is required to be delivered under the Act, of the happening of any event with respect to such selling Holder as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

     (c) The Holder(s) of the Warrant Shares to be sold pursuant to a registration statement, and their successors and assigns, shall severally, and not jointly, indemnify the Company, its officers and directors and each person, if any, who controls the Company within the meaning of Section 15 of the Act or
Section 20(a) of the Exchange Act, against all loss, claim, damage or expense or liability (including all expenses reasonably incurred in investigating, preparing or defending against any claim whatsoever) to which they may become subject under the Act, the Exchange Act or otherwise, arising from information furnished by or on behalf of such Holders, or their successors or assigns, for specific inclusion in such registration statement to the same extent and with the same effect as the provisions contained in Section 7 of the Engagement Agreement pursuant to which the Underwriters have agreed to indemnify the Company.

11. ADJUSTMENTS TO COMMON STOCK EXERCISE PRICE. The Common Stock Exercise Price in effect at any time shall be subject to adjustment from time to time only upon the happening of the following events:

     11.1 STOCK DIVIDEND, SUBDIVISION AND COMBINATION. In case the Company shall
(i) declare a dividend or make a distribution on its outstanding shares of Common Stock in shares of Common Stock, (ii) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares, or (iii) combine or reclassify its outstanding shares of Common Stock into a smaller number of shares, the Common Stock Exercise Price in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivision, combination or reclassification shall be adjusted so that it shall equal the price determined by multiplying the Common Stock Exercise Price by a fraction, the denominator of which shall be the number of shares of Common Stock outstanding after giving effect to such action, and the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such action. Such adjustment shall be made successively whenever any event listed above shall occur.

    11.2 DILUTIVE ISSUANCES. In the event the Company issues any shares of Common Stock (or Common Stock equivalents) during the period from February 12, 2003 until a Financial Advisor's Warrant is exercised, the Company shall compute the weighted average issuance price for all issuances during the period, and, if the weighted average issuance price shall be less than $3.10, then the Common Stock Exercise Price shall, for that exercise, be equal to the weighted average issuance price for the period.

    11.3  Intentionally  Omitted

    11.4 DEFINITION OF COMMON STOCK. For the purpose of this Agreement, the term "Common Stock" shall mean (i) the class of stock designated as Common Stock in the Articles of Incorporation of the Company as amended as of the date hereof, or (ii) any other class of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value.

    11.5 MERGER OR CONSOLIDATION. In case of any consolidation of the Company with, or merger of the Company into, another corporation (other than a consolidation or merger which does not result in any reclassification or change of the outstanding Common Stock), the corporation formed by such consolidation or merger shall execute and deliver to the Holder a supplemental warrant agreement providing that the Holder of each Financial Advisor's Warrant then outstanding or to be outstanding shall have the right thereafter (until the expiration of such Financial Advisor's Warrant) to receive, upon exercise of such Financial Advisor's Warrant, the kind and amount of shares of stock and other securities and property receivable upon such consolidation or merger by a holder of the number of shares of Common Stock for which such Financial Advisor's Warrant might have been exercised immediately prior to such consolidation or merger. Such supplemental warrant agreement shall provide for adjustments which shall be identical to the adjustments provided in this Section
11. The above provision of this subsection shall similarly apply to successive consolidations or mergers.

    11.6 NO ADJUSTMENT OF EXERCISE PRICE IN CERTAIN CASES. No adjustment of the Common Stock Exercise Price shall be made:

          (a) Upon the issuance or sale of the Financial Advisor's Warrant or the Warrant Shares;

          (b) Upon the issuance or sale of Common Stock (or any other Common Stock equivalent) upon the direct or indirect conversion, exercise, or exchange of any options, rights, warrants, or other securities or indebtedness of the Company outstanding as of the date of this Agreement or granted pursuant to any stock option plan of the Company in existence as of the date of this Agreement, pursuant to the terms thereof; or

          (c) If the amount of said adjustment shall be less than two cents ($0.02) per share, provided, however, that in such case any adjustment that would otherwise be required then to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment which, together with any adjustment so carried forward, shall amount to at least two cents ($0.02) per Financial Advisor's Warrant.

12. EXCHANGE AND REPLACEMENT OF FINANCIAL ADVISOR'S WARRANT CERTIFICATES. Each Financial Advisor's Warrant Certificate is exchangeable, without expense, upon the surrender thereof by the registered Holder at the principal executive office of the Company for a new Financial Advisor's Warrant Certificate of like tenor and date representing in the aggregate the right to purchase the same number of Warrant Shares in such denominations as shall be designated by the Holder thereof at the time of such surrender.

Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of any Financial Advisor's Warrant Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it and reimbursement to the Company of all reasonable expenses incidental thereto, and upon surrender and cancellation of the Financial Advisor's Warrant, if mutilated, the Company will make and deliver a new Warrant Certificate of like tenor, in lieu thereof.

13. ELIMINATION OF FRACTIONAL INTERESTS. The Company shall not be required to issue certificates representing fractions of shares of Common Stock upon the exercise of the Financial Advisor's Warrant, nor shall it be required to issue scrip or pay cash in lieu of fractional interests, it being the intent of the parties that all fractional interests shall be eliminated by rounding any fraction up to the nearest whole number of shares of Common Stock or other securities, properties or rights.

14. RESERVATION AND LISTING OF SECURITIES. The Company shall at all times reserve and keep available out of its authorized shares of Common Stock, solely for the purpose of issuance upon the exercise of the Financial Advisor's Warrant, such number of shares of Common Stock or other securities, properties or rights as shall be issuable upon the exercise thereof. The Company will keep a copy of this Agreement on file with every Transfer Agent for the Common Stock and other securities of the Company issuable upon the exercise of the Financial Advisor's Warrant. The Company will supply every such Transfer Agent with duly executed stock and other certificates, as appropriate, for such purpose. The Company covenants and agrees that, upon exercise of the Financial Advisor's Warrant and payment of the Common Stock Exercise Price therefor, all shares of Common Stock and other securities issuable upon such exercise shall be duly and validly issued, fully paid, non-assessable and not subject to the preemptive rights of any stockholder. As long as the Financial Advisor's Warrant shall be outstanding, the Company shall use its best efforts to cause all shares of Common Stock issuable upon the exercise of the Financial Advisor's Warrant to be listed (subject to official notice of issuance) on all securities exchanges on which the Common Stock issued to the public in connection herewith may then be listed and/or quoted on Nasdaq or the OTC Electronic Bulletin Board.

15. NOTICES TO FINANCIAL ADVISOR'S WARRANT HOLDERS. Nothing contained in this Agreement shall be construed as conferring upon the Holders the right to vote or to consent or to receive notice as a stockholder in respect of any meetings of stockholders for the election of directors or any other matter, or as having any rights whatsoever as a stockholder of the Company. If, however, at any time prior to the expiration of the Financial Advisor's Warrants and their exercise, any of the following event shall occur:

     (a) the Company shall take a record of the holders of its shares of Common Stock for the purpose of entitling them to receive a dividend or distribution payable otherwise than in cash, or a cash dividend or distribution payable otherwise than out of current or retained earnings, as indicated by the accounting treatment of such dividend or distribution on the books of the Company; or

     (b) the Company shall offer to all the holders of its Common Stock any additional shares of capital stock of the Company or securities convertible into or exchangeable for shares of capital stock of the Company, or any option, right or warrant to subscribe therefor; or

     (c) a dissolution, liquidation or winding up of the Company (other than in connection with a consolidation or merger) or a sale of all or substantially all of its property, assets and business as an entirety shall be proposed; then in any one or more of said events, the Company shall give written notice of such event at least fifteen (15) days prior to the date fixed as a record date or the date of closing the transfer books for the determination of the stockholders entitled to such dividend, distribution, convertible or exchangeable securities or subscription rights, or entitled to vote on such proposed dissolution, liquidation, winding up or sale. Such notice shall specify such record date or the date of closing the transfer books, as the case may be. Failure to give such notice or any defect therein shall not affect the validity of any action taken in connection with the declaration or payment of any such dividend, or the issuance of any convertible or exchangeable securities, or subscription rights, options or warrants, or any proposed dissolution, liquidation, winding up or sale.

16. NOTICES. All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed to have been duly made and sent when delivered, mailed by registered or certified mail, return receipt requested, or received via facsimile:

     (a) if to the registered Holder of the Financial Advisor's Warrant, to the address of such Holder as shown on the books of the Company; or

     (b) if to the Company, to the address set forth in SECTION 4 hereof or to such other address as the Company may designate by notice to the Holders.

17.  SUPPLEMENTS;  AMENDMENTS;  ENTIRE  AGREEMENT. This Agreement (including the
Engagement Agreement to the extent portions thereof are referred to herein) contains the entire understanding between the parties hereto with respect to the subject matter hereof and may not be modified or amended except by a writing duly signed by the party against whom enforcement of the modification or amendment is sought. The Company and the Financial Advisor may from time to time supplement or amend this Agreement without the approval of any holders of Financial Advisor's Warrant Certificates (other than the Financial Advisor) in order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any provisions herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company and the Financial Advisor may deem necessary or desirable and which the Company and the Financial Advisor deem shall not adversely affect the interests of the Holders of Financial Advisor's Warrant Certificates.

18. SUCCESSORS. All of the covenants and provisions of this Agreement shall be binding upon and inure to the benefit of the Company, the Holders and their respective successors and assigns hereunder.

19. SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All statements in any schedule, exhibit or certificate or other instrument delivered by or on behalf of the parties hereto, or in connection with the transactions contemplated by this Agreement, shall be deemed to be representations and warranties hereunder. Notwithstanding any investigations made by or on behalf of the parties to this Agreement, all representations, warranties and agreements made by the parties to this Agreement or pursuant hereto shall survive.

20. GOVERNING LAW. This Agreement and each Financial Advisor's Warrant Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of said State without giving effect to the rules of said State governing the conflicts of laws.

21. SEVERABILITY. If any provision of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision of this Agreement.

22. CAPTIONS. The caption headings of the Sections of this Agreement are for convenience of reference only and are not intended, nor should they be construed as, a part of this Agreement and shall be given no substantive effect.

23. BENEFITS OF THIS AGREEMENT. Nothing in this Agreement shall be construed to give to any person or corporation other than the Company and the Financial Advisor and any other registered Holder(s) of the Financial Advisor's Warrant Certificates or Warrant Shares any legal or equitable right, remedy or claim under this Agreement; and this Agreement shall be for the sole and exclusive benefit of the Company and the Underwriters and any other Holder(s) of the Financial Advisor's Warrant Certificates or Warrant Shares.

24. COUNTERPARTS. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, as of the day and year first above written.

ATTEST:                                        THE  LEATHER  FACTORY,  INC.
By:  /s/  Ronald  C.  Morgan                    By:  /s/  Shannon  L.  Greene
    ------------------------                        -------------------------
     Name:     Mr.  Ronald  Morgan               Name:  Ms.  Shannon  Greene
     Title:    President                         Title:  CFO



                                           WESTMINSTER  SECURITIES  CORPORATION
                                           By:  /s/  John  O'Shea
                                                -----------------
                                                Name:  John  O'Shea
                                                Title:     President

                                   ***********

EXHIBIT  A

                [FORM OF FINANCIAL ADVISOR'S WARRANT CERTIFICATE]

     THE FINANCIAL ADVISOR'S WARRANT REPRESENTED BY THIS CERTIFICATE AND THE OTHER SECURITIES ISSUABLE UPON EXERCISE THEREOF MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO (i) AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933 (THE "ACT"), (ii) TO THE EXTENT APPLICABLE, RULE 144 UNDER SUCH ACT (OR ANY SIMILAR RULE UNDER SUCH ACT RELATING TO THE DISPOSITION OF SECURITIES), OR (iii) AN OPINION OF COUNSEL, IF SUCH OPINION SHALL BE REASONABLY SATISFACTORY TO COUNSEL FOR THE ISSUER, THAT AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT IS AVAILABLE.

THE TRANSFER OR EXCHANGE OF THE FINANCIAL ADVISOR'S WARRANT REPRESENTED BY THIS CERTIFICATE IS RESTRICTED IN ACCORDANCE WITH THE FINANCIAL ADVISOR'S WARRANT AGREEMENT REFERRED TO HEREIN.

                            EXERCISABLE ON OR BEFORE
                5:00 P.M., NEW YORK TIME BEFORE FEBRUARY 12, 2008
                         Financial Advisor's Warrant No.
                                  Issuable for
                         100,000 Shares of Common Stock

                               WARRANT CERTIFICATE
     This Warrant Certificate certifies that Westminster Securities Corporation, a New York corporation, is the registered holder of Warrants to purchase initially at any time from February 12, 2003 until 5:00 p.m., New York time on, February 12, 2008 ("Expiration Date"), up to 100,000 shares of Common Stock, no par value per share, of the Company (the "Common Stock"), at an exercise price of $3.10 per share (the "Common Stock Exercise Price"), upon surrender of this Financial Advisor's Warrant Certificate and payment of the Common Stock Exercise Price at an office or agency of the Company, but subject to the conditions set forth herein and in the Financial Advisor's Warrant Agreement dated as of February 12, 2003 among the Company and Westminster Securities Corporation (the "Warrant Agreement"). Payment of the Exercise Price shall be made either by certified or official bank check in New York Clearing House funds payable to the order of the Company or by surrender of the Financial Advisor's Warrant as provided in the Warrant Agreement.

No Warrant may be exercised after 5:00 p.m., New York time, on the Expiration Date, at which time all Financial Advisor's Warrant evidenced hereby, unless exercised prior thereto, shall thereafter be void.

The Financial Advisor's Warrant evidenced by this Warrant Certificate is part of a duly authorized issue of Financial Advisor's Warrants issued pursuant to the Warrant Agreement, which Warrant Agreement is hereby incorporated by reference in and made a part of this instrument and is hereby referred to for a description of the rights, limitation of rights, obligations, duties and immunities thereunder of the Company and the holders (the words "holders" or "holder" meaning the registered holders or registered holder) of the Financial Advisor's Warrant.

The Warrant Agreement provides that upon the occurrence of certain events the Exercise Price and the type and/or number of the Company's securities issuable thereupon may, subject to certain conditions, be adjusted. In such event, the Company will, at the request of the holder, issue a new Warrant Certificate evidencing the adjustment in the Exercise Price and the number and/or type of securities issuable upon the exercise of the Financial Advisor's Warrant; provided, however, that the failure of the Company to issue such new Warrant Certificates shall not in any way change, alter or otherwise impair, the rights of the holder as set forth in the Warrant Agreement.

Upon due presentment for registration of transfer of this Warrant Certificate at an office or agency of the Company, a new Warrant Certificate or Warrant Certificates of like tenor and evidencing in the aggregate a like number of Financial Advisor's Warrant shall be issued to the transferees in exchange for this Warrant Certificate, subject to the limitations provided herein and in the Warrant Agreement, without any charge except for any tax or other governmental charge imposed in connection with such transfer.

Upon the exercise of less than all of the Financial Advisor's Warrant evidenced by this Certificate, the Company shall forthwith issue to the holder hereof a new Warrant Certificate representing such unexercised Financial Advisor's Warrant.

In addition to the right of exercise, the holder shall have the right to make a cashless exercise of this Warrant Certificate (in whole but not in part) by the surrender of this Warrant Certificate (with the attached Form of Election to Convert) at the office of the Company at any time during the duration of this Warrant, into shares of Common Stock, as provided in the Warrant Agreement. The Company may deem and treat the registered holder(s) hereof as the absolute owner(s) of this Warrant Certificate (notwithstanding any notation of ownership or other writing hereon made by anyone), for the purpose of any exercise hereof, and of any distribution to the holder(s) hereof, and for all other purposes, and the Company shall not be affected by any notice to the contrary.

All terms used in this Warrant Certificate which are defined in the Warrant Agreement shall have the meanings assigned to them in the Warrant Agreement. This Warrant Certificate does not entitle any holder thereof to any of the rights of a shareholder of the Company.

IN WITNESS WHEREOF, the Company has caused this Warrant Certificate to be duly executed.

Dated  as  of  February  27,  2003.

ATTEST:                                 THE  LEATHER  FACTORY,  INC.

By:___________________________          By:_______________________________
     Name:                              Name:  Ms.  Shannon  Greene
     Title:                             Title:   CFO

             [FORM OF ELECTION TO PURCHASE PURSUANT TO SECTION 4.1]

     The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant Certificate, to purchase ______ shares of Common
Stock, and herewith tenders in payment for such securities a certified or official bank check payable in New York Clearing House Funds to the order of The Leather Factory, Inc. (the "Company") in the amount of $_________, all in accordance with the terms of Section 4.1 of the Financial Advisor's Warrant Agreement dated as of February 12, 2003 among the Company and Westminster Securities Corporation. The undersigned requests that a certificate for such securities be registered in the name of ____________________, whose address is __________________ and that such certificate to be delivered to____________________ whose address is _______________________, and if said number of shares shall not be all the shares purchasable hereunder, that a new Warrant Certificate for the balance of the shares purchasable under the within Warrant Certificate be registered in the name of the undersigned warrant holder or his assignee as below indicated and delivered to the address stated below.

Dated:_____________________________

Signature:____________________________
     (Signature  must  conform  in  all
respects to name of holder as specified on the face of the Warrant Certificate.)

Address:     ______________________________
             ______________________________

______________________________________
(Insert  Social  Security  or  Other  Identifying
Number  of  Holder)

                              [FORM OF ASSIGNMENT]

(TO BE EXECUTED BY THE REGISTERED HOLDER IF SUCH HOLDER DESIRES TO TRANSFER THE
                              WARRANT CERTIFICATE.)

FOR VALUE RECEIVED ________________ hereby sells, assigns and transfers unto (NAME OF TRANSFEREE) this Warrant Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint ________________, attorney, to transfer the within Warrant Certificate on the books of the within-named Company, with full power of substitution.

Dated:_____________________

Signature:______________________________
(Signature must conform in all respects to name of holder as specified on the face of the Warrant Certificate.)

Address:     ______________________________
             ______________________________

______________________________________
(Insert  Social  Security  or  Other  Identifying
Number  of  Holder)

Signature  Guaranteed:________________________________________________________
(Signature must be guaranteed by a bank savings and loan association, stockbroker, or credit union with membership in an approved signature guaranty Medallion Program pursuant to Securities Exchange Act Rule 17Ad-15.)

      [FORM OF ELECTION TO MAKE CASHLESS EXERCISE PURSUANT TO SECTION 4.2]

     The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant Certificate, to exercise this Warrant Certificate for ________ shares of Common Stock (assuming a Market Price calculated on the basis of the last sale price for Common Stock on _________________, (the trading day immediately preceding surrender of the Warrant Certificate and this Form of Election to Make Cashless Exercise) of $_________), all in accordance with
Section 4.2 of the Financial Advisor's Warrant Agreement dated as of February 12, 2003 between the Company and Westminster Securities Corporation. The undersigned requests that a certificate for such securities be registered in the name of ________________________, whose address is ________________________
and  ________________________(attach  separate  sheet  if  necessary).



Dated:________________________


Signature:_____________________________
(Signature  must  conform  in  all
respects to name of holder as specified on the face of the Warrant Certificate.)

Address:_______________________________
        _______________________________

______________________________________
(Insert  Social  Security  or  Other  Identifying
Number  of  Holder)

EXHIBIT  4.2


                       WESTMINSTER SECURITIES CORPORATION
                         MEMBER NEW YORK STOCK EXCHANGE
                         ------------------------------

February  12,  2003

Ms.  Shannon  L.  Greene
Chief  Financial  Officer
The  Leather  Factory,  Inc.
3827  East  Loop  820  South
Fort  Worth,  TX  76119

RE:  CAPITAL  MARKETS  SERVICES  ENGAGEMENT  AGREEMENT

Dear  Shannon,

This agreement ("Agreement") is made and entered into this 12th day of February, 2003 between The Leather Factory, Inc., a Delaware corporation (the "Company"), and Westminster Securities Corporation, a registered broker/dealer ("Westminster"). Pursuant to this Agreement, Westminster will provide services to the Company as set forth below:

1.  PURPOSE
-----------
Based on the terms set forth in this Agreement, the Company hereby retains Westminster on an exclusive basis during the Engagement Period (as defined herein) to provide various capital markets services as set forth herein. It is understood and acknowledged by the parties that the value of Westminster's advice is not measurable in any quantitative manner, and that Westminster shall not be obligated to spend any specific amount of time performing duties hereunder.

2.  ENGAGEMENT  PERIOD
----------------------
This Agreement shall commence on March 1, 2003 and terminate on February 29, 2004 (the "Engagement Period") unless extended by mutual written agreement of Westminster and the Company or earlier terminated as provided for in sections 12 or 15 (b) hereof.

3.  SERVICES
------------
Westminster may assist the Company by performing the various capital markets services ("Capital Markets Services or Services") that are listed below. In connection with Westminster providing such capital markets services to the Company, the Company shall provide Westminster with any information that Westminster deems appropriate. The Company hereby acknowledges that Westminster will be using and relying on said information without independent verification and that Westminster assumes no responsibility for the accuracy and completeness of any information provided to it by the Company. In performance of these duties, Westminster shall provide the Company with the benefits of its commercially reasonable judgement and efforts.

     A.  SERVICES
     ------------

     Westminster  will  provide  the  Company with the following Capital Markets
Services:

     (a)  Corporate  Finance  Advisory  Services;
          (1)  Advise  on  financial  forecasting  model(s);
          (2)  Provide  sponsorship  to  investors;
          (3)  Advise  on  investor  communications  and  presentations;
          (4)  Advise  on  shareholder  value  strategy;  and
          (5)  Advise  on  shareholder  base  and  distribution

     (b) Research Services - Publish and distribute research covering Company's publicly-traded common shares. (All Investment Recommendations, Risk Ratings and Target Prices included in such coverage to be determined solely by Westminster Equity Research department.)


     (c)  Sales  and  Trading  Services;
          (1)  Advise  and  assist  with  exchange  specialist;
          (2)  Advise  on  and  develop  institutional  sales;
          (3)  Provide  institutional  research  sales  calls;
          (4) Advise and assist on shareholder data base information and management;
          (5) Advise and assist in block share transactions and redistributions; and
          (6)  Advise  and  assist  in  restricted  stock  and  ESOP  matters

     B.  COMPENSATION
     ----------------
     Upon execution of this Agreement, the Company shall pay Westminster and initial retainer fee of $6000.00 and the following monthly fees on or before the 15th day of each month during the Engagement Period. Should a sale, merger or other business combination of the Company occur, all sums shall be immediately due and payable. Payment of engagement fees shall be as follows:

    (1) Capital  Markets  Advisory Services - During the Engagement period, the Company shall pay Westminster $4000 on the 15th of each month commencing March, 2003

     (2) Additionally, the Company shall issue Westminster warrants ("Warrants") to purchase 100,000 shares of common stock of the Company which shall be exercisable for a period of five years at an exercise price of $ 3.10 per share. The Warrants shall contain customary terms, including, but not limited to, demand and piggyback registration rights, anti-dilution and a cashless exercise price.

The Company agrees to pay Westminster additional fees for any and all services performed by Westminster at the request of the Company that are not specifically included in the engagement as provided for in Section 3 of this Agreement. Such additional fees shall be customary and mutually agreeable and shall be paid in full by the Company on or before the 1st day of each month after which the Company receives an invoice from Westminster.

4.  ADDITIONAL  SERVICES
------------------------

Should the Company desire Westminster to provide any service(s) not listed above, the Company agrees to pay Westminster additional fees for any and all Services performed by Westminster that are not specifically included in the Engagement as provided for in Section 3 of this Agreement. Under the terms of this Agreement, the Company and Westminster shall enter into an additional engagement letter to be executed by the parties hereto at the commencement of the additional service(s) to be rendered by Westminster

Such additional fees shall be customary and mutually agreeable and shall be paid in full by the Company on or before the 1st day of each month after which the Company receives an invoice from Westminster.

5.  WESTMINSTER'S  RIGHTS  TO PARTICIPATE IN FUTURE OFFERINGS OF THE COMPANY.
-----------------------------------------------------------------------------

The Company hereby grants to Westminster a right of first refusal to act as placement agent or managing underwriter, as appropriate, during this engagement and in any subsequent private placement or public offering of the Company's securities for a period of twelve months (12) following the termination of the Engagement Period. Westminster shall not be obligated to act as placement agent or managing underwriter with respect to any such transaction. Any such subsequent public offering or private placement shall be subject to an additional engagement agreement executed by the parties hereto at the commencement of services to be provided by Westminster.

6.   MERGER/ACQUISITION  SERVICES.
----------------------------------

During the Engagement Period, Westminster shall have the right of first refusal to provide merger/acquisition advisory services to the Company. Westminster's role and specific compensation with respect to the Company's consummation of an acquisition of assets, merger or other similar business combination with another business (a "Business Combination") or in assisting in an arrangement in a different form than as set forth herein, such as contracts, licensing, ventures or other business transaction (Business Transactions") during the Engagement Period shall be set forth in an additional engagement letter to be executed by the parties hereto at the commencement of services rendered by Westminster for the Business Combination or Business Transaction. If the Company consummates a Business Combination or Business Transaction during the Engagement Period, then Westminster shall receive mutually agreed upon fees and other forms of compensation as are customarily received by investment bankers in similar transactions. This may include fees for such Business Combination, Business
Transactions,  financing  fees  and/or  fees  for  fairness  opinion.

7.  EXPENSES.
-------------

The Company shall reimburse Westminster for any and all reasonable out-of-pocket expenses incurred in connection with services provided to the Company under this Agreement including, but not limited to travel, legal fees, printing, and other expenses, incurred in connection with Westminster's providing the services stated or contemplated herein. Westminster will not bear any of the Company's legal, accounting, printing or other expenses in connection with any transaction considered or consummated hereby. It also is understood that neither Westminster, nor the directors, employees and agents of Westminster, will be responsible for any fees or commissions payable to any finder or to any other financial or other advisor utilized or retained by the Company. With the exception of out of pocket expenses, Westminster shall obtain prior approval from the Company. All expenses billed by Westminster to the Company will be invoice to the Company and reimbursed on a monthly basis within ten days of receipt. Upon execution of this Agreement, the Company will deposit $2000.00 with Westminster as a deposit for out of pocket expenses.

8.  RELATIONSHIPS  WITH  OTHERS;  CONFIDENTIAL  INFORMATION.
------------------------------------------------------------

Westminster may utilize the fact of its engagement hereunder in a normal tombstone advertising, news release or in accordance with standard industry practice.

The Company acknowledges that Westminster or its affiliates are in the business of providing investment banking, financial advisory and consulting services to others. Nothing contained herein shall be construed to limit or restrict Westminster in conducting such business with respect to others, or in rendering such advice to others. In connection with the rendering of services hereunder, Westminster has been or will be furnished with confidential information concerning the Company including, but not limited to, financial statements and information, cost and expense data, production data, trade secrets, marketing and customer data, and such other information not generally obtained from public or published information or trade sources. Such information shall be deemed "Confidential Material" and, except as specifically provided herein, shall not be disclosed by Westminster (except as used by Westminster to perform services as contemplated by this Agreement) without prior written consent of the Company. In the event it is required by applicable law or legal process to disclose any of the Confidential Material, it is agreed that Westminster will deliver to the Company prompt notice of such requirement prior to disclosure of same so as to permit the Company an opportunity to seek an appropriate protective order and/or waive compliance of this provision. If, in the absence of a protective order or receipt of written waiver, Westminster is nonetheless, in the written opinion of its counsel, compelled to disclose any Confidential Material, Westminster may do so without liability hereunder provided that notice of such prospective disclosure is delivered to the Company prior to actual disclosure. Following the termination of this Agreement and a written request by the Company, Westminster shall deliver to the Company all Confidential Material. This Section shall survive the termination of this Agreement.

9.  LIMITATION  UPON  THE  USE  OF  ADVICE  AND  SERVICES.
----------------------------------------------------------

     (a) The Company acknowledges that the advice (written or oral) rendered by Westminster pursuant to this Agreement is intended solely for the benefit and use of the Company in considering the matters to which this agreement relates, and the Company agrees that such advice shall not be disclosed publicly or made available to third parties without the prior written consent of Westminster. Westminster may utilize the fact of its engagement hereunder in its normal tombstone advertising or in accordance with standard industry practice. No person or entity, other than the Company or any of its subsidiaries or directors or officers of each of the foregoing, shall be entitled to make use of or rely upon the advice Westminster to be given hereunder, and the Company shall not transmit such advice to, or encourage or facilitate the use or reliance upon such advice by others without the prior consent of Westminster.

     (b) Research reports that may be prepared by research analysts at Westminster will, when and if prepared, be done solely on the merits or judgment of the research analysts of Westminster including but not limited to ratings, price targets or other views expressed by the research analyst.


     (c) Company hereby acknowledges that Westminster, for services rendered under this Agreement, makes no commitment whatsoever to make a market in any of the Company's securities on any stock exchange or in any electronic marketplace. Any decision by Westminster to make a market in any of the Company's securities shall be based solely on the independent judgment of Westminster's management, employees, and agents.

     (d) Use of the Westminster's name in annual reports or any other report of the Company or releases by the Company must have the prior written approval of Westminster unless the Company is required by law to include Westminster's name in such annual reports, other report or release of the Company, in which event Westminster will be furnished with copies of such annual reports or other reports or releases using Westminster's name in advance of publication by the Company, its affiliates or assigns.

10.  LIMITATION  OF  LIABILITY.
-------------------------------

In the absence of gross negligence or willful misconduct on the part of Westminster, Westminster shall not be liable to the Company or to any officer, director, employee, agent, representative, stockholder or creditor of the Company for any action or omission of Westminster or any of its officers, directors, employees, agents, representatives or stockholders in the course of, or in connection with, rendering or performing any services contemplated hereby.

11.   INDEMNIFICATION.
----------------------

The Company agrees to indemnify Westminster in accordance with the provisions of Annex A hereto, which is incorporated by reference and made a part hereof.

12.  TERMINATION.
-----------------
This Engagement Letter may be terminated at any time during the Engagement Period by Westminster upon five (5) days prior written notice to the Company, in the event that Westminster becomes aware of (i) any change in the business or operations of the Company which Westminster reasonably believes may adversely affect Westminster's ability to render the services contemplated hereunder, (ii) any misrepresentation by the Company with respect to its business operations, assets, condition (financial or otherwise), results of operations or prospects of the Company, or (iii) any breach by the Company of its obligations under this Agreement.

Unless otherwise provided for herein, in the event of termination (i) this Agreement shall become void, without liability on the part of Westminster or its affiliates, directors, officers or stockholders, (ii) Westminster shall be entitled to retain or receive compensation for services it has rendered, including payment for expenses it has incurred up to the date of such termination, or (iii) the Company's indemnification of Westminster pursuant to Annex A shall remain in full force and effect.

13.   DISCRETION.
-----------------

Nothing contained herein shall require the Company to enter into any transaction presented to it by Westminster, which decision shall be at the Company's sole discretion.

14.  SEVERABILITY.
------------------

Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.

15.  MISCELLANEOUS.
-------------------

     (a) Any notice or communication between parties hereto shall be sufficiently given if sent by certified or registered mail, postage prepaid, or faxed and confirmed if to the Company, addressed to it at 3827 East Loop 820 South, Fort Worth, TX 76119 or if to Westminster, addressed to it at Westminster Securities Corporation, 100 Wall Street, 7th Floor, New York, NY 10005. Such notice or other communication shall be deemed to be given on the date of receipt.

     (b) If Westminster shall cease to do business, the provisions hereof relating to duties of Westminster and compensation by the Company as it applies to Westminster shall thereupon cease to be in effect, except for the Company's obligation of payment for services rendered prior thereto. This Agreement shall survive any merger of, acquisition of, or acquisition by Westminster and after any such merger or acquisition shall be binding upon the Company and the entity surviving such merger, acquisition or similar transaction.

     (c) This Agreement embodies the entire agreement and understanding between the Company and Westminster and supersedes any and all negotiations, prior discussions and preliminary and prior agreements and understandings related to the subject matter hereof, and may be modified only by a written instrument duly executed by each party.

     (d) This Agreement has been duly authorized, executed and delivered by and on behalf of the Company and Westminster.

     (e) This Agreement shall be deemed made in New York. This Agreement and all controversies arising from or relating to performance under this Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to such state's rules concerning conflicts of law.

     The Company hereby irrevocably consents to personal jurisdiction and venue in any court of the State of New York or any Federal court sitting in the County of New York for the purposes of any suit, action or other proceeding arising our of this Agreement or any of the agreements or transactions contemplated hereby, which is brought by or against the Company, and hereby agrees that all claims in respect of any such suit, action or proceeding shall be heard and determined in any such court. The Company hereby irrevocably consents to the service of process of any of the aforementioned courts in any such suit, action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to the Company at its address set forth above, such service to become effective ten (10) days after such mailing. Each of the Company (on its own behalf and, to the extent permitted by applicable law, on behalf of its shareholders) and Westminster hereby waive any right to trial by jury with respect to any claim, proceeding, counterclaim or action arising out of this Agreement then the prevailing party in such action or proceeding, whether or not the action or proceeding proceeds to final judgment.

     (f) There is no relationship of partnership, agency, employment, franchise or joint venture between the parties. Neither party has the authority to bind the other or incur any obligation on its behalf.

     (g) The Company hereby acknowledges that Westminster is not a fiduciary of the Company and that Westminster makes no representations or warranties regarding Company's ability to secure financing, whether now or in the future.

     (h) This Agreement and the rights hereunder may not be assigned by either party (except by operation of law) and shall be binding upon and inure to the benefit of the parties and their respective permitted successors, assigns and legal representatives.

     (i) No waiver, amendment or other modification of this Agreement shall be effective unless in writing and signed by both parties. This Agreement may be executed in counterparts, each of which together shall be considered a single document.

     (j) All amounts payable to Westminster by the Company hereunder which are not paid with thirty (30) days of the dates payable shall accrue interest at a rate of twelve (12%) per annum from the date due until paid.

If you are in agreement with the foregoing, please execute and return one copy of this letter of intent to Westminster, along with a check or wire transfer made payable to Westminster Securities Corporation in the amount of $12,000.00 in accordance with paragraphs three and seven above.

                              Sincerely,

                              WESTMINSTER  SECURITIES  CORPORATION

                              By:  /s/  John  O'Shea
                                 -------------------
                              Name:  John  O'Shea
                              Title:     President

                              By:  /s/  Samuel  M.  Chase  Jr.
                                 -----------------------------
                              Name:      Samuel  M.  Chase  Jr.
                              Title:    Managing  Director


Agreed  to  and  accepted  this  13th  day  of  February  2003.

THE  LEATHER  FACTORY,  INC.

By:  /s/  Shannon  L.  Greene
     ------------------------
Name:     Ms.  Shannon  Greene
Title:  Chief  Financial  Officer

EXHIBIT  99.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Leather Factory, Inc. for the quarter ended March 31, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     ii. The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.


     May  13,  2003               By:  /s/  Wray  Thompson
                                       -------------------
                                       WRAY  THOMPSON
                                       CHAIRMAN  OF  THE  BOARD  AND
                                         CHIEF EXECUTIVE OFFICER


     May  13,  2003               By:  /s/  Shannon  L.  Greene
                                       ------------------------
                                       SHANNON  L.  GREENE
                                       CHIEF  FINANCIAL OFFICER AND TREASURER