Form 10-Q
period 2003-06-30
LEATHER FACTORY INC
filed 2003-08-13
CIK 909724

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  June  30,  2003

or

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

                                  Yes   X    No
                                     ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares outstanding of as
              Class                                       August 11, 2003
----------------------------------------             ------------------------
Common Stock, par value $.0024 per share                    10,270,461

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                                TABLE OF CONTENTS
                                -----------------

                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     June 30, 2003 and December 31, 2002                                      3

    Consolidated Statements of Operations
     Three and six months ended June 30, 2003 and 2002                        4

    Consolidated Statements of Cash Flows
     Six months ended June 30, 2003 and 2002                                  5

    Consolidated Statements of Stockholders' Equity
     Six months ended June 30, 2003 and 2002                                  6

    Notes to Consolidated Financial Statements                                7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17

  Item 4.  Controls and Procedures                                           17

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders               17

  Item 6.  Exhibits and Reports on Form 8-K                                  18


SIGNATURES                                                                   18


                            THE LEATHER FACTORY, INC.
                            -------------------------
                           CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30,     DECEMBER 31,
                                                                                 2003            2002
                                                                              ----------    -------------
                                                                              (unaudited)
                              ASSETS
CURRENT ASSETS:
Cash                                                                          $   160,621   $     101,557
Cash restricted for payment on revolving credit facility                          470,121         553,839
Accounts receivable-trade, net of allowance for doubtful accounts of
   $45,000 and $78,000, respectively                                            2,821,217       1,938,698
Inventory                                                                      12,164,127      12,695,344
Prepaid income taxes                                                                5,164          55,644
Deferred income taxes                                                             150,471         159,090
Other current assets                                                              884,667         672,117
                                                                             -------------  -------------
                    Total current assets                                       16,656,388      16,176,289
                                                                              ------------  -------------

PROPERTY AND EQUIPMENT, at cost                                                 5,461,936       5,321,749
Less accumulated depreciation and amortization                                 (3,426,891)     (3,301,898)
                                                                             -------------  -------------
                    Property and equipment, net                                 2,035,045       2,019,851
                                                                              ------------  -------------

GOODWILL, net of accumulated amortization of $738,000 and $1,583,000
   in 2003 and 2002, respectively                                                 700,393         686,484
OTHER INTANGIBLES, net of accumulated amortization of $148,000 and $113,000
   in 2003 and 2002, respectively                                                 447,975         483,507
OTHER ASSETS                                                                      326,436         309,471
                                                                              ------------  -------------
                                                                              $20,166,237   $  19,675,602
                                                                              ============  =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                              $ 1,314,228   $   1,594,909
Accrued expenses and other liabilities                                            851,310       2,503,331
Notes payable and current maturities of long-term debt                          4,768,199       4,218,968
                                                                              ------------  -------------
                    Total current liabilities                                   6,933,737       8,317,208
                                                                              ------------  --------------

DEFERRED INCOME TAXES                                                             225,275         186,076

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities.                            -           2,256

COMMITMENTS AND CONTINGENCIES                                                           -               -

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000 shares authorized,
   none issued or outstanding                                                           -               -
Common stock, $0.0024 par value; 25,000,000 shares authorized,
   10,270,461 and 10,149,961 shares issued                                         24,649          24,360
Paid-in capital                                                                 4,401,799       4,163,901
Retained earnings                                                               8,617,567       7,064,345
Less:  notes receivable secured by common stock                                   (20,000)        (44,003)
Accumulated other comprehensive loss                                              (16,790)        (38,541)
                                                                              ------------  --------------
                    Total stockholders' equity                                 13,007,225      11,170,062
                                                                              ------------  --------------
                                                                              $20,166,237   $  19,675,602
                                                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                             THREE MONTHS                  SIX MONTHS
                                                                          2003           2002           2003           2002
                                                                     -------------   -----------     -----------   -----------
NET SALES                                                            $  10,460,675   $10,052,036     $21,020,760   $20,255,987

COST OF SALES                                                            4,739,621     4,616,410       9,654,202     9,451,766
                                                                     -------------   -----------     -----------   -----------
          Gross profit                                                   5,721,054     5,435,626      11,366,558    10,804,221

OPERATING EXPENSES                                                       4,566,590     4,224,477       9,096,422     8,399,613
                                                                     -------------   -----------     -----------   -----------
INCOME FROM OPERATIONS                                                   1,154,464     1,211,149       2,270,136     2,404,608

OTHER INCOME (EXPENSE):
          Interest expense                                                 (70,468)      (47,442)       (133,820)     (137,311)
          Other, net                                                        43,705       (10,266)         74,523       (26,621)
                                                                     -------------   -----------     -----------   -----------
               Total other income (expense)                                (26,763)      (57,708)        (59,297)     (163,932)
                                                                     -------------   -----------     -----------   -----------

INCOME BEFORE INCOME TAXES and CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE.                                         1,127,701     1,153,441       2,210,839     2,240,676

PROVISION FOR INCOME TAXES                                                 348,997       361,394         657,617       689,324
                                                                     -------------   -----------     -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          778,704       792,047       1,553,222     1,551,352

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
        net of income taxes.                                              .      -             -               -    (4,008,831)
                                                                     -------------   -----------     -----------   -----------
NET INCOME (LOSS)                                                    $     778,704   $   792,047     $ 1,553,222   $(2,457,479)
                                                                     =============   ===========     ===========   ===========

NET  INCOME  (LOSS)  PER  COMMON  SHARE  -  BASIC:

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE    $        0.08   $      0.08     $      0.15   $      0.15

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET                         -             -               -         (0.40)
                                                                     -------------   -----------     -----------   -----------
NET INCOME (LOSS) PER COMMON SHARE-BASIC                             $        0.08   $      0.08     $      0.15   $     (0.25)
                                                                     =============   ===========     ===========   ===========

NET  INCOME  (LOSS)  PER  COMMON  SHARE  -  DILUTED:

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE    $        0.07   $      0.07     $      0.14   $      0.14

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET                         -             -               -         (0.37)
                                                                     -------------   -----------     -----------   -----------
NET INCOME (LOSS) PER COMMON SHARE-DILUTED                           $        0.07   $      0.07     $      0.14   $     (0.23)
                                                                     =============   ===========     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                             2003          2002
                                                                         -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $ 1,553,222   $(2,457,479)
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities-
     Depreciation & amortization                                             275,127       242,534
     Loss on disposal of assets                                                9,372             -
     Amortization of deferred financing costs                                      -        37,038
     Deferred income taxes                                                    47,818       (29,862)
     Other                                                                     7,843          (881)
     Cumulative effect of change in accounting principle                           -     4,008,831
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                       (882,519)     (310,362)
       Inventory                                                             531,217      (390,018)
       Income taxes                                                           50,479         4,849
       Other current assets                                                  (86,169)     (480,041)
       Accounts payable                                                     (280,681)      590,605
       Accrued expenses and other liabilities                             (1,652,021)       90,406
                                                                         -----------   ------------
     Total adjustments                                                    (1,979,534)    3,763,099
                                                                         -----------   ------------
      Net cash (used in) provided by operating activities                   (426,312)    1,305,620
                                                                         -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (270,377)     (232,810)
  Payments in connection with businesses acquired                                  -      (227,747)
  Proceeds from sale of assets                                                 6,217             -
  Increase in other assets                                                   (16,966)       (3,648)
                                                                         -----------   ------------
      Net cash used in investing activities                                 (281,126)     (464,205)
                                                                         -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                          550,201    (1,177,152)
  Payments on notes payable and long-term debt                                (3,226)      (23,936)
  Decrease in cash restricted for payment on revolving credit facility        83,718        37,198
  Payments received on notes secured by common stock                          24,003        24,636
  Proceeds from issuance of common stock                                     111,806        76,495
                                                                         -----------   ------------
      Net cash provided by (used in) financing activities                    766,502    (1,062,759)
                                                                         -----------   ------------
NET CHANGE IN CASH                                                            59,064      (221,344)

CASH, beginning of period                                                    101,557       409,040
                                                                         -----------   ------------
CASH, end of period                                                      $   160,621   $   187,696
                                                                         ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $   131,122   $   106,843
  Income taxes paid during the period, net of (refunds)                      512,151       732,091

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                        Common Stock
                                                               ---------------------------------
                                                                   Number             Par              Paid-in          Retained
                                                                 of shares           value             capital          Earnings
                                                               -------------   -----------------  ------------------  ------------
BALANCE, December 31, 2001                                         9,991,161   $          23,979  $        4,030,508  $ 8,478,187

  Payments on notes receivable -
       secured by common stock                                             -                   -                   -            -

  Shares issued - employee
       stock options exercised                                        73,000                 175              76,320            -

  Net loss                                                                 -                   -                   -   (2,457,479)

  Translation adjustment                                                   -                   -                   -            -
                                                               -------------   -----------------  ------------------  ------------
BALANCE, June 30, 2002                                            10,064,161   $          24,154  $        4,106,828  $ 6,020,708
                                                               =============   =================  ==================  ===========



BALANCE, December 31, 2002                                        10,149,961   $          24,360  $        4,163,901  $ 7,064,345

  Payments on notes receivable -
       secured by common stock                                             -                   -                   -            -

  Shares issued - employee
    stock options exercised                                          120,500                 289             111,517            -

  Warrants issued to acquire 100,000
    shares of common stock                                                 -                   -             126,381            -

  Net income                                                               -                   -                   -    1,553,222

  Translation adjustment                                                   -                   -                   -            -
                                                               -------------   -----------------  ------------------  ------------
BALANCE, June 30, 2003                                            10,270,461   $          24,649  $        4,401,799  $ 8,617,567
                                                               =============   =================  ==================  ===========



                                                                   Notes       Accumulated
                                                                 receivable       Other
                                                                - secured by    Cumulative                    Comprehensive
                                                                common stock       Loss           Total       Income (Loss)
                                                               --------------  ------------  --------------   -------------
BALANCE, December 31, 2001                                     $     (71,939)  $   (37,064)  $   12,423,671

  Payments on notes receivable -
       secured by common stock                                        24,636             -           24,636

  Shares issued - employee
       stock options exercised                                             -             -           76,495

  Net loss                                                                 -             -       (2,457,479)    (2,457,479)

  Translation adjustment                                                   -         3,197            3,197          3,197
                                                               --------------  ------------  --------------
BALANCE, June 30, 2002                                         $     (47,303)  $   (33,867)  $   10,070,520
                                                               ==============  ============  ==============  --------------
  Comprehensive loss for the six months ended June 30, 2002                                                  $  (2,454,282)
                                                                                                             ==============

BALANCE, December 31, 2002                                     $     (44,003)  $   (38,541)  $   11,170,062

  Payments on notes receivable -
       secured by common stock                                        24,003             -           24,003

  Shares issued - employee
    stock options exercised                                                -             -          111,806

  Warrants issued to acquire 100,000
    shares of common stock                                                 -             -          126,381

  Net income                                                               -             -        1,553,222     $1,553,222

  Translation adjustment                                                   -        21,751           21,751         21,751
                                                               --------------  ------------  --------------
BALANCE, June 30, 2003                                        $     (20,000)  $   (16,790)  $   13,007,225
                                                               ==============  ============  ==============  --------------
  Comprehensive income for the six months ended June 30, 2003                                                   $1,574,973
                                                                                                             ==============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION  AND  CERTAIN  SIGNIFICANT  ACCOUNTING  POLICIES

In the opinion of management, the accompanying consolidated financial statements for The Leather Factory, Inc. and its consolidated subsidiaries ("TLF") contain all adjustments necessary to present fairly its financial position as of June 30, 2003 and December 31, 2002, and its results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Inventory

Inventory is stated at the lower of cost or market and is accounted for on the "first in, first out" method. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand. The components of inventory consist of the following as of:

                                    JUNE 30,     DECEMBER 31,
                                      2003           2002
                                   -----------  -------------
Finished goods held for sale       $10,938,773  $  11,693,868
Raw materials and work in process    1,225,354      1,001,476
                                   -----------  -------------
                                   $12,164,127  $  12,695,344
                                   ===========  =============

Goodwill  and  Other  Intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. As a result of SFAS 142, we incurred an impairment write-down in the first quarter of 2002 of our investment in our subsidiary, Roberts, Cushman & Company, Inc., in the amount of $4.0 million. The remaining goodwill on our balance sheet is analyzed by management periodically to determine the appropriateness of its carrying value. We have elected to perform our annual analysis during the fourth calendar quarter of each year. As of December 31, 2002, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first six months of 2003.

Other  intangibles  consist  of  the  following:

                                    AS OF JUNE 30, 2003                             AS OF DECEMBER 31, 2002
                        ----------------------------------------           ---------------------------------------
                                        ACCUMULATED                                       ACCUMULATED
                           GROSS       AMORTIZATION        NET              GROSS         AMORTIZATION      NET
                        ------------  --------------    --------           --------      -------------    --------
Trademarks, Copyrights  $    544,369  $      130,227    $414,142           $    544,369  $     102,029    $442,340
Non-Compete Agreements        52,000          18,167      33,833                 52,000         10,833      41,167
                        ------------  --------------    --------           ------------  -------------    --------
                        $    596,369  $      148,394    $447,975           $    596,369  $     112,862    $483,507
                        ============  ==============    ========           ============  =============    ========

The Company recorded amortization expense of $38,256 during the first six months of 2003 compared to $23,374 during the first half of 2002. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

                                             ROBERTS
           LEATHER FACTORY.  TANDY LEATHER   CUSHMAN      TOTAL
           ----------------  --------------  --------     -------
2003       $          5,918  $      45,004   $      0     $50,922
2004                  5,918         45,004          0      50,922
2005                  5,918         35,004          0      40,922
2006                  5,918         34,337          0      40,255
2007                  5,918         33,504          0      39,422

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

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and six months ended June 30, 2003 and 2002, on a pro forma basis, would have been as follows:

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                    2003               2002
                                                                              -------------------  --------------
Net income (loss), as reported                                                $        778,704     $      792,047

Add: Stock-based compensation expense included in reported net income (loss)                 -                  -

Deduct: Stock-based compensation expense determined under fair value method             20,266             25,905
                                                                              -------------------  --------------
Net income (loss), pro forma                                                  $        758,438     $      766,142

Net income (loss) per share:
Basic - as reported                                                           $           0.08     $         0.08
Basic - pro forma                                                             $           0.07     $         0.08

Diluted - as reported                                                         $           0.07     $         0.07
Diluted - pro forma                                                           $           0.07     $         0.07


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                    2003                2002
                                                                              ----------------     --------------
Net income (loss), as reported                                                $      1,553,222     $   (2.457.479)

Add: Stock-based compensation expense included in reported net income (loss)                 -                  -

Deduct: Stock-based compensation expense determined under fair value method             40,533             51,810
                                                                              ----------------     --------------
Net income (loss), pro forma                                                  $      1,512,689     $   (2,509,288)

Net income (loss) per share:
Basic - as reported                                                           $           0.15     $        (0.25)
Basic - pro forma                                                             $           0.15     $        (0.25)

Diluted - as reported                                                         $           0.14     $        (0.23)
Diluted - pro forma                                                           $           0.14     $        (0.23)

The fair values of stock options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.62% for 2003 and 3.00% for 2002; dividend yields of 0% for both periods; volatility factors of .725 for 2003 and ..736 for 2002; and an expected life of the valued options of 5 years.

3.  EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                       --------------------------    -------------------------
                                                           2003            2002          2003         2002
                                                       ------------  ------------    -----------  ------------
Numerator:
  Net  income (loss)                                   $    778,704  $    792,047    $ 1,553,222  $(2,457,479)
                                                       ------------  ------------    -----------  ------------
  Numerator for basic and diluted earnings per share        778,704       792,047      1,553,222   (2,457,479)

Denominator:
  Weighted-average shares outstanding-basic              10,234,054    10,041,018     10,205,900   10,021,476

Effect of dilutive securities:
  Stock options                                             398,684       503,871        423,109      496,061
  Warrants                                                  172,281       254,741        173,668      252,355
                                                       ------------  ------------    -----------  ------------
Dilutive potential common shares                            570,965       758,612        596,777      748,416
                                                       ------------  ------------    -----------  ------------

  Denominator for diluted earnings per share-
  weighted-average shares                                10,805,019    10,799,630     10,802,677   10,769,892
                                                       ============  ============    ===========  ===========

  Basic earnings (loss) per share                      $       0.08  $       0.08    $      0.15  $     (0.25)
                                                       ============  ============    ===========  ===========
  Diluted earnings (loss) per share                    $       0.07  $       0.07    $      0.14  $     (0.23)
                                                       ============  ============    ===========  ===========

The net effect of converting stock options to purchase 684,700 and 1,126,000 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the three and six months ended June 30, 2003 and 2002, respectively.

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

                                        LEATHER FACTORY     TANDY LEATHER     ROBERTS,CUSHMAN      TOTAL
                                        ----------------   ----------------   ----------------  -----------
FOR THE QUARTER ENDED JUNE 30, 2003
Net sales                               $      7,801,742   $      2,113,479   $        545,454  $10,460,675
Gross profit                                   4,182,812          1,325,072            213,170    5,721,054
Operating earnings                               918,434            166,230             69,800    1,154,464
Interest expense                                 (70,468)                 -                  -      (70,468)
Other, net                                        43,091                614                  -       43,705
                                                                                                -----------
Income before income taxes                       891,057            166,844             69,800    1,127,701
                                                                                                -----------
     Depreciation and amortization               129,328             18,247              2,521      150,096
     Fixed asset additions                       112,605             62,944                856      176,405
     Total assets                       $     16,163,098   $      3,078,121   $        925,018  $20,166,237
                                        ----------------   ----------------   ----------------  -----------

FOR THE QUARTER ENDED JUNE 30, 2002
Net sales                               $      7,700,422   $      1,814,310   $        537,304  $10,052,036
Gross profit                                   4,175,742          1,079,238            180,646    5,435,626
Operating earnings                             1,018,799             97,536             94,814    1,211,149
Interest expense                                 (47,253)              (189)                 -      (47,442)
Other, net                                       (10,134)              (132)                 -      (10,266)
                                                                                                -----------
Income before income taxes                       961,412             97,215             94,814    1,153,441
                                                                                                -----------
     Depreciation and amortization                88,219             28,159              3,163      119,541
     Fixed asset additions                        56,840             77,390                958      135,188
     Total assets                       $     12,912,434   $      2,999,716   $        788,501  $16,700,651
                                        ----------------   ----------------   ----------------  -----------

                                        LEATHER FACTORY     TANDY LEATHER     ROBERTS,CUSHMAN      TOTAL
                                        ----------------   ----------------   ----------------  -----------
FOR THE SIX MONTHS ENDED JUNE 30, 2003
Net sales                               $     16,003,000   $      3,978,018   $      1,039,742  $21,020,760
Gross profit                                   8,480,314          2,506,403            379,841   11,366,558
Operating earnings                             1,842,071            313,223            114,842    2,270,136
Interest expense                                (133,820)                 -                  -     (133,820)
Other, net                                        74,381                142                  -       74,523
                                                                                                -----------
Income before income taxes                     1,782,632            313,365            114,842    2,210,839
                                                                                                -----------
     Depreciation and amortization               235,695             34,086              5,346      275,127
     Fixed asset additions                       152,102            117,419                856      270,377
     Total assets                       $     16,163,098   $      3,078,121   $        925,018  $20,166,237
                                        ----------------   ----------------   ----------------  -----------

FOR THE SIX MONTHS ENDED JUNE 30, 2002
Net sales                               $     15,524,939   $      3,692,183   $      1,038,865  $20,255,987
Gross profit                                   8,302,614          2,152,817            348,790   10,804,221
Operating earnings                             1,994,526            239,037            171,045    2,404,608
Interest expense                                (136,908)              (403)                 -     (137,311)
Other, net                                       (25,988)              (633)                 -      (26,621)
                                                                                                -----------
Income before income taxes                     1,831,630            238,001            171,045    2,240,676
                                                                                                -----------
     Depreciation and amortization               184,127             51,862              6,545      242,534
     Fixed asset additions                       128,369            102,903              1,538      232,810
     Total assets                       $     12,912,434   $      2,999,716   $        788,501  $16,700,651
                                        ----------------   ----------------   ----------------  -----------

Net  sales  for  geographic  areas  were  as  follows:

                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                     ----------------------------      ----------------------------
                         2003           2002                2003           2002
                     -------------  -------------      -------------  -------------
United States        $   9,711,785  $   9,448,686      $  19,582,421  $  19,111,120
All other countries        748,890        603,350          1,438,339      1,144,867
                     -------------  -------------      ------------- -- -----------
                     $  10,460,675  $  10,052,036      $  21,020,760  $  20,255,987
                     =============  =============      =============  =============

Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to the Company's consolidated net sales for the three and six month periods ended June 30, 2003 and 2002. The Company does not have any significant long-lived assets outside of the United States.


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

Tandy Leather is the best-known supplier of leather and related supplies used in the leathercraft industry. From its founding in 1919, Tandy has been the primary leathercraft resource world wide. Products include quality tools, leather, accessories, kits and teaching materials. In early 2002, we initiated a plan to expand Tandy by opening retail stores. As of July 31, 2003, we have opened 22 Tandy Leather retail stores located throughout the United States.

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

RESULTS  OF  OPERATIONS
-----------------------

The following tables present selected financial data of each of the Company's three segments for the quarters and six months ended June 30, 2003 and 2002:

                  QUARTER ENDED JUNE 30, 2003         QUARTER ENDED JUNE 30, 2002
                  ---------------------------         ---------------------------
                                   OPERATING                           OPERATING
                       SALES        INCOME                 SALES         INCOME
                  -------------  ------------          -------------  ------------
Leather Factory   $   7,801,742  $    918,434          $   7,700,422  $  1,018,799
Tandy                 2,113,479       166,230              1,814,310        97,536
Cushman                 545,454        69,800                537,304        94,814
                  -------------  ------------          -------------  ------------
Total Operations  $  10,460,675  $  1,154,464          $  10,052,036  $  1,211,149
                  =============  ============          =============  ============


                  SIX MONTHS ENDED JUNE 30, 2003         SIX MONTHS ENDED JUNE 30, 2002
                  ------------------------------         ------------------------------
                                      OPERATING                             OPERATING
                       SALES           INCOME                 SALES           INCOME
                  -------------     ------------          -------------    ------------
Leather Factory   $  16,003,000     $  1,842,071          $  15,524,939    $  1,994,526
Tandy                 3,978,018          313,223              3,692,183         239,037
Cushman               1,039,742          114,842              1,038,865         171,045
                  -------------     ------------          -------------    ------------
Total Operations  $  21,020,760     $  2,270,136          $  20,255,987    $  2,404,608
                  =============     ============          =============    ============

Consolidated net sales for the quarter ended June 30, 2003 increased $408,000, or 4.1%, compared to the same period in 2002, with all three segments contributing to the increase. Leather Factory's sales gain was $101,000; Tandy contributed $299,000 and Cushman recorded a gain of $8,000. Operating income on a consolidated basis for the quarter ended June 30, 2003 was down 4.7% or $57,000 over the second quarter of 2002.

                                                                  $INCR      % INCR
                       QTR ENDED 6/30/03   QTR ENDED 6/30/02      (DECR)     (DECR)
                       ------------------  ------------------  -----------   ------
Same Store Sales       $        8,851,661  $        8,697,269  $   154,392    1.78%
New Store Sales                 1,607,686              57,842    1,549,844      N/A
Closed Store Sales                  1,328           1,296,925   (1,295,597)     N/A
                       ------------------  ----------------    -----------   ------
                Total  $       10,460,675  $       10,052,036  $   408,639    4.07%
                       ==================  ==================  ===========   ======

Same store sales for the quarter includes 29 Leather Factory stores, four Tandy stores, and Cushman. New store sales include one Leather Factory store and 18 Tandy stores. Stores opened for less than half of the reporting period last year are classified as new stores in the current reporting period. The closed store in the table above was the Tandy order fulfillment house that was eliminated on September 1, 2002.

Consolidated  net  sales  for  the  six  months  ended  June  30, 2003 increased
$765,000, or 3.8%, compared to the same period in 2002. Leather Factory contributed $609,000 of the sales gain while Tandy added $155,000. Cushman's 2003 sales were even with those of a year ago. Operating income on a consolidated basis for the six months ended June 30, 2003 was down 5.6% or $134,000 over last year.

                                                                                $INCR      % INCR
                       SIX MONTHS ENDED 6/30/03   SIX MONTHS ENDED 6/30/02      (DECR)     (DECR)
                       -------------------------  -------------------------  -----------   ------
Same Store Sales       $              17,202,684  $              16,754,355  $   448,329    2.68%
New Store Sales                        3,815,688                    502,139    3,313,549      N/A
Closed Store Sales                         2,388                  2,999,493   (2,997,105)     N/A
                       -------------------------  -------------------------  -----------   ------
                Total  $              21,020,760  $              20,255,987  $   764,773    3.78%
                       =========================  =========================  ===========   ======

Same store sales for the six months ended June 30, 2003 include 29 Leather Factory stores, one Tandy store, and Cushman. New store sales include one
Leather  Factory  store  and  21  Tandy  stores.

LEATHER  FACTORY  OPERATIONS

Net sales from Leather Factory's 30 stores increased 1.32% for the second quarter of 2003 as follows:

                              QTR ENDED   QTR ENDED    $INCR     % INCR
                               6/30/03     6/30/02     (DECR)    (DECR)
                              ----------  ----------  --------  --------
Same store sales (29 stores)  $7,668,988  $7,700,422  $(31,433)  (0.41)%
New store sales (1 store)        132,753           -   132,753      ***
                              ----------  ----------  --------  --------
Total sales                   $7,801,742  $7,700,422  $101,320     1.32%
                              ==========  ==========  ========  ========

The following table presents TLF's sales mix by customer categories for the quarters ended June 30, 2003 and 2002:

                                                                                           QUARTER ENDED
CUSTOMER GROUP                                                                          6/30/03         6/30/02
-------------------------------------------------------------------------------------  ---------        -------
  RETAIL (end users, consumers, individuals)                                                  19%           18%
  INSTITUTION (prisons, prisoners, hospitals, schools, YMCA, Boy Scouts, etc.)                 8             8
  WHOLESALE (saddle & tack stores, resellers & distributors, shoe repair shops, etc.)         29            34
  CRAFT (craft stores (individually owned) and craftstore chains)                             28            25
  MIDAS (small manufacturers)                                                                  9             8
  ASC (Authorized Sales Centers)                                                               7             7
                                                                                       ---------        -------
                                                                                             100%          100%
                                                                                       =========        =======

Modest sales gains were achieved in our RETAIL and CRAFT customer groups. However, those gains were offset by a decrease in our WHOLESALE group. Sales to our wholesale customers, which include saddle and tack customers, small resellers and dealers, were down approximately 15% in the second quarter of 2003 compared to last year. Of all our customer groups, WHOLESALE appears to be the most significantly impacted currently by the struggling economy. Their sales to their customers are down which quickly affects their ability to purchase goods from us. We boosted our advertising and marketing efforts to this WHOLESALE group late in the second quarter by increasing the quality and size of the sales flyer produced and expanding the number of pieces mailed to them. These efforts, while not having sufficient time to impact our second quarter sales, are showing signs of success early in the third quarter.

Operating income for Leather Factory decreased $100,000 for the current quarter compared to 2002. Operating expenses as a percentage of sales in the second quarter of 2003 were 43.6%, up from 42.0% a year ago. Included in the Leather Factory operating expenses are most corporate and administrative expenses for the entire company. Management's increased emphasis on investor relations accounts for the majority of the operating expense increase of $342,000 in the current quarter when compared to the second quarter of 2002.

TANDY  LEATHER  OPERATIONS

Net sales for Tandy, which consisted of twenty-two retail stores as of June 30, 2003, were up 16.49% for the second quarter of 2003 over the same quarter last year, which consisted of six retail stores and the order fulfillment house, as follows:

                                        QTR ENDED    QTR ENDED     $INCR       % INCR
                                         6/30/03      6/30/02      (DECR)      (DECR)
                                        ----------  ----------  ------------  --------
Same store sales (4 stores)             $  637,218  $  459,542  $   177,676     38.66%
New store sales (18 stores)              1,474,932      57,843   1,417,0089       ***
Closed store (order fulfillment house)       1,329   1,296,925   (1,295,596)  (99.90.)
                                        ----------  ----------  ------------  --------
Total sales                             $2,113,479  $1,814,310  $   299,169     16.49%
                                        ==========  ==========  ===========   ========

A store is categorized as "new" as long as it was opened less than half of the comparable period in the prior year. In the above table, "new store sales" for the quarter ended June 30, 2002 includes our Sacramento and Salt Lake City stores because those stores were only open for one month in the quarter (both stores were opened in June 2002). "Same store sales" include the East Hartford, CT store because it opened in April 2002.

Sales in the current quarter showed healthy growth. The four "same stores" continue to post strong gains. The order fulfillment house began winding down its operations a year ago as the retail store operation continue to increase its presence across the country. Average sales per month in the stores that have been opened for at least three moths as of June 30, 2003 is still $37,000 (same as the average at the end of March 2003) which beats our internal expectations of $30,000 per month per store.

The following table presents Tandy's sales mix by customer categories for the quarters ended June 30, 2003 and 2002:

                                                                                            QUARTER ENDED
CUSTOMER GROUP                                                                           6/30/03      6/30/02
-------------------------------------------------------------------------------------  ----------     -------
  RETAIL (end users, consumers, individuals)                                                  67%         57%
  INSTITUTION (prisons, prisoners, hospitals, schools, YMCA, Boy Scouts, etc.)                10          17
  WHOLESALE (saddle & tack stores, resellers & distributors, shoe repair shops, etc.)         18          16
  CRAFT (craft stores (individually owned) and craftstore chains)                              *           *
  MIDAS (small manufacturers)                                                                  *           1
  ASC (Authorized Sales Centers)                                                               5           9
                                                                                       ----------     -------
                                                                                             100%        100%
                                                                                       ==========     =======

Second quarter operating income for Tandy increased $69,000 or 70% over operating income in last year's second quarter. Gross profit margins improved from 59.5% to 62.7% for the quarter due primarily to the increase in retail sales versus other sales categories. Operating expenses were 54.8% of sales in the current quarter compared to 54.6% in the same quarter last year. Additional personnel costs (wages, benefits, etc.), rents, utilities, etc. associated with the new stores accounted for the operating expense increase over last year.

ROBERTS,  CUSHMAN  OPERATIONS

Net sales for Cushman increased $8,000 for the second quarter of 2003 over the second quarter of 2002. Operating income for Cushman decreased $25,000. Increases in insurance costs and Cushman's allowance for uncollectible accounts (which results in an increase in bad debt expense in the current period) accounted for the operating income reduction. We have noticed a slow down in collections from customers during the quarter. We continue to closely monitor outstanding accounts and have no reason to believe that we will not be able to collect those accounts in full. However, in accordance with our conservative management policy, we believe the increase in the allowance account is appropriate.

OTHER  EXPENSES

Interest expense of $70,468 in the second quarter of 2003 increased from $47,442 in the second quarter of 2002. The increase was attributable to an increase in the average debt balance in the current quarter versus a year ago. The average debt balance for the first six months of 2003 was $5.4 million compared to $3.2 million for the first six months of 2002.

CAPITAL  RESOURCES,  LIQUIDITY  AND  FINANCIAL  CONDITION
---------------------------------------------------------

There was a slight change (2.5%) in our consolidated balance sheet from December 31, 2002 to June 30, 2003. Total assets increased from $19,675,602 at year-end to $20,166,237 at June 30. Our accounts receivable accounted for the majority of the increase, partially offset by a decrease in inventory. Total stockholders' equity increased from $11,170,062 at December 31, 2002 to $13,007,225 at June 30, 2003. The increase in equity is attributable to the earnings in the first half of the year.

Inventory decreased $531,000 at June 30, 2003 from year-end 2002. Inventory turnover decreased to an annualized rate of 3.52 times during the first six months of 2003, a slowdown from 4.36 times for the first half of 2002 and 3.65 times for all of 2002. The slowdown in turns is still due primarily to the high inventory balance at the end of 2002. We compute our inventory turns as sales divided by average inventory. As we stated in our 2002 Form 10-K, our inventory was above normal and expected levels at the end of 2002, primarily due to our attempts to optimize that inventory during the West Coast dock strike in the later part of the third quarter of 2002 and the eventual unwinding of the backlog of shipments in the fourth quarter of 2002 after the strike ended. We decreased purchases of product significantly from March through June 2003, resulting in the decreased inventory at June 30, 2003.

Leather Factory stores are holding an average inventory of $89,000 per store which is in line with management's target of $90,000 per store. Tandy stores are averaging $57,000 of inventory per store - slightly higher than management's target of $50,000 or less. We monitor inventory levels in the stores on a continual basis and are working closely with the store managers to optimize their inventory with their sales volumes on a store by store basis.

The Company's investment in accounts receivable was $2.8 million at June 30, 2003, up $882,000 from $1.9 million at year-end 2002, resulting from increased credit sales. Consolidated average days to collect accounts improved slightly over the first half of 2002 from 44.3 days to 43.3 days. Leather Factory posted the most improvement in average days to collect accounts, from 43.5 days to 40.2 days outstanding. Tandy and Cushman days outstanding increased in the first half of 2003 compared to 2002, from 38.88 and 54.26 days in 2002 to 43.7 and
68.2  days  in  2003,  respectively.

Accounts payable decreased $281,000 to $1.3 million at the end of the second quarter, due primarily to the reduction in inventory purchases during the period. Accrued expenses and other liabilities decreased $1.6 million, from $2.5 million at December 31, 2002 to $851,000 at June 30, 2003. The reduction is due to the decrease of accrued inventory in transit of $1.0 million between December 31 and June 30 as well as the change in the balance of accrued managers' bonuses. Bonuses are accrued throughout the year based on the operating profits of each stores and then paid annually in March. Accrued bonuses at December 31, 2002 totaled $930,000 compared to that at June 30, 2003 totaling $285,000. Notes payable and current maturities of long-term debt increased from $4.2 million at the end of 2002 to $4.8 million at June 30, 2003. However, during the second quarter of 2003 (from March 31 to June 30), we reduced our debt by $1.0 million.

The Company's current ratio rose from 2.08 at December 31, 2002 to 2.40 at June 30, 2003. Generally accepted accounting principles ("GAAP") require the Company's debt with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo") to be classified as short-term (even though the stated maturity is in November 2004) because our credit agreement with Wells Fargo includes both a subjective acceleration clause and a requirement to maintain an arrangement whereby cash collections from our customers directly reduce the debt outstanding (Emerging Issues Task Force Issue 95-22). If the accounting rules permitted this loan to be report as long-term indebtedness, the Company's current ratio at June 30, 2003 would have been 7.68, an improvement of 5.28. Management believes that disclosure of this non-GAAP information aids the reader's understanding of the Company's balance sheets.

During the first half of 2003, cash flows used in operating activities was $426,000. The annual manager bonus payments accounted for the majority of the operating cash used during the period. Cash flows used in investing activities totaled $281,000, the majority of which was for capital expenditures in the amount of $270,000. The majority of the purchases was for the new Tandy stores opened. We also completed the construction of the Stohlman Leather Musuem and Gallery located inside our Fort Worth store during the second quarter of 2003 at a total cost of $25,000. Cash flows provided by financing activities was $767,000, representing our net borrowings against our revolving credit facility for the year and cash received from employees on exercises of stock options.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy's retail store chain from a combination of current cash balances, internally generated funds and our revolving credit facility with Wells Fargo, which is based upon the level of the our accounts receivable and inventory. At June 30, 2003, the available and unused portion of the credit facility was approximately $2.3 million.

FORWARD-LOOKING  STATEMENTS
---------------------------

This report (particularly Items 2, 3 and 4 of this Part I) contains forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future trends or occurrences. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

- Continued involvement by the United States in military and other operations in the Middle East and other areas abroad could disrupt international trade and affect the Company's inventory sources.

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

- We might fail to realize the anticipated benefits of opening of additional Tandy Leather retail stores or other retail initiatives might not be successful.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

At the end of the second quarter of 2003, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

During the period covered by this report, there has been no significant change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

Limitations on the Effectiveness of Controls. Our management, including the President, Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures will prevent all error and all fraud. A well conceived and operated control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART  II.  OTHER  INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On May 15, 2003, the Annual Meeting of the Stockholders of the Company was held in the Champions Ballroom III at the Wyndham Hotel, Arlington, Texas to consider and act on the election of the following individuals to serve as directors until the Company's 2004 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

      Shannon  L.  Greene     Michael A. Markwardt              Joseph R. Mannes
      T.  Field  Lange        Ronald  C.  Morgan                Wray  Thompson
                              H.W.  "Hub"  Markwardt

The following table shows the votes cast for and against, as well as those that abstained from voting, the election of these individuals as directors of the
Company:

                              For          Against       Abstaining
                           ---------       -------       ----------
Shannon L. Greene          7,112,364        18,344                0
T. Field Lange             7,127,203         3,505                0
Joseph R. Mannes           7,103,110        27,598                0
H.W. "Hub" Markwardt       7,101,222        29,481                0
Michael A. Markwardt       7,100,627        30,081                0
Ronald C. Morgan           7,112,364        18,344                0
Wray Thompson              7,112,364        18,344                0

The Company's proxy statement dated April 15, 2003, for the 2003 Annual Meeting of Stockholders, provided detailed information about this meeting and the action to be taken there.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

EXHIBIT
NUMBER.  EXHIBIT
-------  -----------------------------------------------------------------------------------------------------------------------
31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K
     ----------------------

On April 23, 2003, the Company filed a report on Form 8-K in which we furnished under Item 9 the press release entitled "The Leather Factory Reports 1st Quarter 2003 Results" relating to the result of our first quarter ended March 31, 2003.

On July 23, 2003, the Company filed a report on Form 8-K in which we furnished under Item 9 the press release entitled "The Leather Factory Reports 2nd Quarter 2003 Results" relating to the result of our second quarter ended June 30, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE  LEATHER  FACTORY,  INC.
                                      (Registrant)

Date:  August  13,  2003       By:   /s/  Wray  Thompson
                                    --------------------
                                    Wray  Thompson
                                    Chairman  and  Chief  Executive  Officer

Date:  August  13,  2003       By:  /s/Shannon  L.  Greene
                                    ----------------------
                                    Shannon  L.  Greene
                                    Chief  Financial Officer and Treasurer
                                        (Chief Accounting Officer)

EXHIBIT  31.1
-------------

                                  CERTIFICATION

I,  Wray  Thompson,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of The Leather Factory, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August  13,  2003

                              /s/  Wray  Thompson
                              -------------------
                              Wray  Thompson
                              Chairman  and  Chief  Executive  Officer

EXHIBIT  31.2
-------------
                                  CERTIFICATION

I,  Shannon  L.  Greene,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of The Leather Factory, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August  13,  2003

                              /s/  Shannon  L.  Greene
                              ------------------------
                              Shannon  L.  Greene
                              Chief  Financial  Officer  and  Treasurer

EXHIBIT  32
-----------


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Leather Factory, Inc. for the quarter ended June 30, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     ii. The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.


     August  13,  2003               By:  /s/  Wray  Thompson
                                          -------------------
                                          WRAY  THOMPSON
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER


     August  13,  2003               By:  /s/  Shannon  L.  Greene
                                          ------------------------
                                          SHANNON  L.  GREENE
                                          CHIEF FINANCIAL OFFICER AND TREASURER