Form 10-Q
period 2003-09-30
LEATHER FACTORY INC
filed 2003-11-07
CIK 909724

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  2003

or

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

                                  Yes  X     No
                                     ----      ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No  X
                                  -----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                          Shares  outstanding  as  of
                                                          October  31,  2003
----------------------------------------------       ---------------------------
Common  Stock,  par  value  $.0024  per  share                   10,470,161

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS
                                -----------------

                                                                                                      PAGE NO.
                                                                                                      --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
    September 30, 2003 and December 31, 2002                           ----------------------------------   3

    Consolidated Statements of Operations
     Three and nine months ended September 30, 2003 and 2002           ----------------------------------   4

    Consolidated Statements of Cash Flows
     Nine months ended September 30, 2003 and 2002                     ----------------------------------   5

    Consolidated Statements of Stockholders' Equity
      Nine months ended September 30, 2003 and 2002                    ----------------------------------   6

    Notes to Consolidated Financial Statements                         ----------------------------------   7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               ----------------------------------  11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ----------------------------------  18

PART II.  OTHER INFORMATION

  Item 4.  Controls and Procedures                                     ----------------------------------  18

  Item 6.  Exhibits and Reports on Form 8-K                            ----------------------------------  18


SIGNATURES                                                             ----------------------------------  19


                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                    2003            2002
                                                                              -------------    -------------
                                                                               (unaudited)
                               ASSETS
CURRENT ASSETS:
Cash                                                                          $      188,199   $     101,557
Cash restricted for payment on revolving credit facility                             510,155         553,839
Accounts receivable-trade, net of allowance for doubtful accounts of
   $45,000 and $78,000, respectively                                               2,329,505       1,938,698
Inventory                                                                         11,621,127      12,695,344
Prepaid income taxes                                                                  52,707          55,644
Deferred income taxes                                                                148,111         159,090
Other current assets                                                                 709,270         672,117
                                                                              ---------------  --------------
                    Total current assets                                          15,559,074      16,176,289
                                                                              ---------------  --------------

PROPERTY AND EQUIPMENT, at cost                                                    5,517,844       5,321,749
Less accumulated depreciation and amortization                                    (3,547,038)     (3,301,898)
                                                                              ---------------  --------------
                    Property and equipment, net                                    1,970,806       2,019,851

GOODWILL, net of accumulated amortization of $753,000 and $734,000
 in 2003 and 2002, respectively                                                      700,262         686,484
OTHER INTANGIBLES, net of accumulated amortization of $151,000 and $113,000
   in 2003 and 2002, respectively                                                    445,289         483,507
OTHER ASSETS                                                                         331,776         309,471
                                                                              ---------------  --------------
                                                                              $   19,007,207   $  19,675,602
                                                                              ===============  ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                              $    1,432,291   $   1,594,909
Accrued expenses and other liabilities                                               964,989       2,503,331
Notes payable and current maturities of long-term debt                             2,671,929       4,218,968
                                                                              ---------------  --------------
                    Total current liabilities                                      5,069,209       8,317,208
                                                                              ---------------  --------------

DEFERRED INCOME TAXES                                                                234,605         186,076

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                                -           2,256

COMMITMENTS AND CONTINGENCIES                                                              -               -

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000 shares authorized,
   none issued or outstanding                                                              -               -
Common stock, $0.0024 par value; 25,000,000 shares authorized,
   10,470,461 and 10,149,961 shares issued                                            25,129          24,360
Paid-in capital                                                                    4,488,819       4,163,901
Retained earnings                                                                  9,219,247       7,064,345
Less:  notes receivable secured by common stock                                      (20,000)        (44,003)
Accumulated other comprehensive loss                                                  (9,802)        (38,541)
                                                                              ---------------  --------------
                    Total stockholders' equity                                    13,703,393      11,170,062
                                                                              ---------------  --------------
                                                                              $   19,007,207   $  19,675,602
                                                                              ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                            THREE MONTHS                  NINE MONTHS
                                                                    ----------------------------  ---------------------------
                                                                         2003           2002          2003           2002
                                                                    --------------  -------------  ------------  ------------
NET SALES                                                           $  10,119,070   $  9,484,730   $31,139,830   $ 29,740,717

COST OF SALES                                                           4,529,258      4,396,332    14,183,460     13,848,098
                                                                    --------------  -------------  ------------  ------------
          Gross profit                                                  5,589,812      5,088,398    16,956,370     15,892,619

OPERATING EXPENSES                                                      4,672,820      4,246,873    13,769,241     12,646,486
                                                                    --------------  -------------  ------------  ------------
INCOME FROM OPERATIONS                                                    916,992        841,525     3,187,129      3,246,133

OTHER INCOME (EXPENSE):
          Interest expense                                                (40,735)       (54,108)     (174,555)     (191,419)
          Other, net                                                       (6,089)       (18,578)       68,433       (45,199)
                                                                    --------------  -------------  ------------  ------------
               Total other income (expense)                               (46,824)       (72,686)     (106,122)     (236,618)
                                                                    --------------  -------------  ------------  ------------

INCOME BEFORE INCOME TAXES and CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE.                                      870,168        768,839     3,081,007      3,009,515

PROVISION FOR INCOME TAXES                                                268,488        234,747       926,105        924,071
                                                                    --------------  -------------  ------------  ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         601,680        534,092     2,154,902   $  2,085,444

CUMULATIVE EFFECT OF CHANGE IN ACCTG PRINCIPLE, net of income taxes             -              -             -    (4,008,831)
                                                                    --------------  -------------  ------------  ------------
NET INCOME (LOSS)                                                   $     601,680   $    534,092   $ 2,154,902   $(1,923,387)
                                                                    ==============  =============  ============  ============

NET  INCOME  (LOSS)  PER  COMMON  SHARE  -  BASIC:

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE  $0.06  $0.05  $0.21  $ 0.21

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET. . . . .      -      -      -   (0.37)
                                                                   -----  -----  -----  -------
NET INCOME (LOSS) PER COMMON SHARE-BASIC  . . . . . . . . . . . .  $0.06  $0.05  $0.21  $(0.19)
                                                                   =====  =====  =====  =======

NET  INCOME  (LOSS)  PER  COMMON  SHARE  -  DILUTED:

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE  $0.06  $0.05  $0.20  $ 0.19

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET. . . . .      -      -      -   (0.37)
                                                                   -----  -----  -----  -------
NET INCOME (LOSS) PER COMMON SHARE-DILUTED. . . . . . . . . . . .  $0.06  $0.05  $0.20  $(0.18)
                                                                   =====  =====  =====  =======

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                             2003          2002
                                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $ 2,154,902   $(1,923,387)
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities-
     Depreciation & amortization                                             397,959       370,234
     Loss on disposal of assets                                                9,372             -
     Amortization of deferred financing costs                                      -        37,038
     Deferred income taxes                                                    59,508       (42,711)
     Other                                                                    14,960        (3,116)
     Cumulative effect of change in accounting principle                           -     4,008,831
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                       (390,808)     (102,459)
       Inventory                                                           1,074,217    (1,222,308)
       Income taxes                                                            2,936       (94,697)
       Other current assets                                                  (37,153)     (343,101)
       Accounts payable                                                     (162,618)      321,886
       Accrued expenses and other liabilities                             (1,538,342)      244,926
                                                                         ------------  ------------
     Total adjustments                                                      (569,969)    3,174,523
                                                                         ------------  ------------
      Net cash provided by operating activities                            1,584,933     1,251,136
                                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (326,284)     (429,250)
  Payments in connection with businesses acquired                                  -      (227,747)
  Proceeds from sale of assets                                                 6,217             -
  Increase in other assets                                                   (22,305)     (415,809)
                                                                         ------------  ------------
      Net cash used in investing activities                                 (342,372)   (1,072,806)
                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                       (1,544,417)     (601,043)
  Payments on notes payable and long-term debt                                (4,878)      (25,905)
  Decrease in cash restricted for payment on revolving credit facility        43,685         5,092
  Payments received on notes secured by common stock                          24,003        26,286
  Proceeds from issuance of common stock                                     325,688       120,300
                                                                         ------------  ------------
      Net cash used in financing activities                               (1,155,919)     (475,270)
                                                                         ------------  ------------
NET CHANGE IN CASH                                                            86,642      (296,940)

CASH, beginning of period                                                    101,557       409,040
                                                                         ------------  ------------
CASH, end of period                                                      $   188,199   $   112,100
                                                                         ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $   178,558   $   157,916
  Income taxes paid during the period, net of (refunds)                      819,602     1,076,313

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                                        Common Stock
                                             ---------------------------------
                                                  Number             Par           Paid-in       Retained
                                                of shares           value          capital       Earnings
                                             --------------  -----------------  --------------  -----------
BALANCE, December 30, 2001                       9,991,161   $          23,979  $    4,030,508  $ 8,478,187

Payments on notes receivable -
secured by common stock                                  -                   -               -            -

Shares issued - warrants and
employee stock options exercised                    73,000                 175          76,320            -

Net loss                                                 -                   -               -  (2,457,479)

Translation adjustment                                   -                   -               -            -
                                             --------------  -----------------  --------------  -----------
BALANCE, September 30, 2002                     10,064,161   $          24,154  $    4,106,828  $ 6,020,708
                                             ==============  =================  ==============  ===========

                                                            Notes         Accumulated
                                                         receivable         other
                                                        - secured by    comprehensive                    Comprehensive
                                                        common stock        loss             Total       Income (Loss)
                                                       --------------  ---------------  ---------------  -------------
BALANCE, December 30, 2001                             $     (71,939)  $      (37,064)  $   12,423,671

Payments on notes receivable -
secured by common stock                                       24,636                -           24,636

Shares issued - warrants and
employee stock options exercised                                   -                -           76,495

Net loss                                                           -                -       (2,457,479)  $ (2,457,479)

Translation adjustment                                             -            3,197            3,197          3,197
                                                       --------------  ---------------  ---------------
BALANCE, September 30, 2002                            $     (47,303)  $      (33,867)  $   10,070,520
                                                       ==============  ===============  ===============
                                                                                                         -------------
Comprehensive loss for the nine months ended September 30, 2002                                           $(2,454,282)
                                                                                                         =============

                                                       Common Stock
                                             ---------------------------------
                                                 Number             Par               Paid-in         Retained
                                                of shares           value             capital         Earnings
                                             --------------  -----------------  ------------------  -----------
BALANCE, December 31, 2002                      10,149,961             $24,360          $4,163,901  $ 7,064,345

Payments on notes receivable -
secured by common stock                                  -                   -                   -            -

Shares issued - warrants and
employee stock options exercised                   320,500                 769             198,537            -

Warrants to acquire 100,000
shares of common stock issued                            -                   -             126,381            -

Net income                                               -                   -                   -    2,154,902

Translation adjustment                                   -                   -                   -            -
                                             --------------  -----------------  ------------------  -----------
BALANCE, September 30, 2003                     10,470,461             $25,129          $4,488,819  $ 9,219,247
                                             ==============  =================  ==================  ===========


                                                  Notes         Accumulated
                                                 receivable         other
                                               - secured by    comprehensive                     Comprehensive
                                                common stock        loss             Total       Income (Loss)
                                               --------------  ---------------  ---------------  -------------
BALANCE, December 31, 2002                     $     (44,003)  $      (38,541)  $   11,170,062

Payments on notes receivable -
secured by common stock                               24,003                -           24,003

Shares issued - warrants and
employee stock options exercised                           -                -          199,306

Warrants to acquire 100,000
shares of common stock issued                              -                -          126,381

Net income                                                 -                -        2,154,902   $ 2,154,902

Translation adjustment                                     -           28,739           28,739        28,739
                                               --------------  ---------------  ---------------
BALANCE, September 30, 2003                    $     (20,000)   $      (9,802)  $   13,703,393
                                               ==============  ===============  ===============
                                                                                                 ------------
Comprehensive income for the nine months ended September 30, 2003                                $  2,183,641
                                                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION  AND  CERTAIN  SIGNIFICANT  ACCOUNTING  POLICIES

In the opinion of management, the accompanying consolidated financial statements for The Leather Factory, Inc. and its consolidated subsidiaries ("TLF") contain all adjustments necessary to present fairly its financial position as of September 30, 2003 and December 31, 2002, and its results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Inventory

Inventory is stated at the lower of cost or market and is accounted for on the "first in, first out" method. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand. The components of inventory consist of the following as of:

                                    SEPTEMBER 30,        DECEMBER 31,
                                        2003                 2002
                                   --------------       -------------
Finished goods held for sale       $   10,457,893       $  11,693,868
Raw materials and work in process       1,163,234           1,001,476
                                   --------------       -------------
                                   $   11,621,127       $  12,695,344
                                   ==============       =============

Goodwill  and  Other  Intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. As a result of SFAS 142, we incurred an impairment write-down in the first quarter of 2002 of our investment in our subsidiary, Roberts, Cushman & Company, Inc., in the amount of $4.0 million. The remaining goodwill on our balance sheet is analyzed by management periodically to determine the appropriateness of its carrying value. We have elected to perform our annual analysis during the fourth calendar quarter of each year. As of December 31, 2002, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first nine months of 2003.

Other  intangibles  consist  of  the  following:

                                AS OF SEPTEMBER 30, 2003               AS OF DECEMBER 31, 2002
                        -------------------------------------       ---------------------------------
                        -----------  --------------  --------       --------  -------------  --------
                                       ACCUMULATED                            ACCUMULATED
                           GROSS      AMORTIZATION      NET           GROSS   AMORTIZATION     NET
                        -----------  --------------  --------       --------  ------------   --------
Trademarks, Copyrights  $   544,369  $      129,247  $415,122       $544,369  $     102,029  $442,340
Non-Compete Agreements       52,000          21,833    30,167         52,000         10,833    41,167
                        -----------  --------------  --------       --------  -------------  --------
                        $   596,369  $      151,080  $445,289       $596,369  $     112,862  $483,507
                        ===========  ==============  ========       ========  =============  ========

The Company recorded amortization expense of $39,161 during the first nine months of 2003 compared to $35,401 during the first nine months of 2002. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

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

2.  STOCK-BASED  COMPENSATION

The Company accounts for stock options granted to its directors and employees using the intrinsic value method prescribed by APB No. 25 which requires compensation expense be recognized for stock options when the quoted market price of the Company's common stock on the date of grant exceeds the option's exercise price. No compensation cost has been reflected in net income for the granting of director and employee stock options as all options granted had an exercise price equal to the quoted market price of the Company's common stock on the date the options were granted. Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and nine months ended September 30, 2003 and 2002, on a pro forma basis, would have been as follows:

                                                                                       THREE MONTHS ENDED
                                                                             ----------------------------------------
                                                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                                                      2003                 2002
                                                                              -------------------  ------------------
Net income (loss), as reported                                                $           601,680  $          534,092

Add: Stock-based compensation expense included in reported net income (loss)                    -                   -

Deduct: Stock-based compensation expense determined under fair value method                24,546              25,905
                                                                              -------------------  ------------------
Net income (loss), pro forma                                                  $           577,134  $          508,187

Net income (loss) per share:
Basic - as reported                                                           $              0.06  $             0.05
Basic - pro forma                                                             $              0.06  $             0.05

Diluted - as reported                                                         $              0.06  $             0.05
Diluted - pro forma                                                                          0.05  $             0.05

                                                                                        NINE MONTHS ENDED
                                                                             -----------------------------------------
                                                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                                                      2003                 2002
                                                                              -------------------  -------------------
Net income (loss), as reported                                                $         2,154,902  $       (1,923,387)

Add: Stock-based compensation expense included in reported net income (loss)                    -                   -

Deduct: Stock-based compensation expense determined under fair value method                73,639              77,714
                                                                              -------------------  ------------------
Net income (loss), pro forma                                                  $         2,081,263  $       (2,001,101)

Net income (loss) per share:
Basic - as reported                                                           $              0.21  $            (0.19)
Basic - pro forma                                                             $              0.20  $            (0.20)

Diluted - as reported                                                         $              0.20  $            (0.18)
Diluted - pro forma                                                           $              0.19  $            (0.19)


The fair values of stock options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.125% for 2003 and 3.00% for 2002; dividend yields of 0% for both periods; volatility factors of .706 for 2003 and ..736 for 2002; and an expected life of the valued options of 4 years.

3.  EARNINGS  PER  SHARE
The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                       -----------------------------       -------------------------
                                                             2003           2002               2003         2002
                                                       --------------  -------------       -----------  ------------
Numerator:
  Net  income (loss)                                   $      601,680  $     534,092       $ 2,154,902  $(1,923,387)
                                                       --------------  -------------       -----------  ------------
  Numerator for basic and diluted earnings per share          601,680        534,092         2,154,902   (1,923,387)

Denominator:
  Weighted-average shares outstanding-basic                10,394,374     10,064,249        10,269,415   10,035,890

Effect of dilutive securities:
  Stock options                                               422,000        448,836           425,818      483,760
  Warrants                                                     86,420        210,318           145,531      240,027
                                                       --------------  -------------       -----------  ------------
Dilutive potential common shares                              508,420        659,154           571,349      723,787
                                                       --------------  -------------       -----------  ------------
  Denominator for diluted earnings per share-
  weighted-average shares                                  10,902,794     10,723,403        10,840,764   10,759,677
                                                       ==============  =============       ===========   ==========

  Basic earnings (loss) per share                      $         0.06  $        0.05       $      0.21  $     (0.19)
                                                       ==============  =============       ===========   ==========
  Diluted earnings (loss) per share                    $         0.06  $        0.05       $      0.20  $     (0.18)
                                                       ==============  =============       ===========   ==========

The net effect of converting stock options to purchase 924,700 and 1,081,000 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the three and nine months ended September 30, 2003 and 2002, respectively.


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

                                                                                   ROBERTS,
                                              LEATHER FACTORY    TANDY LEATHER     CUSHMAN      TOTAL
                                              -----------------  --------------   ----------  -----------
FOR THE QUARTER ENDED SEPTEMBER 30, 2003
Net sales                                     $      7,372,159   $    2,334,127   $  412,784  $10,119,070
Gross profit                                         3,996,866        1,475,312      117,634    5,589,812
Operating earnings                                     784,322          117,514       15,156      916,992
Interest expense                                       (40,735)               -            -      (40,735)
Other, net                                              (6,315)             226            -       (6,089)
                                                                                              ------------
Income before income taxes                             737,272          117,740       15,156      870,168
                                                                                              ------------
     Depreciation and amortization                      99,489           20,978        2,365      122,832
     Fixed asset additions                              33,230           21,300        1,377       55,907
     Total assets                             $     15,300,407   $    2,802,218   $  904,582  $19,007,207
                                              -----------------  --------------   ----------  -----------

FOR THE QUARTER ENDED SEPTEMBER 30, 2002
Net sales                                            7,244,610        1,727,925      512,195  $ 9,484,730
Gross profit                                         3,848,893        1,026,681      212,824    5,088,398
Operating earnings                                     631,125           76,231      134,169      841,525
Interest expense                                       (53,995)            (113)           -      (54,108)
Other, net                                             (18,578)               -            -      (18,578)
                                                                                              ------------
Income before income taxes                             558,552           76,118      134,169      768,839
                                                                                              ------------
     Depreciation and amortization                      94,369           29,612        3,399      127,380
     Fixed asset additions                             139,454           55,050        1,936      196,440
     Total assets                             $     14,528,938   $    2,241,064   $  921,378  $17,691,380
                                              -----------------  --------------   ----------  -----------

                                                                                   ROBERTS,
                                              LEATHER FACTORY    TANDY LEATHER     CUSHMAN      TOTAL
                                              -----------------  --------------   ----------  -----------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
Net sales                                     $     23,375,158   $    6,312,145   $1,452,527  $31,139,830
Gross profit                                        12,477,180        3,981,715      497,475   16,956,370
Operating earnings                                   2,626,394          430,737      129,998    3,187,129
Interest expense                                      (174,555)               -            -     (174,555)
Other, net                                              68,064              369            -       68,433
                                                                                              ------------
Income before income taxes                           2,519,903          431,106      129,998    3,081,007
                                                                                              ------------
     Depreciation and amortization                     335,184           55,064        7,711      397,959
     Fixed asset additions                             201,862          122,189        2,233      326,284
     Total assets                             $     15,300,407   $    2,802,218   $  904,582  $19,007,207
                                              -----------------  --------------   ----------  -----------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Net sales                                     $     22,769,549   $    5,420,108   $1,551,060  $29,740,717
Gross profit                                        12,151,507        3,179,498      561,614   15,892,619
Operating earnings                                   2,625,651          315,268      305,214    3,246,133
Interest expense                                      (190,903)            (516)           -     (191,419)
Other, net                                             (44,566)            (633)           -      (45,199)
                                                                                              ------------
Income before income taxes                           2,390,182          314,119      305,214    3,009,515
                                                                                              ------------
     Depreciation and amortization                     279,033           81,256        9,945      370,234
     Fixed asset additions                             267,823          157,953        3,474      429,250
     Total assets                             $     14,528,938   $    2,241,064   $  921,378  $17,691,380
                                              -----------------  --------------   ----------  -----------

Net  sales  for  geographic  areas  were  as  follows:

                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                               SEPTEMBER 30,                    SEPTEMBER 30,
                            2003           2002                2003         2002
                     ---------------  --------------       -----------  -----------
United States        $     9,456,440  $    8,941,654       $29,038,861  $28,052,774
All other countries          662,630         543,076         2,100,969    1,687,943
                     ---------------  --------------       -----------  -----------
                     $    10,119,070  $    9,484,730       $31,139,830  $29,740,717
                     ===============  ==============       ===========  ===========

Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to the Company's consolidated net sales for the three and nine month periods ended September 30, 2003 and 2002. The Company does not have any significant long-lived assets outside of the United States.

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

Tandy Leather is the best-known supplier of leather and related supplies used in the leathercraft industry. From its founding in 1919, Tandy has been the primary leathercraft resource world wide. Products include quality tools, leather, accessories, kits and teaching materials. In early 2002, we initiated a plan to expand Tandy by opening retail stores. As of October 31, 2003, we have opened 26 Tandy Leather retail stores located throughout the United States.

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

RESULTS  OF  OPERATIONS
-----------------------

The following tables present selected financial data of each of the Company's three segments for the quarters and nine months ended September 30, 2003 and 2002:

                  QUARTER ENDED SEPTEMBER 30, 2003      QUARTER ENDED SEPTEMBER 30, 2002
                  --------------------------------      --------------------------------
                                       OPERATING                             OPERATING
                       SALES            INCOME                SALES            INCOME
                  ---------------    -------------      ---------------    -------------
Leather Factory   $     7,372,159    $     784,322      $     7,244,610    $     631,125
Tandy                   2,334,127          117,514            1,727,925           76,231
Cushman                   412,784           15,156              512,195          134,169
                  ---------------    -------------      ---------------    -------------
Total Operations  $    10,119,070    $     916,992      $     9,484,730    $     841,525
                  ===============    =============      ===============    =============

                  NINE MONTHS ENDED SEPTEMBER 30, 2003     NINE MONTHS ENDED SEPTEMBER 30, 2002
                  ------------------------------------     ------------------------------------
                                       OPERATING                                OPERATING
                       SALES            INCOME                   SALES            INCOME
                  ---------------    -------------         ---------------    -------------
Leather Factory   $     23,375,158    $     784,322         $     7,244,610    $     631,125
Tandy                    6,312,145          117,514               1,727,925           76,231
Cushman                  1,452,527           15,156                 512,195          134,169
                  ----------------    -------------         ---------------    -------------
Total Operations  $     31,139,830    $     916,992         $     9,484,730    $     841,525
                  ================    =============         ===============    =============

Consolidated net sales for the quarter ended September 30, 2003 increased $634,000, or 6.7%, compared to the same period in 2002. Leather Factory's sales increase was $127,000; Tandy contributed $606,000 while Cushman recorded a sales reduction of $99,000. Operating income on a consolidated basis for the quarter ended September 30, 2003 increased 9.0% or $75,000 over the third quarter of 2002.

Total consolidated net sales for the nine months ended September 30, 2003 increased $1.4 million, or 4.7%, compared to the same period in 2002. Leather Factory contributed $606,000 of the sales gain while Tandy added $892,000. Cushman's 2003 sales were down $98,000 compared to a year ago. Operating income on a consolidated basis for the nine months ended September 30, 2003 was down 1.8% or $59,000 over last year.

The following table shows in comparative form our consolidated net income (loss) for the third quarters of 2003 and 2002 and the first nine months of the two years, both before and after the cumulative effect of a previously reporting change in accounting principle in 2002:

                                                                     FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        2003      2002  % CHANGE
Income before cumulative effect of change in accounting principle   $601,680  $534,092      12.6%
Cumulative effect of change in accounting principle*                       -         -         -
                                                                    --------  --------  ---------
Net income (loss)                                                   $601,680  $534,092      12.6%
                                                                    ========  ========  =========

                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                          2003         2002   % CHANGE
Income before cumulative effect of change in accounting principle   $2,154,902  $ 2,085,444        3.3%
Cumulative effect of change in accounting principle*                         -   (4,008,831)         -
                                                                    ----------  ------------  ---------
Net income (loss)                                                   $2,154,902  $(1,923,387)        N/A
                                                                    ==========  ============  =========

_____________
*The  amount  shown for the cumulative effect of change in accounting principle is net of income taxes.

The relatively large increase in income before the effects of the accounting change for the third quarter (12.6%) as compared to this measure for the comparable nine-month periods of 2002 (3.3%) is attributable to continued growth in sales from the Tandy Leather stores.

LEATHER  FACTORY  OPERATIONS

Net sales from Leather Factory's 30 warehouse distribution centers increased 1.76%, or $127,000, for the third quarter of 2003. The following table presents TLF's sales mix by customer categories for the quarters ended September 30, 2003 and 2002:

                                                                                             QUARTER ENDED
CUSTOMER GROUP                                                                             09/30/03    09/30/02
-------------------------------------------------------------------------------------  --------------  ---------
  RETAIL (end users, consumers, individuals)                                                      22%        18%
  INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)                  7          7
  WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)             45         45
  NATIONAL ACCOUNTS                                                                               20         23
  MANUFACTURERS                                                                                    6          7
                                                                                       --------------  ---------
                                                                                                 100%       100%
                                                                                       ==============  =========

We have re-categorized our customer groups for the purpose of reporting our sales mix as we believe this revised presentation is more meaningful to the reader. The following table provides the sales mix in the modified categories for the first two quarters of 2003 and 2002 for comparison purposes:

                             QUARTER ENDED                   QUARTER ENDED
CUSTOMER GROUP          03/31/03        03/31/02        06/30/03   06/30/02
-------------------  --------------  --------------       ---------  ---------
  RETAIL                        23%             21%             19%        18%
  INSTITUTION                    8               9              10         10
  WHOLESALE                     42              43              39         45
  NATIONAL ACCOUNTS             21              23              24         21
  MANUFACTURERS                  6               4               8          6
                     --------------  --------------       ---------  ---------
                               100%            100%            100%       100%
                     ==============  ==============       =========  =========

The majority of Leather Factory's sales gain was with our retail customers. The other customer groups achieved very modest gains, with the exception of our national accounts. Several of the customers in this group are re-setting their programs with us during the last half of this year. This is a normal part of doing business with these customers and occurs every two to four years, depending on the agreements negotiated with the customer. Simply stated, these customers determine what products they intend to purchase from us for the next several years and what products they intend to discontinue carrying in their product lines. Although they often continue to order these "to-be-discontinued" products until the new program is in place (which is to occur in January 2004), we intentionally begin decreasing our inventory of these items in order to eliminate these products in their entirety by the end of the year. As a result, our sales to these customers decrease during this time as we intentionally do not have all of the product they are attempting to purchase as they wind-down the year. We believe that these intentional reductions in product availability and sales to these customers are temporary and will not have a long-term effect on Leather Factory's total sales.

Operating income for Leather Factory increased $153,000 for the current quarter compared to 2002. Operating expenses as a percentage of sales in the third quarter of 2003 were 43.58%, down from 44.4% a year ago. Advertising and marketing costs continue to be a significant expense; however, we believe these efforts are pivotal to the success of the operation. We have been successful in reducing discretionary expenses in some areas such as temporary personnel, property maintenance, and miscellaneous supplies, and will continue to look for ways to cut administrative costs without jeopardizing operations.

TANDY  LEATHER  OPERATIONS

Net sales for Tandy, which consisted of twenty-six retail stores as of September 30, 2003, were up 35.1% for the third quarter of 2003 over the same quarter last year, which consisted of ten retail stores, as follows:



                                                   QTR ENDED   QTR ENDED   $     INCR   % INCR
                                                    09/30/03    09/30/02        (DECR)   (DECR)
                                                   ----------  ----------  -----------  -------
Same store sales (10 stores)                       $1,133,337  $1,121,736  $   11,601     1.03%
New store sales (16 stores)                         1,198,246           -   1,198,246        -
Centralized mail order facility (closed 09/01/02)       2,544     606,189    (603,645)  (99.58)
                                                   ----------  ----------  -----------  -------
Total sales                                        $2,334,127  $1,727,925  $  606,202    35.08%
                                                   ==========  ==========  ==========   =======

The  ten  "same"  stores  are  those  that  were  opened August 2002 or earlier.

Sales in the current quarter were generally in line with our internal expectations. The third quarter of the year is generally the weakest quarter for sales. Average sales per month in the stores that have been open for at least three months through September 30, 2003 was approximately $35,000 which is still ahead of our internal goal of $30,000 per month per store. The stores that were opened in 2002 are averaging monthly sales over $38,000 per store.

The following table presents Tandy's sales mix by customer categories for the quarters ended September 30, 2003 and 2002. Tandy's customer groups have been re-grouped consistent with the categories for Leather Factory discussed above.

                       QUARTER ENDED
CUSTOMER GROUP      09/30/03      09/30/02
---------------  --------------  ---------
  RETAIL                    72%        62%
  INSTITUTION                7         12
  WHOLESALE                 20         25
  MANUFACTURERS              1          1
                 --------------  ---------
                           100%       100%
                 ==============  =========

The following table provides the sales mix in the modified categories for the first two quarters of 2003 and 2002 for comparison purposes:

                          QUARTER ENDED            QUARTER ENDED
CUSTOMER GROUP        03/31/03        03/31/02   06/30/03   06/30/02
---------------  --------------  --------------  ---------  ---------
  RETAIL                    72%             61%        67%        57%
  INSTITUTION                4              12         10         17
  WHOLESALE                 23              27         23         26
  MANUFACTURERS              1               0          0          0
                 --------------  --------------  ---------  ---------
                           100%            100%       100%       100%
                 ==============  ==============  =========  =========

Third quarter operating income for Tandy increased $41,000 or 54% over operating income in last year's third quarter. Gross profit margins improved from 59.4% to 63.2% for the quarter due to the continued increase in retail sales versus other sales categories. Operating expenses were 58.2% of sales in the current quarter compared to 55.0% in the same quarter last year. The 3.2% increase arose from $70,000 of additional expenses. The four new stores opened in August 2003 accounted for $50,000 of the increase, as management's policy is to expense the stores' set-up and openings costs in the first month a store is open.

ROBERTS,  CUSHMAN  OPERATIONS

Net sales for Cushman decreased $99,000 for the third quarter of 2003 over the third quarter of 2002. Operating income for Cushman decreased $119,000. The decrease in sales and operating income is the result of the continued demand for less expensive hats (straw vs. felt) and therefore less expensive hatbands (ribbon or felt vs. leather). Overall hat sales appear to be down throughout the industry. Several of Cushman's hat manufacturing customers are on short work weeks (3 or 4 days as compared to the usual 5 or 6 days).

Because Cushman's operation is not material to our company and it does not fit in our specialty retail business model on a long-term basis, we are currently analyzing the proper direction to take with respect to this subsidiary.

OTHER  EXPENSES

Interest expense of $40,735 in the third quarter of 2003 decreased from $54,108 in the third quarter of 2002. The decrease was attributable to an decrease in the average debt balance and the reduction in the interest rate during the current period as compared to a year ago. The interest rate during 2002 was 4.75%. The interest rate throughout during 2003 has ranged from 4.25% to 4.00%. The average debt balance for the first nine months of 2003 was $3.4 million compared to $4.2 million for the first nine months of 2002.

CAPITAL  RESOURCES,  LIQUIDITY  AND  FINANCIAL  CONDITION
---------------------------------------------------------

There was a slight decrease (3.4%) in our consolidated total assets from December 31, 2002 to September 30, 2003. Total assets decreased from $19.7 million at year-end to $19.0 million at September 30. The reduction in inventory of $1.0 million, partially offset by an increase in accounts receivable of $400,000, accounted for the majority of the decrease. Total stockholders' equity increased from $11.2 million at December 31, 2002 to $13.7 million at September 30, 2003. The increase in equity is attributable to the earnings in the first nine months of the year. Also, during the first nine months of 2003, we reduced the outstanding principal balance of our revolving credit line by $1.5 million.

Inventory decreased $1.0 million at September 30, 2003 from year-end 2002. Inventory turnover decreased to an annualized rate of 3.41 times during the first nine months of 2003, a slowdown from 4.08 times for the first nine months of 2002 and 3.65 times for all of 2002. The slowdown in turns is still due primarily to the high inventory balance at the end of 2002 discussed in earlier reports. We compute our inventory turns as sales divided by average inventory.

Leather Factory stores are holding an average inventory of approximately $90,000 per store which is on target with expected levels. Tandy stores are averaging approximately $50,000 of inventory per store - which is also in line with management's target of $50,000 or less.

Trade accounts receivable was $2.3 million at September 30, 2003, up $390,000 from $1.9 million at year-end 2002, reflecting an overall increase in sales and the effect of the timing of orders shipped to some of our larger accounts towards the end of the third quarter of 2003 compared to the end of the fourth quarter of 2002. Consolidated average days to collect accounts improved slightly over the first three-fourths of 2002 from 42.4 days to 41.0 days. Leather Factory posted the most improvement in average days to collect accounts, from 41.4 days to 37.4 days. Tandy and Cushman days outstanding increased in the first nine months of 2003 compared to 2002, from 23.55 and 64.82 days in 2002 to 39.23 and 72.25 days in 2003, respectively. Tandy's days outstanding has improved from the second quarter of 2003 by approximately five days while Cushman's days outstanding has increased by approximately four days from June 30, 2003.

Total accounts payable decreased $163,000 to $1.4 million at the end of the third quarter. Accrued expenses and other liabilities decreased $1.5 million, from $2.5 million at December 31, 2002 to $964,000 at September 30, 2003. The reduction is due to the decrease of accrued inventory in transit of $1.0 million between December 31 and September 30 as well as the change in the balance of accrued managers' bonuses. Bonuses are accrued throughout the year based on the operating profits of each stores and then paid annually in March. Accrued bonuses at December 31, 2002 totaled $930,000, which represents bonuses earned based on the stores' twelve months of operating profits, compared to that at September 30, 2003 totaling $435,000, which represents bonuses earned on the stores' nine months of operating profits. The Company applied its cash flow from operating activities to reduce the notes payable and current maturities of long-term debt decreased from $4.2 million at the end of 2002 to $2.7 million at September 30, 2003.

The Company's current ratio rose from 1.94 at December 31, 2002 to 3.07 at September 30, 2003. Generally accepted accounting principles ("GAAP") require the Company's debt with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo") to be classified as short-term (even though the stated maturity is in November 2004) because our credit agreement with Wells Fargo includes both a subjective acceleration clause and a requirement to maintain an arrangement whereby cash collections from our customers directly reduce the debt outstanding (Emerging Issues Task Force Issue 95-22).

If GAAP permitted this loan to be report as long-term indebtedness, the Company's current ratio at September 30, 2003 would have been 6.48. The following table reconciles this non-GAAP disclosure to the presentation required by GAAP:

                                                                                     AS OF SEPTEMBER 30, 2003
                                                                                     ------------------------
                                                                             GAAP PRESENTATION   NON-GAAP PRESENTATION
                                                                             ------------------  -----------------------
Current Assets                                                               $       15,559,074  $           15,559,074
Current Liabilities                                                                   5,069,209               5,069,209
                   Less Wells Fargo debt maturing after September 30, 2004                  N/A              (2,669,116)
Adjusted Current Liabilities                                                          5,069,209               2,400,093
Current Ratio (Current Assets/Current Liabilities (or as adjusted)                         3.07                    6.48

After the close of the third quarter of 2003, the Company refinanced its bank debt with another Wells Fargo bank. Under the terms of the refinancing, the Company's bank debt with maturities beyond 12 months will no longer be classified as a current liability under GAAP. In light of this change, management believes that the non-GAAP presentation above will facilitate comparisons of the current ratios at the end of the third quarter of 2003 and at year-end. Management has used this non-GAAP measure in comparing the Company to other companies whose funded debt is recorded as long-term liabilities under GAAP.

During the first nine months of 2003, cash flow provided from operating activities was $1.6 million, up from $1.3 million for the first nine months of 2002. The increase in 2003 was attributable to several factors that occurred during the first nine months of this year: (1) the reduction of inventory, and
(2) the net income generated, partially offset by the payment of manager bonuses in the first quarter of 2003. Cash flows used in investing activities totaled $342,000, $326,000 of which was for capital expenditures. Most of the purchases were for the new Tandy stores opened as well as replacements and upgrades of existing computer equipment as needed. Cash flows used for financing activities was $1.2 million, representing our net payments on our revolving credit facility for the year of $1.5 million, partially offset by cash received from employees on exercises of stock options.

The principal requirements for our liquidity needs are operational expenses and our expansion of Tandy's retail store chain. We anticipate that the Company will fund these requirements from a combination of current cash balances, revenues from operations and our revolving credit facility with Wells Fargo. The amount available on this credit facility is based upon the level of our accounts receivable and inventory. At September 30, 2003, the available and unused portion of the credit facility was approximately $4.0 million.

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

- Several of our wholesale customers are conducting a periodic review of the products they purchase from us. If these reviews were to have an overall reduction in the volume of products purchased from us, our total sales could be affected.

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

PART  II.  OTHER  INFORMATION

ITEM  4.  CONTROLS  AND  PROCEDURES

At the end of the third quarter of 2003, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized,, and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

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

EXHIBIT
NUMBER   EXHIBIT
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

(b)  Reports  on  Form  8-K
     ----------------------

On July 23, 2003, the Company filed a report on Form 8-K in which we furnished under Item 9 the press release entitled "The Leather Factory Reports 2nd Quarter 2003 Results" relating to the result of our second quarter ended June 30, 2003. This report was dated July 22, 2003.

On August 21, 2003, the Company filed a report on Form 8-K in which we furnished under Item 4 details regarding a change in independent auditors for 2003. This report was dated August 18, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE  LEATHER  FACTORY,  INC.
                                               (Registrant)

Date:  November  7,  2003           By:   /s/  Wray  Thompson
                                          -------------------
                                          Wray  Thompson
                                          Chairman  of  the  Board  and
                                          Chief  Executive  Officer

Date:  November  7,  2003           By:   /s/  Shannon  L.  Greene
                                          ------------------------
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

November  7,  2003

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

November  7,  2003

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
-----------


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Leather Factory, Inc. for the quarter ended September 30, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
ii. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     November  7,  2003               /s/  Wray  Thompson
                                      -------------------
                                      WRAY  THOMPSON
                                      CHAIRMAN  AND  CHIEF  EXECUTIVE  OFFICER


     November  7,  2003               /s/  Shannon  L.  Greene
                                      -----------------------
                                      SHANNON  L.  GREENE
                                      CHIEF  FINANCIAL  OFFICER  AND  TREASURER