Form 10-Q/A
period 2003-09-30
LEATHER FACTORY INC
filed 2003-11-10
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                   -----------
                                 Amendment No. 1
                                 ---------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                         COMMISSION FILE NUMBER 1-12368


                            THE LEATHER FACTORY, INC.
                             A DELAWARE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO.  75-2543540
                3847 EAST LOOP 820 SOUTH, FT. WORTH, TEXAS  76119
                                 (817) 496-4414

Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                     ----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No    X
                                  ----       ----

Number  of  shares of Common Stock, Par Value $0.0024, outstanding as of October
31,  2003:     10,470,461



EXPLANATORY NOTE: This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2003 as filed on November 7, 2003 to correct the table containing the sales and operating income by segment for the nine months ended September 30, 2002 as presented in Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Results of Operations".

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

RESULTS  OF  OPERATIONS
-----------------------

The following tables present selected financial data of each of the Company's three segments for the quarters and nine months ended September 30, 2003 and 2002:

                  QUARTER ENDED SEPTEMBER 30, 2003      QUARTER ENDED SEPTEMBER 30, 2002
                  --------------------------------      --------------------------------
                                       OPERATING                             OPERATING
                       SALES            INCOME                SALES            INCOME
                  ---------------    -------------      ---------------    -------------
Leather Factory   $     7,372,159    $     784,322      $     7,244,610    $     631,125
Tandy                   2,334,127          117,514            1,727,925           76,231
Cushman                   412,784           15,156              512,195          134,169
                  ---------------    -------------      ---------------    -------------
Total Operations  $    10,119,070    $     916,992      $     9,484,730    $     841,525
                  ===============    =============      ===============    =============

                  NINE MONTHS ENDED SEPTEMBER 30, 2003     NINE MONTHS ENDED SEPTEMBER 30, 2002
                  ------------------------------------     ------------------------------------
                                       OPERATING                                OPERATING
                       SALES            INCOME                   SALES            INCOME
                  ---------------    -------------         ---------------    -------------
Leather Factory   $     23,375,158    $     784,322         $    22,769,549    $   2,625,651
Tandy                    6,312,145          117,514               5,420,108          315,268
Cushman                  1,452,527           15,156               1,551,060          305,214
                  ----------------    -------------         ---------------    -------------
Total Operations  $     31,139,830    $     916,992         $    29,740,717    $   3,246,133
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

                                        THE  LEATHER  FACTORY,  INC.
                                               (Registrant)

Date:  November 10,  2003           By:   /s/  Wray  Thompson
                                          -------------------
                                          Wray  Thompson
                                          Chairman  of  the  Board  and
                                          Chief  Executive  Officer

Date:  November 10,  2003           By:   /s/  Shannon  L.  Greene
                                          ------------------------
                                          Shannon  L.  Greene
                                          Chief  Financial  Officer  and
                                          Treasurer (Chief Accounting Officer)

EXHIBIT  31.1

                                  CERTIFICATION

I,  Wray  Thompson,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q/A, Amendment No. 1, of The Leather Factory, Inc.;

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

November 10,  2003

                              /s/  Wray  Thompson
                              -------------------
                              Wray  Thompson
                              Chairman  and  Chief  Executive  Officer

EXHIBIT  31.2
-------------
                                  CERTIFICATION

I,  Shannon  L.  Greene,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q/A, Amendment No. 1, of The Leather Factory, Inc.;

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

November 10,  2003

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
-----------


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q/A, Amendment No. 1, of The Leather Factory, Inc. for the quarter ended September 30, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon
L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
ii. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     November 10,  2003               /s/  Wray  Thompson
                                      -------------------
                                      WRAY  THOMPSON
                                      CHAIRMAN  AND  CHIEF  EXECUTIVE  OFFICER


     November 10,  2003               /s/  Shannon  L.  Greene
                                      -----------------------
                                      SHANNON  L.  GREENE
                                      CHIEF  FINANCIAL  OFFICER  AND  TREASURER