Form 10-K
period 2003-12-31
LEATHER FACTORY INC
filed 2004-03-29
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2003

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

  TITLE  OF  EACH  CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.0024             American  Stock  Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $19,806,561 at March 10, 2004. At that date, there were 10,525,661 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004, are incorporated by reference in Part III of this report.

                                     PART I

ITEM  1.  BUSINESS

GENERAL

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and kits. During 2003, our consolidated sales totaled $41.7 million of which approximately 6.6% were export sales. We maintain our principal offices at 3847 East Loop 820 South, Fort Worth, Texas 76119. Our common stock trades on the American Stock Exchange under the symbol "TLF".

Our company was founded in 1980 as Midas Leathercraft Tool Company ("Midas"), a Texas corporation. Midas' original business activity focused on the distribution of certain leathercraft tools. In addition, the founders of Midas entered into a consulting agreement with Brown Group, Inc., a major footwear retailer, as a result of their proposal to develop a multi-location chain of wholesale distribution centers known as "The Leather Factory." In 1985, Midas purchased the assets of The Leather Factory from Brown Shoe Group, which then consisted of six distribution centers.

In 1993, Midas changed its name to "The Leather Factory, Inc.", then reincorporated in the state of Delaware in 1994.

THE  DEVELOPMENT  OF  OUR  COMPANY  IN  RECENT  YEARS

Our expansion of the wholesale chain occurred via the opening of new centers as well as numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996. By 2000, we had grown to twenty-seven Leather Factory centers located in the United States and two Leather Factory centers in Canada. In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company. In 2002, we began opening retail stores under the "Tandy Leather" name. During that year, Tandy Leather purchased four independent leathercraft retail stores. We also opened our thirtieth Leather Factory center - our third in Canada.

At December 31, 2003, we operated thirty Leather Factory wholesale distribution centers and twenty-six Tandy Leather retail stores. We also own and operate Roberts, Cushman and Company, Inc., a manufacturer of custom hat trims.

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores. The following tables provide summary information concerning the additions of facilities for our Leather Factory wholesale centers and Tandy Leather retail stores in each of our fiscal years from 1999 to 2003.

                                   STORE COUNT
                   YEARS ENDED DECEMBER 31, 1999 THROUGH 2003

             LEATHER FACTORY WHOLESALE CENTERS       TANDY LEATHER RETAIL STORES
             ---------------------------------       ----------------------------
Year Ended   Opened    Conversions(1)    Total       Opened(2)  Closed     Total
             ------    --------------    -----       ---------  ------     -----
Balance Fwd                                 22                               N/A
1999             4            0             26                               N/A
2000             2            0             28           1*        0           1
2001             2            0             30           0         0           1
2002             1           (1)            30          14         1*         14
2003             0            0             30          12         0          26

(1)  Leather  Factory  wholesale  center  converted  to  a  Tandy  Leather  retail  store.
(2)  Includes  conversions  of  Leather  Factory  wholesale  centers  to  Tandy  Leather  retail  stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 that we closed in
2002.

No single customer's purchases represent more than 10% of the Company's total sales in 2003. Sales to the Company's five largest customers represented 13.8%, 15.1% and 14.4%, respectively, of consolidated sales in 2003, 2002, and 2001. While management does not believe the loss of one of these customers would have a significant negative impact on our operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

OUR  INDUSTRY  SEGMENTS

We service our customers primarily through the operation of three segments. We identify those segments based on management responsibility and customer focus. The Leather Factory centers segment consists of thirty Leather Factory centers of which 27 are located in the United States and three are located in Canada. The Tandy Leather segment consists of 26 retail stores as of the end of 2003. Both of these segments sell leather and leathercraft-related products. Roberts, Cushman is our third business segment. You will find information concerning the financial results of our operating segments and the total assets of each of these segments in Note 11 of the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

LEATHER  FACTORY  OPERATING  SEGMENT

The  Leather  Factory  distributes  its  broad  product  line  of  leather  and
leathercraft-related  products  in the United States and internationally.   This
segment had net sales of $30.7 million, $30.3 million, and $28.7 million for 2003, 2002 and 2001, respectively.

GENERAL We operate Leather Factory wholesale centers in 20 states and three Canadian provinces. The centers range in size from 2,600 square feet to 19,800 square feet, with the average size of a center being approximately 6,000 square feet. The type of premises utilized for Leather Factory locations is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access. This type of location typically offers lower rents compared to other more retail-oriented locations.

BUSINESS STRATEGY The Leather Factory business concept centers around the wholesale distribution of leather and related accessories to retailers, manufacturers, and end users. Our strategy is that a customer can purchase the leather and related accessories and supplies necessary to complete his project from one place. The size and layout of the centers are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner. Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades offered. The location of the centers is selected based on the location of customers, so that delivery time to customers is minimized. A two-day maximum delivery time for phone, Internet and mail orders is our goal.

Leather Factory centers serve customers through various means including walk-in traffic, phone and mail order. We also employ a distinctive marketing tactic in that we maintain an internally-developed target customer mailing list for use in our aggressive direct mail advertising campaigns. We staff Leather Factory wholesale centers with experienced managers whose compensation is tied to the operating profit of the center they manage. Sales are generated by the selling efforts of the store personnel, our direct mail advertising, our website (www.leatherfactory.com), our participation at trade shows and, on a limited basis, the use of sales representative organizations.

CUSTOMERS Leather Factory's customer base consists of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers, and retailers dispersed geographically throughout the world. Wholesale sales constitute the majority of our Leather Factory business, although retail customers may purchase products from Leather Factory centers. Leather Factory sales generally do not reflect significant seasonal patterns.

Our Authorized Sales Center ("ASC") program was developed to create a presence in geographical areas where we do not have a distribution center. An unrelated person operating an existing business who desires to become an ASC must apply with Leather Factory and upon approval, place a minimum initial order. There are also minimum annual purchase amounts the ASC must adhere to in order to maintain ASC status. In exchange, the benefits to the ASC are free advertising in certain sale flyers, price breaks on many products, advance notice of new products, and priority shipping and handling on all orders. Leather Factory centers service approximately 115 U.S.-based ASC's, 35 Canadian-based ASC's, and 17 international ASC's located in 13 foreign countries.

MERCHANDISE Our products are generally organized into thirteen categories. We carry a wide assortment of products including leather, lace, hand tools, kits, and craft supplies. We operate a light manufacturing facility in Fort Worth whose processes generally involve cutting leather into various shapes and patterns using metal dies. The factory produces approximately 20% of our products and also assembles and repackages product as needed. Products manufactured in our factory are distributed through our stores under the TejasTM brand name. We also distribute product under the Tandy LeatherTM and Dr. Jackson'sTM brands. We develop new products through the ideas and referrals of customers and store personnel as well as the tracking of fads and trends of interest in the market. Our personnel walk trade shows and various specialty stores with the purpose of obtaining product ideas that are then developed in-house.

We offer an unconditional satisfaction guarantee to our customers. Simply stated, we will accept product returns for any reason. We believe this liberal policy promotes customer loyalty. We offer credit terms to our non-retail customers, upon receipt of a credit application and approval by our credit manager. Generally, our open accounts are net 30 days.

During 2003, sales in the Leather Factory distribution centers by product category were as follows:

                         SALES                                SALES
PRODUCT CATEGORY          MIX            PRODUCT CATEGORY      MIX
-----------------------  ------           ----------------    -----
Belts strips and straps    2%            Hand tools            12%
Books, patterns, videos    2%            Hardware               6%
Buckles                    3%            Kits                   9%
Conchos                    3%            Lace                  15%
Craft supplies             7%            Leather               32%
Tools and Hardware         1%            Stamping tools         3%
Dyes, finishes, glues      5%            TOTAL                100%

In addition to meeting ordinary operational requirements, our working capital needs are a product of the need to maintain inventory at a level we feel is adequate to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable. Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors. For additional information regarding our cash, inventory and accounts receivable at the end of 2003 and 2002, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUPPLIERS     We  currently  purchase  merchandise  and  raw  materials  from approximately 200 vendors dispersed throughout the United States and in more than 20 foreign countries. In 2003, our ten largest vendors accounted for approximately 67% of our inventory purchases.

Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States. Outbreaks of mad cow and hoof-and-mouth disease (or foot-and-mouth disease) in certain parts of the world can influence the price of leather we purchase. As such an occurrence is beyond the control of the Company, we cannot predict when and to what extent we could be affected in the future. Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

Overall, we believe that our relationships with suppliers are strong and do not anticipate any material changes in these supplier relationships in the future. Due to the number of alternative sources of supply, the loss of any of these principal suppliers would not have a material impact on our operations.

OPERATIONS Hours of operations vary by location, but generally range from 8:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays. The distribution centers maintain uniform prices, except where lower prices are necessary to meet local competition.

COMPETITION     Most  of  our  competition  comes  in  the  form  of  small, independently-owned retailers who in most cases are also our customers. We estimate that there are several hundred of these small independent stores in the United States and Canada. We compete on price, availability of merchandise, and delivery time. While there is competition in connection with certain products, to our knowledge there is no direct competition affecting our entire product line. Our size relative to most competitors creates an advantage in our ability to stock a full range of products as well as in volume purchasing.

DISTRIBUTION The Leather Factory distribution centers receive the majority of their inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor. Inventory is shipped to the distribution centers from our central warehouse once a week to meet customer demand without sacrificing inventory turns. Customer orders are filled as received, and we do not have backlogs.

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level. We generally maintain higher inventories of certain imported items to ensure a continuous supply. The number of products offered through the various distribution channels changes every year due to the introduction of new items and the discontinuance of others. We carry approximately 2,800 items in the current lines of leather and leather-related merchandise. In most cases, all 2,800 items are offered in both the Leather Factory distribution centers and the Tandy Leather retail stores.

EXPANSION Leather Factory's expansion across the United States has been fairly consistent since we purchased the original six distribution centers in 1985. The newest center opened in August 2002, bringing the number of distribution centers to thirty. While we do not believe there is a significant and immediate opportunity for expansion of the Leather Factory distribution system in terms of opening additional locations, we do believe expansion could be achieved by acquiring companies in related areas/markets which offer synergistic aspects based on the local markets and/or the product lines of the businesses.

TANDY  LEATHER  OPERATING  SEGMENT

Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and best-known supplier of leather and related supplies used in the leathercraft industry. We offer a product line of quality tools, leather, accessories, kits and teaching materials via a chain of retail stores located throughout the United States. This segment had net sales of $9.2 million, $7.4 million, and $6.6 million for 2003, 2002 and 2001, respectively.

GENERAL The Tandy Leather retail chain currently has 29 stores (as of March 15, 2004) located in 22 states with plans to reach 100 stores as opportunities arise over the next five years or so. The stores range in size from 1,200 square feet to 3,800 square feet, with the average size of a store being approximately 2,000 square feet. The type of premises utilized for a Tandy Leather store is generally an older strip shopping center located at well-known crossroads, making the store easy to find. Our products are sold in Canada through the three Leather Factory stores located there.

BUSINESS STRATEGY Tandy Leather has long been known for its reputation in the leathercraft industry and its commitment to the furthering of the craft through education and customer development. We are committed to this strategy as evidenced by our re-establishment of the retail store chain throughout the United States following the 2000 acquisition. We continue to broaden our customer base by working with various youth organizations and institutions where people are introduced to leathercraft, as well as hosting classes in the stores.

The retail stores serve walk-in, mail and phone order customers as well as orders generated from its website, www.tandyleather.com. Tandy Leather stores are staffed by knowledgeable sales people whose compensation is based, in part, upon the profitability of their store. Sales by Tandy Leather are driven through the efforts of the store staff, trade shows, and our direct mail and e-mail marketing program.

CUSTOMERS Individual retail customers are our largest customer group, representing more than 70% of Tandy Leather's 2003 sales. Youth groups, summer camps, schools, and a limited number of wholesale customers complete our customer base. Like Leather Factory, Tandy fills orders as they are received, and there is no order backlog. Tandy maintains reasonable amounts of inventory to fill these orders. Tandy Leather's retail store operations historically generate slightly more sales in the 4th quarter of each year (30-35%) while the other three quarters remain fairly even.

MERCHANDISE     Our  products  are generally organized into thirteen categories.
We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes, and stamping tools.

During 2003, sales at the Tandy Leather stores by product category were as follows:

PRODUCT CATEGORY         SALES MIX        PRODUCT CATEGORY  SALES MIX
-----------------------  ----------       ----------------  ----------
Belts strips and straps      5%           Hand tools            16%
Books, patterns, videos      3%           Hardware               4%
Buckles                      2%           Kits                  15%
Conchos                      3%           Lace                   5%
Craft supplies               5%           Leather               28%
Tools and Hardware           1%           Stamping tools         6%
Dyes, finishes, glues        7%           TOTAL                100%

Many of the products sold in our Tandy Leather stores are also sold by our Leather Factory segment. Therefore, the discussion above regarding Leather Factory products, their sources and the working capital requirements for that segment also apply to the Tandy Leather stores. Retail sales at Tandy Leather stores are generally cash transactions or through national credit cards. We do sell on open account to selected wholesale customers including schools and other institutions and small retailers. Our terms are generally net 30 days. Like
Leather  Factory,  Tandy  Leather  has  an  unconditional  return  policy.

OPERATIONS Hours of operations vary by location, but generally range from 9:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays. In addition, most of the stores stay open late one night a week for leathercrafting classes taught in the stores. Selling prices are uniform throughout the Tandy Leather store system.

COMPETITION Our competitors are generally small local craft stores that carry a limited line of leathercraft products. Several national retail chains that are customers of The Leather Factory also carry leathercraft products on a very small scale relative to their overall product line. To our knowledge, our retail store chain is the only one in existence solely specializing in leathercraft.

DISTRIBUTION The Tandy Leather stores receive their inventory from the Leather Factory central warehouse located in Fort Worth, Texas. The stores generally restock their inventory once a week with a shipment from the warehouse. Tandy Leather's inventory turns are higher than Leather Factory's because the Leather Factory calculation includes its warehouse inventory whereas Tandy Leather's calculation is based strictly on its stores.

EXPANSION The Company intends to expand the Tandy Leather retail store chain to 100 stores throughout the United States at an average rate of approximately twelve stores per year. Fourteen stores were opened in 2002; twelve stores were opened in 2003. Six of the 26 stores opened through 2003 were independent leathercraft stores that we acquired. Separately, these acquisitions are not material. The other twenty stores have been de novo stores opened by us. Management's plans for 2004 are to open 10-15 retail stores. Three new stores opened in the first two months of 2004.

ROBERTS,  CUSHMAN  OPERATING  SEGMENT

Roberts, Cushman, founded in 1856, produces made-to-order trimmings for the headwear industry. This segment had net sales of $1.8 million, $2.0 million, and $1.9 million for 2003, 2002 and 2001, respectively.

BUSINESS STRATEGY Roberts, Cushman has long been considered one of the leaders in the field of headwear trimmings. It designs and manufactures exclusive trimmings for all types of hats. Trims are sold to hat manufacturers directly. We do not employ an outside sales force. Instead, customers visit our facilities in New York and, with an on-site designer, incorporate their ideas into a customized product. The customer is provided samples or photographs of each design before they leave the premises. These samples can then be used as a sales tool to obtain hat orders from their customers. This "design-on-site" process is unique in the industry.

CUSTOMERS We design and manufacture trims for over 75 of the headwear manufacturers worldwide, supplying customized trims, ribbons, buckle sets, name pins, feathers, etc. Our success in developing and maintaining long-standing relationships with our customers is due primarily to our ability to deliver quality products in a timely manner. Our backlog of in-house orders from customers as of March 10, 2004 was $315,000, which approximates forty-five to sixty days of sales. Roberts, Cushman's sales generally do not reflect significant seasonal patterns.

The working capital requirements of this segment are dictated by the amounts needed to meet current obligations, purchase raw material and allow for collection of accounts receivable. Roberts, Cushman provides sufficient cash flow to satisfy these requirements.

MERCHANDISE Our hat bands are generally produced from leather, ribbon, or woven fabrics, depending on the style of hat. They are created by cutting leather and/or other materials into strips, and then enhancing the trim by attaching conchos and/or three-piece buckle sets, braiding with other materials, and finishing the end or borders by stitching or by lacing with leather lace. We also supply custom-designed buckles and conchos, feathers for dress hats, and name pins, separate from hat bands. Roberts, Cushman purchases components from over 25 vendors, located predominately in the United States. In 2003, our top 10 vendors (in dollars purchased) represented approximately 40% of its total purchases. Products are sold on terms that generally range from net 30 to net 90 days. Because our products are custom-designed, we do not accept product returns, except in the case of defective merchandise.

EXPANSION Cushman has been successful providing a very specific product line directly to headwear manufacturers. Given the current industry conditions, we do not believe there is much potential for expansion, other than to capture additional market share. We have considered the possibility of expanding production to other leather products, but have concluded that is not feasible at present.

ADDITIONAL  INFORMATION

COMPLIANCE  WITH  ENVIRONMENTAL LAWS     Compliance by the Company with federal,
state and local environmental protection laws has not had, and is not expected to have, a material effect upon capital expenditures, earnings or the competitive position of the Company.

EMPLOYEES As of December 31, 2003, the Company employed 330 people, with 304 on a full-time basis. The Company is not a party to any collective bargaining agreement. Overall, management believes that relations with employees are good.

INTELLECTUAL PROPERTY We hold approximately twenty registered trademarks, including federal trade name registrations for "The Leather Factory" and "Tandy Leather Company". The trademarks expire at various times through 2012, but can be renewed indefinitely. We hold approximately 500 copyrights covering over 600 registered works, applicable to various products. These begin expiring in 2062. We also hold patents on several belt buckles and leather-working equipment that expire in 2011. These rights are valuable assets and we defend them as necessary.

INTERNATIONAL  OPERATIONS  Information  regarding  our  revenues from the United
States and abroad and our long-lived assets are found in Note 11 to our Consolidated Financial Statements, Segment Information.

OUR WEBSITE AND AVAILABILITY OF SEC REPORTS We file reports with the Securities and Exchange Commission ("SEC"). These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings. The public may read any of these filings at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1/800-SEC-0330. Further, the SEC maintains an Internet site that contains reports, proxy and information statements and other information concerning us. You can connect to this site at http://www.sec.gov.

Our corporate website is located at http://www.leatherfactory.com. We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found on the Investor Relations page of our website through the "SEC Filings" link. In addition, certain other corporate governance documents are or will shortly be available on this website through the "Corporate Governance" link.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company.


NAME AND AGE                  POSITION AND BUSINESS EXPERIENCE        SERVED AS
                                  DURING PAST FIVE YEARS            OFFICER SINCE

J. Wray Thompson, 72          Chief Executive Officer.  President
                              from June 1993 to January 2001.                1993

Ronald C. Morgan, 56          President since January 2001.  Chief
                              Operating Officer                              1993

Robin L. Morgan, 53           Vice President of Administration               1993

Shannon L. Greene, 38         Chief Financial Officer since May 2000.
                              Controller from January 1998 to May 2000.
                              Assistant Controller from September 1997 to
                              January 1998.                                  2000

WRAY THOMPSON has served as our Chairman of the Board and Chief Executive Officer since June 1993. He also served as President from June 1993 to January 2001. Mr. Thompson was a co-founder of the company.

SHANNON L. GREENE has served as our Chief Financial Officer and Treasurer since May 2000. She was appointed to serve on the Board of Directors in January 2001. Ms. Greene is also our chief accounting officer. From September 1997 to May 2000, Ms. Greene served as our controller and assistant controller. Ms. Greene also is a member of the company's Employees' Stock Ownership Plan (ESOP) Committee and is a certified public accountant. Her professional affiliations include the American Institute of Certified Public Accountants, the Texas
Society of Certified Public Accountants and its Fort Worth chapter, the Fort Worth Association for Financial Professionals, and the National Investor Relations Institute.

ROBIN L. MORGAN has served as our Vice President of Administration and Assistant Secretary since June 1993. Ms. Morgan is responsible for import, banking, and procurement for our import product lines and maintains all inventory costs. She also administers special projects, employee benefit plans, and insurance programs. Ms. Morgan also serves as chairman of the Company's ESOP committee. Ms. Morgan is married to Ronald C. Morgan, the Company's President.

RONALD C. MORGAN has served as our President since January 2001 and has served as Chief Operating Officer and director since June 1993. Mr. Morgan was also a co-founder of the company. Mr. Morgan is married to Robin L. Morgan, the Company's Vice President.

All officers are elected annually by the Board of Directors to serve for the ensuing year.

Under our 1995 Stock Option Plan, there were 60,000 unoptioned shares on January 1, 2003 and no unoptioned shares at December 31, 2003. Under our 1995 Director Non-qualified Stock Option plan, there were 46,000 unoptioned shares on January 1, 2003 and 40,000 unoptioned shares at December 31, 2003. There were no changes to the exercise prices of the outstanding options under these two plans during 2003.

ITEM  2.   PROPERTIES

The Company leases all of its premises. The Company believes that all of its properties are adequately covered by insurance. The Company's Fort Worth location includes the Fort Worth Leather Factory distribution center, the Company's central warehouse and manufacturing facility, and the sales, advertising, administrative, and executive offices. The Company also leases a 284 square-foot showroom in the Denver Merchandise Mart for $5,376 per year. This lease will expire in October 2005. Roberts, Cushman's facility is located in Long Island City, New York and leased for $85,000 per year. This lease will expire in June 2006.

             LEATHER          TANDY                          LEATHER        TANDY
STATE        FACTORY         LEATHER         STATE           FACTORY       LEATHER
-----        -------         -------         -----           -------       -------
Arizona         2               1            Missouri           1              2
California      3               2            Montana            1              -
Colorado        1               1            Nebraska           -              1
Connecticut     -               1            Nevada             -              2
Florida         1               1            New Mexico         1              1
Georgia         -               1            New York           -              1
Idaho           -               1            North Carolina     1              -
Illinois        1               1            Ohio               1              -
Indiana         -               1            Oklahoma           0              2
Iowa            1               -            Oregon             1              -
Kansas          1               -            Pennsylvania       1              1
Louisiana       1               -            Tennessee          1              1
Maryland        -               1            Texas              5              3
Michigan        1               -            Utah               1              1
Minnesota       -               1            Washington         1              2

CANADIAN LOCATIONS:  LEATHER FACTORY  TANDY LEATHER
-------------------  ---------------  -------------
Alberta                     1              -
Manitoba                    1              -
Ontario                     1              -

ITEM  3.   LEGAL  PROCEEDINGS

The Company is involved in litigation in the ordinary course of its business but is not currently a party to any material pending legal proceedings.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 2003.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

                                      2003           2002
                                --------------  --------------
QUARTER ENDED                    HIGH    LOW     HIGH    LOW
-------------                    ----    ---     ----    ---
March 31                        $3.450  $2.800  $3.850  $2.010
June 30                         $3.420  $2.900  $3.500  $2.850
September 30                    $4.580  $3.250  $3.240  $2.450
December 31                     $4.850  $3.970  $3.500  $2.800

There  were  approximately  625  stockholders  of  record  on  March  10,  2004.

There  have  been  no  cash dividends paid on the shares of the Company's Common
Stock and currently dividends cannot be declared or paid without the prior written consent of Wells Fargo Bank, N.A., the Company's lender. The Board of Directors has historically followed a policy of reinvesting the earnings of the Company in the expansion of its business. This policy is subject to change based on future industry and market conditions, as well as other factors.

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock. The information is aggregated in two categories: plans previously approved by our stockholders and plans not approved by our stockholders. The table includes information for officers, directors, employees and non-employees. All information is as of December 31, 2003.

                                   COLUMN (A)                COLUMN (B)                      COLUMN (C)
PLAN CATEGORY                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE             NUMBER OF SECURITIES
                              ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE UNDER
                                OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,   EQUITY COMPENSATION PLANS (EXCLUDING
                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS     SECURITIES REFLECTED IN COLUMN (A)
                             --------------------------   --------------------   -------------------------------------
Equity compensation plans
approved by stockholders             775,200                  $      1.74                    40,000

Equity compensation plans not
 approved by stockholders               -                            -                         -
                             --------------------------   --------------------   -------------------------------------
TOTAL                                775,200                  $      1.74                    40,000
                             ==========================   ====================   =====================================

For additional information, see Note 8 to our Consolidated Financial Statements, Stockholders' Equity.

On August 4, 2003, we issued 200,000 shares of our common stock to the Schlinger Foundation of Santa Ynez, California pursuant to the exercise of warrants originally issued in 1998 in connection with a consulting agreement entered into with Evert I. Schlinger. The exercise price of the warrants was $0.4375 per share or $87,500. We added the exercise payment to our working capital.

We believe that the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that act. Mr. Schlinger signed an agreement in 1998 acknowledging that the shares issued upon exercise of the warrants would not be registered. The stock certificate representing the shares issued bears a restrictive legend stating that the shares have not been registered under the Securities Act of 1933 and cannot be transferred except pursuant to an effective registration statement filed under that act or an exemption from the act's registration requirements.

ITEM  6.  SELECTED  FINANCIAL  DATA

The selected financial data presented below are derived from and should be read in conjunction with the Company's Consolidated Financial Statements and related notes. This information should also be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." In particular, see the information there relating to the adoption of a new accounting pronouncement in 2002. Data in prior years has not been restated to reflect acquisitions, if any, that occurred in subsequent years.

INCOME STATEMENT DATA                       Years Ended December 31,
                                     --------------------------------------
                                         2003          2002          2001
                                     ------------  -----------  -----------
Net sales                            $ 41,712,191  $39,728,615  $37,279,262
Cost of sales                          19,020,292   18,393,914   17,934,935
                                     ------------  -----------  -----------
Gross profit                           22,691,899   21,334,701   19,344,327

Operating expenses                     18,594,240   17,202,927   15,442,359
                                     ------------  -----------  -----------
Operating income                        4,097,659    4,131,774    3,901,968

  Operating income per share - basic       $ 0.40       $ 0.41       $ 0.39
  Operating income per shares - diluted    $ 0.38       $ 0.38       $ 0.37

Other expense                             125,169      311,917      533,482
                                     ------------  -----------  -----------
Income (loss) before income taxes       3,972,490    3,819,857    3,368,486
Income tax provision (benefit)          1,232,116    1,224,868    1,362,053
                                     ------------  -----------  -----------
Income (loss) before cumulative effect
 of change in accounting principle.     2,740,374    2,594,989    2,006,433

Cumulative effect of change in
 accounting principle                           -   (4,008,831)           -
                                     ------------  -----------  -----------
Net income (loss)                    $  2,740,374  $(1,413,842) $ 2,006,433
                                     ============  ============ ===========

Earnings (loss) per share                  $ 0.27       $(0.14)      $ 0.20
Earnings (loss) per share-assuming dilution$ 0.25       $(0.13)      $ 0.19

Weighted average common shares outstanding for:
Basic EPS                              10,323,549   10,063,581    9,976,181
Diluted EPS                            10,861,305   10,761,670   10,449,306

INCOME STATEMENT DATA                Years Ended December 31,
                                     -------------------------
                                         2000          1999
                                     ------------  -----------
Net sales                            $ 30,095,264  $27,164,399
Cost of sales                          15,147,547   14,907,768
                                     ------------  -----------
Gross profit                           14,947,717   12,256,631

Operating expenses                     11,702,633   10,346,420
                                     ------------  -----------
Operating income                        3,245,084    1,910,211

  Operating income per share - basic       $ 0.33       $ 0.19
  Operating income per shares - diluted    $ 0.32       $ 0.19

Other expense                             653,779      900,304
                                     ------------  -----------
Income (loss) before income taxes       2,591,305    1,009,907
Income tax provision (benefit)          1,049,985      574,851
                                     ------------  -----------
Income (loss) before cumulative effect
 of change in accounting principle.     1,541,320      435,056

Cumulative effect of change in
 accounting principle                           -            -
                                     ------------  -----------
Net income (loss)                    $  1,541,320  $   435,056
                                     ============  ===========

Earnings (loss) per share                  $ 0.16       $ 0.04
Earnings (loss) per share-assuming dilution$ 0.15       $ 0.04

Weighted average common shares outstanding for:
Basic EPS                               9,875,606    9,853,161
Diluted EPS                            10,182,803    9,890,098



BALANCE SHEET DATA                                     As of December 31,
                                     2003        2002         2001         2000         1999
                                 -----------  -----------  -----------  -----------  -----------

Total assets                     $19,058,406  $19,675,602  $19,548,323  $19,686,079  $18,220,775

Notes payable and current
 maturities of long term debt          1,134    4,218,968    4,527,904    5,759,626    6,061,735

Notes payable and long-term debt,
 net of current maturities         1,792,984        2,256        7,691       13,025      121,686

Total Stockholders' Equity       $14,509,493  $11,170,062  $12,423,671  $10,295,637  $ 8,680,425

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We intend for the following discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion also provides information about the financial results of the various segments of our business so you may better understand how those segments and their results affect the financial condition and results of operations of the Company as a whole. Finally, we have identified and discussed trends known to management that we believe are likely to have a material effect.

This discussion should be read in conjunction with our financial statements as of December 31, 2003 and 2002 and the three years then ended and the notes accompanying those financial statements. You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

SUMMARY

The Leather Factory, Inc. and its subsidiaries is the world's largest specialty retailer and wholesale distributor of leather and leathercraft-related items. Our operations are centered on operating retail stores and warehouse distribution centers. We have built our business by offering our customers quality products in one location at competitive prices. The key to our success is our ability to grow our base business. We grow that business by opening new locations and by increasing sales in our existing locations. We intend to continue to expand both domestically, in the short-term, and internationally, in the long-term.

We operate in three segments. First, our Leather Factory warehouse distribution centers are the largest source of revenues ($30.7 million in 2003). The Leather Factory centers have generally offered steady but modest increases in sales. Sales in 2003 grew slightly more than 1% from 2002, which did not meet our target of annual sales growth of 2% to 4%. We attribute this shortfall to a decrease in sales to national accounts at the end of 2003. We believe that this drop reflects a temporary re-assessment of the mix of goods purchased by these customers and that sales volume to these customers will increase in 2004.

Since acquiring its assets in 2000, we have focused on re-establishing Tandy Leather, our second segment, as the operator of retail leathercraft stores. Because of growth here, this segment has experienced the greatest increases in sales ($9.2 million in 2003, up from $7.4 million in 2002). Our business plan calls for opening an average of 12 stores annually as we work toward a goal of 100 stores from 26 stores at the end of 2003.

Our third segment is Roberts, Cushman, a manufacturer of trimmings for headwear. Its operations are not material to the Company. In 2002, we wrote off the goodwill related to our investment in Roberts, Cushman in connection with an accounting change.

On a consolidated basis, a key indicator of costs, gross margin as a percent of total net sales, increased in 2002 and again in 2003, reflecting a number of factors including more retail sales with higher profit margins. However, opening additional Tandy Leather stores and more dollars spent on advertising in 2003 resulted in an 1.3% increase in operating expenses as a percent of total net sales in 2003. Operating expenses also were up 1.9% as a percentage of total net sales in 2002 when compared with 2001. In 2004, we will be working to manage these costs in the hope of reversing this trend.

We reported consolidated net income for 2003 of $2.7 million. In 2001, we reported a consolidated net income of 2.0 million, but an accounting change in 2002 resulted in a net loss of $1.4 million for that year. We have used our cash flow to fund our operations, to fund the opening of new Tandy Leather stores and to reduce our bank debt. In 2003, we reduced our bank debt by $2.4 million, and, at the end of 2003, our stockholders' equity had increased to $14.5 million from $11.2 million the previous year.

Comparing the December 31, 2003 balance sheet with the prior year's, we decreased our investments in inventory ($11.1 million from $12.7 million) and accounts receivable ($1.8 million from $1.9 million), while total cash increased to $1.7 million from $655,000. In addition to cash on hand, we have a $5 million bank line of credit, of which $1.8 million was drawn on December 31, 2003.

NET  SALES

Net  sales  for  the  three  years  ended  December  31,  2003  were as follows:

                                                                    Total Company Increase
Year  Leather Factory   Tandy Leather   Cushman     Total Company       from Prior Year
----  ----------------  --------------  ----------  --------------  -----------------------
2003  $     30,684,092  $    9,216,838  $1,811,261  $   41,712,191            5.0%
2002        30,313,478       7,387,874   2,027,263      39,728,615            6.6%
2001        28,711,006       6,606,090   1,962,166      37,279,262           23.9%

Our net sales grew by 5% in 2003 when compared with 2002. That increase resulted primarily from our Tandy Leather expansion program. The net sales increase of 6.6% in 2002, when compared with 2001, resulted primarily from solid sales gains in the retail market in both Leather Factory and Tandy Leather operations.

COSTS  AND  EXPENSES

In general, our gross profit as a percentage of sales (our "gross margin") fluctuates based on the mix of customers we serve, the mix of product we sell, and our ability to source product globally. Our negotiations with suppliers for lower pricing is an on-going process and we have varying degrees of success in those endeavors. Sales to retail customers tend to produce higher gross margins than sales to wholesale customers due to the difference in pricing levels. Therefore, as retail sales increase in the overall sales mix, higher gross margins tend to follow. Finally, there is significant fluctuation in gross margins between the various merchandise categories we offer. As a result, our gross margins can vary depending on the mix of products sold during any given time period.

For 2003, our cost of sales decreased as a percentage of total net sales when compared to 2002, resulting in an overall increase of 0.7% in the Company's gross margin from 53.7% in 2002 to 54.4% in 2003.

Similarly, our total cost of sales as a percentage of our total net sales had decreased for 2002 when compared to 2001 resulting in an overall increase in gross margin of 1.8% from 51.9% for 2001 to 53.7% in 2002. These increases in gross margin were primarily due to increased retail sales over the three years.

Our  gross  margins for the three years ended December 31, 2003 were as follows:

Year  Leather Factory   Tandy Leather   Cushman   Total Company
----  ----------------  --------------  --------  --------------
2003       53.23%          62.98%        30.62%      54.40%
2002       53.56%          59.49%        34.64%      53.70%
2001       52.50%          56.14%        28.61%      51.89%

Our operating expenses increased 1.3% as a percentage of total net sales to 44.6% in 2003 when compared with 43.3% in 2002. This increase was primarily due to operating costs associated with the twelve Tandy stores opened in 2003 as well as an increase in advertising expenses and investor relation expenses. Management believes that our advertising efforts - particularly our direct mail campaigns - are effective at increasing sales. With increased interest from customers and potential customers as we open stores in new markets, the number of direct mail pieces produced and distributed increases. As our focus on the retail customer continues to increase, we are producing more colorful mailing pieces. While we are monitoring our advertising costs with great scrutiny, management believes that the trend of increased advertising and marketing costs could continue for at least the near future.

Our investor relation expenses, while necessary to inform investors about our company, can fluctuate greatly. In 2003, expenditures were approximately $350,000. While we have generated positive responses from investors during the past year, management believes that, with a more focused approach, we can continue to perform this necessary service at a lesser cost to the Company, and we will be monitoring this expense category very closely in 2004. However, the effects of the changes in securities regulation and corporate governance brought about by recent legislation and rule-making by the SEC and the American Stock Exchange may add to these costs in 2004.

For 2002, operating expenses increased 1.9% as a percentage of total net sales to 43.3% in 2002 when compared with 2001. This increase was primarily due to increases in payroll and payroll-related costs including employee insurance programs, advertising expenses, and the operating costs associated with the fourteen Tandy stores opened in 2002.

OTHER  EXPENSES  (NET)

Other expenses (net), which consists primarily of interest expense and currency exchange gain and loss, was $125,000 in 2003 compared to $312,000 in 2002, a decrease of approximately 60%. Our interest expense continues to decrease due to the reduction in our outstanding bank debt. The currency exchange gain and loss, resulting from our Canadian operation, was a gain of $102,000 in 2003 compared to a gain of $10,000 in 2002.

In 2002, other expenses (net) was $312,000 in 2002 compared to $533,000 in 2001, a decrease of approximately 40%. This decrease is attributable to the interest paid on our outstanding debt. While there was only a slight drop in the interest rate during 2002 compared to 2001, the average outstanding debt balance dropped from $4.9 million in 2001 to $3.6 million in 2002.

NET  INCOME

During 2003, we earned net income of $2.74 million, a substantial increase over our net loss of $1.4 million for 2002. (As discussed in previous filings, a new accounting pronouncement required us to record a $4.0 charge against earnings as a result of the write-off of the goodwill of Roberts, Cushman in 2002, resulting in a net loss. This charge was reported as a cumulative effect of a change in accounting principle. Net income before the change was $2.6 million.) As a result of the increase in our overall gross margin and a reduction in interest and other expenses, our profits in 2003 grew at a rate faster than sales. Partially offsetting gross margin and other expense improvements were increased operating expenses in 2003 as discussed above.

In 2002, we incurred a net loss of $1.4 million due to the write-off of Roberts, Cushman's goodwill mentioned above, compared to net income of $2.0 million in 2001. Our 2002 net income (before the cumulative effect of the accounting change) also increased at a faster rate than 2002 total net sales growth. This was the result of the increase in our overall gross margin and a substantial reduction in our interest expense, partially offset by an increase in operating expenses in 2002 as discussed above.

LEATHER  FACTORY  SEGMENT

           Segment Net Sales          Segment           Segment Operating Income
Year     Increase from Prior Yr   Operating Income    Incr (Decr) from Prior Year
----  -------------------------   ----------------    ---------------------------
2003            1.2%                $  3,462,457                 (7.5)%
2002            5.6%                $  3,742,844                  0.6%
2001            6.1%                $  3,719,517                 24.3%

                Operating Income as a
Year          Percentage of Segment Sales
----          ---------------------------
2003                    11.3%
2002                    12.3%
2001                    12.9%

The Leather Factory segment accounted for 73.5% of total Company net sales in 2003, which compares to 76.3% in 2002 and 77.0% in 2001. The decrease in Leather Factory's contribution to our total net sales is the result of the growth in the Tandy Leather segment and we expect this trend to continue.

The segment net sales increase in 2003 resulted from an increase in retail sales partially offset by a drop in sales to our national accounts. Sales to retail customers were up approximately 20% over 2002 due to increased advertising efforts to that customer group. Several of the larger customers in our national account group re-set their programs with us during the last half of 2003, a normal part of doing business with these customers. We believe that this decrease is temporary and will not have a long-term effect on our sales for this customer group.

Our  sales  mix  by  customer  group  for  2003  was  as  follows:

CUSTOMER GROUP
-----------------
Retail                     23%
Institution                 8%
Wholesale                  42%
National Accounts          20%
Manufacturers               7%
                         -----
                          100%
                         =====

The 2003 decrease in operating income as a percentage of segment sales resulted from a 0.33% decrease in gross margin (as a percentage of sales) and an increase of 0.72% in operating expenses (as a percentage of sales) compared with 2002. The gross margin decline was driven primarily by an increase in the quantities of leather sold during the year. Given that leather is our lowest gross margin item, an increase in leather sales, all other factors being equal, will result in a lower overall gross margin. Our freight costs (shipping merchandise from vendors to us) were up in 2003 as well due an increase in the number of air shipments versus ocean shipments. The operating expense increase as a percent of sales in 2003 was higher than 2002. Advertising and marketing costs are a significant expense in our operation as we believe there is a direct correlation between how much we advertise and how much product we sell. Our increase in investor outreach programs in 2003 also contributed to the decline in operating income this year. As our largest segment, Leather Factory bears the majority of the pro rata allocation of corporate expenses.

An increase in gross margin partially offset by an increase in operating expenses resulted in the slight increase in operating income as a percentage of segment sales in 2002 when compared to 2001. The gross margin improvement was the result of the increase in retail sales for the year. Segment expenses in 2002 as a percent of sales were higher than 2001 due to an increase in personnel costs (wages and health insurance) as well as additional advertising expenses.

TANDY  LEATHER  SEGMENT

           Segment Net Sales          Segment           Segment Operating Income
Year     Increase from Prior Yr   Operating Income    Incr (Decr) from Prior Year
----  -------------------------   ----------------    ---------------------------
2003            24.7%                $  604,291                  62.7%
2002            11.8%                $  371,372                  31.7%
2001             N/A*                $  281,998                   N/A*

                Operating Income as a
Year          Percentage of Segment Sales
----          ---------------------------
2003                    6.6%
2002                    5.0%
2001                    4.3%

________________________
*Comparison to prior year is meaningless.  Because Tandy was acquired by the Company in November 2000, there is only one month of data  for  that  year.

Reflecting the growth previously discussed, the Tandy Leather segment accounted for 22.1% of total Company net sales in 2003, up from 18.6% in 2002 and 17.7% in 2001.

Growth in net sales for the Tandy Leather segment in 2003 and 2002 resulted primarily from our expansion program. Segment expansion during 2003 and 2002 consisted of the opening of 12 and 14 new stores, respectively. The 2002 expansion was partially offset by the closing of the central mail order operation in September of that year.

Our  sales  mix  by  customer  group  for  2003  was  as  follows:

CUSTOMER GROUP
-----------------
Retail                  72%
Institution              6%
Wholesale               21%
National Accounts        0%
Manufacturers            1%
                       ----
                       100%
                       ====

Operating income as a percentage of sales increased in 2003 when compared to 2002. Segment gross margin increased from 59.5% in 2002 to 63.0% in 2003 due to increased retail sales and more efficient purchasing of product from vendors. Segment operating expenses as a percent of sales increased by 1.95% in 2003. Expanded advertising initiatives and rent for store space accounted for the operating expense increase, offset partially by a decrease in costs to ship merchandise to customers. The decrease in shipping is a result of the store expansion as more sales occur in the stores as compared to ordering via mail, phone or the Internet.

Segment gross margin as a percent of sales increased by 3.4% in 2002 over 2001 while operating expenses as a percent of sales increased 2.6%. The comparison between 2002 and 2001 is somewhat convoluted as this segment operated solely as a central mail order operation in 2001 but began opening retail stores in 2002 and closed the central mail order operation in September 2002. The opening expenses associated with the new stores as well as new advertising programs contributed to the increase in operating expenses in 2002 but was offset somewhat with reductions in shipping costs and central facility operation and maintenance costs.

We intend to continue the expansion of Tandy Leather's retail store chain in 2004 by opening a total of 10-15 new stores throughout the year. As of March 1, 2004, we have opened three stores in 2004: the Syracuse, NY and Minneapolis, MN stores opened in January, and the St. Louis, MO store opened in February. We remain committed to a conservative expansion plan for this segment that minimizes risks to the Company's profits and maintains financial stability.

CUSHMAN  SEGMENT

           Segment Net Sales      Segment  Operating    Segment Operating Income
Year     Increase from Prior Yr    Income (Loss)       Incr (Decr) from Prior Year
----  -------------------------   ----------------     ---------------------------
2003            (10.6)%               $  30,911                  76.1%
2002              3.3%                $  17,558                 117.6%
2001            (20.2)%               $ (99,547)               (133.5)%

                Operating Income as a
Year          Percentage of Segment Sales
----          ---------------------------
2003                    1.7%
2002                    0.9%
2001                   (5.1)%

The Cushman segment accounted for 4.4% of the total Company sales in 2003 compared with 5.1% and 5.3% in 2002 and 2001, respectively.

The 2003 decrease in Cushman's net sales resulted from the continued slowdown in the headwear industry overall. Several of Cushman's customers (hat manufacturers) are on shortened work weeks due to the decline in orders.
Segment gross margin as a percentage of sales decreased 4.0% from 2002. However, operating income improved modestly.

For 2002, Cushman's sales were up modestly (3.3%) while gross profit margins increased from 28.6% to 34.6%. Operating income increased from a $99,000 loss in 2001 to income of $17,000 for 2002. The elimination of goodwill amortization accounted for the improvement.

See "Financial Condition" section below for detailed discussion regarding the effect of the change in accounting principle and the resulting write-down of Cushman's goodwill in 2002.

The sales and profits from the Cushman segment are immaterial to our company as a whole, and the segment does not fit our business model for the future. We are still assessing our long term strategic options for this segment.

FINANCIAL  CONDITION

At December 31, 2002, we held $655,000 of cash, $12.7 million of inventory, accounts receivable of $1.9 million, and $2.0 million of property and equipment. Goodwill and other intangibles (net of amortization and depreciation) were $686,000 and $483,000, respectively. We also own a leather artwork collection, most of which was created by Al Stohlman, a legendary leathercrafter, valued on our balance sheet at $250,000. Net total assets were $19.7 million. Current liabilities were $8.3 million (including $4.2 million of current maturities of long-term debt), while long-term debt was $2,000. Total stockholders' equity at the end of 2002 was $11.2 million.

At December 31, 2003, our net total assets were $19.1 million. We held $11.1 million of inventory and $1.9 million of property and equipment. Our cash totaled $1.7 million and our receivables were $1.8 million. Current liabilities were $2.5 million, while our long-term debt was $1.8 million. Total stockholders' equity at the end of 2003 had increased to $14.5 million, primarily as a result of the $2.7 million net income recorded in 2003. The increase in cash from 2002 to 2003 was due primarily to the increase in cash sales at Tandy Leather (as opposed to sales on open account), as well as the decrease in cash tied up in inventory owned at the end of 2003 compared to 2002. While we have no required payment schedule prior to maturity on our revolving line of credit, management strives to apply as much available cash as possible to our outstanding debt balance. Generally speaking, the majority of cash on our balance sheet is funds held in depository accounts with various banks awaiting collectibility for transfer either to our operating account or to the line of credit.

Also at the end of 2003, the Company's ratio of debt to equity was 0.12%. Our ratio of current assets to current liabilities was 6.16 to 1 at the end of 2003, and 1.94 to 1 at the end of 2002. The significant improvement in the current ratio is due to the reclassification of our bank debt from current to long-term. This reclassification occurred as a result of the elimination of the restricted cash requirement in our new credit agreement with Wells Fargo Bank, N.A. that went into effect in November 2003 (discussed below).

CAPITAL  RESOURCES  AND  LIQUIDITY

On November 3, 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. ("Wells Fargo"), which replaced a line of credit with another bank affiliated with Wells Fargo. The current facility matures in November 2005 and is secured by all assets of the Company. Also, in November 2003, we opted to reduce the maximum amount that may be borrowed under this line of credit to $5.0 million, thus reducing fees on the un-borrowed portion of the credit line.

The Company is currently in compliance with all covenants and conditions contained in the Credit Facility and has no reason to believe that it will not continue to operate in compliance with the provisions of these financing arrangements. The principal terms and conditions of the Credit Facility are described in further detail in Note 4 to the Consolidated Financial Statements, Notes Payable and Long-Term Debt.

The Company borrows and repays funds under revolving credit terms as needed. Principal balances at the end of each quarter are shown below:

4TH QTR. '02  1ST QTR. '03  2ND QTR. '03  3RD QTR. '03  4TH QTR. '03
------------  ------------  ------------  ------------  ------------
 $4,213,533    $5,810,598    $4,763,734    $2,669,116    $1,792,984

Total  bank  indebtedness  at  the  end  of  2002  and  2003  are  shown  below:

                                           DECEMBER 31,
                              2002                          2003
                -------------------------------  -------------------------------
                  PRINCIPAL    ACCRUED INTEREST    PRINCIPAL    ACCRUED INTEREST
--------------  -------------  ----------------  -------------  ----------------
Revolving Line   $ 4,213,533     $   15,706       $ 1,792,984       $6,374
                 ===========     ==========       ===========       ======

Reflecting the reduction of bank indebtedness during the period, our financing activities for 2003, 2002 and 2001 had net cash requirements (deficits) of $1.3 million, $214,000 and $1.2 million, respectively.

The primary source of liquidity and capital resources during 2003 was cash flow provided by operating activities. Cash flow from operations for 2003 was $3.3 million. The largest portion of the operating cash flow was generated from net income and the reduction of inventory. Cash flow from operations in 2002 was $1.4 million, reflecting a larger investment in inventory in 2002 than in 2003. Cash flow from operations in 2001 was $2.0 million.

Consolidated accounts receivable decreased to $1.8 million at December 31, 2003 compared to $1.9 million at December 31, 2002. Average days to collect accounts improved from 43.54 days in 2002 to 41.46 days in 2003 on a consolidated basis.

By  segment,  the  days  to  collect  were  as  follows:

SEGMENT                  2003      2002      IMPROVEMENT
---------------          -----     -----     -----------
Leather Factory          39.43     41.52       2.09 days
Tandy Leather            38.88     34.09     (4.79) days
Cushman                  58.37     63.26       4.89 days

Inventory decreased from $12.7 million at the end of 2002 to $11.1 million at December 31, 2003. We expect our inventory will begin to slowly trend upward as we continue our expansion of the Tandy Leather store chain. However, we are pleased with our reduced investment in inventory at the end of 2003 as it was within 3% of our internal targets of optimum inventory levels. We intend to continue managing our inventory levels to avoid tying up excessive capital.

Consolidated inventory turned 3.51 times during 2003, a slight slowdown from the
3.65 times turned in 2002. We compute our inventory turnover rates as sales divided by average inventory.

By  segment,  inventory  turns  are  as  follows:

SEGMENT                                      2003     2002
-------------------------------------------  ----     ----
Leather Factory                              2.97     3.20
Tandy Leather                                8.69     8.10
Cushman                                      3.71     4.12

Leather Factory - distribution centers only  8.26     7.96

Tandy Leather's inventory turns are significantly higher than that of the Leather Factory because its inventory consists only of the inventory at the stores. Tandy Leather has no warehouse (backstock) inventory to include in the turnover computation as the stores get their product from the Leather Factory central warehouse. Leather Factory's turns are always slower because the central warehouse inventory supports the stores and distribution centers.

Accounts payable was virtually unchanged from the end of 2002 at $1.5 million to the end of 2003 at $1.6 million.

As shown above, the largest use of operating cash in 2003 was for debt reduction. Capital expenditures totaled $360,000 and $1.0 million for the years ended December 31, 2003 and 2002, respectively. The 2003 capital expenditures occurred primarily due to the expansion of the Tandy Leather segment and the construction of the Stohlman Leather Museum and Gallery located at our Fort Worth corporate complex. Capital expenditures in 2002 included approximately $600,000 in leasehold improvements for the central warehouse and factory consolidation and remodeling of the Fort Worth Leather Factory store. Also in 2002, we made expenditures of $436,000 to purchase four independent leathercraft stores for conversion to Tandy Leather stores. Since we intend to continue opening or acquiring new Tandy Leather stores, expenditures related to this expansion should continue into 2004. In 2001, we recorded capital expenditures of $630,000 for computer equipment and software, and other equipment needed after the acquisition of Tandy Leather.

We believe that cash flow from operations will be adequate to fund our operations in 2004, while also funding expansion and debt reduction. In addition, we anticipate that this cash flow will enable us to meet the contractual obligations and commercial commitments as shown in the following table. However, if cash flows should decrease or uses of cash increase, we may defer debt reduction or increase our borrowings on our line of credit as needed. We believe that, if desired, our present financial condition would permit us to increase the maximum amount that could be borrowed from lenders. Further, we could defer expansion plans if required by unanticipated drops in cash flow. In particular, because of the relatively small investment required by each new Tandy Leather store, we have flexibility in when we make most expansion expenditures.

OFF-BALANCE  SHEET  ARRANGEMENTS

We have not had any off-balance sheet arrangements during 2003, 2002 and 2001, and we do not currently have any such arrangements.

CONTRACTUAL  OBLIGATIONS

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2003 (not including related interest expense):

                                                PAYMENTS DUE BY PERIODS
                                             LESS THAN      1-3        4-5      AFTER
CONTRACTUAL OBLIGATIONS            TOTAL      1 YEAR        YEARS     YEARS    5 YEARS
                                -----------  ----------  ----------    ----    -------
LONG-TERM DEBT(1)               $ 1,792,984           -  $1,792,984       -        -
CAPITAL LEASE OBLIGATIONS             1,134  $    1,134          -        -        -
OPERATING LEASES(2)               6,748,288   1,843,650   4,371,281   533,357      -
                                -----------  ----------  ----------  --------  -------
TOTAL CONTRACTUAL OBLIGATIONS   $ 8,542,406  $1,844,784  $6,164,265  $533,357  $   -
                                ===========  ==========  ==========  ========  =======

____________________
(1)  Our  loan  from  Wells  Fargo  matures  in  November  2005.  The loan's maturity can be accelerated in the event of a material  adverse  change  or  upon  other  occurrences  described  in  the  related  credit  agreement.
(2)  These  are  our  leased  facilities.

SUMMARY  OF  CRITICAL  ACCOUNTING  POLICIES

Management strives to report the financial results of the Company in a clear and understandable manner, although in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow generally accepted accounting principles in the U.S. in preparing our consolidated financial statements. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our more significant accounting policies and how they are applied in preparation of the financial statements.

BASIS OF CONSOLIDATION. We report our financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, The Leather Factory, Inc., and its subsidiaries as a whole. Transactions between the parent company and any subsidiaries are eliminated for this purpose. We own all of the capital stock of our subsidiaries, and we do not have any subsidiaries that are not consolidated. None of our subsidiaries are "off balance sheet".

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

ALLOWANCE FOR ACCOUNTS RECEIVABLE. We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. This allowance is an estimate based primarily on our evaluation of the customer's financial condition, past collection history, and the aging of the account. If the financial condition of any of our customers deteriorates, resulting in an impairment or inability to make payments, additional allowances may be required.

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

GOODWILL. We have indicated above that a change in the accounting rules necessitated a change in 2002 in how we report goodwill on our balance sheet. As a result, we incurred an impairment write-down in 2002 of our investment in Cushman in the amount of $4.0 million. The remaining goodwill on our balance sheet is analyzed by management periodically to determine the appropriateness of its carry value. As of December 31, 2003, management has determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. If actual results of these stores differs significantly from management's projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on the Company's balance sheet.

FORWARD-LOOKING  STATEMENTS

     "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report contain forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future occurrences. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

- We might fail to realize the anticipated benefits of the opening of Tandy Leather retail stores or we might be unable to obtain sufficient new locations on acceptable terms to meet our growth plans. Also, other retail initiatives might not be successful.

- Political considerations here and abroad could disrupt our sources of supplies from abroad or affect the prices we pay for goods.

- Continued involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect the Company's inventory sources.

- The recent slump in the economy in the United States, as well as abroad, may cause our sales to decrease or not to increase or adversely affect the prices charged for our products. Also, hostilities, terrorism or other events could worsen this condition.

- As a result of the on-going threat of terrorist attacks on the United States, consumer buying habits could change and decrease our sales.

- Livestock diseases such as mad cow could reduce the availability of hides and leathers or increase their cost. Also, the prices of hides and leathers fluctuate in normal times, and these fluctuations can affect the Company.

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

FOREIGN  CURRENCY  EXCHANGE  RATE  RISK

Our primary foreign currency exposure is related to our subsidiary in Canada. The Leather Factory of Canada, Ltd. has local currency (Canadian dollar) revenue and local currency operating expenses. Changes in the currency exchange rate impacts the U.S. dollar amount of revenue and expenses. See Note 11 to the Consolidated Financial Statements, Segment Information, for financial information concerning the Company's foreign activities.

INTEREST  RATE  RISK

We are subject to market risk associated with interest rate movements on outstanding debt. Our borrowings under the credit facility with Wells Fargo accrue interest at a rate that changes with fluctuations in the prime rate. Based on the Company's level of debt at March 5, 2004, an increase of one percent in the prime rate would result in additional interest expense of approximately $18,000 during a twelve-month period.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

THE  LEATHER  FACTORY,  INC.
CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2003  AND  2002

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          2003            2002
                                                                     -------------   --------------
                             ASSETS
CURRENT ASSETS:
Cash                                                                 $   1,728,344   $     101,557
Cash restricted for payment on revolving credit facility                         -         553,839
Accounts receivable-trade, net of allowance for doubtful accounts
of $31,000 and $78,000 in 2003 and 2002, respectively                    1,828,738       1,938,698
Inventory                                                               11,079,893      12,695,344
Prepaid income taxes                                                       206,023          55,644
Deferred income taxes                                                      134,312         159,090
Other current assets                                                       702,236         672,117
                                                                     -------------   --------------
Total current assets                                                    15,679,546      16,176,289
                                                                     --------------  --------------

PROPERTY AND EQUIPMENT, at cost                                          5,574,992       5,321,749
Less accumulated depreciation and amortization                          (3,669,099)     (3,301,898)
                                                                     --------------  --------------
                                                                         1,905,893       2,019,851

GOODWILL, net of accumulated amortization of $758,000 and
734,000 in 2003 and 2002, respectively                                     704,235         686,484
OTHER INTANGIBLES, net of accumulated amortization of
164,000 and $113,000 in 2003 and 2002, respectively                        432,549         483,507
OTHER assets                                                               336,183         309,471
                                                                     --------------  --------------
                                                                     $  19,058,406   $  19,675,602
                                                                     ==============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade                                               $   1,545,079   $   1,594,909
Accrued expenses and other liabilities                                   1,000,427       2,503,331
Notes payable and current maturities of long-term debt                       1,134       4,218,968
                                                                     --------------  --------------
Total current liabilities                                                2,546,640       8,317,208
                                                                     --------------  --------------

DEFERRED INCOME TAXES                                                      209,289         186,076

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities              1,792,984           2,256

COMMITMENTS AND CONTINGENCIES                                                    -               -

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding                                           -               -
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 10,487,961 and 10,149,961 shares issued
and outstanding at 2003 and 2002, respectively                              25,171          24,360
Paid-in capital                                                          4,673,158       4,163,901
Retained earnings                                                        9,804,719       7,064,345
Less:  Notes receivable-secured by common stock                            (20,000)        (44,003)
Accumulated other comprehensive income (loss)                               26,445         (38,541)
                                                                     --------------  --------------
Total stockholders' equity                                              14,509,493      11,170,062
                                                                     --------------  --------------
                                                                     $  19,058,406   $  19,675,602
                                                                     ==============  ==============

The  accompanying  notes  are  an  integral  part of these financial statements.

THE  LEATHER  FACTORY,  INC.
CONSOLIDATED  STATEMENTS  OF  INCOME
FOR  THE  YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001

                                                              2003          2002          2001
                                                           -----------   -----------   -----------
NET SALES                                                  $41,712,191   $39,728,615   $37,279,262
COST OF SALES                                               19,020,292    18,393,914    17,934,935
                                                           -----------   -----------   -----------
Gross Profit                                                22,691,899    21,334,701    19,344,327

OPERATING EXPENSES                                          18,594,240    17,202,927    15,442,359
                                                           -----------   -----------   -----------
INCOME FROM OPERATIONS                                       4,097,659     4,131,774     3,901,968

OTHER (INCOME) EXPENSE:
Interest expense                                               206,942       246,878       458,558
Other, net                                                     (81,773)       65,039        74,924
                                                           -----------   -----------   -----------
Total other expense                                            125,169       311,917       533,482
                                                           -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                           3,972,490     3,819,857     3,368,486

PROVISION FOR INCOME TAXES                                   1,232,116     1,224,868     1,362,053
                                                           -----------   -----------   -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                        2,740,374     2,594,989     2,006,433

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
 NET OF INCOME TAXES                                                 -    (4,008,831)            -
                                                           -----------   -----------   -----------
NET INCOME (LOSS)                                          $ 2,740,374   $(1,413,842)  $ 2,006,433
                                                           ===========   ============  ===========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                      $      0.27   $      0.26   $      0.20
CUMULATIVE EFFECT OF CHANGE IN ACCTG PRINCIPLE, NET OF TAX           -         (0.40)            -
                                                           -----------   -----------   -----------
                                                           $      0.27   $     (0.14)  $      0.20
                                                           ===========   ============  ===========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                      $      0.25   $      0.24   $      0.19
CUMULATIVE EFFECT OF CHANGE IN ACCTG PRINCIPLE, NET OF TAX           -         (0.37)            -
                                                           -----------   -----------   -----------
                                                           $      0.25   $     (0.13)  $      0.19
                                                           ===========   ============  ===========

Weighted Average Number of Shares Outstanding:
  Basic                                                     10,323,549    10,063,581     9,976,181
  Diluted                                                   10,861,305    10,761,670    10,449,306

The accompanying notes are an integral part of these financial statements.

THE LEATHER FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                     2003          2002          2001
                                                                 -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $ 2,740,374   $(1,413,842)  $ 2,006,433
Adjustments to reconcile net income (loss) to net cash
 Provided by operating activities -
   Depreciation and amortization                                     529,262       491,312       730,153
   Loss on disposal of assets                                         (9,103)            -         5,588
   Amortization of deferred financing costs                                -        37,038        45,753
   Deferred income taxes                                              47,991       (30,184)       (8,135)
   Other                                                              47,235        (2,502)      (10,898)
   Cumulative effect of change in accounting principle                     -     4,008,831             -
   Net changes in assets and liabilities, net of effect of
    business acquisitions:
      Accounts receivable-trade, net                                 109,960       359,255      (105,957)
      Inventory                                                    1,615,451    (3,463,866)      151,629
      Income taxes                                                  (150,379)       16,124       (42,133)
      Other current assets                                           (30,119)     (192,726)      230,695
      Accounts payable-trade                                         (49,830)      291,311      (856,314)
      Accrued expenses and other liabilities                      (1,502,904)    1,332,179      (119,461)
                                                                 -----------   -----------   ------------
Total adjustments                                                    607,564     2,846,772        20,920
                                                                 -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          3,347,938     1,432,930     2,027,353
                                                                 -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                  (360,202)   (1,073,515)     (629,773)
Payments in connection with businesses acquired                            -      (435,747)            -
Proceeds from sale of assets                                           6,217             -         3,200
Increase in other assets                                             (27,970)      (14,754)       (1,386)
Other intangible costs                                                     -        (1,625)            -
                                                                 -----------   -----------   ------------
NET CASH USED IN INVESTING ACTIVITIES                               (381,955)   (1,525,641)     (627,959)
                                                                 -----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans                            (2,420,550)     (286,889)   (1,150,543)
Payments on notes payable and long-term debt                          (6,556)      (27,483)     (105,189)
Decrease (increase) in cash restricted for payment on revolver       553,839       (62,110)     (101,262)
Payments received on notes secured by common stock                    24,003        27,936        48,400
Proceeds from issuance of common stock and warrants                  510,068       133,774        84,099
                                                                 -----------   -----------   ------------
NET CASH USED IN FINANCING ACTIVITIES                             (1,339,196)     (214,772)   (1,224,495)
                                                                 -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH                                    1,626,787      (307,483)      174,899

CASH, beginning of period                                            101,557       409,040       234,141
                                                                 -----------   -----------   ------------
CASH, end of period                                              $ 1,728,344   $   101,557   $   409,040
                                                                 ===========   ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period                                  $   216,275   $   213,791   $   443,925
Income tax paid during the period, net of (refunds)                1,138,799     1,254,679     1,414,404

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements              -             -   $    18,676


The  accompanying  notes  are  an  integral  part of these financial statements.

THE  LEATHER  FACTORY,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
FOR  THE  YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001


                                                           NUMBER OF SHARES    PAR VALUE   PAID-IN CAPITAL   RETAINED EARNINGS
                                                           ----------------    ---------   ---------------   -----------------
BALANCE, December 31, 2000                                        9,908,161    $  23,780   $     3,946,608   $      6,471,754

Payments on notes receivable-secured by common stock                      -            -                 -                  -

Shares issued - stock options exercised                              83,000          199            83,900                  -

Net Income                                                                -            -                 -          2,006,433

Translation adjustment                                                    -            -                 -                  -
                                                           ----------------    ---------   ---------------   -----------------
BALANCE, December 31, 2001                                        9,991,161   $   23,979  $      4,030,508  $       8,478,187
                                                           ================   ==========  ================  ==================

Comprehensive income for the year ended December 31, 2001


Payments on notes receivable-secured by common stock                      -            -                 -                   -

Shares issued - stock options exercised                             158,800          381           133,393                   -

Net loss                                                                  -            -                 -          (1,413,842)

Translation adjustment                                                    -            -                 -                   -
                                                           ----------------    ---------   ---------------   ------------------
BALANCE, December 31, 2002                                       10,149,961   $   24,360  $      4,163,901  $        7,064,345
                                                           ================   ==========  ================  ===================

Comprehensive income for the year ended December 31, 2002


Payments on notes receivable-secured by common stock                      -            -                 -                   -

Shares issued - stock options and warrants exercised                338,000          811           442,016                   -

Warrants to acquire 100,000 shares of common stock issued                 -            -            67,241                   -

Net  income                                                               -            -                 -           2,740,374

Translation adjustment                                                    -            -                 -                   -
                                                           ----------------    ---------   ---------------   ------------------
BALANCE, December 31, 2003                                       10,487,961    $  25,171  $      4,673,158  $        9,804,719
                                                           ================    =========  ================  ===================

Comprehensive income for the year ended December 31, 2003


                                                               NOTES           ACCUMULATED
                                                             RECEIVABLE -         OTHER
                                                             SECURED BY         CUMULATIVE                 COMPREHENSIVE
                                                            COMMON STOCK       INCOME (LOSS)    TOTAL       INCOME (LOSS)
                                                           -------------       -------------  -----------  --------------
BALANCE, December 31, 2000                                 $   (120,339)       $    (26,166)  $10,295,637

Payments on notes receivable-secured by common stock             48,400                   -        48,400

Shares issued - stock options exercised                               -                   -        84,099

Net Income                                                            -                   -     2,006,433   $  2,006,433

Translation adjustment                                                -             (10,898)      (10,898)       (10,898)
                                                           -------------       -------------  -----------  --------------
BALANCE, December 31, 2001                                 $    (71,939)       $    (37,064)  $12,423,671
                                                           =============       =============  ===========
Comprehensive income for the year ended December 31, 2001                                                   $  1,995,433
                                                                                                           ==============

Payments on notes receivable-secured by common stock             27,936                   -        27,936

Shares issued - stock options exercised                               -                   -       133,774

Net loss                                                              -                   -    (1,413,842)  $ (1,413,842)

Translation adjustment                                                -              (1,477)       (1,477)        (1,477)
                                                           -------------       -------------  -----------  --------------
BALANCE, December 31, 2002                                 $    (44,003)       $    (38,541)  $11,170,062
                                                           =============       =============  ===========
Comprehensive income for the year ended December 31, 2002                                                   $ (1,415,319)
                                                                                                           ==============

Payments on notes receivable-secured by common stock             24,003                   -        24,003

Shares issued - stock options and warrants exercised                  -                   -       442,827

Warrants to acquire 100,000 shares of common stock issued             -                   -        67,241

Net  income                                                           -                   -     2,740,374   $  2,740,374

Translation adjustment                                                -              64,986        64,986         64,986
                                                           -------------       -------------  -----------  --------------
BALANCE, December 31, 2003                                 $    (20,000)       $     26,445   $14,509,493
                                                           =============       =============  ===========
Comprehensive income for the year ended December 31, 2003                                                   $  2,805,360
                                                                                                           ==============

The  accompanying  notes  are  an  integral  part of these financial statements.

                            THE LEATHER FACTORY, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002, AND 2001

 1.  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Business

Our primary line of business is the sale of leather, leather crafts and related supplies. We sell our products via company-owned stores throughout the United States and Canada. Numerous customers including retailers, wholesalers, assemblers, distributors and other manufacturers are geographically disbursed throughout the world. The Company also has light manufacturing facilities in Texas and New York.

(b)     Management  estimates  and  reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant assets and liabilities with reported amounts based on estimates include trade accounts receivables and deferred income taxes.

(c)      Principles  of  consolidation

The consolidated financial statements include the accounts of The Leather Factory, Inc. and its wholly owned subsidiaries, The Leather Factory, L.P. (a Texas limited partnership) and its corporate partners, Tandy Leather Company, L.P. (a Texas limited partnership) and its corporate partners, Roberts, Cushman & Company, Inc. (a New York corporation), and The Leather Factory of Canada, Ltd. (a Canadian corporation). All intercompany accounts and transactions have been eliminated in consolidation.

(d)     Foreign  currency  translation

Foreign currency translation adjustments arise from activities of the Company's Canadian operations. Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates. Foreign currency translation adjustments of assets and liabilities are recorded in stockholders' equity.

(e)     Revenue  recognition

Retail (over the counter) sales are recorded as transactions occur and other sales are recorded when goods are shipped to customers provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

(f)     Property and equipment, net of accumulated depreciation and amortization

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five to ten years for equipment, five to seven years for furniture and fixtures, and five years for vehicles. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset. Repairs and maintenance costs are expensed as incurred.

(g)     Inventory

Inventory is valued at the lower of first-in, first-out cost or market. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.


(h)     Impairment  of  long-lived  assets

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, effective January 1, 2002. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The adoption of SFAS No. 144 did not affect the financial condition or results of operations of the Company.

(i)     Earnings  per  share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method. Unearned shares, if any, held by the Employees' Stock Ownership Plan (ESOP) are deemed not to be outstanding for earnings per shares calculations.

BASIC                                                               2003         2002          2001
                                                                -----------  ------------  -----------
Net income (loss)                                               $ 2,740,374  $(1,413,842)  $ 2,006,433

Weighted average common shares outstanding                       10,323,549   10,063,581     9,976,181

EARNINGS PER SHARE - BASIC                                      $      0.27  $     (0.14)  $      0.20
------------------------------------------------------------------------------------------------------
DILUTED
Net income (loss)                                               $ 2,740,374  $(1,413,842)  $ 2,006,433

Weighted average common shares outstanding                       10,323,549   10,063,581     9,976,181
Effect of assumed exercise of stock options and warrant             537,756      698,089       473,125
                                                                -----------  ------------  -----------
Weighted average common shares outstanding, assuming dilution.   10,861,305   10,761,670    10,449,306
                                                                -----------  ------------  -----------

EARNINGS PER SHARE - DILUTED                                    $      0.25  $     (0.13)  $      0.19
------------------------------------------------------------------------------------------------------
Outstanding options excluded as impact would be anti-dilutive        60,000            -         2,000

For additional disclosures regarding the employee stock options and the warrants, see Note 9. The net effect of converting stock options to purchase 792,700 and 762,000 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2003 and 2002, respectively.

(j)     Goodwill  and  other  intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. As a result of SFAS 142, an impairment write-down occurred in the first quarter of 2002 of the investment in subsidiary, Roberts, Cushman & Company, Inc., in the amount of $4.0 million. Goodwill remaining on the balance sheet is analyzed by management periodically to determine the appropriateness of its carrying value. Management has elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2003, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company's reporting units are generally the same as the operating segments identified in Note 11 - Segment Information. The new methodology in SFAS 142 differs from the Company's prior policy, which was permitted under earlier accounting standards, of using undiscounted cash flows of the acquired asset to determine if goodwill is recoverable.

A summary of changes in the Company's goodwill for the year ended December 31, 2003 is as follows:

                  JANUARY 1,                              DECEMBER 31,
                              ACQUISITIONS &
                     2003       ADJUSTMENTS   IMPAIRMENTS     2003
                 -----------  --------------  ------------  --------
Leather Factory  $   333,655  $       17,751             -  $351,406
Tandy Leather        352,829               -             -   352,829
                 -----------  --------------  ------------  --------
Total            $   686,484  $       17,751  $          -  $704,235
                 ===========  ==============  ============  ========

As of December 31, 2003 and 2002, the Company's intangible assets and related accumulated amortization consisted of the following:

                                     AS OF DECEMBER 31, 2003
                        ------------------------------------------------------
                           GROSS     ACCUMULATED AMORTIZATION             NET
                        -----------  ------------------------          --------
Trademarks, Copyrights  $   544,369  $                138,320          $406,049
Non-Compete Agreements       52,000                    25,500            26,500
                        -----------  ------------------------          --------
                        $   596,369  $                163,820          $432,549
                        ===========  ========================          ========


                                     AS OF DECEMBER 31, 2002
                        -------------------------------------------------------
                           GROSS     ACCUMULATED AMORTIZATION              NET
                        -----------  ------------------------           --------
Trademarks, Copyrights  $   544,369  $                102,029           $442,340
Non-Compete Agreements       52,000                    10,833             41,167
                        -----------  ------------------------          ---------
                        $   596,369  $                112,862           $483,507
                        ===========  ========================          =========

Excluding goodwill, the Company has no intangible assets not subject to amortization under SFAS 142. Amortization of intangible assets of $52,215 in 2003, $48,283 in 2002, and $40,443 in 2001 was recorded in operating expenses.
Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

           LEATHER FACTORY   TANDY LEATHER         TOTAL
           ----------------  -------------        -------
2004            5,954        $      45,004        $50,958
2005            5,954               35,004         40,958
2006            5,954               34,337         40,291
2007            5,954               33,504         39,458
2008            5,954               30,337         36,291

During  2002,  the  Company  acquired  the  following  intangible  assets:

                                              AMORTIZATION
                                                 PERIOD
                                              ------------
Non-Compete Agreements  $      52,000          3 - 5 years
Copyright                       1,625            15 years

The 2001 results on a historical basis do not reflect the provision of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001, the historical net income and basic and diluted net income per common share (without giving effect to the charge relating to the reduction of goodwill) would have been changed to the adjusted amounts indicated below:

                                       YEAR ENDED DECEMBER 31, 2001
                               ------------------------------------------------
                                NET INCOME      EARNINGS PER     EARNINGS PER
                                                SHARE - BASIC   SHARE - DILUTED
                               ------------     -------------   ---------------
Reported net income            $  2,006,433     $        0.20   $          0.19
Addback goodwill amortization       223,894              0.02              0.02
                               ------------     -------------   ---------------
Adjusted net income            $  2,230,327     $        0.22   $          0.21
                               ============     =============   ===============

(k)     Fair  value  of  financial  Instruments

The principal financial instruments held consist of accounts receivable, accounts payable, notes payable and long-term debt. The carrying value of accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. The interest rates on the Company's notes payable and long-term debt fluctuate with changes in the prime rate and are the rates currently available to the Company; therefore, the carrying amount of those instruments approximates their fair value.

(l)     Deferred  taxes

Deferred income taxes result from temporary differences in the bases of our assets and liabilities reported for book and tax purposes.

(m)     Stock  options

We periodically grant stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants to employees and directors using the intrinsic value method and intend to continue to do so. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

At December 31, 2003, we had two stock-based compensation plans, which are described more fully in Note 9. No stock-based compensation cost is reflected in net income in 2003, 2002 or 2001, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                    YEARS ENDED DECEMBER 31,
                                           ---------------------------------------
                                               2003          2002          2001
                                           ------------   -----------   ----------
Net income (loss), as reported             $  2,740,374   $(1,413,842)  $2,006,433

Plus: Stock -based employee compensation
expense included in reported net income,
net of tax                                            -             -            -

Less:  Total stock-based compensation
expense determined under fair value based
method for all awards, net of related
tax effects                                      98,186       103,619       28,539
                                           ------------   -----------   ----------
     Pro forma net income (loss)           $  2,642,188   $(1,517,461)  $1,977,894
                                           ============   ===========   ==========

Earnings (loss) per share:
     Basic - as reported                   $       0.27   $     (0.14)  $     0.20
     Basic - pro forma                     $       0.26   $     (0.15)  $     0.20

     Diluted - as reported                 $       0.25   $     (0.13)  $     0.19
     Diluted - pro forma                   $       0.24   $     (0.14)  $     0.19

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                           2003   2002   2001
                           -----  -----  -----
Volatility                 69.6%  73.6%  78.0%
Expected option life          5      5      5
Interest rate (risk free)  3.25%  3.00%  3.50%
Dividends                   None   None   None

The  effect  on  2003,  2002  and  2001 pro forma net income (loss) and earnings
(loss) per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

(n)     Comprehensive  income

Comprehensive income represents all changes in stockholders' equity, exclusive of transactions with stockholders. The accumulated balance of foreign currency translation adjustments is presented in the consolidated financial statements as "accumulated other comprehensive income or loss".

(o)  Shipping  and  handling  costs

All shipping and handling costs incurred by the Company are included in operating expenses on the statements of income. These costs totaled approximately $1,206,000, $1,284,000, and $1,343,000 for the years ended
December  31,  2003,  2002  and  2001,  respectively.

(p)  Advertising  Costs

With the exception of catalog costs, advertising costs are expense as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months. Such capitalized costs are included in other current assets and totaled $102,304 and $116,611 at December 31, 2003 and 2002, respectively. Total advertising expense was $2,399,879 in 2003; $2,265,659 in 2002; and $2,023,527 in 2001.

(q)  Cash  flows  presentation

For purposes of the statement of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

2.  VALUATION  AND  QUALIFYING  ACCOUNTS

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and management's evaluation of the financial condition and past collection history of each customer. Our allowance for doubtful accounts was $31,469 and $77,657, respectively, at December 31, 2003 and 2002. Reductions in 2003 and 2002 are due to improvements in trade accounts receivable and collections of accounts for which reserves had been provided. The following is a roll forward of the allowance for doubtful accounts:

                                                  ADDITIONS (REDUCTIONS)
                                 BALANCE AT          CHARGED TO COSTS      FOREIGN EXCHANGE               BALANCE AT
                              BEGINNING OF YEAR       AND EXPENSES             GAIN/LOSS     WRITE-OFFS   END OF YEAR
                              -----------------   ----------------------   ----------------  ----------   -----------
Year ended December 31, 2003  $          77,657               87,175              967         (134,330)       $31,469
Year ended December 31, 2002  $         190,890              (30,197)              24          (83,060)       $77,657
Year ended December 31, 2001  $         208,014               37,572             (116)         (54,580)      $190,890

3.  BALANCE SHEET COMPONENTS

                                         DECEMBER 31,
                                      2003          2002
                                   -----------   ------------
INVENTORY
Finished goods held for sale       $ 9,902,140   $11,693,868
Raw materials and work in process    1,177,753     1,001,476
                                   -----------   ------------
  TOTAL                            $11,079,893   $12,695,344
                                   ===========   ============

PROPERTY AND EQUIPMENT
Leasehold improvements             $ 1,100,785   $ 1,043,076
Equipment                            3,572,506     3,407,332
Furniture and fixtures                 843,851       839,326
Vehicles                                57,850        32,015
                                   -----------   ------------
                                     5,574,992     5,321,749
Less:  accumulated depreciation     (3,669,099)   (3,301,898)
                                   -----------   ------------
  TOTAL                            $ 1,905,893   $ 2,019,851
                                   ===========   ============

Depreciation expense was $477,047, $443,029, and $460,741 for the years ended December 31, 2003, 2002 and 2001, respectively.

                                       DECEMBER 31,
                                     2003        2002
                                   ----------  ----------
OTHER CURRENT ASSETS
Accounts receivable - employees    $   23,375  $   21,977
Accounts receivable - other            24,691      23,364
Prepaid expenses                      495,334     362,698
Payments on merchandise not rec'd     158,836     264,078
                                   ----------  ----------
  TOTAL                            $  702,236  $  672,117
                                   ==========  ==========

ACCR EXPS AND OTHER LIABILITIES
Accrued bonuses                    $  527,880  $  934,191
Accrued payroll                       220,055     226,501
Accrued ESOP contribution                   -      28,100
Sales and payroll taxes payable       154,948      95,849
Inventory in transit                        -   1,000,000
Other                                  97,544     218,690
                                   ----------  ----------
  TOTAL                            $1,000,427  $2,503,331
                                   ==========  ==========

4.  NOTES  PAYABLE  AND  LONG-TERM  DEBT

On November 3, 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Bank Texas, N.A. ("WFB-TX"), pursuant to which WFB-TX agreed to provide a revolving credit facility of up to $6,000,000. The revolver bears interest at prime less .5% and matures on November 3, 2005. Proceeds of the closing of the Credit Facility were used to pay all amounts due and owing by the Company pursuant to the Credit and Security Agreement, as amended, by and between the Company and Wells Fargo Bank Minnesota, N.A. ("WFB-MN"). At closing, the Company's revolving line of credit with WFB-MN in the principal amount of $2,054,549 was satisfied in its entirety.

On November 26, 2003, the Company entered into the First Amendment to the Credit and Security Agreement ("Amendment 1") with WFB-TX. There, WFB-TX approved the Company's request for a reduction in the maximum loan amount to $5,000,000, a reduction of $1,000,000. Also, Amendment 1 modified the original restriction regarding the repurchase of treasury stock to allow for treasury stock repurchases under $150,000.

At December 31, 2003 and 2002, the amounts outstanding under the above agreements and other long-term debt consisted of the following:


                                                                             2003        2002
                                                                          ----------  ----------
Credit and Security Agreement with WFB-TX - collateralized by all of the assets of the Company; payable as follows:

Revolving Note, as amended, dated November 3, 2003 in the maximum principal amount of $5,000,000 with revolving features as more fully described below - interest due monthly at prime less 0.5% (3.5% at
December 31, 2003); matures November 2005                                 $1,792,984          -

Credit and Security Agreement with WFB-MN - collateralized by all of the assets of the Company; payable as follows:

Revolving Note dated March 20, 2002 in the maximum principal amount of $7,500,000 - interest due monthly at prime (4.25% at December 31,
2002); original maturity November 30, 2004 - retired                               -  $4,213,533

Capital Lease secured by equipment - total monthly principal and interest payments of $572 at approximately 12% interest; maturing
February 2004.  Assets subject to capital lease agreements totaling $18,651 and related accumulated depreciation of $6,262 and $4,885 are included in
property and equipment as of December 31, 2003 and 2002, respectively          1,134       7,691
                                                                          ----------  ----------
                                                                           1,794,118   4,221,224
Less - Current maturities (see below)                                          1,134   4,218,968
                                                                          ----------  ----------
                                                                          $1,792,984  $    2,256
                                                                          ==========  ==========

Pursuant to the Credit and Security Agreement with WFB-TX, total borrowings are subject to a percentage of trade accounts receivable and inventory reduced by any required reserves. The unused portion of the credit facility at December 31, 2003 was $3,207,016.

The terms of the Credit Facility contain various covenants which, among other things, require the Company to maintain a certain level of tangible net worth, meet a specific debt service coverage ratio, and limit capital expenditures. Other covenants prohibit the Company from incurring indebtedness except as permitted by the terms of the Credit Facility, from declaring or paying cash dividends upon any of its stock and from entering into any new business or making material changes in any of the Company's business objectives, purposes or operations.

Scheduled maturities of the Company's notes payable and long-term debt are as follows:

2004            $    1,134
2005             1,792,984
2006                     -
2007                     -
                ----------
                $1,794,118
                ==========

5.  EMPLOYEE  BENEFIT  PLAN

The Company has an Employee Stock Ownership Plan (the "Plan") for employees with at least one year of service (as defined by the Plan) and who have reached their 21st birthday. Under the Plan, the Company makes annual cash or stock contributions to a trust for the benefit of eligible employees. As of December 31, 2003, 229 employees and former employees were participants in or beneficiaries of the ESOP. The trust invests in shares of the Company's common stock. The amount of the Company's annual contribution is discretionary. Benefits under the Plan are 100% vested after three years of service and are payable upon death, disability or retirement. Vested benefits are payable upon termination of employment.

The Company applies Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs. During 2003, 2002, and 2001, respectively, the Company contributed $221,400; $345,312; and $277,892 in cash as current year contributions to the plan and recognized compensation expense related to these payments.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2003, 2002, and 2001:

                   NUMBER OF SHARES                        MARKET VALUE
              -----------------------------     ------------------------------------
                2003       2002      2001          2003        2002          2001
              --------   --------  --------     ----------   ----------   ----------
Allocated      981,540    956,320   895,928     $4,750,654   $3,232,362   $1,863,530
Unearned             -          -         -              -            -            -
              --------   --------  --------     ----------   ----------   ----------
Total          981,540    956,320   895,928     $4,750,654   $3,232,362   $1,863,530
              ========   ========  ========     ==========   ==========   ==========

The Company currently offers no postretirement or postemployment benefits to its employees.

6.  INCOME  TAXES

The  provision  for  income  taxes  consists  of  the  following:

                                  2003        2002        2001
                               ----------  ----------  -----------
Current provision:
  Federal                      $1,144,763  $1,078,146  $1,154,847
  State                            40,267      51,556     218,717
                               ----------  ----------  -----------
                                1,185,030   1,129,702   1,373,564
                               ----------  ----------  -----------

Deferred provision (benefit):
  Federal                          46,850      82,014     (11,299)
  State                               236      13,152        (212)
                               ----------  ----------  -----------
                                   47,086      95,166     (11,511)
                               ----------  ----------  -----------
                               $1,232,116  $1,224,868  $1,362,053
                               ==========  ==========  ===========

Income  (loss) before income taxes is earned in the following tax jurisdictions:

                   2003        2002        2001
               ----------  ----------  -----------
United States  $3,744,550  $3,794,256  $3,403,545
Canada            227,940      25,601     (35,059)
               ----------  ----------  -----------
               $3,972,490  $3,819,857  $3,368,486
               ==========  ==========  ===========

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

Deferred  income  tax  assets:

          Allowance for doubtful accounts                     $  9,782   $ 28,780
          Capitalized inventory costs                          103,605    115,590
          Accrued expenses, reserves, and other                 20,925     14,720
                                                              --------   --------
          Total deferred income tax assets                     134,312    159,090
                                                              --------   --------

Deferred income tax liabilities:

          Property and equipment depreciation                  204,482    171,601
          Goodwill and other intangible assets amortization      4,807     15,380
          Tax effect of translation adjustment and other             -       (905)
                                                              --------   --------
Total deferred income tax liabilities                          209,289    186,076
                                                              --------   --------
Net deferred tax asset (liability)                            ($74,977)  $(26,986)
                                                              ========   ========

The  effective  tax  rate  differs  from  the  statutory  rate  as  follows:

                                      2003   2002   2001
                                      -----  -----  -----
Statutory rate                          34%    34%    34%
State and local taxes                    1%     1%     3%
Non-deductible goodwill amortization     0%     0%     2%
Other                                  (4%)   (3%)     1%
                                      -----  -----  -----
Effective rate                          31%    32%    40%
                                      =====  =====  =====

7.  COMMITMENTS  AND  CONTINGENCIES

Operating  Leases

The Company's primary office facility and warehouse are leased under a five-year lease agreement that expires in March 2008. Rental agreements for the stores and warehouse distribution units expire on dates ranging from April 2004 to June 2009. The Company's lease agreement for the manufacturing facility in Long Island City, New York, expires on June 30, 2006.

Rent expense on all operating leases for the years ended December 31, 2003, 2002, and 2001, was $1,814,457, $1,465,577, and $1,299,582, respectively.

Commitments

Future minimum lease payments under noncancelable operating leases at December 31, 2003 were as follows:

                                            OPERATING
                                              LEASES
                                            ----------
Year ending December 31:
2004                                        $1,843,650
2005                                         1,742,603
2006                                         1,496,189
2007                                         1,132,489
2008                                           461,003
2009 and thereafter                             72,354
                                            ----------
Total minimum lease payments                $6,748,288
                                            ==========

Litigation

The Company is involved in various litigation that arise in the ordinary course of its business and operations. There are no such matters pending that the Company expects to have a material impact on its financial position and results of operations.

8.  SIGNIFICANT  BUSINESS  CONCENTRATIONS  AND  RISK

Major  Customers

The Company's revenues are derived from a diverse group of customers primarily involved in the sale of leather crafts. While no single customer accounts for more than 10% of the Company's consolidated revenues in 2003, 2002 and 2001, sales to the Company's five largest customers represented 13.8%, 15.1% and 14.4%, respectively, of consolidated revenues in those years. While management does not believe the loss of one of these customers would have a significant negative impact on the Company's operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect the Company's operating results.

Major  Vendors

The Company purchases a significant portion of its inventory through one supplier. Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on the Company's operations.

Credit  Risk

Due to the large number of customers comprising the Company's customer base, concentrations of credit risk with respect to customer receivables are limited. At December 31, 2003 and 2002, 20.6% and 20.1%, respectively, of the Company's consolidated accounts receivable were due from three nationally recognized retail chains. The Company does not generally require collateral for accounts receivable, but performs periodic credit evaluations of its customers and believes the allowance for doubtful accounts is adequate. It is management's opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on the Company's results of operations and financial condition.

9.  STOCKHOLDERS'  EQUITY

(a)     Stock  Option  Plans

-     1995  Stock  Option  Plan

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

-     1995  Director  Non-Qualified  Stock  Option  Plan

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

-     Stock  Option  Summary

All options expire ten years from the date of grant and are exercisable at any time after vesting. Of the combined 1,100,000 shares available for issuance under the two plans, at December 31, 2003, 2002 and 2001, there were 40,000; 106,000; and 116,000; respectively, in un-optioned shares available for future grants.

The following table summarizes information about stock options outstanding as of December 31, 2003:

                                       WEIGHTED AVERAGE    WEIGHTED AVERAGE    NUMBER OF     WEIGHTED AVERAGE
   RANGE OF           NUMBER OF         REMAINING LIFE    EXERCISE PRICE OF     OPTIONS    PRICE OF EXERCISABLE
EXERCISE PRICES  OUTSTANDING OPTIONS       IN YEARS      OUTSTANDING OPTIONS  EXERCISABLE       OPTIONS
---------------  -------------------  -----------------  -------------------  -----------  --------------------
$0.50 - $0.9375        150,500               3.62               $0.840          130,500           $0.820
$1.0625 - $1.90        450,700               7.38               $1.356          171,700           $1.360
$2.72 - $4.24           74,000               9.64               $4.080            6,000           $2.720
---------------  -------------------  -----------------  -------------------  -----------  --------------------
$0.50 - $4.24          675,200               6.79               $1.540          308,200           $1.158
---------------  -------------------  -----------------  -------------------  -----------  --------------------

Further  information  concerning  the  options  is  as  follows:

                                          OPTION PRICE   WEIGHTED AVERAGE
                               SHARES       PER SHARE     PRICE PER SHARE     TOTAL
                              ---------  --------------  ----------------   ----------
December 31, 2000              458,000   $0.500-$3.0625     $     0.814     $  372,900
Options granted                477,000   $1.125-$1.9000     $     1.361        649,000
Options forfeited               (6,000)  $0.500-$1.0625     $     0.751         (4,505)
Options exercised              (83,000)  $0.500-$1.0625     $     0.761        (63,193)
                              ---------  --------------  ----------------   ----------
DECEMBER 31, 2001              846,000   $0.500-$3.0625     $     1.128     $  954,202
(251,000 shares exercisable)
                              ---------  --------------  ----------------   ----------
Options granted                 10,000   $   2.720          $     2.720         27,200
Options forfeited                    -           -                    -              -
Options exercised             (108,800)  $0.500-$1.3500     $     0.810        (88,123)
                              ---------  --------------  ----------------   ----------
DECEMBER 31, 2002              747,200   $0.500-$3.0625     $     1.196     $  893,279
(325,200 shares exercisable)
                              ---------  --------------  ----------------   ----------
Options granted                 68,000   $3.900-$4.240      $     4.200        285,600
Options forfeited               (2,000)  $   2.720          $     2.720         (5,440)
Options exercised             (138,000)  $0.500-$3.0625     $     0.972       (134,088)
                              ---------  --------------  ----------------   ----------
DECEMBER 31, 2003              675,200   $0.500-$4.2400     $     1.540     $1,039,351
(308,200 shares exercisable)
                              ---------  --------------  ----------------   ----------

(b)     Warrants

Warrants to acquire up to 100,000 shares of common stock at $3.10 per share were issued in conjunction with a consulting agreement to an unrelated entity in February 2003. The warrants may be exercised at anytime until expiration on February 12, 2008.

A summary of warrant transactions for the years ended December 31, 2002, 2001, and 2000, is as follows:

                                      2003                2002               2001
                                -----------------   -----------------   -----------------
                                         WEIGHTED            WEIGHTED            WEIGHTED
                                          AVERAGE             AVERAGE            AVERAGE
                                OPTION   EXERCISE   OPTION   EXERCISE   OPTION   EXERCISE
                                SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                                -------  --------   -------  --------   -------  --------
Outstanding at January 1        200,000    $0.4375  300,000   $0.4727   300,000   $0.4727
Granted                         100,000     3.1000        -         -         -         -
Forfeited or expired                  -          -  (50,000)   0.5430         -         -
Exchanged                             -          -        -         -         -         -
Exercised                      (200,000)    0.4375  (50,000)   0.5430         -         -
                                -------  --------   -------  --------   -------  --------
Outstanding at December 31      100,000    $3.1000  200,000   $0.4375   300,000   $0.4727
                                =======    =======  =======   =-=====   =======   =======
Exercisable at end of year      100,000    $3.1000  200,000   $0.4375   300,000   $0.4727
                                =======    =======  =======   =======   =======   =======
Weighted-average fair value of
 warrants granted during year   $  0.67               N/A                 N/A
                                =======             =======             =======

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2003:

                            WARRANTS OUTSTANDING          WARRANTS EXERCISABLE
                         ----------------------------   ----------------------------
                                   WEIGHTED  WEIGHTED             WEIGHTED  WEIGHTED
                                    AVERAGE   AVERAGE              AVERAGE   AVERAGE
                                   EXERCISE  MATURITY             EXERCISE  MATURITY
Exercise Price Range     WARRANT     PRICE    (YEARS)   WARRANT     PRICE    (YEARS)
---------------------    -------   --------  --------   -------   --------  --------
$3.00 or Less               -         -          -         -          -         -

More than $3.00 and
Less Than  $5.00         100,000    $3.100     4.12     100,000     $3.100     4.12

More than $5.00             -         -         -          -          -         -
                         -------   --------  --------   -------   --------  --------
                         100,000    $3.100     4.12     100,000     $3.100     4.12
                         =======   ========  ========   =======   ========  ========

(c)     Notes  Receivable  Secured  by  Common  Stock

During 1996, the Company purchased certain notes from a financial institution that are collateralized by the Company's common stock. These notes relate to shares issued under the Company's 1993 Non-Qualified Incentive Stock Option Plan. These notes, as renewed in 2000, are due from certain members of management and have maturity dates of December 31, 2004.

10.  BUSINESS  ACQUISITIONS

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

All of the acquired entities were formerly operated as independent retail leathercraft stores. The assets purchased in these acquisitions consisted primarily of inventory, store furniture and fixtures, and equipment. Goodwill recognized in these transactions amounted to $158,878, and is reported in the Tandy Leather Company segment. All of the goodwill is deductible for income tax purposes. The Company also entered into non-compete agreements with the former owners totaling $52,000 for periods ranging from three to five years.

In the first quarter of 2004, the Company acquired certain assets of the following entities for a total purchase price of $125,452:

ENTITY                        LOCATION       DATE OF ACQUISITION
----------------------------  -------------  -------------------
Robyn's LLC                   Syracuse, NY   January 2004
Hawkins Handcrafted Leathers  St. Louis, MO  February 2004

All of the acquired entities were formerly operated as independent retail leathercraft stores. The assets purchased in these acquisitions consisted primarily of inventory, store furniture and fixtures, and equipment. Goodwill recognized in these transactions amounted to $28,000, and is reported in the Tandy Leather Company segment. All of the goodwill is deductible for income tax purposes. The Company also entered into non-compete agreements with the former owners totaling $21,000 for periods ranging from one to three years.

11.  SEGMENT  INFORMATION

The Company identifies its segments based on the activities of three distinct businesses: The Leather Factory, which sells product to both wholesale and retail customers, consists of a chain of warehouse distribution units located in the United States and Canada; Tandy Leather Company, which sells primarily to retail customers and consists of a chain of stores located in the United States; and Roberts, Cushman & Company, which manufactures decorative hat trims sold directly to hat manufactures and distributors.

The Company's reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as operating earnings, defined as income before interest and income taxes.

                                       THE LEATHER       TANDY LEATHER      ROBERTS,
                                         FACTORY            COMPANY        CUSHMAN & CO       TOTAL
                                       -----------       -------------     ------------    -----------
For the year ended December 31, 2003
Net Sales                              $30,684,092       $   9,216,838     $  1,811,261    $41,712,191
Gross Profit                            16,332,776           5,804,504          554,619     22,691,899
Operating earnings                       3,462,457             604,291           30,911      4,097,659
Interest expense                           206,942                   -                -        206,942
Other, net                                 (81,839)                 65                -        (81,773)
                                                                                           -----------
Income before income taxes               3,337,354             604,225           30,911      3,972,490
                                                                                           -----------
   Depreciation and amortization           443,623              75,854            9,785        529,262
   Fixed asset additions                   214,256             137,115            8,831        360,202
     Total assets                      $15,409,084       $   2,908,429     $    740,893    $19,058,406
                                       ---------------------------------------------------------------
For the year ended December 31, 2002
Net Sales                              $30,313,478       $   7,387,874     $  2,027,263    $39,728,615
Gross Profit                            16,237,143           4,395,384          702,175     21,334,701
Operating earnings                       3,742,844             371,372           17,558      4,131,774
Interest expense                          (246,316)               (562)               -       (246,878)
Other, net                                 (64,071)               (968)               -        (65,039)
                                                                                           -----------
Income before income taxes               3,432,457             369,842           17,558      3,819,857
                                                                                           -----------
   Depreciation and amortization           367,218             111,013           13,081        491,312
   Fixed asset additions                   888,491             180,522            4,502      1,073,515
     Total assets                      $16,205,347       $   2,562,737     $    907,518    $19,675,602
                                       ---------------------------------------------------------------
For the year ended December 31, 2001
Net Sales                              $28,711,006       $   6,606,090     $  1,962,166    $37,279,262
Gross Profit                            15,074,323           3,708,691          561,313     19,344,327
Operating earnings (loss)                3,719,517             281,998          (99,547)     3,901,968
Interest expense                          (457,549)             (1,009)               -       (458,558)
Other, net                                 (74,799)               (125)               -        (74,924)
                                                                                           -----------
Income (loss) before income taxes        3,187,169             280,864          (99,547)     3,368,486
                                                                                           -----------
   Depreciation and amortization           474,114             103,118          152,921        730,153
   Fixed asset additions                   454,809             172,434            2,530        629,773
     Total assets                      $12,322,754       $   2,333,639     $  4,891,930    $19,548,323
                                       ---------------------------------------------------------------

Net  sales  for  geographic  areas  was  as  follows:

                        2003         2002         2001
                     -----------  -----------  -----------
United States        $38,934,923  $37,510,567  $35,193,935
All other countries    2,777,268    2,218,048    2,085,327
                     -----------  -----------  -----------
                     $41,712,191  $39,728,615  $37,279,262
                     ===========  ===========  ===========

Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to the Company's consolidated net sales for the years ended December 31, 2003, 2002, and 2001. The Company does not have any significant long-lived assets outside of the United States.

12.  RECENT  ACCOUNTING  PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have a material impact on the Company's current financial position and results of operations.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" (VIE's), an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R (revised December 2003) which delays the effective date of the application of FIN 46 to non-special purpose VIE's acquired or created before February 1, 2003, to the interim period ending on March 31, 2004, and provides additional technical clarifications to implementation issues. We do not anticipate the adoption of this interpretation will have a material impact on our consolidated financial statements.

13.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

                                                          FIRST        SECOND       THIRD       FOURTH
                    2003                                 QUARTER      QUARTER      QUARTER      QUARTER
-----------------------------------------------------  -----------  -----------  -----------  -----------
Net sales                                              $10,560,085  $10,460,675  $10,119,070  $10,572,361
Gross profit                                             5,645,504    5,721,054    5,589,812    5,735,528
Net income                                                 774,518      778,704      601,680      585,472
Net income per common share:
    Basic                                                    $0.08        $0.08        $0.06        $0.06
    Diluted                                                  $0.07        $0.07        $0.06        $0.05
Weighted average number of common shares outstanding:
    Basic                                               10,177,433   10,234,054   10,394,374   10,484,184
    Diluted                                             10,793,464   10,805,019   10,902,794   10,941,853

                                                          FIRST        SECOND       THIRD       FOURTH
                     2002                                QUARTER      QUARTER      QUARTER      QUARTER
-----------------------------------------------------  -----------  -----------  -----------  -----------
Net sales                                              $10,203,951  $10,052,036  $ 9,484,730  $ 9,987,898
Gross profit                                             5,368,595    5,435,626    5,088,398    5,442,082
Net income                                                 759,305      792,047      534,092      509,545
Net income per common share:
    Basic                                                    $0.08        $0.08        $0.05        $0.05
    Diluted                                                  $0.07        $0.07        $0.05        $0.05
Weighted average number of common shares outstanding:
      Basic                                             10,001,717   10,041,018   10,064,249   10,145,749
      Diluted                                           10,731,712   10,799,630   10,723,403   10,791,694

                         REPORT OF INDEPENDENT AUDITORS


The  Board  of  Directors  and  Stockholders
The  Leather  Factory,  Inc.

     We have audited the accompanying consolidated balance sheet of The Leather Factory, Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Leather Factory, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Weaver  &  Tidwell  LLP


Fort  Worth,  Texas
February  17,  2004

                         REPORT OF INDEPENDENT AUDITORS


The  Board  of  Directors
The  Leather  Factory,  Inc.

     We have audited the accompanying consolidated balance sheets of The Leather Factory, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Leather Factory, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Hein  +  Associates  LLP


Dallas,  Texas
February  6,  2003

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A. Change in Accountants - During the quarter ended September 30, 2003, the Company filed a Current Report on Form 8-K dated August 18, 2003 to disclose, pursuant to item 4, a change in the Company's independent accountant. No financial statements were filed.

B.     Disagreements  with  Accountants  -  None

ITEM  9A.  CONTROLS  AND  PROCEDURES

At the end of 2003, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

During the period covered by this report, there has been no change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

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

                                    PART III

Certain information required by Part III is omitted from this annual report as we will file a proxy statement for our Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of our fiscal year covered by this Report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information required by this item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the heading "Election of Directors," and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4, and 5 will be contained in our 2004 proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i), and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors will be contained in our 2004 proxy statement under the heading "Corporate Governance" and is incorporated herein by reference.

We have adopted a written code of ethics that applies to our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, and have filed it as Exhibit 14 to this Annual Report on Form 10-K. It will also be available on our website (http://www.leatherfactory.com) shortly.

ITEM  11.  EXECUTIVE  COMPENSATION

The information required by this item is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the heading "Executive Compensation", which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management", which is incorporated herein by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the heading "Certain Transactions and Related Transactions" and is incorporated herein by reference.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The information required by this item is contained in our proxy statement for our 2004 Annual Meeting of Stockholders under the heading "Independent Auditors Fees and Other Matters" and is incorporated herein by reference.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)     The  following  are  filed  as  part of this Annual Report on Form 10-K:

     1.  Financial  Statements

     The  following  consolidated  financial  statements are included in Item 8:

-     Consolidated  Balance  Sheets  at  December  31,  2003  and  2002
- Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
- Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
- Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

          2.  Financial  Statement  Schedules

All financial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or notes thereto.

     3.  Exhibits

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports  on  Form  8-K

On October 29, 2003, we furnished a Current Report on Form 8-K under Items 7 and 12 containing a press release announcing our financial results for the quarter ended September 30, 2003.

On November 7, 2003, we furnished a Current Report on Form 8-K under Items 5 and 7 describing our Credit Agreement with Wells Fargo Bank, N.A.

On December 8, 2003, we furnished a Current Report on Form 8-K under Item 9 announcing the addition of Michael A. Nery to our Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE  LEATHER  FACTORY,  INC.

                         By:  /s/  Wray  Thompson
                              -------------------
                              WRAY  THOMPSON
                              CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                         By:  /s/  Shannon  L.  Greene
                              ------------------------
                              SHANNON  L.  GREENE
                              CHIEF FINANCIAL OFFICER, CHIEF ACCOUNTING OFFICER
                                AND TREASURER
Dated:  March  29,  2004

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


SIGNATURE                 TITLE                                                         DATE
------------------------  ------------------------------------------------------------  --------------
/s/ Wray Thompson         Chairman of the Board, Chief Executive Officer and Director   March 29, 2004
WRAY THOMPSON

/s/ Shannon L. Greene     Chief Financial Officer, Chief Accounting Officer, Treasurer  March 29, 2004
SHANNON L. GREENE         and Director

/s/ T. Field Lange        Director                                                      March 29, 2004
T. FIELD LANGE

/s/ Joseph R. Mannes      Director                                                      March 29, 2004
JOSEPH R. MANNES

/s/ H.W. Markwardt        Director                                                      March 29, 2004
H.W. MARKWARDT

/s/ Michael A. Markwardt  Director                                                      March 29, 2004
MICHAEL A. MARKWARDT

/s/ Ronald C. Morgan      President and Director                                        March 29, 2004
RONALD C. MORGAN

/s/ Robin L. Morgan       Vice President and Assistant Secretary                        March 29, 2004
ROBIN L. MORGAN

/s/ Michael A. Nery       Director                                                      March 29, 2004
MICHAEL A. NERY

/s/ William M. Warren     Secretary                                                     March 29, 2004
WILLIAM M. WARREN

                               THE LEATHER FACTORY, INC. AND SUBSIDIARIES
                                              EXHIBIT INDEX

EXHIBIT
 NUMBER    DESCRIPTION
-------  -------------------------------------------------------------------------------------------
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

4.1      Financial Advisor's Warrant Agreement, dated February 12, 2003, between The
         Leather  Factory,  Inc.  and  Westminster  Securities  Corporation filed as
         Exhibit  4.1  to  Form  10-Q  filed  by  The Leather Factory, Inc. with the
         Securities  and Exchange Commission on May 14, 2003, and incorporated by reference  herein.

4.2      Capital  Markets  Services  Engagement  Agreement, dated February 12, 2003, between  The  Leather  Factory, Inc. and Westminster Securities Corporation
         filed  as  Exhibit 4.2 to Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2003, and incorporated by reference  herein.

10.1     Credit  Agreement,  dated  as  of  November  3, 2003, made by and among The
         Leather  Factory, Inc., a Delaware corporation; Roberts, Cushman & Company,
         Inc.,  a  New  York corporation; Hi-Line Leather & Manufacturing Company, a
         California  corporation, The Leather Factory of Nevada Investments, Inc., a
         Nevada  corporation,  The  Leather Factory, Inc., a Nevada corporation; The
         Leather  Factory,  L.P.,  a Texas limited partnership; The Leather Factory,
         Inc.,  an  Arizona  corporation; Tandy Leather Company Investments, Inc., a
         Nevada  corporation;  Tandy  Leather  Company,  Inc., a Nevada corporation;
         Tandy  Leather  Company, L.P., a Texas limited partnership; and Wells Fargo
         Bank  Texas,  National  Association  filed  as  Exhibit 10.1 to the Current
         Report  on  Form  8-K  of  The  Leather  Factory, Inc. (Commission File No.
         1-12368)  filed  with the Securities and Exchange Commission on November 7,
         2003  and  incorporated  by  reference  herein.

10.2     Revolving  Line  of  Credit  Note, dated November 3, 2003, in the principal amount  of  up  to  $6,000,000.00  given  by  The  Leather Factory, Inc., a
         Delaware  corporation;  Roberts,  Cushman  &  Company,  Inc.,  a  New  York
         corporation;  Hi-Line  Leather  &  Manufacturing  Company,  a  California
         corporation,  The  Leather  Factory  of  Nevada Investments, Inc., a Nevada
         corporation,  The  Leather Factory, Inc., a Nevada corporation; The Leather
         Factory,  L.P.,  a Texas limited partnership; The Leather Factory, Inc., an
         Arizona  corporation;  Tandy  Leather  Company  Investments, Inc., a Nevada
         corporation;  Tandy  Leather  Company,  Inc.,  a  Nevada corporation; Tandy
         Leather  Company,  L.P., a Texas limited partnership, as borrowers, payable to  the  order  of  Wells  Fargo  Bank Texas, National Association filed as
         Exhibit 10.2 to the Current Report on Form 8-K of The Leather Factory, Inc.
         (Commission  File  No.  1-12368)  filed  with  the  Securities and Exchange
         Commission  on  November  7,  2003  and  incorporated  by reference herein.
..

10.3*    First  Amendment to Credit Agreement, dated as of November 26, 2003, made by  and  among  The Leather Factory, Inc., a Delaware corporation; Roberts,
         Cushman  &  Company,  Inc.,  a  New  York  corporation;  Hi-Line  Leather &
         Manufacturing  Company,  a  California  corporation, The Leather Factory of
         Nevada  Investments, Inc., a Nevada corporation, The Leather Factory, Inc., a  Nevada  corporation;  The  Leather  Factory,  L.P.,  a  Texas  limited partnership;  The  Leather  Factory,  Inc.,  an  Arizona corporation; Tandy
         Leather  Company  Investments,  Inc.,  a  Nevada corporation; Tandy Leather
         Company,  Inc.,  a Nevada corporation; Tandy Leather Company, L.P., a Texas limited  partnership; and Wells Fargo Bank, National Association, successor by  merger  to  Wells  Fargo  Bank  Texas,  National  Association.

10.4*    First Modification to Promissory Note, dated as of November 26, 2003, made by and  among  The  Leather  Factory,  Inc.,  a Delaware corporation; Roberts,
         Cushman  &  Company,  Inc.,  a  New  York  corporation;  Hi-Line  Leather &
         Manufacturing  Company,  a  California  corporation, The Leather Factory of
         Nevada  Investments, Inc., a Nevada corporation, The Leather Factory, Inc., a  Nevada  corporation;  The  Leather  Factory,  L.P.,  a  Texas  limited partnership;  The  Leather  Factory,  Inc.,  an  Arizona corporation; Tandy
         Leather  Company  Investments,  Inc.,  a  Nevada corporation; Tandy Leather
         Company,  Inc.,  a Nevada corporation; Tandy Leather Company, L.P., a Texas
         Limited  partnership; and Wells Fargo Bank, National Association, successor by  merger  to  Wells  Fargo  Bank  Texas,  National  Association.

10.5     Asset Purchase Agreement dated November 30, 2000, by Tandy Leather Company,
         Inc.  (f/k/a  Leather  Tan  Acquisition,  Inc.),  a  Texas corporation, TLC
         Direct,  Inc., a Texas corporation, and Tandy Leather Dealer, Inc., a Texas corporation,  filed as Exhibit No. 2.1 to the Current Report on Form 8-K of
         The  Leather  Factory,  Inc.  (Commission  File No. 1-12368) filed with the
         Securities  and  Exchange Commission on December 15, 2000, and incorporated herein  by reference.

14.1*    Code of Business Conduct and Ethics of The Leather Factory, Inc., adopted by the Board of Directors on February 26, 2004

21.1     Subsidiaries  of  the Company filed as Exhibit 21.1 to the Annual Report on
         Form 10-K of The Leather Factory, Inc. for the year ended December 31, 2002 filed  with  the  Securities and Exchange Commission on March 28, 2003, and
         incorporated  by  reference  herein.

23.1*    Consent of Hein + Associates LLP dated March 24, 2004.

23.2*    Consent of Weaver & Tidwell LLP dated March 24, 2004

31.1*    13a-4(a) Certification by Wray Thompson, Chairman of the Board and Chief Executive Officer

31.2*    13a-4(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer

32.1*    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
*Filed herewith.

EXHIBIT  10.3
                       FIRST AMENDMENT TO CREDIT AGREEMENT

THIS FIRST AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is entered into as of November 26, 2003, by and between THE LEATHER FACTORY, INC., a Delaware corporation, ROBERTS, CUSHMAN & COMPANY, INC., a New York corporation, HI-LINE LEATHER & MANUFACTURING COMPANY, a California corporation, THE LEATHER FACTORY OF NEVADA INVESTMENTS, INC., a Nevada corporation, THE LEATHER FACTORY, INC., a Nevada corporation, THE LEATHR FACTORY, L.P., a Texas limited partnership, THE LEATHER FACTORY, INC., an Arizona corporation, TANDY LEATHER COMPANY INVESTMENTS, INC., a Nevada corporation, TANDY LEATHER COMPANY, INC., a Nevada corporation, TANDY LEATHER COMPANY, L.P., a Texas limited partnership (collectively and individually referred to herein as "Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION, successor by merger to Wells Fargo Bank Texas, National Association. ("Bank").

                                    RECITALS

     WHEREAS, Borrower is currently indebted to Bank pursuant to the terms and conditions of that certain Credit Agreement between Borrower and Bank dated as of November 3, 2003, as amended from time to time ("Credit Agreement").

     WHEREAS, Bank and Borrower have agreed to certain changes in the terms and conditions set forth in the Credit Agreement and have agreed to amend the Credit Agreement to reflect said changes.

     NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Credit Agreement shall be amended as follows:

     1. Section 1.1(a) is hereby amended by deleting "Six Million Dollars ($6,000,000.00)" as the maximum principal amount available under the Line of Credit and by substituting for said amount "Five Million Dollars ($5,000,000.00)," with such change to be effective upon the execution and delivery to Bank of a promissory note substantially in the form of Exhibit A attached hereto (which promissory note shall replace and be deemed the Line of Credit Note defined in and made pursuant to the Credit Agreement) and all other contracts, instruments and documents required by Bank to evidence such change.

     2. Section 5.7 is hereby deleted in its entirety, and the following substituted therefore:

     "SECTION 5.7. TREASURY STOCK. Redeem, retire, repurchase or otherwise acquired any shares of any class of Borrower's stock now or hereafter outstanding, except the repurchase of treasury stock in an aggregate of not more than $150,000.00."

     3. Except as specifically provided herein, all terms and conditions of the Credit Agreement remain in full force and effect, without waiver or modification. All terms defined in the Credit Agreement shall have the same meaning when used in this Amendment. This Amendment and the Credit Agreement shall be read together, as one document.

     4. Borrower hereby remakes all representations and warranties contained in the Credit Agreement and reaffirms all covenants set forth therein. Borrower further certifies that as of the date of this Amendment there exists no Event of Default as defined in the Credit Agreement, nor any condition, act or event which with the giving of notice or the passage of time or both would constitute any such Event of Default.

NOTICE: THIS DOCUMENT AND ALL OTHER DOCUMENTS RELATING TO THE INDEBTEDNESS CONSTITUTE A WRITTEN LOAN AGREMENT WHICH REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL
AGREEMENTS  BETWEEN  THE  PARTIES  RELATING  TO  THE  INDEBTEDNESS.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.

                                              WELLS  FARGO  BANK,
THE  LEATHER  FACTORY,  INC.,                 NATIONAL  ASSOCIATION
A  Delaware  corporation
                                              By:  /s/  Luis  F.  Ramirez
By:  /s/  Wray  Thompson                          Luis  F.  Ramirez
     Wray  Thompson                               Relationship  Manager
     Chief  Executive  Officer

THE  LEATHER  FACTORY,  INC.,
A  Nevada  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

HI-LINE  LEATHER  &  MANUFACTURING  COMPANY,
A  California  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

ROBERTS,  CUSHMAN  &  COMPANY,  INC.,
A  New  York  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

TANDY  LEATHER  COMPANY,  INC.,
A  Nevada  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer


TANDY  LEATHER  COMPANY  INVESTMENTS,  INC.,
A  Nevada  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

TANDY  LEATHER  COMPANY,  L.P.,
A  Texas  limited  partnership

By:  Tandy  Leather  Company,  Inc.
     A  Nevada  corporation,  General  Partner

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

THE  LEATHER  FACTORY,  INC.,
An  Arizona  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

THE  LEATHER  FACTORY,  L.P.,
A  Texas  limited  partnership

By:  The  Leather  Factory,  Inc.
     A  Nevada  corporation,  General  Partner

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

THE  LEATHER  FACTORY  OF  NEVADA  INVESTMENTS,  INC.,
A  Nevada  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer



        SEE FOLLOWING PAGE FOR ACKNOWLEDGMENT AND AGREEMENT OF GUARANTOR

                    ACKNOWLEDGMENT AND AGREEMENT OF GUARANTOR

     The undersigned, a guarantor of the indebtedness of The Leather Factory, Inc., a Delaware corporation, Roberts, Cushman & Company, Inc., a New York corporation, Hi-Line Leather & Manufacturing Company, a California corporation, The Leather Factory Of Nevada Investments, Inc., a Nevada corporation, The Leather Factory, Inc., a Nevada corporation, The Leather Factory, L.P., a Texas limited partnership, The Leather Factory, Inc., an Arizona corporation, Tandy Leather Company Investments, Inc., a Nevada corporation, Tandy Leather Company, Inc., a Nevada corporation, Tandy Leather Company, L.P., a Texas limited partnership, to Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Texas, National Association pursuant to an Amended and Restated Guaranty dated November 3, 2003, hereby (i) acknowledges receipt of a copy of the foregoing Amendment (the "Amendment") and (ii) consents to the terms
(including without limitation the release set forth in Section 7.15 of the Credit Agreement) and execution thereof.

Dated:     November  26,  2003.

THE  LEATHER  FACTORY  OF  CANADA  LTD.

By:     /s/  Wray  Thompson
        Wray  Thompson
        Chief  Executive  Officer

EXHIBIT  10.4
                      FIRST MODIFICATION TO PROMISSORY NOTE


THIS FIRST MODIFICATION TO PROMISSORY NOTE (this "Modification") is entered into as of November 26, 2003, by and between THE LEATHER FACTORY, INC., a Delaware corporation, ROBERTS, CUSHMAN & COMPANY, INC., a New York corporation, HI-LINE LEATHER & MANUFACTURING COMPANY, a California corporation, THE LEATHER FACTORY OF NEVADA INVESTMENTS, INC., a Nevada corporation, THE LEATHER FACTORY, INC., a Nevada corporation, THE LEATHR FACTORY, L.P., a Texas limited partnership, THE LEATHER FACTORY, INC., an Arizona corporation, TANDY LEATHER COMPANY INVESTMENTS, INC., a Nevada corporation, TANDY LEATHER COMPANY, INC., a Nevada corporation, TANDY LEATHER COMPANY, L.P., a Texas limited partnership (collectively and individually referred to herein as "Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION, successor by merger to Wells Fargo Bank Texas, National Association. ("Bank").

                                    RECITALS

     WHEREAS, Borrower is currently indebted to Bank pursuant to the terms and conditions of that certain promissory note in the maximum principal amount of $6,000,000.00, executed by Borrower and payable to the order of Bank, dated as of November 3, 2003 (the "Note"), which Note is subject to the terms and conditions of a loan agreement between Borrower and Bank to the terms and conditions of a loan agreement between Borrower and Bank dated as of November 3, 2003, as amended from time to time (the "Loan Agreement").

     WHEREAS, Bank and Borrower have agreed to certain changes in the terms and conditions set forth in the Note and have agreed to modify the Note to reflect said changes.

     NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Note shall be modified as follows:

     1. The maximum principal amount available under the Note is hereby modified to be Five Million Dollars ($5,000,000.00).

     2. The effective date of the changes set forth herein shall be November 26, 2003.

     3. Except as specifically provided herein, all terms and conditions of the Note remain in full force and effect, without waiver or modification. All terms defined in the Note or the Loan Agreement shall have the same meaning when used in this Modification. This Modification and the Credit Agreement shall be read together, as one document.

     4. Borrower certifies that as of the date of this Modification there exists no Event of Default under the Note, nor any condition, act or event which with the giving of notice or the passage of time or both would constitute any such Event of Default.



NOTICE: THIS DOCUMENT AND ALL OTHER DOCUMENTS RELATING TO THE INDEBTEDNESS CONSTITUTE A WRITTEN LOAN AGREMENT WHICH REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL
AGREEMENTS  BETWEEN  THE  PARTIES  RELATING  TO  THE  INDEBTEDNESS.

     IN WITNESS WHEREOF, the parties hereto have caused this Modification to be executed as of the day and year first written above.

                                              WELLS  FARGO  BANK,
THE  LEATHER  FACTORY,  INC.,                 NATIONAL  ASSOCIATION
A  Delaware  corporation
                                              By:  /s/  Luis  F.  Ramirez
By:  /s/  Wray  Thompson                          Luis  F.  Ramirez
     Wray  Thompson                               Relationship  Manager
     Chief  Executive  Officer

THE  LEATHER  FACTORY,  INC.,
A  Nevada  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

HI-LINE  LEATHER  &  MANUFACTURING  COMPANY,
A  California  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

ROBERTS,  CUSHMAN  &  COMPANY,  INC.,
A  New  York  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

TANDY  LEATHER  COMPANY,  INC.,
A  Nevada  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer


TANDY  LEATHER  COMPANY  INVESTMENTS,  INC.,
A  Nevada  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

TANDY  LEATHER  COMPANY,  L.P.,
A  Texas  limited  partnership

By:  Tandy  Leather  Company,  Inc.
     A  Nevada  corporation,  General  Partner

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

THE  LEATHER  FACTORY,  INC.,
An  Arizona  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

THE  LEATHER  FACTORY,  L.P.,
A  Texas  limited  partnership

By:  The  Leather  Factory,  Inc.
     A  Nevada  corporation,  General  Partner

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

THE  LEATHER  FACTORY  OF  NEVADA  INVESTMENTS,  INC.,
A  Nevada  corporation

By:  /s/  Wray  Thompson
     Wray  Thompson
     Chief  Executive  Officer

EXHIBIT  14.1
                            THE LEATHER FACTORY, INC.
                       CODE OF BUSINESS CONDUCT AND ETHICS
             ADOPTED BY THE BOARD OF DIRECTORS ON FEBRUARY 26, 2004
             ------------------------------------------------------

                                  INTRODUCTION

This Code of Business Conduct and Ethics (this "Code") applies to The Leather Factory, Inc. and its consolidated subsidiaries (collectively, the "Company").

We expect the Company's employees and officers ("employees") and members of its Board of Directors ("directors") to use sound judgment to help us maintain appropriate compliance procedures and to carry out our business with honesty and in compliance with laws and high ethical standards. Each employee and director is expected to read this Code and demonstrate personal commitment to the standards set forth in this Code. Employees and directors who do not comply with the standards set forth in this Code may be subject to discipline in light of the nature of the violation, including termination of employment.

Any questions about this Code or the appropriate course of conduct in a particular situation should be directed to the Company's Corporate Counsel named below. Any evidence of improper conduct, violations of laws, rules, regulations or this Code should be reported immediately. The Company will not allow retaliation against an employee or director for a report made in good faith.

Any waiver of the provisions of this Code for executive officers or directors of the Company may be made only by our Board of Directors or a committee thereof and must be promptly disclosed to our stockholders.

This Code is not a contract and is not intended as a detailed guide for all situations you may face. You are also expected to comply with our Employee Handbook and other workplace rules we may from time to time communicate, all of which supplement this Code.

                                RESPONSIBILITIES

I.  COMPLIANCE  WITH  LAWS,  RULES  AND  REGULATIONS

All employees and directors must respect and obey all laws applicable to our business, including state and local laws in the areas in which the Company operates. Any questions as to the applicability of any law should be directed to the Company's Corporate Counsel.

II.  INSIDER  TRADING

No employees or directors may buy or sell shares of the Company when they are in possession of material, non-public information. They also are prohibited from passing on such information to others who might make an investment decision based thereon. Employees and directors also may not trade in stocks of other companies about which they learn material, non-public information through the course of their employment or service. Persons who violate these rules not only violate this Code but also commit a serious crime under federal law. Any questions as to whether information is material or has been adequately disclosed should be directed to the Company's Corporate Counsel.

In addition, directors, officers and the key employees named below (and their family members) are prohibited from trading in the Company's securities during the period that runs from the fifteenth (15th) day of the third month of each fiscal quarter until two (2) trading days after the Company's earnings announcement of its quarterly earnings or (in the case of the fourth quarter) annual earnings. In addition, the Company may impose other "black-outs" on trading as circumstances dictate or as required by law. Nothing contained here shall preclude trades by these persons during these times pursuant to arrangements properly made at other times in accordance with Securities and Exchange Commission (SEC) Rule 10b5-1. These "blackout periods" shall apply to directors, officers and persons who hold the following offices:

                  Controller
                  Accounting  Manager

III.  INVESTOR  AND  MEDIA  COMMUNICATIONS

The Company is a public company that is subject to securities laws regarding disclosures concerning itself. These laws prohibit disclosure of information that is false, misleading or incomplete. Also, the Company cannot selectively disclose information about itself. In order to assure that the Company meets these requirements, the only employees of the Company who may communicate with investors or members of the media regarding the Company are the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer. If another employee receives a request from an investor or a member of the media regarding the Company, the employee should decline to give a response and refer the inquiry to one of the three officers named in this paragraph.

IV.  CONFLICTS  OF  INTEREST

A conflict of interest occurs when the private interest of an employee or director interferes, or appears to interfere, with the interests of the Company as a whole. Conflicts of interest can occur when an employee or director takes action or has interests that could reasonably be expected to make it difficult to make objective decisions on behalf of the Company or to perform his or her duties objectively and effectively. Conflicts of interest also arise when an employee or director, or a member of his or her family, receives improper personal benefits as a result of his or her position with the company, other than gifts with a value of less than One Hundred Dollars ($100.00) and occasional, non-extravagant, business-related entertainment such as meals, attending performances or sporting events, golf and other similar outings.

Except as pre-approved by our Audit Committee, transactions that involve a conflict of interest are prohibited as a matter of corporate policy. Any employee or director who becomes aware of a conflict or potential conflict, or who has a question about whether a conflict exists, should bring it to the attention of the Company's Corporate Counsel.

V.  CORPORATE  OPPORTUNITIES

Employees and directors are prohibited from (a) taking for themselves personally any opportunities that arise through the use of corporate property, information or position, (b) using corporate property, information or position for personal gain, and (c) directly or indirectly competing with the Company. Employees and directors owe a duty to the Company to advance the Company's legitimate interests when the opportunity to do so arises.

VI.  CONFIDENTIALITY

Employees and directors should maintain the confidentiality of information entrusted to them by the Company or its customers and suppliers that is not known to the general public, except when disclosure is authorized or legally mandated. "Confidential information" includes all non-public information that might be of use to competitors, or harmful to the company or its customers, if disclosed. This obligation to protect confidential information does not cease when an employee or director leaves the Company. Any questions about whether information is confidential should be directed to the Company's Corporate Counsel.

VII.  FAIR  DEALING

Each employee and director shall endeavor to deal fairly with our stockholders, competitors, suppliers, customers and employees. No employee or director shall take unfair advantage of any other person through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other unfair practice.

VIII.  PROTECTION  AND  PROPER  USE  OF  THE  COMPANY'S  ASSETS

All employees and directors have a duty to protect the Company's assets and ensure the assets' efficient use. Theft, carelessness and waste have a direct impact on the Company's profitability. The Company's assets should be used only for legitimate business purposes and employees and directors should take measures to ensure against their theft, damage or misuse. These assets include intellectual property such as trademarks, business and marketing plans, salary information and any unpublished financial data and reports. Any unauthorized use or distribution of this information is a violation of this Code.

IX.  ACCURACY  OF  RECORDS  AND  REPORTING

All of the Company's books, records, accounts and financial statements must be maintained in reasonable detail, must appropriately reflect the matters to which they relate and must conform both to applicable legal requirements and to the Company's system of internal controls. The making of false or misleading records or documentation is strictly prohibited. The Company complies with all laws and regulations regarding the preservation of records. Records should be retained or destroyed only in accordance with the Company's document retention practices. Also, in certain cases when litigation is pending or can reasonably be foreseen, the Company may be required to preserve documents and records (including computer records) at times when they might otherwise be destroyed. Any questions about these policies should be directed to the Company's Corporate Counsel.

X.  DISCLOSURE  CONTROLS  AND  PROCEDURES

We are required by SEC rules to maintain effective "disclosure controls and procedures" so that financial and non-financial information we are required to report to the SEC is timely and accurately reported both to our senior management and in the filings we make. All employees are expected, within the scope of their employment duties, to support the effectiveness of our disclosure controls and procedures. To that end, it is our policy to promote the full, fair, accurate, timely and understandable disclosure in reports and documents that we file or furnish with the SEC and otherwise communicate to the public.

XI.  INTERACTION  WITH  PUBLIC  OFFICIALS

When dealing with public officials, employees and directors must avoid any activity that is or appears illegal or unethical. The giving of gifts, including meals, entertainment, transportation and lodging, to government officials in the various branches of U.S. government, as well as state and local governments, is restricted by law. Employees and directors must obtain pre-approval from the Company's Corporate Counsel before providing anything of value to a government official or employee. The foregoing does not apply to personal lawful political contributions.

In addition, the U.S. Foreign Corrupt Practices Act prohibits giving anything of value, directly or indirectly, to officials of foreign governments or foreign political candidates in order to obtain or retain business. Illegal payments to government officials of any country are strictly prohibited.

The Company's policy is to cooperate with any inquiries by government officials to the full extent required by law. Should you receive any inquiries by government officials regarding the Company or your activities as an employee of the Company, you should immediately direct those inquiries to the Company Corporate Counsel. In most instances, the Corporate Counsel shall advise you on how to respond to these inquiries.

                                   COMPLIANCE

We understand that no code or policy can address every scenario or answer every question. To ensure that all employees and directors can obtain prompt answers to their questions and inquiries, we have implemented the following policies and procedures.

I.  CORPORATE  COUNSEL

The Company Corporate Counsel is an outside attorney, William M. Warren, of the firm Loe, Warren, Rosenfield, Kaitcer & Hibbs, P.C. The Company's Corporate Counsel has been designated with responsibility for overseeing and monitoring compliance with this Code. He makes periodic reports to the Company's Audit Committee regarding the implementation and effectiveness of this Code as well as the Company's policies and procedures to ensure compliance with this Code.

The Company's Corporate Counsel may be reached at (817) 377-0060 or bwarren@loewarren.com. If you wish to communicate any matter anonymously, we will maintain the confidentiality of your communication to the extent possible under applicable laws. Communications intended to be confidential should be mailed in writing without indicating your name or address to William M. Warren, Loe, Warren, Rosenfield, Kaitcher & Hibbs, P.O. Box 100609, Fort Worth, Texas 76185-0069.

II.  REPORTING  VIOLATIONS

A special procedure for handling complaints about accounting matters has been established. Complaints regarding accounting, internal accounting controls or auditing matters, including questionable accounting or auditing, shall be reported by calling 800-869-9607. Employees are not required to give their names, and the reports will be handled anonymously. In other cases, all employees are encouraged to speak with their supervisors, managers or other appropriate personnel when in doubt about the best course of action in a particular situation. In most other non-accounting cases, employees and directors should address any questions regarding this Code to the Company's Corporate Counsel.

We encourage all employees to report promptly any actual or apparent violations of this Code. The Company does not permit retaliation or discrimination of any kind against employees who reasonably believe there has been possible illegal or unethical conduct and who in good faith report these concerns to us. However, it is a violation of our policy for any employee to communicate a report claiming illegal or unethical conduct which the employee knows to be false.

III.  INVESTIGATIONS

Reported violations will be promptly investigated. The person reporting the violation should not conduct an investigation on his or her own. However, employees and directors are expected to cooperate fully with any investigation made by the Company or any of its representatives.

IV.  ACCOUNTABILITY

Employees and directors who violate this Code may be subject to disciplinary action, including termination of employment. Knowledge of a violation and failure to promptly report or correct the violation may also subject an employee or director to disciplinary action. Some violations of this Code are illegal and may subject the employee or director to civil and criminal liability.

                            THE LEATHER FACTORY, INC.
          SUPPLEMENTAL CODE OF ETHICS FOR THE SENIOR FINANCIAL OFFICERS
                            ADOPTED FEBRUARY 26, 2004

INTRODUCTION: The Board of Directors (the "Board") of The Leather Factory, Inc. or "Company" has adopted the following Supplemental Code of Ethics (the
"Supplemental Code") that applies to the Company's Chief Executive Officer, Chief Financial Officer and the Controller (the "Senior Financial Officers"). This Supplemental Code sets forth the ethical standards that the Senior Financial Officers shall follow and is intended to constitute a code of ethics within Item 406 of Regulation S-K of the Securities and Exchange Commission. This Supplemental Code is in addition to the Company Code of Conduct and Ethics, which continues to apply to all employees of the Company, including the Senior Financial Officers.

PURPOSE: The Board of Directors has developed and adopted this Supplemental Code for the Senior Financial Officers to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable governmental rules and regulations.

RESPONSIBILITIES:  The  Senior  Financial  Officers  are  expected  to:

- Promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Promote a reporting and disclosure system designed to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in the Company's other public communications;

- Promote compliance with applicable laws, rules and regulations of federal, state and local governmental entities;

- Be an example of ethical behavior as a responsible leader in the work environment and the community;

- Share knowledge and maintain skills important and relevant to stockholders' needs;

- Create an environment at the Company that (a) encourages employees to talk to supervisors, managers and other appropriate personnel when in doubt about the best course of action in a particular situation; (b) encourages employees to report violations of laws, rules and regulations to appropriate personnel; and
(c) informs employees that the Company will not allow retaliation for good faith reports; and

- Act in a manner that promotes employee behavior that is consistent with these responsibilities and reasonably deters wrongdoing.

VIOLATIONS: Any deviation from the Supplemental Code is grounds for disciplinary action, up to and including dismissal.

A copy of this is delivered to all employees of the Company. Any employee may report violations of this Supplemental Code in the manner provided in the Company's Code of Business Conduct and Ethics. It is against Company policy to retaliate against any employee for good faith reporting of violations of this Supplemental Code, violations of the law or financial or ethical misconduct.

EXHIBIT  23.1

                         CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-81214) pertaining to the Employee Stock Ownership Plan and Trust of The Leather Factory, Inc. and the Registration Statement (Form S-8 No. 333-07147) pertaining to the 1995 Stock Option Plan of The Leather Factory, Inc. of our report dated February 6, 2003, with respect to the consolidated financial statements and schedule of The Leather Factory, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2003.


/s/  Hein  +  Associates  LLP

HEIN  +  ASSOCIATES  LLP


Dallas,  Texas
March  24,  2004

EXHIBIT  23.2


                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-81214) pertaining to the Employee Stock Ownership Plan and Trust of The Leather Factory, Inc. and the Registration Statement (Form S-8 No. 333-07147) pertaining to the 1995 Stock Option Plan of The Leather Factory, Inc. of our report dated February 17, 2004, with respect to the consolidated financial statements and schedule of The Leather Factory, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2003.


/s/  Weaver  &  Tidwell  LLP

WEAVER  &  TIDWELL  LLP


Fort  Worth,  Texas
March  24,  2004

EXHIBIT  31.1
                           RULE 13A-4(A) CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. 33-8238] for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  [Left  blank  intentionally  SEC  Rel.  No.  33-8238];

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:     March  29,  2004
                                         /s/  Wray  Thompson
                                         Wray  Thompson
                                         Chief  Executive  Officer
                                         (principal  executive  officer)

EXHIBIT  31.2
                           RULE 13A-4(A) CERTIFICATION

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. 33-8238] for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  [Left  blank  intentionally  SEC  Rel.  No.  33-8238];

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:     March  29,  2004
                                   /s/  Shannon  L.  Greene
                                   Shannon  L.  Greene
                                   Chief  Financial  Officer  and  Treasurer
                                   (principal financial and accounting officer)

EXHIBIT  32.1


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of The Leather Factory, Inc. for the fiscal year ended December 31, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
ii. The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.


March  29,  2004             By:  /s/  WRAY  THOMPSON
                             WRAY  THOMPSON
                             CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER


March  29,  2004             By:  /s/  SHANNON  L.  GREENE
                             SHANNON  L.  GREENE
                             CHIEF  FINANCIAL OFFICER AND TREASURER