Form 10-Q
period 2004-03-31
LEATHER FACTORY INC
filed 2004-05-14
CIK 909724

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  March  31,  2004

or

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

                                  Yes ___X____  No _______

     Indicate  by  check  mark  whether  the registrant is an accelerated filer.

                                  Yes ________  No ___X___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares outstanding as
              Class                                          of  May  10,  2004
---------------------------------------------              ---------------------
Common  Stock,  par  value  $.0024  per share                    10,555,661

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                                TABLE OF CONTENTS
                                -----------------

                                                                                    PAGE NO.
                                                                                    --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     March 31, 2004 and December 31, 2003                                                  3

    Consolidated Statements of Income
     Three months ended March 31, 2004 and 2003                                            4

    Consolidated Statements of Cash Flows
     Three months ended March 31, 2004 and 2003                                            5

    Consolidated Statements of Stockholders' Equity
     Three months ended March 31, 2004 and 2003                                            6

    Notes to Consolidated Financial Statements                                             7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                  10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk            .        15

  Item 4.  Controls and Procedures                                                        15

PART II.  OTHER INFORMATION

  Item 5.  Changes in Securities                                                          16

  Item 6.  Exhibits and Reports on Form 8-K                                               16

SIGNATURES                                                                                16


                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,     December 31,
                                                                                      2004           2003
                                                                                  -----------   -------------
                                                                                  (unaudited)
                                ASSETS
CURRENT ASSETS:
  Cash                                                                            $ 1,678,607   $   1,728,344
  Accounts receivable-trade, net of allowance for doubtful accounts
      of $63,000 and $31,000 in 2004 and 2003, respectively                         3,055,545       1,828,738
  Inventory                                                                        11,392,312      11,079,893
  Prepaid income taxes                                                                      -         206,023
  Deferred income taxes                                                               161,674         134,312
  Other current assets                                                              1,054,036         702,236
                                                                                  ------------  --------------
    Total current assets                                                           17,342,174      15,679,546
                                                                                  ------------  --------------

PROPERTY AND EQUIPMENT, at cost                                                     5,689,106       5,574,992
  Less-accumulated depreciation and amortization                                   (3,784,460)     (3,669,099)
                                                                                  ------------  --------------
    Property and equipment, net                                                     1,904,646       1,905,893

GOODWILL, net of accumulated amortization of $757,000 and
  $758,000 in 2004 and 2003, respectively                                             731,094         704,235
OTHER INTANGIBLES, net of accumulated amortization of
  $178,000 and $164,000, in 2004 and 2003, respectively                               439,493         432,549
OTHER assets                                                                          322,107         336,183
                                                                                  ------------  --------------
                                                                                  $20,739,514   $  19,058,406
                                                                                  ============  ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $ 2,355,092   $   1,545,079
  Accrued expenses and other liabilities                                            1,113,237       1,000,427
  Income taxes payable                                                                229,631               -
  Notes payable and current maturities of long-term debt                                    -           1,134
                                                                                  ------------  --------------
    Total current liabilities                                                       3,697,960       2,546,640
                                                                                  ------------  --------------

DEFERRED INCOME TAXES                                                                 216,877         209,289

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                         1,267,984       1,792,984

COMMITMENTS AND CONTINGENCIES                                                               -               -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value; 20,000,000 shares authorized,
      none issued or outstanding                                                            -               -
  Common stock, $0.0024 par value; 25,000,000 shares authorized, 10,525,661 and
      10,487,961 shares issued and outstanding at 2004 and 2003, respectively          25,261          25,171
  Paid-in capital                                                                   4,755,208       4,673,158
  Retained earnings                                                                10,775,685       9,804,719
  Less: Notes receivable - secured by common stock                                    (15,000)        (20,000)
  Accumulated other comprehensive income                                               15,539          26,445
                                                                                  ------------  --------------
    Total stockholders' equity                                                     15,556,693      14,509,493
                                                                                  ------------  --------------
                                                                                  $20,739,514   $  19,058,406
                                                                                  ============  ==============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                      2004          2003
                                                  -----------  ------------
NET SALES                                         $12,180,877  $10,560,085
COST OF SALES                                       5,455,964    4,914,581
                                                  -----------  ------------
    Gross profit                                    6,724,913    5,645,504
OPERATING EXPENSES                                  5,277,778    4,529,832
                                                  -----------  ------------
INCOME FROM OPERATIONS                              1,447,135    1,115,672

OTHER EXPENSE:
  Interest expense                                     13,638       63,352
  Other, net                                            1,737      (30,818)
                                                  -----------  ------------
    Total other expense                                15,375       32,534
                                                  -----------  ------------
INCOME BEFORE INCOME TAXES                          1,431,760    1,083,138
PROVISION FOR INCOME TAXES                            460,794      308,620
                                                  -----------  ------------
NET INCOME                                        $   970,966  $   774,518
                                                  ===========  ============

  NET INCOME PER COMMON SHARE - BASIC             $      0.09  $      0.08
                                                  ===========  ============

  NET INCOME PER COMMON SHARE - DILUTED           $      0.09  $      0.07
                                                  ===========  ============

  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                          10,506,995   10,177,433
    Diluted                                        11,011,122   10,793,464

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                             2004          2003
                                                                         -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   970,966   $   774,518
  Adjustments to reconcile net income to net
   cash provided by operating activities-
     Depreciation & amortization                                             129,418       125,031
     Loss on disposal of assets                                                    -         9,371
     Deferred income taxes                                                   (19,774)       24,479
     Other                                                                    (9,766)       10,609
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                     (1,226,807)     (829,103)
       Inventory                                                            (267,966)       22,759
       Income taxes                                                          435,654       187,386
       Other current assets                                                 (351,800)     (352,038)
       Accounts payable                                                      810,013       (90,543)
       Accrued expenses and other liabilities                                112,810    (1,507,392)
                                                                         -----------   ------------
     Total adjustments                                                      (388,218)   (2,399,441)
                                                                         -----------   ------------
      Net cash provided by (used in) operating activities                    582,748    (1,624,923)
                                                                         -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (82,115)      (93,972)
  Payments in connection with businesses acquired                           (125,452)            -
  Proceeds from sale of assets                                                     -         6,217
  Increase in other assets                                                    14,076       (17,197)
                                                                         -----------   ------------
      Net cash used in investing activities                                 (193,491)     (104,952)
                                                                         -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                         (525,000)    1,597,065
  Payments on notes payable and long-term debt                                (1,134)       (1,600)
  Decrease in cash restricted for payment on revolving credit facility             -        90,186
  Payments received on notes secured by common stock                           5,000             -
  Proceeds from issuance of common stock                                      82,140        47,655
                                                                         -----------   ------------
      Net cash provided by (used in) financing activities                   (438,994)    1,733,306
                                                                         -----------   ------------
NET CHANGE IN CASH                                                           (49,737)        3,431

CASH, beginning of period                                                  1,728,344       101,557
                                                                         -----------   ------------
CASH, end of period                                                      $ 1,678,607   $   104,988
                                                                         ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $    16,205   $    59,930
  Income taxes paid during the period, net of (refunds)                       44,914        41,620


   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                     NUMBER OF SHARES   PAR VALUE   PAID-IN CAPITAL   RETAINED EARNINGS
BALANCE, December 31, 2002                                 10,149,961  $   24,360  $      4,163,901   $       7,064,345

Payments on notes receivable-secured by common stock                -           -                 -                   -

Shares issued - stock options exercised                        62,500         150            47,506                   -

Net income                                                          -           -                 -             774,518

Translation adjustment                                              -           -                 -                   -
                                                     ----------------  ----------  ----------------   -----------------
BALANCE, March 31, 2003                                    10,212,461  $   24,510  $      4,211,407   $       7,838,863
                                                     ================  ==========  ================   =================


BALANCE, December 31, 2003                                 10,487,961  $   25,171  $     4,673,158    $       9,804,719

Payments on notes receivable-secured by common stock                -           -                -                    -

Shares issued - stock options exercised                        37,700          90           82,050                    -

Net income                                                          -           -                -              970,966

Translation adjustment                                              -           -                -                    -
                                                     ----------------  ----------  ----------------   -----------------
BALANCE, March 31, 2004                                    10,525,661  $   25,261  $     4,755,208    $      10,775,685
                                                     ================  ==========  ================   =================

                                                         NOTES RECEIVABLE -      ACCUMULATED OTHER                   COMPREHENSIVE
                                                     SECURED BY COMMON STOCK  CUMULATIVE INCOME (LOSS)    TOTAL      INCOME (LOSS)
                                                     -----------------------  ------------------------  -----------  -------------
BALANCE, December 31, 2002                           $              (44,003)  $               (38,541)  $11,170,062

Payments on notes receivable-secured by common stock                      -                         -             -

Shares issued - stock options exercised                                   -                         -        47,656

Net income                                                                -                         -       774,518  $     774,518

Translation adjustment                                                    -                    10,609        10,609         10,609
                                                     -----------------------  ------------------------  -----------  -------------
BALANCE, March 31, 2003                              $              (44,003)  $               (27,932)  $12,002,845
                                                     =======================  ========================  ===========
Comprehensive income for the three months ended March 31, 2003                                                       $     785,127
                                                                                                                     =============

BALANCE, December 31, 2003                           $              (20,000)  $                26,445   $14,509,493

Payments on notes receivable-secured by common stock                  5,000                         -         5,000

Shares issued - stock options exercised                                   -                         -        82,140

Net income                                                                -                         -       970,966  $     970,966

Translation adjustment                                 -                                      (10,906)      (10,906)       (10,906)
                                                     -----------------------  ------------------------  -----------  -------------
BALANCE, March 31, 2004                              $              (15,000)  $                15,539   $15,556,693
                                                     =======================  ========================  ===========
Comprehensive income for the three months ended March 31, 2004                                                       $     960,060
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

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION  AND  CERTAIN  SIGNIFICANT  ACCOUNTING  POLICIES

In the opinion of management, the accompanying consolidated financial statements for The Leather Factory, Inc. and its consolidated subsidiaries (TLF) contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2004 and December 31, 2003, and its results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent  Accounting  Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, "Consolidation of Variable Interest Entities (VIE's)," an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R (revised December 2003) which delayed the application of FIN 46 to TLF until the interim period ended March 31, 2004, and provides additional technical clarifications to implementation issues. The application of this interpretation did not have a material impact on the Company's consolidated financial statements for the quarter.
Revenue  Recognition

The Company recognizes revenue for over-the-counter sales as transactions occur and other sales upon shipment of product provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally is the case. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

Inventory

Inventory is stated at the lower of cost or market and is accounted for on the "first in, first out" method. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand. The components of inventory consist of the following:

                                                 AS OF
                                   MARCH 31, 2004    DECEMBER 31, 2003
                                   --------------    -----------------
Finished goods held for sale       $   10,323,322        $   9,902,140
Raw materials and work in process       1,068,990            1,177,753
                                   --------------    -----------------
                                   $   11,392,312        $  11,079,893
                                   ==============    =================

Goodwill  and  Other  Intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2003, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first quarter of 2004.

Other  intangibles  consist  of  the  following:



                                  AS OF MARCH 31, 2004                 AS OF DECEMBER 31, 2003
                        --------------------------------------    ---------------------------------
                                         ACCUMULATED                          ACCUMULATED
                            GROSS       AMORTIZATION     NET         GROSS   AMORTIZATION   NET
                        --------------  ------------  --------     --------  ------------  --------
Trademarks, Copyrights  $      544,369  $    147,393  $396,976     $544,369  $    138,320  $406,049
Non-Compete Agreements          73,000        30,483    42,517       52,000        25,500    26,500
                        --------------  ------------  --------     --------  ------------  --------
                        $      617,369  $    177,876  $439,493     $596,369  $    163,820  $432,549
                        ==============  ============  ========     ========  ============  ========

The Company recorded amortization expense of $14,056 during the first quarter of 2004 compared to $12,740 during the first quarter of 2003. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:


                                        ROBERTS,
      LEATHER FACTORY   TANDY LEATHER   CUSHMAN    TOTAL
      ----------------  --------------  --------  -------
2004  $      5,954      $     54,004    $    0    $59,958
2005         5,954            38,004         0     43,958
2006         5,954            37,337         0     43,291
2007         5,954            36,504         0     42,458
2008         5,954            33,337         0     39,291


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

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three months ended March 31, 2004 and 2003, on a pro forma basis, would have been as follows:

                                                                               2004      2003
                                                                             --------  --------
Net income, as reported                                                      $970,966  $774,518

Add: Stock-based compensation expense included in reported net income               -         -

Deduct: Stock-based compensation expense determined under fair value method    27,145    20,266
                                                                             --------  --------
Net income, pro forma                                                        $943,821  $754,252
                                                                             ========  ========

Net income per share:
Basic - as reported                                                          $   0.09  $   0.08
Basic - pro forma                                                            $   0.09  $   0.07

Diluted - as reported                                                        $   0.09  $   0.07
Diluted - pro forma                                                          $   0.09  $   0.07

The fair values of stock options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.125% and 3.00% for 2004 and 2003, respectively; dividend yields of 0% for both periods; volatility factors of .696 for 2004 and .725 for 2003; and an expected life of the valued options of 5 years.

3.  EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                  Three Months Ended March 31,
                                                       2004         2003
                                                    -----------  -----------
Net income                                          $   970,966  $   774,518
                                                    -----------  -----------
Numerator for basic and diluted earnings per share      970,966      774,518

Denominator for basic earnings per share -
  weighted-average shares                            10,506,995   10,177,433

Effect of dilutive securities:
Stock options                                           462,562      442,884
Warrants                                                 41,565      173,147
                                                    -----------  -----------
Dilutive potential common shares                        504,127      616,031
                                                    -----------  -----------
Denominator for diluted earnings per share -
  weighted-average shares                            11,011,122   10,793,464
                                                    ===========  ===========

Basic earnings per share                            $      0.09  $      0.08
                                                    ===========  ===========
Diluted earnings per share                          $      0.09  $      0.07
                                                    ===========  ===========

The net effect of converting stock options and warrants to purchase 825,200 and 747,200 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2004 and 2003, respectively.


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


                                      THE LEATHER FACTORY    TANDY LEATHER COMPANY    ROBERTS, CUSHMAN & CO      TOTAL
FOR THE QUARTER ENDED MARCH 31, 2004
Net sales                             $         8,443,091   $            3,166,738   $              571,048  $12,180,877
Gross profit                                    4,575,838                1,926,649                  222,426    6,724,913
Operating earnings                              1,078,409                  301,567                   67,159    1,447,135
Interest expense                                  (13,638)                       -                        -      (13,638)
Other, net                                         (1,803)                      66                        -       (1,737)
Income before income taxes                      1,062,968                  301,633                   67,159    1,431,760

     Depreciation and amortization                102,028                   25,153                    2,237      129,418
     Fixed asset additions                         39,737                   38,043                    4,335       82,115
     Total assets                     $        16,731,246   $            3,079,605   $              928,663  $20,739,514

FOR THE QUARTER ENDED MARCH 31, 2003
Net sales                             $         8,201,258   $            1,864,539   $              494,288  $10,560,085
Gross profit                                    4,297,502                1,181,332                  166,670    5,645,504
Operating earnings                                923,637                  146,993                   45,042    1,115,672
Interest expense                                  (63,352)                       -                        -      (63,352)
Other, net                                         31,290                     (472)                       -       30,818
Income before income taxes                        891,575                  146,521                   45,042    1,083,138

     Depreciation and amortization                106,367                   15,839                    2,825      125,031
     Fixed asset additions                         39,497                   54,475                        -       93,972
     Total assets                     $        17,364,513   $            2,447,611   $              845,938  $20,658,062

Net  sales  for  geographic  areas  were  as  follows:

                           THREE  MONTHS  ENDED

                      MARCH 31, 2004   MARCH 31, 2003
                      --------------   --------------
United States         $   11,285,857   $    9,870,636
All other countries          895,020          689,449
                      --------------   --------------
                      $   12,180,877  $    10,560,085
                     ===============  ===============

Geographic sales information is based on the location of the customer. No single foreign country accounted for any material amounts of the Company's consolidated net sales for the three-month periods ended March 31, 2004 and 2003. The Company does not have any significant long-lived assets outside of the United States.


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

Tandy Leather is the oldest and best-known supplier of leather and related supplies used in the leathercraft industry. From its founding in 1919, Tandy has been the primary leathercraft resource worldwide. Products include quality tools, leather, accessories, kits and teaching materials. In early 2002, we initiated a plan to expand Tandy Leather by opening retail stores. As of April 15, 2004, we have opened 30 Tandy Leather retail stores located throughout the United States.

Cushman, whose origins date back to the mid-1800's, custom designs and manufactures a product line of decorative hat trims for headwear manufacturers.

CRITICAL  ACCOUNTING  POLICIES

A description of the Company's critical accounting policies appears in "Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS  OF  OPERATIONS

The following tables present selected financial data of each of the Company's three segments for the quarters ended March 31, 2004 and 2003:

                         QUARTER ENDED                  QUARTER ENDED
                         MARCH 31, 2004                 MARCH 31, 2003
                  --------------------------        -----------------------
                                   OPERATING                     OPERATING
                     SALES          INCOME             SALES       INCOME
                  ------------  ------------        -----------  ----------
Leather Factory   $  8,443,091  $  1,078,409        $ 8,201,258  $  923,637
Tandy Leather        3,166,738       301,567          1,864,539     146,993
Roberts, Cushman       571,048        67,160            494,288      45,042
                  ------------  ------------        -----------  ----------
Total Operations  $ 12,180,877  $  1,447,135        $10,560,085  $1,115,672
                  ============  ============        ===========  ==========

Consolidated net sales for the quarter ended March 31, 2004 increased $1.6 million, or 15.4%, compared to the same period in 2003. Leather Factory contributed $242,000 to the increase, Tandy contributed $1.3 million and Cushman recorded a sales increase of $77,000. Operating income on a consolidated basis for the quarter ended March 31, 2004 was up 29.7% or $331,000 over the first quarter of 2003.

The following table shows in comparative form our consolidated net income for the first quarters of 2004 and 2003:

                           2004       2003      % CHANGE
                         ---------  ---------   --------
Net income               $ 970,966  $ 774,518     25.4%

While our Leather Factory operation recorded 69.3% of our sales in the quarter, the continued growth and expansion of the Tandy Leather retail operation is responsible for the majority of the improvement in our consolidated net income.

LEATHER  FACTORY  OPERATIONS

Net sales from Leather Factory's 30 wholesale centers increased 2.95%, or $242,000, for the first quarter of 2004.

The following table presents TLF's sales mix by customer categories for the quarters ended March 31, 2004 and 2003:

                                                                                          QUARTER ENDED
CUSTOMER GROUP                                                                         3/31/04         3/31/03
-------------------------------------------------------------------------------------  -------         --------
  RETAIL (end users, consumers, individuals)                                               23%              23%
  INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)           7%               8%
  WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)      45%              42%
  NATIONAL ACCOUNTS                                                                        19%              21%
  MANUFACTURERS                                                                             6%               6%
                                                                                       -------         --------
                                                                                          100%             100%
                                                                                       =======         ========

Our biggest sales gains were in our WHOLESALE and MANUFACTURER customer groups. We believe that in both cases, new advertising programs begun in the second half of 2003 contributed to these gains. Sales to our small business customers (part of our WHOLESALE group) were up approximately 30% over sales to that same customer group a year ago. Sales to small manufacturers were up 11% from last year. Although the percent of national account sales decreased in the first quarter of 2004 compared to that same quarter in 2003, we renewed two of our large accounts during the first quarter. We anticipate that these renewals will produce increased sales for our NATIONAL ACCOUNT customer group later in 2004.

Operating income for Leather Factory increased $155,000 for the current quarter compared to 2003, an improvement of 16.7%. Operating expenses as a percentage of sales were 41.4%, slightly higher ($120,000) than our target of 40% of sales. Advertising and marketing expenses were up slightly this quarter due to expanding direct mail programs in an attempt to increase market awareness and target new customer sub-groups. We also increased our bad debt reserve by $32,000 to $63,000 at the end of the first quarter, as a result of a few customer accounts whose collectability appears questionable.

TANDY  LEATHER  OPERATIONS

The Tandy Leather retail store chain has grown from 19 stores at March 31, 2003 to 29 a year later. Net sales for Tandy Leather were up approximately 70% for the first quarter of 2004 over the same quarter last year.

                                  QTR ENDED   QTR ENDED     $INCR      % INCR
                                    3/31/04     3/31/03     (DECR)      (DECR)
                                  ----------  ----------  ----------  ---------
Same (existing) store sales       $1,832,591  $1,806,293  $   26,298      1.46%
New store sales                    1,334,147      57,187   1,276,960        N/A
Order fulfillment house - closed           -       1,059      (1,059)  (100.00)
                                  ----------  ----------  ----------  ---------
Total sales                       $3,166,738  $1,864,539  $1,302,199     69.84%
                                  ==========  ==========  ==========  =========

A store is categorized as "new" if it was operating less than half of the comparable period in the prior year. In the above table, the sales amount for "new store sales" for the quarter ended March 31, 2003 represents the sales from the four stores opened in February and March 2003.

Sales in the current quarter were solid - although as the table above indicates, our existing stores did not produce as strongly as we expected. The results are uneven, with existing stores reporting sales gains ranging from 4% to 48% for the quarter. We produced and mailed a sales flyer in a new format during the quarter that failed to produce the sales that we expected. We have gone back to our more traditional format for sales flyers, expecting it to produce more customer interest. The retail stores that are at least three months old are averaging approximately $38,000 in sales per month.

The following table presents Tandy Leather's sales mix by customer categories for the quarters ended March 31, 2004 and 2003:

                                                                                          QUARTER ENDED
CUSTOMER GROUP                                                                         3/31/04         3/31/03
-------------------------------------------------------------------------------------  -------         -------
  RETAIL (end users, consumers, individuals)                                               74%             72%
  INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)           4               4
  WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)      20              23
  NATIONAL ACCOUNTS                                                                         -               -
  MANUFACTURERS                                                                             2               1
                                                                                       -------         -------
                                                                                          100%            100%
                                                                                       =======         =======

Operating income as a percentage of sales increased from 7.9% in the first quarter of 2003 to 9.5% in the first quarter of 2004. Our gross margin decreased from 63.4% to 60.8% due to an increase in leather sales at the Tandy stores during the current quarter. As discussed in previous filings, leather is our lowest gross margin category. We offset that low margin by the other products that we sell. Operating expenses as a percentage of sales decreased from 55.5% to 51.3% due primarily to the increase in leverage obtained as a result of the significant sales increase.

ROBERTS,  CUSHMAN  OPERATIONS

Net sales for Cushman increased $77,000 or 15.5% for the first quarter of 2004, and improved its gross profit margin from 34% to 39%. Operating income for Cushman increased $22,000 or 49.1%. We eliminated one management position in the operation at the beginning of 2004, which contributed to the improvement in operating income.

COSTS  AND  EXPENSES
Our consolidated gross profit as a percent of net sales increased to 55.2% for the first quarter of 2004, compared with 53.5% for the same period in 2003. Operating expenses ($5.3 million) were 43.3% of net sales in the first quarter of 2004, compared with $4.5 million, or 42.9% of net sales in the first three months of 2003.

Interest expense in the first quarter of 2004 ($14,000) was down 78.5% from the first quarter of 2003 ($63,000) due to the decrease in the outstanding debt balance.

CAPITAL  RESOURCES,  LIQUIDITY  AND  FINANCIAL  CONDITION
---------------------------------------------------------

There was a slight change (approximately 9%) in our consolidated total assets from December 31, 2003 to March 31, 2004, increasing from $19.0 million at year-end to $20.7 million at March 31. Our accounts receivable accounted for the majority of the increase. Total stockholders' equity increased from $14.5 million at December 31, 2003 to $15.5 million at March 31, 2004. Most of the increase was from earnings in the first quarter of this year. The Company's current ratio fell slightly from 6.16 at December 31, 2003 to 4.69 at March 31, 2004.

Inventory increased by $312,000 at March 31, 2004 from year-end 2003. Inventory turnover increased to an annualized rate of 4.34 times during the first quarter of 2004, from 3.47 times for the first quarter of 2003 and 3.51 times for all of 2003. We compute our inventory turns as sales divided by average inventory. Inventory management is a significant factor in our financial position. We strive to maintain the optimal amount of inventory throughout the system in order to fill customer orders timely without tying up too much working capital. We are pleased with our achievement in this area as of the end of the quarter and continue to monitor our inventory levels in order to maximize optimum availability.

The Company's investment in accounts receivable was $3.1 million at March 31, 2004, up $1.2 million from $1.8 million at year-end 2003. This is a result of an increase in credit sales to our national accounts during the quarter ended March 31, 2004 as compared to that of the quarter ended December 31, 2003. The average days to collect accounts slowed slightly over the first quarter of 2003 from 45.0 days to 47.2 days. Cushman posted the most improvement in average days to collect accounts, from 66.7 days in 2003 to 50.1 days for the first quarter of 2004, respectively. Leather Factory and Tandy Leather's days to collect were 44.7 and 39.0 days in the first quarter of 2004 compared to 41.1 and 39.6 days in the first quarter of 2003, respectively.

Accounts payable increased $810,000 to $2.4 million at the end of the first quarter, due primarily to the increase in inventory purchases to support the increased sales and the negotiations with some vendors for longer payment terms. Accrued expenses and other liabilities increased $113,000.

During the first quarter of 2004, cash flow provided by operating activities was $583,000. The net income generated for the quarter and the increase in accounts payable contributed to the cash flow, offset somewhat by the increase in accounts receivable. Cash flow used in investing activities totaled $193,000. $125,000 of this was for the assets purchases of the Syracuse, NY and St. Louis, MO Tandy Leather retail stores. Equipment purchased during the quarter totaled $82,000. Most of the equipment purchased was for the new Tandy Leather stores. Cash flow used by financing activities was $439,000, consisting of payments on our revolving credit facility during the quarter totaling $525,000, offset primarily by stock option exercises by employees.

At March 31, 2003, our bank debt totaled $5.8 million. At March 31, 2004, the balance was $1.3 million, a decrease of 77%.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy Leather's retail store chain from a combination of current cash balances, internally generated funds and our revolving credit facility with Wells Fargo, which is based upon the level of the our accounts receivable and inventory. At March 31, 2004, the available and unused portion of the credit facility was approximately $3.7 million.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

For disclosures about market risk affecting the Company, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2003. The Company believes that its exposure to market risks has not changed significantly since December 31, 2003.

ITEM  4.  CONTROLS  AND  PROCEDURES

At the end of the first quarter of 2004, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the results and forms adopted by the Securities and Exchange Commission.

During the period covered by this report, there has been no change in the Company's internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

Limitations on the Effectiveness of Controls. Our management, including the President, Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all error and all fraud. A well conceived and operating control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.


PART  II.  OTHER  INFORMATION

ITEM  5.  CHANGES  IN  SECURITIES

On February 24, 2004, the Company entered into a Capital Markets Services Engagement Agreement ("Services Agreement") with Westminster Securities Corporation ("Westminster"), a member firm of the New York Stock Exchange. Under the Services Agreement, Westminster agreed to provide the Company with capital market services, including corporate finance advisory services, research services, and sales and trading services.

For the services to be provided during the two-year term of the Services Agreement, the Company agreed to pay $4,000 per month during the contract's term. Also, the Company issued to Westminster and certain named employees warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5.00 per share, subject to adjustment for certain issuances at a per share price below $5.00 that might occur during the five-year term of the warrants.

The issuance of the warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that act. The related Financial Advisor's Warrant Agreement, dated as of February 24, 2004, contained representations as to investment intent and restrictions on transfer. Also the warrant certificates contain prominent legends stating the restrictions on transfer.

In addition, the Financial Advisor's Warrant Agreement grants demand and piggyback registration rights to the holders of the warrants to facilitate resale of the Company's common stock upon exercise of the warrants.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

EXHIBIT NUMBER  EXHIBIT
--------------  ---------------------------------------------------------------------------------------------------------
     4.1        Financial Advisor's Warrant Agreement, dated February 24, 2004, between The Leather Factory, Inc.
                and Westminster Securities Corporation
     4.2        Capital Markets Services Engagement Agreement, dated February 24, 2004, between The Leather
                Factory, Inc. and Westminster Securities Corporation
    31.1        13a-4(a) Certification by Wray Thompson, Chairman of the Board and Chief Executive Officer
    31.2        13a-4(a) Certification by Shannon L. Greene, Chief Financial Officer and Treasurer
    32.1        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002

(b)  Reports  on  Form  8-K
     ----------------------

On March 9, 2004, the Company filed a report on Form 8-K in which we furnished under Items 7 and 12.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE  LEATHER  FACTORY,  INC.
                                      (Registrant)

Date:  May  14,  2004         By:   /s/  Wray  Thompson
                                    --------------------
                              Wray  Thompson
                              Chairman of the Board and Chief Executive Officer

Date:  May  14,  2004         By:  /s/Shannon  L.  Greene
                                   ----------------------
                              Shannon  L.  Greene
                              Chief  Financial Officer and Treasurer
                              (Chief Accounting Officer)

EXHIBIT  4.1

     FINANCIAL ADVISOR'S WARRANT AGREEMENT dated as of February 24, 2004, ("Engagement Date") between THE LEATHER FACTORY, INC., a Delaware corporation (the "Company"), and WESTMINSTER SECURITIES CORPORATION, a New York corporation and its assignees or designees (hereinafter referred to variously as a "Holder" or "Financial Advisor").

                              W I T N E S S E T H:

WHEREAS, the Financial Advisor has agreed pursuant to the Engagement Agreement dated as of February 24, 2004 (the "Engagement Agreement"), between the Financial Advisor and the Company, to act as financial advisor to the Company.

WHEREAS, pursuant to the Engagement Agreement, the Company agreed to issue warrants to the Financial Advisor to purchase up to an aggregate of 50,000 shares of Common Stock (the "Financial Advisor's Warrants"); and

WHEREAS, the Financial Advisor's Warrants to be issued pursuant to this Agreement will be issued to the Financial Advisor in consideration for, and as part of the compensation in connection with, the Financial Advisor's services pursuant to the Engagement Agreement.

NOW, THEREFORE, in consideration of the premises, the agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. GRANT. The Financial Advisor is hereby granted the right to purchase, at any time from the Engagement Date until 5:00 p.m., New York time, on February 24, 2009 (5 years from the Engagement Agreement), at which time the Financial Advisor's Warrants expire, an aggregate of 50,000 shares of Common Stock, subject to adjustment as provided in Section 11 hereof (the "Financial Advisor's Securities"). Each Financial Advisor's Warrant shall entitle the holder thereof to purchase one (1) share of common stock, $0.0024 par value per share, of the Company (the "Common Stock"), at an initial exercise price of $5.00 (as defined in Section 9.3(e)) (the "Common Stock Exercise Price").

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

11.2 DILUTIVE ISSUANCES. In the event the Company issues any shares of Common Stock (or Common Stock equivalents) during the period from February 24, 2004 until a Financial Advisor's Warrant is exercised, the Company shall compute the weighted average issuance price for all issuances during the period, and, if the weighted average issuance price shall be less than $5.00, then the Common Stock Exercise Price shall, for that exercise, be equal to the weighted average issuance price for the period.

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

ATTEST:                         THE  LEATHER  FACTORY,  INC.
By:  /s/  Ronald  C.  Morgan               By:  /s/  Shannon  L.  Greene
Name:Mr.  Ronald  C.  Morgan               Name:Ns.  Shannon  L.  Greene
Title:     President                       Title:  CFO


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

                            EXERCISABLE ON OR BEFORE
                5:00 P.M., NEW YORK TIME BEFORE FEBRUARY 24, 2009
                         Financial Advisor's Warrant No.
                                  Issuable for
                          50,000 Shares of Common Stock

                               WARRANT CERTIFICATE

     This Warrant Certificate certifies that Westminster Securities Corporation, a New York corporation, is the registered holder of Warrants to purchase initially at any time from February 24, 2004 until 5:00 p.m., New York time on, February 24, 2009 ("Expiration Date"), up to 100,000 shares of Common Stock, $0.0024 par value per share, of the Company (the "Common Stock"), at an exercise price of $5.00 per share (the "Common Stock Exercise Price"), upon surrender of this Financial Advisor's Warrant Certificate and payment of the Common Stock
Exercise Price at an office or agency of the Company, but subject to the conditions set forth herein and in the Financial Advisor's Warrant Agreement dated as of February 24, 2004 among the Company and Westminster Securities Corporation (the "Warrant Agreement"). Payment of the Exercise Price shall be made either by certified or official bank check in New York Clearing House funds payable to the order of the Company or by surrender of the Financial Advisor's
Warrant  as  provided  in  the  Warrant  Agreement.

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

Dated  as  of  February  24,  2004.

ATTEST:                                 THE  LEATHER  FACTORY,  INC.

By:___________________________          By:_______________________________
     Name:                              Name:  Ms.  Shannon  Greene
Title:                                  Title:   CFO

             [FORM OF ELECTION TO PURCHASE PURSUANT TO SECTION 4.1]

     The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant Certificate, to purchase ______ shares of Common
Stock, and herewith tenders in payment for such securities a certified or official bank check payable in New York Clearing House Funds to the order of The Leather Factory, Inc. (the "Company") in the amount of $_________, all in accordance with the terms of Section 4.1 of the Financial Advisor's Warrant Agreement dated as of February 24, 2004 among the Company and Westminster Securities Corporation. The undersigned requests that a certificate for such securities be registered in the name of ____________________, whose address is __________________ and that such certificate to be delivered to____________________ whose address is _______________________, and if said number of shares shall not be all the shares purchasable hereunder, that a new Warrant Certificate for the balance of the shares purchasable under the within Warrant Certificate be registered in the name of the undersigned warrant holder or his assignee as below indicated and delivered to the address stated below.

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

Address:     ______________________________
             ______________________________

     ______________________________________
(Insert  Social  Security  or  Other  Identifying
Number  of  Holder)

                              [FORM OF ASSIGNMENT]

(TO BE EXECUTED BY THE REGISTERED HOLDER IF SUCH HOLDER DESIRES TO TRANSFER THE WARRANT CERTIFICATE.)

FOR VALUE RECEIVED ________________ hereby sells, assigns and transfers unto [NAME OF TRANSFEREE) this Warrant Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint ________________, attorney, to transfer the within Warrant Certificate on the books of the within-named Company, with full power of substitution.

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

Address:     ______________________________
             ______________________________

______________________________________
(Insert  Social  Security  or  Other  Identifying
Number  of  Holder)

      [FORM OF ELECTION TO MAKE CASHLESS EXERCISE PURSUANT TO SECTION 4.2]

     The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant Certificate, to exercise this Warrant Certificate for ________ shares of Common Stock (assuming a Market Price calculated on the basis of the last sale price for Common Stock on _________________, (the trading day immediately preceding surrender of the Warrant Certificate and this Form of Election to Make Cashless Exercise) of $_________), all in accordance with
Section 4.2 of the Financial Advisor's Warrant Agreement dated as of February 24, 2004 between the Company and Westminster Securities Corporation. The undersigned requests that a certificate for such securities be registered in the name of ________________________, whose address is ________________________
and  ________________________(attach  separate  sheet  if  necessary).


Dated:________________________

Signature:_____________________________
(Signature  must  conform  in  all
respects to name of holder as specified on the face of the Warrant Certificate.)

Address:      _______________________________
              _______________________________

______________________________________
(Insert  Social  Security  or  Other  Identifying
Number  of  Holder)

EXHIBIT  4.2

                       WESTMINSTER SECURITIES CORPORATION
                         MEMBER NEW YORK STOCK EXCHANGE
                         ------------------------------


February  24,  2004

Ms.  Shannon  L.  Greene
Chief  Financial  Officer
The  Leather  Factory,  Inc.
3827  East  Loop  820  South
Fort  Worth,  TX  76119

RE:  CAPITAL  MARKETS  SERVICES  ENGAGEMENT  AGREEMENT

Dear  Shannon,

     This agreement ("Agreement") is made and entered into this 24th day of February, 2004 between The Leather Factory, Inc., a Delaware corporation (the "Company"), and Westminster Securities Corporation, a registered broker/dealer ("Westminster"). Pursuant to this Agreement, Westminster will provide services to the Company as set forth below:

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

2.  ENGAGEMENT  PERIOD
----------------------

     This Agreement shall commence on March 1, 2004 and terminate on February 28, 2006 (the "Engagement Period") unless extended by mutual written agreement of Westminster and the Company or earlier terminated as provided for in sections 12 or 15 (b) hereof.

3.  SERVICES
------------

     Westminster may assist the Company by performing the various capital markets services ("Capital Markets Services or Services") that are listed below. In connection with Westminster providing such capital markets services to the Company, the Company shall provide Westminster with any information that Westminster deems appropriate. The Company hereby acknowledges that Westminster will be using and relying on said information without independent verification and that Westminster assumes no responsibility for the accuracy and completeness of any information provided to it by the Company. In performance of these duties, Westminster shall provide the Company with the benefits of its commercially reasonable judgment and efforts.

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

B.  COMPENSATION
----------------

Upon execution of this Agreement, the Company shall pay Westminster the following monthly fees on or before the 15th day of each month during the Engagement Period. Should a sale, merger or other business combination of the Company occur, all sums shall be immediately due and payable. Payment of engagement fees shall be as follows:

(1) Capital Markets Advisory Services - During the Engagement period, the Company shall pay Westminster $4,000 on the 15th of each month commencing March 15, 2004

(2) Additionally, the Company shall issue Westminster warrants ("Warrants") to purchase 50,000 shares of common stock of the Company which shall be exercisable for a period of five years at an exercise price of $ 5.00 per share. The Warrants shall contain customary terms, including, but not limited to, demand and piggyback registration rights, anti-dilution and a cashless exercise price.

(3) The Company agrees to pay Westminster additional fees for any and all services performed by Westminster at the request of the Company that are not specifically included in the engagement as provided for in Section 3 of this Agreement. Such additional fees shall be customary and mutually agreeable and shall be paid in full by the Company on or before the 1st day of each month after which the Company receives an invoice from Westminster.

4.  ADDITIONAL  SERVICES
------------------------

     Should the Company desire Westminster to provide any service(s) not listed above, the Company agrees to pay Westminster additional fees for any and all Services performed by Westminster that are not specifically included in the Engagement as provided for in Section 3 of this Agreement. Under the terms of this Agreement, the Company and Westminster shall enter into an additional engagement letter to be executed by the parties hereto at the commencement of the additional service(s) to be rendered by Westminster. Such additional fees shall be customary and mutually agreeable and shall be paid in full by the Company on or before the 1st day of each month after which the Company receives an invoice from Westminster.

5.  WESTMINSTER'S  RIGHTS  TO  PARTICIPATE  IN  FUTURE OFFERINGS OF THE COMPANY.
--------------------------------------------------------------------------------

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

6.     MERGER/ACQUISITION  SERVICES.
--     -----------------------------

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

7.     EXPENSES.
--     ---------

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

8.     RELATIONSHIPS  WITH  OTHERS;  CONFIDENTIAL  INFORMATION.
--     --------------------------------------------------------

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

9.     LIMITATION  UPON  THE  USE  OF  ADVICE  AND  SERVICES.
--     ------------------------------------------------------

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

10.     LIMITATION  OF  LIABILITY.
---     --------------------------

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

11.      INDEMNIFICATION.
---      ----------------

     The Company agrees to indemnify Westminster in accordance with the provisions of Annex A hereto, which is incorporated by reference and made a part hereof.

12.     TERMINATION.
---     ------------

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

13.      DISCRETION.
---      -----------

     Nothing contained herein shall require the Company to enter into any transaction presented to it by Westminster, which decision shall be at the Company's sole discretion.

14.     SEVERABILITY.
---     -------------

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

15.     MISCELLANEOUS.
---     --------------

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

The Company hereby irrevocably consents to personal jurisdiction and venue in any court of the State of New York or any Federal court sitting in the County of New York for the purposes of any suit, action or other proceeding arising out of this Agreement or any of the agreements or transactions contemplated hereby, which is brought by or against the Company, and hereby agrees that all claims in respect of any such suit, action or proceeding shall be heard and determined in any such court. The Company hereby irrevocably consents to the service of process of any of the aforementioned courts in any such suit, action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to the Company at its address set forth above, such service to become effective ten (10) days after such mailing. Each of the Company (on its own behalf and, to the extent permitted by applicable law, on behalf of its shareholders) and Westminster hereby waive any right to trial by jury with respect to any claim, proceeding, counterclaim or action arising out of this Agreement then the prevailing party in such action or proceeding, whether or not the action or proceeding proceeds to final judgment.

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

If you are in agreement with the foregoing, please execute and return one copy of this letter of intent to Westminster, along with a check or wire transfer made payable to Westminster Securities Corporation in the amount of 4,000.00 in accordance with paragraphs three above.

                              Sincerely,

                              WESTMINSTER  SECURITIES  CORPORATION

                              By:  /s/  John  O'Shea
                                   -----------------
                              Name:  John  O'Shea
                              Title:     President

                              By:  /s/  Samuel  M.  Chase,  Jr.
                                   ----------------------------
                              Name:      Samuel  M.  Chase  Jr.
                              Title:    Managing  Director

Agreed  to  and  accepted  this  1st  day  of  March  2004.

THE  LEATHER  FACTORY,  INC.

By:  /s/  Shannon  L.  Greene
     ------------------------
Name:     Ms.  Shannon  L.  Greene
Title:  Chief  Financial  Officer

EXHIBIT  31.1
                           RULE 13A-4(A) CERTIFICATION

I,  WRAY  THOMPSON,  certify  that:

1. I have reviewed this quarterly report on Form 10-K of The Leather Factory, Inc.;

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

Date:     May  14,  2004
                                       /s/  Wray  Thompson
                                       -------------------
                                       Wray  Thompson
                                       President  and  Chief  Executive  Officer
                                       (principal  executive  officer)

EXHIBIT  31.2
                           RULE 13A-4(A) CERTIFICATION

I,  SHANNON  L.  GREENE,  certify  that:

1. I have reviewed this quarterly report on Form 10-K of The Leather Factory, Inc.;

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

Date:     May  14,  2004
                               /s/  Shannon  L.  Greene
                              -------------------------
                              Shannon  L.  Greene
                              Chief  Financial  Officer  and  Treasurer
                              (principal  financial  and  accounting  officer)

EXHIBIT  32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Leather Factory, Inc. for the quarter ended March 31, 2004 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ii. The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.


May  14,  2004              By:  /s/  Wray  Thompson
                                 -------------------
                            WRAY  THOMPSON
                            CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER


May  14,  2004              By:  /s/  Shannon  L.  Greene
                                 ------------------------
                            SHANNON  L.  GREENE
                            CHIEF  FINANCIAL  OFFICER  AND  TREASURER