Form 10-Q
period 2004-06-30
LEATHER FACTORY INC
filed 2004-08-09
CIK 909724

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  June  30,  2004

or

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ________ to  _________

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

                                  Yes   X    No

     Indicate  by  check  mark  whether  the registrant is an accelerated filer.

                              Yes        No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares outstanding as
                  Class                                 of  August  6,  2004
Common  Stock,  par  value  $.0024  per share                10,560,661

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS


                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     June 30, 2004 and December 31, 2003                                      3

    Consolidated Statements of Operations
     Three and six months ended June 30, 2004 and 2003                        4

    Consolidated Statements of Cash Flows
     Six months ended June 30, 2004 and 2003                                  5

    Consolidated Statements of Stockholders' Equity
     Six months ended June 30, 2004 and 2003                                  6

    Notes to Consolidated Financial Statements                                7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15

  Item 4.  Controls and Procedures                                           15

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders               15

  Item 5.  Other Information                                                 16

  Item 6.  Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                   16

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2004           2003
                                                                              ------------  --------------
                             ASSETS
CURRENT ASSETS:
Cash                                                                          $ 1,181,604   $   1,728,344
Accounts receivable-trade, net of allowance for doubtful accounts of
   $107,000 and $31,000 in 2004 and 2003, respectively                          2,695,997       1,828,738
Inventory                                                                      12,189,111      11,079,893
Prepaid income taxes                                                                4,388         206,023
Deferred income taxes                                                             199,368         134,312
Other current assets                                                              808,784         702,236
                                                                              ------------  --------------
                                      Total current assets                     17,079,252      15,679,546
                                                                              ------------  --------------

PROPERTY AND EQUIPMENT, at cost                                                 5,738,042       5,574,992
Less accumulated depreciation and amortization                                 (3,893,754)     (3,669,099)
                                                                              ------------  --------------
                                   Property and equipment, net                  1,844,288       1,905,893

GOODWILL, net of accumulated amortization of $755,000 and $758,000
   in 2004 and 2003, respectively                                                 729,390         704,235
OTHER INTANGIBLES, net of accumulated amortization of $192,000 and $164,000
   in 2004 and 2003, respectively                                                 425,503         432,549
OTHER ASSETS                                                                      323,896         336,183
                                                                              ------------  --------------
                                                                              $20,402,329   $  19,058,406
                                                                              ============  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                              $ 1,888,053   $   1,545,079
Accrued expenses and other liabilities                                          1,102,728       1,000,427
Notes payable and current maturities of long-term debt                                  -           1,134
                                                                              ------------  --------------
                    Total current liabilities                                   2,990,781       2,546,640
                                                                              ------------  --------------

DEFERRED INCOME TAXES                                                             207,947         209,289

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                     1,100,000       1,792,984

COMMITMENTS AND CONTINGENCIES                                                           -               -

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000 shares authorized,
   none issued or outstanding                                                           -               -
Common stock, $0.0024 par value; 25,000,000 shares authorized, 10,560,661
   and 10,487,961 shares issued and outstanding in 2004 and 2003, respectively     25,345          25,171
Paid-in capital                                                                 4,796,999       4,673,158
Retained earnings                                                              11,291,897       9,804,719
Less:  notes receivable secured by common stock                                   (15,000)        (20,000)
Accumulated other comprehensive loss                                                4,360          26,445
                                                                              ------------  --------------
                    Total stockholders' equity                                 16,103,601      14,509,493
                                                                              ------------  --------------
                                                                              $20,402,329   $  19,058,406
                                                                              ============  ==============


   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                     THREE MONTHS                 SIX MONTHS
                                                  2004          2003          2004          2003
                                             -------------   -----------   -----------   -----------
NET SALES                                    $  10,959,813   $10,460,675   $23,140,689   $21,020,760

COST OF SALES                                    4,978,754     4,739,621    10,434,717     9,654,202
                                             -------------   -----------   -----------   -----------
                     Gross profit                5,981,059     5,721,054    12,705,972    11,366,558

OPERATING EXPENSES                               5,127,223     4,566,590    10,405,002     9,096,422
                                             -------------   -----------   -----------   -----------
INCOME FROM OPERATIONS                             853,836     1,154,464     2,300,970     2,270,136

OTHER INCOME (EXPENSE):
          Interest expense                         (12,471)      (70,468)      (26,109)     (133,820)
          Other, net                               (25,353)       43,705       (27,089)       74,523
                                             -------------   -----------   -----------   -----------
               Total other income (expense)        (37,824)      (26,763)      (53,198)      (59,297)
                                             -------------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                         816,012     1,127,701     2,247,772     2,210,839

PROVISION FOR INCOME TAXES                         299,799       348,997       760,594       657,617
                                             -------------   -----------   -----------   -----------
NET INCOME                                   $     516,213   $   778,704   $ 1,487,178   $ 1,553,222
                                             =============   ===========   ===========   ===========


NET INCOME PER COMMON SHARE-BASIC            $        0.05   $      0.08   $      0.14   $      0.15
                                             =============   ===========   ===========   ===========
NET INCOME PER COMMON SHARE-DILUTED          $        0.05   $      0.07   $      0.14   $      0.14
                                             =============   ===========   ===========   ===========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                         10,553,243    10,234,054    10,530,119    10,205,900
  Diluted                                       11,006,638    10,805,019    11,011,525    10,802,677

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                             2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 1,487,178   $ 1,553,222
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities-
     Depreciation & amortization                                             252,701       275,127
     Loss on disposal of assets                                                    -         9,372
     Deferred income taxes                                                   (66,398)       47,818
     Other                                                                   (19,240)        7,843
     Net changes in assets and liabilities:
       Accounts receivable-trade, net                                       (867,259)     (882,519)
       Inventory                                                          (1,064,766)      531,217
       Income taxes                                                          201,635        50,479
       Other current assets                                                 (106,548)      (86,169)
       Accounts payable                                                      342,974      (280,681)
       Accrued expenses and other liabilities                                102,301    (1,652,021)
                                                                         ------------  ------------
     Total adjustments                                                    (1,224,599)   (1,979,534)
                                                                         ------------  ------------
      Net cash (used in) provided by operating activities                    262,578      (426,312)
                                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (131,050)     (270,377)
  Payments in connection with businesses acquired                           (125,452)            -
  Proceeds from sale of assets                                                     -         6,217
  Increase in other assets                                                    12,287       (16,966)
                                                                         ------------  ------------
      Net cash used in investing activities                                 (244,215)     (281,126)
                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit loans                         (692,684)      550,201
  Payments on notes payable and long-term debt                                (1,134)       (3,226)
  Decrease in cash restricted for payment on revolving credit facility             -        83,718
  Payments received on notes secured by common stock                           5,000        24,003
  Proceeds from issuance of common stock                                     124,015       111,806
                                                                         ------------  ------------
      Net cash provided by (used in) financing activities                   (565,103)      766,502
                                                                         ------------  ------------
NET CHANGE IN CASH                                                          (546,740)       59,064

CASH, beginning of period                                                  1,728,344       101,557
                                                                         ------------  ------------
CASH, end of period                                                      $ 1,181,604   $   160,621
                                                                         ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                        $    29,639   $   131,122
  Income taxes paid during the period, net of (refunds)                      577,678       512,151

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                               COMPREHENSIVE
                                                             NUMBER OF SHARES   PAR VALUE   PAID-IN CAPITAL   RETAINED EARNINGS
                                                             ----------------- -----------  ----------------  ------------------
BALANCE, December 31, 2002                                         10,149,961  $   24,360  $      4,163,901  $        7,064,345
Payments on notes receivable-secured by common stock                        -           -                 -                   -
Shares issued - stock options exercised                               120,500         289           111,517                   -
Warrants to acquire 100,000 shares of common stock issued                   -           -           126,381                   -
Net income                                                                  -           -                 -           1,553,222
Translation adjustment                                                      -           -                 -                   -
                                                             ----------------- -----------  ----------------  ------------------
BALANCE, June 30, 2003                                             10,270,461  $   24,649  $      4,401,799  $        8,617,567
                                                             =================  ==========  ================  ==================

BALANCE, December 31, 2003                                         10,487,961  $   25,171  $      4,673,158  $        9,804,719
Payments on notes receivable-secured by common stock                        -           -                 -                   -
Shares issued - stock options exercised                                72,700         174            74,896                   -
Warrants to acquire 50,000 shares of common stock issued                    -           -            48,945                   -
Net income                                                                  -           -                 -           1,487,178
Translation adjustment                                                      -           -                 -                   -
                                                             ----------------- -----------  ----------------  -----------------
BALANCE, June 30, 2004                                             10,560,661  $   25,345  $      4,796,999  $       11,291,897
                                                             =================  ==========  ================  =================

                                                             NOTES RECEIVABLE    ACCUMULATED OTHER
                                                               SECURED BY           CUMULATIVE                     COMPREHENSIVE
                                                              COMMON STOCK         INCOME (LOSS)        TOTAL      INCOME (LOSS)
                                                             ----------------    ------------------  -----------   --------------
BALANCE, December 31, 2002                                   $       (44,003)    $         (38,541)  $11,170,062
Payments on notes receivable-secured by common stock                  24,003                     -        24,003
Shares issued - stock options exercised                                    -                     -       111,806
Warrants to acquire 100,000 shares of common stock issued                  -                     -       126,381
Net income                                                                 -                     -     1,553,222   $   1,553,222
Translation adjustment                                                     -                21,751        21,751          21,751
                                                             ----------------    ------------------  -----------
BALANCE, June 30, 2003                                       $       (20,000)    $         (16,790)  $13,007,225
                                                             ================    ==================  ============  --------------
Comprehensive income for the six months ended June 30, 2003                                                        $   1,574,973
                                                                                                                   ==============

BALANCE, December 31, 2003                                   $       (20,000)    $          26,445   $14,509,493
Payments on notes receivable=secured by common stock                   5,000                     -         5,000
Shares issued = stock options exercised                                    -                     -        75,070
Warrants to acquire 50,000 shares of common stock issued                   -                     -        48,945
Net income                                                                 -                     -     1,487,178   $   1,487,178
Translation adjustment                                                     -               (22,085)      (22,085)        (22,085)
                                                             ----------------    ------------------  -----------
BALANCE, June 30, 2004                                       $       (15,000)    $           4,360   $16,103,601
                                                             ================    ==================  ============  --------------
Comprehensive income for the six months ended June 30, 2004                                                        $   1,465,093
                                                                                                                   ==============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  BASIS  OF  PRESENTATION  AND  CERTAIN  SIGNIFICANT  ACCOUNTING  POLICIES

In the opinion of management, the accompanying consolidated financial statements for The Leather Factory, Inc. and its consolidated subsidiaries (TLF) contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2004 and December 31, 2003, and its results of operations and cash flows for the three and six-month periods ended June 30, 2004 and 2003. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Inventory

Inventory is stated at the lower of cost or market and is accounted for on the "first in, first out" method. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand. The components of inventory consist of the following:

                                               AS OF
                                      JUNE 30,        DECEMBER 31,
                                       2004               2003
                                   -------------     -------------
Finished goods held for sale       $  11,145,271     $   9,902,140
Raw materials and work in process      1,043,840         1,177,753
                                   -------------     -------------
                                   $  12,189,111     $  11,079,893
                                   =============     =============

Goodwill  and  Other  Intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2003, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first half of 2004.

Other  intangibles  consist  of  the  following:


                                 AS OF JUNE 30, 2004                    AS OF DECEMBER 31, 2003
                        -------------------------------------       ---------------------------------
                                        ACCUMULATED                            ACCUMULATED
                            GROSS      AMORTIZATION    NET           GROSS     AMORTIZATION    NET
                        -------------  ------------  --------       --------  -------------  --------
Trademarks, Copyrights  $     544,369  $    156,366  $388,003       $544,369  $     138,320  $406,049
Non=Compete Agreements         73,000        35,500    37,500         52,000         25,500    26,500
                        -------------  ------------  --------       --------  -------------  --------
                        $     617,369  $    191,866  $425,503       $596,369  $     163,820  $432,549
                        =============  ============  ========       ========  =============  ========

The Company recorded amortization expense of $28,046 during the first six months of 2004 compared to $38,256 during the first half of 2003. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:


                LEATHER FACTORY   TANDY LEATHER   ROBERTS, CUSHMAN    TOTAL
               ----------------   -------------   ----------------   -------
   2004        $          5,954   $      54,004   $              0   $59,958
   2005                   5,954          38,004                  0    43,958
   2006                   5,954          37,337                  0    43,291
   2007                   5,954          36,504                  0    42,458
   2008                   5,954          33,337                  0    39,291

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

Recent  Accounting  Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, "Consolidation of Variable Interest Entities (VIE's)," an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R (revised December 2003) which delayed the application of FIN 46 to TLF until the interim period ended March 31, 2004, and provides additional technical clarifications to implementation issues. The application of this interpretation did not have a material impact on the Company's consolidated financial statements.

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

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three and six months ended June 30, 2004 and 2003, on a pro forma basis, would have been as follows:

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                     2004         2003           2004          2003
                                                ------------  ------------    ----------    ----------
Net income, as reported                         $    516,213  $    778,704    $1,487,178    $1,553,222

Add: Stock-based compensation expense
included in reported net income                            -             -             -             -

Deduct: Stock-based compensation expense
 determined under fair value method                   27,145        20 266        54,290        40,533
                                                ------------  ------------    ----------    ----------
Net income, pro forma                           $    489,068  $    758,438    $1,432,888    $1,512,689
                                                ============  ============    ==========    ==========

Net income per share:
Basic - as reported                             $       0.05  $       0.08    $    0.14     $     0.15
Basic - pro forma                               $       0.05  $       0.07    $    0.14     $     0.15

Diluted - as reported                           $       0.05  $       0.07    $    0.14     $     0.14
Diluted - pro forma                             $       0.04  $       0.07    $    0.13     $     0.14

The fair values of stock options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.125% and 2.62% for 2004 and 2003, respectively; dividend yields of 0% for both periods; volatility factors of .696 for 2004 and .725 for 2003; and an expected life of the valued options of 5 years.

3.  EARNINGS  PER  SHARE
The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                          2004       2003         2004         2003
                                                      ----------  ----------    -----------  -----------
Numerator:
  Net  income                                         $  516,213  $  778,704    $ 1,487,178  $ 1,553,222
                                                      ----------  ----------    -----------  -----------
  Numerator for basic and diluted earnings per share     516,213     778,704      1,487,178    1,553,222

Denominator:
  Weighted-average shares outstanding-basic           10,553,243  10,234,054     10,530,119   10,205,900

Effect of dilutive securities:
  Stock options                                          416,580     398,684        441,999      423,109
  Warrants                                                36,815     172,281         39,407      173,668
                                                      ----------  ----------    -----------  -----------
Dilutive potential common shares                         453,395     570,965        481,406      596,777
                                                      ----------  ----------    -----------  -----------
Denominator for diluted earnings per share:
  Weighted-average shares                             11,006,638  10,805,019     11,011,525   10,802,677
                                                      ==========  ==========    ===========  ===========

  Basic earnings per share                            $     0.05  $     0.08    $      0.14  $      0.15
                                                      ==========  ==========    ===========  ===========
  Diluted earnings per share                          $     0.05  $     0.07    $      0.14  $      0.14
                                                      ==========  ==========    ===========  ===========

The net effect of converting stock options to purchase 637,500 and 684,700 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the three and six months ended June 30, 2004 and 2003, respectively.

4.  SEGMENT  INFORMATION

The Company identifies its segments based on the activities of three distinct businesses:

a. The Leather Factory, which sells primarily to wholesale customers through a chain of 30 wholesale centers located in the United States and Canada;

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

                                      LEATHER FACTORY   TANDY LEATHER   ROBERTS,CUSHMAN      TOTAL
                                      ---------------   -------------   ---------------   ------------
FOR THE QUARTER ENDED JUNE 30, 2004
Net sales                             $     7,423,795   $   2,972,746   $       563,272   $10,959,813
Gross profit                                3,978,355       1,848,618           154,086     5,981,059
Operating earnings                            645,146         190,756            17,934       853,836
Interest expense                              (12,471)              -                 -       (12,471)
Other, net                                    (26,196)            843                 -       (25,353)
                                                                                          ------------
Income before income taxes                    606,479         191,599            17,934       816,012
                                                                                          ------------
     Depreciation and amortization             93,351          27,716             2,216       123,283
     Fixed asset additions                      7,972          37,348             3,615        48,935
     Total assets                     $    16,224,401   $   3,248,015  $        929,913   $20,402,329
                                      ---------------   -------------  ----------------   ------------

FOR THE QUARTER ENDED JUNE 30, 2003
Net sales                             $     7,801,742   $   2,113,479  $        545,454   $10,460,675
Gross profit                                4,182,812       1,325,072           213,170     5,721,054
Operating earnings                            918,434         166,230            69,800     1,154,464
Interest expense                              (70,468)              -                 -       (70,468)
Other, net                                     43,091             614                 -        43,705
                                                                                          ------------
Income before income taxes                    891,057         166,844            69,800     1,127,701
                                                                                          ------------
     Depreciation and amortization            129,328          18,247             2,521       150,096
     Fixed asset additions                    112,605          62,944               856       176,405
     Total assets                         $16,163,098   $   3,078,121  $        925,018   $20,166,237
                                      ---------------   -------------  ----------------   ------------

                                      LEATHER FACTORY   TANDY LEATHER   ROBERTS,CUSHMAN      TOTAL
                                      ---------------   -------------   ---------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2004
Net sales                             $    15,866,885   $   6,139,484  $      1,134,320   $23,140,689
Gross profit                                8,554,193       3,775,267           376,512    12,705,972
Operating earnings                          1,718,178         492,322            90,470     2,300,970
Interest expense                              (26,109)              -                 -       (26,109)
Other, net                                    (27,998)            909                 -       (27,089)
                                                                                          ------------
Income before income taxes                  1,664,071         493,231            90,470     2,247,772
                                                                                          ------------
     Depreciation and amortization            195,379          52,869             4,453       252,701
     Fixed asset additions                     47,709          75,391             7,950       131,050
     Total assets                     $    16,224,401   $   3,248,015  $        929,913   $20,402,329
                                      ---------------   -------------  ----------------   ------------

FOR THE SIX MONTHS ENDED JUNE 30, 2003
Net sales                             $    16,003,000   $   3,978,018  $      1,039,742   $21,020,760
Gross profit                                8,480,314       2,506,403           379,841    11,366,558
Operating earnings                          1,842,071         313,223           114,842     2,270,136
Interest expense                             (133,820)              -                 -      (133,820)
Other, net                                     74,381             142                 -        74,523
                                                                                          ------------
Income before income taxes                  1,782,632         313,365           114,842     2,210,839
                                                                                          ------------
     Depreciation and amortization            235,695          34,086             5,346       275,127
     Fixed asset additions                    152,102         117,419               856       270,377
     Total assets                     $    16,163,098   $   3,078,121  $        925,018   $20,166,237
                                      ---------------   -------------  ----------------   ------------

Net  sales  for  geographic  areas  were  as  follows:

                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                     --------------------------        --------------------------
                         2004           2003               2004          2003
United States        $ 10,198,130   $ 9,711,785        $21,483,986   $19,582,421
All other countries       761,683       748,890          1,656,703     1,438,339
                     ------------   -----------        -----------   -----------
                     $ 10,959,813   $10,460,675        $23,140,689   $21,020,760
                     ============   ===========        ===========   ===========

Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to the Company's consolidated net sales for the three and six month periods ended June 30, 2004 and 2003. The Company does not have any significant long-lived assets outside of the United States.


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

Leather Factory, founded in 1980, distributes leather and related products, including leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. The products are sold primarily through 30 company-owned wholesale centers located throughout the United States and Canada.

Tandy Leather, founded in 1919, is the best-known supplier of leather and related supplies used in the leathercraft industry. Products include quality tools, leather, accessories, kits and teaching materials. In early 2002, we initiated a plan to expand Tandy by opening retail stores. As of June 30, 2004, we have opened 32 Tandy Leather retail stores located throughout the United States.

Cushman, whose origins date back to the mid-1800s, custom designs and manufactures a product line of decorative hat trims for headwear manufacturers.

CRITICAL  ACCOUNTING  POLICIES

A description of the Company's critical accounting policies appears in "Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS  OF  OPERATIONS
-----------------------

The following tables present selected financial data on the operating results of each of the Company's three segments for the quarters and six months ended June 30, 2004 and 2003:


                  QUARTER ENDED JUNE 30, 2004        QUARTER ENDED JUNE 30, 2003
                  --------------------------         ---------------------------
                                  OPERATING                           OPERATING
                     SALES          INCOME                SALES        INCOME
                  -------------   ----------           -----------   ----------
Leather Factory   $   7,423,795   $  645,146           $ 7,801,742   $  918,434
Tandy                 2,972,746      190,756             2,113,479      166,230
Cushman                 563,272       17,934               545,454       69,800
                  -------------   ----------           -----------   ----------
Total Operations  $  10,959,813   $  853,836           $10,460,675   $1,154,464
                  =============   ==========           ===========   ==========

                SIX MONTHS ENDED JUNE 30, 2004      SIX MONTHS ENDED JUNE 30, 2003
                ------------------------------      ------------------------------
                                  OPERATING                           OPERATING
                     SALES          INCOME                SALES        INCOME
                  -------------   ----------           -----------   ----------
Leather Factory   $  15,866,885  $ 1,718,178           $16,003,000   $1,842,071
Tandy                 6,139,484      492,322             3,978,018      313,223
Cushman               1,134,320       90,470             1,039,742      114,842
                  -------------   ----------           -----------   ----------
Total Operations  $  23,140,689  $ 2,300,970           $21,020,760   $2,270,136
                  =============   ==========           ===========   ==========

Consolidated net sales for the quarter ended June 30, 2004 increased $499,000, or 4.8%, compared to the same period in 2003. Tandy contributed $859,000 and Cushman recorded a gain of $18,000. Leather Factory's sales were down $378,000. Operating income on a consolidated basis for the quarter ended June 30, 2004 was down 26% or $300,000 over the second quarter of 2003.

Consolidated net sales for the six months ended June 30, 2004 increased $2.1 million, or 10%, compared to the same period in 2003. Tandy contributed $2.2 million of the sales gain while Cushman added $95,000. Leather Factory's 2004 sales were down $136,000 from those of a year ago. Operating income on a consolidated basis for the six months ended June 30, 2004 was up 1.4% or $31,000 over last year.

The following table shows in comparative form our consolidated net income for the second quarter and six months ended June 30, 2004 and 2003:


                    QUARTER ENDED            QUARTER ENDED
                       06/30/04                06/30/03            % CHANGE
                    -------------            -------------         --------
Net income          $     516,213            $     778,704          (33.7%)
                    =============            =============         ========

                   SIX MONTHS ENDED        SIX MONTHS ENDED
                       06/30/04                06/30/03            % CHANGE
                    -------------            -------------         --------
Net income          $   1,487,178            $   1,553,222           (4.2%)
                    =============            =============         ========

LEATHER  FACTORY  OPERATIONS

Net sales from Leather Factory's 30 wholesale centers decreased 4.8% for the second quarter of 2004 as follows:

                                       QUARTER ENDED
                                     06/30/04    06/30/03   $  CHANGE   % CHANGE
                                    ----------  ----------  ---------   --------
Sales, excluding NATIONAL ACCOUNTS  $6,223,275  $5,952,823  $ 270,452        4.5%
NATIONAL ACCOUNT sales               1,200,520   1,848,919   (648,399)    (35.1)%
                                    ----------  ----------  ---------   --------
Total sales                         $7,423,795  $7,801,742  $(377,947)     (4.8)%
                                    ==========  ==========  ==========  =========

As shown by the table above, the Leather Factory wholesale centers achieved solid sales gains, excluding the impact of the NATIONAL ACCOUNT customer group. The 4.5% increase is at the upper end of management's expectations for sales growth of 2-4%. Sales to our WHOLESALE customer group continues its positive momentum as we are still benefiting from the advertising initiatives put in place in late 2003. Sales to our NATIONAL ACCOUNTS were down significantly in the second quarter of 2004 and were also down in the first quarter of this year. Although there can be no assurance, we are optimistic that these decreases are only temporary. For example, we understand that there have been some internal changes with several national customers, such as changes in purchasing personnel and the implementation of new automated inventory and purchasing systems, that have impacted the timing and amount of their purchases from us. Even if this optimism is correct, we may not see any significant improvement in these sales until the fourth quarter of 2004 or later. We are currently redesigning our sales strategy in order to increase the customer base and diversify the revenue from this customer group.

The following table presents TLF's sales mix by customer categories for the quarters ended June 30, 2004 and 2003:

                                                                                         QUARTER  ENDED
CUSTOMER GROUP                                                                         06/30/04    06/30/03
--------------                                                                         --------    --------
  RETAIL (end users, consumers, individuals)                                                21%         19%
  INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc)             9          10
  WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc)        45          39
  NATIONAL ACCOUNTS                                                                         18          24
  MANUFACTURERS                                                                              7           8
                                                                                       --------    --------
                                                                                           100%        100%
                                                                                       ========    ========

Operating income for Leather Factory decreased $273,000 for the second quarter compared to 2003, a decline of 30%. Gross profit margins remained steady at 53.6% for the second quarters of 2004 and 2003. The decrease in sales resulted in a decline in gross profit dollars of $204,000. Operating expenses increased $69,000, or 2.1%, in the second quarter of 2004. The cost of health insurance benefits for employees accounted for the majority of the increase over last year. Management is cautiously optimistic with the progress we have made to contain our operating expenses during the quarter. However, our success is somewhat clouded by the sales loss as the percentage of operating expenses to sales appears to be high. A large number of expenses actually decreased this quarter compared to a year ago.

TANDY  LEATHER  OPERATIONS

The Tandy Leather retail store chain has grown from 22 stores at June 30, 2003 to 32 a year later. Net sales for Tandy were up approximately 41% for the second quarter of 2004 over the same quarter last year.


                                         QTR ENDED   QTR ENDED   $   INCR   % INCR
                                            6/30/04     6/30/03     (DECR)   (DECR)
                                         ----------  ----------  --------   -------
Same store sales (22 stores)             $2,306,231  $2,112,150  $194,081      9.2%
New or acquired store sales (10 stores)     666,515           -   666,515      ***
Closed store (order fulfillment house)            -       1,329    (1,329)  (100.0)
                                         ----------  ----------  --------   -------
Total sales                              $2,972,746  $2,113,479  $859,267     40.7%
                                         ==========  ==========  =========  =======

Sales in the current quarter showed healthy growth. The "same stores" continue to post strong gains. Average sales per month for stores that have been open for at least six months as of June 30, 2004 is $36,000, which continues to beat our internal expectations of $30,000 per month per store.

The following table presents Tandy Leather's sales mix by customer categories for the quarters ended June 30, 2004 and 2003:

                                                                                         QUARTER  ENDED
CUSTOMER GROUP                                                                         06/30/04    06/30/03
--------------                                                                         --------    --------
  RETAIL (end users, consumers, individuals)                                                68%         67%
  INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc)            10          10
  WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc)        22          23
  NATIONAL ACCOUNTS                                                                          *           *
  MANUFACTURERS                                                                              *           *
                                                                                       --------    --------
                                                                                           100%        100%
                                                                                       ========    ========

     *  less  than  1%

Second quarter operating income for Tandy Leather increased $25,000 or 15% over operating income in last year's second quarter. Gross profit margins declined 0.5% from 62.7% to 62.2% for the quarter due primarily to limitations in increasing selling prices to match cost increases. Tandy's selling prices are set at the time the product catalog is produced. The latest catalog was distributed in January 2004. As a result, it is difficult to initiate price increases to customers until we distribute a new catalog. Historically, we distribute our new catalog at the beginning of each calendar year. However, due to the cost increases in metals, etc. this year and the need to pass on these increases, we will be distributing a new catalog on November 1.

Operating expenses were 55.8% of sales in the current quarter compared to 54.8% in the same quarter last year. The expenses associated with opening the six new stores so far in 2004, such as additional personnel, rents, utilities, etc., accounted for the operating expense increase over last year.

ROBERTS,  CUSHMAN  OPERATIONS

Net sales for Cushman increased $18,000 for the second quarter of 2004 over the second quarter of 2003, although operating income decreased $52,000. The increase in sales is the result of an increase in orders from hat manufacturers. However, the sales mix is more heavily weighted toward the production of bands (pure manufacturing achieves lower margins) rather than the sale of components that require no manufacturing (and as a result, earn higher margins). Also, due to the nature of this business, samples are made and product is priced up to six months before the bands are actually produced. As a result, there is the possibility that, if cost of raw materials increases from the time of quote to the time of production and that cost increase cannot be passed on to the customer, our gross profit margin will decrease. We experienced this during the second quarter due to fluctuations in metal prices, etc. and should have been more aggressive with our vendors and customers to try to minimize the impact to us. Operating expenses decreased $7,000 for the quarter.

OTHER  EXPENSES

Interest expense in the second quarter of 2004 was $12,000, down from $70,000 in the second quarter of 2003. The decrease was attributable to the decrease in our average debt balance for the first six months of 2004 to $1.4 million, compared to $4.5 million for the first six months of 2003. We added $75,000 to our reserve for uncollectible accounts in 2004 in connection with the increased investment in accounts receivable described below.

CAPITAL  RESOURCES,  LIQUIDITY  AND  FINANCIAL  CONDITION
---------------------------------------------------------

On our consolidated balance sheet, total assets increased from $19.0 million at year-end 2003 to $20.4 million at June 30, 2004. An increase in inventory of $1.1 million and accounts receivable of $867,000 accounted for the increase in total assets, partially offset by a decrease in cash of $546,000. Total stockholders' equity increased from $14.5 million at December 31, 2003 to $16.1 million at June 30, 2004. The increase in equity is attributable to the earnings in the first half of the year.

Our investment in inventory was $12.2 million at June 30, 2004 compared to $11.1 million at December 31, 2003. Inventory turnover increased to an annualized rate of 3.98 times during the first six months of 2004, an improvement from 3.52 times for the first half of 2003 and 3.51 times for all of 2003. We compute our inventory turns as sales divided by average inventory. As we stated in our 2003 Form 10-K, we expect our inventory to slowly trend upward as we continue our expansion of the Tandy Leather store chain. However, we continually analyze our inventory levels as inventory management is a significant factor in our financial position. Our inventory at June 30, 2004 was within 5% of our internal optimal targets.

Credit sales increased in the first six months of 2004, and the Company's investment in accounts receivable was $2.7 million at June 30, 2004, up $867,000 from $1.8 million at year-end 2003. Consolidated average days to collect accounts improved slightly over the first half of 2003 from 43.3 days to 42.8 days. Cushman posted the most improvement in average days to collect accounts, from 68.2 days to 51.1 days outstanding. Tandy Leather's days outstanding decreased in the first half of 2004 compared to 2003, from 43.7 in 2003 to 41.1 days in 2004, while Leather Factory's days outstanding increased from 40.2 days in 2003 to 41.7 days in 2004.

Accounts payable increased $343,000 to $1.9 million at the end of the second quarter, due primarily to the increase in inventory purchases during the period. Accrued expenses and other liabilities increased $102,000, from $1.0 million at December 31, 2003 to $1.1 million at June 30, 2004.

At June 30, 2004, our ratio of debt to equity was 0.07, an improvement from December 31, 2003 at which time the debt-to-equity ratio was 0.12. Our current ratio fell to 5.71 at June 30, 2004, from 6.16 at the end of 2003.

During the first half of 2004, cash flows provided by operating activities was $263,000. Net income, reduced by the increase in inventory from year-end to June 30, 2004, accounted for the majority of the cash flow. Cash flows used in investing activities totaled $244,000. Capital expenditures for the first six months of 2004 totaled $131,000. The asset purchases of the Syracuse, NY and St. Louis, MO Tandy Leather retail stores required $125,000. Cash flows used by financing activities was $565,000 during the first half of 2004. The funds were primarily used to reduce the principal balance of our revolving credit facility.

At December 31, 2003, our bank debt totaled $1.8 million. At June 30, 2004, the balance was $1.1 million, a decrease of 39% in the first six months of 2004. From June 30, 2003, we have repaid $3.7 million on our bank debt.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy Leather's retail store chain from a combination of current cash balances, internally generated funds and our revolving credit facility with our lender. The borrowing base on our revolving line of credit is based on the level of our accounts receivable and inventory. At June 30, 2004, the available, unused portion of the credit facility was approximately $3.9 million.

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

     We may fail to realize the anticipated benefits of the opening of Tandy Leather retail stores or we may be unable to obtain sufficient new locations on acceptable terms to meet our growth plans. Also, other retail initiatives may not be successful.

When we acquired the assets of Tandy Leather in late 2000, there was only a single Tandy Leather distribution center and no retail outlets. In 2002, we began a program of developing Tandy Leather retail stores, and through June 30, 2004, we have added 32 Tandy Leather stores and closed the distribution center.

We believe that these store openings and acquisitions have been successful, but there can be no assurance that this success will continue or that we will be able to find additional locations for new stores or existing leathercraft stores to acquire on economically viable terms. Because, in recent years, the expansion of Tandy Leather has produced much of the increase in our profits, disruption of this expansion would likely slow or stop this increase in profits. Also, both our Leather Factory and Tandy Leather segments depend on marketing efforts to support sales. Recently we conducted an advertising campaign at the Leather Factory that failed to generate anticipated sales. While we believe this was caused by a change in the format of our advertising, there can be no assurance that future advertising will be successful.

     Recent declines in sales to national accounts by our Leather Factory operation could continue.

Sales to national accounts by our Leather Factory operation decreased at the end of 2003 and were also down in the first six months of 2004. We are working to reverse this trend, but, if it continues, our consolidated net income could be reduced.

     Political considerations here and abroad could disrupt our sources of supplies from abroad or affect the prices we pay for goods. Continued involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect the Company's inventory sources.

Recent political discussions have suggested that the United States impose barriers on the importation of certain goods. We rely heavily on imported goods as sources of the inventory we sell. Tariffs, taxes and limits on these imports could affect our ability to obtain inventory or increase the price we pay for inventory. If these disruptions occur, our operations could be adversely affected.

Also, the involvement of the United States in the war in Iraq and the anti-terrorist activities in Afghanistan have produced political uncertainty and, in certain countries, resentment against the United States and its citizens and companies. These issues may also affect our ability to obtain products from abroad.

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

     We believe that the recent rise in oil and natural gas prices will increase the costs of the goods that we sell, including the costs of shipping those goods from the manufacturer to our stores and customers.

Various oils used to manufacture certain leather and leathercrafts are derived from petroleum and natural gas. Also, the carriers who transport our goods rely on petroleum-based fuels to power their ships, trucks and trains. They are likely to pass their increased costs on to us. We are unsure how much of this increase we will be able to pass on to our customers.

     The recent slump in the economy in the United States, as well as abroad, may cause our sales to decrease or not to increase or adversely affect the prices charged for our products. Also, hostilities, terrorism or other events could worsen this condition.

Recently, the world economy has shown signs of recovering from an economic slump. However, this recovery is not yet complete, and there can be no assurance that increased oil and gas prices, terrorism, or other factors will not impede this recovery. Continuation or worsening of the economic slump is likely to limit or decrease our profits.

In addition, terrorism or the threat of terrorist attacks in the United States or against U.S. interests abroad could cause consumer buying habits to change and decrease our sales. We believe that major disruptions (such as terrorist attacks) could reduce consumer spending, particularly purchases of non-essential products such as ours.

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


ITEM  4.  CONTROLS  AND  PROCEDURES

At the end of the second quarter of 2004, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, they concluded that, subject to the limitations described below, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

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

PART  II.  OTHER  INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On May 26, 2004, the Annual Meeting of the Stockholders of the Company was held in the Hall of Fame Room at the Wyndham Hotel, Arlington, Texas to consider and act on the election of the following individuals to serve as directors until the Company's 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

          Shannon  L.  Greene     Michael A. Markwardt          Joseph R. Mannes
          T.  Field  Lange        Ronald  C.  Morgan              Wray  Thompson
                       Michael  A.  Nery     H.W.  "Hub"  Markwardt

The following table shows the votes cast for and against, as well as those that abstained from voting, the election of these individuals as directors of the
Company:

                         For          Against       Abstaining
                      ---------       -------       ----------
Shannon L Greene      9,556,122         2,930            4,170
T Field Lange         9,548,463         5,585            9,174
Joseph R Mannes       9,548,963         5,085            9,174
HW "Hub" Markwardt    9,338,149       215,899            9,174
Michael A Markwardt   9,548,213         5,835            9,174
Ronald C Morgan       9,556,472         2,580            4,170
Michael A Nery        9,555,967         3,085            4,170
Wray Thompson         9,552,187         3,055           12,984

The Company's proxy statement dated April 23, 2004, for the 2004 Annual Meeting of Stockholders, provided detailed information about this meeting and the action to be taken there.

ITEM  5.  OTHER  INFORMATION

In an effort to reduce our administrative and compliance costs for stockholders who only have a small investment in the Company, our Board of Directors approved an offer to purchase the holdings of stockholders who hold fewer than 100 shares of our common stock. The Board set June 25, 2004 as the record date for this offer, with the offer to begin July 1, 2004 and the closing price on July 8, 2004 ($4.35 per share) to be the offer price.

This offer terminates on August 30, 2004, unless sooner terminated by the Company. At June 30, 2004 we had approximately 300 registered stockholders who held fewer than 100 shares of our common stock and another 200 stockholders who held less than 100 shares in brokerage accounts.

In addition to benefiting the Company, we believe this offer will be beneficial to investors with small holdings by allowing them the opportunity to sell their shares without the expense of selling them in the market.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

EXHIBIT
NUMBER   EXHIBIT
-------- -------
31.1     13a-4(a) Certification by Wray Thompson, Chairman of the Board and Chief Executive Officer
31.2     13a-4(a) Certification by Shannon L Greene, Chief Financial Officer and Treasurer
 32      Certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K
     ----------------------

On April 28, 2004, the Company filed a report on Form 8-K in which we furnished under Items 7 and 12 the press release entitled "The Leather Factory Expects Net Income Up 25% for First Quarter 2004" relating to certain preliminary financial information for the quarter ended March 31, 2004.

On April 29, 2004, the Company filed a report on Form 8-K in which we furnished under Items 7 and 12 the press release entitled "The Leather Factory Reports 1st Quarter 2004 Results - Net Income up 25% on Record Revenues" relating to the results of our first quarter ended March 31, 2004.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE  LEATHER  FACTORY,  INC.
                                         (Registrant)

Date:  August  9,  2004            By:   /s/  Wray  Thompson
                                        --------------------
                                        Wray  Thompson
                                        Chairman and Chief Executive Officer

Date:  August  9,  2004            By:  /s/Shannon  L.  Greene
                                        ----------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. No. 33-8238] for the registrant and have:

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

(b)  [Left  blank  intentionally  SEC  Rel.  No.  33-8238];

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:     August  9,  2004
                                      /s/  Wray  Thompson
                                      -------------------
                                      Wray  Thompson
                                      Chairman  and  Chief  Executive  Officer
                                      (principal  executive  officer)

EXHIBIT  31.2
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. No. 33-8238] for the registrant and have:

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

(b)  [Left  blank  intentionally  SEC  Rel.  No.  33-8238];

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:     August  9,  2004
                                   /s/  Shannon  L.  Greene
                                   -------------------------
                                   Shannon  L.  Greene
                                   Chief  Financial Officer and Treasurer
                                   (principal financial and accounting officer)

EXHIBIT  32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Leather Factory, Inc. for the quarter ended June 30, 2004 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ii. The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.


     August  9,  2004         By:  /s/  Wray  Thompson
                                   -------------------
                              WRAY  THOMPSON
                              CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER


     August  9,  2004         By:  /s/  Shannon  L.  Greene
                                   ------------------------
                              SHANNON  L.  GREENE
                              CHIEF  FINANCIAL  OFFICER  AND  TREASURER