Form 10-Q/A
period 2004-03-31
LEATHER FACTORY INC
filed 2004-10-29
CIK 909724

FORM 10-Q/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark  One)

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

                               Yes        No  x

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                              Shares outstanding as
                                                            of  May  10,  2004
Common  Stock,  par  value  $.0024  per share                     10,555,661

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                                TABLE OF CONTENTS
                                -----------------

                                                                                    PAGE NO.
                                                                                    --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets
     March 31, 2004 and December 31, 2003                                                  3

    Consolidated Statements of Income
     Three months ended March 31, 2004 and 2003                                            4

    Consolidated Statements of Cash Flows
     Three months ended March 31, 2004 and 2003                                            5

    Consolidated Statements of Stockholders' Equity
     Three months ended March 31, 2004 and 2003                                            6

    Notes to Consolidated Financial Statements                                             7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                  10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     15

  Item 4.  Controls and Procedures                                                        15

PART II.  OTHER INFORMATION

  Item 5.  Changes in Securities                                                          16

  Item 6.  Exhibits and Reports on Form 8-K                                               17


SIGNATURES                                                                                17


                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,     December 31,
                                                                                      2004           2003
                                                                                  (unaudited)
                                       ASSETS
CURRENT ASSETS:
  Cash                                                                            $ 1,678,607   $   1,728,344
  Accounts receivable-trade, net of allowance for doubtful accounts
      of $63,000 and $31,000 in 2004 and 2003, respectively                         3,055,545       1,828,738
  Inventory                                                                        11,392,312      11,079,893
  Prepaid income taxes                                                                      -         206,023
  Deferred income taxes                                                               161,674         134,312
  Other current assets                                                              1,054,036         702,236
                                                                                  ------------  --------------
    Total current assets                                                           17,342,174      15,679,546
                                                                                  ------------  --------------

PROPERTY AND EQUIPMENT, at cost                                                     5,689,106       5,574,992
  Less-accumulated depreciation and amortization                                   (3,784,460)     (3,669,099)
                                                                                  ------------  --------------
    Property and equipment, net                                                     1,904,646       1,905,893
                                                                                  ------------  --------------

GOODWILL, net of accumulated amortization of $757,000 and
  $758,000 in 2004 and 2003, respectively                                             731,094         704,235
OTHER INTANGIBLES, net of accumulated amortization of
  $178,000 and $164,000, in 2004 and 2003, respectively                               439,493         432,549
OTHER assets                                                                          322,107         336,183
                                                                                  ------------  --------------
                                                                                  $20,739,514   $  19,058,406
                                                                                  ============  ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $ 2,355,092   $   1,545,079
  Accrued expenses and other liabilities                                            1,113,237       1,000,427
  Income taxes payable                                                                229,631               -
  Notes payable and current maturities of long-term debt                                    -           1,134
                                                                                  ------------  --------------
    Total current liabilities                                                       3,697,960       2,546,640
                                                                                  ------------  --------------

DEFERRED INCOME TAXES                                                                 216,877         209,289

NOTES PAYABLE AND LONG-TERM DEBT, net of current maturities                         1,267,984       1,792,984

COMMITMENTS AND CONTINGENCIES                                                               -               -

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.10 par value; 20,000,000 shares authorized,
      none issued or outstanding                                                            -               -
  Common stock, $0.0024 par value; 25,000,000 shares authorized, 10,525,661 and
      10,487,961 shares issued and outstanding at 2004 and 2003, respectively          25,261          25,171
  Paid-in capital                                                                   4,755,208       4,673,158
  Retained earnings                                                                10,775,685       9,804,719
  Less: Notes receivable - secured by common stock                                    (15,000)        (20,000)
  Accumulated other comprehensive income                                               15,539          26,445
                                                                                  ------------  --------------
    Total stockholders' equity                                                     15,556,693      14,509,493
                                                                                  ------------  --------------
                                                                                  $20,739,514   $  19,058,406
                                                                                  ============  ==============

   The accompanying notes are an integral part of these financial statements.

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                     2004         2003
                                                  -----------  -----------
NET SALES                                         $12,180,877  $10,560,085

COST OF SALES                                       5,455,964    4,914,581
                                                  -----------  -----------
    Gross profit                                    6,724,913    5,645,504

OPERATING EXPENSES                                  5,277,778    4,529,832
                                                  -----------  -----------
INCOME FROM OPERATIONS                              1,447,135    1,115,672

OTHER EXPENSE:
  Interest expense                                     13,638       63,352
  Other, net                                            1,737      (30,818)
                                                  -----------  -----------
    Total other expense                                15,375       32,534
                                                  -----------  -----------
INCOME BEFORE INCOME TAXES                          1,431,760    1,083,138

PROVISION FOR INCOME TAXES                            460,794      308,620
                                                  -----------  -----------
NET INCOME                                        $   970,966  $   774,518
                                                  ===========  ===========

  NET INCOME PER COMMON SHARE - BASIC             $      0.09  $      0.08
                                                  ===========  ===========

  NET INCOME PER COMMON SHARE - DILUTED           $      0.09  $      0.07
                                                  ===========  ===========


  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                          10,506,995   10,177,433
    Diluted                                        11,011,122   10,793,464

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

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                        NUMBER OF SHARES   PAR VALUE   PAID-IN CAPITAL  RETAINED EARNINGS
                                                       -----------------  ----------  ----------------  -----------------
BALANCE, December 31, 2002                                    10,149,961  $   24,360  $      4,163,901  $       7,064,345

Payments on notes receivable-secured by common stock                   -           -                 -                  -

Shares issued - stock options exercised                           62,500         150            47,506                  -

Net Income                                                             -           -                 -            774 518

Translation adjustment                                                 -           -                 -                  -
                                                        -----------------  ----------  ----------------  ----------------
BALANCE, March 31, 2003                                       10,212,461  $   24,510  $      4,211,407   $      7,838,863
                                                        =================  ==========  ================  ================


BALANCE, December 31, 2003                                    10,487,961  $   25,171  $      4,673,158   $      9,804,719

Payments on notes receivable-secured by common stock                   -           -                 -                  -

Shares issued - stock options exercised                           37,700          90            82,050                  -

Net Income                                                             -           -                 -                  -

Translation adjustment                                                 -           -                 -                  -
                                                        -----------------  ----------  ----------------  ----------------
BALANCE, March 31, 2004                                        10,525,661  $   25,261  $      4,755,208  $     10,775,685
                                                        =================  ==========  ================  ================


                                                             NOTES RECEIVABLE    ACCUMULATED OTHER                 COMPREHENSIVE
                                                          SECURED BY COMMON STK  CUMULATIVE INC(LOSS)    TOTAL     INCOME (LOSS)
                                                          ---------------------  --------------------  -----------  ------------
BALANCE, December 31, 2002                                $            (44,003)  $           (38,541)  $11,170,062

Payments on notes receivable-secured by common stock                         -                     -             -

Shares issued - stock options exercised                                      -                     -        47,656

Net Income                                                                   -                     -       774,518   $  774,518

Translation adjustment                                                       -                10,609        10,609       10,609
                                                          ---------------------  --------------------  -----------  ------------
BALANCE, March 31, 2003                                   $            (44,003)  $           (27,932)  $12,002,845
                                                          =====================  ====================  ===========
Comprehensive income for the three months ended March 31, 2003                                                       $   785,127
                                                                                                                     ===========

                                                             NOTES RECEIVABLE    ACCUMULATED OTHER                 COMPREHENSIVE
                                                          SECURED BY COMMON STK  CUMULATIVE INC(LOSS)    TOTAL     INCOME (LOSS)
                                                          ---------------------  --------------------  -----------  ------------
BALANCE, December 31, 2003                                $            (20,000)  $            26,445  $14,509,493

Payments on notes receivable-secured by common stock                     5,000                     -        5,000

Shares issued - stock options exercised                                      -                     -       82,140

Net Income                                                                   -                     -      970,966   $    970,966

Translation adjustment                                                       -               (10,906)     (10,906)       (10,609)
                                                          ---------------------  --------------------  -----------  ------------
BALANCE, March 31, 2004                                   $            (15,000)  $            15,539  $15,556,693
                                                          =====================  ====================  ===========
Comprehensive income for the three months ended March 31, 2004                                                      $    960,060
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

Our sales generally occur via two methods:  (1) at the counter in our stores and
(2) shipment by common carrier. Sales at the counter are recorded and title passes as transactions occur. Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer. Our shipping terms are FOB shipping point.

We offer an unconditional satisfaction guarantee to our customers and accept all product returns. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

Inventory

Inventory is stated at the lower of cost or market and is accounted for on the "first in, first out" method. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand. The components of inventory consist of the following:

                                                   AS OF
                                         MARCH 31,        DECEMBER 31,
                                            2004              2003
                                        -----------       -----------
Finished goods held for sale. . .       $10,323,322       $ 9,902,140
Raw materials and work in process         1,068,990         1,177,753
                                        -----------       -----------
                                        $11,392,312       $11,079,893
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

Other  intangibles  consist  of  the  following:

                                AS OF MARCH 31, 2004                      AS OF DECEMBER 31, 2003
                                      ACCUMULATED                                ACCUMULATED
                            GROSS    AMORTIZATION        NET           GROSS     AMORTIZATION       NET
                        -----------  ------------    ----------     -----------  ------------    ----------
Trademarks, Copyrights  $   544,369  $    147,393    $  396,976     $   544,369  $    138,320    $  406,049
Non-Compete Agreements       73,000        30,483        42,517          52,000        25,500        26,500
                        -----------  ------------    ----------     -----------  ------------    ----------
                        $   617,369  $    177,876    $  439,493     $   596,369  $    163,820    $  432,549
                        ===========  ============    ==========     ===========  ============    ==========

The Company recorded amortization expense of $14,056 during the first quarter of 2004 compared to $12,740 during the first quarter of 2003. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:



                                                                  ROBERTS,
               LEATHER FACTORY          TANDY LEATHER             CUSHMAN                 TOTAL
               ---------------          -------------             -------                -------
2004           $         5,954          $      54,004             $     0                $59,958
2005                     5,954                 38,004                   0                 43,958
2006                     5,954                 37,337                   0                 43,291
2007                     5,954                 36,504                   0                 42,458
2008                     5,954                 33,337                   0                 39,291

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

Had compensation cost for the Company's stock options been determined consistent with the SFAS 123 fair value approach, the Company's net income and net income per common share for the three months ended March 31, 2004 and 2003, on a pro forma basis, would have been as follows:

                                                                               2004      2003
                                                                             --------  --------
Net income, as reported                                                      $970,966  $774,518

Add: Stock-based compensation expense included in reported net income               -         -
Deduct: Stock-based compensation expense determined under fair value method    27,145    20,266
                                                                             --------  --------
Net income, pro forma                                                        $943,821  $754,252
                                                                             --------  --------

Net income per share:
Basic - as reported                                                          $   0.09  $   0.08
Basic - pro forma                                                            $   0.09  $   0.07

Diluted - as reported                                                        $   0.09  $   0.07
Diluted - pro forma                                                          $   0.09  $   0.07

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

                                      THE LEATHER FACTORY    TANDY LEATHER COMPANY    ROBERTS, CUSHMAN & CO   TOTAL
                                      ------------------------------------------------------------------------------------
FOR THE QUARTER ENDED MARCH 31, 2004
Net sales                             $          8,443,091   $            3,166,738   $              571,048  $12,180,877
Gross profit                                     4,575,838                1,926,649                  222,426    6,724,913
Operating earnings                               1,078,409                  301,567                   67,159    1,447,135
Interest expense                                   (13,638)                       -                        -      (13,638)
Other, net                                          (1,803)                      66                        -       (1,737)
Income before income taxes                       1,062,968                  301,633                   67,159    1,431,760

     Depreciation and amortization                 102,028                   25,153                    2,237      129,418
     Fixed asset additions                          39,737                   38,043                    4,335       82,115
     Total assets                     $         16,731,246   $            3,079,605   $              928,663  $20,739,514
                                      ------------------------------------------------------------------------------------

FOR THE QUARTER ENDED MARCH 31, 2003
Net sales                             $          8,201,258   $            1,864,539   $              494,288  $10,560,085
Gross profit                                     4,297,502                1,181,332                  166,670    5,645,504
Operating earnings                                 923,637                  146,993                   45,042    1,115,672
Interest expense                                   (63,352)                       -                        -      (63,352)
Other, net                                          31,290                     (472)                       -       30,818
Income before income taxes                         891,575                  146,521                   45,042    1,083,138

     Depreciation and amortization                 106,367                   15,839                    2,825      125,031
     Fixed asset additions                          39,497                   54,475                        -       93,972
     Total assets                     $         17,364,513   $            2,447,611   $              845,938  $20,658,062
                                      ------------------------------------------------------------------------------------

Net  sales  for  geographic  areas  were  as  follows:
                                       THREE  MONTHS  ENDED

                                    MARCH 31, 2004   MARCH 31, 2003
                                    ---------------  ---------------
United States                       $    11,285,857  $     9,870,636
All other countries                         895,020          689,449
                                    ---------------  ---------------
                                    $    12,180,877  $    10,560,085
                                    ===============  ===============

Geographic sales information is based on the location of the customer. No single foreign country accounted for any material amount of the Company's consolidated net sales for the three-month periods ended March 31, 2004 and 2003. The Company does not have any significant long-lived assets outside of the United States.

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

RESULTS  OF  OPERATIONS
-----------------------

The following tables present selected financial data of each of the Company's three segments for the quarters ended March 31, 2004 and 2003:

                  QUARTER ENDED MARCH 31, 2004          QUARTER ENDED MARCH 31, 2003
                  ------------------------------       -----------------------------
                                      OPERATING                           OPERATING
                  SALES                 INCOME           SALES              INCOME
                  ----------------  -------------      ---------------  ------------
Leather Factory.  $      8,443,091  $   1,078,409      $     8,201,258  $    923,637
Tandy                    3,166,738        301,567            1,864,539       146,993
Cushman                    571,048         67,160              494,288        45,042
                  ----------------  -------------      ---------------  ------------
Total Operations  $     12,180,877  $   1,447,135      $    10,560,085  $  1,115,672
                  ================  =============      ===============  ============

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

The following table shows in comparative form our consolidated net income for the first quarters of 2004 and 2003:

                        2004              2003          % CHANGE
                     --------            --------       --------
Net income           $970,966            $774,518         25.4%

While our Leather Factory operation recorded 69.3% of our sales in the quarter, the continued growth and expansion of the Tandy Leather retail operation is responsible for the majority of the improvement in our consolidated net income.

LEATHER  FACTORY  OPERATIONS

Net sales from Leather Factory's 30 wholesale centers increased 2.95%, or $242,000, for the first quarter of 2004.

The following table presents TLF's sales mix by customer categories for the quarters ended March 31, 2004 and 2003:

                                                                                          QUARTER ENDED
CUSTOMER GROUP                                                                         3/31/04         3/31/03
--------------                                                                         -------         -------
  RETAIL (end users, consumers, individuals)                                               23%             23%
  INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)           7%              8%
  WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)      45%             42%
  NATIONAL ACCOUNTS                                                                        19%             21%
  MANUFACTURERS                                                                             6%              6%
                                                                                       -------         -------
                                                                                          100%            100%
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

Operating income for Leather Factory increased $155,000 for the current quarter compared to 2003, an improvement of 16.7%. Operating expenses as a percentage of sales were 41.4%, slightly higher ($120,000) than our target of 40% of sales. Advertising and marketing expenses were up slightly this quarter ($55,000) due to expanding direct mail programs in an attempt to increase market awareness and target new customer sub-groups. We also increased our bad debt reserve by $32,000 to $63,000 at the end of the first quarter, as a result of a few customer accounts whose collectability appears questionable.

TANDY  LEATHER  OPERATIONS

The Tandy Leather retail store chain has grown from 19 stores at March 31, 2003 to 29 a year later. Net sales for Tandy Leather were up approximately 70% for the first quarter of 2004 over the same quarter last year.

                                  QTR ENDED   QTR ENDED   $     INCR    % INCR
                                     3/31/04     3/31/03       (DECR)    (DECR)
                                  ----------  ----------  -----------  --------
Same (existing) store sales       $1,832,591  $1,806,293  $   26,298      1.46%
New store sales                    1,334,147      57,187   1,276,960        N/A
Order fulfillment house - closed           -       1,059      (1,059)  (100.00)
                                  ----------  ----------  -----------  --------
Total sales                       $3,166,738  $1,864,539  $1,302,199     69.84%
                                  ==========  ==========  ==========   ========

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

The following table presents Tandy Leather's sales mix by customer categories for the quarters ended March 31, 2004 and 2003:

                                                                                          QUARTER ENDED
CUSTOMER GROUP                                                                         3/31/04         3/31/03
--------------                                                                         -------         -------
  RETAIL (end users, consumers, individuals)                                               74%             72%
  INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)           4%              4%
  WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)      20%             23%
  NATIONAL ACCOUNTS                                                                         -                -
  MANUFACTURERS                                                                             2%              1%
                                                                                       -------         -------
                                                                                          100%            100%
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

ITEM  4.  CONTROLS  AND  PROCEDURES

At the end of the first quarter of 2004, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation and notwithstanding the limitations contained in the final paragraph of this Item 4, they concluded that, as of March 31, 2004, the Company's disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the results and forms adopted by the Securities and Exchange Commission.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

EXHIBIT
NUMBER   EXHIBIT
-------  --------------------------------------------------------------------------------------------------------------------------
4.1*     Financial Advisor's Warrant Agreement, dated February 24, 2004, between The Leather Factory, Inc. and Westminster
            Securities Corporation

4.2*     Capital Markets Services Engagement Agreement, dated February 24, 2004, between The Leather Factory, Inc. and Westminster
            Securities Corporation

31.1**   13a-14(a) Certification by Wray Thompson, Chairman of the Board and Chief Executive Officer

31.2**   13a-14(a) Certification by Shannon L. Greene, Chief Financial Officer and Treasurer

32.1*    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously  filed
**  Attached  to  this  filing

(b)  Reports  on  Form  8-K
     ----------------------

On March 9, 2004, the Company filed a report on Form 8-K in which we furnished under Items 7 and 12.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE LEATHER  FACTORY,  INC.
                                         (Registrant)

Date:  October  29,  2004          By:   /s/  Wray  Thompson
                                         Wray  Thompson
                                         Chairman  of  the  Board  and
                                           Chief  Executive  Officer

Date:  October  29,  2004          By:  /s/Shannon  L.  Greene
                                        Shannon  L.  Greene
                                        Chief  Financial Officer and Treasurer
                                          (Chief Accounting Officer)

EXHIBIT  31.1
                          RULE 13A-14(A) CERTIFICATION

I,  WRAY  THOMPSON,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q/A of The Leather Factory, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. 33-8238] for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)  [Left  blank  intentionally  SEC  Rel.  No.  33-8238];
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:     October  29,  2004              /s/  Wray  Thompson
                                           Wray  Thompson
                                           President and Chief Executive Officer
                                            (principal  executive  officer)

EXHIBIT  31.2
                          RULE 13A-14(A) CERTIFICATION

I,  SHANNON  L.  GREENE,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q/A of The Leather Factory, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. 33-8238] for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)  [Left  blank  intentionally  SEC  Rel.  No.  33-8238];
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:     October  29,  2004       /s/  Shannon  L.  Greene
                                   Shannon  L.  Greene
                                   Chief  Financial  Officer  and  Treasurer
                                    (principal financial and accounting officer)