Form 10-Q
period 2004-09-30
LEATHER FACTORY INC
filed 2004-11-15
CIK 909724

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK  ONE)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2004

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

                              YES_____    NO__X___

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                    CLASS                                  SHARES OUTSTANDING AS
                                                          OF  OCTOBER  29,  2004
--------------------------------------------              ----------------------
COMMON  STOCK,  PAR  VALUE  $.0024  PER SHARE                   10,554,711

                            THE LEATHER FACTORY, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


                                TABLE OF CONTENTS


                                                                   PAGE NO.

PART  I.  FINANCIAL  INFORMATION

  ITEM 1.  FINANCIAL  STATEMENTS

    CONSOLIDATED  BALANCE  SHEETS
       SEPTEMBER 30, 2004 AND DECEMBER 31, 2003                         3

    CONSOLIDATED  STATEMENTS  OF  INCOME
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003          4

    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
       NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003                    5

    CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
       NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003                    6

    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                      7

  ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                     11

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  17

  ITEM 4.  CONTROLS AND PROCEDURES                                     17

PART  II.  OTHER  INFORMATION

  ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
               PURCHASES OF EQUITY SECURITIES                          18

  ITEM 6.  EXHIBITS                                                    18


SIGNATURES                                                             19

                            THE LEATHER FACTORY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2004            2003
                                                                                 (UNAUDITED)
                                                                                --------------   --------------
                                 ASSETS
CURRENT ASSETS:
CASH                                                                            $    1,328,052   $   1,728,344
ACCOUNTS RECEIVABLE-TRADE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
   $61,000 AND $31,000 IN 2004 AND 2003, RESPECTIVELY                                2,242,548       1,828,738
INVENTORY                                                                           12,880,245      11,079,893
PREPAID INCOME TAXES                                                                    14,357         206,023
DEFERRED INCOME TAXES                                                                  199,881         134,312
OTHER CURRENT ASSETS                                                                   608,857         702,236
                                                                                --------------   --------------
     TOTAL CURRENT ASSETS                                                          117,273,940      15,679,546
                                                                                ---------------  --------------

PROPERTY AND EQUIPMENT, AT COST                                                      5,882,044       5,574,992
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                      (3,992,857)     (3,669,099)
                                                                                ---------------  --------------
     PROPERTY AND EQUIPMENT, NET                                                     1,889,187       1,905,893

GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $762,000 AND $758,000
   IN 2004 AND 2003, RESPECTIVELY                                                      737,543         704,235
OTHER INTANGIBLES, NET OF ACCUMULATED AMORTIZATION OF $206,000 AND $164,000
   IN 2004 AND 2003, RESPECTIVELY                                                      416,231         432,549
OTHER ASSETS                                                                           324,796         336,183
                                                                                ---------------  --------------
                                                                                $   20,641,696   $  19,058,406
                                                                                ===============  ==============


             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE                                                                $    1,632,357   $   1,545,079
ACCRUED EXPENSES AND OTHER LIABILITIES                                               1,178,921       1,000,427
NOTES PAYABLE AND CURRENT MATURITIES OF LONG-TERM DEBT                                       -           1,134
                                                                                ---------------  --------------
     TOTAL CURRENT LIABILITIES                                                       2,811,278       2,546,640
                                                                                ---------------  --------------

DEFERRED INCOME TAXES                                                                  288,617         209,289

NOTES PAYABLE AND LONG-TERM DEBT, NET OF CURRENT MATURITIES                          1,006,821       1,792,984

COMMITMENTS AND CONTINGENCIES                                                                -               -

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $0.10 PAR VALUE; 20,000 SHARES AUTHORIZED,
   NONE ISSUED OR OUTSTANDING                                                                -               -
COMMON STOCK, $0.0024 PAR VALUE; 25,000,000 SHARES AUTHORIZED,
  10,560,661 AND 10,487,961 SHARES ISSUED IN 2004 AND 2003, RESPECTIVELY;
  10,555,153 AND 10,487,961 SHARES OUTSTANDING IN 2004 AND 2003, RESPECTIVELY           25,345          25,171
PAID-IN CAPITAL                                                                      4,796,999       4,673,158
RETAINED EARNINGS                                                                   11,719,282       9,804,719
LESS:  NOTES RECEIVABLE SECURED BY COMMON STOCK                                        (15,000)        (20,000)
LESS:  TREASURY STOCK, 5,508 SHARES, AT COST                                           (23,960)              -
ACCUMULATED OTHER COMPREHENSIVE LOSS                                                    32,314          26,445
                                                                                ---------------  --------------
     TOTAL STOCKHOLDERS' EQUITY                                                     16,534,980      14,509,493
                                                                                ---------------  --------------
                                                                                $   20,641,696   $  19,058,406
                                                                                ===============  ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            THE LEATHER FACTORY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                         THREE MONTHS                  NINE MONTHS
                                                      2004           2003          2004          2003
                                                 --------------  -------------  ------------  ------------
NET SALES                                        $  10,580,074   $ 10,119,070   $33,720,764   $31,139,830

COST OF SALES                                        4,640,641      4,529,258    15,075,359    14,183,460
                                                 --------------  -------------  ------------  ------------
          GROSS PROFIT                               5,939,433      5,589,812    18,645,405    16,956,370

OPERATING EXPENSES                                   5,164,190      4,672,820    15,569,191    13,769,241
                                                 --------------  -------------  ------------  ------------
INCOME FROM OPERATIONS                                 775,243        916,992     3,076,214     3,187,129

OTHER INCOME (EXPENSE):
          INTEREST EXPENSE                             (14,910)       (40,735)      (41,019)     (174,555)
          OTHER, NET                                    30,600         (6,089)        3,509        68,433
                                                 --------------  -------------  ------------  ------------
          TOTAL OTHER INCOME (EXPENSE)                  15,690        (46,824)      (37,510)     (106,122)
                                                 --------------  -------------  ------------  ------------
INCOME BEFORE INCOME TAXES                             790,933        870,168     3,038,704     3,081,007

PROVISION FOR INCOME TAXES                             363,548        268,488     1,124,141       926,105
                                                 --------------  -------------  ------------  ------------
NET INCOME                                       $     427,385   $    601,680   $ 1,914,563   $ 2,154,902
                                                 ==============  =============  ============  ============



NET INCOME PER COMMON SHARE-BASIC                $        0.04   $       0.06   $      0.18   $      0.21
                                                 ==============  =============  ============  ============
NET INCOME PER COMMON SHARE-DILUTED              $        0.04   $       0.06   $      0.17   $      0.20
                                                 ==============  =============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC                                             10,560,661     10,394,374    10,540,374    10,269,415
  DILUTED                                           10,931,940     10,902,794    10,986,541    10,840,764


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            THE LEATHER FACTORY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                             2004          2003
                                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                             $ 1,914,563   $ 2,154,902
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES-
     DEPRECIATION & AMORTIZATION                                             366,077       397,959
     LOSS ON DISPOSAL OF ASSETS                                                    -         9,372
     DEFERRED INCOME TAXES                                                    13,759        59,508
     OTHER                                                                     3,137        14,960
     NET CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE-TRADE, NET                                       (413,809)     (390,808)
       INVENTORY                                                          (1,739,977)    1,074,217
       INCOME TAXES                                                          191,666         2,936
       OTHER CURRENT ASSETS                                                   93,380       (37,153)
       ACCOUNTS PAYABLE                                                       87,279      (162,618)
       ACCRUED EXPENSES AND OTHER LIABILITIES                                178,494    (1,538,342)
                                                                         ------------  ------------
     TOTAL ADJUSTMENTS                                                    (1,219,995)     (569,969)
                                                                         ------------  ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                              694,568     1,584,933
                                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY AND EQUIPMENT                                        (267,552)     (326,284)
  PAYMENTS IN CONNECTION WITH BUSINESSES ACQUIRED                           (156,454)            -
  PROCEEDS FROM SALE OF ASSETS                                                     -         6,217
  INCREASE IN OTHER ASSETS                                                    11,387       (22,305)
                                                                         ------------  ------------
      NET CASH USED IN INVESTING ACTIVITIES                                 (412,619)     (342,372)
                                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET DECREASE IN REVOLVING CREDIT LOANS                                    (786,162)   (1,544,417)
  PAYMENTS ON NOTES PAYABLE AND LONG-TERM DEBT                                     -        (4,878)
  DECREASE IN CASH RESTRICTED FOR PAYMENT ON REVOLVING CREDIT FACILITY        (1,134)       43,685
  PAYMENTS RECEIVED ON NOTES SECURED BY COMMON STOCK                           5,000        24,003
  REPURCHASE OF COMMON STOCK (TREASURY STOCK)                                (23,960)            -
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                                     124,015       325,688
                                                                         ------------  ------------
      NET CASH USED IN FINANCING ACTIVITIES                                 (682,241)   (1,155,919)
                                                                         ------------  ------------
NET CHANGE IN CASH                                                          (400,292)       86,642

CASH, BEGINNING OF PERIOD                                                  1,728,344       101,557
                                                                         ------------  ------------
CASH, END OF PERIOD                                                      $ 1,328,052   $   188,199
                                                                         ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  INTEREST PAID DURING THE PERIOD                                        $    43,960   $   178,558
  INCOME TAXES PAID DURING THE PERIOD, NET OF (REFUNDS)                      848,427       809,602

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            THE LEATHER FACTORY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                         TREASURY
                                    NUMBER OF SHARES   PAR VALUE       PAID-IN CAPITAL    STOCK
                                   -----------------  --------------  ----------------  ---------
BALANCE, DECEMBER 31, 2002                10,149,961  $       24,360  $      4,163,901         -

PAYMENTS ON NOTES RECEIVABLE
SECURED BY COMMON STOCK                            -               -                 -         -

SHARES ISSUED - WARRANTS AND
EMPLOYEE STOCK OPTIONS EXERCISED             320,500             769           198,537         -

WARRANTS TO ACQUIRE 100,000
SHARES OF COMMON STOCK ISSUED                      -               -           126,381         -

NET INCOME                                         -               -                 -         -

TRANSLATION ADJUSTMENT                             -               -                 -         -
                                   -----------------  --------------  ----------------  ---------
BALANCE, SEPTEMBER 30, 2003               10,470,461  $       25,129  $      4,488,819         -
                                   =================  ==============  ================  =========



BALANCE, DECEMBER 31, 2003                10,487,961  $       25,171  $      4,673,158         -

PAYMENTS ON NOTES RECEIVABLE
SECURED BY COMMON STOCK                            -               -                 -         -

SHARES ISSUED - STOCK OPTIONS EXERCISED       72,700             174            74,896         -

WARRANTS TO ACQUIRE 50,000
 SHARES OF COMMON STOCK ISSUED                     -               -            48,945         -

PURCHASE OF TREASURY STOCK                         -               -                 -  $(23,960)

NET INCOME                                         -               -                 -         -

TRANSLATION ADJUSTMENT                             -               -                 -         -
                                   -----------------  --------------  ----------------  ---------
BALANCE, SEPTEMBER 30, 2004               10,560,661  $       25,345  $      4,796,999  $(23,960)
                                   =================  ==============  ================  =========

                                               NOTES RECEIVABLE  ACCUMULATED OTHER
                                    RETAINED    SECURED BY           CUMULATIVE                   COMPREHENSIVE
                                    EARNINGS    COMMON STOCK        INCOME (LOSS)        TOTAL      INC(LOSS)
                                   ----------  ----------------  -----------------   -----------  -------------
BALANCE, DECEMBER 31, 2002         $7,064,345  $       (44,003)  $        (38,541)   $11,170,062

PAYMENTS ON NOTES RECEIVABLE
SECURED BY COMMON STOCK                     -           24,003                  -         24,003

SHARES ISSUED - WARRANTS AND
EMPLOYEE STOCK OPTIONS EXERCISED            -                -                  -        199,306

WARRANTS TO ACQUIRE 100,000
SHARES OF COMMON STOCK ISSUED               -                -                  -        126,381

NET INCOME                          2,154,902                -                  -      2,154,902   $  2,154,902

TRANSLATION ADJUSTMENT                      -                -             28,739         28,739         28,739
                                   ----------  ----------------  -----------------   -----------  -------------
BALANCE, SEPTEMBER 30, 2003        $9,219,247  $      (20,000)   $         (9,802)   $13,703,393
                                   ==========  ================  =================   ===========

COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003                                  $  2,183,641
                                                                                                   ============

BALANCE, DECEMBER 31, 2003         $9,804,719  $      (20,000)   $         26,445    $14,509,493

PAYMENTS ON NOTES RECEIVABLE
SECURED BY COMMON STOCK                     -           5,000                   -          5,000

SHARES ISSUED - STOCK OPTIONS
   EXERCISED                                -               -                   -         75,070

WARRANTS TO ACQUIRE 50,000
   SHARES OF COMMON STOCK ISSUED            -               -                   -         48,945

PURCHASE OF TREASURY STOCK                  -               -                   -        (23,960)

NET INCOME                          1,914,563                -                   -     1,914,563  $  1,914,563

TRANSLATION ADJUSTMENT                      -                -               5,869         5,869         5,869
                                   ----------  ----------------  -----------------   -----------  ------------
BALANCE, SEPTEMBER 30, 2004       $11,719,282  $       (15,000)   $         32,314   $16,534,980
                                   ==========  ================  =================   ===========
COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004                                 $  1,920,432
                                                                                                  ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            THE LEATHER FACTORY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION  AND  CERTAIN  SIGNIFICANT  ACCOUNTING  POLICIES

IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS FOR THE LEATHER FACTORY, INC. AND ITS CONSOLIDATED SUBSIDIARIES (THE "COMPANY" OR "TLF") CONTAIN ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY ITS FINANCIAL POSITION AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003, AND ITS RESULTS OF OPERATIONS AND CASH FLOWS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003. OPERATING RESULTS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDING DECEMBER 31, 2004. THESE CONSOLIDATED FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

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

INVENTORY

INVENTORY IS STATED AT THE LOWER OF COST OR MARKET AND IS ACCOUNTED FOR ON THE "FIRST IN, FIRST OUT" METHOD. IN ADDITION, THE VALUE OF INVENTORY IS PERIODICALLY REDUCED FOR SLOW-MOVING OR OBSOLETE INVENTORY BASED ON MANAGEMENT'S REVIEW OF ITEMS ON HAND COMPARED TO THEIR ESTIMATED FUTURE DEMAND. THE COMPONENTS OF INVENTORY CONSIST OF THE FOLLOWING:



                                             AS OF
                                   SEPTEMBER 30,   DECEMBER 31,
                                       2004            2003
                                   ------------    ------------
FINISHED GOODS HELD FOR SALE. . .  $ 11,800,258    $  9,902,140
RAW MATERIALS AND WORK IN PROCESS     1,079,987       1,177,753
                                   ------------    ------------
                                   $ 12,880,245    $ 11,079,893
                                   ============    ============

GOODWILL  AND  OTHER  INTANGIBLES

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," PRESCRIBES A TWO-PHASE PROCESS FOR IMPAIRMENT TESTING OF GOODWILL, WHICH IS PERFORMED ONCE ANNUALLY, ABSENT INDICATORS OF IMPAIRMENT DURING THE INTERIM. THE FIRST PHASE SCREENS FOR IMPAIRMENT, WHILE THE SECOND PHASE (IF NECESSARY) MEASURES THE IMPAIRMENT. THE COMPANY HAS ELECTED TO PERFORM THE ANNUAL ANALYSIS DURING THE FOURTH CALENDAR QUARTER OF EACH YEAR. AS OF DECEMBER 31, 2003, MANAGEMENT DETERMINED THAT THE PRESENT VALUE OF THE DISCOUNTED ESTIMATED FUTURE CASH FLOWS OF THE STORES ASSOCIATED WITH THE GOODWILL IS SUFFICIENT TO SUPPORT THEIR RESPECTIVE GOODWILL BALANCES. NO INDICATORS OF IMPAIRMENT WERE IDENTIFIED DURING THE FIRST NINE MONTHS OF 2004.

OTHER  INTANGIBLES  CONSIST  OF  THE  FOLLOWING:

                             AS OF SEPTEMBER 30, 2004            AS OF DECEMBER 31, 2003
                        ---------------------------------     ---------------------------------
                                    ACCUMULATED                          ACCUMULATED
                        GROSS      AMORTIZATION    NET          GROSS    AMORTIZATION    NET
                        ---------  ------------  --------     ---------  ------------  --------
TRADEMARKS, COPYRIGHTS  $ 544,369  $    165,538  $378,831     $ 544,369  $    138,320  $406,049
NON-COMPETE AGREEMENTS     78,000        40,600    37,400        52,000        25,500    26,500
                        ---------  ------------  --------     ---------  ------------  --------
                        $ 622,369  $    206,138  $416,231     $ 596,369  $    163,820  $432,549
                        =========  ============  ========     ========== ============  ========

THE COMPANY RECORDED AMORTIZATION EXPENSE OF $42,318 DURING THE FIRST NINE MONTHS OF 2004 COMPARED TO $39,161 DURING THE FIRST NINE MONTHS OF 2003. THE COMPANY HAS NO INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION UNDER SFAS 142. BASED ON THE CURRENT AMOUNT OF INTANGIBLE ASSETS SUBJECT TO AMORTIZATION, THE ESTIMATED AMORTIZATION EXPENSE FOR EACH OF THE SUCCEEDING FIVE YEARS IS AS
FOLLOWS:

                                                 ROBERTS,
               LEATHER FACTORY.  TANDY LEATHER   CUSHMAN   TOTAL
               ----------------  --------------  --------  -------
2004           $          5,954  $       41,670  $      0  $47,624
2005                      5,954          33,004         0   38,958
2006                      5,954          32,337         0   38,291
2007                      5,954          31,837         0   37,791
2008                      5,954          30,337         0   36,291

REVENUE  RECOGNITION

THE COMPANY'S SALES GENERALLY OCCUR VIA TWO METHODS: (1) AT THE COUNTER IN THE COMPANY'S STORES, AND (2) SHIPMENT BY COMMON CARRIER. SALES AT THE COUNTER ARE RECORDED AND TITLE PASSES AS TRANSACTIONS OCCUR. OTHERWISE, SALES ARE RECORDED AND TITLE PASSES WHEN THE MERCHANDISE IS SHIPPED TO THE CUSTOMER. THE COMPANY'S SHIPPING TERMS ARE FOB SHIPPING POINT.

THE COMPANY'S OFFERS AN UNCONDITIONAL SATISFACTION GUARANTEE TO ITS CUSTOMERS AND ACCEPTS ALL PRODUCT RETURNS. NET SALES REPRESENT GROSS SALES LESS NEGOTIATED PRICE ALLOWANCES, PRODUCT RETURNS, AND ALLOWANCES FOR DEFECTIVE MERCHANDISE.

RECENT  ACCOUNTING  PRONOUNCEMENTS

IN JANUARY 2003, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED FIN 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES (VIE'S)," AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51. FIN 46 REQUIRES CERTAIN VARIABLE INTEREST ENTITIES TO BE CONSOLIDATED BY THE PRIMARY BENEFICIARY OF THE ENTITY IF THE EQUITY INVESTORS IN THE ENTITY DO NOT HAVE THE CHARACTERISTICS OF A CONTROLLING FINANCIAL INTEREST OR DO NOT HAVE SUFFICIENT EQUITY AT RISK FOR THE ENTITY TO FINANCE ITS ACTIVITIES WITHOUT ADDITIONAL SUBORDINATED FINANCIAL SUPPORT FROM OTHER PARTIES. IN DECEMBER 2003, THE FASB ISSUED FIN 46R (REVISED DECEMBER
2003)  WHICH  DELAYED  THE APPLICATION OF FIN 46 TO TLF UNTIL THE INTERIM PERIOD
ENDED MARCH 31, 2004, AND PROVIDES ADDITIONAL TECHNICAL CLARIFICATIONS TO IMPLEMENTATION ISSUES. THE APPLICATION OF THIS INTERPRETATION DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.

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

HAD COMPENSATION COST FOR THE COMPANY'S STOCK OPTIONS BEEN DETERMINED CONSISTENT WITH THE SFAS 123 FAIR VALUE APPROACH, THE COMPANY'S NET INCOME AND NET INCOME PER COMMON SHARE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, ON A PRO FORMA BASIS, WOULD HAVE BEEN AS FOLLOWS:

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                 2004          2003          2004          2003
                                            ------------  ------------     ----------   ----------

NET INCOME, AS REPORTED                     $    427,385  $    601,680     $1,914,563   $2,154,902

ADD: STOCK-BASED COMPENSATION EXPENSE
     INCLUDED IN REPORTED NET INCOME                   -             -              -            -

DEDUCT: STOCK-BASED COMPENSATION EXPENSE
     DETERMINED UNDER FAIR VALUE METHOD           29,361        24,546         88,083       73,639
                                            ------------  ------------     ----------   ----------
NET INCOME, PRO FORMA                       $    398,024  $    577,134     $1,826,480   $2,081,263
                                            ------------  ------------     ----------   ----------





NET INCOME PER SHARE:
BASIC - AS REPORTED                         $       0.04  $       0.06     $     0.18   $     O.21
BASIC - PRO FORMA                           $       0.04  $       0.06     $     0.17   $     0.20

DILUTED - AS REPORTED                       $       0.04  $       0.06     $     0.17   $     0.20
DILUTED - PRO FORMA                         $       0.04  $       0.05     $     0.17   $     0.19

THE FAIR VALUES OF STOCK OPTIONS GRANTED WERE ESTIMATED ON THE DATES OF GRANT USING THE BLACK-SCHOLES OPTION PRICING MODEL WITH THE FOLLOWING WEIGHTED AVERAGE
ASSUMPTIONS: RISK-FREE INTEREST RATE OF 3.375% AND 3.125% FOR 2004 AND 2003, RESPECTIVELY; DIVIDEND YIELDS OF 0% FOR BOTH PERIODS; VOLATILITY FACTORS OF .364 FOR 2004 AND .706 FOR 2003; AND AN EXPECTED LIFE OF THE VALUED OPTIONS OF THREE TO FIVE YEARS.

3.  EARNINGS  PER  SHARE

THE FOLLOWING TABLE SETS FORTH THE COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE ("EPS"):

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                              2004                2003            2004         2003
                                                                                               -----------  -----------
NUMERATOR:
  NET  INCOME                                         $           427,385  $          601,680  $ 1,914,563  $ 2,154,902
                                                      -------------------  ------------------  -----------  -----------
  NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE              427,385             601,680    1,914,563    2,154,902
                                                      -------------------  ------------------  -----------  -----------

DENOMINATOR:
  WEIGHTED-AVERAGE SHARES OUTSTANDING-BASIC                    10,560,661          10,394,374   10,540,374   10,269,415

EFFECT OF DILUTIVE SECURITIES:
  STOCK OPTIONS                                                   352,595             422,000      413,576      425,818
  WARRANTS                                                         18,684              86,420       32,591      145,531
                                                      -------------------  ------------------  -----------  -----------
DILUTIVE POTENTIAL COMMON SHARES                                  371,279             508,420      446,167      571,349
                                                      -------------------  ------------------  -----------  -----------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE-
  WEIGHTED-AVERAGE SHARES                                      10,931,940          10,902,794   10,986,541   10,840,764
                                                      -------------------  ------------------  -----------  -----------
  BASIC EARNINGS PER SHARE                            $              0.04  $             0.06  $      0.18  $      0.21
                                                      ===================  ==================  ===========  ===========
  DILUTED EARNINGS PER SHARE                          $              0.04  $             0.06  $      0.17  $      0.20
                                                      ===================  ==================  ===========  ===========

THE NET EFFECT OF CONVERTING STOCK OPTIONS TO PURCHASE 825,200 AND 924,700 SHARES OF COMMON STOCK AT OPTION PRICES LESS THAN THE AVERAGE MARKET PRICES HAS BEEN INCLUDED IN THE COMPUTATIONS OF DILUTED EPS FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003, RESPECTIVELY.


4.  SEGMENT  INFORMATION

THE  COMPANY  IDENTIFIES  ITS SEGMENTS BASED ON THE ACTIVITIES OF THREE DISTINCT
BUSINESSES:

A. THE LEATHER FACTORY, WHICH SELLS PRIMARILY TO WHOLESALE CUSTOMERS THROUGH A CHAIN OF WHOLESALE CENTERS LOCATED IN THE UNITED STATES AND CANADA;

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

                                                LEATHER       TANDY      ROBERTS,
                                                FACTORY       LEATHER     CUSHMAN       TOTAL
                                              -----------   ----------   ----------  ------------
FOR THE QUARTER ENDED SEPTEMBER 30, 2004
NET SALES                                     $ 7,067,483   $3,053,712   $  458,879  $10,580,074
GROSS PROFIT                                    3,861,917    1,934,296      143,220    5,939,433
OPERATING EARNINGS                                583,253      168,459       23,531      775,243
INTEREST EXPENSE                                   14,910            -            -       14,910
OTHER, NET                                        (28,995)      (1,605)           -      (30,600)
INCOME BEFORE INCOME TAXES                        597,338      170,064       23,531      790,933
     DEPRECIATION AND AMORTIZATION                 79,937       30,724        2,715      113,376
     FIXED ASSET ADDITIONS                 .       66,883       67,752        1,867      136,502
     TOTAL ASSETS                             $16,399,199   $3,399,499   $  842,998  $20,641,696
                                              -----------   ----------   ----------  ------------
FOR THE QUARTER ENDED SEPTEMBER 30, 2003
NET SALES                                     $ 7,372,159   $2,334,127   $  412,784  $10,119,070
GROSS PROFIT                                    3,996,866    1,475,312      117,634    5,589,812
OPERATING EARNINGS                                784,322      117,514       15,156      916,992
 INTEREST EXPENSE                                 (40,735)           -            -      (40,735)
OTHER, NET                                         (6,315)         226            -       (6,089)
INCOME BEFORE INCOME TAXES                        737,272      117,740       15,156      870,168
     DEPRECIATION AND AMORTIZATION                 99,489       20,978        2,365      122,832
     FIXED ASSET ADDITIONS                         33,230       21,300        1,377       55,907
     TOTAL ASSETS                             $15,300,407   $2,802,218   $  904,582  $19,007,207
                                              -----------   ----------   ----------  ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
NET SALES                                     $22,934,369   $9,193,196   $1,593,199  $33,720,764
GROSS PROFIT                                   12,416,110    5,709,563      519,732   18,645,405
OPERATING EARNINGS                              2,306,807      660,782      108,625    3,076,214
INTEREST EXPENSE                                   41,019            -            -       41,019
OTHER, NET                                           (996)      (2,513)           -       (3,509)
INCOME BEFORE INCOME TAXES                      2,266,784      663,295      108,625    3,038,704
     DEPRECIATION AND AMORTIZATION                275,216       83,693        7,168      366,077
     FIXED ASSET ADDITIONS                        114,592      143,143        9,817      267,552
     TOTAL ASSETS                             $16,399,199   $3,399,499   $  842,998  $20,641,696
                                              -----------   ----------   ----------  ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
NET SALES                                     $23,375,158   $6,312,145   $1,452,527  $31,139,830
GROSS PROFIT                                   12,447,180    3,981,715      497,475   16,956,370
OPERATING EARNINGS                              2,626,394      430,737      129,998    3,187,129
INTEREST EXPENSE                                 (174,555)           -            -     (174,555)
OTHER, NET                                         68,064          369            -       68,433
INCOME BEFORE INCOME TAXES                      2,519,903      431,106      129,998    3,081,007
     DEPRECIATION AND AMORTIZATION                335,184       55,064        7,711      397,959
     FIXED ASSET ADDITIONS                        201,862      122,189        2,233      326,284
     TOTAL ASSETS                             $15,300,407   $2,802,218   $  904,582  $19,007,207
                                              -----------   ----------   ----------  ------------

NET  SALES  FOR  GEOGRAPHIC  AREAS  WERE  AS  FOLLOWS:

                       THREE MONTHS ENDED           NINE MONTHS ENDED
                           SEPTEMBER 30,              SEPTEMBER 30,
                          2004          2003         2004         2003
                     ------------  ------------  -----------  -----------
UNITED STATES . . .  $  9,729,500  $  9,456,440  $31,213,487  $29,038,861
ALL OTHER COUNTRIES       850,574       662,630    2,507,277    2,100,969
                     ------------  ------------  -----------  -----------
                     $ 10,580,074  $ 10,119,070  $33,720,764  $31,139,830
                     ============  ============  ===========  ===========

GEOGRAPHIC SALES INFORMATION IS BASED ON THE LOCATION OF THE CUSTOMER. NET SALES FROM NO SINGLE FOREIGN COUNTRY WAS MATERIAL TO THE COMPANY'S CONSOLIDATED NET SALES FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003. THE COMPANY DOES NOT HAVE ANY SIGNIFICANT LONG-LIVED ASSETS OUTSIDE OF THE UNITED STATES.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE ARE A DELAWARE CORPORATION WHOSE COMMON STOCK TRADES ON THE AMERICAN STOCK EXCHANGE UNDER THE SYMBOL "TLF". OUR COMPANY IS MANAGED ON A BUSINESS ENTITY BASIS, WITH THOSE BUSINESSES BEING THE LEATHER FACTORY, TANDY LEATHER COMPANY, AND ROBERTS, CUSHMAN & COMPANY, INC. SEE NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION CONCERNING OUR BUSINESS SEGMENTS, AS WELL AS OUR FOREIGN OPERATIONS.

LEATHER FACTORY, FOUNDED IN 1980, DISTRIBUTES LEATHER AND RELATED PRODUCTS, INCLUDING LEATHERWORKING TOOLS, BUCKLES AND ADORNMENTS FOR BELTS, LEATHER DYES AND FINISHES, SADDLE AND TACK HARDWARE, AND DO-IT-YOURSELF KITS. THE PRODUCTS ARE SOLD PRIMARILY THROUGH THIRTY COMPANY-OWNED WHOLESALE CENTERS LOCATED THROUGHOUT NORTH AMERICA AND ONE COMPANY-OWNED RETAIL STORE LOCATED IN CANADA.

TANDY LEATHER, FOUNDED IN 1919, IS THE BEST-KNOWN SUPPLIER OF LEATHER AND RELATED SUPPLIES USED IN THE LEATHERCRAFT INDUSTRY. PRODUCTS INCLUDE QUALITY TOOLS, LEATHER, ACCESSORIES, KITS AND TEACHING MATERIALS. IN EARLY 2002, WE INITIATED A PLAN TO EXPAND TANDY BY OPENING RETAIL STORES. AS OF SEPTEMBER 30, 2004 WE HAVE OPENED THIRTY-SIX TANDY LEATHER RETAIL STORES LOCATED THROUGHOUT THE UNITED STATES.

ROBERTS, CUSHMAN, WHOSE ORIGINS DATE BACK TO THE MID-1800S, CUSTOM DESIGNS AND MANUFACTURES A PRODUCT LINE OF DECORATIVE HAT TRIMS FOR HEADWEAR MANUFACTURERS.

CRITICAL  ACCOUNTING  POLICIES

A DESCRIPTION OF OUR CRITICAL ACCOUNTING POLICIES APPEARS IN "ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

FORWARD-LOOKING  STATEMENTS
---------------------------

CERTAIN STATEMENTS CONTAINED IN THIS REPORT AND OTHER MATERIALS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION, AS WELL AS INFORMATION INCLUDED IN ORAL
STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY US, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS GENERALLY ARE ACCOMPANIED BY WORDS SUCH AS "MAY," "WILL," "COULD," "SHOULD," "ANTICIPATE," "BELIEVE," "BUDGETED," "EXPECT," "INTEND," "PLAN," "PROJECT,"
"POTENTIAL," "ESTIMATE," "CONTINUE," OR "FUTURE" OR THE NEGATIVE, OTHER VARIATIONS THEREOF OR OTHER OR SIMILAR STATEMENTS. THERE ARE CERTAIN IMPORTANT RISKS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY SOME OF THE FORWARD-LOOKING STATEMENTS. SOME, BUT NOT ALL, OF THE IMPORTANT RISKS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SUGGESTED BY THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS:

     WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF THE OPENING OF TANDY LEATHER RETAIL STORES OR WE MAY BE UNABLE TO OBTAIN SUFFICIENT NEW LOCATIONS ON ACCEPTABLE TERMS TO MEET OUR GROWTH PLANS. ALSO, OTHER RETAIL INITIATIVES MAY NOT BE SUCCESSFUL.

WHEN WE ACQUIRED THE ASSETS OF TANDY LEATHER IN LATE 2000, THERE WAS ONLY A SINGLE TANDY LEATHER DISTRIBUTION CENTER AND NO RETAIL OUTLETS. IN 2002, WE BEGAN A PROGRAM OF DEVELOPING TANDY LEATHER RETAIL STORES, AND THROUGH SEPTEMBER 30, 2004, WE HAVE ADDED THIRTY-SIX TANDY LEATHER STORES AND CLOSED THE DISTRIBUTION CENTER. WE BELIEVE THAT THESE STORE OPENINGS AND ACQUISITIONS HAVE BEEN SUCCESSFUL, BUT THERE CAN BE NO ASSURANCE THAT THIS SUCCESS WILL CONTINUE OR THAT WE WILL BE ABLE TO FIND ADDITIONAL LOCATIONS FOR NEW STORES OR EXISTING LEATHERCRAFT STORES TO ACQUIRE ON ECONOMICALLY VIABLE TERMS. BECAUSE, IN RECENT YEARS, THE EXPANSION OF TANDY LEATHER HAS PRODUCED MUCH OF THE INCREASE IN OUR PROFITS, DISRUPTION OF THIS EXPANSION WOULD LIKELY SLOW OR STOP THIS INCREASE IN PROFITS.

     RECENT DECLINES IN SALES TO NATIONAL ACCOUNTS BY OUR LEATHER FACTORY OPERATION COULD CONTINUE.
SALES TO NATIONAL ACCOUNTS BY OUR LEATHER FACTORY OPERATION DECREASED AT THE END OF 2003 AND WERE ALSO DOWN IN THE FIRST NINE MONTHS OF 2004. WE ARE WORKING TO REVERSE THIS TREND, BUT, IF IT CONTINUES, OUR CONSOLIDATED NET INCOME COULD BE REDUCED.

     POLITICAL  CONSIDERATIONS  HERE  AND  ABROAD  COULD  DISRUPT OUR SOURCES OF
SUPPLIES FROM ABROAD OR AFFECT THE PRICES WE PAY FOR GOODS. CONTINUED INVOLVEMENT BY THE UNITED STATES IN WAR AND OTHER MILITARY OPERATIONS IN THE MIDDLE EAST AND OTHER AREAS ABROAD COULD DISRUPT INTERNATIONAL TRADE AND AFFECT OUR INVENTORY SOURCES.

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

     IF,  FOR  WHATEVER  REASON,  THE  COSTS  OF OUR RAW MATERIALS AND INVENTORY
INCREASE, WE MAY NOT BE ABLE TO PASS THOSE COSTS ON TO OUR CUSTOMERS, PARTICULARLY IF THE ECONOMY HAS NOT RECOVERED FROM ITS DOWNTURN.
THE PRICES OF HIDES AND LEATHERS FLUCTUATE IN NORMAL TIMES, AND THESE FLUCTUATIONS CAN AFFECT OUR BUSINESS. LIVESTOCK DISEASES SUCH AS MAD COW COULD REDUCE THE AVAILABILITY OF HIDES AND LEATHERS OR INCREASE THEIR COST.

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

     THE RECENT ECONOMY DOWNTURN IN THE UNITED STATES, AS WELL AS ABROAD, MAY CAUSE OUR SALES TO DECREASE OR NOT TO INCREASE OR ADVERSELY AFFECT THE PRICES CHARGED FOR OUR PRODUCTS. ALSO, HOSTILITIES, TERRORISM OR OTHER EVENTS COULD WORSEN THIS CONDITION.

RECENTLY, THE WORLD ECONOMY HAS SHOWN SIGNS OF RECOVERING FROM AN ECONOMIC SLUMP. HOWEVER, THIS RECOVERY IS NOT YET COMPLETE, AND THERE CAN BE NO ASSURANCE THAT INCREASED OIL AND GAS PRICES, TERRORISM, OR OTHER FACTORS WILL NOT IMPEDE THIS RECOVERY. CONTINUATION OR WORSENING OF THE ECONOMIC CONDITION IN THE UNITED STATES OR INTERNATIONALLY IS LIKELY TO LIMIT OR DECREASE OUR PROFITS.

IN ADDITION, TERRORISM OR THE THREAT OF TERRORIST ATTACKS IN THE UNITED STATES OR AGAINST UNITED STATES INTERESTS ABROAD COULD CAUSE CONSUMER BUYING HABITS TO CHANGE AND DECREASE OUR SALES. WE BELIEVE THAT MAJOR DISRUPTIONS (SUCH AS
TERRORIST ATTACKS) COULD REDUCE CONSUMER SPENDING, PARTICULARLY PURCHASES OF NON-ESSENTIAL PRODUCTS SUCH AS OURS.

OTHER FACTORS COULD CAUSE EITHER FLUCTUATIONS IN BUYING PATTERNS OR POSSIBLE NEGATIVE TRENDS IN THE CRAFT AND WESTERN RETAIL MARKETS. IN ADDITION, OUR CUSTOMERS MAY CHANGE THEIR PREFERENCES TO PRODUCTS OTHER THAN OURS, OR THEY MAY NOT ACCEPT NEW PRODUCTS AS WE INTRODUCE THEM.

WE ASSUME NO OBLIGATION TO UPDATE OR OTHERWISE REVISE OUR FORWARD-LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES MAKE IT CLEAR THAT ANY PROJECTED RESULTS, EXPRESS OR IMPLIED, WILL NOT BE REALIZED.

RESULTS  OF  OPERATIONS
-----------------------

THE FOLLOWING TABLES PRESENT SELECTED FINANCIAL DATA ON THE OPERATING RESULTS OF EACH OF OUR THREE SEGMENTS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003:

                  QUARTER ENDED SEPTEMBER 30, 2004       QUARTER ENDED SEPTEMBER 30, 2003
                                       OPERATING                                OPERATING
                      SALES              INCOME            SALES                  INCOME
                  -------------        -----------       -------------           --------
Leather Factory.  $   7,067,483        $   583,253       $   7,372,159           $784,322
Tandy                 3,053,712            168,459           2,334,127            117,514
Roberts, Cushman        458,879             23,531             412,784             15,156
                  -------------        -----------       -------------           --------
Total Operations  $  10,580,074        $   775,243       $  10,119,070           $916,992
                  =============        ============      =============           ========

                  NINE MONTHS ENDED SEPTEMBER 30, 2004   NINE MONTHS ENDED SEPTEMBER 30, 2003
                  ------------------------------------   ------------------------------------
                                             OPERATING                              OPERATING
                      SALES                  INCOME         SALES                    INCOME
                  ------------             -----------   ------------              ----------
Leather Factory.  $ 22,934,369             $ 2,306,807   $ 23,375,158              $2,626,394
Tandy                9,193,196                 660,782      6,312,145                 430,737
Roberts, Cushman     1,593,199                 108,625      1,452,527                 129,998
                  ------------             -----------   ------------              ----------
Total Operations  $ 33,720,764             $ 3,076,214   $ 31,139,830              $3,187,129
                  ============             ===========   ============              ==========

Consolidated net sales for the quarter ended September 30, 2004 increased $461,000, or 4.6%, compared to the same period in 2003. Tandy Leather contributed $720,000 and Roberts, Cushman recorded a gain of $46,000. Leather Factory's sales were down $305,000. Operating income on a consolidated basis for the quarter ended September 30, 2004 was down 15% or $141,000 compared with the third quarter of 2003.

Consolidated net sales for the nine months ended September 30, 2004 increased $2.6 million, or 8.3%, compared to the same period in 2003. Tandy Leather contributed $2.9 million of the sales gain while Roberts, Cushman added $141,000. Leather Factory's 2004 sales were down $440,000 from those of a year ago. Operating income on a consolidated basis for the nine months ended September 30, 2004 was down 3.5% or $111,000 over last year.

The following table shows in comparative form our consolidated net income for the third quarter and nine months ended September 30, 2004 and 2003:

                              QUARTER ENDED 09/30/04  QUARTER ENDED 09/30/03    % CHANGE
                              ----------------------  ----------------------    --------
Net income                    $              427,385  $              601,680     (28.9%)
                              ======================  ======================    ========
                                NINE MONTHS ENDED      NINE MONTHES ENDED
                                    09/30/04                09/30/03            % CHANGE
                              ----------------------  ----------------------    --------
Net income                    $            1,914,563  $            2,154,902     (11.2%)
                              ======================  ======================    ========

LEATHER  FACTORY  OPERATIONS

Net sales from Leather Factory's wholesale centers decreased 4.1% for the third quarter of 2004 compared to the sale period in 2003 as follows:

QUARTER ENDED
                                     09/30/04    09/30/03   $  CHANGE   % CHANGE
                                    ----------  ----------  ----------  ---------
Sales, excluding NATIONAL ACCOUNTS  $5,910,887  $5,862,053  $  48,834        1.0%
NATIONAL ACCOUNT sales               1,156,596   1,510,106   (353,510)    (23.4)%
                                    ----------  ----------  ----------  ---------
Total sales                         $7,067,483  $7,372,159  $(304,676)     (4.1)%
                                    ==========  ==========  ==========  =========

As shown by the table above, the Leather Factory wholesale centers, excluding the impact of the NATIONAL ACCOUNT customer group, achieved a modest sales gain. We recorded sales gains totaling $157,000 in our WHOLESALE and MANUFACTURERS customer groups but those gains were partially offset by a sales decline to our RETAIL and INSTITUTION customer groups of $110,000. We believe the decline in these customer categories is primarily due to the continued expansion of Tandy Leather into the market. Sales to our NATIONAL ACCOUNTS continue to decline this year compared to last year as discussed in previous filings. We still believe that these decreases are temporary but do not expect to see any significant improvement in these sales until 2005.

The following table presents Leather Factory's sales mix by customer categories for the quarters ended September 30, 2004 and 2003:

                                                                                         QUARTER ENDED
                                                                                      --------------------
CUSTOMER GROUP                                                                           9/30/04   9/30/03
-------------------------------------------------------------------------------------  ---------  --------
  RETAIL (end users, consumers, individuals)                                                22%       22%
  INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)            7         7
  WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)       48        45
  NATIONAL ACCOUNTS                                                                         15        20
  MANUFACTURERS                                                                              8         6
                                                                                      ---------  --------
                                                                                           100%      100%
                                                                                      =========  ========

Operating income for Leather Factory decreased $201,000 for the third quarter compared to 2003, a decline of 25%. Gross profit margins improved slightly to 54.6% for the current quarter compared to 54.2% a year ago. The decrease in sales resulted in a decline in gross profit dollars of $135,000. Operating expenses increased $66,000, or 2.1%, in the third quarter of 2004. The cost of health care benefits for employees continues to rise and accounted for $130,000 in additional expenses over last year. In addition, we incurred approximately $50,000 in fees related to Sarbanes-Oxley 404 compliance during the current quarter. These additional expenses were offset somewhat by decreases in other areas, such as telephone and utilities ($12,000), bad debts ($92,000), and miscellaneous fees ($10,000).

Net sales for the nine months ended September 30, 2004 decreased less than 1% from the same period in 2003 as follows:

                                       NINE MONTHS ENDED
                                     09/30/04     09/30/03    $    CHANGE   % CHANGE
                                    -----------  -----------  ------------  ---------
Sales, excluding NATIONAL ACCOUNTS  $18,645,805  $17,904,519  $   741,286        4.1%
NATIONAL ACCOUNT sales                4,288,564    5,470,639   (1,182,075)    (21.6)%
                                    -----------  -----------  ------------  ---------
Total sales                         $22,934,369  $23,375,158  $  (440,789)     (1.9)%
                                    ===========  ===========  ============  =========

The Leather Factory wholesale centers achieved solid sales gains, excluding the impact of the NATIONAL ACCOUNT customer group. The 4.1% sales growth is consistent with management's expectations of 2 to 4% annually. Similar to that of the third quarter, we recorded sales gains to our WHOLESALE and MANUFACTURER customer groups of approximately $785,000 but those gains were offset slightly by sales declines to our RETAIL and INSTITUTION customers of $45,000. Sales to our NATIONAL ACCOUNTS for the first nine months of this year have been lower than expectations. We are working on the development of some new products to present to these customers. Assuming these new products are well-received when presented, we would still not expect to see any positive impact to our sales to this customer group until some time in 2005.

Operating income for Leather Factory decreased $320,000 for the nine months ended September 30, 2004 compared to 2003, a decline of 12%. Gross profit margins improved from 53.4% at September 30, 2003 to 54.1% at September 30, 2004. The cost of health care is up $330,000 for the first nine months of 2004 compared to that of the same period in 2003 which accounts for the decrease in operating income. We continue to analyze options to control health care costs, such as increasing the employees' contribution, modifying benefits, or other similar measures. However, even if we implement these strategies, we still expect health care to be a significant expense to the company.

TANDY  LEATHER  OPERATIONS

The Tandy Leather retail store chain has grown from twenty-six stores at September 30, 2003 to thirty-six a year later. Net sales for Tandy were up approximately 41% for the third quarter of 2004 over the same quarter last year.

                                         QTR ENDED   QTR ENDED
                                            9/30/04     9/30/03  $INCR (DECR)  % INCR(DECR)
                                         ----------  ----------  ------------  ------------
Same store sales (24 stores)             $2,323,564  $2,269,179  $    54,385           2.4%
New or acquired store sales (12 stores)     730,148      62,404      667,744           ***
Closed store (order fulfillment house            -       2,544       (2,544)       (100.0)
                                         ----------  ----------  ------------  ------------
Total sales                              $3,053,712  $2,334,127  $   719,585          30.8%
                                         ==========  ==========  ============  ============

Sales in the third quarter showed healthy growth. The older stores continue to post sales gains despite the fact that they are competing against the dozen new stores. Average sales per month for stores that have been open for at least six months as of September 30, 2004 is $33,000, which continues to beat our internal expectations of $30,000 per month per store.

The following table presents Tandy Leather's sales mix by customer categories for the quarters ended September 30, 2004 and 2003:



                                                                                             QUARTER ENDED
                                                                                            ------------------
CUSTOMER GROUP                                                                              09/30/04  09/30/03
-------------------------------------------------------------------------------------       --------  --------
  RETAIL (end users, consumers, individuals)                                                    70%       72%
  INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)                7         7
  WHOLESALE (reseller & distributors, saddle & tack stores, authorized dealers, etc.)           23        20
  NATIONAL ACCOUNTS                                                                              *         *
  MANUFACTURERS                                                                                  *         1
                                                                                            --------  --------
                                                                                               100%      100%
                                                                                            ========  ========

     *  less  than  1%

Third quarter operating income for Tandy Leather increased $51,000 or 43% over operating income in last year's third quarter. Gross profit margins improved minimally from 63.2% to 63.3% for the quarter. Operating expenses in the current quarter were $400,000 higher than last year's quarter, although as a percentage of sales, operating expenses dropped from 58.2% last year to 57.8% this year. Expenses incurred this quarter related to stores open now that did not exist at September 2003, including such expenses as personnel, rents, utilities, etc., totaled approximately $310,000. Additionally, manager bonuses are up approximately $30,000 in the third quarter 2004 compared to the third quarter 2003 due to the increase in operating profit at the store level. Finally, advertising and marketing expenses increased $50,000 compared to the same period in 2003 as the result of the new stores.

Net sales for Tandy Leather were up approximately 46% for the first nine months of 2004 over the same period last year. New stores are defined as those that were operated less than half of the comparable period in the prior year. Specifically, stores that opened in May 2003 or later are classified as new stores in the following table:

                                         NINE MONTHS ENDED   NINE MONTHS ENDED
                                               9/30/04             9/30/03       $INCR (DECR)  % INCR(DECR)
                                         ------------------  ------------------  ------------  ------------
Same store sales (20 stores)             $        6,380,603  $        5,914,463  $   466,140           7.9%
New or acquired store sales (16 stores)           2,812,593             392,750    2,419,843           ***
Closed store (order fulfillment center)                   -               4,932       (4,932)       (100.0)
                                         ------------------  ------------------  ------------  ------------
Total sales                              $        9,193,196  $        6,312,145  $ 2,881,051          45.6%
                                         ==================  ==================  ============  ============

Operating income for the nine months ended September 30, 2004 increased $230,000 or 53% over operating income in last year's comparable period. Gross profit margins declined from 63.1% to 62.1% due to limitations in selling price increases to match cost increases. Operating expenses were 54.9% of sales in the first nine months of 2004 compared to 56.3% in the same period last year.

ROBERTS,  CUSHMAN  OPERATIONS

Net sales for Roberts, Cushman increased $46,000 for the third quarter of 2004 over the third quarter of 2003 and operating income increased $8,000. Gross profit margins improved from 28.5% to 31.2%. The volume of orders from hat manufacturers continued its positive momentum during the quarter which resulted in the sales increase. We have been able to adjust our selling prices slightly which contributed to the improvement in our gross profit margin this quarter. Operating expenses increased $17,000 for the quarter due to an increase in employee benefits ($10,000), additional bonuses accrued for employees ($3,000) and sales commissions ($3,000).

Net sales for Roberts, Cushman increased $140,000 for the first nine months of 2004 over the first nine months of 2003, although operating income decreased $21,000. We are experiencing an increase in orders from hat manufacturers which accounts for the sales increase. Gross profit margins decreased from 34.2% at September 30, 2004 to 32.6% at September 30, 2004. We have been slow to pass cost increases on to our customers which explains the decline in gross margins. However, we began to remedy that situation late in the third quarter in an attempt to stabilize our margins. Operating expenses increased $43,000 during the first nine months of 2004 primarily due to an increase in salaries and bonuses ($13,000), as well as health care and other benefits ($30,000).

OTHER  EXPENSES

Interest expense in the third quarter of 2004 was $15,000, down from $41,000 in the third quarter of 2003. The decrease was attributable to the continued reduction in our debt balance. Interest expense in the first nine months of 2004 was $41,000, down from $175,000 in the first nine months of 2003. Our average debt balance for the first nine months of 2004 was $1.4 million, compared to $3.0 million for the first nine months of 2003.

CAPITAL  RESOURCES,  LIQUIDITY  AND  FINANCIAL  CONDITION
---------------------------------------------------------

On our consolidated balance sheet, total assets increased from $19.0 million at year-end 2003 to $20.6 million at September 30, 2004. An increase in inventory of $1.8 million and accounts receivable of $414,000 accounted for the increase in total assets, partially offset by a decrease in cash of $400,000 and a reduction in prepaid income taxes of $190,000. Total stockholders' equity increased from $14.5 million at December 31, 2003 to $16.5 million at September 30, 2004. The increase in equity is attributable to the earnings in the first nine months of the year.

Our investment in inventory was $12.9 million at September 30, 2004 compared to $11.1 million at December 31, 2003. Inventory turnover increased to an annualized rate of 3.75 times during the first nine months of 2004, an improvement from 3.41 times for the comparable period in 2003 and 3.51 times for all of 2003. We compute our inventory turns as sales divided by average inventory. As we stated in our 2003 Annual Report on Form 10-K, we expect our inventory to slowly trend upward as we continue our expansion of the Tandy Leather store chain. However, we continually analyze our inventory levels as inventory management is a significant factor in our financial position. Our inventory at September 30, 2004 was within 5% of our internal optimal targets.

Credit sales increased in the first nine months of 2004, and our investment in accounts receivable was $2.2 million at September 30, 2004, up $414,000 from $1.8 million at year-end 2003. Consolidated average days to collect accounts remained virtually unchanged for the first nine months of 2004 (41.2 days) compared to 41.0 days for the same period in 2003. Roberts, Cushman posted the most improvement in average days to collect accounts, from 72.3 days to 46.2 days outstanding. Tandy Leather's days outstanding decreased from 39.2 in 2003 to 36.1 days in 2004, while Leather Factory's days outstanding increased from
37.4  days  in  2003  to  40.9  days  in  2004.

Accounts payable increased $87,000 to $1.6 million at the end of the third quarter compared with December 31, 2003. Accrued expenses and other liabilities increased $178,000, from $1.0 million at December 31, 2003 to $1.2 million at September 30, 2004.

At September 30, 2004, our ratio of debt to equity was 0.06, an improvement from December 31, 2003 at which time the debt-to-equity ratio was 0.12. Our current ratio remained steady at 6.17 at September 30, 2004, from 6.16 at the end of 2003.

During the first thee quarters of 2004, cash flows provided by operating activities was $694,000. Net income, reduced by the increase in inventory from year-end to September 30, 2004, accounted for the majority of the cash flow. Cash flows used in investing activities totaled $413,000. Capital expenditures for the first nine months of 2004 totaled $267,000. The asset purchases of the Syracuse, NY, St. Louis, MO, and Santa Fe, NM Tandy Leather retail stores required $156,000. Cash flows used by financing activities was $682,000 during the first three quarters of 2004. The funds were primarily used to reduce the principal balance of our revolving credit facility.

At December 31, 2003, our bank debt totaled $1.8 million. At September 30, 2004, the balance was $1.0 million, a decrease of 44% in the first nine months of 2004. In the twelve months ended September 30, 2004, we have repaid $1.7 million on our bank debt. We will continue to repay our bank debt as quickly as is practical without compromising our operations and expansion plans.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy Leather's retail store chain from a combination of current cash balances, internally generated funds and our revolving credit facility with our lender. The borrowing base on our revolving line of credit is based on the level of our accounts receivable and inventory. At September 30, 2004, the available, unused portion of the credit facility was approximately $4.0 million.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

For disclosures about market risk affecting our company, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2003. We believe that our exposure to market risks has not changed significantly since December 31, 2003.

ITEM  4.  CONTROLS  AND  PROCEDURES

At the end of the third quarter of 2004, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation and notwithstanding the limitations contained in the final paragraph of this Item 4, they concluded that, as of September 30, 2004, our disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the results and forms adopted by the Securities and Exchange Commission.

During the period covered by this report, there has been no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

Limitations on the Effectiveness of Controls. Our management, including the President, Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or the our internal controls will prevent all error and all fraud. A well conceived and operating control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART  II.  OTHER  INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

In an effort to reduce our administrative and compliance costs for stockholders who only have a small investment in our common stock, our Board of Directors approved an offer to purchase the holdings of stockholders who hold fewer than 100 shares of our common stock. The Board set June 25, 2004 as the record date for this offer, with the offer to begin July 1, 2004 and the closing price on July 8, 2004 ($4.35 per share) to be the offer price. This offer terminated on September 30, 2004. As of that date, 5,508 shares of our common stock had been repurchased by us.

The following table sets forth the monthly repurchase of common stock for the period covered by this report:




                                                            TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF
                        TOTAL NUMBER OF     AVERAGE PRICE    PURCHASED AS PART OF    SHARES THAT MAY YET BE
                      SHARES PURCHASED (1)  PAID PER SHARE     PUBLICLY ANNOUNCED     PURCHASED UNDER THE
                                                            PLANS OR PROGRAMS (2)     PLANS OR PROGRAMS (2)
                      --------------------  --------------- ---------------------    ----------------------
JULY 1-31, 2004                          0  $         4.35                      0                     5,950
AUGUST 1-31, 2004                    2,853  $         4.35                  2,853                     3,097
SEPTEMBER 1-30, 2004                 2,655  $         4.35                  2,655                       442

(1)  The  total  number  of  shares  purchased  includes  all repurchases made during the periods  indicated.  All  repurchases  were  made  as  part of a publicly announced plan.
(2)  These  publicly announced plans or programs consist of The Leather Factory's Odd-Lot
Purchase  Program.  This  program  was announced on July 1, 2004 and expired on September
30,  2004.

ITEM  6.  EXHIBITS

Exhibits
--------

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

10.3 First Amendment to Credit Agreement, dated as of November 26, 2003, made by and among The Leather Factory, Inc., a Delaware corporation; Roberts, Cushman & Company, Inc., a New York corporation; Hi-Line Leather & Manufacturing Company, a California corporation, The Leather Factory of Nevada Investments, Inc., a Nevada corporation, The Leather Factory, Inc., a Nevada corporation; The Leather Factory, L.P., a Texas limited partnership; The Leather Factory, Inc., an Arizona corporation; Tandy Leather Company Investments, Inc., a Nevada corporation; Tandy Leather Company, Inc., a Nevada corporation; Tandy Leather Company, L.P., a Texas limited partnership; and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Texas, National Association filed as Exhibit 10.3 to the Annual Report on Form 10-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 29, 2004 and incorporated by reference herein.

10.4 First Modification to Promissory Note, dated as of November 26, 2003, made by and among The Leather Factory, Inc., a Delaware corporation; Roberts, Cushman & Company, Inc., a New York corporation; Hi-Line Leather & Manufacturing Company, a California corporation, The Leather Factory of Nevada Investments, Inc., a Nevada corporation, The Leather Factory, Inc., a Nevada corporation; The Leather Factory, L.P., a Texas limited partnership; The Leather Factory, Inc., an Arizona corporation; Tandy Leather Company Investments, Inc., a Nevada corporation; Tandy Leather Company, Inc., a Nevada corporation; Tandy Leather Company, L.P., a Texas Limited partnership; and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Texas, National Association filed as Exhibit 10.4 to the Annual Report on Form 10-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 29, 2004 and incorporated by reference herein.

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

10.6 Credit Agreement, dated as of October 6, 2004, made by and among The Leather Factory, Inc., a Delaware corporation, and Bank One, National Association filed as Exhibit 10.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 5, 2004 and incorporated by reference herein.

10.7 Line of Credit Note, dated October 6, 2004, in the principal amount of up to $3,000,000 given by The Leather Factory, Inc., a Delaware corporation as borrower, payable to the order of Bank One, National Association filed as Exhibit 10.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 5, 2004 and incorporated by reference herein.

31.1*          13a-14(a)  Certification  by Wray Thompson, Chairman of the Board
and  Chief  Executive  Officer.

31.2*          13a-14(a)  Certification  by  Shannon  L. Greene, Chief Financial
Officer  and  Treasurer.

32*          Certification  Pursuant  to  18  U.S.C.  Section  1350,  as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

*  Filed  herewith.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE  LEATHER  FACTORY,  INC.
                                       (Registrant)

Date:  November  12,  2004       By:   /s/  Wray  Thompson
                                      --------------------
                                      Wray  Thompson
                                      Chairman  and  Chief  Executive  Officer

Date:  November  12,  2004       By:  /s/Shannon  L.  Greene
                                      ----------------------
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

(b)  [Left  blank  intentionally  SEC  Rel.  No.  33-8238];

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:     November  12,  2004
                                      /s/  Wray  Thompson
                                      -------------------
                                           Wray  Thompson
                                           Chairman and Chief Executive Officer
                                             (principal  executive  officer)

EXHIBIT  31.2
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

(b)  [Left  blank  intentionally  SEC  Rel.  No.  33-8238];

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:     November  12,  2004
                                    /s/  Shannon  L.  Greene
                                    -------------------------
                                         Shannon  L.  Greene
                                         Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                              officer)

EXHIBIT  32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of The Leather Factory, Inc. for the quarter ended September 30, 2004 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ii. The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.


     November  12,  2004          By:  /s/  Wray  Thompson
                                       -------------------
                                       WRAY  THOMPSON
                                       CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
OFFICER


     November  12,  2004          By:  /s/  Shannon  L.  Greene
                                       ------------------------
                                       SHANNON  L.  GREENE
                                       CHIEF FINANCIAL OFFICER AND TREASURER