Form 10-K
period 2004-12-31
LEATHER FACTORY INC
filed 2005-03-31
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period ________ to ________

Commission File Number 1-12368
THE LEATHER FACTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3847 East Loop 820 South
Fort Worth, Texas	76119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 496-4414

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.0024	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16,313,250 at June 30, 2004 (the last business day of its most recently completed second fiscal quarter). At March 15, 2005, there were 10,585,802 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2005, are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and kits. During 2004, our consolidated sales totaled $46.1 million of which approximately 7.9% were export sales. We maintain our principal offices at 3847 East Loop 820 South, Fort Worth, Texas 76119. Our common stock trades on the American Stock Exchange under the symbol "TLF."

Our company was founded in 1980 as Midas Leathercraft Tool Company, a Texas corporation. Midas' original business activity focused on the distribution of certain leathercraft tools. In addition, the founders of Midas entered into a consulting agreement with Brown Group, Inc., a major footwear retailer, as a result of their proposal to develop a multi-location chain of wholesale distribution centers known as "The Leather Factory." In 1985, Midas purchased the assets of The Leather Factory from Brown Shoe Group, which then consisted of six distribution centers.

In 1993, Midas changed its name to "The Leather Factory, Inc.", then reincorporated in the state of Delaware in 1994.

The Development of Our Company in Recent Years

Our expansion of the wholesale chain occurred via the opening of new centers as well as numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996. By 2000, we had grown to twenty-seven Leather Factory centers located in the United States and two Leather Factory centers in Canada. In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company. In 2002, we began opening retail stores under the "Tandy Leather" name. During that year, Tandy Leather purchased four independent leathercraft retail stores and opened another ten. We also opened our thirtieth Leather Factory center - our third in Canada. In 2003, we opened twelve Tandy Leather retail stores. In 2004, we purchase three independent leathercraft retail stores and opened an additional nine stores in the U.S. We also opened another store in Canada which is operating as a Tandy Leather retail store. In November 2004, we acquired all of the issued and outstanding shares of capital stock of Heritan Ltd and its parent, our primary Canadian competitor, headquartered in Barrie, Ontario. The acquisition resulted in an additional three retail stores in Canada, bringing the total locations in Canada to seven - three Leather Factory centers and four Tandy Leather stores.

At December 31, 2004, we operated thirty wholesale distribution centers operating under the Leather Factory name (27 in the U.S. and 3 in Canada) and forty-two retail stores operating under the Tandy Leather name (38 in the U.S. and 4 in Canada). We also own and operate Roberts, Cushman and Company, Inc., a manufacturer of custom hat trims.

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores. The following tables provide summary information concerning the additions of facilities for our Leather Factory wholesale centers and Tandy Leather retail stores in each of our fiscal years from 1999 to 2004.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2004

	Leather Factory wholesale centers			Tandy Leather retail stores
Year Ended	Opened	Conversions(1)	Total	Opened (2)	Closed	Total
Balance Fwd			22			N/A
1999	4	0	26			N/A
2000	2	0	28	1*	0	1
2001	2	0	30	0	0	1
2002	1	(1)	30	14	1*	14
2003	0	0	30	12	0	26
2004	0	0	30	16	0	42

(1) Leather Factory wholesale center converted to a Tandy Leather retail store.
(2) Includes conversions of Leather Factory wholesale centers to Tandy Leather retail stores.
(*) The Tandy Leather operation began as a central mail-order fulfillment center in 2000 that we closed in 2002.

No single customer’s purchases represent more than 10% of the Company’s total sales in 2004. Sales to the Company’s five largest customers represented 10.6%, 13.8% and 15.1%, respectively, of consolidated sales in 2004, 2003 and 2002. While management does not believe the loss of one of these customers would have a significant negative impact on our operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Our Operating Divisions

We service our customers primarily through the operation of three divisions. We identify those divisions based on management responsibility and customer focus. The Wholesale Leathercraft division (formerly referred to as the Leather Factory segment) consists of thirty Leather Factory distribution centers of which 27 are located in the United States and three are located in Canada. The Retail Leathercraft division (formerly referred to as the Tandy Leather segment) consists of 42 retail stores as of the end of 2004. Both of these divisions sell leather and leathercraft-related products. Roberts, Cushman is our third business segment.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and internationally through Leather Factory distribution centers. This segment had net sales of $30.6 million, $30.7 million and $30.3 million for 2004, 2003 and 2002, respectively.

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

Business Strategy   The Leather Factory business concept centers around the wholesale distribution of leather and related accessories to retailers, manufacturers, and end users. Our strategy is that a customer can purchase the leather, related accessories and supplies necessary to complete his project from one place. The size and layout of the centers are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner. Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades offered. The location of the centers is selected based on the location of customers, so that delivery time to customers is minimized. A two-day maximum delivery time for phone, Internet and mail orders is our goal.

Leather Factory centers serve customers through various means including walk-in traffic, phone and mail order. We also employ a distinctive marketing tactic in that we maintain an internally-developed target customer mailing list for use in our aggressive direct mail advertising campaigns. We staff Leather Factory wholesale centers with experienced managers whose compensation is tied to the operating profit of the center they manage. Sales are generated by the selling efforts of the store personnel, our direct mail advertising, our website (www.leatherfactory.com), our participation at trade shows and, on a limited basis, the use of sales representative organizations. The sales representative organizations consist of companies located in specific geographic areas that represent numerous companies in a similar industry. These organizations call on customers and show multiple products from more than one vendor at a time.

Customers   Leather Factory’s customer base consists of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers, and retailers dispersed geographically throughout the world. Wholesale sales constitute the majority of our Leather Factory business, although retail customers may purchase products from Leather Factory centers. Leather Factory sales generally do not reflect significant seasonal patterns.

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographical areas where we do not have a distribution center. An unrelated person operating an existing business who desires to become an ASC must apply with Leather Factory and upon approval, place a minimum initial order. There are also minimum annual purchase amounts the ASC must adhere to in order to maintain ASC status. In exchange, the benefits to the ASC are free advertising in certain sale flyers, price breaks on many products, advance notice of new products, and priority shipping and handling on all orders. Leather Factory centers service 208 ASC's: 115 located in the U.S., 69 located in Canada, and 24 located outside North America.

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

During 2004 and 2003, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2004 Sales Mix	2003 Sales Mix
Belts strips and straps	2%	2%
Books, patterns, videos	2%	2%
Buckles	4%	3%
Conchos^	3%	3%
Craft supplies	7%	7%
Tools and Hardware	1%	1%
Dyes, finishes, glues	5%	5%
Hand tools	13%	12%
Hardware	6%	6%
Kits	8%	9%
Lace	12%	15%
Leather	34%	32%
Stamping tools	3%	3%
	100%	100%

^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital needs are a product of the need to maintain inventory at a level we feel is adequate to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable. Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors. For additional information regarding our cash, inventory and accounts receivable at the end of 2004 and 2003, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers   We currently purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States and in more than 20 foreign countries. In 2004, our ten largest vendors accounted for approximately 72% of our inventory purchases.

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

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level. We generally maintain higher inventories of certain imported items to ensure a continuous supply. The number of products offered changes every year due to the introduction of new items and the discontinuance of others. We carry approximately 2,750 items in the current lines of leather and leather-related merchandise. All items are offered in both the Leather Factory distribution centers and the Tandy Leather retail stores.

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

Retail Leathercraft

Our Retail Leathercraft division consists of a growing chain of retail stores operating under the name, Tandy Leather . Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and best-known supplier of leather and related supplies used in the leathercraft industry. We offer a product line of quality tools, leather, accessories, kits and teaching materials. This segment had net sales of $13.5 million, $9.2 million and $7.4 million for 2004, 2003 and 2002, respectively.

General   The Tandy Leather retail chain currently has 42 stores (as of March 1, 2005) located in 27 states and three Canadian provinces with plans to reach 100 stores as opportunities arise over the next several years. The stores range in size from 1,200 square feet to 3,800 square feet, with the average size of a store being approximately 2,000 square feet. The type of premises utilized for a Tandy Leather store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.

Business Strategy   Tandy Leather has long been known for its reputation in the leathercraft industry and its commitment to the furthering of the craft through education and customer development. We are committed to this strategy as evidenced by our re-establishment of the retail store chain throughout the United States following our acquisition of the assets of Tandy Leather in 2000. We continue to broaden our customer base by working with various youth organizations and institutions where people are introduced to leathercraft, as well as hosting classes in the stores.

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

Customers Individual retail customers are our largest customer group, representing more than 70% of Tandy Leather's 2004 sales. Youth groups, summer camps, schools, and a limited number of wholesale customers complete our customer base. Like Leather Factory, Tandy fills orders as they are received, and there is no order backlog. Tandy maintains reasonable amounts of inventory to fill these orders. Tandy Leather’s retail store operations historically generate slightly more sales in the 4th quarter of each year (30-35%) while the other three quarters remain fairly even.

Merchandise Our products are generally organized into thirteen categories. We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes, and stamping tools.

During 2004 and 2003, Retail Leathercraft division sales by product category were as follows:

Product Category	2004 Sales Mix	2003 Sales Mix
Belts strips and straps	5%	5%
Books, patterns, videos	3%	3%
Buckles	3%	2%
Conchos	3%	3%
Craft supplies	4%	5%
Tools and Hardware	*	1%
Dyes, finishes, glues	7%	7%
Hand tools	18%	16%
Hardware	4%	4%
Kits	13%	15%
Lace	5%	5%
Leather	30%	28%
Stamping tools	5%	6%
	100%	100%
* less than 1%

As indicated above, the products sold in our Tandy Leather stores are also sold in our Leather Factory wholesale centers. Therefore, the discussion above regarding Leather Factory products, their sources and the working capital requirements for the Wholesale Leathercraft division also apply to the Tandy Leather stores. Sales at Tandy Leather stores are generally cash transactions or through national credit cards. We also sell on open account to selected wholesale customers including schools and other institutions and small retailers. Our terms are generally net 30 days. Like Leather Factory, Tandy Leather has an unconditional return policy.

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

Expansion   We intend to expand the Tandy Leather retail store chain to 100 stores throughout the United States at an average rate of approximately twelve stores per year. Fourteen stores were opened in 2002; twelve stores were opened in 2003; sixteen were opened in 2004 (including four in Canada). Seven of the 42 stores opened through 2004 were independent leathercraft stores that we acquired. Separately, these acquisitions are not material. The other thirty-five stores have been de novo stores opened by us.  Management's plans for 2005 are to open 6-8 retail stores in the United States to keep us on pace of averaging twelve new stores per year. Two new stores opened in the first three months of 2005.

Roberts, Cushman

Roberts, Cushman, founded in 1856, produces made-to-order trimmings for the headwear industry. This segment had net sales of $2.0 million, $1.8 million, and $2.0 million for 2004, 2003 and 2002, respectively.

Business Strategy   Roberts, Cushman has long been considered one of the leaders in the field of headwear trimmings. It designs and manufactures exclusive trimmings for all types of hats. Trims are sold to hat manufacturers directly. We do not employ an outside sales force. Instead, customers visit our facilities in New York and, with an on-site designer, incorporate their ideas into a customized product. The customer is provided samples or photographs of each design before they leave the premises. These samples can then be used as a sales tool to obtain hat orders from their customers. This “design-on-site” process is unique in the industry.

Customers   We design and manufacture trims for over 75 of the headwear manufacturers worldwide, supplying customized trims, ribbons, buckle sets, name pins, feathers, and other items. Our success in developing and maintaining long-standing relationships with our customers is due primarily to our ability to deliver quality products in a timely manner. Our backlog of in-house orders from customers as of March 10, 2005 was $150,000, which approximates thirty days of sales. Roberts, Cushman’s sales generally do not reflect significant seasonal patterns.

The working capital requirements of this operation are dictated by the amounts needed to meet current obligations, purchase raw material and allow for collection of accounts receivable. Roberts, Cushman provides sufficient cash flow to satisfy these requirements.

Merchandise   Our hat bands are generally produced from leather, ribbon, or woven fabrics, depending on the style of hat. They are created by cutting leather and/or other materials into strips, and then enhancing the trim by attaching conchos and/or three-piece buckle sets, braiding with other materials, and finishing the end or borders by stitching or by lacing with leather lace. We also supply custom-designed buckles and conchos, feathers for dress hats, and name pins, separate from hat bands. Roberts, Cushman purchases components from over 25 vendors, located predominately in the United States. In 2004, our top 10 vendors (in dollars purchased) represented approximately 50% of its total purchases. Products are sold on terms that generally range from net 30 to net 90 days. Because our products are custom-designed, we do not accept product returns, except in the case of defective merchandise.

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

Employees   As of December 31, 2004, the Company employed 328 people, with 303 on a full-time basis. The Company is not a party to any collective bargaining agreement. Overall, management believes that relations with employees are good.

Intellectual Property   We hold approximately twenty registered trademarks, including federal trade name registrations for "The Leather Factory" and "Tandy Leather Company." The trademarks expire at various times through 2012, but can be renewed indefinitely. We hold approximately 500 copyrights covering over 600 registered works, applicable to various products. These begin expiring in 2062. We also hold patents on several belt buckles and leather-working equipment that expire in 2011. These rights are valuable assets and we defend them as necessary.

International Operations   Information regarding our revenues from the United States and abroad and our long-lived assets are found in Note 12 to our Consolidated Financial Statements, Segment Information.

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

Our corporate website is located at http://www.leatherfactory.com. We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found on the Investor Relations page of our website through the "SEC Filings" link. In addition, certain other corporate governance documents are available on this website through the "Corporate Governance" link.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company.

Name and Age	Position and Business Experience During Past Five Years	Served as Officer Since
J. Wray Thompson, 73	Chief Executive Officer since June 1993. President from June 1993 to January 2001	1993

Ronald C. Morgan, 57	President since January 2001. Chief Operating Officer since June 1993	1993

Robin L. Morgan, 54	Vice President of Administration since June 1993	1993

Shannon L. Greene, 39	Chief Financial Officer since May 2000. Controller from January 1998 to May 2000	2000

Wray Thompson has served as our Chairman of the Board and Chief Executive Officer since June 1993. He also served as President from June 1993 to January 2001. Mr. Thompson was a co-founder of the company.

Shannon L. Greene has served as our Chief Financial Officer and Treasurer since May 2000. She was appointed to serve on the Board of Directors in January 2001. Ms. Greene is also our chief accounting officer. From September 1997 to May 2000, Ms. Greene served as our controller and assistant controller. Ms. Greene also is a member of the company’s Employees’ Stock Ownership Plan (ESOP) Committee and is a certified public accountant. Her professional affiliations include the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and its Fort Worth chapter, the Fort Worth Association for Financial Professionals, and the National Investor Relations Institute.

Robin L. Morgan has served as our Vice President of Administration and Assistant Secretary since June 1993. Ms. Morgan is responsible for import, banking, and procurement for our import product lines and maintains all inventory costs. She administers our insurance programs and serves as chairman of the Company's ESOP committee. Ms. Morgan is married to Ronald C. Morgan, the Company's President.

Ronald C. Morgan has served as our President since January 2001 and has served as Chief Operating Officer and director since June 1993. Mr. Morgan was also a co-founder of the company. Mr. Morgan is married to Robin L. Morgan, the Company's Vice President.

All officers are elected annually by the Board of Directors to serve for the ensuing year.

Under our 1995 Stock Option Plan, there were no unoptioned shares on January 1, 2004 and 10,000 unoptioned shares at December 31, 2004. Under our 1995 Director Non-qualified Stock Option plan, there were 40,000 unoptioned shares on January 1, 2004 and 34,000 unoptioned shares at December 31, 2004. There were no changes to the exercise prices of the outstanding options under these two plans during 2004.

ITEM 2. PROPERTIES

We lease all of our premises and believe that all of our properties are adequately covered by insurance. The properties leased by our Wholesale Leathercraft (Leather Factory centers) and Retail Leathercraft (Tandy Leather stores) divisions are described in Item 1 in the description of each segment. Our Fort Worth location, which includes the Fort Worth Leather Factory distribution center, our central warehouse and manufacturing facility, and the sales, advertising, administrative, and executive offices, consists of 115,000 square feet and leases for $410,000 per year. The lease expires in October 2008. We also lease a 284 square-foot showroom in the Denver Merchandise Mart for $5,688 per year. This lease will expire in October 2005. Roberts, Cushman operates in a 10,200 square foot manufacturing facility that is located in Long Island City, New York and leased for $89,000 per year. This lease will expire in June 2006. The following table summarizes the locations of our leased premises on a state and province basis as of December 31, 2004:

State	Wholesale Leathercraft (Leather Factory)	Retail Leathercraft (Tandy Leather)
Arizona	2	1
California	3	2
Colorado	1	2
Connecticut	-	1
Florida	1	1
Georgia	-	1
Idaho	-	1
Illinois	1	1
Indiana	-	1
Iowa	1	-
Kansas	1	-
Kentucky	-	1
Louisiana	1	-
Maryland	-	1
Michigan	1	1
Minnesota	-	1
Missouri	1	2
Montana	1	-
Nebraska	-	1
Nevada	-	2
New Mexico	1	2
New York	-	1
North Carolina	1	-
Ohio	1	1
Oklahoma	0	2
Oregon	1	-
Pennsylvania	1	1
Tennessee	1	2
Texas	5	4
Utah	1	1
Virginia	-	1
Washington	1	2
Wisconsin	-	1

Canadian locations:
Alberta	1	1
British Columbia	-	1
Manitoba	1	-
Ontario	1	2

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business but are not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

	2004		2003
Quarter Ended	High	Low	High	Low
March 31	$5.99	$4.35	$3.45	$2.80
June 30	$5.63	$4.40	$3.42	$2.90
September 30	$4.49	$3.24	$4.58	$3.25
December 31	$3.82	$2.95	$4.85	$3.97

There were approximately 540 stockholders of record on March 10, 2005.

There have been no cash dividends declared or paid on the shares of our common stock. Our Board of Directors has historically followed a policy of reinvesting our earnings in the expansion of its business. This policy is subject to change based on future industry and market conditions, as well as other factors.

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock. The information is aggregated in two categories: plans previously approved by our stockholders and plans not approved by our stockholders. The table includes information for officers, directors, employees and non-employees. All information is as of December 31, 2004.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)
Equity compensation plans approved by stockholders	602,500	$1.63	40,000

Equity compensation plans not approved by stockholders	150,000	3.73	-
TOTAL	752,500	$2.05	40,000

For additional information, see Note 10 to our Consolidated Financial Statements, Stockholders' Equity.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below are derived from and should be read in conjunction with the Company’s Consolidated Financial Statements and related notes. This information should also be read in conjunction with "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In particular, see the information there relating to the adoption of a new accounting pronouncement in 2002. Data in prior years has not been restated to reflect acquisitions, if any, that occurred in subsequent years.

Income Statement Data	Years Ended December 31,
	2004	2003	2002	2001	2000
Net sales	$46,146,284	$41,712,191	$39,728,615	$37,279,262	$30,095,264
Cost of sales	20,706,239	19,020,292	18,393,914	17,934,935	15,147,547
Gross profit	25,440,045	22,691,899	21,334,701	19,344,327	14,947,717
Operating expenses	21,181,599	18,594,240	17,202,927	15,442,359	11,702,633
Operating income	4,258,446	4,097,659	4,131,774	3,901,968	3,245,084
Operating income per share - basic	$0.40	$0.40	$0.41	$0.39	$0.33
Operating income per shares - diluted	$0.39	$0.38	$0.38	$0.37	$0.32
Other expense	44,800	125,169	311,917	533,482	653,779
Income (loss) before income taxes	4,213,646	3,972,490	3,819,857	3,368,486	2,591,305
Income tax provision (benefit)	1,559,605	1,232,116	1,224,868	1,362,053	1,049,985
Income (loss) before cumulative effect of change in accounting principle	2,654,041	2,740,374	2,594,989	2,006,433	1,541,320
Cumulative effect of change in accounting principle	-	-	(4,008,831)	-	-
Net income (loss)	$2,654,041	$2,740,374	$(1,413,842)	$2,006,433	$1,541,320

Earnings (loss) per share	$0.25	$0.27	$(0.14)	$0.20	$0.16

Earnings (loss) per share- assuming dilution	$0.24	$0.25	$(0.13)	$0.19	$0.15

Weighted average common shares outstanding for:
Basic EPS	10,543,994	10,323,549	10,063,581	9,976,181	9,875,606

Diluted EPS	10,957,518	10,861,305	10,761,670	10,449,306	10,182,803

Balance Sheet Data	As of December 31,
	2004	2003	2002	2001	2000

Total assets	$22,167,163	$19,058,406	$19,675,602	$19,548,323	$19,686,079

Notes payable, capital lease obligations and
current maturities of long term debt	134,067	1,134	4,218,968	4,527,904	5,759,626

Notes payable, capital lease obligations and
long-term debt, net of current maturities	750,944	1,792,984	2,256	7,691	13,025

Total Stockholders’ Equity	$17,310,233	$14,509,493	$11,170,062	$12,423,671	$10,295,637

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We intend for the following discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion also provides information about the financial results of the various segments of our business so you may better understand how those segments and their results affect our financial condition and results of operations as a whole. Finally, we have identified and discussed trends known to management that we believe are likely to have a material effect.

This discussion should be read in conjunction with our financial statements as of December 31, 2004 and 2003 and the two years then ended and the notes accompanying those financial statements. You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

Summary

We are the world's largest specialty retailer and wholesale distributor of leather and leathercraft-related items. Our operations are centered on operating retail stores and warehouse distribution centers. We have built our business by offering our customers quality products in one location at competitive prices. The key to our success is our ability to grow our base business. We grow that business by opening new locations and by increasing sales in our existing locations. We intend to continue to expand both domestically, in the short-term, and internationally, in the long-term.

We operate in three segments. First, Wholesale Leathercraft, consisting of our Leather Factory warehouse distribution centers and our national account group, is the largest source of revenues ($30.6 million in 2004). This division has generally offered steady but modest increases in sales. Sales in 2004 were flat compared to sales in 2003, falling short of our target of annual sales growth of 2% to 4%. The decrease in sales to national accounts in 2004 accounted for the shortfall. Excluding national account sales, the distribution centers produced a sales gain of 4.5% for 2004.

Since acquiring its assets in 2000, we have focused on re-establishing Tandy Leather as the operator of retail leathercraft stores. These retail stores comprise our second segment, Retail Leathercraft. Because of growth here, this segment has experienced the greatest increases in sales ($13.5 million in 2004, up from $9.2 million in 2003). Our business plan calls for opening an average of 12 stores annually as we work toward a goal of 100 stores from 42 stores at the end of 2004.

Our third segment is Roberts, Cushman, a manufacturer of trimmings for headwear. Its operations are not material to us. In 2002, we wrote off the goodwill related to our investment in Roberts, Cushman in connection with an accounting change.

On a consolidated basis, a key indicator of costs, gross margin as a percent of total net sales, increased in 2003 and again in 2004, reflecting a number of factors including more retail sales with higher profit margins. However, opening additional Tandy Leather stores, more dollars spent on employee benefits, and new costs associated with Sarbanes-Oxley compliance in 2004 resulted in a 1.3% increase in operating expenses as a percent of total net sales in 2004. Operating expenses were also up 1.3% as a percentage of total net sales in 2003 when compared with 2002 as a result of opening additional Tandy Leather stores and more dollars spent on advertising.

We reported consolidated net income for 2004 of $2.7 million. Consolidated net income for 2003 was also $2.7 million. In 2002, we reported a consolidated net loss of $1.4 million due to an accounting change. We have used our cash flow to fund our operations, to fund the opening of new Tandy Leather stores and to reduce our bank debt. In 2004, we reduced our bank debt by $1.3 million, and, at the end of 2004, our stockholders’ equity had increased to $17.3 million from $14.5 million the previous year.

Comparing the December 31, 2004 balance sheet with the prior year’s, we increased our investments in inventory ($12.7 million from $11.1 million) and accounts receivable ($2.0 million from $1.8 million), while total cash increased to $2.6 million from $1.7 million. In addition to cash on hand, we have a $3 million bank line of credit, of which $505,000 was drawn on December 31, 2004.

Net Sales

Net sales for the three years ended December 31, 2004 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	Cushman	Total Company	Total Company Increase from Prior Year
2004	$30,630,121	$13,515,662	$2,000,501	$46,146,284	10.6%
2003	$30,684,092	$9,216,838	$1,811,261	$41,712,191	5.0%
2002	30,313,478	7,387,874	2,027,263	39,728,615	6.6%

Our net sales grew by 10.6% in 2004 when compared with 2003 and 5.0% in 2003 when compared with 2002. These annual increases resulted primarily from our retail leathercraft expansion program.

Costs and Expenses

In general, our gross profit as a percentage of sales (our gross margin) fluctuates based on the mix of customers we serve, the mix of product we sell, and our ability to source product globally. Our negotiations with suppliers for lower pricing is an on-going process and we have varying degrees of success in those endeavors. Sales to retail customers tend to produce higher gross margins than sales to wholesale customers due to the difference in pricing levels. Therefore, as retail sales increase in the overall sales mix, higher gross margins tend to follow. Finally, there is significant fluctuation in gross margins between the various merchandise categories we offer. As a result, our gross margins can vary depending on the mix of products sold during any given time period.

For 2004, our cost of sales decreased as a percentage of total net sales when compared to 2003, resulting in an overall increase of 0.7% in the Company's gross margin from 54.4% in 2003 to 55.1% in 2004.

Similarly, our total cost of sales as a percentage of our total net sales had decreased for 2003 when compared to 2002 resulting in an overall increase in gross margin of 0.7% from 53.7% for 2002 to 54.4% in 2003. These increases in gross margin were primarily due to increased retail sales over the three years.

Our gross margins for the three years ended December 31, 2004 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	Cushman	Total Company
2004	54.10%	61.98%	30.31%	55.13%
2003	53.23%	62.98%	30.62%	54.40%
2002	53.56%	59.49%	34.64%	53.70%

Our operating expenses increased 1.3% as a percentage of total net sales to 45.9% in 2004 when compared with 44.6% in 2003. This increase was primarily due to operating costs associated with the twelve Tandy stores opened in 2004 (an increase of $650,000), bonuses awarded to corporate and operational management ($400,000) the cost of employee health care (an increase of $500,000), an increase in advertising expenses ($200,000), and expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act ($200,000). We believe that our advertising efforts - particularly our direct mail campaigns - generate sales. As we expand into new markets, the number of customers and potential customers increases resulting in an increase in the number of direct mail pieces produced and distributed. While we monitor our advertising costs with great scrutiny, management believes that the trend of increased advertising and marketing costs could continue for at least the near future.

We have completed the initial phase of design and documentation in our efforts to comply with Section 404 of the Sarbanes-Oxley Act with the assistance of outside consultants. While additional and on-going testing of our control processes is necessary, we hope to complete the majority of that work without the need for significant outside assistance. Management is analyzing the status of this project to determine if we will be able to accomplish this work satisfactorily with internal staff. If not, we will incur additional costs in 2005.

For 2003, operating expenses increased 1.3% as a percentage of total net sales to 44.6% in 2003 when compared with 2002. This increase was primarily due to operating costs (rents, utilities, telephones, etc.) associated with the twelve Tandy stores opened in 2003 (an increase of $700,000) as well as an increase in advertising expenses (an increase of $500,000) and investor relation expenses (an increase of $200,000).

Other Expenses (net)

Other expenses (net), which consists primarily of interest expense and currency exchange gain and loss, was $45,000 in 2004 compared to $125,000 in 2003, a decrease of approximately 64%. This decrease is attributable to the interest paid on our outstanding debt.

In 2003, other expenses (net) were $125,000 in 2003 compared to $312,000 in 2002, a decrease of approximately 60%. Our interest expense continues to decrease due to the reduction in our outstanding bank debt. The currency exchange gain and loss, resulting from our Canadian operation, was a gain of $102,000 in 2003 compared to a gain of $10,000 in 2002.

Net Income

During 2004, we earned net income of $2.65 million, a slight decrease from our net income of $2.74 million for 2003. The overall improvement in gross margin and a reduction in interest and other expenses contributed positively to our net income while increased operating expenses and income tax expense in 2004 offset that improvement.

During 2003, we earned net income of $2.74 million, a substantial increase over our net loss of $1.4 million for 2002. (As discussed in previous filings, a new accounting pronouncement required us to record a $4.0 million charge against earnings as a result of the write-off of the goodwill of Roberts, Cushman in 2002, resulting in a net loss. This charge was reported as a cumulative effect of a change in accounting principle. Net income before the change was $2.6 million.) As a result of the increase in our overall gross margin and a reduction in interest and other expenses, our profits in 2003 grew at a rate faster than sales. Partially offsetting gross margin and other expense improvements were increased operating expenses in 2003 as discussed above.

Re-categorization of operating divisions

Until the fourth quarter of 2004, we provided division or segment information on a legal entity basis. More specifically, the Leather Factory segment consisted of 27 U.S.-based warehouse distribution centers and 3 Canadian-based warehouse distribution centers which were owned and operated by the legal entity of the same name. The Tandy Leather segment consisted of the expanding U.S.-based retail store chain which was owned and operated by Tandy Leather Company. With the opening of our Calgary store in October 2004, which is owned by The Leather Factory but operated as a Tandy Leather retail store, management has determined that it is more useful to provide segment financial information based upon wholesale and retail operating divisions rather than on a legal entity basis. The acquisition of the three Canadian retail stores of Heritan Ltd in December 2004, which are owned by the Leather Factory but operated as Tandy Leather stores, further strengthened our decision to make a change in the way we report divisional, or segment, information.

If we continued entity reporting, the segments would be as follows:

As of 9/30/04:	As of 12/31/04:
Leather Factory:	Leather Factory:
27 locations in U.S.	27 locations in U.S.
3 locations in Canada	7 locations in Canada**

Tandy Leather:	Tandy Leather:
36 retail stores in U.S.	38 retail stores in U.S.

**3 warehouse distribution centers and 4 retail stores

Changing reporting to a wholesale and retail division reporting, the segments are as follows:

As of 9/30/04:	As of 12/31/04:
Wholesale:	Wholesale:
27 locations in U.S.	27 locations in U.S.
3 locations in Canada	3 locations in Canada

Retail:	Retail:
36 retail stores in U.S.	38 retail stores in U.S.
4 retail stores in Canada

As indicated in the tables above, this change in divisional reporting does not affect prior periods for comparison purposes as there were no retail stores in the Leather Factory legal entity until October 2004.

Wholesale Leathercraft (formerly referred to as "Leather Factory Segment")

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2004	(0.2)%	$3,031,316	(13.0)%	9.5%
2003	1.2%	$3,462,457	(7.5)%	11.3%
2002	5.6%	$3,742,844	0.6%	12.3%

Wholesale Leathercraft, consisting of 30 warehouse distribution centers, accounted for 66.4% of total Company net sales in 2004, which compares to 73.5% in 2003 and 76.3% in 2002. The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft and we expect this trend to continue.

The net sales decrease in 2004 resulted from a decrease in national account sales offset by gains to our wholesale and small manufacturing customer groups. Our sales mix by customer group was as follows:

Customer Group	2004	2003	2002
Retail	23%	23%	20%
Institution	7%	8%	8%
Wholesale	47%	42%	44%
National Accounts	16%	20%	21%
Manufacturers	7%	7%	7%
	100%	100%	100%

The 2004 decrease in operating income as a percentage of divisional sales resulted from an increase of 2.04% in operating expenses (as a percentage of sales) compared with 2003, partially offset by an increase in gross margin (as a percentage of sales) of 0.59%. The operating expense increase as a percent of sales in 2004 was higher than 2003 due to bonuses awarded to corporate and operational management ($300,000) for 2004 and the cost of our employee health benefits (an increase of $300,000). In addition, we spent $170,000 with outside consultants on our Sarbanes-Oxley 404 project. Being the largest division, Wholesale Leathercraft bears the majority of the pro rata allocation of corporate expenses.

The 2003 decrease in operating income as a percentage of sales resulted from a 0.33% decrease in gross margin (as a percentage of sales) and an increase of 0.72% in operating expenses (as a percentage of sales) compared with 2002. The gross margin decline was driven primarily by an increase in the quantities of leather sold during the year. Given that leather is our lowest gross margin item, an increase in leather sales, all other factors being equal, will result in a lower overall gross margin. Our freight costs (shipping merchandise from vendors to us) were up in 2003 as well due an increase in the number of air shipments versus ocean shipments. The operating expense increase as a percent of sales in 2003 was higher than 2002. Advertising and marketing costs are a significant expense in our operation as we believe there is a direct correlation between how much we advertise and how much product we sell. Our increase in investor outreach programs in 2003 also contributed to the decline in operating income this year.

Retail Leathercraft (formerly referred to as "Tandy Leather Segment")

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2004	46.6%	$1,210,566	37.3%	8.9%
2003	24.7%	$604,291	62.7%	6.6%
2002	11.8%	$371,372	31.7%	5.0%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 29.3% of our total net sales in 2004, up from 22.1% in 2003 and 18.6% in 2002.

Growth in net sales for Retail Leathercraft division in 2004 and 2003 resulted primarily from our expansion program. Expansion during 2004 and 2003 consisted of the opening of 16 and 12 new stores, respectively.

Our sales mix by customer group was as follows:

Customer Group	2004	2003	2002
Retail	72%	72%	65%
Institution	6%	6%	12%
Wholesale	21%	21%	23%
National Accounts	0%	0%	0%
Manufacturers	1%	1%	0%
	100%	100%	100%

Operating income as a percentage of sales increased to 8.9% for 2004 compared to 6.6% for 2003. Gross margin decreased from 63.0% in 2003 to 61.8% in 2004 due primarily to limitations in increasing selling prices to match cost increases. Selling prices are set at the time the product catalog is produced. As a result, it is difficult to implement price increases to customers until we distribute a new catalog. Historically, we distribute our new catalog at the beginning of each calendar year and did so in January 2004. However, due to the cost increases in metals, fuel, and other items this year and the need to pass on these increases to customers, we accelerated that schedule and distributed our 2005 catalog on November 1, 2004. Operating expenses as a percent of sales in 2004 decreased by 3.61%, from 56.4% for 2003 to 52.8% for 2004 as sales and gross margin grew at a faster pace than that of operating expenses.

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

We intend to continue the expansion of Tandy Leather’s retail store chain in 2005 by opening a total of 6-8 new stores throughout the year. As of March 15, 2005, we have opened two new stores this year: Van Nuys, CA and Phoenix, AZ. We remain committed to a conservative expansion plan for this division that minimizes risks to our profits and maintains financial stability.

Roberts, Cushman

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income (Loss)	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2004	10.4%	$34,565	11.8%	1.7%
2003	(10.6)%	$30,911	76.1%	1.7%
2002	3.3%	$17,558	117.6%	0.9%

The Roberts, Cushman operation accounted for 4.3% of our total sales in 2004 compared with 4.4% and 5.1% in 2003 and 2002, respectively.

For 2004, Roberts, Cushman’s sales were up 10.4% while gross profit margins decreased slightly from 30.6% to 30.3%. Operating income increased from $31,000 in 2003 to $35,000 for 2004. Sales grew faster than operating expenses which accounted for the improvement in operating income.

The 2003 decrease in Roberts, Cushman's net sales resulted from the continued slowdown in the headwear industry overall. Several of our customers (hat manufacturers) are on shortened work weeks due to the decline in orders. Segment gross margin as a percentage of sales decreased 4.0% from 2002. However, operating income improved modestly.

Roberts, Cushman's sales and profits are immaterial to our company as a whole, and the segment does not fit our business model for the future. We continue to assess strategic options for this segment.

Financial Condition

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

At December 31, 2004, we held $2.6 million of cash, $12.7 million of inventory, accounts receivable of $2.0 million, and $1.9 million of property and equipment. Goodwill and other intangibles (net of amortization and depreciation) were $743,000 and $438,000, respectively. We also own a leather artwork collection, most of which was created by Al Stohlman, a legendary leathercrafter, valued on our balance sheet at $250,000. Net total assets were $22.2 million. Current liabilities were $3.8 million (including $134,000 of current maturities of long-term debt), while long-term debt was $751,000. Total stockholders’ equity at the end of 2004 was $17.3 million.

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2004	2003	2002
Solvency Ratios:
Quick Ratio	Cash+Accts Rec/Total Current Liabilities	1.21	1.40	0.31
Current Ratio	Total Current Assets/Total Current Liabilities	4.79	6.16	1.94
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.22	0.17	0.74
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.30	0.23	0.66
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.28	0.31	0.76
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.11	0.13	0.18

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	43.57	41.45	43.54
Inventory Turnover	Sales/Average Inventory	3.87	3.51	3.65
Assets to Sales	Total Assets/Sales	0.48	0.46	0.49
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	3.21	3.18	5.06
Accounts Payable to Sales	Accounts Payable/Sales	0.04	0.04	0.04

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.06	0.07	0.07
Return on Assets	Net Profit After Taxes/Total Assets	0.12	0.14	0.13
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.15	0.19	0.23

Capital Resources and Liquidity

On November 1, 2004, we entered into a Credit Agreement with Bank One, N.A., which replaced our line of credit with Wells Fargo Bank. The current facility matures in October 2007 and is secured by our accounts receivable and inventory. We opted to reduce the maximum amount that may be borrowed under this line of credit to $3.0 million in order to reduce the fees required on the un-borrowed portion of the line.

On November 3, 2003, we entered into a Credit and Security Agreement with Wells Fargo Bank, N.A., which replaced a line of credit with another bank affiliated with Wells Fargo. The Wells Fargo current facility would have matured in November 2005 and was secured by all assets of the Company.

We are currently in compliance with all covenants and conditions contained in the Bank One Credit Agreement and have no reason to believe that we will not continue to operate in compliance with the provisions of these financing arrangements. The principal terms and conditions of the Credit Agreement are described in further detail in Note 4 to the Consolidated Financial Statements, Notes Payable and Long-Term Debt.

We borrow and repay funds under revolving credit terms as needed. Principal balances at the end of each quarter are shown below:

4th Qtr. ‘03	1st Qtr. ‘04	2nd Qtr. ‘04	3rd Qtr. ‘04	4th Qtr. ‘04
(Wells Fargo)	(Wells Fargo)	(Wells Fargo)	(Wells Fargo)	(Bank One)
$1,792,984	$1,267,984	$1,100,000	$1,013,565	$505,154

Total bank indebtedness at the end of 2003 and 2004 are shown below:

	December 31,
	2003		2004
	Principal	Accrued Interest	Principal	Accrued Interest
Revolving Line	$1,792,984	$6,374	$505,154	$6,219

Reflecting the reduction of bank indebtedness during the period, our financing activities for 2004, 2003 and 2002 had net cash requirements (deficits) of $1.2 million, $1.3 million and $214,000, respectively.

The primary source of liquidity and capital resources during 2004 was cash flow provided by operating activities. Cash flow from operations for 2004 was $2.9 million, the largest portion generated from net income. Cash flow from operations in 2003 was $3.3 million, generated from net income and the reduction of inventory. Cash flow from operations in 2002 was $1.4 million.

Consolidated accounts receivable increased to $2.0 million at December 31, 2004 compared to $1.8 million at December 31, 2003. Average days to collect accounts slowed slightly from 41.46 days in 2003 to 43.57 days in 2004 on a consolidated basis.

Inventory increased from $11.1 million at the end of 2003 to $12.7 million at December 31, 2004. We expect our inventory to slowly trend upward as we continue our expansion of the Tandy Leather store chain. However, we are pleased with our investment in inventory at the end of 2004 as it was within 3% of our internal targets of optimum inventory levels. We attempt to manage our inventory levels to avoid tying up excessive capital.

Consolidated inventory turned 3.87 times during 2004, a slight improvement from the 3.51 times turned in 2003. We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2004	2003	2002
Wholesale Leathercraft	3.11	2.97	3.20
Retail Leathercraft	8.88	8.69	8.10
Roberts, Cushman	4.12	3.71	4.12

Wholesale Leathercraft distribution centers only	8.69	8.26	7.96

Retail Leathercraft inventory turns are significantly higher than that of the Wholesale Leathercraft because its inventory consists only of the inventory at the stores. The Tandy Leather stores have no warehouse (backstock) inventory to include in the turnover computation as the stores get their product from the Leather Factory central warehouse. Leather Factory's turns are expected to be slower because the central warehouse inventory supports the stores and distribution centers.

Accounts payable increased to $1.9 million at the end of 2004 compared to $1.6 million at the end of 2003 due primarily to the increase in inventory purchases.

As discussed above, the largest use of operating cash in 2004 was for debt reduction and inventory purchases. Capital expenditures totaled $370,000 and $360,000 for the years ended December 31, 2004 and 2003, respectively. The 2004 capital expenditures consisted of fixtures and equipment for the new Tandy Leather retail stores ($155,000), the remodel of the accounting offices located at our corporate complex ($77,000), and miscellaneous computer and other equipment ($124,000). Capital expenditures in 2003 occurred primarily due to the expansion of the Tandy Leather store chain and the construction of the Stohlman Leather Museum and Gallery located at our Fort Worth corporate complex. Also in 2004, we made expenditures of $557,000 to purchase our primary Canadian competitor as well as three U.S.-based independent leathercraft stores for conversion to Tandy Leather stores. Since we intend to continue opening or acquiring new Tandy Leather stores, expenditures related to this expansion should continue into 2005.

We believe that cash flow from operations will be adequate to fund our operations in 2005, while also funding expansion and debt reduction. At this time, management knows of no trends or demands, commitments events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations. In addition, we anticipate that this cash flow will enable us to meet the contractual obligations and commercial commitments. However, if cash flows should decrease or uses of cash increase, we may defer debt reduction or increase our borrowings on our line of credit as needed. We believe that, if desired, our present financial condition would permit us to increase the maximum amount that could be borrowed from lenders. Further, we could defer expansion plans if required by unanticipated drops in cash flow. In particular, because of the relatively small investment required by each new Tandy Leather store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We have not had any off-balance sheet arrangements during 2004, 2003 and 2002, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2004 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 -5 Years	After 5 Years
Long-Term Debt(1)	$505,154	--	$505,154	--	--
Capital Lease Obligations	379,857	$134,067	134,067	$111,723	--
Operating Leases(2)	6,237,775	2,107,214	3,933,668	$196,893	--
Total Contractual Obligations	$7,122,786	$2,241,281	$4,572,889	$308,616	$--
____________________
(1) Our loan from Bank One matures in October 2007. The loan's maturity can be accelerated in the event of a material adverse change or upon other occurrences described in the related credit agreement.
(2) These are our leased facilities.

In addition to the information shown in the table above, estimated annual interest to be paid on our line of credit with Bank One would be approximately $30,000 per year, assuming an average interest rate of 5.00% and there was no repayment of principal until maturity. Management expects to continue repaying principal as our cash flow allows and as a result, would expect the interest to be paid to be lower than the $30,000 estimate. The interest rate on the capital lease is 0%. Any imputed interest over the term of the lease would be insignificant.

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

Basis of Consolidation. We report our financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, The Leather Factory, Inc., and its subsidiaries as a whole. Transactions between the parent company and any subsidiaries are eliminated for this purpose. We own all of the capital stock of our subsidiaries, and we do not have any subsidiaries that are not consolidated. None of our subsidiaries are “off balance sheet.”

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

Inventory. Inventory is stated at the lower of cost or market and is accounted for on the “first in, first out” method. This means that sales of inventory treat the oldest item of identical inventory as being the first sold. In addition, we periodically reduce the value of our inventory for slow-moving or obsolete inventory. This reduction is based on management's review of items on hand compared to their estimated future demand. If actual future demand is less favorable than those projected by management, additional write-downs may be necessary. Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.

Goodwill. We have indicated previously that a change in the accounting rules necessitated a change in 2002 in how we report goodwill on our balance sheet. As a result, we incurred an impairment write-down in 2002 of our investment in Roberts, Cushman in the amount of $4.0 million. The remaining goodwill on our balance sheet is analyzed by management periodically to determine the appropriateness of its carry value. As of December 31, 2004, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. If actual results of these stores differ significantly from management's projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

Forward-Looking Statements

“Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report contain forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future occurrences. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

•
We might fail to realize the anticipated benefits of the opening of Tandy Leather retail stores or we might be unable to obtain sufficient new locations on acceptable terms to meet our growth plans. Also, other retail initiatives might not be successful.

•	Political considerations here and abroad could disrupt our sources of supplies from abroad or affect the prices we pay for goods.

•	Continued involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect the Company's inventory sources.

•
The recent slump in the economy in the United States, as well as abroad, may cause our sales to decrease or not to increase or adversely affect the prices charged for our products. Also, hostilities, terrorism or other events could worsen this condition.

•	As a result of the on-going threat of terrorist attacks on the United States, consumer buying habits could change and decrease our sales.

•
Livestock diseases such as mad cow could reduce the availability of hides and leathers or increase their cost. Also, the prices of hides and leathers fluctuate in normal times, and these fluctuations can affect the Company.

•
If, for whatever reason, the costs of our raw materials and inventory increase, we may not be able to pass those costs on to our customers, particularly if the economy has not recovered from its downturn.

•
Other factors could cause either fluctuations in buying patterns or possible negative trends in the craft and western retail markets. In addition, our customers may change their preferences to products other than ours, or they may not accept new products as we introduce them.

•
Tax or interest rates might increase. In particular, interest rates are likely to increase at some point from their present low levels. These increases will increase our costs of borrowing funds as needed in our business.

•	Any change in the commercial banking environment may affect us and our ability to borrow capital as needed.

•	Other uncertainties, which are difficult to predict and many of which are beyond the control of the Company, may occur as well.

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure is related to our subsidiary in Canada. The Leather Factory of Canada, Ltd. has local currency (Canadian dollar) revenue and local currency operating expenses. Changes in the currency exchange rate impact the U.S. dollar amount of revenue and expenses. See Note 12 to the Consolidated Financial Statements, Segment Information, for financial information concerning our foreign activities.

Interest Rate Risk

We are subject to market risk associated with interest rate movements on outstanding debt. Our borrowings under the credit agreement with Bank One accrue interest at a rate that changes with fluctuations in the prime rate. Based on our level of debt at March 1, 2005, an increase of one percent in the prime rate would result in additional interest expense of approximately $5,000 during a twelve-month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003

	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash	$2,560,202	$1,728,344
Accounts receivable-trade, net of allowance for doubtful accounts
of $85,000 and $31,000 in 2004 and 2003, respectively	2,032,289	1,828,738
Inventory	12,749,709	11,079,893
Prepaid income taxes	-	206,023
Deferred income taxes	199,308	134,312
Other current assets	629,723	702,236
Total current assets	18,171,231	15,679,546

PROPERTY AND EQUIPMENT, at cost	6,005,526	5,574,992
Less accumulated depreciation and amortization	(4,100,961)	(3,669,099)
	1,904,565	1,905,893

GOODWILL, net of accumulated amortization of $758,000 and
$758,000 in 2004 and 2003, respectively	742,860	704,235
OTHER INTANGIBLES, net of accumulated amortization of
$185,000 and $164,000 in 2004 and 2003, respectively	437,758	432,549
OTHER assets	910,749	336,183
	$22,167,163	$19,058,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,954,146	$1,545,079
Accrued expenses and other liabilities	1,682,003	1,000,427
Income taxes payable	22,764	-
Current maturities of capital lease obligation	134,067	1,134
Total current liabilities	3,792,980	2,546,640

DEFERRED INCOME TAXES	313,006	209,289

LONG-TERM DEBT, net of current maturities	505,154	1,792,984
CAPITAL LEASE OBLIGATION, net of current maturities	245,790	-
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 10,560,661 and 10,487,961 shares issued at 2004 and 2003,
10,554,711 and 10,487,961 outstanding at 2004 and 2003, respectively	25,345	25,171
Paid-in capital	4,796,999	4,673,158
Retained earnings	12,458,760	9,804,719
Treasury stock	(25,487)	-
Less: Notes receivable-secured by common stock	-	(20,000)
Accumulated other comprehensive income	54,616	26,445
Total stockholders' equity	17,310,233	14,509,493
	$22,167,163	$19,058,406

The accompanying notes are an integral part of these financial statements.

The Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

NET SALES	$46,146,284	$41,712,191	$39,728,615
COST OF SALES	20,706,239	19,020,292	18,393,914
Gross Profit	25,440,045	22,691,899	21,334,701

OPERATING EXPENSES	21,181,599	18,594,240	17,202,927
INCOME FROM OPERATIONS	4,258,446	4,097,659	4,131,774

OTHER (INCOME) EXPENSE:
Interest expense	53,400	206,942	246,878
Other, net	(8,600)	(81,773)	65,039
Total other expense	44,800	125,169	311,917

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,213,646	3,972,490	3,819,857

PROVISION FOR INCOME TAXES	1,559,605	1,232,116	1,224,868

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,654,041	2,740,374	2,594,989

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES	-	-	(4,008,831)

NET INCOME (LOSS)	$2,654,041	$2,740,374	$(1,413,842)

NET INCOME (LOSS) PER COMMON SHARE - BASIC:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCTG PRINCIPLE	$0.25	$0.27	$0.26
CUMULATIVE EFFECT OF CHANGE IN ACCTG PRINCIPLE, NET OF TAX	-	-	(0.40)
	$0.25	$0.27	$(0.14)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCTG PRINCIPLE	$0.24	$0.25	$0.24
CUMULATIVE EFFECT OF CHANGE IN ACCTG PRINCIPLE, NET OF TAX	-	-	(0.37)
	$0.24	$0.25	$(0.13)

Weighted Average Number of Shares Outstanding:
Basic	10,543,994	10,323,549	10,063,581
Diluted	10,957,518	10,861,305	10,761,670

The accompanying notes are an integral part of these financial statements.

The Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,654,041	$2,740,374	$(1,413,842)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities -
Depreciation and amortization	452,653	529,262	491,312
Loss on disposal of assets	(2,000)	(9,103)	-
Amortization of deferred financing costs	-	-	37,038
Deferred income taxes	38,721	47,991	(30,184)
Other	20,123	47,235	(2,502)
Cumulative effect of change in accounting principle	-	-	4,008,831
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade, net	(112,738)	109,960	359,255
Inventory	(1,303,762)	1,615,451	(3,463,866)
Income taxes	228,787	(150,379)	16,124
Other current assets	(102,163)	(30,119)	(192,726)
Accounts payable-trade	406,357	(49,830)	291,311
Accrued expenses and other liabilities	658,692	(1,502,904)	1,332,179
Total adjustments	284,670	607,564	2,846,772
Net cash provided by operating activities	2,938,711	3,347,938	1,432,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(369,559)	(360,202)	(1,073,515)
Payments in connection with businesses acquired	(556,794)	-	(435,747)
Proceeds from sale of assets	2,000	6,217	-
Decrease (increase) in other assets	10,280	(27,970)	(14,754)
Other intangible costs	-	-	(1,625)
Net cash used in investing activities	(914,073)	(381,955)	(1,525,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans	(1,287,830)	(2,420,550)	(286,889)
Payments on notes payable and long-term debt	(23,478)	(6,556)	(27,483)
Decrease (increase) in cash restricted for payment on revolver	-	553,839	(62,110)
Payments received on notes secured by common stock	20,000	24,003	27,936
Repurchase of common stock (treasury stock)	(25,487)	-	-
Proceeds from issuance of common stock and warrants	124,015	510,068	133,774
Net cash used in financing activities	(1,192,780)	(1,339,196)	(214,772)

NET INCREASE (DECREASE) IN CASH	831,858	1,626,787	(307,483)

CASH, beginning of period	1,728,344	101,557	409,040

CASH, end of period	$2,560,202	$1,728,344	$101,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$59,773	$216,275	$213,791
Income tax paid during the period, net of (refunds)	1,197,347	1,138,799	1,254,679

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	$402,201	-	-

The accompanying notes are an integral part of these financial statements.

The Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2004, 2003 and 2002

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Notes receivable secured by common stock	Accumulated Other Cumulative Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2001	9,991,161	$23,979	$4,030,808	-	$8,478,187	$(71,939)	$(37,064)	$12,423,671

Payments on notes receivable secured by common stock	-	-	-	-	-	27,936	-	27,936
Shares issued - stock options exercised	158,800	381	133,393	-	-	-	-	133,774
Net loss	-	-	-	-	(1,413,842)	-	-	(1,413,842)	(1,413,842)
Translation adjustment	-	-	-	-	-	-	(1,477)	(1,477)	(1,477)
BALANCE, December 31, 2002	10,149,961	$24,360	$4,163,901	-	$7,064,345	$(44,003)	$(38,541)	$11,170,062

Comprehensive income for the year ended December 31, 2002									$(1,415,319)

Payments on notes receivable secured by common stock	-	-		-	-	24,003	-	24,003
Shares issued - stock options and warrants exercised	338,000	811	442,016	-	-	-	-	442,827
Warrants to acquire 100,000 shares of common stock issued	-	-	67,241	-	-	-	-	67,241
Net income	-	-	-	-	2,740,374	-	-	2,740,374	$2,740,374
Translation adjustment	-	-	-	-	-	-	64,986	64,986	64,986
BALANCE, December 31, 2003	10,487,961	$25,171	$4,673,158	-	$9,804,719	$(20,000)	$26,445	$14,509,493

Comprehensive income for the year ended December 31, 2003									$2,805,360

Payments on notes receivable secured by common stock	-	-	-	-	-	20,000	-	20,000
Shares issued - stock options and warrants exercised	72,700	174	74,896	-	-	-	-	75,070
Warrants to acquire 50,000 shares of common stock issued	-	-	48,945	-	-	-	-	48,945
Purchase of treasury stock	-	-	-	(25,487)	-	-	-	(25,487)
Net income	-	-	-	-	2,654,041	-	-	2,654,041	$2,654,041
Translation adjustment	-	-	-	-	-	-	28,171	28,171	28,171
BALANCE, December 31, 2004	10,560,661	$25,345	$4,771,512	$(25,487)	$12,458,760	-	$54,616	$17,310,233

Comprehensive income for the year ended December 31, 2004									$2,682,212

The accompanying notes are an integral part of these financial statements.

THE LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, and 2002

1. SIGNIFICANT ACCOUNTING POLICIES

•	Business

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

•	Management estimates and reporting

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

•	Principles of consolidation

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

•	Foreign currency translation

Foreign currency translation adjustments arise from activities of the Company’s Canadian operations. Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates. Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.

•	Revenue recognition

The Company's sales generally occur via two methods: (1) at the store counter, and (2) shipment by common carrier. Sales at the counter are recorded and title passes as transactions occur. Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer. Shipping terms are normally FOB shipping point.

The Company offers an unconditional satisfaction guarantee to all customers and accepts all product returns. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

•	Discounts

The Company maintains four price levels on a consistent basis: retail, wholesale, business, and distributor. Gross sales are reported after deduction of discounts. The Company does not pay slotting fees or make other payments to resellers. Several customers require the Company to participate in their cooperative advertising programs. These programs are a negotiated percentage of their purchases and are accounted for as a reduction of sales.

•	Expense categories

Cost of goods sold include inbound freight and duty charges from vendors to the Company's central warehouse, freight and handling charges to move merchandise from the central warehouse to the Company's stores, and manufacturing overhead, as appropriate.

Operating expenses include all selling, general and administrative costs including wages and related employee expenses (payroll taxes, health benefits, ESOP contributions, etc.), advertising, outbound freight charges (to ship merchandise to customers), rent, and utilities.

•	Property and equipment, net of accumulated depreciation and amortization

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

•	Inventory

Inventory is valued at the lower of first-in, first-out cost or market. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.

•	Impairment of long-lived assets

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

•	Earnings per share

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

BASIC	2004	2003	2002
Net income (loss)	$2,654,041	$2,740,374	$(1,413,842)

Weighted average common shares outstanding	10,543,994	10,323,549	10,063,581

Earnings per share - basic	$0.25	$0.27	$(0.14)

DILUTED
Net income (loss)	$2,654,041	$2,740,374	$(1,413,842)

Weighted average common shares outstanding	10,543,994	10,323,549	10,063,581
Effect of assumed exercise of stock options and warrants	413,524	537,756	698,089
Weighted average common shares outstanding, assuming dilution	10,957,518	10,861,305	10,761,670

Earnings per share - diluted	$0.24	$0.25	$(0.13)

Outstanding options and warrants excluded as anti-dilutive	136,000	60,000	-

For additional disclosures regarding the employee stock options and the warrants, see Note 9. The net effect of converting stock options and warrants to purchase 752,500 and 792,700 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2004 and 2003, respectively.

•	Goodwill and other intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. As a result of SFAS 142, an impairment write-down occurred in the first quarter of 2002 of the investment in subsidiary, Roberts, Cushman & Company, Inc., in the amount of $4.0 million. Goodwill remaining on the balance sheet is analyzed by management periodically to determine the appropriateness of its carrying value. Management has elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2004, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company’s reporting units are generally the same as the operating segments identified in Note 11 - Segment Information. The new methodology in SFAS 142 differs from the Company’s prior policy, which was permitted under earlier accounting standards, of using undiscounted cash flows of the acquired asset to determine if goodwill is recoverable.

A summary of changes in the Company’s goodwill for the years ended December 31, 2004 and 2003 is as follows:

	Leather Factory	Tandy Leather
Balance, December 31, 2002	$333,655	$352,829
Acquisitions and adjustments	17,751	-
Impairments	-	-
Balance, December 31, 2003	351,406	352,829
Acquisitions and adjustments	8,048	30,577
Impairments	-	-
Balance, December 31, 2004	$359,454	$383,406

As of December 31, 2004 and 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2004
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$174,611	$369,758
Non-Compete Agreements	78,000	10,000	68,000
	$622,369	$184,611	$437,758

	As of December 31, 2003
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$138,320	$406,049
Non-Compete Agreements	52,000	25,500	26,500
	$596,369	$163,820	$432,549

Excluding goodwill, the Company has no intangible assets not subject to amortization under SFAS 142. Amortization of intangible assets of $33,782 in 2004, $52,215 in 2003, and $48,283 in 2002 was recorded in operating expenses. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

	Leather Factory	Tandy Leather	Total
2005	$5,954	$32,837	$38,791
2006	5,954	32,837	38,291
2007	5,954	31,837	37,791
2008	5.954	30,337	36,291
2009	5,954	30,337	36,291

During 2004, the Company acquired the following intangible assets:
Amortization Period
Non-Compete Agreements	$26,000	3 - 5 years

•	Fair value of financial Instruments

The principal financial instruments held consist of accounts receivable, accounts payable, notes payable and long-term debt. The carrying value of accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. The interest rates on the Company’s notes payable and long-term debt fluctuate with changes in the prime rate and are the rates currently available to the Company; therefore, the carrying amount of those instruments approximates their fair value.

•	Deferred taxes

Deferred income taxes result from temporary differences in the bases of our assets and liabilities reported for book and tax purposes.

•	Stock options

We periodically grant stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for stock option grants to employees and directors using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

At December 31, 2004, we had two stock-based compensation plans, which are described more fully in Note 9. No stock-based compensation cost is reflected in net income in 2004 and 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$2,654,041	$2,740,374	$(1,413,842)
Plus: Stock -based employee compensation expense included in reported net income, net of tax	-	-	-
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	117,443	98,186	103,619
Pro forma net income (loss)	2,536,598	2,642,188	$(1,517,461)

Earnings (loss) per share:
Basic - as reported	$0.25	$0.27	$(0.14)
Basic - pro forma	$0.24	$0.26	$(0.15)

Diluted - as reported	$0.24	$0.25	$(0.13)
Diluted - pro forma	$0.23	$0.24	$(0.14)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Volatility	36.4%	69.6%	73.6%
Expected option life	3-5	5	5
Interest rate (risk free)	3.375%	3.25%	3.00%
Dividends	None	None	None

The effect on 2004, 2003 and 2002 pro forma net income (loss) and earnings (loss) per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) was issued. SFAS 123R replaces SFAS No. 123 and supercedes APB Opinion No. 25. The Company is required to adopt SFAS 123R beginning July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS no longer will be an alternative to financial statement recognition. Sec Note 12 - Recent Accounting Pronouncements for additional information.

•	Comprehensive income

Comprehensive income represents all changes in stockholders’ equity, exclusive of transactions with stockholders. The accumulated balance of foreign currency translation adjustments is presented in the consolidated financial statements as “accumulated other comprehensive income or loss”.

•	Shipping and handling costs

All shipping and handling costs incurred by the Company are included in operating expenses on the statements of income. These costs totaled approximately $1,360,000, $1,206,000 and $1,284,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expense as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months. Such capitalized costs are included in other current assets and totaled $217,000 and $102,304 at December 31, 2004 and 2003, respectively. Total advertising expense was $2,571,124 in 2004; $2,399,879 in 2002; and $2,265,659 in 2002.

The Company agrees to list the names and addresses of the Authorized Sales Centers (ASCs) in certain mailing pieces produced. The inclusion of these names and addresses are at the Company's sole discretion. The production and distribution of direct mailings is the primary method of advertising used by the Company and normally consists of 50 to 75 unique mailing pieces annually. Normally, the ASCs are included in six to eight of those pieces. The Company believes that the inclusion of these ASC locations in the flyers has no impact on the financial statements of the Company.

•	Cash flow presentation

For purposes of the statement of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

2. VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and management's evaluation of the financial condition and past collection history of each customer. Accounts are written off as they are deemed uncollectible based on a periodic review of accounts. Our allowance for doubtful accounts was $85,132 and $31,469, respectively, at December 31, 2004 and 2003. The reduction in 2003 was due to improvements in trade accounts receivable and collections of accounts for which reserves had been provided. The 2004 reserve balance returned to a more normal level based on our general evaluation of the collectibility of our accounts. The following is a roll forward of the allowance for doubtful accounts:

	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
Year ended December 31, 2004	$31,469	9,785	104,587	4,980	(65,688)	$85,133
Year ended December 31, 2003	$77,657	-	87,175	967	(134,330)	$31,469
Year ended December 31, 2002	$190,890	-	(30,197)	24	(83,060)	$77,657

•	Sales returns and defective merchandise

Product returns are generally recorded directly against sales as those returns occur. Historically, the amount of returns is immaterial and as a result, no reserve is recorded in the financial statements.

•	Slow-moving and obsolete inventory

The majority of inventory items maintained by the Company have no restrictive shelf life. Management reviews all inventory items annually to determine what items should be eliminated from the product line. Items are selected for several reasons: (1) the item is slow-moving; (2) the supplier is unable to provide an acceptable quality or quantity; or (3) to maintain a freshness in the product line. Once an item has been selected to discontinue, we devalue the cost of the item by 25% of its original value each quarter until its value has been reduced to zero. Reductions in inventory for slow-moving and obsolete inventory are recorded directly against inventory.

3.	BALANCE SHEET COMPONENTS

	December 31,
	2004	2003
INVENTORY
Finished goods held for sale	$11,571,869	$9,902,140
Raw materials and work in process	1,177,840	1,177,753
TOTAL	$12,749,709	$11,079,893

PROPERTY AND EQUIPMENT
Leasehold improvements	$1,181,828	$1,100,785
Equipment	3,837,654	3,572,506
Furniture and fixtures	939,976	843,851
Vehicles	46,068	57,850
	6,005,526	5,574,992
Less: accumulated depreciation	(4,100,961)	(3,669,099)
TOTAL	$1,904,565	$1,905,893

Depreciation expense was $444,878, $477,047, and $443,029 for the years ended December 31, 2004, 2003 and 2002, respectively.

	December 31,
	2004	2003
OTHER CURRENT ASSETS
Accounts receivable - employees	$40,401	$23,375
Accounts receivable - other	70,814	24,691
Prepaid expenses	436,011	495,334
Payments on merchandise not rec'd	82,497	158,836
TOTAL	$629,723	$702,236

OTHER ASSETS
Security deposits - utilities, locations, etc.	$75,903	$73,193
Leather art collection	250,000	250,000
Other	-	12,990
Computer software not implemented yet	584,846	-
TOTAL	$910,749	$336,183

ACCR EXPS AND OTHER LIABILITIES
Accrued bonuses	$768,937	$527,880
Accrued payroll	212,298	220,055
Accrued ESOP contribution	140,000	-
Sales and payroll taxes payable	208,896	154,948
Other	351,872	97,544
TOTAL	$1,682,003	$1,000,427

4. NOTES PAYABLE AND LONG-TERM DEBT

On November 1, 2004, the Company entered into a Credit Agreement with Bank One, N.A. ("Bank One"), pursuant to which Bank One agreed to provide a revolving credit facility of up to $3,000,000. The revolver bears interest at prime less ..5% or LIBOR plus 1.35% and matures on October 6, 2007. Proceeds of the closing of the Credit Facility were used to pay all amounts due and owing by the Company pursuant to the Credit and Security Agreement by and between the Company and Wells Fargo Bank, N.A. ("WFB"). At closing, the Company's revolving line of credit with WFB in the principal amount of $975,000 was satisfied in its entirety.

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

At December 31, 2004 and 2003, the amounts outstanding under the above agreements consisted of the following:

	2004	2003
Credit Agreement with Bank One - collateralized by inventory and accounts receivable; payable as follows:

Line of Credit Note dated October 6, 2004 in the maximum principal amount of $3,000,000 with revolving features as more fully described below - interest due quarterly at prime less .5% (4.75% at 12/31/2004) or LIBOR plus 1.35%; matures October 6, 2007	$505,154	-

Credit and Security Agreement with WFB-TX - collateralized by all of the assets of the Company; payable as follows:

Revolving Note, as amended, dated November 3, 2003 in the maximum principal amount of $5,000,000 with revolving features as more fully described below - interest due monthly at prime less .5% (3.5% at December 31, 2003); matures November 3, 2005	-	$1,792,984
	505,154	1,792,984
Less - Current maturities	-	-
	$505,154	$1,792,984

The terms of the Credit Facility contain various covenants which, among other things, require the Company to meet a specific debt service coverage ratio and limit capital expenditures. Other covenants prohibit the Company from incurring indebtedness except as permitted by the terms of the Credit Facility, from entering into any new business or making material changes in any of the Company’s business objectives, purposes or operations. The facility places an affirmative duty on the Company to disclose any covenant violation to the lender.

Scheduled maturities of the Company's notes payable and long-term debt are as follows:

2005	$-
2006	-
2007	505,154
2008	-
$505,154

5. CAPITAL LEASE OBLIGATIONS

The Company leases certain licensed software under a capital lease agreement. The asset subject to the agreement totaling $402,201 is included in other assets as of December 31, 2004. The asset will be reclassified into property and equipment once the conversion and implementation process is completed.

The Company leases certain warehouse equipment under a capital lease agreement. Assets subject to the agreement totaling $18,651 and related accumulated depreciation of $6,262 are included in property and equipment as of December 31, 2003.

At December 31, 2004 and 2003, the amounts outstanding under capital lease obligations consisted of the following:

	2004	2003
Capital Lease secured by certain licensed software - total monthly principal payments of $11,172, no interest, maturing October 2007	$379,857	-
Capital Lease secured by equipment - total monthly principal and interest payments of $572 at approximately 12% interest; maturing February 2004	-	1,134
	379,857	1,134
Less - Current maturities	134,067	1,134
	$245,790	$-

6. EMPLOYEE BENEFIT PLAN

The Company has an Employee Stock Ownership Plan (the "Plan") for employees with at least one year of service (as defined by the Plan) and who have reached their 21st birthday. Under the Plan, the Company makes annual cash or stock contributions to a trust for the benefit of eligible employees. As of December 31, 2004, 213 employees and former employees were participants in or beneficiaries of the ESOP. The trust invests in shares of the Company's common stock. The amount of the Company's annual contribution is discretionary. Benefits under the Plan are 100% vested after three years of service and are payable upon death, disability or retirement. Vested benefits are payable upon termination of employment.

The Company applies Statement of Position 93-6 (SOP 93-6), "Employers’ Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs. During 2004, 2003, and 2002, respectively, the Company contributed $250,000; $221,400; and $345,312 in cash as current year contributions to the plan and recognized compensation expense related to these payments.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2004, 2003, and 2002:

	Number of Shares			Market Value
	2004	2003	2002	2004	2003	2002
Allocated	948,147	981,540	956,320	$3,365,922	$4,750,654	$3,232,362
Unearned	-	-	-	-	-	-
Total	948,147	981,540	956,320	$3,365,922	$4,750,654	$3,232,362

The Company currently offers no postretirement or postemployment benefits to its employees.

7. INCOME TAXES

The provision for income taxes consists of the following:

		2004	2003	2002
Current provision:	Federal	$1,380,951	$1,144,763	$1,078,146
	State	139,933	40,267	51,556
		1,520,884	1,185,030	1,129,702
Deferred provision (benefit):	Federal	33,483	46,850	82,014
	State	5,238	236	13,152
		38,721	47,086	95,166
		$1,559,605	$1,232,116	$1,224,868

Income (loss) before income taxes is earned in the following tax jurisdictions:

	2004	2003	2002
United States	$4,078,434	$3,744,550	$3,794,256
Canada	135,213	227,940	25,601
	$4,213,647	$3,972,490	$3,819,857

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2004	2003
Deferred income tax assets:
Allowance for doubtful accounts	$26,546	$9,782
Capitalized inventory costs	115,022	103,605
Warrants	42,989	-
Accrued expenses, reserves, and other	57,740	20,925
Total deferred income tax assets	242,297	134,312

Deferred income tax liabilities:
Property and equipment depreciation	249,892	204,482
Goodwill and other intangible assets amortization	106,103	4,807
Total deferred income tax liabilities	355,995	209,289

Net deferred tax asset (liability)	($113,698)	($ 74,977)

The net deferred tax liability is classified on the balance sheets as follows:

	2004	2003
Current deferred tax assets	$199,308		$134,312
Long-term deferred tax liabilities	(313,006)		(209,289)
Net deferred tax asset (liability)	$(113,698)	$	(74,977)

The effective tax rate differs from the statutory rate as follows:

	2004		2003		2002
Statutory rate	34%		34%		34%
State and local taxes	4%		1%		1%
Non-deductible goodwill amortization	0%		0%		0%
Other	(1%	)	(4%	)	(3%	)
Effective rate	37%		31%		32%

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's primary office facility and warehouse are leased under a five-year lease agreement that expires in March 2008. Rental agreements for the stores and warehouse distribution units expire on dates ranging from March 2005 to January 2010. The Company's lease agreement for the manufacturing facility in Long Island City, New York, expires on June 30, 2006.

Rent expense on all operating leases for the years ended December 31, 2004, 2003, and 2002, was $1,994,030, $1,814,457, and $1,465,577, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2004 were as follows:

Year ending December 31:
2005	$2,107,214
2006	1,804,686
2007	1,422,200
2008	706,782
2009 and thereafter	196,893
Total minimum lease payments	$6,237,775

Litigation

The Company is involved in various litigation that arise in the ordinary course of its business and operations. There are no such matters pending that the Company expects to have a material impact on its financial position and results of operations.

9. SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

The Company’s revenues are derived from a diverse group of customers primarily involved in the sale of leather crafts. While no single customer accounts for more than 10% of the Company’s consolidated revenues in 2004, 2003 and 2002, sales to the Company’s five largest customers represented 10.6%, 13.8% and 15.1%, respectively, of consolidated revenues in those years. While management does not believe the loss of one of these customers would have a significant negative impact on the Company’s operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect the Company’s operating results.

Major Vendors

The Company purchases a significant portion of its inventory through one supplier. Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on the Company’s operations.

Credit Risk

Due to the large number of customers comprising the Company’s customer base, concentrations of credit risk with respect to customer receivables are limited. At December 31, 2004 and 2003, 16.3% and 20.6%, respectively, of the Company’s consolidated accounts receivable were due from three nationally recognized retail chains. The Company does not generally require collateral for accounts receivable, but performs periodic credit evaluations of its customers and believes the allowance for doubtful accounts is adequate. It is management’s opinion that if any one or a group of customer receivable balances should be deemed uncollectible, it would not have a material adverse effect on the Company’s results of operations and financial condition.

10. STOCKHOLDERS' EQUITY

(a)	Stock Option Plans

•	1995 Stock Option Plan

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

•	1995 Director Non-Qualified Stock Option Plan

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

•	Stock Option Summary

All options expire ten years from the date of grant and are exercisable at any time after vesting. Of the combined 1,100,000 shares available for issuance under the two plans, at December 31, 2004, 2003 and 2002, there were 40,000; 40,000; and 106,000; respectively, in un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2004, 2003, and 2002, is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	675,200	$1.540	747,200	$1.196	846,000	$1.128
Granted	18,000	3.598	68,000	4.200	10,000	2.720
Forfeited or expired	(18,000)	1.350	(2,000)	2.720	-	-
Exchanged	-	-	-	-	-	-
Exercised	(72,700)	1.053	(138,000)	0.972	(108,800)	0.810
Outstanding at December 31	602,500	$1.630	675,200	$1.540	747,200	$1.196
Exercisable at end of year	354,500	$1.320	308,200	$1.158	325,200	$1.017
Weighted-average fair value of
options granted during year	$1.20		$2.31		$1.54

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$0.75 or Less	14,000	$0.661	3.16	14,000	$0.661	3.16
$0.76 to $1.125	128,500	$0.865	2.75	118,500	$0.859	2.50
$1.126 to $1.69	370,000	$1.350	6.40	198,000	$1.350	6.40
$1.70 to $2.55	2,000	$1.900	6.74	2,000	$1.900	6.74
$2.56 to $3.84	12,000	$3.270	9.31	2,000	$2.720	7.74
$3.85-$4.24	76,000	$4.165	8.83	20,000	$4.104	8.73
	602,500	$1.630	5.91	354,500	$1.320	5.11

(b)	Warrants

Warrants to acquire up to 100,000 shares of common stock at $3.10 per share were issued in conjunction with a consulting agreement to an unrelated entity in February 2003. The warrants may be exercised at anytime until expiration on February 12, 2008.

Warrants to acquire up to 50,000 shares of common stock at $5.00 per share were issued in conjunction with a consulting agreement to an unrelated entity in February 2004. The warrants may be exercised at anytime until expiration on February 24, 2009.

A summary of warrant transactions for the years ended December 31, 2004, 2003, and 2002, is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	100,000	3.1000	200,000.4375		300,000.4727
Granted	50,000	5.0000	100,000	3.1000	-
Forfeited or expired	-	-	-	-	(50,000)	.5430
Exchanged	-	-	-	-	-
Exercised	-	-	(200,000)	.4375	(50,000)	.5430
Outstanding at December 31	150,000	3.7333	100,000	3.1000	200,000.4375
Exercisable at end of year	150,000	3.7333	100,000	3.1000	200,000.4375
Weighted-average fair value of
warrants granted during year	$0.98		$0.67		N/A

The following table summarizes outstanding warrants into groups based upon exercise price ranges at December 31, 2004:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Maturity		Exercise	Maturity
Exercise Price Range	Warrant	Price	(Years)	Warrant	Price	(Years)
$3.00 or Less	-	-	-	-	-	-

More than $3.00 and
Less Than $5.00	100,000	$3.1000	3.12	100,000	$3.1000	3.12

$5.00 or More	50,000	$5.0000	4.15	50,000	$5.0000	4.15
	150,000	$3.7333	3.46	150,000	$3.7333	3.46

(c)	Notes Receivable Secured by Common Stock

During 1996, the Company purchased certain notes from a financial institution that are collateralized by the Company’s common stock. These notes relate to shares issued under the Company’s 1993 Non-Qualified Incentive Stock Option Plan. These notes, as renewed in 2000, were due from certain members of management and had maturity dates of December 31, 2004. All notes were paid in full as of December 31, 2004.

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

During 2004, the Company acquired certain assets of the following entities for a total purchase price of $156,452:

Entity	Location	Date of acquisition
Robyn's LLC	Syracuse, NY	January 2004
Hawkins Handcrafted Leathers	St. Louis, MO	February 2004
Santa Fe Hides & Trappings	Santa Fe, NM	July 2004

All of the acquired entities were formerly operated as independent retail leathercraft stores. The assets purchased in these acquisitions consisted primarily of inventory, store furniture and fixtures, and equipment. Goodwill recognized in these transactions amounted to $30,577, and is reported in the Tandy Leather Company segment. The Company also entered into non-compete agreements with the former owners totaling $26,000 for periods ranging from one to five years.

On November 30, 2004, the Company acquired all of the issued and outstanding shares of capital stock of 1124055 Ontario Inc., a Canadian corporation, and its wholly-owned subsidiary, Heritan Ltd. The total purchase price was approximately $400,000 which was funded with cash generated from operations.

12. SEGMENT INFORMATION

The Company identifies its segments based on the activities of three distinct operations: Wholesale Leathercraft, which consists of a chain of warehouse distribution units located in the United States and Canada operating as The Leather Factory; Retail Leathercraft, which consists of a chain of retail stores located in the United States and Canada operating as Tandy Leather Company; and Roberts, Cushman & Company, which manufactures decorative hat trims sold directly to hat manufactures and distributors.

The Company’s reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Roberts, Cushman & Co	Total
For the year ended December 31, 2004
Net Sales	$30,630,122	$13,515,662	$2,000,500	$46,146,284
Gross Profit	16,485,052	8,348,616	606,377	25,440,045
Operating earnings	2,817,940	1,385,565	54,941	4,258,446
Interest expense	53,400	-	-	53,400
Other, net	(6,748)	(1,852)	-	(8,600)
Income before income taxes	2,771,288	1,387,417	54,941	4,213,646
Depreciation and amortization	362,173	81,750	8,730	452,653
Fixed asset additions	197,853	155,328	16,378	369,559
Total assets	$17,991,403	$3,372,812	$802,918	$22,167,163

For the year ended December 31, 2003
Net Sales	$30,684,092	$9,216,838	$1,811,261	$41,712,191
Gross Profit	16,332,776	5,804,504	554,619	22,691,899
Operating earnings	3,462,457	604,291	30,911	4,097,659
Interest expense	206,942	-	-	206,942
Other, net	(81,838)	65	-	(81,773)
Income before income taxes	3,337,354	604,225	30,911	3,972,490
Depreciation and amortization	443,623	75,854	9,785	529,262
Fixed asset additions	214,256	137,115	8,831	360,202
Total assets	$15,409,084	$2,908,429	$740,893	$19,058,406

For the year ended December 31, 2002
Net Sales	$30,313,478	$7,387,874	$2,027,263	$39,728,615
Gross Profit	16,237,143	4,395,384	702,175	21,334,701
Operating earnings (loss)	3,742,844	371,372	17,558	4,131,774
Interest expense	(246,316)	(562)	-	(246,878)
Other, net	(64,071)	(968)	-	(65,039)
Income (loss) before income taxes	3,432,457	369,842	17,558	3,819,857
Depreciation and amortization	367,218	111,013	13,081	491,312
Fixed asset additions	888,491	180,522	4,502	1,073,515
Total assets	$16,205,347	$2,562,737	$907,518	$19,675,602

Net sales for geographic areas was as follows:
	2004	2003	2002
United States	$42,485,339	$38,934,923	$37,510,567
Canada	2,112,601	1,611,093	1,077,120
All other countries	1,548,344	1,166,175	1,140,928
	$46,146,284	$41,712,191	$39,728,615

Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to the Company’s consolidated net sales for the years ended December 31, 2004, 2003, and 2002. The Company does not have any significant long-lived assets outside of the United States.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS 146 nullifies FASB Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired prior to February 1, 2003, the provision of FIN must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on its financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supercedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the third quarter of 2005. SFAS no. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previously pro forma disclosure made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options. The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financial cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Net sales	$12,180,877	$10,959,813	$10,580,074	$12,425,520
Gross profit	6,724,913	5,981,059	5,939,433	6,794,640
Net income	970,966	516,213	427,385	739,477
Net income per common share:
Basic	0.09	0.05	0.04	0.07
Diluted	0.09	0.05	0.04	0.07
Weighted average number of common shares outstanding:
Basic	10,506,995	10,553,243	10,560,661	10,554,776
Diluted	11,011,122	11,006,638	10,931,940	10,888,883

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
Net sales	$10,560,085	$10,460,675	$10,119,070	$10,572,361
Gross profit	5,645,504	5,721,054	5,589,812	5,735,528
Net income	774,518	778,704	601,680	585,472
Net income per common share:
Basic	0.08	0.08	0.06	0.06
Diluted	0.07	0.07	0.06	0.05
Weighted average number of common shares outstanding:
Basic	10,177,433	10,234,054	10,394,374	10,484,184
Diluted	10,793,464	10,805,019	10,902,794	10,941,853

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Leather Factory, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years then ended in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Weaver & Tidwell LLP

Fort Worth, Texas
February 11, 2005

4318

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
The Leather Factory, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of The Leather Factory, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Leather Factory, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Hein + Associates LLP

Dallas, Texas
February 6, 2003

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

At the end of 2004, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, they concluded that, subject to the limitations described below, our disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

During the period covered by this report, there has been no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

Limitations on the Effectiveness of Controls. Our management, including the President, Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A well conceived and operated control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this annual report as we will file a proxy statement for our 2005 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of our fiscal year covered by this Report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the heading "Election of Directors," and is incorporated herein by reference. Information relating to certain filings on Forms 3, 4 and 5 will be contained in our 2005 proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i) and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors will be contained in our 2005 proxy statement under the heading "Corporate Governance" and is incorporated herein by reference.

We have adopted a written code of ethics that applies to our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.  It is available on our website (http://www.leatherfactory.com).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the heading "Executive Compensation,” which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the heading "Security Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the heading "Certain Transactions and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2005 Annual Meeting of Stockholders under the heading "Independent Auditors Fees and Other Matters" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2004 and 2003
•	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

2.	Financial Statement Schedules

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
Dated: March 30, 2005

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wray Thompson	Chairman of the Board, Chief Executive Officer and Director	March 30, 2005
Wray Thompson

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director	March 30, 2005
Shannon L. Greene

/s/ T. Field Lange	Director	March 30, 2005
T. Field Lange

/s/ Joseph R. Mannes	Director	March 30, 2005
Joseph R. Mannes

/s/ H.W. Markwardt	Director	March 30, 2005
H.W. Markwardt

/s/ Michael A. Markwardt	Director	March 30, 2005
Michael A. Markwardt

/s/ Ronald C. Morgan	President and Director	March 30, 2005
Ronald C. Morgan

/s/ Robin L. Morgan	Vice President and Assistant Secretary	March 30, 2005
Robin L. Morgan

/s/ Michael A. Nery	Director	March 30, 2005
Michael A. Nery

/s/ William M. Warren	Secretary	March 30, 2005
William M. Warren

THE LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., filed as Exhibit 3.1 to the Registration Statement on Form SB-2 of The Leather Factory, Inc. (Commission File No. 33-81132) filed with the Securities and Exchange Commission on July 5, 1994, and incorporated by reference herein.

3.2
Bylaws of The Leather Factory, Inc., filed as Exhibit 3.2 to the Registration Statement on Form SB-2 of The Leather Factory, Inc. (Commission File No. 33-81132) filed with the Securities and Exchange Commission on July 5, 1994 and incorporated by reference herein.

4.1
Financial Advisor's Warrant Agreement, dated February 12, 2003, between The Leather Factory, Inc. and Westminster Securities Corporation filed as Exhibit 4.1 to Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2003 and incorporated by reference herein.

4.2
Capital Markets Services Engagement Agreement, dated February 12, 2003, between The Leather Factory, Inc. and Westminster Securities Corporation filed as Exhibit 4.2 to Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2003 and incorporated by reference herein.

4.3
Financial Advisor's Warrant Agreement, dated February 24, 2004, between The Leather Factory, Inc. and Westminster Securities Corporation filed as Exhibit 4.1 to Form 10-Q field by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2004 and incorporated by reference herein.

4.4
Capital Markets Services Engagement Agreement, dated February 24, 2004, between The Leather Factory, Inc. and Westminster Securities Corporation filed as Exhibit 4.2 to Form 10-Q field by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2004 and incorporated by reference herein.

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

10.2
Revolving Line of Credit Note, dated November 3, 2003, in the principal amount of up to $6,000,000.00 given by The Leather Factory, Inc., a Delaware corporation; Roberts, Cushman & Company, Inc., a New York corporation; Hi-Line Leather & Manufacturing Company, a California corporation, The Leather Factory of Nevada Investments, Inc., a Nevada corporation, The Leather Factory, Inc., a Nevada corporation; The Leather Factory, L.P., a Texas limited partnership; The Leather Factory, Inc., an Arizona corporation; Tandy Leather Company Investments, Inc., a Nevada corporation; Tandy Leather Company, Inc., a Nevada corporation; Tandy Leather Company, L.P., a Texas limited partnership, as borrowers, payable to the order of Wells Fargo Bank Texas, National Association, filed as Exhibit 10.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 7, 2003 and incorporated by reference herein.

10.3
First Amendment to Credit Agreement, dated as of November 26, 2003, made by and among The Leather Factory, Inc., a Delaware corporation; Roberts, Cushman & Company, Inc., a New York corporation; Hi-Line Leather & Manufacturing Company, a California corporation, The Leather Factory of Nevada Investments, Inc., a Nevada corporation, The Leather Factory, Inc., a Nevada corporation; The Leather Factory, L.P., a Texas limited partnership; The Leather Factory, Inc., an Arizona corporation; Tandy Leather Company Investments, Inc., a Nevada corporation; Tandy Leather Company, Inc., a Nevada corporation; Tandy Leather Company, L.P., a Texas limited partnership; and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Texas, National Association, filed as Exhibit 10.3 to Annual Report on Form 10-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 29, 2004 and incorporated by reference herein.

10.4
First Modification to Promissory Note, dated as of November 26, 2003, made by and among The Leather Factory, Inc., a Delaware corporation; Roberts, Cushman & Company, Inc., a New York corporation; Hi-Line Leather & Manufacturing Company, a California corporation, The Leather Factory of Nevada Investments, Inc., a Nevada corporation, The Leather Factory, Inc., a Nevada corporation; The Leather Factory, L.P., a Texas limited partnership; The Leather Factory, Inc., an Arizona corporation; Tandy Leather Company Investments, Inc., a Nevada corporation; Tandy Leather Company, Inc., a Nevada corporation; Tandy Leather Company, L.P., a Texas limited partnership; and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Texas, National Association, filed as Exhibit 10.4 to Annual Report on Form 10-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 29, 2004 and incorporated by reference herein.

10.5
Credit Agreement, dated as of October 6, 2004, made by The Leather Factory, Inc., a Delaware corporation, and Bank One, National Association, filed as Exhibit 10.1 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 5, 2004 and incorporated by reference herein.

10.6
Line of Credit Note, dated October 6, 2004, in the principal amount of up to $3,000,000 given by The Leather Factory, Inc., a Delaware corporation as borrower, payable to the order of Bank One, National Association, filed as Exhibit 10.2 to the Current Report on Form 8-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 5, 2004 and incorporate by reference herein.

14.1
Code of Business Conduct and Ethics of The Leather Factory, Inc., adopted by the Board of Directors on February 26, 2004, filed as Exhibit 14.1 to Annual Report on Form 10-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 29, 2004 and incorporated by reference herein.

21.1
Subsidiaries of the Company filed as Exhibit 21.1 to the Annual Report on Form 10-K of The Leather Factory, Inc. for the year ended December 31, 2002 filed with the Securities and Exchange commission on March 28, 2003, and incorporated by reference herein.

*23.1	Consent of Hein + Associates LLP dated March 28, 2005

*23.2	Consent of Weaver & Tidwell LLP dated March 28, 2005

*31.1	13a-14(a) Certification by Wray Thompson, Chairman of the Board and Chief Executive Officer

*31.2	13a-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
*Filed herewith.