Form 10-Q
period 2005-03-31
LEATHER FACTORY INC
filed 2005-05-13
CIK 909724

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
or
[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to __________

Commission File Number 1-12368

THE LEATHER FACTORY, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2543540 (I.R.S. Employer Identification Number)
3847 East Loop 820 South, Ft. Worth, Texas 76119 (Address of principal executive offices) (Zip Code)
(817) 496-4414 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [ ]
Indicate by check mark whether the registrant is an accelerated filer.
Yes [ ]	No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class Common Stock, par value $0.0024 per share	Shares outstanding as of May 10, 2005 10,607,802

THE LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004 ..........................................................................................	3

Consolidated Statements of Income
Three months ended March 31, 2005 and 2004..................................................................................	4

Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004..................................................................................	5

Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2005 and 2004..................................................................................	6

Notes to Consolidated Financial Statements......................................................................................	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.....................................................................................	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk …………………………….	16

Item 4. Controls and Procedures ……………………………………………………………………....	16

PART II. OTHER INFORMATION

Item 6. Exhibits ………………………….…........................................................................................	16

SIGNATURES …...................................................................................................................................	18

The Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2005 (unaudited)	December 31, 2004 (audited)
ASSETS
CURRENT ASSETS:
Cash	$2,467,091	$2,560,202
Accounts receivable-trade, net of allowance for doubtful accounts
of $140,000 and $85,000 in 2005 and 2004, respectively	2,545,218	2,032,289
Inventory	13,127,058	12,749,709
Deferred income taxes	209,166	199,308
Other current assets	874,987	629,723
Total current assets	19,223,520	18,171,231

PROPERTY AND EQUIPMENT, at cost	6,202,266	6,005,526
Less accumulated depreciation and amortization	(4,377,692)	(4,100,961)
	1,824,574	1,904,565

GOODWILL, net of accumulated amortization of $768,000 and
$758,000 in 2005 and 2004, respectively	742,084	742,860
OTHER INTANGIBLES, net of accumulated amortization of
$195,000 and $185,000 in 2005 and 2004, respectively	427,686	437,758
OTHER assets	999,252	910,749
	$23,217,116	$22,167,163

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$ 1,521,494	$ 1,954,146
Accrued expenses and other liabilities	2,136,945	1,682,003
Income taxes payable	533,561	22,764
Current maturities of capital lease obligations	134,067	134,067
Total current liabilities	4,326,067	3,792,980

DEFERRED INCOME TAXES	240,897	313,006

LONG-TERM DEBT, net of current maturities	-	505,154
CAPITAL LEASE OBLIGATIONS, net of current maturities	212,273	245,790
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,601,661 and 10,560,661 shares issued at 2005 and 2004, respectively;
10,595,802 and 10,554,711 outstanding at 2005 and 2004, respectively	25,443	25,345
Paid-in capital	4,852,251	4,796,999
Retained earnings	13,507,982	12,458,760
Treasury stock	(25,487)	(25,487)
Accumulated other comprehensive income	77,690	54,616
Total stockholders' equity	18,437,879	17,310,233
	$23,217,116	$22,167,163

The accompanying notes are an integral part of these financial statements.

The Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	2005	2004

NET SALES	$ 12,707,516	$12,180,877
COST OF SALES	5,550,233	5,455,964
Gross profit	7,157,283	6,724,913

OPERATING EXPENSES	5,587,736	5,277,778
INCOME FROM OPERATIONS	1,569,547	1,447,135

OTHER EXPENSE:
Interest expense	3,188	13,638
Other, net	15,465	1,737
Total other expense	18,653	15,375

INCOME BEFORE INCOME TAXES	1,550,894	1,431,760

PROVISION FOR INCOME TAXES	501,672	460,794

NET INCOME	$1,049,222	$ 970,966

NET INCOME PER COMMON SHARE - BASIC	$0.10	$ 0.09

NET INCOME PER COMMON SHARE - DILUTED	$0.10	$ 0.09

Weighted Average Number of Shares Outstanding:
Basic	10,584,244	10,506,995
Diluted	10,911,103	11,011,122

The accompanying notes are an integral part of these financial statements.

The Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,049,222	$ 970,966
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	118,431	129,418
Gain on disposal of assets	(7,703)	-
Deferred income taxes	(81,967)	(19,774)
Other	24,511	(9,766)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(512,929)	(1,226,807)
Inventory	(377,349)	(267,966)
Income taxes	510,797	435,654
Other current assets	(245,264)	(351,800)
Accounts payable-trade	(432,652)	810,013
Accrued expenses and other liabilities	454,942	112,810
Total adjustments	(549,182)	(388,218)
Net cash provided by operating activities	500,040	582,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,030)	(82,115)
Payments in connection with businesses acquired	-	(125,452)
Proceeds from sale of assets	7,703	-
Decrease (increase) in other assets	(88,503)	14,076
Net cash used in investing activities	(109,830)	(193,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans	(505,154)	(525,000)
Payments on notes payable and long-term debt	(33,517)	(1,134)
Payments received on notes secured by common stock	-	5,000
Proceeds from exercise of stock options and warrants	55,350	82,140
Net cash used in financing activities	(483,321)	(438,994)

NET DECREASE IN CASH	(93,111)	(49,737)

CASH, beginning of period	2,560,202	1,728,344

CASH, end of period	$2,467,091	$ 1,678,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$ 3,188	$ 16,205
Income tax paid during the period, net of (refunds)	72,842	44,914

The accompanying notes are an integral part of these financial statements.

The Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2005 and 2004

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Notes receivable secured by common stock	Accumulated Other Comprenhensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2003	10,487,961	$25,171	$4,673,158	-	$9,804,719	$(20,000)	$26,445	$14,509,493

Payments on notes receivable secured by common stock	-	-	-	-	-	5,000	-	5,000
Shares issued - stock options exercised	37,700	90	82,050	-	-	-	-	82,140
Net income	-	-	-	-	970,966	-	-	970,966	$ 970,966
Translation adjustment	-	-	-	-	-	-	(10,906)	(10,906)	(10,906)
BALANCE, March 31, 2004	10,525,661	$25,262	$4,755,208	-	$10,775,684	$(15,000)	$15,539	$15,556,693
Comprehensive income for the three months ended March 31, 2004									$960,606
BALANCE, December 31, 2004	10,560,661	$25,345	$4,796,999	$(25,487)	$12,458,760	-	$54,616	$17,310,233

Shares issued - stock options exercised	41,000	98	55,252	-	-	-	-	55,350
Net income	-	-	-	-	1,049,222	-	-	1,049,222	$1,049,222
Translation adjustment	-	-	-	-	-	-	23,074	23,074	23,074
BALANCE, March 31, 2005	10,601,661	$25,443	$4,852,251	$(25,487)	$13,507,982	-	$77,690	$18,437,879
Comprehensive income for the three months ended March 31, 2005									$1,072,296

The accompanying notes are an integral part of these financial statements.

THE LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for The Leather Factory, Inc. and its consolidated subsidiaries (“TLF” or the “Company”) contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2005 and December 31, 2004, and its results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Inventory

Inventory is stated at the lower of cost or market and is accounted for on the “first in, first out” method. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand. The components of inventory consist of the following:
As of
	March 31, 2005	December 31, 2004
Finished goods held for sale	$ 12,192,928	$ 11,571,869
Raw materials and work in process	934,130	1,177,840
	$ 13,127,058	$ 12,749,709

Goodwill and Other Intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2004, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first quarter of 2005.

Other intangibles consist of the following:

	As of March 31, 2005			As of December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$ 544,369	$183,684	$360,685	$544,369	$174,611	$369,758
Non-Compete Agreements	78,000	10,999	67,001	78,000	10,000	68,000
	$ 622,369	$194,683	$427,686	$622,369	$184,611	$437,758

The Company recorded amortization expense of $10,073 during the first quarter of 2005 compared to $14,056 during the first quarter of 2004. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2005	$5,954	$32,837	$38,791
2006	5,954	32,337	38,291
2007	5,954	31,837	37,791
2008	5,954	30,337	36,291
2009	5,954	30,337	36,291

Revenue Recognition

The Company's sales generally occur via two methods: (1) at the counter in the Company's stores, and (2) shipment by common carrier. Sales at the counter are recorded and title passes as transactions occur. Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer. The Company's shipping terms are FOB shipping point.

The Company offers an unconditional satisfaction guarantee to its customers and accepts all product returns. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supercedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company was the third quarter of 2005.  On April 14, 2005, the Securities and Exchange Commission announced a delay in the required effective date for public companies to the first annual reporting period beginning after June 15, 2005.

2. STOCK-BASED COMPENSATION

The Company accounts for stock options granted to its directors and employees using the intrinsic value method prescribed by APB No. 25 which requires compensation expense be recognized for stock options when the quoted market price of the Company’s common stock on the date of grant exceeds the option’s exercise price. No compensation cost has been reflected in net income for the granting of director and employee stock options as all options granted had an exercise price equal to the quoted market price of the Company’s common stock on the date the options were granted.

Had compensation cost for the Company’s stock options been determined consistent with the SFAS 123 fair value approach, the Company’s net income and net income per common share for the three months ended March 31, 2005 and 2004, on a pro forma basis, would have been as follows:

	2005	2004
Net income, as reported	$1,049,222	$970,966
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	27,780	27,145
Net income, pro forma	$1,021,442	$943,821

Net income per share:
Basic - as reported	$0.10	$0.09
Basic - pro forma	$0.10	$0.09

Diluted - as reported	$0.10	$0.09
Diluted - pro forma	$0.09	$0.09

The fair values of stock options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.0% and 3.125% for 2005 and 2004, respectively; dividend yields of 0% for both periods; volatility factors of .366 for 2005 and .302 for 2004; and an expected life of the valued options of 5 years.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2005 and 2004:

	2005	2004
Net income	$1,049,222	$970,966
Numerator for basic and diluted earnings per share	$1,049,222	$970,966

Denominator for basic earnings per share - weighted-average shares	10,584,244	10,506,995

Effect of dilutive securities:
Stock options	316,454	462,562
Warrants	10,405	41,565
Dilutive potential common shares	326,859	504,127

Denominator for diluted earnings per share - weighted-average shares	10,911,103	11,011,122

Basic earnings per share	$0.10	$0.09
Diluted earnings per share	$0.10	$0.09

The net effect of converting stock options and warrants to purchase 626,500 and 825,200 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2005 and 2004, respectively.

4. SEGMENT INFORMATION

The Company identifies its segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of warehouse distribution units operating under the name, The Leather Factory, located in the United States and Canada;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in the United States and Canada; and

c.	Other, which is a manufacturer of decorative hat trims sold directly to hat manufacturers.

The Company’s reportable operating segments have been determined as separately identifiable business units. The Company measures segment earnings as operating earnings, defined as income before interest and income taxes.
	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the quarter ended March 31, 2005
Net sales	$7,913,892	$4,285,606	$508,018	$12,707,516
Gross profit	4,372,578	2,661,030	123,675	7,157,283
Operating earnings	1,168,982	386,718	13,847	1,569,547
Interest expense	(3,188)	-	-	(3,188)
Other, net	(12,661)	(2,804)	-	(15,465)
Income before income taxes	1,153,133	383,914	13,847	1,550,894

Depreciation and amortization	86,388	29,712	2,332	118,432
Fixed asset additions	13,940	12,998	2,092	29,030
Total assets	$19,004,908	$3,472,224	$739,984	$23,217,116

For the quarter ended March 31, 2004
Net sales	$ 8,443,091	$ 3,166,738	$ 571,048	$ 12,180,877
Gross profit	4,575,838	1,926,649	222,426	6,724,913
Operating earnings	1,078,409	301,567	67,159	1,447,135
Interest expense	(13,638)	-	-	(13,638)
Other, net	(1,803)	66	-	(1,737)
Income before income taxes	1,062,968	301,633	67,159	1,431,760

Depreciation and amortization	102,028	25,153	2,237	129,418
Fixed asset additions	39,737	38,043	4,335	82,115
Total assets	$16,731,246	$ 3,079,605	$ 928,663	$ 20,739,514

Net sales for geographic areas were as follows for the three months ended March 31, 2005 and 2004:
	2005	2004
United States	$11,354,776	$ 11,285,857
Canada	925,654	478,011
All other countries	427,086	417,009
	$12,707,516	$ 12,180,877

Geographic sales information is based on the location of the customer. No single foreign country accounted for any material amount of the Company's consolidated net sales for the three-month periods ended March 31, 2005 and 2004. The Company does not have any significant long-lived assets outside of the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition
  and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items. We market our products to our growing list of customers through company-owned retail stores and wholesale distribution centers. We are a Delaware corporation and our common stock trades on the American Stock Exchange under the symbol “TLF”. We operate our business in three segments: Wholesale Leathercraft, which operates under the trade name, The Leather Factory; Retail Leathercraft, which operates under the trade name, Tandy Leather Company; and Other. See Note 4 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

We operate 30 company-owned Leather Factory wholesale distribution centers in 20 states and three Canadian provinces. Our business concept centers around the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users.

Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades. Products include quality tools, leather, accessories, kits and teaching materials. In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores. As of May 1, 2005, we have opened 44 Tandy Leather retail stores located throughout the United States and Canada.

Our “Other” segment consists of Roberts, Cushman and Co., a wholly-owned subsidiary that custom designs and manufactures decorative hat trims for headwear manufacturers.

Critical Accounting Policies

A description of our critical accounting policies appears in "Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

➢
We may fail to realize the anticipated benefits of the opening of Tandy Leather retail stores or we may be unable to obtain sufficient new locations on acceptable terms to meet our growth plans. Also, other retail initiatives may not be successful.

When we acquired the assets of Tandy Leather in late 2000, there was only a single Tandy Leather distribution center and no retail outlets. In 2002, we began a program of developing Tandy Leather retail stores, and through March 31, 2005, we have added forty-four Tandy Leather stores and closed the distribution center. We believe that these store openings and acquisitions have been successful, but there can be no assurance that this success will continue or that we will be able to find additional locations for new stores or existing leathercraft stores to acquire on economically viable terms. Because, in recent years, the expansion of Tandy Leather has produced much of the increase in our profits, disruption of this expansion would likely slow or stop this increase in profits.

➢	Recent declines in sales to national accounts by our Wholesale Leathercraft operation could continue.

Sales to national accounts by our Wholesale Leathercraft operation decreased in 2004 and were also down in the first three months of 2005. We are working to reverse this trend, but, if it continues, our consolidated net income could be reduced.

➢
Political considerations here and abroad could disrupt our sources of supplies from abroad or affect the prices we pay for goods. Continued involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect our inventory sources.

Recent political discussions have suggested that the United States should impose barriers on the importation of certain goods. We rely heavily on imported goods as sources of the inventory we sell. Tariffs, taxes and limits on these imports could affect our ability to obtain inventory or increase the price we pay for inventory. If these disruptions occur, our operations could be adversely affected.

Also, the involvement of the United States in the war in Iraq and the anti-terrorist activities in Afghanistan have produced political uncertainty and, in certain countries, resentment against the United States and its citizens and companies. These issues may also affect our ability to obtain products from abroad.

➢
If, for whatever reason, the costs of our raw materials and inventory increase, we may not be able to pass those costs on to our customers, particularly if the economy has not recovered from its downturn.

The prices of hides and leathers fluctuate in normal times, and these fluctuations can affect our business. Livestock diseases such as mad cow could reduce the availability of hides and leathers or increase their cost. Our ability to pass increased costs on to our customers is limited. If our costs increase and we are unable to pass the cost on to our customers, we will experience reduced operating income from existing operations.

➢
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

➢
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

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2005 and 2004:

	Quarter Ended March 31, 2005		Quarter Ended March 31, 2004
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$7,913,892	$1,168,982	$ 8,443,091	$1,078,409
Retail Leathercraft	4,285,606	386,718	3,166,738	301,567
Other	508,018	13,847	571,048	67,159
Total Operations	$12,707,516	$1,569,547	$ 12,180,877	$1,447,135

Consolidated net sales for the quarter ended March 31, 2005 increased $527,000, or 4.3%, compared to the same period in 2004. Retail Leathercraft contributed $1.1 million to the increase, while Wholesale Leathercraft and Other reported decreases of $529,000 and $63,000, respectively. Operating income on a consolidated basis for the quarter ended March 31, 2005 was up 8.5% or $122,000 over the first quarter of 2004.

The following table shows in comparative form our consolidated net income for the first quarters of 2005 and 2004:
	2005	2004	% change
Net income	$1,049,222	$970,966	8.1%

While Wholesale Leathercaraft recorded 62.2% of our sales in the quarter, both Wholesale Leathercraft and Retail Leathercraft segments contributed significantly to the improvement in our consolidated net income. Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 distribution centers and our National Account group. The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2005 and 2004:
	Quarter ended
Customer Group	03/31/05	03/31/04
RETAIL (end users, consumers, individuals)	24%	23%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	45%	45%
MANUFACTURERS	8%	6%
NATIONAL ACCOUNTS	17%	19%
	100%	100%

Net sales decreased 6.3%, or $529,000, for the first quarter of 2005 as follows:

	Quarter Ended 03/31/05	Quarter Ended 03/31/04	$ change	% change
Distribution centers	$6,648,952	$6,741,294	$(92,342)	(1.4)%
National account group	1,264,940	1,701,797	(436,857)	(25.7)%
	$7,913,892	$8,443,091	$(529,199)	(6.3)%

In our distribution centers, we achieved a modest sales gain in our MANUFACTURERS customer group while sales to our other customer groups were down slightly, compared to the first quarter of 2004. Sales to our RETAIL customer group decreased somewhat as expected due to the continued expansion of the Tandy Leather store chain. Sales to our saddle and tack customers and our small distributor customers (part of our WHOLESALE group) were up approximately 7% and 20%, respectively, over sales to those same customer groups a year ago even through sales to the WHOLESALE group overall was down 1%. Sales to our national account customers continues to decline as discussed in our previous filings. We are analyzing our relationships with these customers in order to better determine how to successfully service the accounts going forward. It is possible, however, that we will not be successful in changing this negative sales trend in the future.

Operating income for Wholesale Leathercraft increased $91,000 for the current quarter compared to 2004, an improvement of 8.4%. Operating expenses as a percentage of sales were 40.5%, almost in line with our target of 40% of sales, down $300,000 from the first quarter of 2004. With the exception of professional fees pertaining to our compliance efforts with Sarbanes-Oxley Act of 2002 Section 404, the majority of our operating expenses decreased this quarter due to ongoing cost containment efforts.

Retail Leathercraft

Our Retail Leathercraft operation consists of 44 Tandy Leather retail stores at March 31, 2004, compared to 29 stores at March 31, 2004. Net sales were up approximately 35% for the first quarter of 2005 over the same quarter last year. A store is categorized as "new" if it was operating less than half of the comparable period in the prior year.

	# Stores	Qtr ended 03/31/05	Qtr ended 03/31/04	$ Incr (decr)	% Incr (decr)
Same (existing) store sales	29	$3,218,445	$3,166,738	$ 51,707	1.63%
New store sales	15	1,067,161	-	1,067,161	N/A
Total sales	44	$4,285,606	$3,166,738	$1,118,868	35.33%

First quarter sales were solid even though we were expecting stronger sales from the existing stores. The first two months of the quarter were virtually flat compared to the same two months of 2004. The quarter ended with strong sales increases in both our RETAIL and WHOLESALE customer groups. The retail stores opened prior to January 1, 2005 averaged approximately $34,000 in sales per month for the first quarter of 2005.

The following table presents sales mix by customer categories for the quarters ended March 31, 2005 and 2004 for our Retail Leathercraft operation:
	Quarter ended
Customer Group	03/31/05	03/31/04
RETAIL (end users, consumers, individuals)	73%	74%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4	4
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	22	20
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1	2
	100%	100%

Operating income as a percentage of sales decreased from 9.5% in the first quarter of 2004 to 9.0% in the first quarter of 2005, although it increased $85,000. Our gross margin improved as expected from 60.8% to 62.1% due to the new selling prices effective with our annual catalog that was distributed in November 2004. Operating expenses as a percentage of sales increased from 51.3% to 53.1% due to the new stores whose sales have not achieved adequate leverage of sales against their operating expenses.

Other (Roberts, Cushman)

Sales decreased $63,000 or 11.0% for the first quarter of 2005. Gross profit margins and operating income decreased $99,000 and $59,000, respectively. A decrease in the sales of non-manufactured items, which carry a higher gross margin, caused the decrease in gross profit. Operating expenses decreased $40,000 due to a reduction in administrative overhead.

Other Expenses

Interest expense in the first quarter of 2005 ($3,000) was down from the first quarter of 2004 ($13,500) due to the decrease in our outstanding debt balance.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $22.1 million at year-end 2004 to $23.2 million at March 31, 2005. Our accounts receivable and inventory accounted for the majority of the increase. Total stockholders’ equity increased from $17.3 million at December 31, 2004 to $18.4 million at March 31, 2005. Most of the increase was from earnings in the first quarter of this year. Our current ratio fell slightly from 4.79 at December 31, 2004 to 4.44 at March 31, 2005.

Our investment in inventory increased by $377,000 at March 31, 2005 from year-end 2004. Inventory turnover decreased to an annualized rate of 3.93 times during the first quarter of 2005, from 4.34 times for the first quarter of 2004. Inventory turnover was 3.87 times for all of 2004. We compute our inventory turns as sales divided by average inventory. Inventory management is a significant factor in our financial position and, as we continue our expansion of the Tandy Leather store chain, we expect our inventory to slowly trend upward. We strive to maintain the optimal amount of inventory throughout the system in order to fill customer orders timely without tying up too much working capital. At the end of the first quarter, our total inventory on hand was slightly lower than our internal targets for optimal inventory levels.

Our investment in accounts receivable was $2.5 million at March 31, 2005, up $512,000 from $2.0 million at year-end 2004. This is a result of an increase in credit sales during the quarter ended March 31, 2005 as compared to that of the quarter ended December 31, 2004 and a slight increase in the average days outstanding on our accounts. The average days to collect accounts for the first quarter of 2005 slowed from the fourth quarter of 2004 from 43.6 days to 51.8 days primarily as a result of the accounts receivable obtained via an acquisition completed in December 2004.

Accounts payable decreased $432,000 to $1.5 million at the end of the first quarter, due primarily to the decrease in inventory purchases during the quarter. Accrued expenses and other liabilities increased $455,000. The increase is due to the accrual recorded for inventory enroute to us as of the end of the quarter in the amount of $1.0 million, offset by a reduction in accrued bonuses and various other expense accruals. The bonuses accrued at the end of December 2004 were paid in March 2005.

During the first quarter of 2005, cash flow provided by operating activities was $500,000. The net income generated for the quarter accounted for the majority of the cash flow, offset by increases in accounts receivable and inventory. Cash flow used in investing activities totaled $110,000, $88,000 of which pertains to the purchase and additional development of a new computer system. Once the system is usable for point-of-sale and inventory management, we intend to reclassify the cost to property and equipment. Equipment purchased during the quarter totaled $29,000. Cash flow used by financing activities was $483,000, consisting of payments on our revolving credit facility and note payable during the quarter totaling $538,000, partially offset by proceeds from stock option exercises by employees totaling $55,000.

At March 31, 2004, our bank debt totaled $1.3 million. At March 31, 2005, the balance was zero.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy Leather's retail store chain from a combination of current cash balances, internally generated funds and our revolving credit facility with JPMorgan Chase Bank, which is based upon the level of our accounts receivable and inventory. At March 31, 2005, the available and unused portion of the credit facility was approximately $3.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting the Company, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004. We believe that our exposure to market risks has not changed significantly since December 31, 2004.

Item 4. Controls and Procedures

At the end of the first quarter of 2005, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based upon this evaluation and notwithstanding the limitations contained in the final paragraph of this Item 4, they concluded that, as of March 31, 2005, our disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms adopted by the Securities and Exchange Commission.

During the period covered by this report, there has been no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

Limitations on the Effectiveness of Controls. Our management, including the President, Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A well conceived and operating control system is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., filed as Exhibit 3.1 to the Registration Statement on Form SB-2 of The Leather Factory, Inc. (Commission File No. 33-81132) filed with the Securities and Exchange Commission on July 5, 1994, and incorporated by reference herein.

3.2
Bylaws of The Leather Factory, Inc., filed as Exhibit 3.2 to the Registration Statement on Form SB-2 of The Leather Factory, Inc. (Commission File No. 33-81132), filed with the Securities and Exchange Commission on July 5, 1994 and incorporated by reference herein.

4.1
Financial Advisor's Warrant Agreement, dated February 12, 2003, between The Leather Factory, Inc. and Westminster Securities Corporation, filed as Exhibit 4.1 to Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2003 and incorporated by reference herein.

4.2
Capital Markets Services Engagement Agreement, dated February 12, 2003, between The Leather Factory, Inc. and Westminster Securities Corporation, filed as Exhibit 4.2 to Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2003 and incorporated by reference herein.

4.3
Financial Advisor's Warrant Agreement, dated February 24, 2004, between The Leather Factory, Inc. and Westminster Securities Corporation, filed as Exhibit 4.1 to Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2004 and incorporated by reference herein.

4.4
Capital Markets Services Engagement Agreement, dated February 24, 2004, between The Leather Factory, Inc. and Westminster Securities Corporation, filed as Exhibit 4.2 to Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2004 and incorporated by reference herein.

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

21.1
List of Subsidiaries of the Company, filed as Exhibit 21.1 to the Annual Report on Form 10-K of The Leather Factory, Inc. for the year ended December 31, 2002 filed with the Securities and Exchange commission on March 28, 2003, and incorporated by reference herein.

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

  THE LEATHER FACTORY, INC.
  (Registrant)

Date: May 13, 2005               By: /s/ Wray Thompson
                               Wray Thompson
                               Chairman of the Board and Chief Executive Officer

Date: May 13, 2005               By: /s/Shannon L. Greene
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. 33-8238] for the registrant and have:

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

(b) [Left blank intentionally SEC Rel. No. 33-8238];

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:  May 13, 2005
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. 33-8238] for the registrant and have:

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

(b) [Left blank intentionally SEC Rel. No. 33-8238];

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:  May 13, 2005
/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of The Leather Factory, Inc. for the quarter ended March 31, 2005 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
ii.
The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

May 13, 2005               By: /s/ Wray Thompson
                  Wray Thompson
                  Chairman of the Board and Chief Executive Officer

    May 13, 2005                       By: /s/ Shannon L. Greene
                  Shannon L. Greene
                                   Chief Financial Officer and Treasurer