Form 10-Q
period 2005-06-30
LEATHER FACTORY INC
filed 2005-08-12
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
or
[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to __________

Commission File Number 1-12368

TANDY LEATHER FACTORY, INC. (formerly The Leather Factory, Inc.) (Exact name of registrant as specified in its charter)

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

Yes [ X ]	No [ ]
Indicate by check mark whether the registrant is an accelerated filer.
Yes [ ]	No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class Common Stock, par value $0.0024 per share	Shares outstanding as of August 10, 2005 10,670,802

TANDY LEATHER FACTORY, INC.
(f/k/a The Leather Factory, Inc.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TANDY LEATHER FACTORY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
ASSETS
CURRENT ASSETS:
Cash	$2,815,421	$2,560,202
Accounts receivable-trade, net of allowance for doubtful accounts
of $143,000 and $85,000 in 2005 and 2004, respectively	2,520,900	2,032,289
Inventory	14,956,985	12,749,709
Income tax receivable	44,440	-
Deferred income taxes	222,564	199,308
Other current assets	946,644	629,723
Total current assets	21,506,954	18,171,231

PROPERTY AND EQUIPMENT, at cost	6,237,902	6,005,526
Less accumulated depreciation and amortization	(4,466,254)	(4,100,961)
	1,771,648	1,904,565

GOODWILL, net of accumulated amortization of $767,000 and
$758,000 in 2005 and 2004, respectively	740,712	742,860
OTHER INTANGIBLES, net of accumulated amortization of
$195,000 and $185,000 in 2005 and 2004, respectively	418,113	437,758
OTHER assets	1,049,474	910,749
	$25,486,901	$22,167,163

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$ 2,010,616	$ 1,954,146
Accrued expenses and other liabilities	3,410,518	1,682,003
Income taxes payable	262,248	22,764
Current maturities of capital lease obligations	134,067	134,067
Total current liabilities	5,817,449	3,792,980

DEFERRED INCOME TAXES	227,216	313,006

LONG-TERM DEBT, net of current maturities	-	505,154
CAPITAL LEASE OBLIGATIONS, net of current maturities	178,756	245,790
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,656,661 and 10,560,661 shares issued at 2005 and 2004, respectively;
10,650,802 and 10,554,711 outstanding at 2005 and 2004, respectively	25,576	25,345
Paid-in capital	4,912,931	4,796,999
Retained earnings	14,295,651	12,458,760
Treasury stock	(25,487)	(25,487)
Accumulated other comprehensive income	54,809	54,616
Total stockholders' equity	19,263,480	17,310,233
	$25,486,901	$22,167,163

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
NET SALES	$12,181,699	$10,959,813	$24,889,215	$23,140,689

COST OF SALES	5,281,828	4,978,754	10,832,061	10,434,717

Gross profit	6,899,871	5,981,059	14,057,154	12,705,972

OPERATING EXPENSES	5,578,257	5,127,223	11,165,993	10,405,002

INCOME FROM OPERATIONS	1,321,614	853,836	2,891,161	2,300,970

OTHER INCOME (EXPENSE):
Interest expense	-	(12,471)	(3,188)	(26,109)
Other, net	39,684	(25,353)	24,219	(27,089)
Total other income (expense)	39,684	(37,824)	21,031	(53,198)

INCOME BEFORE INCOME TAXES	1,361,298	816,012	2,912,192	2,247,772

PROVISION FOR INCOME TAXES	573,629	299,799	1,075,301	760,594

NET INCOME	$ 787,669	$ 516,213	$ 1,836,891	$ 1,487,178

NET INCOME PER COMMON SHARE-BASIC	$ 0.07	$ 0.05	$ 0.17	$ 0.14
NET INCOME PER COMMON SHARE-DILUTED	$ 0.07	$ 0.05	$ 0.17	$ 0.14

Weighted Average Number of Shares Outstanding:
Basic	10,615,802	10,553,243	10,600,156	10,530,119
Diluted	10,955,282	11,006,638	10,933,433	11,011,525

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,836,891	$ 1,487,178
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation & amortization	235,677	252,701
Loss (gain) on disposal of assets	(9,144)	-
Deferred income taxes	(109,046)	(66,398)
Other	2,341	(19,240)
Net changes in assets and liabilities:
Accounts receivable-trade, net	(488,611)	(867,259)
Inventory	(2,207,276)	(1,064,766)
Income taxes	195,044	201,635
Other current assets	(316,921)	(106,548)
Accounts payable	56,470	342,974
Accrued expenses and other liabilities	1,728,515	102,301
Total adjustments	(912,951)	(1,224,600)

Net cash provided by operating activities	923,940	262,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(83,115)	(131,050)
Payments in connection with businesses acquired	-	(125,452)
Proceeds from sale of assets	9,144	-
Decrease (increase) in other assets	(138,725)	12,287

Net cash used in investing activities	(212,696)	(244,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit loans	(505,154)	(692,984)
Payments on capital lease obligations	(67,034)	(1,134)
Payments received on notes secured by common stock	-	5,000
Proceeds from issuance of common stock	116,163	124,015

Net cash used in financing activities	(456,025)	(565,103)

NET CHANGE IN CASH	255,219	(546,740)

CASH, beginning of period	2,560,202	1,728,344

CASH, end of period	$ 2,815,421	$ 1,181,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$ 3,188	$ 29,639
Income taxes paid during the period, net of (refunds)	972,205	577,678

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Notes receivable secured by common stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2003	10,487,961	$25,171	$4,673,158	-	$9,804,719	$(20,000)	$26,445	$14,509,493

Payments on notes receivable secured by common stock	-	-	-	-	-	5,000	-	5,000
Shares issued - stock options exercised	72,700	174	74,896	-	-	-	-	75,070
Warrants issued to acquire 50,000 shares of common stock	-	-	48,945	-	-	-	-	48,945
Net income	-	-	-	-	1,487,178	-	-	1,487,178	$1,487,178
Translation adjustment	-	-	-	-	-	-	(22,085)	(22,085)	(22,085)
BALANCE, June 30, 2004	10,560,661	$25,345	$4,796,999	-	$11,291,897	$(15,000)	$4,360	$16,103,601

Comprehensive income for the six months ended June 30, 2004									$1,465,093

BALANCE, December 31, 2004	10,560,661	$25,345	$4,796,999	$(25,487)	$12,458,760	-	$54,616	$17,310,233

Shares issued - stock options exercised	96,000	231	115,932	-	-	-	-	116,163
Net income	-	-	-	-	1,836,891	-	-	1,836,891	$1,836,891
Translation adjustment	-	-	-	-	-	-	193	193	193
BALANCE, June 30, 2005	10,656,661	$25,576	$4,912,931	$(25,487)	$14,295,651	-	$54,809	$19,263,480

Comprehensive income for the six months ended June 30, 2005									$1,837,084

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries (“TLF” or the “Company”) contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2005 and December 31, 2004, and its results of operations and cash flows for the three and/or six-month periods ended June 30, 2005 and 2004. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory. Inventory is stated at the lower of cost or market and is accounted for on the “first in, first out” method. Based on negotiations with vendors, title generally passes to us when merchandise is put on board. Merchandise to which we have title but have not yet received is recorded as Inventory in transit. In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.

The components of inventory consist of the following:
	As of
	June 30, 2005	December 31, 2004
Inventory on hand:
Finished goods held for sale	$11,992,205	$11,571,869
Raw materials and work in process	960,337	1,177,840
Inventory in transit	2,004,443	-
	$14,956,985	$12,749,709

Goodwill and Other Intangibles. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2004, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first half of 2005.

Other intangibles consist of the following:

	As of June 30, 2005			As of December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$192,756	$351,613	$544,369	$174,611	$369,758
Non-Compete Agreements	78,000	11,500	66,500	78,000	10,000	68,000
	$622,369	$204,256	$418,113	$622,369	$184,611	$437,758

The Company recorded amortization expense of $19,645 during the first six months of 2005 compared to $28,046 during the first half of 2004. The Company has no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2005	$5,954	$32,837	$38,791
2006	5,954	32,337	38,291
2007	5,954	31,837	37,791
2008	5,954	30,337	36,291
2009	5,954	30,337	30,337

Revenue Recognition. The Company's sales generally occur via two methods: (1) at the counter in the Company's stores, and (2) shipment by common carrier. Sales at the counter are recorded and title passes as transactions occur. Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer. The Company's shipping terms are FOB shipping point.

The Company offers an unconditional satisfaction guarantee to its customers and accepts all product returns. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supercedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company was the third quarter of 2005. On April 14, 2005, the Securities and Exchange Commission announced a delay in the required effective date for public companies to the first annual reporting period beginning after June 15, 2005.

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

Had compensation cost for the Company’s stock options been determined consistent with the SFAS 123 fair value approach, the Company’s net income and net income per common share for the three and six months ended June 30, 2005 and 2004, on a pro forma basis, would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$787,669	$516,213	$1,836,891	$1,487,178
Add: Stock-based compensation expense included in reported net income	-	-	-	-
Deduct: Stock-based compensation expense determined under fair value method	27,780	27,145	55,560	54,290
Net income, pro forma	$759,889	$489,068	$1,781,331	$1,432,888

Net income per share:
Basic - as reported	$ 0.07	$ 0.05	$ 0.17	$ 0.14
Basic - pro forma	$ 0.07	$ 0.05	$ 0.17	$ 0.14

Diluted - as reported	$ 0.07	$ 0.05	$ 0.17	$ 0.14
Diluted - pro forma	$ 0.07	$ 0.04	$ 0.16	$ 0.13

The fair values of stock options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.0% and 3.125% for 2005 and 2004, respectively; dividend yields of 0% for both periods; volatility factors of .366 for 2005 and .302 for 2004; and an expected life of the valued options of 5 years.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$787,669	$516,213	$1,836,891	$1,487,178
Numerator for basic and diluted earnings per share	787,669	516,213	1,836,891	1,487,178
Denominator:
Weighted-average shares outstanding-basic	10,615,711	10,553,243	10,600,065	10,530,119

Effect of dilutive securities:
Stock options	315,317	416,580	315,955	441,999
Warrants	24,163	36,815	17,322	39,407
Dilutive potential common shares	339,480	453,395	333,277	481,406
Denominator for diluted earnings per share- weighted-average shares	10,955,191	11,006,638	10,933,342	11,011,525

Basic earnings per share	$0.07	$0.05	$0.17	$0.14
Diluted earnings per share	$0.07	$0.05	$0.17	$0.14

The net effect of converting stock options and warrants to purchase 589,500 and 637,500 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the three and six months ended June 30, 2005 and 2004, respectively.

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
	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the quarter ended June 30, 2005
Net sales	$7,665,067	$4,094,303	$422,329	$12,181,699
Gross profit	4,202,978	2,553,456	143,437	6,899,871
Operating earnings	861,177	414,734	45,703	1,321,614
Interest expense	-	-	-	-
Other, net	23,762	15,922	-	39,684
Income before income taxes	884,939	430,656	45,703	1,361,298

Depreciation and amortization	84,129	30,842	2,275	117,246
Fixed asset additions	39,075	13,756	1,254	54,085
Total assets	$20,923,120	$3,824,773	$739,008	$25,486,901

For the quarter ended June 30, 2004
Net sales	$7,423,795	$2,972,746	$563,272	$10,959,813
Gross profit	3,978,355	1,848,618	154,086	5,981,059
Operating earnings	645,146	190,756	17,934	853,836
Interest expense	(12,471)	-	-	(12,471)
Other, net	(26,196)	843	-	(25,353)
Income before income taxes	606,479	191,599	17,934	816,012

Depreciation and amortization	93,351	27,716	2,216	123,283
Fixed asset additions	7,972	37,348	3,615	48,935
Total assets	$16,224,401	$ 3,248,015	$ 929,913	$20,402,329

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the six months ended June 30, 2005
Net sales	$15,578,959	$8,379,909	$930,347	$24,889,215
Gross profit	8,575,556	5,214,486	267,112	$14,057,154
Operating earnings	2,030,159	801,452	59,550	$2,891,161
Interest expense	(3,188)	-	-	(3,188)
Other, net	11,101	13,118	-	24,219
Income before income taxes	2,038,072	814,570	59,550	2,912,192

Depreciation and amortization	170,516	60,554	4,607	235,677
Fixed asset additions	53,015	26,754	3,346	83,115
Total assets	$20,923,120	$3,824,773	$739,008	$25,486,901

For the six months ended June 30, 2004
Net sales	$ 15,866,885	$ 6,139,484	$ 1,134,320	$23,140,689
Gross profit	8,554,193	3,775,267	376,512	12,705,972
Operating earnings	1,718,178	492,322	90,470	2,300,970
Interest expense	(26,109)	-	-	(26,109)
Other, net	(27,998)	909	-	(27,089)
Income before income taxes	1,664,071	493,231	90,470	2,247,772

Depreciation and amortization	195,379	52,869	4,453	252,701
Fixed asset additions	47,709	75,391	7,950	131,050
Total assets	$16,224,401	$ 3,248,015	$ 929,913	$20,402,329

Net sales for geographic areas were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$10,918,231	$10,198,130	$22,273,007	$21,483,986
Canada	832,956	408,448	1,758,610	886,459
All other countries	430,512	353,235	857,598	770,244
	$12,181,699	$10,959,813	$24,889,215	$23,140,689

Geographic sales information is based on the location of the customer. No single foreign country’s net sales were material to the Company's consolidated net sales for the three and six month periods ended June 30, 2005 and 2004. The Company does not have any significant long-lived assets outside of the United States.

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

Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades. Products include quality tools, leather, accessories, kits and teaching materials. In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores. As of August 1, 2005, we have opened 46 Tandy Leather retail stores located throughout the United States and Canada.

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

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally are accompanied by words such as “may,”“will,”“could,”“should,”“anticipate,”“believe,”“budgeted,”“expect,”“intend,”“plan,”“project,”“potential,”“estimate,”“continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

➢
We may fail to realize the anticipated benefits of the opening of Tandy Leather retail stores or we may be unable to obtain sufficient new locations on acceptable terms to meet our growth plans. Also, other retail initiatives may not be successful.

When we acquired the assets of Tandy Leather in late 2000, there was only a single Tandy Leather distribution center and no retail outlets. In 2002, we began a program of developing Tandy Leather retail stores, and through June 30, 2005, we have added forty-six Tandy Leather stores and closed the distribution center. We believe that these store openings and acquisitions have been successful, but we cannot assure you that this success will continue or that we will be able to find additional locations for new stores or existing leathercraft stores to acquire on economically viable terms. Because, in recent years, the expansion of Tandy Leather has produced much of the increase in our profits, disruption of this expansion would likely slow or stop this increase in profits.

➢	Recent declines in sales to national accounts by our Leather Factory operation could continue.

Sales to national accounts by our Wholesale Leathercraft segment decreased in 2004 and were also down in the first six months of 2005. We are working to reverse this trend, but, if it continues, our consolidated net income could be reduced.

➢
Political considerations in the United States and abroad could disrupt our sources of supplies from abroad or affect the prices we pay for goods. Continued involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect our inventory sources.

Recent political discussions have suggested that the United States may impose barriers on the importation of certain goods. We rely heavily on imported goods as sources of the inventory we sell. Tariffs, taxes and limits on these imports could affect our ability to obtain inventory or increase the price we pay for inventory. If these disruptions occur, our operations could be adversely affected.

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

➢	The recent rise in oil and natural gas prices may increase the costs of the goods that we sell, including the costs of shipping those goods from the manufacturer to our stores and customers.

Various oils used to manufacture certain leather and leathercrafts are derived from petroleum and natural gas. Also, the carriers who transport our goods rely on petroleum-based fuels to power their ships, trucks and trains. They are likely to pass their increased costs on to us. We are unsure how much of this increase we will be able to pass on to our customers.

➢
The recent economic downturn in the United States, as well as abroad, may cause our sales to decrease or not to increase or adversely affect the prices charged for our products. Also, hostilities, terrorism or other events could worsen this condition.

Recently, the world economy has shown signs of recovering from an economic slump. However, this recovery is not yet complete, and we cannot assure you that increased oil and gas prices, terrorism, or other factors will not impede this recovery. Continuation or worsening of the economic condition in the United States or internationally is likely to limit or decrease our profits.

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

Results of Operations

The following tables present selected financial data of each of our three segments for the three and six months ended June 30, 2005 and 2004:

	Quarter Ended June 30, 2005		Quarter Ended June 30, 2004
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$7,665,067	$861,177	$ 7,423,795	$645,146
Retail Leathercraft	4,094,303	414,734	2,972,746	190,756
Other	422,329	45,703	563,272	17,934
Total Operations	$12,181,699	$1,321,614	$10,959,813	$853,836

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$15,578,959	$2,030,159	$15,866,885	$1,718,178
Retail Leathercraft	8,379,909	801,452	6,139,484	492,322
Other	930,347	59,550	1,134,320	90,470
Total Operations	$24,889,215	$2,891,161	$23,140,689	$2,300,970

Consolidated net sales for the quarter ended June 30, 2005 increased $1.2 million, or 11%, compared to the same period in 2004. Retail Leathercraft and Wholesale Leathercraft contributed $1.1 million and $242,000, respectively, to the increase, which was partially offset by a $141,000 decline in sales for our Other segment. Operating income on a consolidated basis for the quarter ended June 30, 2005 was up 55% or $468,000 over the second quarter of 2004.

Consolidated net sales for the six months ended June 30, 2005 increased $1.7 million, or 8%, compared to the same period in 2004. Retail Leathercraft reported a sales increase of $2.2 million. Wholesale Leathercraft’s 2005 sales were down $288,000 from those of a year ago. Our Other segment reported a decline in sales of $204,000. Operating income on a consolidated basis for the six months ended June 30, 2005 was up 26% or $590,000 over last year.

The following table shows in comparative form our consolidated net income for the second quarter and six months ended June 30, 2005 and 2004:

	Quarter Ended 06/30/05	Quarter Ended 06/30/04	% change
Net income	$ 787,669	$ 516,213	52.6%

	Six Months Ended 06/30/05	Six Months Ended 06/30/04	% change
Net income	$ 1,836,891	$ 1,487,178	23.5%

Wholesale Leathercraft

Our Wholesale Leathercraft segment consists of 30 wholesale centers operating under the trade name, The Leather Factory, and our National Account group. Sales increased 3.2% for the second quarter of 2005 as follows:

	Quarter Ended 06/30/05	Quarter Ended 06/30/04	$ change	% change
Wholesale Center sales	$6,381,864	$5,993,624	$388,240	6.5%
National Account sales	1,283,203	1,430,171	(146,968)	(10.3)%
Total sales	$7,665,067	$7,423,795	$241,272	3.2%

The wholesale centers achieved solid sales gains for the quarter, exceeding our internal expectations for sales growth of 2-4%. We’ve been aggressive in our advertising efforts to our WHOLESALE and MANUFACTURER customers, emphasizing various leathers in our recent sales flyers. We believe our sales growth is a result of the response from these customers to such advertising. Sales to our NATIONAL ACCOUNT customers were down in the second quarter of 2005 and as discussed in previous filings, having been declining since the latter half of 2003. We did record a sales gain for the month of June however, and as a result, we are cautiously optimistic that we are beginning to make some positive progress with this group.

The following table presents Wholesale Leathercraft’s sales mix by customer categories for the quarters ended June 30, 2005 and 2004:

	Quarter ended
Customer Group	6/30/05	6/30/04
RETAIL (end users, consumers, individuals)	21%	21%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8	9
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	46	45
NATIONAL ACCOUNTS	16	18
MANUFACTURERS	9	7
	100%	100%

We achieved increases in gross profit margins and operating income, with both growing faster than sales for the quarter. Operating income for Wholesale Leathercraft increased $216,000, or 33%, for the second quarter compared to 2004. Gross profit margins improved to 54.8% for the second quarter of 2005 compared to 53.6% for the second quarter of 2004. The improvement in gross profit margins resulted in a 5.6% increase in gross profit dollars, or $225,000. Operating expenses increased $9,000, or 0.3%, in the second quarter of 2005. We were able to hold the cost of employee health benefits steady for the quarter and achieved small reductions in most of our other expense categories.

Net sales for the six months ended June 30, 2005 decreased almost 2% from the same period in 2004 as follows:

	Six Months Ended 06/30/05	Six Months Ended 06/30/04	$ change	% change
Wholesale Center sales	$13,030,817	$12,734,917	$295,900	2.3%
National Account sales	2,548,142	3,131,968	(583,826)	(18.6)%
Total sales	$15,578,959	$15,866,885	$(287,926)	(1.8)%

Similar to the second quarter of 2004, the wholesale centers achieved consistent sales gains. Sales to our WHOLESALE and MANUFACTURER customer groups are producing solid gains as we focus our marketing efforts on these customer types. Sales to our NATIONAL ACCOUNTS have been disappointing this year although we believe we are making progress in our efforts to stabilize our relationships with these customers.

Operating income for Wholesale Leathercraft increased $312,000 for the six months ended June 30, 2005 compared to 2004, a increase of 18%. Gross profit margins improved from 53.9% at June 30, 2004 to 55% at June 30, 2004. Operating expenses are down $291,000 for the first six months of 2005. We have trimmed many general expenses, including payroll ($125,000), contract labor ($8,000), travel and entertainment ($15,000), repairs and maintenance ($18,000), telephone ($27,000), and bank fees ($5,000), compared to the same period for 2004.

Retail Leathercraft

Our Retail Leathercraft segment consists of forty-six Tandy Leather retail stores as of June 30, 2005, up from thirty-two stores a year ago. Net sales were up approximately 38% for the second quarter of 2005 over the same quarter last year.

	Quarter ended 06/30/05	Quarter ended 06/30/04	$ Incr (decr)	% Incr(decr)
Same store sales (32 stores)	$3,203,196	$2,972,746	$230,450	7.8%
New or acquired store sales (14 stores)	891,107	-	891,107	***
Total sales	$4,094,303	$2,972,746	$1,121,557	37.7%

Sales in the current quarter showed strong growth. The "same stores" continue to post solid gains. Average sales per month for stores that have been open for at least six months as of June 30, 2005 is $33,000, which continues to beat our internal expectations of $30,000 per month per store.

The following table presents Tandy Leather’s sales mix by customer categories for the quarters ended June 30, 2005 and 2004:

	Quarter ended
Customer Group	06/30/05	06/30/04
RETAIL (end users, consumers, individuals)	64%	68%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	10	10
WHOLESALE (reseller & distributors, saddle & tack stores, authorized dealers, etc.)	25	22
NATIONAL ACCOUNTS	*	*
MANUFACTURERS	1	*
	100%	100%
* less than 1%

Second quarter operating income for our Retail Leathercraft segment increased $224,000 or 117% over operating income in last year's second quarter. Gross profit margins improved slightly from 62.2% to 62.4% for the quarter and operating margin improved from 6.4% to 10.1%. Operating expenses increased $481,000 or 29% for the quarter. Expenses associated with the stores opened since June of 2004, such as personnel, rents, and utilities, accounted for the majority of the additional expenses in the quarter.

Net sales for the first six months of 2004 were up approximately 36% over the same period last year. New stores are defined as those that were operated less than half of the comparable period in the prior year. Specifically, stores that opened in late March 2003 or later are classified as new stores in the following table:

	Six months ended 06/30/05	Six months ended 06/30/04	$ Incr (decr)	% Incr(decr)
Same store sales (29 stores)	$6,191,872	$6,011,473	$180,399	3.0%
New or acquired store sales (17 stores)	2,188,037	128,011	2,060,026	***
Total sales	$8,379,909	$6,139,484	$2,240,425	36.5%

Operating income for the six months ended June 30, 2005 increased $309,000 or 63% over operating income in last year's comparable period. Gross profit margins improved from 61.5% to 62.2%. Operating expenses were 52.7% of sales in the first six months of 2005 compared to 53.5% in the same period last year.

Other (Roberts, Cushman)

Net sales decreased $141,000 for the second quarter of 2005 compared to the second quarter of 2004, although operating income improved $28,000. Gross profit margins improved from 27.4% to 34%. Operating expenses decreased $38,000 for the quarter, the majority of which came from reductions in personnel expenses.

Net sales decreased $204,000 for the first half of 2005 over the first half of 2004 and operating income decreased $31,000. Gross profit margin is down for the year at 28.7% compared to 33.2% a year ago. Operating expenses decreased $78,000 during the first six months of 2005 primarily due to continued cutbacks in administrative expenses.

Other Income and Expenses

As a result of the elimination of our bank debt in March 2005, we paid no interest in the second quarter of 2005, compared to $12,000 in the second quarter of 2004. We also recorded $13,000 in income during the quarter for currency fluctuations from our Canadian operation. Comparatively, in the second quarter of 2004, we recorded a $12,000 expense for currency fluctuations.

Interest expense in the first six months of 2005 was $3,000, down from $26,000 in the first half of 2004, due to the reduction of our debt. We also recorded $9,100 in gain from the sale of assets.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $22.1 million at year-end 2004 to $25.5 million at June 30, 2005. Our accounts receivable and inventory accounted for the majority of the increase. Total stockholders’ equity increased from $17.3 million at December 31, 2004 to $19.3 million at June 30, 2005. Most of the increase was from earnings in the first half of this year. Our current ratio fell from 4.79 at December 31, 2004 to 3.70 at June 30, 2005 as a result of the increase in inventory-in-transit at the end of the quarter.

Our investment in inventory increased by $2.2 million from year-end 2004 to June 30, 2005. Inventory in transit at June 30, 2005 was $2.0 million. Inventory turnover decreased to an annualized rate of 3.59 times during the first six months of 2005, from 3.98 times for the first half of 2004. Inventory turnover was 3.87 times for all of 2004. We compute our inventory turns as sales divided by average inventory. Inventory management is a significant factor in our financial position and, as we continue our expansion of the Tandy Leather store chain, we expect our inventory to slowly increase. We strive to maintain the optimal amount of inventory throughout the system in order to fill customer orders timely without tying up too much working capital. At the end of the second quarter, our total inventory on hand was within 5% of our internal targets for optimal inventory levels.

Our investment in accounts receivable was $2.5 million at June 30, 2005, up $489,000 from $2.0 million at year-end 2004. This is a result of an increase in credit sales during the first half of 2005 as compared to that of the last half of 2004 and a slight increase in the average days outstanding on our accounts. The average days to collect accounts for the first half of 2005 slowed from the fourth quarter of 2004 from 43 days to 46 days.

Accounts payable remained virtually unchanged from the end of 2004 to the end of the second quarter of 2005, increasing $56,000. Accrued expenses and other liabilities increased $1.7 million. The increase is due to the accrual recorded for inventory enroute to us as of June 30, 2005 in the amount of $2.0 million, partially offset by a reduction in accrued payroll and bonuses and various other expense accruals. The bonuses accrued at the end of December 2004 were paid in March 2005.

During the first half of 2005, cash flow provided by operating activities was $924,000. The net income generated for the year and the increase in accrued expenses accounted for the majority of the cash flow, partially offset by increases in accounts receivable and inventory. Cash flow used in investing activities totaled $213,000, $139,000 of which pertains to the purchase and additional development of a new computer system. Once the system is usable for point-of-sale and inventory management, we intend to reclassify the cost to property and equipment. Equipment purchased to date in 2005 totaled $83,000. Cash flow used by financing activities was $456,000, consisting of payments on our revolving credit facility and capital lease obligation totaling $572,000, partially offset by proceeds from stock option exercises by employees totaling $116,000.

As of June 30, 2005, we had no bank debt.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy Leather's retail store chain from a combination of current cash balances and internally generated funds. We also have a $3.0 million revolving credit facility with JPMorgan Chase Bank, which we could borrow from if necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting the Company, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004. We believe that our exposure to market risks has not changed significantly since December 31, 2004.

Item 4. Controls and Procedures

At the end of the second quarter of 2005, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based upon this evaluation and notwithstanding the limitations contained in the final paragraph of this Item 4, they concluded that, as of June 30, 2005, our disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms adopted by the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 26, 2005. At the meeting, stockholders elected eight directors to serve for the ensuing year. Out of the 10,595,802 eligible votes, 9,520,095 were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security holders voting in person. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:
	For	Against	Abstaining
Shannon L. Greene	9,511,971	8,124	-
T. Field Lange	9,511,471	8,624	-
Joseph R. Mannes	9,512,171	7,924	-
H.W. “Hub” Markwardt	9,279,481	235,690	-
Michael A. Markwardt	9,463,781	56,314	-
Ronald C. Morgan	9,514,171	5,924	-
Michael A. Nery	9,514,671	5,424	-
Wray Thompson	9,513,971	6,124	-

Our stockholders also voted to approve the amendment to our Certificate of Incorporation to change our name to Tandy Leather Factory, Inc.:
For	Against	Abstaining
9,485,848	17,996	17,432

Item 5. Other Information

On May 23, 2005, our stockholders approved changing our name from The Leather Factory, Inc. to Tandy Leather Factory, Inc. Our trading symbol on the American Stock Exchange for our common stock, TLF, did not change. Our CUSIP number for our common stock is now 87538X 10 5.

Item 6. Exhibits

Exhibit Number	Description
*3.1	Certificate of Amendment to Certificate of Incorporation of Tandy Leather Factory, Inc. and Certificate of Incorporation of Tandy Leather Factory, Inc.
3.2
Bylaws of Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.), filed as Exhibit 3.2 to the Registration Statement on Form SB-2 of Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) (Commission File No. 33-81132), filed with the Securities and Exchange Commission on July 5, 1994 and incorporated by reference herein.

4.1
Financial Advisor's Warrant Agreement, dated February 12, 2003, between Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) and Westminster Securities Corporation, filed as Exhibit 4.1 to Form 10-Q filed by Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) with the Securities and Exchange Commission on May 14, 2003 and incorporated by reference herein.

4.2
Capital Markets Services Engagement Agreement, dated February 12, 2003, between Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) and Westminster Securities Corporation, filed as Exhibit 4.2 to Form 10-Q filed by Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) with the Securities and Exchange Commission on May 14, 2003 and incorporated by reference herein.

4.3
Financial Advisor's Warrant Agreement, dated February 24, 2004, between Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) and Westminster Securities Corporation, filed as Exhibit 4.1 to Form 10-Q filed by Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) with the Securities and Exchange Commission on May 14, 2004 and incorporated by reference herein.

4.4
Capital Markets Services Engagement Agreement, dated February 24, 2004, between Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) and Westminster Securities Corporation, filed as Exhibit 4.2 to Form 10-Q filed by Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) with the Securities and Exchange Commission on May 14, 2004 and incorporated by reference herein.

10.1
Credit Agreement, dated as of October 6, 2004, made by Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.), a Delaware corporation, and Bank One, National Association, filed as Exhibit 10.1 to the Current Report on Form 8-K of Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 5, 2004 and incorporated by reference herein.

10.2
Line of Credit Note, dated October 6, 2004, in the principal amount of up to $3,000,000 given by Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.), a Delaware corporation as borrower, payable to the order of Bank One, National Association, filed as Exhibit 10.2 to the Current Report on Form 8-K of Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) (Commission File No. 1-12368) filed with the Securities and Exchange Commission on November 5, 2004 and incorporated by reference herein.

14.1
Code of Business Conduct and Ethics of Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.), adopted by the Board of Directors on February 26, 2004, filed as Exhibit 14.1 to Annual Report on Form 10-K of Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 29, 2004 and incorporated by reference herein.

21.1
List of Subsidiaries of the Company, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Tandy Leather Factory, Inc. (f/k/a The Leather Factory, Inc.) for the year ended December 31, 2002 filed with the Securities and Exchange commission on March 28, 2003, and incorporated by reference herein.

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

  TANDY LEATHER FACTORY, INC.
  (Registrant)

Date: August 12, 2005                  By: /s/ Wray Thompson
                          Wray Thompson
                              Chairman and Chief Executive Officer

Date: August 12, 2005                     By: /s/Shannon L. Greene
     Shannon L. Greene
     Chief Financial Officer and Treasurer (Chief Accounting Officer)