Form 10-Q
period 2005-09-30
LEATHER FACTORY INC
filed 2005-11-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 205459
Form 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005
or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission File Number 1-12368

TANDY LEATHER FACTORY, INC. (formerly The Leather Factory, Inc.) (Exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporate or organization)	(IRS Employer Identification Number)

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

Yes [ X ]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer.
Yes [ ]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class Common Stock, par value $0.0024 per share	Shares outstanding as of November 10, 2005 10,735,976

TANDY LEATHER FACTORY, INC.
(f/k/a The Leather Factory, Inc.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2005 and December 31, 2004 ……...............................................................................................................................	3

Consolidated Statements of Income
Three and nine months ended September 30, 2005 and 2004..........................................................................................................	4

Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004............................................................................................................................	5

Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2005 and 2004............................................................................................................................	6

Notes to Consolidated Financial Statements....................................................................................................................................	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations................................................................................................................................	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk ……………...........................................……………….	16

Item 4. Controls and Procedures ……………………………………………………...............................................……………....	16

PART II. OTHER INFORMATION

Item 6. Exhibits ……………………….…............................................................................................................................................	16

SIGNATURES …................................................................................................................................................................................	17

TANDY LEATHER FACTORY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004 (audited)
ASSETS
CURRENT ASSETS:
Cash	$1,768,175	$2,560,202
Accounts receivable-trade, net of allowance for doubtful accounts
of $169,000 and $85,000 in 2005 and 2004, respectively	2,407,452	2,032,289
Inventory	17,534,039	12,749,709
Income tax receivable	7,504	-
Deferred income taxes	274,071	199,308
Other current assets	860,484	629,723
Total current assets	22,851,725	18,171,231

PROPERTY AND EQUIPMENT, at cost	6,348,392	6,005,526
Less accumulated depreciation and amortization	(4,563,080)	(4,100,961)
	1,785,312	1,904,565

GOODWILL, net of accumulated amortization of $775,000 and
$758,000 in 2005 and 2004, respectively	746,493	742,860
OTHER INTANGIBLES, net of accumulated amortization of
$214,000 and $185,000 in 2005 and 2004, respectively	408,540	437,758
OTHER assets	1,079,316	910,749
	$26,871,386	$22,167,163

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$ 3,266,147	$ 1,954,146
Accrued expenses and other liabilities	3,055,525	1,682,003
Income taxes payable	-	22,764
Current maturities of capital lease obligations	134,067	134,067
Total current liabilities	6,455,739	3,792,980

DEFERRED INCOME TAXES	214,025	313,006

LONG-TERM DEBT, net of current maturities	-	505,154
CAPITAL LEASE OBLIGATIONS, net of current maturities	145,239	245,790
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,720,335 and 10,560,661 shares issued at 2005 and 2004, respectively;
10,714,476 and 10,554,711 outstanding at 2005 and 2004, respectively	25,729	25,345
Paid-in capital	4,971,028	4,796,999
Retained earnings	14,991,741	12,458,760
Treasury stock	(25,487)	(25,487)
Accumulated other comprehensive income	93,372	54,616
Total stockholders' equity	20,056,383	17,310,233
	$26,871,386	$22,167,163

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
NET SALES	$11,777,133	$10,580,074	$36,666,348	$33,720,764

COST OF SALES	5,013,331	4,640,641	15,845,392	15,075,359

Gross profit	6,763,802	5,939,433	20,820,956	18,645,405

OPERATING EXPENSES	5,865,676	5,164,190	17,031,669	15,569,191

INCOME FROM OPERATIONS	898,126	775,243	3,789,287	3,076,214

OTHER INCOME (EXPENSE):
Interest expense	-	(14,910)	(3,188)	(41,019)
Other, net	80,185	30,600	104,404	3,509
Total other income (expense)	80,185	15,690	101,216	(37,510)

INCOME BEFORE INCOME TAXES	978,311	790,933	3,890,503	3,038,704

PROVISION FOR INCOME TAXES	282,221	363,548	1,357,522	1,124,141

NET INCOME	$ 696,090	$ 427,385	$ 2,532,981	$ 1,914,563

NET INCOME PER COMMON SHARE-BASIC	$ 0.07	$ 0.04	$ 0.24	$ 0.18
NET INCOME PER COMMON SHARE-DILUTED	$ 0.06	$ 0.04	$ 0.23	$ 0.17

Weighted Average Number of Shares Outstanding:
Basic	10,679,389	10,560,661	10,626,857	10,540,374
Diluted	11,029,840	10,931,940	10,965,922	10,986,541

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,532,981	$ 1,914,563
Adjustments to reconcile net income to net
cash provided by operating activities-
Depreciation & amortization	346,217	366,077
Gain on disposal of assets	(9,145)	-
Deferred income taxes	(173,744)	13,759
Other	35,123	3,137
Net changes in assets and liabilities:
Accounts receivable-trade, net	(375,163)	(413,809)
Inventory	(4,784,330)	(1,739,977)
Income taxes	(30,268)	191,666
Other current assets	(230,761)	93,380
Accounts payable	1,312,001	87,279
Accrued expenses and other liabilities	1,373,522	178,494
Total adjustments	(2,536,548)	(1,219,995)

Net cash provided by (used in) operating activities	(3,567)	694,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(197,746)	(267,552)
Payments in connection with businesses acquired	-	(156,454)
Proceeds from sale of assets	9,145	-
Decrease (increase) in other assets	(168,567)	11,387

Net cash used in investing activities	(357,168)	(412,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans	(505,154)	(786,162)
Payments on capital lease obligations	(100,551)	(1,134)
Payments received on notes secured by common stock	-	5,000
Repurchase of treasury stock	-	(23,960)
Proceeds from issuance of common stock	174,413	124,015

Net cash used in financing activities	(431,292)	(682,241)

NET CHANGE IN CASH	(792,027)	(400,292)

CASH, beginning of period	2,560,202	1,728,344

CASH, end of period	$ 1,768,175	$ 1,328,052

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$ 3,188	$ 43,960
Income taxes paid during the period, net of (refunds)	1,541,134	848,427

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Notes receivable secured by common stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2003	10,487,961	$25,171	$4,673,158	-	$9,804,719	$(20,000)	$26,445	$14,509,493

Payments on notes receivable secured by common stock	-	-	-	-	-	5,000	-	5,000
Shares issued - stock options exercised	72,700	174	74,896	-	-	-	-	75,070
Warrants to acquire 50,000 shares of common stock issued	-	-	48,945	-	-	-	-	48,945
Purchase of treasury stock	-	-	-	(23,960)				(23,960)
Net income	-	-	-	-	1,914,563	-	-	1,914,563	$1,914,563
Translation adjustment	-	-	-	-	-	-	5,869	5,869	5,869
BALANCE, September 30, 2004	10,560,661	$25,345	$4,796,999	$(23,960)	$11,719,282	$(15,000)	$32,314	$16,534,980

Comprehensive income for the nine months ended September 30, 2004									$1,920,432

BALANCE, December 31, 2004	10,560,661	$25,345	$4,796,999	$(25,487)	$12,458,760	-	$54,616	$17,310,233

Shares issued - stock options & warrants exercised	159,674	384	174,029	-	-	-	-	174,412
Net income	-	-	-	-	2,532,981	-	-	2,532,981	$2,532,981
Translation adjustment	-	-	-	-	-	-	38,756	38,756	38,756
BALANCE, September 30, 2005	10,720,335	$25,729	$4,971,028	$(25,487)	$14,991,741	-	$93,372	$20,056,383

Comprehensive income for the nine months ended September 30, 2005									$2,571,737

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. (formerly known as The Leather Factory, Inc.) and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2005 and December 31, 2004, and its results of operations and cash flows for the three and/or nine-month periods ended September 30, 2005 and 2004. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The components of inventory consist of the following:

	As of
	September 30, 2005	December 31, 2004
Inventory on hand:
Finished goods held for sale	$14,976,815	$11,571,869
Raw materials and work in process	1,089,592	1,177,840
Inventory in transit	1,467,632	-
	$17,534,039	$12,749,709

Goodwill and Other Intangibles. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2004, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first three quarters of 2005.

Other intangibles consist of the following:

	As of September 30, 2005			As of December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$201,829	$342,540	$544,369	$174,611	$369,758
Non-Compete Agreements	78,000	12,000	66,000	78,000	10,000	68,000
	$622,369	$213,829	$408,540	$622,369	$184,611	$437,758

We recorded amortization expense of $29,218 during the first nine months of 2005 compared to $42,318 during the first nine months of 2004. We have no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2005	$5,954	$32,837	$38,791
2006	5,954	32,337	38,291
2007	5,954	31,837	37,791
2008	5,954	30,337	36,291
2009	5,954	30,337	30,337

Revenue Recognition. Our sales generally occur via two methods: (1) at the counter in our stores, and (2) shipment by common carrier. Sales at the counter are recorded and title passes as transactions occur. Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer. Our shipping terms are FOB shipping point.

We offer an unconditional satisfaction guarantee to our customers and accept all product returns. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The original effective date of SFAS No. 123R for us was the third quarter of 2005. On April 14, 2005, the Securities and Exchange Commission announced a delay in the required effective date for public companies to the first annual reporting period beginning after June 15, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. The standard requires that such costs be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material effect on our consolidated financial statements.

2. STOCK-BASED COMPENSATION

We account for stock options granted to our directors and employees using the intrinsic value method prescribed by APB No. 25 which requires compensation expense be recognized for stock options when the quoted market price of our common stock on the date of grant exceeds the option’s exercise price. No compensation cost has been reflected in net income for the granting of director and employee stock options as all options granted had an exercise price equal to the quoted market price of our common stock on the date the options were granted.

Had compensation cost for our stock options been determined consistent with the SFAS 123 fair value approach, our net income and net income per common share for the three and nine months ended September 30, 2005 and 2004, on a pro forma basis, would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$696,090	$427,385	$2,532,981	$1,914,563
Add: Stock-based compensation expense included in reported net income	-	-	-	-
Deduct: Stock-based compensation expense determined under fair value method	30,734	29,361	92,201	88,083
Net income, pro forma	$665,356	$398,024	$2,440,780	$1,826,480

Net income per share:
Basic - as reported	$0.07	$ 0.04	$0.24	$ 0.18
Basic - pro forma	$0.06	$ 0.04	$0.23	$ 0.17

Diluted - as reported	$0.06	$ 0.04	$0.23	$ 0.17
Diluted - pro forma	$0.06	$ 0.04	$0.22	$ 0.17

The fair values of stock options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.25% and 3.125% for 2005 and 2004, respectively; dividend yields of 0% for both periods; volatility factors of .366 for 2005 and .302 for 2004; and an expected life of the valued options of 5 years.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$696,060	$427,385	$2,532,981	$1,914,563
Numerator for basic and diluted earnings per share	696,090	427,385	2,532,981	1,914,563

Denominator:
Weighted-average shares outstanding-basic	10,679,389	10,560,661	10,626,857	10,540,374

Effect of dilutive securities:
Stock options	311,817	352,595	314,561	413,576
Warrants	38,634	18,684	24,504	32,591
Dilutive potential common shares	350,451	371,279	339,065	446,167
Denominator for diluted earnings per share- weighted-average shares	11,029,840	10,931,940	10,965,922	10,986,541

Basic earnings per share	$0.07	$0.04	$0.24	$0.18
Diluted earnings per share	$0.06	$0.04	$0.23	$0.17

The net effect of converting stock options and warrants to purchase 652,500 and 825,200 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the periods ended September 30, 2005 and 2004, respectively.

4. SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

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

Our reportable operating segments have been determined as separately identifiable business units. We measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the quarter ended September 30, 2005
Net sales	$7,257,583	$4,197,712	$321,838	$11,777,133
Gross profit	4,098,119	2,573,510	92,173	6,763,802
Operating earnings	652,725	242,499	2,901	898,126
Interest expense	-	-	-	-
Other (income), net	80,522	(337)	-	80,185
Income before income taxes	733,248	242,162	2,901	978,311

Depreciation and amortization	76,346	32,788	1,406	110,540
Fixed asset additions	78,428	35,137	1,066	114,631
Total assets	$21,935,587	$4,160,349	$775,449	$26,871,386

For the quarter ended September 30, 2004
Net sales	$7,067,483	$3,053,712	$458,879	$10,580,074
Gross profit	3,861,917	1,934,296	143,220	5,939,433
Operating earnings	583,253	168,459	23,531	775,243
Interest expense	14,910	-	-	14,910
Other (income) expense, net	(28,995)	(1,605)	-	(30,600)
Income before income taxes	597,338	170,064	23,531	790,933

Depreciation and amortization	79,937	30,724	2,715	113,376
Fixed asset additions	66,883	67,752	1,867	136,502
Total assets	$16,399,199	$3,399,499	$842,998	$20,641,696

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the nine months ended September 30, 2005
Net sales	$22,836,542	$12,577,621	$1,252,185	$36,666,348
Gross profit	12,673,675	7,787,996	359,285	20,820,956
Operating earnings	2,682,884	1,043,951	62,451	3,789,287
Interest expense	3,188	-	-	3,188
Other (income), net	(91,623)	(12,781)	-	(104,404)
Income before income taxes	2,771,319	1,056,732	62,451	3,890,503

Depreciation and amortization	246,862	93,342	6,013	346,217
Fixed asset additions	131,443	61,891	4,412	197,746
Total assets	$21,935,587	$4,160,349	$775,449	$26,871,386

For the nine months ended September 30, 2004
Net sales	$22,934,369	$9,193,196	$1,593,199	$33,720,764
Gross profit	12,416,110	5,709,563	519,732	18,645,405
Operating earnings	2,306,807	660,782	108,625	3,076,214
Interest expense	41,019	-	-	41,019
Other (income) expense, net	(996)	(2,513)	-	(3,509)
Income before income taxes	2,266,784	663,295	108,625	3,038,704

Depreciation and amortization	275,216	83,693	7,168	366,077
Fixed asset additions	114,592	143,143	9,817	267,552
Total assets	$16,399,199	$3,399,499	$842,998	$20,641,696

Net sales for geographic areas were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$10,631,856	$9,729,500	$32,904,863	$31,213,487
Canada	828,840	428,140	2,599,185	1,337,707
All other countries	316,437	422,434	1,162,300	1,169,570
	$11,777,133	$10,580,074	$36,666,348	$33,720,764

Geographic sales information is based on the location of the customer. No single foreign country’s net sales were material to our consolidated net sales for the three and nine month periods ended September 30, 2005 and 2004. We do not have any significant long-lived assets outside of the United States.

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

We operate 30 company-owned Leather Factory wholesale distribution centers in 20 states and three Canadian provinces. The Leather Factory centers are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users. Our Wholesale Leathercraft segment also includes our National Account sales group.

Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades. Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials. In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores. As of November 1, 2005, we are operating 50 Tandy Leather retail stores located throughout the United States and Canada.

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

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally are accompanied by words such as “may,”“will,”“could,”“should,”“anticipate,”“believe,”“budgeted,”“expect,”“intend,”“plan,”“project,”“potential,”“estimate,”“continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

We assume no obligation to update or otherwise revise our forward-looking statements even if experience or future changes make it clear that any projected results, express or implied, will not be realized.

Results of Operations

The following tables present selected financial data of each of our three segments for the three and nine months ended September 30, 2005 and 2004:

Quarter Ended September 30, 2005	Wholesale Leathercraft	Retail Leathercraft	Other	Total
Sales	$7,257,583	$4,197,712	$321,838	$11,777,133
Operating Income	652,725	242,499	2,901	898,126
Net Income				$696,090

Quarter Ended September 30, 2004	Wholesale Leathercraft	Retail Leathercraft	Other	Total
Sales	$7,067,483	$3,053,712	$458,879	$10,580,074
Operating Income	583,253	168,459	23,531	775,243
Net Income				$427,385

Nine Months Ended September 30, 2005	Wholesale Leathercraft	Retail Leathercraft	Other	Total
Sales	$22,836,542	$12,577,621	$1,252,185	$36,666,348
Operating Income	2,682,884	1,043,951	62,451	3,789,287
Net Income				$2,532,981

Nine Months Ended September 30, 2004	Wholesale Leathercraft	Retail Leathercraft	Other	Total
Sales	$22,934,369	$9,193,196	$1,593,199	$33,720,764
Operating Income	2,306,807	660,782	108,625	3,076,214
Net Income				$1,914,563

Consolidated net sales for the quarter ended September 30, 2005 increased $1.2 million, or 11%, compared to the same period in 2004. Retail Leathercraft and Wholesale Leathercraft contributed $1.1 million and $190,000, respectively, to the increase, which was partially offset by a $137,000 decline in sales for our Other segment. Operating income on a consolidated basis for the quarter ended September 30, 2005 was up 16% or $123,000 over the third quarter of 2004.

Consolidated net sales for the nine months ended September 30, 2005 increased $2.9 million, or 9%, compared to the same period in 2004. Retail Leathercraft reported a sales increase of $3.4 million. Wholesale Leathercraft’s 2005 sales were down $98,000 from those of a year ago. Our Other segment reported a decline in sales of $341,000. Operating income on a consolidated basis for the nine months ended September 30, 2005 was up 23% or $713,000 over last year.

Wholesale Leathercraft

Our Wholesale Leathercraft segment consists of 30 wholesale centers operating under the trade name, The Leather Factory, and our National Account group. Sales increased 2.7% for the third quarter of 2005 as follows:

	Quarter Ended 09/30/05	Quarter Ended 09/30/04	$ change	% change
Wholesale Center sales	$6,077,364	$5,910,887	$166,477	2.8%
NATIONAL ACCOUNT sales	1,180,220	1,156,596	23,624	2.0%
Total sales	$7,257,584	$7,067,483	$190,101	2.7%

The wholesale centers achieved solid sales gains for the quarter. Our MANUFACTURER customer group produced strong sales gains during the third quarter - a continuation of the first two quarters of 2005, while our RETAIL and INSTITUTION groups held steady. Sales to our WHOLESALE customer group showed signs of weakness in the third quarter. We attribute this weakness to a lack of advertising effort toward this customer group during the quarter. We believe the distribution of our 2006 catalog at the beginning of the fourth quarter 2005 will strengthen sales. Our NATIONAL ACCOUNT sales team recorded a sales increase, although modest, in the third quarter of 2005. This is the first quarterly sales gain since the second quarter of 2003. We will continue to work to strengthen our relationships with these customers, focusing on the appropriateness of the products offered to these customers and better inventory management of those products to ensure consistent order fulfillment.

The following table presents Wholesale Leathercraft’s sales mix by customer categories for the quarters ended September 30, 2005 and 2004:
	Quarter ended
Customer Group	09/30/05	09/30/04
RETAIL (end users, consumers, individuals)	22%	22%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7	7
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	45	48
NATIONAL ACCOUNTS	16	15
MANUFACTURERS	10	8
	100%	100%

We achieved increases in gross profit margins and operating income, with both growing faster than sales for the quarter. Operating income for Wholesale Leathercraft increased $52,000, or 8.6%, for the third quarter compared to 2004. Gross profit margins improved to 56.5% for the third quarter of 2005 compared to 54.6% for the third quarter of 2004. The improvement in gross profit margins resulted in a 6.1% increase in gross profit dollars, or $236,000. Operating expenses increased $184,000, or 5.6%, in the third quarter of 2005. Advertising and marketing expense was up $201,000 for the quarter, as well as bad debt expense ($61,000) and contributions ($44,000). We achieved reductions in professional fees ($100,000), telephone expenses ($20,000), and minimal amounts in various other expense categories.

Net sales for the nine months ended September 30, 2005 decreased 0.4% from the same period in 2004 as follows:
	Nine Months Ended 09/30/05	Nine Months Ended 09/30/04	$ change	% change
Wholesale Center sales	$19,108,181	$18,645,805	$462,376	2.5%
NATIONAL ACCOUNT sales	3,728,363	4,288,564	(560,201)	(13.1)%
Total sales	$22,836,544	$22,934,369	$(97,825)	(0.4)%

Similar to the third quarter, the wholesale centers have achieved consistent sales gains in the first nine months of 2005. Sales to our RETAIL customer group have decreased somewhat as expected due to the continued expansion of the Tandy Leather store chain. Sales to our MANUFACTURER customer group continues to produce solid gains as are our INSTITUTION customers. Our WHOLESALE customer group has not produced as well due to a weak third quarter. As discussed in previous filings, sales to our NATIONAL ACCOUNTS have been disappointing this year although we have begun achieving some positive results with this group as of the third quarter.

Operating income for Wholesale Leathercraft increased $363,000 for the nine months ended September 30, 2005 compared to 2004, a increase of 16%. Gross profit margins improved from 54.1% at September 30, 2004 to 55.5% at September 30, 2005. Operating expenses are down $106,000 for the first nine months of 2005. We have trimmed many general expenses, including legal/professional fees ($16,000), travel and entertainment ($32,000), repairs and maintenance ($25,000), telephone and utilities ($34,000), compared to the same period for 2004.

Retail Leathercraft

Our Retail Leathercraft segment consists of forty-eight Tandy Leather retail stores as of September 30, 2005, up from thirty-six stores a year ago. Net sales were up approximately 37% for the third quarter of 2005 over the same quarter last year.

	Quarter ended 09/30/05	Quarter ended 09/30/04	$ Incr (decr)	% Incr (decr)
Same store sales (36 stores)	$3,393,999	$3,053,712	$340,287	11.1%
New or acquired store sales (12 stores)	803,712	-	803,712	***
Total sales	$4,197,711	$3,053,712	$1,143,999	37.5%

Sales in the current quarter showed strong growth. The "same stores" continue to post solid gains. Average sales per month for stores that have been open for at least six months as of September 30, 2005 was $32,000.

The following table presents Tandy Leather’s sales mix by customer categories for the quarters ended September 30, 2005 and 2004:
	Quarter ended
Customer Group	09/30/05	09/30/04
RETAIL (end users, consumers, individuals)	64%	68%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6	10
WHOLESALE (reseller & distributors, saddle & tack stores, authorized dealers, etc.)	28	22
NATIONAL ACCOUNTS	*	*
MANUFACTURERS	2	*
	100%	100%
* less than 1%

Second quarter operating income for our Retail Leathercraft segment increased $242,000 or 44% over operating income in last year's third quarter. Gross profit margins decreased from 63.3% to 61.3% for the quarter while operating margin improved from 5.5% to 5.8%. Operating expenses increased $565,000 or 32% for the quarter. Expenses associated with the stores opened since September 2004, such as personnel, rents, and utilities, accounted for the majority of the additional expenses in the quarter.

Net sales for the first nine months of 2005 were up approximately 37% over the same period last year. New stores are defined as those that were operated less than half of the comparable period in the prior year. Specifically, stores that opened in May 2004 or later are classified as new stores in the following table:

	Nine months ended 09/30/05	Nine months ended 09/30/04	$ Incr (decr)	% Incr (decr)
Same store sales (40 stores)	$9,758,809	$9,024,854	$733,955	8.1%
New or acquired store sales (8 stores)	2,818,811	168,342	2,650,469	***
Total sales	$12,577,620	$9,193,196	$3,384,424	36.8%

Operating income for the nine months ended September 30, 2005 increased $383,000 or 56% over operating income in last year's comparable period. Gross profit margins fell slightly from 62.1% to 61.9%. Operating expenses were 53.6% of sales in the first nine months of 2005 compared to 54.9% in the same period last year.

Other (Roberts, Cushman)

Net sales decreased $137,000 for the third quarter of 2005 compared to the third quarter of 2004. Gross profit margins declined from 31.2% to 28.6%. Operating income decreased $15,000. Operating expenses decreased $36,000 for the quarter, the majority of which came from reductions in personnel expenses.

Net sales decreased $341,000 for the first nine months of 2005 over the same period of 2004 and operating income decreased $46,000. Gross profit margin is down for the year at 28.7% compared to 32.6% a year ago. Operating expenses decreased $114,000 during the first nine months of 2005 primarily due to continued cutbacks in administrative expenses.

Other Income and Expenses

As a result of the elimination of our bank debt in March 2005, we paid no interest in the third quarter of 2005, compared to $27,000 in the third quarter of 2004. We also recorded $66,000 in income during the quarter for currency fluctuations from our Canadian operation. Comparatively, in the third quarter of 2004, we recorded an $11,000 expense for currency fluctuations.

Interest expense in the first nine months of 2005 was $3,000, down from $52,000 in the first nine months of 2004, due to the reduction of our debt. We also recorded $9,100 in gain from the sale of assets.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $22.1 million at year-end 2004 to $26.8 million at September 30, 2005. Our accounts receivable and inventory accounted for the majority of the increase. Total stockholders’ equity increased from $17.3 million at December 31, 2004 to $20 million at September 30, 2005, most of which is attributable to our earnings in the first nine months of the year. Our current ratio fell from 4.79 at December 31, 2004 to 3.54 at September 30, 2005 as a result of the increase in inventory and the payables associated with the inventory at the end of the quarter.

Our investment in inventory increased by $4.8 million from year-end 2004 to September 30, 2005. Inventory in transit at September 30, 2005 was $1.5 million. Inventory turnover decreased to an annualized rate of 3.23 times during the first nine months of 2005, from 3.75 times for the first nine months of 2004. Inventory turnover was 3.87 times for all of 2004. We compute our inventory turns as sales divided by average inventory. Inventory management is a significant factor in our financial position and, as we continue our expansion of the Tandy Leather store chain, we expect our inventory to slowly increase. We strive to maintain the optimal amount of inventory throughout the system in order to fill customer orders timely without tying up too much working capital. At the end of the third quarter, our total inventory on hand exceeded our internal targets for optimal inventory levels by approximately 15%. However, we expect our inventory to decrease through the fourth quarter to a more reasonable level by the end of the year.

Our investment in accounts receivable was $2.4 million at September 30, 2005, up $375,000 from $2.0 million at year-end 2004. This is a result of an increase in credit sales during the third quarter of 2005 as compared to that of the last quarter of 2004 and a slight increase in the average days outstanding on our accounts. The average days to collect accounts for the first nine months of 2005 slowed slightly from the fourth quarter of 2004 from 45 days to 46 days.

Accounts payable increased $1.3 million from the end of 2004 to the end of the third quarter of 2005 as a result of the increase in inventory on hand at September 30, 2005. Accrued expenses and other liabilities increased $1.4 million. The increase is due to the accrual recorded for inventory en route to us as of September 30, 2005 in the amount of $1.5 million.

During the first nine months of 2005, cash flow used by operating activities was $3,000. The net income generated for the year and the increase in accounts payment and accrued expenses accounted for the majority of the cash flow, offset by increases in accounts receivable and inventory. Cash flow used in investing activities totaled $357,000, $168,000 of which pertains to the purchase and additional development of a new computer system. Once the system is usable for point-of-sale and inventory management, we intend to reclassify the cost to property and equipment. Equipment purchased to date in 2005 totaled $197,000. Cash flow used by financing activities was $431,000, consisting of payments on our revolving credit facility and capital lease obligation totaling $605,000, partially offset by proceeds from stock option exercises by employees totaling $174,000.

As of September 30, 2005, we had no bank debt.

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

Item 4. Controls and Procedures

At the end of the third quarter of 2005, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based upon this evaluation and notwithstanding the limitations contained in the final paragraph of this Item 4, they concluded that, as of September 30, 2005, our disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms adopted by the Securities and Exchange Commission.

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
3.1
Certificate of Amendment to Certificate of Incorporation of Tandy Leather Factory, Inc., and Certificate of Incorporation of The Leather Factory, Inc., filed as Exhibit 3.1 to Form 10-Q filed by Tandy Leather Factory, Inc. with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 11, 2005	By: /s/ Wray Thompson
Wray Thompson
Chairman and Chief Executive Officer

Date: November 11, 2005	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)