Form 10-K
period 2005-12-31
TANDY LEATHER FACTORY INC
filed 2006-03-27
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 For the transition period ________ to ________

Commission File Number 1-12368
Tandy Leather Factory, Inc.
(exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

3847 East Loop 820 South, Fort Worth, Texas	76119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 496-4414

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0024	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [  ]   Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17,570,892 at June 30, 2005 (the last business day of its most recently completed second fiscal quarter). At March 15, 2006, there were 10,735,976 shares of the registrant's common stock outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006, are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and kits. During 2005, our consolidated sales totaled $50.7 million of which approximately 10.3% were export sales. We maintain our principal offices at 3847 East Loop 820 South, Fort Worth, Texas 76119. Our common stock trades on the American Stock Exchange under the symbol "TLF."

Our company was founded in 1980 as Midas Leathercraft Tool Company, a Texas corporation. Midas' original business activity focused on the distribution of leathercraft tools. In addition, the founders of Midas entered into a consulting agreement with Brown Group, Inc., a major footwear retailer, as a result of their proposal to develop a multi-location chain of wholesale distribution centers known as "The Leather Factory." In 1985, Midas purchased the assets of The Leather Factory from Brown Shoe Group, which then consisted of six distribution centers.

In 1993, we changed our name to "The Leather Factory, Inc.", then reincorporated in the state of Delaware in 1994. In 2005, we changed our name to Tandy Leather Factory, Inc.

Our Development in Recent Years

Our expansion of the wholesale chain occurred via the opening of new centers as well as numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996. By 2000, we had grown to twenty-seven Leather Factory centers located in the United States and two Leather Factory centers in Canada. In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company. In 2002, we began opening retail stores under the "Tandy Leather" name. During that year, Tandy Leather purchased four independent leathercraft retail stores and opened another ten. We also opened our 30th Leather Factory center - our third in Canada. In 2003, we opened twelve Tandy Leather retail stores. In 2004, we purchased three independent leathercraft retail stores and opened an additional nine stores in the U.S. We also opened another store in Canada which is operating as a Tandy Leather retail store. In November 2004, we acquired all of the issued and outstanding shares of capital stock of Heritan Ltd. and its parent, our primary Canadian competitor, headquartered in Barrie, Ontario. The acquisition resulted in an additional three retail stores in Canada, bringing the total locations in Canada to seven - three Leather Factory centers and four Tandy Leather stores. In 2005, we opened eight Tandy Leather retail stores.

At December 31, 2005, we operated thirty wholesale distribution centers operating under the Leather Factory name (27 in the U.S. and 3 in Canada) and 50 retail stores operating under the Tandy Leather name (46 in the U.S. and 4 in Canada). We also own and operate Roberts, Cushman and Company, Inc., a manufacturer of custom hat trims.

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores. The following tables provide summary information concerning the additions of facilities for our Leather Factory wholesale centers and Tandy Leather retail stores in each of our fiscal years from 1999 to 2005.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2005

	Leather Factory wholesale centers			Tandy Leather retail stores
Year Ended	Opened	Conversions(1)	Total	Opened (2)	Closed	Total
Balance Fwd			22			N/A
1999	4	0	26			N/A
2000	2	0	28	1*	0	1
2001	2	0	30	0	0	1
2002	1	(1)	30	14	1*	14
2003	0	0	30	12	0	26
2004	0	0	30	16	0	42
2005	0	0	30	8	0	50

(1) Leather Factory wholesale center converted to a Tandy Leather retail store.
(2) Includes conversions of Leather Factory wholesale centers to Tandy Leather retail stores.
(*) The Tandy Leather operation began as a central mail-order fulfillment center in 2000 that we closed in 2002.

No single customer’s purchases represent more than 10% of our total sales in 2005. Sales to our five largest customers represented 9.4%, 10.6% and 13.8%, respectively, of consolidated sales in 2005, 2004 and 2003. While management does not believe the loss of one of these customers would have a significant negative impact on our operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Our Operating Divisions

We service our customers primarily through the operation of three divisions. We identify those divisions based on management responsibility and customer focus. The Wholesale Leathercraft division consists of 30 Leather Factory distribution centers of which 27 are located in the United States and three are located in Canada. As of March 1, 2006, the Retail Leathercraft division consists of 54 retail stores of which 50 are located in the United States and four are located in Canada. Both of these divisions sell leather and leathercraft-related products. Our third business segment, referred to as “Other,” consists of our hatband manufacturer, Roberts, Cushman & Company, Inc.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and internationally through Leather Factory distribution centers. This segment had net sales of $31.0 million, $30.6 million and $30.7 million for 2005, 2004 and 2003, respectively.

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

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographical areas where we do not have a distribution center. An unrelated person operating an existing business who desires to become an ASC must apply with Leather Factory and upon approval, place a minimum initial order. There are also minimum annual purchase amounts to which the ASC must adhere in order to maintain ASC status. In exchange, the benefits to the ASC are free advertising in various sale flyers produced and distributed by us, price breaks on many products, advance notice of new products, and priority shipping and handling on all orders. Leather Factory centers service 174 ASC's: 102 located in the U.S., 54 located in Canada, and 18 located outside North America.

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

During 2005 and 2004, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2005 Sales Mix	2004 Sales Mix
Belts strips and straps	2%	2%
Books, patterns, videos	1%	2%
Buckles	4%	4%
Conchos^	4%	3%
Craft supplies	5%	7%
Tools and Hardware	1%	1%
Dyes, finishes, glues	5%	5%
Hand tools	12%	13%
Hardware	8%	6%
Kits	8%	8%
Lace	13%	12%
Leather	34%	34%
Stamping tools	3%	3%
	100%	100%

^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable. Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors. For additional information regarding our cash, inventory and accounts receivable at the end of 2005 and 2004, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers We currently purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States and in more than 20 foreign countries. In 2005, our ten largest vendors accounted for approximately 75% of our inventory purchases.

Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States. Outbreaks of mad cow and hoof-and-mouth disease (or foot-and-mouth disease) in any part of the world can influence the price of the leather we purchase. As such an occurrence is beyond our control, we cannot predict when and to what extent we could be affected in the future. Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

Overall, we believe that our relationships with suppliers are strong and do not anticipate any material changes in these supplier relationships. Due to the number of alternative sources of supply, the loss of any of these principal suppliers would not have a material impact on our operations.

Operations Hours of operations vary by location, but generally range from 8:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays. The distribution centers maintain uniform prices, except where lower prices are necessary to meet local competition.

Competition Most of our competition comes in the form of small, independently-owned retailers who in most cases are also our customers. We estimate that there are several hundred of these small independent stores in the United States and Canada. We compete on price, availability of merchandise, and delivery time. While there is competition in connection with a number of our products, to our knowledge there is no direct competition affecting our entire product line. Our large size relative to most competitors gives us the advantage of being able to purchase large volumes and stock a full range of products.

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

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level. We generally maintain higher inventories of imported items to ensure a continuous supply. The number of products offered changes every year due to the introduction of new items and the discontinuance of others. We carry approximately 2,800 items in the current lines of leather and leather-related merchandise. All items are offered in both the Leather Factory distribution centers and the Tandy Leather retail stores.

Expansion Leather Factory's expansion across the United States has been fairly consistent since we purchased the original six distribution centers in 1985. The newest center opened in August 2002, bringing the number of distribution centers to thirty. While we do not believe there is a significant and immediate opportunity for expansion of the Leather Factory distribution system in terms of opening additional locations, we do believe expansion could be achieved by acquiring companies in related areas/markets which offer collaborative advantages based on the local markets and/or the product lines of the businesses.

Retail Leathercraft

Our Retail Leathercraft division consists of a growing chain of retail stores operating under the name, Tandy Leather. Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and best-known supplier of leather and related supplies used in the leathercraft industry. We offer a product line of quality tools, leather, accessories, kits and teaching materials. This segment had net sales of $18.0 million, $13.5 million and $9.2 million for 2005, 2004 and 2003, respectively.

General As of March 1, 2006, the Tandy Leather retail chain has 54 stores located in 30 states and three Canadian provinces with plans to reach 100 stores as opportunities arise over the next several years. The stores range in size from 1,200 square feet to 3,800 square feet, with the average size of a store being approximately 2,000 square feet. The type of premises utilized for a Tandy Leather store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.

Business Strategy Tandy Leather has long been known for its reputation in the leathercraft industry and its commitment to promoting and developing the craft through education and customer development. Our commitment to this strategy is evidenced by our re-establishment of the retail store chain throughout the United States following our acquisition of the assets of Tandy Leather in 2000. We continue to broaden our customer base by working with various youth organizations and institutions where people are introduced to leathercraft, as well as hosting classes in our stores.

The retail stores serve walk-in, mail and phone order customers as well as orders generated from its website, www.tandyleather.com. Tandy Leather stores are staffed by knowledgeable sales people whose compensation is based, in part, upon the profitability of their store. Sales by Tandy Leather are driven by the efforts of the store staff, trade shows, and our direct mail and e-mail marketing program.

Customers Individual retail customers are our largest customer group, representing more than 65% of Tandy Leather's 2005 sales. Youth groups, summer camps, schools, and a limited number of wholesale customers complete our customer base. Like Leather Factory, Tandy fills orders as they are received, and there is no order backlog. Tandy maintains reasonable amounts of inventory to fill these orders. Tandy Leather’s retail store operations historically generate slightly more sales in the 4th quarter of each year (30-35%) while the other three quarters remain fairly even at 22-23% per quarter.

Merchandise Our products are generally organized into thirteen categories. We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes, and stamping tools.

During 2005 and 2004, Retail Leathercraft division sales by product category were as follows:

Product Category	2005 Sales Mix	2004 Sales Mix
Belts strips and straps	5%	5%
Books, patterns, videos	3%	3%
Buckles	4%	3%
Conchos	4%	3%
Craft supplies	3%	4%
Dyes, finishes, glues	7%	7%
Hand tools	16%	18%
Hardware	6%	4%
Kits	12%	13%
Lace	4%	5%
Leather	30%	30%
Stamping tools	6%	5%
	100%	100%

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

Competition Our competitors are generally small local craft stores that carry a limited line of leathercraft products. Several national retail chains that are customers in our Wholesale Leathercraft division also carry leathercraft products on a very small scale relative to their overall product line. To our knowledge, our retail store chain is the only one in existence solely specializing in leathercraft.

Distribution The Tandy Leather stores receive their inventory from our central warehouse located in Fort Worth, Texas. The stores generally restock their inventory once a week with a shipment from the warehouse. Retail Leathercraft’s inventory turns are higher than Wholesale Leathercraft’s because the Wholesale Leathercraft calculation includes the central warehouse inventory whereas the Retail Leathercraft calculation includes only the inventory in the Tandy Leather retail stores.

Expansion We intend to expand the Tandy Leather retail store chain to 100 stores throughout the United States at an average rate of approximately 12 stores per year. Fourteen stores were opened in 2002; twelve stores were opened in 2003; sixteen were opened in 2004 (including four in Canada); and eight were opened in 2005. Ten of the 54 stores opened to date were independent leathercraft stores that we acquired. Separately, these acquisitions are not material. The other forty-four stores have been de novo stores opened by us. In 2006, we plan to open 12 retail stores in the United States. Four stores have been opened in the first two months of 2006, including the conversion of one Leather Factory wholesale center to a Tandy Leather retail store.

Other

Roberts, Cushman, founded in 1856, produces made-to-order trimmings for the headwear industry. This segment had net sales of $1.6 million, $2.0 million, and $1.8 million for 2005, 2004 and 2003, respectively.

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

Customers We design and manufacture trims for over 75 of the headwear manufacturers worldwide, supplying customized trims, ribbons, buckle sets, name pins, feathers, and other items. Our success in developing and maintaining long-standing relationships with our customers is due primarily to our ability to deliver quality products in a timely manner. Our backlog of in-house orders from customers as of March 10, 2006 was $140,000, which approximates thirty days of sales. Roberts, Cushman’s sales generally do not reflect significant seasonal patterns.

The working capital requirements of this operation are dictated by the amounts needed to meet current obligations, purchase raw material and allow for collection of accounts receivable. Roberts, Cushman provides sufficient cash flow to satisfy these requirements.

Merchandise Our hat bands are generally produced from leather, ribbon, or woven fabrics, depending on the style of hat. They are created by cutting leather and/or other materials into strips, and then enhancing the trim by attaching conchos and/or three-piece buckle sets, braiding with other materials, and finishing the end or borders by stitching or by lacing with leather lace. We also supply custom-designed buckles and conchos, feathers for dress hats, and name pins, separate from hat bands. Roberts, Cushman purchases components from over 25 vendors, located predominately in the United States. In 2005, our top 10 vendors (in dollars purchased) represented approximately 47% of its total purchases. Products are sold on terms that generally range from net 30 to net 90 days. Because our products are custom-designed, we do not accept product returns, except in the case of defective merchandise.

Expansion Cushman has been successful in providing a very specific product line directly to headwear manufacturers. Given the current industry conditions, we do not believe there is much potential for expansion, other than to capture additional market share.

Additional Information

Compliance With Environmental Laws Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings or competitive position.

Employees As of December 31, 2005, we employed 359 people, 297 of whom were employed on a full-time basis. We are not a party to any collective bargaining agreements. Overall, we believe that relations with employees are good.

Intellectual Property We own approximately 20 registered trademarks, including federal trade name registrations for "The Leather Factory" and "Tandy Leather Company." We also own approximately 20 registered foreign trademarks worldwide.

We own approximately 500 registered copyrights in the United States covering more than 600 individual works relating to various products. We also own several United States patents for specific belt buckles and leather-working equipment. These rights are valuable assets and we defend them as necessary.

International Operations Information regarding our revenues from the United States and abroad and our long-lived assets are found in Note 13 to our Consolidated Financial Statements, Segment Information.

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

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers.

Name and Age	Position and Business Experience During Past Five Years	Served as Officer Since
J. Wray Thompson, 74	Chief Executive Officer since June 1993. President from June 1993 to January 2001	1993

Shannon L. Greene, 40	Chief Financial Officer since May 2000. Controller from January 1998 to May 2000	2000

Robin L. Morgan, 55	Vice President of Administration since June 1993	1993

Ronald C. Morgan, 58	President since January 2001. Chief Operating Officer since June 1993	1993

Wray Thompson has served as our Chairman of the Board and Chief Executive Officer since June 1993. He also served as President from June 1993 to January 2001. Mr. Thompson was a co-founder of the company.

Shannon L. Greene has served as our Chief Financial Officer and Treasurer since May 2000. She was appointed to serve on the Board of Directors in January 2001. Ms. Greene is also our chief accounting officer. From September 1997 to May 2000, Ms. Greene served as our controller and assistant controller. Ms. Greene also is a member of our Employees’ Stock Ownership Plan (ESOP) Committee and is a certified public accountant. Her professional affiliations include the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and its Fort Worth chapter, the Fort Worth Association for Financial Professionals, the National Investor Relations Institute, and the Financial Executives International.

Robin L. Morgan has served as our Vice President of Administration and Assistant Secretary since June 1993. Ms. Morgan is responsible for import, banking, and procurement for our import product lines and maintains all inventory costs. She administers our insurance programs and serves as chairman of our ESOP committee. Ms. Morgan is married to Ronald C. Morgan, our President.

Ronald C. Morgan has served as our President since January 2001 and has served as Chief Operating Officer and director since June 1993. Mr. Morgan was also a co-founder of the company. Mr. Morgan is married to Robin L. Morgan, our Vice President.

All officers are elected annually by the Board of Directors to serve for the ensuing year.

Under our 1995 Stock Option Plan, there were 8,000 unoptioned shares on January 1, 2005 and 20,000 unoptioned shares at December 31, 2005. Under our 1995 Director Non-qualified Stock Option plan, there were 32,000 unoptioned shares on January 1, 2005 and 24,000 unoptioned shares at December 31, 2005. There were no changes to the exercise prices of the outstanding options under these two plans during 2005.

ITEM 2. PROPERTIES

We lease all of our premises and believe that all of our properties are adequately covered by insurance. The properties leased by our Wholesale Leathercraft (Leather Factory centers) and Retail Leathercraft (Tandy Leather stores) divisions are described in Item 1 in the description of each segment. Our Fort Worth location, which includes the Fort Worth Leather Factory distribution center, our central warehouse and manufacturing facility, and the sales, advertising, administrative, and executive offices, consists of 115,000 square feet and leases for $424,000 per year. The lease expires in March 2008. We also lease a 284 square-foot showroom in the Denver Merchandise Mart for $5,908 per year. This lease will expire in October 2008. Roberts, Cushman operates in a 10,200 square foot manufacturing facility that is located in Long Island City, New York and leased for $91,000 per year. This lease will expire in June 2006. The following table summarizes the locations of our leased premises on a state and province basis as of December 31, 2005:

State	Wholesale Leathercraft	Retail Leathercraft	Other
Alabama	-	1	-
Arizona	2	2	-
California	3	5	-
Colorado	1	2	-
Connecticut	-	1	-
Florida	1	2	-
Georgia	-	1	-
Idaho	-	1	-
Illinois	1	1	-
Indiana	-	1	-
Iowa	1	-	-
Kansas	1	-	-
Kentucky	-	1	-
Louisiana	1	-	-
Maryland	-	1	-
Michigan	1	1	-
Minnesota	-	1	-
Missouri	1	2	-
Montana	1	-	-
Nebraska	-	1	-
Nevada	-	2	-
New Mexico	1	2	-
New York	-	1	1
North Carolina	1	-	-
Ohio	1	1	-
Oklahoma	0	2	-
Oregon	1	-	-
Pennsylvania	1	1	-
Tennessee	1	2	-
Texas	5	6	-
Utah	1	1	-
Virginia	-	1	-
Washington	1	2	-
Wisconsin	-	1	-

Canadian locations:
Alberta	1	1	-
British Columbia	-	1	-
Manitoba	1	-	-
Ontario	1	2	-

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business but are not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the American Stock Exchange using the symbol TLF.  The high and low prices for each calendar quarter during the last two fiscal years are as follows:

2005	High	Low
4th quarter	$7.23	$4.15
3rd quarter	$5.65	$4.30
2nd quarter	$4.95	$3.25
1st quarter	$3.79	$3.20

2004	High	Low
4th quarter	$4.85	$3.97
3rd quarter	$4.58	$3.25
2nd quarter	$3.42	$2.90
1st quarter	$3.45	$2.80

There were approximately 520 stockholders of record on March 10, 2006.

We have never declared or paid any cash dividends on the shares of our common stock. Our Board of Directors has historically followed a policy of reinvesting our earnings in the expansion of our business. This policy is subject to change based on future industry and market conditions, as well as other factors.

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock. The information is aggregated in two categories: plans previously approved by our stockholders and plans not approved by our stockholders. The table includes information for officers, directors, employees and non-employees. All information is as of December 31, 2005.

Plan Category	Column (a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Column (b) Weighted-average exercise price of outstanding options, warrants and rights	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)
Equity compensation plans approved by stockholders	421,000	$1.93	44,000
Equity compensation plans not approved by stockholders	140,000	3.78	-
TOTAL	561,000	$2.39	44,000

For additional information, see Note 11 to our Consolidated Financial Statements, Stockholders' Equity.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below are derived from and should be read in conjunction with our Consolidated Financial Statements and related notes.  This information should also be read in conjunction with "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In particular, see the information there relating to the adoption of a new accounting pronouncement in 2002.  Data in prior years has not been restated to reflect acquisitions, if any, that occurred in subsequent years.

Income Statement Data, Years ended December 31,	2005	2004	2003	2002	2001
Net sales	$50,719,574	$46,146,284	$41,712,191	$39,728,615	$37,279,262
Cost of sales	21,964,530	20,706,239	19,020,292	18,393,914	17,934,935
Gross profit	28,755,044	25,440,045	22,691,899	21,334,701	19,344,327
Operating expenses	23,181,633	21,181,599	18,594,240	17,202,927	15,442,359
Operating income	5,573,411	4,258,446	4,097,659	4,131,774	3,901,968
Operating income per share - basic	$0.52	$0.40	$0.40	$0.41	$0.39
Operating income per shares - diluted	$0.51	$0.39	$0.38	$0.38	$0.37
Other (income) expense	(134,502)	44,800	125,169	311,917	533,482
Income before income taxes	5,707,913	4,213,646	3,972,490	3,819,857	3,368,486
Income tax provision	1,994,199	1,559,605	1,232,116	1,224,868	1,362,053
Income before cumulative effect of change in accounting principle	3,713,714	2,654,041	2,740,374	2,594,989	2,006,433
Cumulative effect of change in accounting principle	-	-	-	(4,008,831)	-
Net income (loss)	$3,713,714	$2,654,041	$2,740,374	$(1,413,842)	$ 2,006,433

Earnings (loss) per share	$0.35	$0.25	$0.27	$(0.14)	$0.20

Earnings (loss) per share- assuming dilution	$0.34	$0.24	$0.25	$(0.13)	$0.19

Weighted average common shares outstanding for:
Basic EPS	10,643,004	10,543,994	10,323,549	10,063,581	9,976,181

Diluted EPS	10,976,240	10,957,518	10,861,305	10,761,670	10,449,306

Balance Sheet Data, as of December 31,	2005	2004	2003	2002	2001
Cash and cash equivalents	$3,215,727	$2,560,202	$1,728,344	$101,557	$409,040
Total assets	25,680,473	22,167,163	19,058,406	19,675,602	19,548,323
Capital lease obligation, including current portion	245,789	379,857	1,134	7,691	35,173
Long-term debt, including current portion	-	505,154	1,792,984	4,213,533	4,500,422
Total Stockholders’ Equity	$21,257,857	$17,310,233	$14,509,493	$11,170,062	$12,423,671

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We intend for the following discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how particular accounting principles affect our financial statements. This discussion also provides information about the financial results of the various segments of our business so you may better understand how those segments and their results affect our financial condition and results of operations as a whole. Finally, we have identified and discussed trends known to management that we believe are likely to have a material effect.

This discussion should be read in conjunction with our financial statements as of December 31, 2005 and 2004 and the two years then ended and the notes accompanying those financial statements. You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

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

We operate in three segments. First, Wholesale Leathercraft, consisting of our Leather Factory warehouse distribution centers and our national account group, is the largest source of revenues ($31.0 million in 2005). This division has generally offered steady but modest increases in sales. Sales in 2005 grew 1.4%, slightly under our target of annual sales growth of 2% to 4%. The decrease in sales to national accounts in 2005 accounted for the shortfall. Excluding national account sales, the distribution centers produced a sales gain of 3.5% for 2005.

Since acquiring its assets in 2000, we have focused on re-establishing Tandy Leather as the operator of retail leathercraft stores. These retail stores comprise our second segment, Retail Leathercraft. Because of growth here, this segment has experienced the greatest increases in sales ($18.0 million in 2005, up from $13.5 million in 2004). Our business plan calls for opening an average of 12 stores annually as we work toward a goal of 100 stores from 50 stores at the end of 2005.

We refer to our third segment as “Other”. It consists of Roberts, Cushman, a manufacturer of trimmings for headwear. Its operations are not material to us. In 2002, we wrote off the goodwill related to our investment in Roberts, Cushman in connection with an accounting change.

On a consolidated basis, a key indicator of costs, gross margin as a percent of total net sales, increased in 2004 and again in 2005, reflecting a number of factors including more retail sales with higher profit margins. Operating expenses as a percent of total net sales in 2005 decreased slightly (0.2%) from 2004. Operating expenses were up 1.3% as a percentage of total net sales in 2004 when compared with 2003.

We reported consolidated net income for 2005 of $3.7 million. Consolidated net income for 2004 was $2.7 million as was also the case in 2003. We have used our cash flow to fund our operations, to fund the opening of new Tandy Leather stores and to reduce our bank debt. In 2005, we eliminated our bank debt entirely, and, at the end of 2005, our stockholders’ equity had increased to $21.3 million from $17.3 million the previous year.

Comparing the December 31, 2005 balance sheet with the prior year’s, we increased our investments in inventory ($15.7 million from $12.7 million) and accounts receivable ($2.2 million from $2.0 million), while total cash increased to $3.2 million from $2.6 million. In addition to cash on hand, we have a $3 million bank line of credit, of which none was drawn on December 31, 2005.

Net Sales

Net sales for the three years ended December 31, 2005 were as follows:
Year	Wholesale Leathercraft	Retail Leathercraft	Other	Total Company	Total Company Increase from Prior Year
2005	$31,046,268	$18,023,214	$1,650,092	$50,719,574	9.9%
2004	$30,630,122	$13,515,662	$2,000,500	$46,146,284	10.6%
2003	$30,684,092	$9,216,838	$1,811,261	$41,712,191	5.0%

Our net sales grew by 9.9% in 2005 when compared with 2004 and 10.6% in 2004 when compared with 2003. These annual increases resulted primarily from our Retail Leathercraft expansion program.

Costs and Expenses

In general, our gross profit as a percentage of sales (our gross margin) fluctuates based on the mix of customers we serve, the mix of products we sell, and our ability to source products globally. Our negotiations with suppliers for lower pricing is an on-going process and we have varying degrees of success in those endeavors. Sales to retail customers tend to produce higher gross margins than sales to wholesale customers due to the difference in pricing levels. Therefore, as retail sales increase in the overall sales mix, higher gross margins tend to follow. Finally, there is significant fluctuation in gross margins between the various merchandise categories we offer. As a result, our gross margins can vary depending on the mix of products sold during any given time period.

For 2005, our cost of sales decreased as a percentage of total net sales when compared to 2004, resulting in an overall increase of 1.6% in our consolidated gross margin from 55.1% in 2004 to 56.7% in 2005. Similarly, our total cost of sales as a percentage of our total net sales had decreased for 2004 when compared to 2003 resulting in an overall increase in consolidated gross margin of 0.7% from 54.4% for 2003 to 55.1% in 2004. These increases in gross margin were primarily due to increased retail sales over the three years.

Our gross margins for the three years ended December 31, 2005 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	Other	Total Company
2005	55.20%	61.82%	27.89%	56.69%
2004	53.82%	61.77%	30.31%	55.13%
2003	53.23%	62.98%	30.62%	54.40%

Our operating expenses decreased 0.2% as a percentage of total net sales to 45.7% in 2005 when compared with 45.9% in 2004 which indicates that our sales grew slightly faster than our operating expenses. We achieved small decreases in various operating expenses in 2005 including employee benefits costs ($100,000), insurance ($150,000) and legal/professional fees ($80,000). We also spent more on advertising and marketing expenses ($650,000) in 2005, incurred costs associated with the eight retail stores opened in 2005 ($575,000), and increased the bonuses awarded to corporate and operational management ($200,000). Our store managers earned higher bonuses in 2005 as a result of increased operating profit at their respective stores ($250,000), and we incurred an increase in shipping costs to customers ($150,000). We believe that our advertising efforts generate sales. While we monitor our advertising costs with great scrutiny, we believe that the trend of increased advertising and marketing costs could continue for at least the near future.

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

We have completed the initial phase of design and documentation in our efforts to comply with Section 404 of the Sarbanes-Oxley Act with the assistance of outside consultants. Depending on the outcome of the SEC’s determination regarding the applicability of Section 404 to smaller public companies, we may or may not incur additional costs in order to comply.

Other Income/Expense (net)

Other Income/Expense consists primarily of interest expense, currency exchange gain or loss, and discounts taken or given. In 2005, we had income (net) of $135,000 compared to an expense (net) of $45,000 in 2004, attributable to the reduction of $50,000 in interest paid, a currency exchange gain of $72,000 in 2005 compared to a currency exchange loss of $5,000 in 2004, and net discounts taken in 2005 of $11,000 compared to net discounts given in 2004 of $63,000.

Other expenses (net) were $45,000 in 2004 compared to $125,000 in 2003, a decrease of approximately 64% attributable to the interest paid on our decreasing outstanding bank debt.

Net Income

During 2005, we earned net income of $3.7 million, a 40% improvement over our net income of $2.65 million earned during 2004. As a result of the increase in our overall gross margin, slight improvement in operating efficiency, and reduction in interest and other expenses, our profits in 2005 grew at a rate faster than sales.

During 2004, we earned net income of $2.65 million, a slight decrease from our net income of $2.74 million for 2003. The overall improvement in gross margin and a reduction in interest and other expenses contributed positively to our net income while increased operating expenses and income tax expense in 2004 offset that improvement.

Wholesale Leathercraft

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2005	1.4%	$3,721,891	23.5%	12.0%
2004	(0.2)%	$3,013,316	(13.0)%	9.8%
2003	1.2%	$3,462,457	(7.5)%	11.3%

Wholesale Leathercraft, consisting of 30 warehouse distribution centers, accounted for 61.2% of our consolidated net sales in 2005, which compares to 66.4% in 2004 and 73.5% in 2003. The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft and we expect this trend to continue.

The modest sales increase in 2005 resulted from gains to our institution and small manufacturing customer groups partially offset by a decrease in national account sales. Our sales mix by customer group was as follows:

Customer Group	2005	2004	2003
Retail	23%	23%	23%
Institution	7%	7%	8%
Wholesale	45%	47%	42%
National Accounts	16%	16%	20%
Manufacturers	9%	7%	7%
	100%	100%	100%

The 2005 increase in operating income as a percentage of divisional sales resulted from an increase of 1.43% in gross margin (as a percentage of sales) compared with 2004, and a decrease of 0.3% in operating expenses as a percent of sales. Significant operating expense decreases occurred in employee benefits ($245,000), various insurance costs ($195,000), legal and professional fees ($80,000) and outside services ($125,000). These reductions were partially offset by increases in manager bonuses ($320,000), advertising and marketing expenses ($285,000).

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

Retail Leathercraft

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2005	33.4%	$1,766,960	45.9%	9.8%
2004	46.6%	$1,210,566	100.3%	8.9%
2003	24.7%	$604,291	62.7%	6.6%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 35.5% of our total net sales in 2005, up from 29.3% in 2004 and 22.1% in 2003.

Growth in net sales for Retail Leathercraft division in 2005 and 2004 resulted primarily from our expansion program. Expansion during 2005 and 2004 consisted of the opening of 8 and 16 new stores, respectively.

Our sales mix by customer group was as follows:

Customer Group	2005	2004	2003
Retail	62%	72%	72%
Institution	11%	6%	6%
Wholesale	26%	21%	21%
National Accounts	0%	0%	0%
Manufacturers	1%	1%	1%
	100%	100%	100%

Operating income as a percentage of sales increased to 9.8% for 2005 compared to 8.9% for 2004. Gross margin remained steady at 61.8% in 2004 and 2005. Operating expenses as a percent of sales in 2005 decreased by 0.8%, from 52.8% for 2004 to 52.0% for 2005 as sales and gross margin grew at a faster pace than that of operating expenses.

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

We intend to continue the expansion of Tandy Leather’s retail store chain in 2006 by opening approximately 12 new stores throughout the year. As of March 15, 2006, we have opened six new stores this year:

•	Raleigh, NC
•	Lubbock, TX
•	Charlotte, NC*
•	South Denver, CO
•	Little Rock, AR
•	Irving, TX

* converted from a Leather Factory wholesale distribution center

We remain committed to a conservative expansion plan for this division that minimizes risks to our profits and maintains financial stability.

Other

Roberts, Cushman accounted for 3.3% of our total sales in 2005 compared with 4.3% and 4.4% in 2004 and 2003, respectively. Income from operations was $84,000 in 2005 compared to $35,000 in 2004 and $30,000 in 2003. Roberts, Cushman's sales and profits are immaterial to us as a whole, and the segment does not fit our business model for the future. We continue to assess strategic options for this segment.

Financial Condition

At December 31, 2004, our net total assets were $22.2 million. We held $12.7 million of inventory and $1.9 million of property and equipment. Our cash totaled $2.5 million and our receivables were $2.0 million. Current liabilities were $3.8 million, while our long-term debt was $505,000. Total stockholders' equity at the end of 2004 had increased to $17.3 million, primarily as a result of the $2.7 million net income recorded in 2004.

At December 31, 2005, we held $3.2 million of cash, $15.6 million of inventory, accounts receivable of $2.2 million, and $1.7 million of property and equipment. Goodwill and other intangibles (net of amortization and depreciation) were $747,000 and $399,000, respectively. We also own a leather artwork collection, most of which was created by Al Stohlman, a legendary leathercrafter, valued on our balance sheet at $250,000. Net total assets were $25.7 million. Current liabilities were $4.1 million (including $134,000 of current maturities of long-term debt), while long-term debt was $111,000. Total stockholders’ equity at the end of 2005 was $21.2 million.

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2005	2004	2003
Solvency Ratios:
Quick Ratio	Cash+Accts Rec/Total Current Liabilities	1.31	1.21	1.40
Current Ratio	Total Current Assets/Total Current Liabilities	5.30	4.79	6.16
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.19	0.22	0.17
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.26	0.30	0.23
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.21	0.28	0.31
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.08	0.11	0.13

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	44.17	43.57	41.45
Inventory Turnover	Sales/Average Inventory	3.57	3.87	3.51
Assets to Sales	Total Assets/Sales	0.51	0.48	0.46
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.38	3.21	3.18
Accounts Payable to Sales	Accounts Payable/Sales	0.02	0.04	0.04

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.07	0.06	0.07
Return on Assets	Net Profit After Taxes/Total Assets	0.14	0.12	0.14
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.18	0.15	0.19

Capital Resources and Liquidity

On November 1, 2004, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (formerly BankOne, N.A.), which replaced our line of credit with Wells Fargo Bank. The current facility matures in October 2008 and is secured by our accounts receivable and inventory. We opted to reduce the maximum amount that may be borrowed under this line of credit to $3.0 million in order to reduce the fees required on the un-borrowed portion of the line.

We are currently in compliance with all covenants and conditions contained in the JPMorgan Chase Credit Agreement and have no reason to believe that we will not continue to operate in compliance with the provisions of these financing arrangements. The principal terms and conditions of the Credit Agreement are described in further detail in Note 5 to the Consolidated Financial Statements, Notes Payable and Long-Term Debt.

We borrow and repay funds under revolving credit terms as needed. Principal balances at the end of each quarter are shown below:

4th Qtr. ‘04	1st Qtr. ‘05	2nd Qtr. ‘05	3rd Qtr. ‘05	4th Qtr. ‘05
$505,154	$-0-	$-0-	$-0-	$-0-

Total bank indebtedness at the end of 2004 and 2005 are shown below:

	December 31,
	2004		2005
	Principal	Accrued Interest	Principal	Accrued Interest
Revolving Line	$505,154	$6,219	$-0-	$-0-

Reflecting the reduction of bank indebtedness during the period, our financing activities for 2005, 2004 and 2003 had net cash requirements (deficits) of $447,000, $1.2 million and $1.3 million, respectively.

The primary source of liquidity and capital resources during 2005 was cash flow provided by operating activities. Cash flow from operations for 2005 and 2004 was $1.5 million and $2.9 million, respectively, the largest portion generated from net income partially offset by the increase in inventory. Cash flow from operations in 2003 was $3.3 million.

Consolidated accounts receivable increased to $2.2 million at December 31, 2005 compared to $2.0 million at December 31, 2004. Average days to collect accounts slowed slightly from 43.57 days in 2004 to 44.17 days in 2005 on a consolidated basis.

Inventory increased from $12.7 million at the end of 2004 to $15.7 million at December 31, 2005. We expect our inventory to slowly trend upward as we continue our expansion of the Tandy Leather store chain. We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected store growth and expansion. While we are fairly pleased with our investment in inventory at the end of 2005, it was approximately 7% above our internal targets of optimum inventory levels.

Consolidated inventory turned 3.57 times during 2005, a slight slow down from the 3.87 times turned in 2004. We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2005	2004	2003
Wholesale Leathercraft	2.68	3.11	2.97
Retail Leathercraft	8.23	8.88	8.69
Other	3.75	4.12	3.71

Wholesale Leathercraft distribution centers only	7.73	8.69	8.26

Retail Leathercraft inventory turns are significantly higher than that of the Wholesale Leathercraft because its inventory consists only of the inventory at the stores. The Tandy Leather stores have no warehouse (backstock) inventory to include in the turnover computation as the stores get their product from the central warehouse. Wholesale Leathercraft’s turns are expected to be slower because the central warehouse inventory supports the stores and distribution centers.

Accounts payable decreased to $1.2 million at the end of 2005 compared to $1.9 million at the end of 2004 due primarily to quicker payment of purchases.

As discussed above, the largest use of operating cash in 2005 was for inventory purchases and reduction of accounts payable. Capital expenditures totaled $273,000 and $370,000 for the years ended December 31, 2005 and 2004, respectively. The 2005 capital expenditures consisted of fixtures and equipment for the new Tandy Leather retail stores ($138,000), and miscellaneous computer and other office equipment ($135,000). Capital expenditures in 2004 occurred primarily due to the expansion of the Tandy Leather store chain ($155,000), the remodel of the accounting offices at our corporate complex ($77,000) and miscellaneous other equipment ($124,000). Also in 2004, we made expenditures of $557,000 to purchase our primary Canadian competitor as well as three U.S.-based independent leathercraft stores for conversion to Tandy Leather stores. Since we intend to continue opening or acquiring new Tandy Leather stores, expenditures related to this expansion should continue into 2006.

We believe that cash flow from operations will be adequate to fund our operations in 2006, while also funding expansion. At this time, we know of no trends or demands, commitments events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations. In addition, we anticipate that this cash flow will enable us to meet the contractual obligations and commercial commitments. However, if cash flows should decrease or uses of cash increase, we may increase our borrowings on our line of credit as needed. We believe that, if desired, our present financial condition would permit us to increase the maximum amount that could be borrowed from lenders. Further, we could defer expansion plans if required by unanticipated drops in cash flow. In particular, because of the relatively small investment required by each new Tandy Leather store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2005, 2004 and 2003, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2005 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 -5 Years	After 5 Years
Long-Term Debt(1)	--	--	--	--	--
Capital Lease Obligations	245,789	$ 134,067	111,722	--	--
Operating Leases(2)	6,222,988	2,248,426	3,710,456	$264,106	--
Total Contractual Obligations	$6,468,777	$2,382,493	$3,822,178	$264,106	$ --
____________________
(1) Our loan from JPMorgan Chase matures in October 2008. The loan's maturity can be accelerated in the event of a material adverse change or upon other occurrences described in the related credit agreement.
(2) These are our leased facilities.

The interest rate on the capital lease is 0%. Any imputed interest over the term of the lease would be insignificant.

Summary of Critical Accounting Policies

We strive to report our financial results in a clear and understandable manner, although in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow generally accepted accounting principles in the U.S. in preparing our consolidated financial statements. These principles require us to make estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our more significant accounting policies and how they are applied in preparation of the financial statements.

Basis of Consolidation. We report our financial information on a consolidated basis. Therefore, unless there is an indication to the contrary, financial information is provided for the parent company, Tandy Leather Factory, Inc., and its subsidiaries as a whole. Transactions between the parent company and any subsidiaries are eliminated for this purpose. We own all of the capital stock of our subsidiaries, and we do not have any subsidiaries that are not consolidated. None of our subsidiaries are “off balance sheet.”

Revenue Recognition. We recognize revenue for retail (over the counter) sales as transactions occur and other sales upon shipment of our products, provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

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

Inventory. Inventory is stated at the lower of cost or market and is accounted for on the “first in, first out” method. This means that sales of inventory treat the oldest item of identical inventory as being the first sold. In addition, we regularly reduce the value of our inventory for slow-moving or obsolete inventory. This reduction is based on our review of items on hand compared to their estimated future demand. If actual future demand is less favorable than what we project, additional write-downs may be necessary. Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.

Goodwill. We have indicated previously that a change in the accounting rules necessitated a change in 2002 in how we report goodwill on our balance sheet. As a result, we incurred an impairment write-down in 2002 of our investment in Roberts, Cushman in the amount of $4.0 million. We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carry value. As of December 31, 2005, we determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. If actual results of these stores differ significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

Forward-Looking Statements

“Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report contain forward-looking statements of management. In general, these are predictions or suggestions of future events and statements or expectations of future occurrences. There are important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

•
We might fail to realize the anticipated benefits of the opening of Tandy Leather retail stores or we might be unable to obtain sufficient new locations on acceptable terms to meet our growth plans. Further, we might fail to hire and train competent managers to oversee the stores opened.

•	Political considerations here and abroad could disrupt our sources of supplies from abroad or affect the prices we pay for goods.

•	Continued involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect our inventory sources.

•
A slump in the economy in the United States, as well as abroad, may cause our sales to decrease or not to increase or adversely affect the prices charged for our products. Also, hostilities, terrorism or other events could worsen this condition.

•	As a result of the on-going threat of terrorist attacks on the United States, consumer buying habits could change and decrease our sales.

•
Livestock diseases such as mad cow could reduce the availability of hides and leathers or increase their cost. Also, the prices of hides and leathers fluctuate in normal times, and these fluctuations can affect us.

•	If, for whatever reason, the costs of our raw materials and inventory increase, we may not be able to pass those costs on to our customers.

•
Other factors could cause either fluctuations in buying patterns or possible negative trends in the craft and western retail markets. In addition, our customers may change their preferences to products other than ours, or they may not accept new products as we introduce them.

•	Tax or interest rates might increase. In particular, interest rates have been increasing. These increases will increase our costs of borrowing funds as needed in our business.

•	Any change in the commercial banking environment may affect us and our ability to borrow capital as needed.

•	Other uncertainties, which are difficult to predict and many of which are beyond our control, may occur as well.

We do not intend to update forward-looking statements.

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure is related to our subsidiary in Canada. The Leather Factory of Canada, Ltd. has local currency (Canadian dollar) revenue and local currency operating expenses. Changes in the currency exchange rate impact the U.S. dollar amount of revenue and expenses. See Note 13 to the Consolidated Financial Statements, Segment Information, for financial information concerning our foreign activities.

Interest Rate Risk

We are subject to market risk associated with interest rate movements on outstanding debt. Our current credit agreement with JPMorgan Chase accrues interest at a rate that changes with fluctuations in the prime rate. Because we currently have no outstanding borrowings, changes in the prime rate do not impact us in this area.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash	$3,215,727	$2,560,202
Accounts receivable-trade, net of allowance for doubtful accounts of $138,000 and $85,000 in 2005 and 2004, respectively	2,178,848	2,032,289
Inventory	15,669,182	12,749,709
Deferred income taxes	273,872	199,308
Other current assets	358,058	629,723
Total current assets	21,695,687	18,171,231

PROPERTY AND EQUIPMENT, at cost	6,424,091	6,181,834
Less accumulated depreciation and amortization	(4,664,614)	(4,277,269)
	1,759,477	1,904,565

GOODWILL	746,611	742,860
OTHER INTANGIBLES, net of accumulated amortization of $223,000 and $185,000 in 2005 and 2004, respectively	398,967	437,758
OTHER assets	1,079,731	910,749
	$25,680,473	$22,167,163

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,220,420	$1,954,146
Accrued expenses and other liabilities	2,550,573	1,682,003
Income taxes payable	199,581	22,764
Current maturities of capital lease obligation	134,067	134,067
Total current liabilities	4,104,641	3,792,980

DEFERRED INCOME TAXES	206,253	313,006

LONG-TERM DEBT, net of current maturities	-	505,154
CAPITAL LEASE OBLIGATION, net of current maturities	111,722	245,790
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 10,741,835 and 10,560,661 shares issued at 2005 and 2004,
10,735,976 and 10,554,711 outstanding at 2005 and 2004, respectively	25,780	25,345
Paid-in capital	4,988,445	4,796,999
Retained earnings	16,172,475	12,458,760
Treasury stock	(25,487)	(25,487)
Accumulated other comprehensive income	96,644	54,616
Total stockholders' equity	21,257,857	17,310,233
	$25,680,473	$22,167,163

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

NET SALES	$ 50,719,574	$ 46,146,284	$ 41,712,191
COST OF SALES	21,964,530	20,706,239	19,020,292
Gross Profit	28,755,044	25,440,045	22,691,899

OPERATING EXPENSES	23,181,633	21,181,599	18,594,240
INCOME FROM OPERATIONS	5,573,411	4,258,446	4,097,659

OTHER (INCOME) EXPENSE:
Interest expense	3,188	53,400	206,942
Other, net	(137,690)	(8,600)	(81,773)
Total other (income) expense	(134,502)	44,800	125,169

INCOME BEFORE INCOME TAXES	5,707,913	4,213,646	3,972,490

PROVISION FOR INCOME TAXES	1,994,199	1,559,605	1,232,116

NET INCOME	$3,713,714	$2,654,041	$ 2,740,374

NET INCOME PER COMMON SHARE - BASIC	$0.35	$0.25	$ 0.27

NET INCOME PER COMMON SHARE - DILUTED	$0.34	$0.24	$ 0.25

Weighted Average Number of Shares Outstanding:
Basic	10,643,004	10,543,994	10,323,549
Diluted	10,976,240	10,957,518	10,861,305

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,713,714	$ 2,654,041	$ 2,740,374
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	456,706	452,653	529,262
Gain on disposal of assets	(9,145)	(2,000)	(9,103)
Deferred income taxes	(181,317)	38,721	47,991
Other	38,276	20,123	47,235
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(146,559)	(112,738)	109,960
Inventory	(2,919,473)	(1,303,762)	1,615,451
Income taxes	176,817	228,787	(150,379)
Other current assets	271,664	(102,163)	(30,119)
Accounts payable-trade	(733,726)	406,357	(49,830)
Accrued expenses and other liabilities	868,570	658,692	(1,502,904)
Total adjustments	(2,178,187)	284,670	607,564
Net cash provided by operating activities	1,535,527	2,938,711	3,347,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(272,826)	(369,559)	(360,202)
Payments in connection with businesses acquired	-	(556,794)	-
Proceeds from sale of assets	9,145	2,000	6,217
Decrease (increase) in other assets	(168,981)	10,280	(27,970)
Net cash used in investing activities	(432,662)	(914,073)	(381,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans	(505,154)	(1,287,830)	(2,420,550)
Payments on notes payable and long-term debt	(134,067)	(23,478)	(6,556)
Decrease (increase) in cash restricted for payment on revolver	-	-	553,839
Payments received on notes secured by common stock	-	20,000	24,003
Repurchase of common stock (treasury stock)	-	(25,487)	-
Proceeds from issuance of common stock and warrants	191,881	124,015	510,068
Net cash used in financing activities	(447,340)	(1,192,780)	(1,339,196)

NET INCREASE IN CASH	655,525	831,858	1,626,787

CASH, beginning of period	2,560,202	1,728,344	101,557

CASH, end of period	$3,215,727	$2,560,202	$ 1,728,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$ 3,188	$ 59,773	$ 216,275
Income tax paid during the period, net of (refunds)	1,954,364	1,197,347	1,138,799

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	-	$ 402,201	-

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2005, 2004 and 2003

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Notes receivable - secured by common stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
BALANCE, December 31, 2002	10,149,961	$24,360	$4,163,901	-	$7,064,345	$(44,003)	$(38,541)	$11,170,062

Payments on notes receivable secured by common stock	-	-	-	-	-	24,003	-	24,003
Shares issued - stock options exercised	338,000	811	442,016	-	-	-	-	442,827
Warrants to acquire 100,000 shares of common stock issued	-	-	67,241	-	-	-	-	67,241
Net income	-	-	-	-	2,740,374	-	-	2,740,374	$2,740,374
Translation adjustment	-	-	-	-	-	-	64,986	64,986	64,986
BALANCE, December 31, 2003	10,487,961	$25,171	$4,673,158	-	$9,804,719	$(20,000)	$26,445	$14,509,493

Comprehensive income for the year ended December 31, 2003	$2,805,360

Payments on notes receivable secured by common stock	-	-		-	-	20,000	-	20,000
Shares issued - stock options and warrants exercised	72,700	174	74,896	-	-	-	-	75,070
Warrants to acquire 50,000 shares of common stock issued	-	-	48,945	-	-	-	-	48,945
Purchase of treasury stock	-	-	-	(25,487)	-	-	-	(25,487)
Net income	-	-	-	-	2,654,041	-	-	2,654,041	$2,654,041
Translation adjustment	-	-	-	-	-	-	28,171	28,171	28,171
BALANCE, December 31, 2004	10,560,661	$25,345	$4,796,999	$(25,487)	$12,458,760	-	$54,616	$17,310,233

Comprehensive income for the year ended December 31, 2004	$2,682,212

Shares issued - stock options and warrants exercised	181,174	435	191,446	-	-	-	-	191,881
Net income	-	-	-	-	3,713,714	-	-	3,713,714	$3,713,714
Translation adjustment	-	-	-	-	-	-	42,029	42,029	42,029
BALANCE, December 31, 2005	10,741,835	$25,780	$4,988,445	$(25,487)	$16,172,474	-	$96,645	$21,257,857

Comprehensive income for the year ended December 31, 2005	$3,755,743

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, and 2003

1. DESCRIPTION OF BUSINESS

Our primary line of business is the sale of leather, leather crafts and related supplies. We sell our products via company-owned stores throughout the United States and Canada. Numerous customers including retailers, wholesalers, assemblers, distributors and other manufacturers are geographically disbursed throughout the world. We also have light manufacturing facilities in Texas and New York.

On May 23, 2005, our stockholders approved changing our name from The Leather Factory, Inc. to Tandy Leather Factory, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES

•	Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Assets and liabilities with reported amounts based on significant estimates include trade accounts receivables, inventory (slow-moving), and deferred income taxes.

•	Principles of consolidation

Our consolidated financial statements include the accounts of Tandy Leather Factory, Inc. and its wholly owned subsidiaries, The Leather Factory, L.P. (a Texas limited partnership) and its corporate partners, Tandy Leather Company, L.P. (a Texas limited partnership) and its corporate partners, Roberts, Cushman & Company, Inc. (a New York corporation), and The Leather Factory of Canada, Ltd. (a Canadian corporation). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

•	Foreign currency translation

Foreign currency translation adjustments arise from activities of our Canadian operations. Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates. Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity. Gains and (losses) resulting from foreign currency translations are reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.

•	Revenue recognition

Our sales generally occur via two methods: (1) at the store counter, and (2) shipment by common carrier. Sales at the counter are recorded and title passes as transactions occur. Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer. Shipping terms are normally FOB shipping point.

We offer an unconditional satisfaction guarantee to all customers and accept all product returns. Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

•	Discounts

We maintain four price levels on a consistent basis: retail, wholesale, business, and distributor. Gross sales are reported after deduction of discounts. We do not pay slotting fees or make other payments to resellers. Several customers require us to participate in their cooperative advertising programs. These programs are a negotiated percentage of their purchases and are accounted for as a reduction of sales.

•	Expense categories

Cost of goods sold include inbound freight and duty charges from vendors to our central warehouse, freight and handling charges to move merchandise from our central warehouse to our stores, and manufacturing overhead, as appropriate.

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

Potential impairments of long-lived assets are reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 144, impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.

•	Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive, the effect of outstanding options and warrants using the treasury stock method. Unearned shares, if any, held by the Employees' Stock Ownership Plan (ESOP) are deemed not to be outstanding for earnings per shares calculations.

BASIC	2005	2004	2003
Net income	$3,713,714	$ 2,654,041	$ 2,740,374

Weighted average common shares outstanding	10,643,004	10,543,994	10,323,549

Earnings per share - basic	$ 0.35	$ 0.25	$ 0.27

DILUTED
Net income	$ 3,713,714	$ 2,654,041	$ 2,740,374

Weighted average common shares outstanding	10,643,004	10,543,994	10,323,549
Effect of assumed exercise of stock options and warrants	333,236	413,524	537,756
Weighted average common shares outstanding, assuming dilution	10,976,240	10,957,518	10,861,305

Earnings per share - diluted	$ 0.34	$ 0.24	$ 0.25

Outstanding options and warrants excluded as anti-dilutive	-	136,000	60,000

For additional disclosures regarding the employee stock options and the warrants, see Note 11. The net effect of converting stock options and warrants to purchase 596,174 and 752,500 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2005 and 2004, respectively.

•	Goodwill and other intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. As a result of SFAS 142, an impairment write-down occurred in the first quarter of 2002 of the investment in subsidiary, Roberts, Cushman & Company, Inc., in the amount of $4.0 million. We periodically analyze goodwill remaining on the balance sheet to determine the appropriateness of its carrying value and have elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2005, we determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally the same as the operating segments identified in Note 13 - Segment Information.

A summary of changes in our goodwill for the years ended December 31, 2005 and 2004 is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
Balance, December 31, 2003	$351,406	$352,829	$704,235
Acquisitions and adjustments	-	30,577	30,577
Foreign exchange gain/loss	8,048	-	8,048
Impairments	-	-	-
Balance, December 31, 2004	$359,454	$383,406	$742,860
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	3,751	-	3,751
Impairments	-	-	-
Balance, December 31, 2005	$363,205	$383,406	$746,611

As of December 31, 2005 and 2004, our intangible assets and related accumulated amortization consisted of the following:
	As of December 31, 2005
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$210,902	$333,467
Non-Compete Agreements	78,000	12,500	65,500
	$622,369	$223,402	$398,967

	As of December 31, 2004
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$174,611	$369,758
Non-Compete Agreements	78,000	10,000	68,000
	$622,369	$184,611	$437,758

Excluding goodwill, we have no intangible assets not subject to amortization under SFAS 142. Amortization of intangible assets of $38,791 in 2005, $33,782 in 2004, and $52,215 in 2003 was recorded in operating expenses. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2006	$5,954	$32,837	$38,291
2007	5,954	31,837	37,791
2008	5.954	30,337	36,291
2009	5,954	30,337	36,291
2010	5,954	30,337	36,291

During 2005, we did not acquire any intangible assets.

•	Fair value of financial Instruments

The principal financial instruments held consist of accounts receivable, accounts payable, notes payable and long-term debt. The carrying value of accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts. The interest rates on our notes payable and long-term debt fluctuate with changes in the prime rate and are the rates currently available to us; therefore, the carrying amount of those instruments approximates their fair value.

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

At December 31, 2005, we had two stock-based compensation plans, which are described more fully in Note 11. No stock-based compensation cost is reflected in net income in 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$3,713,714	$2,654,041	$2,740,374
Plus: Stock -based employee compensation expense included in reported net income, net of tax	-	-	-
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	122,934	117,443	98,186
Pro forma net income	$3,590,780	$2,536,598	$2,642,188

Earnings per share:
Basic - as reported	$0.35	$0.25	$0.27
Basic - pro forma	$0.34	$0.24	$0.26

Diluted - as reported	$0.34	$0.24	$0.25
Diluted - pro forma	$0.33	$0.23	$0.24

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Volatility	36.6%	36.4%	69.6%
Expected option life	3-5	3-5	5
Interest rate (risk free)	4.25%	3.375%	3.25%
Dividends	None	None	None

The effect on 2005, 2004 and 2003 pro forma net income (loss) and earnings (loss) per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) was issued. SFAS 123R replaces SFAS No. 123 and supercedes APB Opinion No. 25. We are required to adopt SFAS 123R beginning January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS no longer will be an alternative to financial statement recognition. See Note 14 - Recent Accounting Pronouncements for additional information.

•	Comprehensive income

Comprehensive income represents all changes in stockholders’ equity, exclusive of transactions with stockholders. The accumulated balance of foreign currency translation adjustments is presented in the consolidated financial statements as “accumulated other comprehensive income or loss”.

•	Shipping and handling costs

All shipping and handling costs incurred by us are included in operating expenses on the statements of income. These costs totaled approximately $1,504,000, $1,360,000 and $1,206,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expense as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months. Such capitalized costs are included in other current assets and totaled $211,000 and $217,000 at December 31, 2005 and 2004, respectively. Total advertising expense was $3,074,991 in 2005; $2,571,124 in 2004; and $2,399,879 in 2003.

We agree to list the names and addresses of our Authorized Sales Centers (ASCs) in certain mailing pieces produced. The inclusion of these names and addresses are at our sole discretion. The production and distribution of direct mailings is the primary method of advertising we use and normally consists of 50 to 75 unique mailing pieces annually. Generally, the ASCs are listed in six to eight of those pieces. We believe that the inclusion of these ASC locations in the flyers has no impact on our financial statements.

•	Cash flows presentation

For purposes of the statement of cash flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

3. VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer. Accounts are written off as they are deemed uncollectible based on a periodic review of accounts. Our allowance for doubtful accounts was $137,587 and $85,132, respectively, at December 31, 2005 and 2004. The following is a roll forward of the allowance for doubtful accounts:

	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
Year ended December 31, 2005	$ 85,133	-	87,873	527	(35,946)	$137,587
Year ended December 31, 2004	$ 31,469	9,785	104,587	4,980	(65,688)	$85,133
Year ended December 31, 2003	$ 77,657	-	87,175	967	(134,330)	$31,469

•	Sales returns and defective merchandise

Product returns are generally recorded directly against sales as those returns occur. Historically, the amount of returns is immaterial and as a result, no reserve is recorded in the financial statements.

•	Slow-moving and obsolete inventory

The majority of inventory items maintained by us have no restrictive shelf life. We review all inventory items annually to determine what items should be eliminated from the product line. Items are selected for several reasons: (1) the item is slow-moving; (2) the supplier is unable to provide an acceptable quality or quantity; or (3) to maintain a freshness in the product line. Once an item has been selected to discontinue, we devalue the cost of the item by 25% of its original value each quarter until its value has been reduced to zero. Reductions in inventory for slow-moving and obsolete inventory are recorded directly against inventory.

4. BALANCE SHEET COMPONENTS as of December 31,
		2005	2004
INVENTORY
On hand:
Finished goods held for sale		$14,035,384	$11,571,869
Raw materials and work in process		984,878	1,177,840
Inventory in transit		648,920	-
	TOTAL	$15,669,182	$12,749,709

PROPERTY AND EQUIPMENT
Leasehold improvements		$1,199,996	$1,181,828
Equipment		4,093,722	3,837,654
Furniture and fixtures		1,064,081	939,976
Vehicles		66,292	46,068
		6,424,091	6,005,526
Less: accumulated depreciation		(4,664,614)	(4,100,961)
	TOTAL	$1,759,477	$1,904,565

Depreciation expense was $417,914, $444,878, and $477,047 for the years ended December 31, 2005, 2004 and 2003, respectively.

		2005	2004
OTHER CURRENT ASSETS
Accounts receivable - employees		$12,158	$40,401
Accounts receivable - other		2,037	70,814
Prepaid expenses		313,344	436,011
Payments on merchandise not received		30,519	82,497
	TOTAL	$358,058	$629,723

OTHER ASSETS
Security deposits - utilities, locations, etc.		$83,087	$75,903
Leather art collection		250,000	250,000
Computer software not implemented yet		746,644	584,846
	TOTAL	$1,079,731	$910,749

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses		$1,120,517	$768,937
Accrued payroll		328,691	212,298
Accrued ESOP contribution		-	140,000
Sales and payroll taxes payable		208,396	208,896
Inventory in transit		648,920	-
Other		244,049	351,872
	TOTAL	$2,550,573	$1,682,003

5. NOTES PAYABLE AND LONG-TERM DEBT

On November 1, 2004, we entered into a Credit Agreement with JPMorgan Chase (“Chase”), formerly known as Bank One, pursuant to which Chase agreed to provide a revolving credit facility of up to $3,000,000. The revolver bears interest at prime less .5% or LIBOR plus 1.35% and matures on October 6, 2008.

At December 31, 2005 and 2004, the amounts outstanding under the above agreements and other long-term debt consisted of the following:

	2005	2004
Credit Agreement with Chase - collateralized by inventory and accounts receivable; payable as follows:
Line of Credit Note dated October 6, 2004 in the maximum principal amount of $3,000,000 with revolving features as more fully described below - interest due quarterly at prime less .5% (7.25% at 12/31/2005) or LIBOR plus 1.35%; matures October 6, 2008	$ -	$505,154
	-	505,154
Less - Current maturities	-	-
	$ -	$505,154

The terms of the Credit Facility contain various covenants which, among other things, require us to meet a specific debt service coverage ratio and limit capital expenditures. We are prohibited from incurring indebtedness except as permitted by the terms of the Credit Facility, from entering into any new business or making material changes in any of our business objectives, purposes or operations. We also have an affirmative duty to disclose any covenant violation to the lender.

6. CAPITAL LEASE OBLIGATIONS

We lease certain licensed software under a capital lease agreement. The asset subject to the agreement totaling $402,201 is included in other assets as of December 31, 2005. The asset will be reclassified into property and equipment once the conversion and implementation process is completed.

At December 31, 2005 and 2004, the amounts outstanding under capital lease obligations consisted of the following:

	2005	2004
Capital Lease secured by certain licensed software - total monthly principal payments of $11,172, no interest, maturing October 2007	$245,789	$379,857
Less - Current maturities	134,067	134,067
	$111,722	$245,790

7. EMPLOYEE BENEFIT PLAN

We have an Employee Stock Ownership Plan (the "Plan") for employees with at least one year of service (as defined by the Plan) and who have reached their 21st birthday. Under the Plan, we make annual cash or stock contributions to a trust for the benefit of eligible employees. As of December 31, 2005, 223 employees and former employees were participants in or beneficiaries of the ESOP. The trust invests in shares of our common stock and those shares are included in our earnings per share calculations. The amount of our annual contribution is discretionary. Benefits under the Plan are 100% vested after three years of service and are payable upon death, disability or retirement. Vested benefits are payable upon termination of employment.

We apply Statement of Position 93-6 (SOP 93-6), "Employers’ Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs. During 2005, 2004, and 2003, respectively, we contributed $300,000; $250,000; and $221,400 in cash as current year contributions to the plan and recognized compensation expense related to these payments.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2005, 2004, and 2003:

	Number of Shares			Market Value
	2005	2004	2003	2005	2004	2003
Allocated	943,241	948,147	981,540	$6,461,201	$3,365,922	$4,750,654
Unearned	-	-	-	-	-	-
Total	943,241	948,147	981,540	$6,461,201	$3,365,922	$4,750,654

We currently offer no postretirement or postemployment benefits to our employees.

8. INCOME TAXES

The provision for income taxes consists of the following:

		2005	2004	2003
Current provision:
	Federal	$1,932,791	$1,380,951	$1,144,763
	State	242,725	139,933	40,267
		2,175,516	1,520,884	1,185,030

Deferred provision (benefit):
	Federal	(166,850)	33,483	46,850
	State	(14,467)	5,238	236
		(181,317)	38,721	47,086

		$1,994,199	$1,559,605	$1,232,116

Income before income taxes is earned in the following tax jurisdictions:

	2005	2004	2003
United States	$5,220,991	$ 4,078,434	$ 3,744,550
Canada	486,922	135,212	227,940
	$5,707,913	$ 4,213,646	$ 3,972,490

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

2005	2004
Deferred income tax assets:
Allowance for doubtful accounts	$ 45,665	$ 26,546
Capitalized inventory costs	134,466	115,022
Warrants	41,498	42,989
Accrued expenses, reserves, and other	93,741	57,740

Total deferred income tax assets	315,370	242,297

Deferred income tax liabilities:
Property and equipment depreciation	193,337	249,892
Goodwill and other intangible assets amortization	54,414	106,103

Total deferred income tax liabilities	247,751	355,995

Net deferred tax asset (liability)	$67,619	($113,698)

The net deferred tax liability is classified on the balance sheets as follows:

	2005	2004
Current deferred tax assets	$273,872	$ 199,308
Long-term deferred tax liabilities	(206,253)	(313,006)
Net deferred tax asset (liability)	$ 67,619	$ (113,698)

The effective tax rate differs from the statutory rate as follows:
	2005	2004	2003
Statutory rate	34%	34%	34%
State and local taxes	4%	4%	1%
Other	(3%)	(1%)	(4%)
Effective rate	35%	37%	31%

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our primary office facility and warehouse are leased under a five-year lease agreement that expires in March 2008. Rental agreements for the stores and warehouse distribution units expire on dates ranging from March 2006 to February 2011. The lease agreement for our manufacturing facility in Long Island City, New York, expires on June 30, 2006.

Rent expense on all operating leases for the years ended December 31, 2005, 2004, and 2003, was $2,227,345, $1,994,030, and $1,814,457, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2005 were as follows:

Year ending December 31:
2006	$2,248,426
2007	1,895,477
2008	1,172,786
2009	642,193
2010 and thereafter	264,106
Total minimum lease payments	$6,222,988

Litigation

We are involved in various litigation that arise in the ordinary course of its business and operations. There are no such matters pending that we expect to have a material impact on our financial position and operating results.

10. SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leather crafts. While no single customer accounts for more than 10% of our consolidated revenues in 2005, 2004 and 2003, sales to our five largest customers represented 9.38%, 10.6% and 13.8%, respectively, of consolidated revenues in those years. While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier. Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited. At December 31, 2005 and 2004, 21.9% and 16.3%, respectively, of our consolidated accounts receivable were due from three nationally recognized retail chains. We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate. It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations and financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

11. STOCKHOLDERS' EQUITY

(a)	Stock Option Plans

1995 Stock Option Plan

In connection with the 1995 Stock Option Plan for officers and key management employees, we have outstanding options to purchase our common stock. The plan provides for the granting of either qualified incentive stock options or non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest over a five-year period. We have reserved 1,000,000 shares of common stock for issuance under this plan.

1995 Director Non-Qualified Stock Option Plan

In connection with the 1995 Director Non-qualified Stock Option Plan for non-employee directors, we have outstanding options to purchase our common stock. The plan provides for the granting of non-qualified options at the discretion of the Compensation Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months. We have reserved 100,000 shares of common stock for issuance under this plan.

Stock Option Summary

All options expire ten years from the date of grant and are exercisable at any time after vesting. Of the combined 1,100,000 shares available for issuance under the two plans, at December 31, 2005, 2004 and 2003, there were 44,000, 40,000, and 58,000, respectively, in un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2005, 2004, and 2003, is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	602,500	$1.630	675,200	$1.540	747,200	$1.196
Granted	8,000	4.960	18,000	3.598	68,000	4.200
Forfeited or expired	(12,000)	1.350	(18,000)	1.350	(2,000)	2.720
Exchanged	-	-	-	-	-	-
Exercised	(177,500)	1.081	(72,700)	1.053	(138,000)	0.972
Outstanding at December 31	421,000	$1.930	602,500	$1.630	675,200	$1.540
Exercisable at end of year	295,000	$1.670	354,500	$1.320	308,200	$1.158
Weighted-average fair value of
options granted during year	$1.48		$1.20		$2.31

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$0.75 or Less	4,000	$0.595	3.24	14,000	$0.595	3.24
$0.76 to $1.125	52,000	$0.942	4.70	52,000	$0.942	4.70
$1.126 to $1.69	267,000	$1.350	5.40	193,000	$1.350	5.40
$1.70 to $2.55	2,000	$1.900	5.74	2,000	$1.900	5.74
$2.56 to $3.84	12,000	$3.270	8.31	4,000	$3.050	7.68
$3.85-$4.96	84,000	$4.241	8.01	40,000	$4.098	7.93
	421,000	$1.930	5.90	295,000	$1.670	5.62

(b)	Warrants

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

A summary of warrant transactions for the years ended December 31, 2005, 2004, and 2003, is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	150,000	3.7333	100,000	3.1000	200,000.4375
Granted	-	-	50,000	5.0000	100,000	3.1000
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(10,000)	3.1000	-	-	(200,000)	.4375
Outstanding at December 31	140,000	3.7786	150,000	3.7333	100,000	3.1000
Exercisable at end of year	140,000	3.7786	150,000	3.7333	100,000	3.1000
Weighted-average fair value of
warrants granted during year	-		$ 0.98		$ 0.67

The following table summarizes outstanding warrants into groups based upon exercise price ranges at December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Maturity		Exercise	Maturity
Exercise Price Range	Warrant	Price	(Years)	Warrant	Price	(Years)
$3.00 or Less	-	-	-	-	-	-

More than $3.00 and
Less Than $5.00	90,000	$3.1000	2.12	90,000	$3.1000	2.12

$5.00 or More	50,000	$5.0000	3.15	50,000	$5.0000	3.15
	140,000	$3.7786	2.49	140,000	$3.7786	2.49

12. BUSINESS ACQUISITIONS

During 2004, we acquired certain assets of the following entities for a total purchase price of $156,452:

Entity	Location	Date of acquisition
Robyn's LLC	Syracuse, NY	January 2004
Hawkins Handcrafted Leathers	St. Louis, MO	February 2004
Santa Fe Hides & Trappings	Santa Fe, NM	July 2004

All of the acquired entities were formerly operated as independent retail leathercraft stores. The assets purchased in these acquisitions consisted primarily of inventory, store furniture and fixtures, and equipment. Goodwill recognized in these transactions amounted to $30,577, and is reported in the Retail Leathercraft segment. We also entered into non-compete agreements with the former owners totaling $26,000 for periods ranging from one to five years.

On November 30, 2004, we acquired all of the issued and outstanding shares of capital stock of 1124055 Ontario Inc., a Canadian corporation, and its wholly-owned subsidiary, Heritan Ltd. The total purchase price was approximately $400,000 which was funded with cash generated from operations. For financial reporting purposes, the transaction was accounted for under the purchase method, effective December 1, 2004.

13. SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

•	Wholesale Leathercraft, which consists of a chain of warehouse distribution units operating under the name, The Leather Factory, located in the United States and Canada;
•	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in the United States and Canada; and
•	Other, which is a manufacturer of decorative hat trims sold directly to hat manufacturers.

Our reportable operating segments have been determined as separately identifiable business units. We measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the year ended December 31, 2005
Net Sales	$31,046,268	$18,023,214	$1,650,092	$50,719,574
Gross Profit	17,152,549	11,142,350	460,145	28,755,044
Operating earnings	3,721,891	1,766,960	84,560	5,573,411
Interest expense	(3,188)	-	-	(3,188)
Other, net	126,040	11,650	-	137,690
Income before income taxes	3,844,743	1,778,610	84,560	5,707,913
Depreciation and amortization	323,881	125,493	7,332	456,706
Fixed asset additions	131,603	136,630	4,593	272,826
Total assets	$20,999,477	$3,896,291	$784,705	$25,680,473

For the year ended December 31, 2004
Net Sales	$30,630,122	$13,515,662	$2,000,500	$46,146,284
Gross Profit	16,485,052	8,348,616	606,377	25,440,045
Operating earnings	3,013,316	1,210,566	34,564	4,258,446
Interest expense	53,400	-	-	53,400
Other, net	(6,748)	(1,852)	-	(8,600)
Income before income taxes	2,966,664	1,212,418	34,564	4,213,646
Depreciation and amortization	363,878	80,045	8,730	452,653
Fixed asset additions	226,095	127,086	16,378	369,559
Total assets	$17,991,403	$3,372,812	$802,918	$22,167,163

For the year ended December 31, 2003
Net Sales	$30,684,092	$9,216,838	$1,811,261	$41,712,191
Gross Profit	16,332,776	5,804,504	554,619	22,691,899
Operating earnings	3,462,457	604,291	30,911	4,097,659
Interest expense	206,942	-	-	206,942
Other, net	(81,838)	65	-	(81,773)
Income before income taxes	3,337,354	604,225	30,911	3,972,490
Depreciation and amortization	443,623	75,854	9,785	529,262
Fixed asset additions	214,256	137,115	8,831	360,202
Total assets	$15,409,084	$2,908,429	$740,893	$19,058,406

Net sales for geographic areas was as follows:
	2005	2004	2003
United States	$45,492,215	$42,485,339	$38,934,923
Canada	3,643,133	2,112,601	1,611,093
All other countries	1,584,226	1,548,344	1,166,175
	$50,719,574	$46,146,284	$41,712,191

Geographic sales information is based on the location of the customer. Net sales from no single foreign country was material to our consolidated net sales for the years ended December 31, 2005, 2004, and 2003. We do not have any significant long-lived assets outside of the United States.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," a revision of SFAS 123, Accounting for Stock Based Compensation." Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAAS No. 123R on January 1, 2006 using the modified prospective method. Under this method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. We expect that the adoption of SFAS No. 123R will reduce our fiscal 2006 operating income by approximately $105,000 based on the number of unvested options at the beginning of the year, excluding any that might be granted in 2006.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financial cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 become effective for annual periods beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have any impact on our consolidated financial statements.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Net sales	$12,707,516	$12,181,699	$11,777,133	$14,053,226
Gross profit	7,157,283	6,899,872	6,763,802	7,934,087
Net income	1,049,222	787,669	696,090	1,180,733
Net income per common share:
Basic	0,10	0.07	0.07	0.11
Diluted	0.10	0.07	0.06	0.11
Weighted average number of common shares outstanding:
Basic	10,584,244	10,615,802	10,679,389	10,735,702
Diluted	10,911,103	10,955,282	11,029,840	11,047,426

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Net sales	$12,180,877	$10,959,813	$10,580,074	$12,425,520
Gross profit	6,724,913	5,981,059	5,939,433	6,794,640
Net income	970,966	516,213	427,385	739,477
Net income per common share:
Basic	0.09	0.05	0.04	0.07
Diluted	0.09	0.05	0.04	0.07
Weighted average number of common shares outstanding:
Basic	10,506,995	10,553,243	10,560,661	10,554,776
Diluted	11,011,122	11,006,638	10,931,940	10,888,883

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
February 24, 2006

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

At the end of 2005, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, they concluded that, subject to the limitations described below, our disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission.

During the period covered by this report, there has been no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

Limitations on the Effectiveness of Controls. Our management, including the President, Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A well conceived and operated control system is based in part upon assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this annual report as we will file a proxy statement for our 2006 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of our fiscal year covered by this Report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2006 Annual Meeting of Stockholders under the heading "Election of Directors," and is incorporated herein by reference. Information relating to filings on Forms 3, 4 and 5 will be contained in our 2006 proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i) and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors will be contained in our 2006 proxy statement under the heading "Corporate Governance" and is incorporated herein by reference.

We have adopted a written code of ethics that applies to our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.  It is available on our website (http://www.leatherfactory.com).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2006 Annual Meeting of Stockholders under the heading "Report of the Compensation Committee,” which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2006 Annual Meeting of Stockholders under the headings "Stock Ownership by Directors and Executive Officers” and “Principal Holders of Stock,” which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in our proxy statement for our 2006 Annual Meeting of Stockholders under the heading "Other Relationships Involving Directors, Executive Officers, or their Associates” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2006 Annual Meeting of Stockholders under the headings "Audit Committee” and “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2005 and 2004
•	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003

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

TANDY LEATHER FACTORY, INC.
By: /s/ Wray Thompson
        Wray Thompson
        Chairman of the Board and Chief Executive Officer

                     By: /s/ Shannon L. Greene
        Shannon L. Greene
        Chief Financial Officer, Chief Accounting Officer and Treasurer
Dated: March 27, 2006

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Tandy Leather Factory, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wray Thompson	Chairman of the Board, Chief Executive Officer and Director	March 27, 2006
Wray Thompson

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director	March 27, 2006
Shannon L. Greene

/s/ T. Field Lange	Director	March 27, 2006
T. Field Lange

/s/ Joseph R. Mannes	Director	March 27, 2006
Joseph R. Mannes

/s/ H.W. Markwardt	Director	March 27, 2006
H.W. Markwardt

/s/ Michael A. Markwardt	Director	March 27, 2006
Michael A. Markwardt

/s/ Ronald C. Morgan	President and Director	March 27, 2006
Ronald C. Morgan

/s/ Robin L. Morgan	Vice President and Assistant Secretary	March 27, 2006
Robin L. Morgan

/s/ Michael A. Nery	Director	March 27, 2006
Michael A. Nery

/s/ William M. Warren	Secretary	March 27, 2006
William M. Warren

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Form 10-Q filed by Tandy Leather Factory, Inc. with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

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

4.2
Financial Advisor’s Warrant Agreement, dated February 24, 2004, between The Leather Factory, Inc. and Westminster Securities Corporation filed as Exhibit 4.1 to Form 10-Q filed by The Leather Factory, Inc. with the Securities and Exchange Commission on May 14, 2004 and incorporated by reference herein.

4.3
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

14.1
Code of Business Conduct and Ethics of The Leather Factory, Inc., adopted by the Board of Directors on February 26, 2004, filed as Exhibit 14.1 to the Annual Report on Form 10-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 29, 2004 and incorporated by reference herein.

21.1
Subsidiaries of Tandy Leather Factory, Inc. filed as Exhibit 21.1 to the Annual Report on Form 10-K of The Leather Factory, Inc. for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003, and incorporated by reference herein.

*23.1	Consent of Weaver & Tidwell LLP dated March 27, 2006
*31.1	13a-14(a) Certification by Wray Thompson, Chairman of the Board and Chief Executive Officer
*31.2	13a-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
*Filed herewith.