Form 10-Q
period 2006-03-31
TANDY LEATHER FACTORY INC
filed 2006-05-15
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2006

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12368

TANDY LEATHER FACTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporate of organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 5, 2006
Common Stock, par value $0.0024 per share	10,783,231

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2006 and December 31, 2005	3

Consolidated Statements of Income
Three months ended March 31, 2006 and 2005	4

Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005	5

Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURES	14

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2006 (unaudited)	December 31, 2005 (audited)
ASSETS
CURRENT ASSETS:
Cash	$4,770,970	$3,215,727
Accounts receivable-trade, net of allowance for doubtful accounts
of $92,000 and $138,000 in 2006 and 2005, respectively	2,985,271	2,178,848
Inventory	15,043,787	15,669,182
Deferred income taxes	240,697	273,872
Other current assets	924,541	358,058
Total current assets	23,965,266	21,695,687

PROPERTY AND EQUIPMENT, at cost	6,536,883	6,424,091
Less accumulated depreciation and amortization	(4,752,226)	(4,664,614)
	1,784,657	1,759,477

GOODWILL	745,903	746,611
OTHER INTANGIBLES, net of accumulated amortization of
$233,000 and $223,000 in 2006 and 2005, respectively	389,394	398,967
OTHER assets	1,079,270	1,079,731
	$27,964,490	$25,680,473

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,267,647	$1,220,420
Accrued expenses and other liabilities	1,895,321	2,550,573
Income taxes payable	719,824	199,581
Current maturities of capital lease obligations	134,067	134,067
Total current liabilities	5,016,859	4,104,641

DEFERRED INCOME TAXES	216,327	206,253

LONG-TERM DEBT, net of current maturities	-	-
CAPITAL LEASE OBLIGATIONS, net of current maturities	78,206	111,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,773,058 and 10,741,835 shares issued at 2006 and 2005, respectively;
10,767,199 and 10,735,976 outstanding at 2006 and 2005, respectively	25,855	25,780
Paid-in capital	5,048,650	4,988,445
Retained earnings	17,518,738	16,172,475
Treasury stock	(25,487)	(25,487)
Accumulated other comprehensive income	85,342	96,644
Total stockholders' equity	22,653,098	21,257,857
	$27,964,490	$25,680,473

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

NET SALES	$14,413,649	$12,707,516
COST OF SALES	6,299,515	5,550,233
Gross profit	8,114,134	7,157,283

OPERATING EXPENSES	6,072,346	5,587,736
INCOME FROM OPERATIONS	2,041,788	1,569,547

OTHER (INCOME) EXPENSE:
Interest expense	-	3,188
Other, net	(18,110)	15,465
Total other (income) expense	(18,110)	18,653

INCOME BEFORE INCOME TAXES	2,059,898	1,550,894

PROVISION FOR INCOME TAXES	713,635	501,672

NET INCOME	$1,346,263	$1,049,222

NET INCOME PER COMMON SHARE - BASIC	$0.13	$0.10

NET INCOME PER COMMON SHARE - DILUTED	$0.12	$0.10

Weighted Average Number of Shares Outstanding:
Basic	10,756,745	10,584,244
Diluted	11,102,906	10,911,103

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,346,263	$1,049,222
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	97,185	118,431
Gain on disposal of assets	-	(7,703)
Non-cash stock-based compensation	22,480	-
Deferred income taxes	43,249	(81,967)
Other	(10,594)	24,511
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(806,423)	(512,929)
Inventory	625,395	(377,349)
Income taxes	520,243	510,797
Other current assets	(566,483)	(245,264)
Accounts payable-trade	1,047,227	(432,652)
Accrued expenses and other liabilities	(655,252)	454,942
Total adjustments	317,027	(549,182)
Net cash provided by operating activities	1,663,290	500,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(112,792)	(29,030)
Proceeds from sale of assets	-	7,703
Decrease (increase) in other assets	461	(88,503)
Net cash used in investing activities	(112,331)	(109,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans	-	(505,154)
Payments on notes payable and long-term debt	(33,516)	(33,517)
Proceeds from exercise of stock options and warrants	37,800	55,350
Net cash provided by (used in) financing activities	4,284	(483,321)

NET INCREASE (DECREASE) IN CASH	1,555,243	(93,111)

CASH, beginning of period	3,215,727	2,560,202

CASH, end of period	$4,770,970	$2,467,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	-	$3,188
Income tax paid during the period, net of (refunds)	$48,761	72,842

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2006 and 2005

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2004	10,560,661	$25,346	$4,796,999	$(25,487)	$12,458,760	$54,616	$17,310,234

Shares issued - stock options exercised	41,000	98	55,252	-	-	-	55,350
Net income	-	-	-	-	1,049,222	-	1,049,222	$1,049,222
Translation adjustment	-	-	-	-	-	23,072	23,072	23,072
BALANCE, March 31, 2005	10,601,661	$25,444	$4,852,251	$(25,487)	$13,507,982	$77,688	$18,437,878

Comprehensive income for the three months ended March 31, 2005	$1,072,294

BALANCE, December 31, 2005	10,741,835	$25,780	$4,988,445	$(25,487)	$16,172,475	$96,642	$21,257,855

Shares issued - stock options and warrants exercised	31,223	75	37,725	-	-	-	37,725
Stock-based compensation	-	-	22,480	-	-	-	22,480
Net income	-	-	-	-	1,346,263	-	1,346,263	$1,346,263
Translation adjustment	-	-	-	-	-	(11,300)	(11,300)	(11,300)
BALANCE, March 31, 2006	10,773,058	$25,855	$5,048,650	$(25,487)	$17,518,738	$85,342	$22,653,098

Comprehensive income for the three months ended March 31, 2006	$1,334,963

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. (formerly known as The Leather Factory, Inc.) and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2006 and December 31, 2005, and its results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The components of inventory consist of the following:
	As of
	March 31, 2006	December 31, 2005
Inventory on hand:
Finished goods held for sale	$13,586,025	$14,035,384
Raw materials and work in process	873,837	984,878
Inventory in transit	583,925	648,920
	$15,043,787	$15,669,182

Goodwill and Other Intangibles. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2005, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first quarter of 2006.

Other intangibles consist of the following:
	As of March 31, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$219,975	$324,394	$544,369	$210,902	$333,467
Non-Compete Agreements	78,000	13,000	65,000	78,000	12,500	65,500
	$622,369	$232,975	$389,394	$622,369	$223,402	$398,967

We recorded amortization expense of $9,573 during the first quarter of 2006 compared to $10,073 during the first quarter of 2005. We have no intangible assets not subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2006	5,954	32,337	38,291
2007	5,954	31,837	37,791
2008	5,954	30,337	36,291
2009	5,954	30,337	36,291
2010	5,954	30,337	36,291

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

Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 addresses financial accounting and reporting for inventory costs. The adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”), which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3” (“SFAS No. 154”). Previously, APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154, which is effective January 1, 2006, requires companies to recognize a change in accounting principle, including a change required in a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. We will assess the impact of a change in accounting principle in accordance with SFAS No. 154 when such a change arises.

2.  STOCK-BASED COMPENSATION

We have two stock option plans which provide for stock option grants to officers, key employees and directors. Under the plans, 44,000 shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period. Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the standard using the modified prospective transition method. Under this transition method, compensation cost associated with stock options recognized in 2006 includes: (1) amortization related to the remaining unvested portion of all share based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) amortization related to all share based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Accordingly, stock compensation award expense is recognized over the requisite service period using the straight-line attribution method. Previously reported amounts have not been restated.

We recognized share based compensation expense of approximately $22,000 for the quarter ended March 31, 2006, as a component of operating expenses. Had compensation expense for our stock option plans been based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, our pro forma net earnings, basic and diluted earnings per common share for the quarter ended March 31, 2005 would have been as follows:

2005
Net income, as reported	$1,049,222
Add: Stock-based compensation expense included in reported net income	-
Deduct: Stock-based compensation expense determined under fair value method	27,780
Net income, pro forma	$1,021,442

Net income per share:
Basic - as reported	$0.10
Basic - pro forma	$0.10

Diluted - as reported	$0.10
Diluted - pro forma	$0.09

The fair values of stock options granted were estimated on the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.0%, a dividend yield of 0%; volatility factor of .366; and an expected life of the valued options of 5 years.

During the three months ended March 31, 2006, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	$1.93	421,000
Granted	-	-
Cancelled	-	-
Exercised	1.35	28,000
Outstanding, March 31, 2006	$1.97	393,000	5.69	$420,256
Exercisable, March 31, 2006	$1.80	275,000	5.52	$266,052

Other information pertaining to option activity during the three month periods ended March 31, 2006 and 2005 are as follows:

	March 31, 2006	March 31, 2005
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	$22,480	$32,920

As of March 31, 2006, there was $131,000 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 3 years.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2006 and 2005:
	2006	2005
Net income	$1,346,263	$1,049,222
Numerator for basic and diluted earnings per share	$1,346,263	$1,049,222

Denominator for basic earnings per share - weighted-average shares	10,756,745	10,584,244

Effect of dilutive securities:
Stock options	285,632	316,454
Warrants	60,529	10,405
Dilutive potential common shares	346,161	326,859

Denominator for diluted earnings per share - weighted-average shares	11,102,906	10,911,103

Basic earnings per share	$0.13	$0.10
Diluted earnings per share	$0.12	$0.10

The net effect of converting stock options and warrants to purchase 521,800 and 626,500 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2006 and 2005, respectively.

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

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the quarter ended March 31, 2006
Net sales	$8,388,265	$5,541,082	$484,302	$14,413,649
Gross profit	4,643,100	3,341,841	129,193	8,114,134
Operating earnings	1,519,020	495,824	26,944	2,041,788
Interest expense	-	-	-	-
Other, net	27,270	(9,160)	-	18,110
Income before income taxes	1,546,290	486,664	26,944	2,059,898

Depreciation and amortization	62,141	33,734	1,310	97,185
Fixed asset additions	44,570	68,060	162	112,792
Total assets	$22,921,203	$4,242,928	$800,359	$27,964,490

For the quarter ended March 31, 2005
Net sales	$7,913,892	$4,285,606	$508,018	$12,707,516
Gross profit	4,372,578	2,661,030	123,675	7,157,283
Operating earnings	1,168,982	386,718	13,847	1,569,547
Interest expense	(3,188)	-	-	(3,188)
Other, net	(12,661)	(2,804)	-	(15,465)
Income before income taxes	1,153,133	383,914	13,847	1,550,894

Depreciation and amortization	86,388	29,712	2,332	118,432
Fixed asset additions	13,940	12,998	2,092	29,030
Total assets	$19,004,908	$3,472,224	$739,984	$23,217,116

Net sales for geographic areas were as follows for the three months ended March 31, 2006 and 2005:

	2006	2005
United States	$12,786,578	$11,354,776
Canada	1,123,042	925,654
All other countries	504,029	427,086
	$14,413,649	$12,707,516

Geographic sales information is based on the location of the customer. No single foreign country accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2006 and 2005. We do not have any significant long-lived assets outside of the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items. We market our products to our growing list of customers through company-owned retail stores and wholesale distribution centers. We are a Delaware corporation and our common stock trades on the American Stock Exchange under the symbol “TLF.” We operate our business in three segments: Wholesale Leathercraft, which operates under the trade name, The Leather Factory, Retail Leathercraft, which operates under the trade name, Tandy Leather Company, and Other. See Note 4 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

We operate 29 company-owned Leather Factory wholesale distribution centers in 19 states and three Canadian provinces. The Leather Factory centers are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users. Our Wholesale Leathercraft segment also includes our National Account sales group.

Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades. Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials. In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores. As of May 1, 2006, we were operating 58 Tandy Leather retail stores located throughout the United States and Canada.

Our “Other” segment consists of Roberts, Cushman and Co., a wholly-owned subsidiary that custom designs and manufactures decorative hat trims for headwear manufacturers.

Critical Accounting Policies

A description of our critical accounting policies appears in "Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements. Please refer also to our annual report on Form 10-K for fiscal year 2005 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$8,388,265	$1,519,020	$7,913,892	$1,168,982
Retail Leathercraft	5,541,082	495,824	4,285,606	386,718
Other	484,302	26,944	508,018	13,847
Total Operations	$14,413,649	$2,041,788	$12,707,516	$1,569,547

Consolidated net sales for the quarter ended March 31, 2006 increased $1.7 million, or 13.4%, compared to the same period in 2005. Retail Leathercraft and Wholesale Leathercraft contributed $1.3 million and $474,000, respectively, to the increase, while Other reported a decrease of $24,000. Operating income on a consolidated basis for the quarter ended March 31, 2006 was up 30.1% or $472,000 over the first quarter of 2005.

The following table shows in comparative form our consolidated net income for the first quarters of 2006 and 2005:

	2006	2005	% change
Net income	$1,346,263	$1,049,222	28.3%

While Wholesale Leathercaraft recorded 58.2% of our sales in the quarter, all three segments contributed to the improvement in our consolidated net income. Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 distribution centers and our National Account group. The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2006 and 2005:
	Quarter ended
Customer Group	03/31/06	03/31/05
RETAIL (end users, consumers, individuals)	25%	24%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	40%	45%
MANUFACTURERS	10%	8%
NATIONAL ACCOUNTS	18%	17%
	100%	100%

Net sales increased 6.0%, or $474,000, for the first quarter of 2006 as follows:

	Quarter Ended 03/31/06	Quarter Ended 03/31/05	$ change	% change
Distribution centers	$7,083,659	$6,562,790	$520,869	7.9%
Center converted to retail store	28,642	86,162	(57,520)	(66.7)%
National account group	1,275,964	1,264,940	11,024	0.9%
	$8,388,265	$7,913,892	$474,373	6.0%

In our distribution centers, compared to the first quarter of 2005, we achieved sales gains in all customer groups except for our Wholesale customer group which was virtually flat. Our Manufacturers and Institution customer groups achieved the largest gains for the quarter at 27% and 19%, respectively, due to aggressive advertising campaigns targeted at both groups. Sales to our national account customers were up slightly for the quarter. We hope to build on the positive trend by providing a mix of product that better meets their needs and requirements.

Operating income for Wholesale Leathercraft during the current quarter increased by $350,000 from the comparative 2005 quarter, an improvement of 29.9%. Operating expenses as a percentage of sales were 37.2%, down $80,000 from the first quarter of 2005. Bad debt and returned check expense decreased significantly in the first quarter due to aggressive collection efforts. Outside service expense is also down due to the elimination of temporary staffing.

Retail Leathercraft

Our Retail Leathercraft operation consists of 56 Tandy Leather retail stores at March 31, 2006, compared to 44 stores at March 31, 2005. Net sales were up approximately 29% for the first quarter of 2006 over the same quarter last year. A store is categorized as "new" if it was operating less than half of the comparable period in the prior year.

	# Stores	Qtr ended 03/31/06	Qtr ended 03/31/05	$ Incr (decr)	% Incr (decr)
Same (existing) store sales	42	$4,724,519	$4,235,971	$488,548	11.5%
Store converted from wholesale center	1	98,906	-	98,906	N/A
New store sales	13	717,657	49,635	668,022	N/A
Total sales	56	$5,541,082	$4,285,606	$1,255,476	29.3%

Sales to our RETAIL customer group increased 16% compared to the first quarter of 2005. Sales to the WHOLESALE customer group increased significantly as well due to several stores developing new wholesale customers in their local trade areas. The retail stores opened prior to January 1, 2006 averaged approximately $34,000 in sales per month for the first quarter of 2006.

The following table presents sales mix by customer categories for the quarters ended March 31, 2006 and 2005 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/06	03/31/05
RETAIL (end users, consumers, individuals)	68%	73%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6	4
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	25	22
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1	1
	100%	100%

Operating income increased $109,000 from the comparative 2005 quarter, although operating income as a percentage of sales decreased from 9.0% in the first quarter of 2005 to 8.6% in the first quarter of 2006. Our gross margin fell from 62.1% to 60.3% due to the increase in sales to wholesale customers. Operating expenses as a percentage of sales decreased from 53.1% to 51.4%. We gained some operating leverage in our labor and freight costs. In addition, we achieved significant reductions in our bad debt expense compared to the first quarter of 2005.

Other (Roberts, Cushman)

Sales decreased $23,000 or 4.7% for the first quarter of 2006. Gross profit margins and operating income increased $5,000 and $13,000, respectively. Operating expenses decreased $7,000 due to the re-alignment of personnel.

Other Expenses

We paid no interest in the first quarter of 2006 as our bank debt has been zero since March 2005. We recorded $17,000 in income during the quarter for currency fluctuations from our Canadian operation. Comparatively, in the first quarter of 2004, we recorded a $26,000 expense for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $25.7 million at year-end 2005 to $27.9 million at March 31, 2006. Our cash and accounts receivable accounted for the majority of the increase. Total stockholders’ equity increased from $21.2 million at December 31, 2005 to $22.6 million at March 31, 2006. Most of the increase was attributable to earnings in the first quarter of this year. Our current ratio fell from 5.3 at December 31, 2005 to 4.8 at March 31, 2006 due to the increase in accounts payable.

Our investment in inventory decreased by $625,000 at March 31, 2006 from year-end 2005. Inventory turnover decreased to an annualized rate of 3.75 times during the first quarter of 2006, from 3.93 times for the first quarter of 2005. Inventory turnover was 3.57 times for all of 2005. We compute our inventory turns as sales divided by average inventory. At the end of the first quarter, our total inventory on hand was within 1% of our internal targets for optimal inventory levels.

Our investment in accounts receivable was $3.0 million at March 31, 2006, up $806,000 from $2.2 million at year-end 2005. This is a result of an increase in credit sales during the quarter ended March 31, 2006 as compared to that of the quarter ended December 31, 2005 of $500,000 and an increase in the average days outstanding on our accounts. The average days to collect accounts for the first quarter of 2006 was 52 days, virtually unchanged from the first quarter of 2005 of 51.8 days.

Accounts payable increased $1.0 million to $2.3 million at the end of the first quarter, due primarily to the intentional slowdown of payments to vendors. Accrued expenses and other liabilities decreased $655,000. The bonuses accrued at the end of December 2004 were paid in March 2005, which accounted for the decrease.

During the first quarter of 2006, cash flow provided by operating activities was $1.7 million. The net income generated for the quarter accounted for the majority of the cash flow, offset by increases in accounts receivable and other current assets. Cash flow used in investing activities totaled $112,000, the majority of which was computer equipment and store fixtures. Cash flow provided by financing activities totaled $4,000, consisting of payments on our capital lease of $34,000, offset by proceeds from employee stock option exercises totaling $38,000.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy Leather's retail store chain from a combination of current cash balances, internally generated funds and our revolving credit facility with JPMorgan Chase Bank, which is based upon the level of our accounts receivable and inventory. At March 31, 2006, the available and unused portion of the credit facility was $3.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting us, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for fiscal year ended December 31, 2005. We believe that our exposure to market risks has not changed significantly since December 31, 2005.

Item 4. Controls and Procedures

At the end of the first quarter of 2006, our President, Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based upon this evaluation and notwithstanding the limitations contained in the final paragraph of this Item 4, they concluded that, as of March 31, 2006, our disclosure controls and procedures offer reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms adopted by the Securities and Exchange Commission.

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
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Form 10-Q filed by Tandy Leather Factory, Inc. with the Securities and Exchange Commission on August 12, 2005 and incorporate by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 12, 2006	By: /s/ Wray Thompson
Wray Thompson
Chairman and Chief Executive Officer

Date: May 12, 2006	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBIT 31.1
RULE 13a-14(a) CERTIFICATION

I, Wray Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tandy Leather Factory, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. 33-8238 and 33-8618] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Left blank intentionally SEC Rel. No. 33-8238 and 33-8618];

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

Date: May 12, 2006	/s/ Wray Thompson
Wray Thompson
Chairman and Chief Executive Officer
(principal executive officer)

EXHIBIT 31.2
RULE 13a-14(a) CERTIFICATION

I, Shannon L. Greene, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tandy Leather Factory, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language intentionally omitted SEC Rel. 33-8238 and 33-8618] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Left blank intentionally SEC Rel. No. 33-8238 and 33-8618];

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

Date: May 12, 2006	/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Tandy Leather Factory, Inc. for the quarter ended March 31, 2006 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
ii.
The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

May 12, 2006	By: /s/ Wray Thompson
Wray Thompson
Chairman of the Board and Chief Executive Officer

May 12, 2006	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer