Form 10-Q
period 2006-06-30
TANDY LEATHER FACTORY INC
filed 2006-08-11
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 7, 2006
Common Stock, par value $0.0024 per share	10,811,700

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2006 (unaudited)	December 31, 2005 (audited)
ASSETS
CURRENT ASSETS:
Cash	$5,522,468	$3,215,727
Accounts receivable-trade, net of allowance for doubtful accounts
of $157,000 and $138,000 in 2006 and 2005, respectively	2,733,855	2,178,848
Inventory	16,920,547	15,669,182
Deferred income taxes	264,290	273,872
Other current assets	565,579	358,058
Total current assets	26,006,739	21,695,687

PROPERTY AND EQUIPMENT, at cost	6,658,926	6,424,091
Less accumulated depreciation and amortization	(4,842,009)	(4,664,614)
	1,816,917	1,759,477

GOODWILL	751,138	746,611
OTHER INTANGIBLES, net of accumulated amortization of
$243,000 and $223,000 in 2006 and 2005, respectively	379,821	398,967
OTHER assets	1,104,697	1,079,731
	$30,059,312	$25,680,473

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,395,919	$1,220,420
Accrued expenses and other liabilities	3,252,659	2,550,573
Income taxes payable	112,368	199,581
Current maturities of capital lease obligations	134,067	134,067
Total current liabilities	5,895,013	4,104,641

DEFERRED INCOME TAXES	223,738	206,253

LONG-TERM DEBT, net of current maturities	-	-
CAPITAL LEASE OBLIGATIONS, net of current maturities	44,689	111,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,811,700 and 10,741,835 shares issued at 2006 and 2005, respectively;
10,805,841 and 10,735,976 outstanding at 2006 and 2005, respectively	25,948	25,780
Paid-in capital	5,105,672	4,988,445
Retained earnings	18,651,231	16,172,475
Treasury stock	(25,487)	(25,487)
Accumulated other comprehensive income	138,508	96,644
Total stockholders' equity	23,895,872	21,257,857
	$30,059,312	$25,680,473

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
NET SALES	$13,393,082	$12,181,699	$27,806,731	$24,889,215

COST OF SALES	5,670,782	5,281,828	11,970,297	10,832,061

Gross profit	7,722,300	6,899,871	15,836,434	14,057,154

OPERATING EXPENSES	6,023,549	5,578,257	12,095,895	11,165,993

INCOME FROM OPERATIONS	1,698,751	1,321,614	3,740,539	2,891,161

OTHER INCOME (EXPENSE):
Interest expense	-	-	-	(3,188)
Other, net	29,421	39,684	47,530	24,219
Total other income (expense)	29,421	39,684	47,530	21,031

INCOME BEFORE INCOME TAXES	1,728,172	1,361,298	3,788,069	2,912,192

PROVISION FOR INCOME TAXES	595,678	573,629	1,309,313	1,075,301

NET INCOME	$1,132,494	$787,669	$2,478,756	$ 1,836,891

NET INCOME PER COMMON SHARE-BASIC	$ 0.10	$ 0.07	$ 0.23	$ 0.17
NET INCOME PER COMMON SHARE-DILUTED	$ 0.10	$ 0.07	$ 0.22	$ 0.17

Weighted Average Number of Shares Outstanding:
Basic	10,790,661	10,615,802	10,773,772	10,600,156
Diluted	11,112,475	10,955,282	11,107,692	10,933,433

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six and Three Months Ended June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,478,756	$1,836,891
Adjustments to reconcile net income to net
cash provided by operating activities-
Depreciation & amortization	191,481	235,677
Gain on disposal of assets	(1,750)	(9,144)
Non-cash stock-based compensation	44,960	-
Deferred income taxes	27,067	(109,046)
Other	37,337	2,341
Net changes in assets and liabilities:
Accounts receivable-trade, net	(555,007)	(488,611)
Inventory	(1,251,365)	(2,207,276)
Income taxes	(87,213)	195,044
Other current assets	(207,521)	(316,921)
Accounts payable	1,175,499	56,470
Accrued expenses and other liabilities	702,086	1,728,515
Total adjustments	75,575	(912,951)

Net cash provided by operating activities	2,554,330	923,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(229,775)	(83,115)
Proceeds from sale of assets	1,750	9,144
Decrease (increase) in other assets	(24,966)	(138,725)

Net cash used in investing activities	(252,991)	(212,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit loans	-	(505,154)
Payments on capital lease obligations	(67,033)	(67,034)
Proceeds from issuance of common stock	72,435	116,163

Net cash provided by (used in) financing activities	5,402	(456,025)

NET CHANGE IN CASH	2,306,741	255,219

CASH, beginning of period	3,215,727	2,560,202

CASH, end of period	$5,522,468	$2,815,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	-	$3,188
Income taxes paid during the period, net of (refunds)	$1,285,653	972,205

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2006 and 2005

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2004	10,560,661	$25,346	$4,796,999	$(25,487)	$12,458,760	$54,616	$17,310,234

Shares issued - stock options exercised	96,000	230	115,932	-	-	-	116,162
Net income	-	-	-	-	1,836,891	-	1,836,891	$1,836,891
Translation adjustment	-	-	-	-	-	193	193	193
BALANCE, June 30, 2005	10,656,661	$25,576	$4,912,931	$(25,487)	$14,295,651	$54,809	$19,263,480

Comprehensive income for the six months ended June 30, 2005	$1,837,084

BALANCE, December 31, 2005	10,741,835	$25,780	$4,988,445	$(25,487)	$16,172,475	$96,642	$21,257,855

Shares issued - stock options and warrants exercised	69,865	168	72,267	-	-	-	72,435
Stock-based compensation	-	-	44,960	-	-	-	44,960
Net income	-	-	-	-	2,478,756	-	2,478,756	$2,478,756
Translation adjustment	-	-	-	-	-	41,866	41,866	41,866
BALANCE, June 30, 2006	10,811,700	$25,948	$5,105,672	$(25,487)	$18,651,231	$138,508	$23,895,872

Comprehensive income for the six months ended June 30, 2006	$2,520,622

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. (formerly known as The Leather Factory, Inc.) and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2006 and December 31, 2005, and its results of operations and cash flows for the three and/or six-month periods ended June 30, 2006 and 2005. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The components of inventory consist of the following:

	As of
	June 30, 2006	December 31, 2005
Inventory on hand:
Finished goods held for sale	$14,236,008	$14,035,384
Raw materials and work in process	821,952	984,878
Inventory in transit	1,862,587	648,920
	$16,920,547	$15,669,182

Goodwill and Other Intangibles. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2005, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first six months of 2006.

Other intangibles consist of the following:

	As of June 30, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$229,048	$315,321	$544,369	$210,902	$333,467
Non-Compete Agreements	78,000	13,500	64,500	78,000	12,500	65,500
	$622,369	$242,548	$379,821	$622,369	$223,402	$398,967

We recorded amortization expense of $19,146 during the first six months of 2006 compared to $19,645 during the first half of 2005. All of our intangible assets are subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2006	$5,954	$32,337	$38,291
2007	5,954	31,837	37,791
2008	5,954	30,337	36,291
2009	5,954	30,337	36,291
2010	5,954	30,337	36,291

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

We recognized share based compensation expense of approximately $23,000 and $45,000, respectively, for the three and six months ended June 30, 2006, as a component of operating expenses. Had compensation expense for our stock option plans been based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, our pro forma net earnings, basic and diluted earnings per common share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$787,669	$1,836,891
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	27,780	55,560
Net income, pro forma	$759,889	$1,781,331

Net income per share:
Basic - as reported	$0.07	$0.17
Basic - pro forma	$0.07	$0.17

Diluted - as reported	$0.07	$0.17
Diluted - pro forma	$0.07	$0.16

The fair values of stock options granted were estimated on the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.375%-3.5%, a dividend yield of 0%; volatility factor of .366-.780; and an expected life of the valued options of 3-5 years.

During the six months ended June 30, 2006, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	$1.930	421,000
Granted	-	-
Cancelled	-	-
Exercised	1.354	53,500
Outstanding, June 30, 2006	$2.010	367,500	5.63	$399,570
Exercisable, June 30, 2006	$1.730	323,500	5.35	$304,780

Other information pertaining to option activity during the six month periods ended June 30, 2006 and 2005 are as follows:

	June 30, 2006	June 30, 2005
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	$71,228	$77,912
Total intrinsic value of stock options exercised	$43,168	$64,756

As of June 30, 2006, there was $108,000 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 3 years.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,132,494	$787,669	$2,478,756	$1,836,891
Numerator for basic and diluted earnings per share	1,132,494	787,669	2,478,756	1,836,891
Denominator:
Weighted-average shares outstanding-basic	10,790,661	10,615,802	10,773,772	10,600,156

Effect of dilutive securities:
Stock options	271,766	315,317	278,660	315,955
Warrants	50,048	24,163	55,260	17,322
Dilutive potential common shares	321,814	339,480	333,920	333,277
Denominator for diluted earnings per share- weighted-average shares	11,112,475	10,955,282	11,107,692	10,933,433

Basic earnings per share	$0.10	$0.07	$0.23	$0.17
Diluted earnings per share	$0.10	$0.07	$0.22	$0.17

The net effect of converting stock options and warrants to purchase 510,943 and 589,500 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the three and six months ended June 30, 2006 and 2005, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the quarter ended June 30, 2006
Net sales	$7,748,892	$5,196,198	$447,992	$13,393,082
Gross profit	4,439,475	3,196,987	85,838	7,722,300
Operating earnings	1,245,696	464,538	(11,483)	1,698,751
Interest expense	-	-	-	-
Other, net	37,016	(7,595)	-	29,421
Income before income taxes	1,282,712	456,943	(11,483)	1,728,172

Depreciation and amortization	57,181	35,805	1,310	94,296
Fixed asset additions	83,907	33,076	-	116,983
Total assets	$24,600,851	$4,854,055	$604,406	$30,059,312

For the quarter ended June 30, 2005
Net sales	$7,665,067	$4,094,303	$422,329	$12,181,699
Gross profit	4,202,978	2,553,456	143,437	6,899,871
Operating earnings	861,177	414,734	45,703	1,321,614
Interest expense	-	-	-	-
Other, net	23,762	15,922	-	39,684
Income before income taxes	884,939	430,656	45,703	1,361,298

Depreciation and amortization	84,129	30,842	2,275	117,246
Fixed asset additions	39,075	13,756	1,254	54,085
Total assets	$20,923,120	$3,824,773	$739,008	$25,486,901

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the six months ended June 30, 2006
Net sales	$16,137,156	$10,737,280	$932,295	$27,806,731
Gross profit	9,082,575	6,538,828	215,031	15,836,434
Operating earnings	2,764,714	960,362	15,463	3,740,539
Interest expense	-	-	-	-
Other, net	64,285	(16,755)	-	47,530
Income before income taxes	2,828,999	943,607	15,463	3,788,069

Depreciation and amortization	119,321	69,539	2,621	191,481
Fixed asset additions	128,477	101,136	162	229,775
Total assets	$24,600,851	$4,854,055	$604,406	$30,059,312

For the six months ended June 30, 2005
Net sales	$15,578,959	$8,379,909	$930,347	$24,889,215
Gross profit	8,575,556	5,214,486	267,112	14,057,154
Operating earnings	2,030,159	801,452	59,550	2,891,161
Interest expense	(3,188)	-	-	(3,188)
Other, net	11,101	13,118	-	24,219
Income before income taxes	2,038,072	814,570	59,550	2,912,192

Depreciation and amortization	170,516	60,554	4,607	235,677
Fixed asset additions	53,015	26,754	3,346	83,115
Total assets	$20,923,120	$3,824,773	$739,008	$25,486,901

Net sales for geographic areas for the three and six months ended June 30, 2006 and 2005 were as follows:

Three months ended June 30,	2006	2005
United States	$12,042,890	$10,918,231
Canada	1,022,573	832,956
All other countries	327,619	430,512
	$13,393,082	$12,181,699

Six months ended June 30,	2006	2005
United States	$24,829,468	$22,273,007
Canada	2,145,615	1,758,610
All other countries	831,648	857,598
	$27,806,731	$24,889,215

Geographic sales information is based on the location of the customer. No single foreign country accounted for any material amount of our consolidated net sales for the three and six-month periods ended June 30, 2006 and 2005. We do not have any significant long-lived assets outside of the United States.

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

We operate 29 company-owned Leather Factory wholesale distribution centers in 19 states and three Canadian provinces. The Leather Factory centers are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. The Leather Factory’s primary customers are retailers and manufacturers. Our Wholesale Leathercraft segment also includes our National Account sales group.

As of August 1, 2006, we operate 62 company-owned Tandy Leather retail stores in 31 states and three Canadian provinces. The Tandy Leather stores are engaged in the retail sales of quality tools, leather, accessories, kits and teaching materials. Tandy Leather’s primary customers are hobbyists, craftsmen, and other end users. We intend to continue increasing the number of company-owned retail stores by opening new stores or acquiring existing stores.

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

Results of Operations

Quarters Ended June 30, 2006 and 2005

The following table presents selected financial data of each of our three segments for the quarters ended June 30, 2006 and 2005:

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Incr (Decr)
Sales
Wholesale Leathercraft	$7,748,892	$7,665,067	$83,825
Retail Leathercraft	5,196,198	4,094,303	1,101,895
Other	447,992	422,329	25,663
Total Operations	$13,393,082	$12,181,699	$1,211,383

Operating Income
Wholesale Leathercraft	$1,245,696	$861,177	$384,519
Retail Leathercraft	464,538	414,734	49,804
Other	(11,483)	45,703	(57,186)
Total Operations	$1,698,751	$1,321,614	$377,137

Consolidated net sales for the quarter ended June 30, 2006 increased $1.2 million, or 9.9%, compared to the same period in 2005. All three segments contributed to the increase, with Retail Leathercraft being the largest contributor of $1.1 million. Operating income on a consolidated basis for the quarter ended June 30, 2006 was up 28.5% or $377,000 over the second quarter of 2005.

The following table shows in comparative form our consolidated net income for the second quarters of 2006 and 2005:

	2006	2005	% Change
Net income	$1,132,494	$787,669	43.8%

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 distribution centers and our National Account group. Net sales increased 1.1%, or $84,000, for the second quarter of 2006 as follows:

	Quarter Ended 06/30/06	Quarter Ended 06/30/05	$ Change	% Change
Distribution centers	$6,441,428	$6,289,667	$151,761	2.4%
Center converted to retail store	-	92,197	(92,197)	(100.0)
National account group	1,307,464	1,283,203	24,261	1.9
	$7,748,892	$7,665,067	$83,825	1.1%

The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2006 and 2005:

	Quarter Ended
Customer Group	06/30/06	06/30/05
RETAIL (end users, consumers, individuals)	22%	21%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8	8
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	40	46
MANUFACTURERS	11	9
NATIONAL ACCOUNTS	19	16
	100%	100%

In our distribution centers, compared to the second quarter of 2005, we achieved sales gains in all customer groups except for our Wholesale customer group which was down slightly. Our Manufacturers customer group achieved the largest gain for the quarter at 18% due to an acceleration of purchases by them to avoid increasing prices. Sales to our National Account customers increased minimally for the quarter.

Operating income for Wholesale Leathercraft during the current quarter increased by $384,000 from the comparative 2005 quarter, an improvement of 44.6%. Operating expenses as a percentage of sales were 41.2%, down $148,000 from the second quarter of 2005. Reductions in legal, professional, and bank fees and some employee benefit costs accounted for the majority of the decrease.

Retail Leathercraft

Our Retail Leathercraft operation consists of 61 Tandy Leather retail stores at June 30, 2006, compared to 46 stores at June 30, 2005. Net sales were up approximately 27% for the second quarter of 2006 over the same quarter last year. A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/06	Qtr Ended 06/30/05	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	42	$4,358,929	$4,054,993	$303,936	7.5%
Store converted from wholesale center	1	117,771	-	117,771	N/A
New store sales	18	719,498	39,310	680,188	N/A
Total sales	61	$5,196,198	$4,094,303	$1,101,895	26.9%

The following table presents sales mix by customer categories for the quarters ended June 30, 2006 and 2005 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	06/30/06	06/30/05
RETAIL (end users, consumers, individuals)	63%	64%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	12	10
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	24	25
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1	1
	100%	100%

Sales to our Retail customer group increased 20% compared to the second quarter of 2005. Sales to the Institution customer group increased 61% due to increased marketing efforts to youth organizations. The retail stores opened prior to January 1, 2006 averaged approximately $30,000 in sales per month for the second quarter of 2006.

Operating income increased $50,000 from the comparative 2005 quarter, although operating income as a percentage of sales decreased from 10.1% in the second quarter of 2005 to 8.9% in the second quarter of 2006. Our gross margin fell from 62.4% to 61.5% due to the increase in leather sold at the retail stores. Operating expenses as a percentage of sales increased slightly from 52.2% to 52.6%. We expected to give up some operating leverage this quarter due to the costs associated with the opening of new stores in the first half of the year. We anticipate improving our operating leverage in the last half of the year, particularly in the fourth quarter, as these new stores gain sales momentum to overcome the expenses of opening.

Other (Roberts, Cushman)

Sales increased $26,000 or 6.1% for the second quarter of 2006. Gross profit margins and operating income each decreased $57,000, respectively. Operating expenses held steady in the second quarters of 2006 and 2005.

Other Expenses

We paid no interest in the second quarter of 2006 as we have no bank debt. We recorded $32,000 in income during the quarter for currency fluctuations from our Canadian operation. Comparatively, in the second quarter of 2005, we recorded income of $13,000 for currency fluctuations.

Six Months Ended June 30, 2006 and 2005

The following table presents selected financial data of each of our three segments for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Incr (Decr)
Sales
Wholesale Leathercraft	$16,137,156	$15,578,959	$558,197
Retail Leathercraft	10,737,280	8,379,909	2,357,371
Other	932,295	930,347	1,948
Total Operations	$27,806,731	$24,889,215	$2,917,516

Operating Income
Wholesale Leathercraft	$2,764,714	$2,030,159	$734,555
Retail Leathercraft	960,362	801,452	158,910
Other	15,463	59,550	(44,087)
Total Operations	$3,740,539	$2,891,161	$849,378

Consolidated net sales for the six months ended June 30, 2006 increased $2.9 million, or 11.7%, compared to the same period in 2005. All three segments contributed to the increase, with Retail Leathercraft being the largest contributor of $2.3 million. Operating income on a consolidated basis for the six months ended June 30, 2006 was up 29.4% or $849,000 over the first half of 2005.

The following table shows in comparative form our consolidated net income for the first half of 2006 and 2005:

	2006	2005	% change
Net income	$2,478,756	$1,836,891	34.9%

Wholesale Leathercraft

Net sales increased 3.6%, or $558,000, for the first half of 2006 as follows:

	Six Months Ended 06/30/06	Six Months Ended 06/30/05	$ Change	% Change
Distribution centers	$13,525,087	$12,852,458	$672,629	5.2%
Center converted to retail store	28,641	178,359	(149,718)	(83.9)
National account group	2,583,428	2,548,142	35,286	1.4
	$16,137,156	$15,578,959	$558,197	3.6%

The following table presents the combined sales mix by customer categories for the six months ended June 30, 2006 and 2005:

	Six Months Ended
Customer Group	06/30/06	06/30/05
RETAIL (end users, consumers, individuals)	24%	23%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8	7
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	40	42
MANUFACTURERS	10	9
NATIONAL ACCOUNTS	18	19
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2006 increased by $734,000 from the comparative 2005 period, an improvement of 36.2%. Operating expenses as a percentage of sales were 39.2%, down $227,000 from the first half of 2005.

Retail Leathercraft

Net sales were up approximately 28% for the first half of 2006 over the same period last year.

	# Stores	Six Months Ended 06/30/06	Six Months Ended 06/30/05	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	42	$8,944,653	$8,178,808	$765,845	9.4%
Store converted from wholesale center	1	216,677	-	216,677	N/A
New store sales	18	1,575,950	201,101	1,374,849	N/A
Total sales	61	$10,737,280	$8,379,909	$2,357,371	28.1%

The following table presents sales mix by customer categories for the six months ended June 30, 2006 and 2005 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/06	06/30/05
RETAIL (end users, consumers, individuals)	63%	69%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	9	7
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	26	23
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2	1
	100%	100%

The retail stores opened prior to January 1, 2006 averaged approximately $32,000 in sales per month for the first half of 2006.

Operating income for the first six months of 2006 increased $159,000 from the comparative 2005 period, although operating income as a percentage of sales decreased from 9.6% in the first half of 2005 to 8.9% in the first half of 2006. Our gross margin fell from 62.2% to 60.9% due to the increase in sales to wholesale customers and cost increases in various products and our inability to pass those cost increases on to our customers. We publish our retail selling prices in our annual catalog which is distributed in October of each year. Selling prices are set based on our estimate of the cost of the items for the coming year. As costs fluctuate during the year, our gross margins can be affected positively or negatively. Operating expenses as a percentage of sales decreased slightly from 52.6% to 51.9%.

Other (Roberts, Cushman)

Sales were flat in the first six months of 2006 compared to the same period in 2005. Gross profit margins and operating income decreased $52,000 and $44,000, respectively. Operating expenses decreased by $8,000 in the first half of 2006 compared to 2005.

Other Expenses

We paid no interest in the first six months of 2006 as we have no bank debt. We recorded $49,000 in income during the period for currency fluctuations from our Canadian operation. Comparatively, in the first half of 2005, we recorded an expense of $13,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $25.7 million at year-end 2005 to $30 million at June 30, 2006. Our cash and inventory accounted for the majority of the increase. Total stockholders’ equity increased from $21.2 million at December 31, 2005 to $23.9 million at June 30, 2006. Most of the increase was attributable to earnings in the first half of this year. Our current ratio fell from 5.3 at December 31, 2005 to 4.4 at June 30, 2006 due to the increase in accounts payable.

Our investment in inventory increased by $1.2 million at June 30, 2006 from year-end 2005. Inventory turnover decreased to an annualized rate of 3.41 times during the first half of 2006, from 3.59 times for the first half of 2005. Inventory turnover was 3.57 times for all of 2005. We compute our inventory turns as sales divided by average inventory. At the end of June 2006, our total inventory on hand was approximately 1% below our internal targets for optimal inventory levels.

Our investment in accounts receivable was $2.7 million at June 30, 2006, up $555,000 from $2.2 million at year-end 2005. This is a result of an increase in credit sales during the six months ended June 30, 2006 as compared to that of the quarter ended December 31, 2005 of $500,000. The average days to collect accounts for the first half of 2006 was 48.4 days, a slight increase from the first half of 2005 of 46.6 days.

Accounts payable increased $1.1 million to $2.4 million at the end of June 2006, due primarily to the intentional slowdown of payments to vendors. Accrued expenses and other liabilities increased $702,000. The inventory in transit to us at June 30, 2006 compared to December 31, 2005 accounted for the increase.

During the first half of 2006, cash flow provided by operating activities was $2.5 million. The net income generated for the quarter accounted for the majority of the cash flow, with the increase in inventory and accounts payable offsetting each other. Cash flow used in investing activities totaled $252,000, the majority of which was computer equipment and store fixtures. Cash flow provided by financing activities totaled $5,000, consisting of payments on our capital lease of $67,000, offset by proceeds from employee stock option exercises totaling $72,000.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy Leather's retail store chain from a combination of current cash balances, internally generated funds and our revolving credit facility with JPMorgan Chase Bank, which is based upon the level of our accounts receivable and inventory. At June 30, 2006, the available and unused portion of the credit facility was $3.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting us, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for fiscal year ended December 31, 2005. We believe that our exposure to market risks has not changed significantly since December 31, 2005.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 24, 2006. At the meeting, stockholders elected eight directors to serve for the ensuing year. Out of the 10,763,976 eligible votes, 9,103,362 were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security voting in person. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

	For	Against	Abstaining
Shannon L. Greene	9,084,394	18,968	-
T. Field Lange	9,082,524	20,838	-
Joseph R. Mannes	9,032,555	70,807	-
H.W. “Hub” Markwardt	8,323,775	779,587	-
Michael A. Markwardt	8,735,720	367,642	-
Ronald C. Morgan	9,084,744	18,618	-
Michael A. Nery	9,034,875	68,487	-
Wray Thompson	9,084,394	18,968	-

Item 6. Exhibits

Exhibit Number	Description
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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 11, 2006	By: /s/ Wray Thompson
Wray Thompson
Chairman and Chief Executive Officer

Date: August 11, 2006	By: /s/ Shannon L. Greene
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

(b) [Left blank intentionally SEC Rel. No. 33-8238 and 33-8618];

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: August 11, 2006	/s/ Wray Thompson
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

(b) [Left blank intentionally SEC Rel. No. 33-8238 and 33-8618];

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: August 11, 2006	/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Tandy Leather Factory, Inc. for the quarter ended June 30, 2006 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
ii.
The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

August 11, 2006	By: /s/ Wray Thompson
Wray Thompson
Chairman of the Board and Chief Executive Officer

August 11, 2006	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer