Form 10-Q
period 2006-09-30
TANDY LEATHER FACTORY INC
filed 2006-11-13
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 6, 2006
Common Stock, par value $0.0024 per share	10,849,000

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2006 (unaudited)	December 31, 2005 (audited)
ASSETS
CURRENT ASSETS:
Cash	$4,970,230	$3,215,727
Accounts receivable-trade, net of allowance for doubtful accounts
of $134,000 and $138,000 in 2006 and 2005, respectively	2,427,790	2,178,848
Inventory	17,162,865	15,669,182
Prepaid income taxes	213,095	-
Deferred income taxes	229,015	273,872
Other current assets	1,006,938	358,058
Total current assets	26,009,933	21,695,687

PROPERTY AND EQUIPMENT, at cost	6,757,607	6,424,091
Less accumulated depreciation and amortization	(4,878,481)	(4,664,614)
	1,879,126	1,759,477

GOODWILL	751,082	746,611
OTHER INTANGIBLES, net of accumulated amortization of
$252,000 and $223,000 in 2006 and 2005, respectively	370,248	398,967
OTHER assets	1,070,323	1,079,731
	$30,080,712	$25,680,473

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,144,495	$1,220,420
Accrued expenses and other liabilities	1,719,699	2,550,573
Income taxes payable	-	199,581
Current maturities of capital lease obligations	134,067	134,067
Total current liabilities	4,998,261	4,104,641

DEFERRED INCOME TAXES	218,371	206,253

LONG-TERM DEBT, net of current maturities	-	-
CAPITAL LEASE OBLIGATIONS, net of current maturities	11,172	111,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,837,000 and 10,741,835 shares issued at 2006 and 2005, respectively;
10,831,141 and 10,735,976 outstanding at 2006 and 2005, respectively	26,008	25,780
Paid-in capital	5,173,407	4,988,445
Retained earnings	19,541,650	16,172,475
Treasury stock	(25,487)	(25,487)
Accumulated other comprehensive income	137,330	96,644
Total stockholders' equity	24,852,908	21,257,857
	$30,080,712	$25,680,473

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
NET SALES	$12,559,593	$11,777,133	$40,366,325	$36,666,348

COST OF SALES	5,488,179	5,013,331	17,458,476	15,845,392

Gross profit	7,071,414	6,763,802	22,907,849	20,820,956

OPERATING EXPENSES	5,807,442	5,865,676	17,903,337	17,031,669

INCOME FROM OPERATIONS	1,263,972	898,126	5,004,512	3,789,287

OTHER INCOME (EXPENSE):
Interest expense	-	-	-	(3,188)
Other, net	37,422	80,185	84,951	104,404
Total other income (expense)	37,422	80,185	84,951	101,216

INCOME BEFORE INCOME TAXES	1,301,394	978,311	5,089,463	3,890,503

PROVISION FOR INCOME TAXES	410,975	282,221	1,720,288	1,357,522

NET INCOME	$890,419	$696,090	$3,369,175	$2,532,981

NET INCOME PER COMMON SHARE-BASIC	$0.08	$0.07	$0.31	$0.24
NET INCOME PER COMMON SHARE-DILUTED	$0.08	$0.06	$0.30	$0.23

Weighted Average Number of Shares Outstanding:
Basic	10,818,130	10,679,389	10,788,720	10,626,857
Diluted	11,102,383	11,029,840	11,105,903	10,965,922

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,369,175	$2,532,981
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation & amortization	291,257	346,217
Gain on disposal of assets	(1,750)	(9,145)
Non-cash stock-based compensation	78,600	-
Deferred income taxes	56,975	(173,744)
Other	36,215	35,123
Net changes in assets and liabilities:
Accounts receivable-trade, net	(248,942)	(375,163)
Inventory	(1,493,683)	(4,784,330)
Income taxes	(412,676)	(30,268)
Other current assets	(648,880)	(230,761)
Accounts payable	1,924,075	1,312,001
Accrued expenses and other liabilities	(830,874)	1,373,522
Total adjustments	(1,249,683)	(2,536,548)

Net cash provided by (used in) operating activities	2,119,492	(3,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(382,187)	(197,746)
Proceeds from sale of assets	1,750	9,145
Decrease (increase) in other assets	9,408	(168,567)

Net cash used in investing activities	(371,029)	(357,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit loans	-	(505,154)
Payments on capital lease obligations	(100,550)	(100,551)
Proceeds from issuance of common stock	106,590	174,413

Net cash provided by (used in) financing activities	6,040	(431,292)

NET CHANGE IN CASH	1,754,503	(792,027)

CASH, beginning of period	3,215,727	2,560,202

CASH, end of period	$4,970,230	$1,768,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	-	$3,188
Income taxes paid during the period, net of (refunds)	$1,833,737	1,541,134

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2006 and 2005

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2004	10,560,661	$25,345	$4,796,999	$(25,487)	$12,458,760	$54,616	$17,310,233

Shares issued - stock options exercised	159,674	384	174,029	-	-	-	174,413
Net income	-	-	-	-	2,532,981	-	2,532,981	$2,532,981
Translation adjustment	-	-	-	-	-	38,756	38,756	38,756
BALANCE, September 30, 2005	10,720,335	$25,729	$4,971,028	$(25,487)	$14,991,741	$93,372	$20,056,383

Comprehensive income for the nine months ended September 30, 2005	$2,571,737

BALANCE, December 31, 2005	10,741,835	$25,780	$4,988,445	$(25,487)	$16,172,475	$96,644	$21,257,857

Shares issued - stock options and warrants exercised	95,165	228	106,362	-	-	-	106,590
Stock-based compensation	-	-	78,600	-	-	-	78,600
Net income	-	-	-	-	3,369,175	-	3,369,175	$3,369,175
Translation adjustment	-	-	-	-	-	40,686	40,686	40,686
BALANCE, September 30, 2006	10,837,000	$26,008	$5,173,407	$(25,487)	$19,541,650	$137,330	$24,852,908

Comprehensive income for the nine months ended September 30, 2006	$3,409,861

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2006 and December 31, 2005, and its results of operations and cash flows for the three- and/or nine-month periods ended September 30, 2006 and 2005. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The components of inventory consist of the following:

	As of
	September 30, 2006	December 31, 2005
Inventory on hand:
Finished goods held for sale	$16,164,887	$14,035,384
Raw materials and work in process	661,493	984,878
Inventory in transit	336,485	648,920
	$17,162,865	$15,669,182

Goodwill and Other Intangibles. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2005, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first nine months of 2006.

Other intangibles consist of the following:

	As of September 30, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$238,121	$306,248	$544,369	$210,902	$333,467
Non-Compete Agreements	78,000	14,000	64,000	78,000	12,500	65,500
	$622,369	$252,121	$370,248	$622,369	$223,402	$398,967

We recorded amortization expense of $28,719 during the first nine months of 2006 compared to $29,218 during the first half of 2005. All of our intangible assets are subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which becomes effective for fiscal years beginning after December 15, 2006. While we have not fully assessed the potential impact on our financial statements of adopting the interpretation in 2007, we do not believe the impact will be material. FIN 48 clarifies the accounting in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

2.  STOCK-BASED COMPENSATION

We have two stock option plans which provide for stock option grants to officers, key employees and directors. Under the plans, 38,000 shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period. Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

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

We recognized share-based compensation expense of approximately $34,000 and $79,000, respectively, for the three and nine months ended September 30, 2006, as a component of operating expenses. Had compensation expense for our stock option plans been based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, our pro forma net earnings, basic and diluted earnings per common share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$696,090	$2,532,981
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	30,734	92,201
Net income, pro forma	$665,356	$2,440,780

Net income per share:
Basic - as reported	$0.07	$0.24
Basic - pro forma	$0.06	$0.23

Diluted - as reported	$0.06	$0.23
Diluted - pro forma	$0.06	$0.22

The fair values of stock options granted were estimated on the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.25-4.50%, a dividend yield of 0%; volatility factor of .355-.366; and an expected life of the valued options of 3-5 years.

During the nine months ended September 30, 2006, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	$1.930	421,000
Granted	6.330	6,000
Cancelled	-	-
Exercised	1.353	78,800
Outstanding, September 30, 2006	$2.010	348,200	5.18	$390,416
Exercisable, September 30, 2006	$1.730	323,500	5.09	$315,716

Other information pertaining to option activity during the nine month periods ended September 30, 2006 and 2005 are as follows:

	September 30, 2006	September 30, 2005
Weighted average grant-date fair value of stock options granted	$11,160	$11,814
Total fair value of stock options vested	$101,728	$114,363
Total intrinsic value of stock options exercised	$63,481	$99,879

As of September 30, 2006, there was $86,000 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 3 years.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$890,419	$696,090	$3,369,175	$2,532,981
Numerator for basic and diluted earnings per share	890,419	696,090	3,369,175	2,532,981
Denominator:
Weighted-average shares outstanding-basic	10,818,130	10,679,389	10,788,720	10,626,857

Effect of dilutive securities:
Stock options	241,192	311,817	266,034	314,561
Warrants	43,061	38,634	51,149	24,504
Dilutive potential common shares	284,253	350,451	317,183	339,065
Denominator for diluted earnings per share- weighted-average shares	11,102,383	11,029,840	11,105,903	10,965,922

Basic earnings per share	$0.08	$0.07	$0.31	$0.24
Diluted earnings per share	$0.08	$0.06	$0.30	$0.23

The net effect of converting stock options and warrants to purchase 478,300 and 652,500 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the three and nine months ended September 30, 2006 and 2005, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the quarter ended September 30, 2006
Net sales	$7,113,181	$5,121,556	$324,856	$12,559,593
Gross profit	3,847,911	3,095,207	128,296	7,071,414
Operating earnings	910,942	362,744	(9,714)	1,263,972
Interest expense	-	-	-	-
Other, net	37,805	(1,664)	1,281	37,422
Income before income taxes	948,747	361,080	(8,433)	1,301,394

Depreciation and amortization	60,975	37,112	1,697	99,784
Fixed asset additions	100,403	52,009	-	152,412
Total assets	$24,558,634	$5,192,664	$329,414	$30,080,712

For the quarter ended September 30, 2005
Net sales	$7,257,583	$4,197,712	$321,838	$11,777,133
Gross profit	4,098,119	2,573,510	92,173	6,763,802
Operating earnings	652,726	242,499	2,901	898,126
Interest expense	-	-	-	-
Other, net	80,522	(337)	-	80,185
Income before income taxes	733,248	242,162	2,901	978,311

Depreciation and amortization	76,346	32,788	1,406	110,540
Fixed asset additions	78,428	35,137	1,066	114,631
Total assets	$21,935,588	$4,160,349	$775,449	$26,871,386

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the nine months ended September 30, 2006
Net sales	$23,250,338	$15,858,835	$1,257,152	$40,366,325
Gross profit	12,930,486	9,634,035	343,328	22,907,849
Operating earnings	3,675,658	1,323,105	5,749	5,004,512
Interest expense	-	-	-	-
Other, net	102,089	(18,419)	1,281	84,951
Income before income taxes	3,777,747	1,304,686	7,030	5,089,463

Depreciation and amortization	180,289	106,651	4,317	291,257
Fixed asset additions	228,880	153,146	162	382,188
Total assets	$24,558,634	$5,192,664	$329,414	$30,080,712

For the nine months ended September 30, 2005
Net sales	$22,836,542	$12,577,621	$1,252,185	$36,666,348
Gross profit	12,673,675	7,787,996	359,285	20,820,956
Operating earnings	2,682,884	1,043,951	62,452	3,789,287
Interest expense	(3,188)	-	-	(3,188)
Other, net	91,623	12,781	-	104,404
Income before income taxes	2,771,319	1,056,732	62,452	3,890,503

Depreciation and amortization	246,862	93,342	6,013	346,217
Fixed asset additions	131,443	61,891	4,412	197,746
Total assets	$21,935,588	$4,160,349	$775,449	$26,871,386

Net sales for geographic areas for the three and nine months ended September 30, 2006 and 2005 were as follows:

Three months ended September 30,	2006	2005
United States	$11,151,670	$10,631,856
Canada	953,224	828,840
All other countries	454,699	316,437
	$12,559,593	$11,777,133

Nine months ended September 30,	2006	2005
United States	$35,981,135	$32,904,863
Canada	3,098,839	2,599,185
All other countries	1,286,351	1,162,300
	$40,366,325	$36,666,348

Geographic sales information is based on the location of the customer. No single foreign country accounted for any material amount of our consolidated net sales for the three and nine-month periods ended September 30, 2006 and 2005. We do not have any significant long-lived assets outside of the United States.

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

Currently, we operate 62 company-owned Tandy Leather retail stores in 31 states and three Canadian provinces. The Tandy Leather stores are engaged in the retail sales of quality tools, leather, accessories, kits and teaching materials. Tandy Leather’s primary customers are hobbyists, craftsmen, and other end users. We intend to continue increasing the number of company-owned retail stores by opening new stores or acquiring existing stores.

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

Results of Operations

Quarters Ended September 30, 2006 and 2005

The following table presents selected financial data of each of our three segments for the quarters ended September 30, 2006 and 2005:

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Incr (Decr)
Sales
Wholesale Leathercraft	$7,113,181	$7,257,583	$(144,402)
Retail Leathercraft	5,121,556	4,197,712	923,844
Other	324,856	321,838	3,018
Total Operations	$12,559,593	$11,777,133	$782,460

Operating Income
Wholesale Leathercraft	$910,942	$652,726	$258,216
Retail Leathercraft	362,744	242,499	120,245
Other	(9,714)	2,901	(12,615)
Total Operations	$1,263,972	$898,126	$365,846

Consolidated net sales for the quarter ended September 30, 2006 increased $782,000, or 6.6%, compared to the same period in 2005. Retail Leathercraft was responsible for the increase of $924,000, offset somewhat by Wholesale Leathercraft’s sales decline of $144,000. Operating income on a consolidated basis for the quarter ended September 30, 2006 was up 40.7% or $366,000 over the third quarter of 2005.

The following table shows in comparative form our consolidated net income for the third quarters of 2006 and 2005:

	2006	2005	% Change
Net income	$890,419	$696,090	27.9%

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 distribution centers and our National Account group. Net sales decreased 2.0%, or $144,000, for the third quarter of 2006 as follows:

	Quarter Ended 09/30/06	Quarter Ended 09/30/05	$ Change	% Change
Distribution centers	$5,968,100	$5,970,814	$(2,713)	(0.1)%
Center converted to retail store	-	106,550	(106,550)	(100.0)
National account group	1,145,081	1,180,220	(35,139)	(3.0)
	$7,113,181	$7,257,584	$(144,402)	(2.0)%

The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2006 and 2005:

	Quarter Ended
Customer Group	09/30/06	09/30/05
RETAIL (end users, consumers, individuals)	23%	22%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7	7
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	39	45
MANUFACTURERS	11	10
NATIONAL ACCOUNTS	20	16
	100%	100%

In our distribution centers, compared to the third quarter of 2005, we achieved modest sales gains in our Retail and Manufacturer customer groups. The overall decline in sales occurred in our Wholesale customer group as a result of weak marketing initiatives during the quarter. Sales to our National Account customers decreased 3% for the quarter.

Operating income for Wholesale Leathercraft during the current quarter increased by $258,000 from the comparative 2005 quarter, an improvement of 39.6%. Operating expenses as a percentage of sales were 41.3%, down $508,000 from the third quarter of 2005. Reductions in legal, professional, and bank fees, contributions, and some employee benefit costs accounted for the majority of the decrease.

Retail Leathercraft

Our Retail Leathercraft operation consists of 62 Tandy Leather retail stores at September 30, 2006, compared to 48 stores at September 30, 2005. Net sales were up approximately 22% for the third quarter of 2006 over the same quarter last year. A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/06	Qtr Ended 09/30/05	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	46	$4,327,423	$4,164,818	$162,605	3.9%
Store converted from wholesale center	1	116,322	-	116,322	N/A
New store sales	15	677,811	32,894	644,917	N/A
Total sales	62	$5,121,556	$4,197,712	$923,844	22.0%

The following table presents sales mix by customer categories for the quarters ended September 30, 2006 and 2005 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	09/30/06	09/30/05
RETAIL (end users, consumers, individuals)	62%	64%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8	6
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	30	28
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	-	2
	100%	100%

Sales to our Retail customer group increased 15% compared to the second quarter of 2005. Sales to the Institution customer group increased 64% as we continue our aggressive marketing efforts to youth organizations. The retail stores opened prior to January 1, 2006 averaged approximately $30,000 in sales per month for the third quarter of 2006.

Operating income increased $120,000 from the comparative 2005 quarter and as a percentage of sales, increased from 5.8% in the third quarter of 2005 to 7.1% in the third quarter of 2006. Our gross margin fell from 61.3% to 60.4%. Operating expenses as a percentage of sales decreased from 55.5% to 53.4%. We expect our operating leverage to improve for the remainder of the year as the stores opened in 2006 overcome the expenses of opening.

Other (Roberts, Cushman)

Sales increased $3,000 or 0.9% for the third quarter of 2006. Gross profit margins improved by $37,000, while operating income decreased by $12,000.

Other Expenses

We paid no interest in the third quarter of 2006 as we have no bank debt. We recorded $6,000 in income during the quarter for currency fluctuations from our Canadian operation. Comparatively, in the third quarter of 2005, we recorded income of $66,000 for currency fluctuations.

Nine Months Ended September 30, 2006 and 2005

The following table presents selected financial data of each of our three segments for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Incr (Decr)
Sales
Wholesale Leathercraft	$23,250,338	$22,836,542	$413,796
Retail Leathercraft	15,858,835	12,577,621	3,281,214
Other	1,257,152	1,252,185	4,967
Total Operations	$40,366,325	$36,666,348	$3,699,977

Operating Income
Wholesale Leathercraft	$3,675,658	$2,682,884	$992,774
Retail Leathercraft	1,323,105	1,043,951	279,154
Other	5,749	62,451	(56,703)
Total Operations	$5,004,512	$3,789,287	$1,215,225

Consolidated net sales for the nine months ended September 30, 2006 increased $3.7 million, or 10.1%, compared to the same period in 2005. All three segments contributed to the increase, with Retail Leathercraft being the largest contributor of $3.3 million. Operating income on a consolidated basis for the nine months ended September 30, 2006 was up 32.1% or $1.2 million over the first nine months of 2005.

The following table shows in comparative form our consolidated net income for the first nine months of 2006 and 2005:

	2006	2005	% change
Net income	$3,369,175	$2,532,981	33.0%

Wholesale Leathercraft

Net sales increased 1.8%, or $414,000, for the first nine months of 2006 as follows:

	Nine Months Ended 09/30/06	Nine Months Ended 09/30/05	$ Change	% Change
Distribution centers	$19,548,188	$18,823,270	$724,918	3.9%
Center converted to retail store	28,641	284,909	(256,268)	(89.9)%
National account group	3,673,509	3,728,363	(54,854)	(1.5)%
	$23,250,338	$22,836,542	$413,796	1.8%

The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
Customer Group	09/30/06	09/30/05
RETAIL (end users, consumers, individuals)	23%	22%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7	7
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	39	42
MANUFACTURERS	11	9
NATIONAL ACCOUNTS	20	20
	100%	100%

Operating income for Wholesale Leathercraft for the first nine months of 2006 increased by $993,000 from the comparative 2005 period, an improvement of 37.0%. Operating expenses as a percentage of sales were 39.8%, down $736,000 from the first nine months of 2005.

Retail Leathercraft

Net sales were up 26.1% for the first nine months of 2006 over the same period last year.

	# Stores	Nine Months Ended 09/30/06	Nine Months Ended 09/30/05	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	52	$13,008,836	$12,117,898	$890,938	7.4%
Store converted from wholesale center	1	332,998	-	332,998	N/A
New store sales	9	2,517,001	459,723	2,057,278	N/A
Total sales	62	$15,858,835	$12,577,621	$3,281,214	26.1%

The following table presents sales mix by customer categories for the nine months ended September 30, 2006 and 2005 for our Retail Leathercraft operation:

	Nine Months Ended
Customer Group	09/30/06	09/30/05
RETAIL (end users, consumers, individuals)	65%	69%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	9	7
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	25	23
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1	1
	100%	100%

The retail stores opened prior to January 1, 2006 averaged approximately $31,000 in sales per month for the first nine months of 2006.

Operating income for the first nine months of 2006 increased $279,000 from the comparative 2005 period, while operating income as a percentage of sales remained the same at 8.3%. Our gross margin fell from 61.9% to 60.8%. We are selling more leather through the retail stores, which brings a lower gross profit margin that our other products. In addition, the inability to pass product cost increases on to our customers once our retail selling prices have been set creates additional pressure on our gross profit margins. Those retail selling prices are set in October of each year, in conjunction with the distribution of our annual catalog. As costs fluctuate during the year, our gross margins can be affected positively or negatively. Operating expenses as a percentage of sales decreased slightly from 52.6% to 51.9%.

Other (Roberts, Cushman)

Sales increased $5,000 in the first nine months of 2006 compared to the same period in 2005. Gross profit margins and operating income decreased $16,000 and $57,000, respectively. Operating expenses increased by $41,000 in the first nine months of 2006 compared to the same period last year.

Other Expenses

We paid no interest in the first nine months of 2006 as we have no bank debt. We recorded $56,000 in income during the period for currency fluctuations from our Canadian operation. Comparatively, in the first nine months of 2005, we recorded income of $53,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $25.7 million at year-end 2005 to $30.1 million at September 30, 2006. Our cash and inventory accounted for the majority of the increase. Total stockholders’ equity increased from $21.2 million at December 31, 2005 to $24.9 million at September 30, 2006. Most of the increase was attributable to earnings in the first half of this year. Our current ratio fell slightly from 5.3 at December 31, 2005 to 5.2 at September 30, 2006 due to the increase in accounts payable.

Our investment in inventory increased by $1.5 million at September 30, 2006 from year-end 2005. Inventory turnover increased slightly to an annualized rate of 3.28 times during the first nine months of 2006, from 3.23 times for the first nine months of 2005. Inventory turnover was 3.57 times for all of 2005. We compute our inventory turns as sales divided by average inventory. At the end of September 2006, our total inventory on hand exceeded our internal targets for optimal inventory levels by approximately 12%. However, we expect our inventory to decrease throughout he fourth quarter to a more reasonable level by the end of the year.

Our investment in accounts receivable was $2.4 million at September 30, 2006, up $249,000 from $2.2 million at year-end 2005. This is a result of the increase in days to collect accounts for the period ended September 30, 2006 as compared to that of December 31, 2005. The average days to collect accounts for the first nine months of 2006 was 47.5 days, a slight increase from the first nine months of 2005 of 46.8 days. Average days to collect accounts for 2005 was 44.2 days.

Accounts payable increased $1.9 million to $3.1 million at the end of September 2006, due primarily to the intentional increase in inventory purchases during the quarter. Accrued expenses and other liabilities decreased $831,000. The inventory in transit to us at September 30, 2006 compared to December 31, 2005, and a reduction in accrued employee benefits accounted for the decrease.

During the first nine months of 2006, cash flow provided by operating activities was $2.1 million. The net income generated for the quarter accounted for the majority of the cash flow, offset somewhat by the increase in inventory and accounts payable. Cash flow used in investing activities totaled $371,000, the majority of which was computer equipment and store fixtures. Cash flow provided by financing activities totaled $6,000, consisting of payments on our capital lease of $100,000, offset by proceeds from employee stock option exercises totaling $106,000.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy Leather's retail store chain from a combination of current cash balances, internally generated funds and our revolving credit facility with JPMorgan Chase Bank, which is based upon the level of our accounts receivable and inventory. At September 30, 2006, the available and unused portion of the credit facility was $3.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting us, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for fiscal year ended December 31, 2005. We believe that our exposure to market risks has not changed significantly since December 31, 2005.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 10, 2006	By: /s/ Wray Thompson
Wray Thompson
Chairman and Chief Executive Officer

Date: November 10, 2006	By: /s/ Shannon L. Greene
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

(b) [Left blank intentionally SEC Rel. No. 33-8238 and 33-8618];

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 10, 2006	/s/ Wray Thompson
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

(b) [Left blank intentionally SEC Rel. No. 33-8238 and 33-8618];

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 10, 2006	/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Tandy Leather Factory, Inc. for the quarter ended September 30, 2006 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Wray Thompson, as Chairman and Chief Executive Officer, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
ii.
The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: November 10, 2006	By: /s/ Wray Thompson
Wray Thompson
Chairman of the Board and Chief Executive Officer

Date: November 10, 2006	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer