Form 10-K
period 2006-12-31
TANDY LEATHER FACTORY INC
filed 2007-03-27
CIK 909724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $47,230,588 at June 30, 2006 (the last business day of its most recently completed second fiscal quarter). At March 15, 2007, there were 10,919,568 shares of the registrant's common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2007, are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and kits. During 2006, our consolidated sales totaled $55.2 million of which approximately 10.9% were export sales. We maintain our principal offices at 3847 East Loop 820 South, Fort Worth, Texas 76119. Our common stock trades on the American Stock Exchange under the symbol "TLF."

Our company was founded in 1980 as Midas Leathercraft Tool Company, a Texas corporation. Midas' original business activity focused on the distribution of leathercraft tools. In addition, the founders of Midas entered into a consulting agreement with Brown Group, Inc., a major footwear retailer, as a result of their proposal to develop a multi-location chain of wholesale stores known as "The Leather Factory." In 1985, Midas purchased the assets of The Leather Factory from Brown Shoe Group, which then consisted of six wholesale stores.

In 1993, we changed our name to "The Leather Factory, Inc.", then reincorporated in the state of Delaware in 1994. In 2005, we changed our name to Tandy Leather Factory, Inc.

Our Development in Recent Years

Our expansion of the wholesale chain occurred via the opening of new stores as well as numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996. By 2000, we had grown to twenty-seven Leather Factory stores located in the United States and two Leather Factory stores in Canada. In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company. In 2002, we began opening retail stores under the "Tandy Leather" name. During that year, Tandy Leather purchased four independent leathercraft retail stores and opened another ten. We also opened our thirtieth Leather Factory store - our third in Canada. In 2003, we opened twelve Tandy Leather retail stores. In 2004, we purchased three independent leathercraft retail stores and opened an additional nine stores in the U.S. We also opened another store in Canada which is operating as a Tandy Leather retail store. In November 2004, we acquired all of the issued and outstanding shares of capital stock of Heritan Ltd. and its parent, our primary Canadian competitor, headquartered in Barrie, Ontario. The acquisition resulted in an additional three retail stores in Canada, bringing the total locations in Canada to seven - three Leather Factory stores and four Tandy Leather stores. In 2005, we opened eight Tandy Leather retail stores. In 2006, we opened eleven Tandy Leather retail stores and converted one wholesale store to a retail store.

At December 31, 2005, we operated twenty-nine wholesale stores operating under the Leather Factory name (26 in the U.S. and 3 in Canada) and sixty-two retail stores operating under the Tandy Leather name (58 in the U.S. and 4 in Canada). We also own and operate Roberts, Cushman and Company, Inc., a manufacturer of custom hat trims.

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores. The following tables provide summary information concerning the additions of facilities for our Leather Factory wholesale stores and Tandy Leather retail stores in each of our fiscal years from 1999 to 2006.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2006

	Leather Factory wholesale stores			Tandy Leather retail stores
Year Ended	Opened	Conversions(1)	Total	Opened (2)	Closed	Total
Balance Fwd			22			N/A
1999	4	0	26			N/A
2000	2	0	28	1*	0	1
2001	2	0	30	0	0	1
2002	1	(1)	30	14	1*	14
2003	0	0	30	12	0	26
2004	0	0	30	16	0	42
2005	0	0	30	8	0	50
2006	0	(1)	29	12	0	62

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2) Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*) The Tandy Leather operation began as a central mail-order fulfillment center in 2000 that we closed in 2002.

No single customer’s purchases represent more than 10% of our total sales in 2006. Sales to our five largest customers combined to represent 9.5%, 9.4% and 10.6%, respectively, of consolidated sales in 2006, 2005 and 2004. While management does not believe the loss of one of these customers would have a significant negative impact on our operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Our Operating Divisions

We service our customers primarily through the operation of three divisions. We identify those divisions based on management responsibility and customer focus. The Wholesale Leathercraft division consists of twenty-nine Leather Factory stores of which 26 are located in the United States and three are located in Canada. As of March 1, 2007, the Retail Leathercraft division consists of 65 Tandy Leather retail stores of which 61 are located in the United States and four are located in Canada. Both of these divisions sell leather and leathercraft-related products. Our third business segment, referred to as “Other,” consists of our hatband manufacturer, Roberts, Cushman & Company, Inc.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and internationally through Leather Factory stores. This segment had net sales of $31.0 million, $31.0 million and $30.6 million for 2006, 2005 and 2004, respectively.

General We operate Leather Factory stores in 20 states and three Canadian provinces. The centers range in size from 2,600 square feet to 19,800 square feet, with the average size of a store being approximately 6,000 square feet. The type of premises utilized for Leather Factory locations is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access. This type of location typically offers lower rents compared to other more retail-oriented locations.

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

Leather Factory stores serve customers through various means including walk-in traffic, phone and mail order. We also employ a distinctive marketing tactic in that we maintain an internally-developed target customer mailing list for use in our aggressive direct mail advertising campaigns. We staff Leather Factory stores with experienced managers whose compensation is tied to the operating profit of the store they manage. Sales are generated by the selling efforts of the store personnel, our direct mail advertising, our website (www.leatherfactory.com), our participation at trade shows and, on a limited basis, the use of sales representative organizations. The sales representative organizations consist of companies located in specific geographic areas that represent numerous companies in a similar industry. These organizations call on customers and show multiple products from more than one vendor at a time.

Customers Leather Factory’s customer base consists of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers, and retailers dispersed geographically throughout the world. Wholesale sales constitute the majority of our Leather Factory business, although retail customers may purchase products from Leather Factory stores. Leather Factory sales generally do not reflect significant seasonal patterns.

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographical areas where we do not have a wholesale store. An unrelated person operating an existing business who desires to become an ASC must apply with Leather Factory and upon approval, place a minimum initial order. There are also minimum annual purchase amounts to which the ASC must adhere in order to maintain ASC status. In exchange, the benefits to the ASC are free advertising in various sale flyers produced and distributed by us, price breaks on many products, advance notice of new products, and priority shipping and handling on all orders. Leather Factory stores service 155 ASC's: 89 located in the U.S., 47 located in Canada, and 19 located outside North America.

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

During 2006 and 2005, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2006 Sales Mix	2005 Sales Mix
Belts strips and straps	2%	2%
Books, patterns, videos	1%	1%
Buckles	4%	4%
Conchos^	4%	4%
Craft supplies	5%	5%
Custom tools and hardware	1%	1%
Dyes, finishes, glues	5%	5%
Hand tools	12%	12%
Hardware	8%	8%
Kits	7%	8%
Lace	14%	13%
Leather	34%	34%
Stamping tools	3%	3%
	100%	100%

^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable. Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors. For additional information regarding our cash, inventory and accounts receivable at the end of 2006 and 2005, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers We currently purchase merchandise and raw materials from 100-150 vendors dispersed throughout the United States and in approximately 20 foreign countries. In 2006, our ten largest vendors accounted for approximately 80% of our inventory purchases.

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

Operations Hours of operations vary by location, but generally range from 8:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays. The stores maintain uniform prices, except where lower prices are necessary to meet local competition.

Competition Most of our competition comes in the form of small, independently-owned retailers who in most cases are also our customers. We estimate that there are a few hundred of these small independent stores in the United States and Canada. We compete on price, availability of merchandise, and delivery time. While there is competition in connection with a number of our products, to our knowledge there is no direct competition affecting our entire product line. Our large size relative to most competitors gives us the advantage of being able to purchase large volumes and stock a full range of products.

Distribution The Leather Factory stores receive the majority of their inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor. Inventory is shipped to the stores from our central warehouse once a week to meet customer demand without sacrificing inventory turns. Customer orders are filled as received, and we do not have backlogs.

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level. We generally maintain higher inventories of imported items to ensure a continuous supply. The number of products offered changes every year due to the introduction of new items and the discontinuance of others. We carry approximately 2,700 items in the current lines of leather and leather-related merchandise. All items are offered in both the Leather Factory and Tandy Leather stores.

Expansion Leather Factory's expansion across the United States has been fairly consistent since we purchased the original six stores in 1985. We opened our thirtieth store in August 2002. We converted one Leather Factory store to a Tandy Leather store in 2006, reducing the number of Leather Factory stores to twenty-nine. While we do not believe there is a significant and immediate opportunity for expansion of the Leather Factory distribution system in terms of opening additional locations, we do believe expansion could be achieved by acquiring companies in related areas/markets which offer collaborative advantages based on the local markets and/or the product lines of the businesses.

Retail Leathercraft

Our Retail Leathercraft division consists of a growing chain of retail stores operating under the name, Tandy Leather. Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and best-known supplier of leather and related supplies used in the leathercraft industry. We offer a product line of quality tools, leather, accessories, kits and teaching materials. This segment had net sales of $22.5 million, $18.0 million and $13.5 million for 2006, 2005 and 2004, respectively.

General As of March 1, 2007, the Tandy Leather retail chain has 65 stores located in 31 states and three Canadian provinces with plans to reach 100 to 120 stores as opportunities arise over the next several years. The stores range in size from 1,200 square feet to 3,800 square feet, with the average size of a store being approximately 2,000 square feet. The type of premises utilized for a Tandy Leather store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.

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

Customers Individual retail customers are our largest customer group, representing more than 65% of Tandy Leather's 2006 sales. Youth groups, summer camps, schools, and a limited number of wholesale customers complete our customer base. Like Leather Factory, Tandy fills orders as they are received, and there is no order backlog. Tandy maintains reasonable amounts of inventory to fill these orders. Tandy Leather’s retail store operations historically generate slightly more sales in the 4th quarter of each year (30-32%) while the other three quarters remain fairly even at 23-25% per quarter.

Merchandise Our products are generally organized into thirteen categories. We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes, and stamping tools.

During 2006 and 2005, Retail Leathercraft division sales by product category were as follows:

Product Category	2006 Sales Mix	2005 Sales Mix
Belts strips and straps	5%	5%
Books, patterns, videos	2%	3%
Buckles	4%	4%
Conchos	4%	4%
Craft supplies	3%	3%
Dyes, finishes, glues	7%	7%
Hand tools	16%	16%
Hardware	7%	6%
Kits	11%	12%
Lace	4%	4%
Leather	31%	30%
Stamping tools	6%	6%
	100%	100%

As indicated above, the products sold in our Tandy Leather stores are also sold in our Leather Factory stores. Therefore, the discussion above regarding Leather Factory products, their sources and the working capital requirements for the Wholesale Leathercraft division also apply to the Tandy Leather stores. Sales at Tandy Leather stores are generally cash transactions or through national credit cards. We also sell on open account to selected wholesale customers including schools and other institutions and small retailers. Our terms are generally net 30 days. Like Leather Factory, Tandy Leather has an unconditional return policy.

Operations Hours of operation are 9:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays. In addition, most of the stores stay open late one night a week for leathercrafting classes taught in the stores. Selling prices are uniform throughout the Tandy Leather store system.

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

Expansion We intend to expand the Tandy Leather retail store chain to 100 to 120 stores throughout North America at an average rate of approximately 12 stores per year. Fourteen stores were opened in 2002; twelve stores were opened in 2003; sixteen were opened in 2004 (including four in Canada); eight were opened in 2005, and twelve were opened in 2006. Ten of the 65 stores opened to date were independent leathercraft stores that we acquired. Separately, these acquisitions are not material. The other fifty-five stores have been de novo stores opened by us. In 2007, we plan to open 12 retail stores. Three stores have been opened in 2007 as of March 1st.

Other

Roberts, Cushman, founded in 1856, produces made-to-order trimmings for the headwear industry. This segment had net sales of $1.7 million, $1.6 million, and $2.0 million for 2006, 2005 and 2004, respectively.

Business Strategy Roberts, Cushman has long been considered one of the leaders in the field of headwear trimmings. It designs and supplies exclusive trimmings for all types of hats. Trims are sold to hat manufacturers directly. We do not employ an outside sales force. Instead, customers visit our facilities and, with the review of previous designs, incorporate their ideas into a customized product. The customer is provided samples or photographs of each design before they leave the premises. These samples can then be used as a sales tool to obtain hat orders from their customers. This “design-on-site” process is unique in the industry.

Customers We design and supply trims for approximately 50 of the headwear manufacturers worldwide, supplying customized trims, ribbons, buckle sets, name pins, feathers, and other items. Our success in developing and maintaining long-standing relationships with our customers is due primarily to our ability to deliver quality products in a timely manner. Our backlog of in-house orders from customers as of February 20, 2007 was $110,000, which approximates thirty days of sales. Roberts, Cushman’s sales generally do not reflect significant seasonal patterns.

The working capital requirements of this operation are dictated by the amounts needed to meet current obligations, purchase raw material and allow for collection of accounts receivable. Roberts, Cushman provides sufficient cash flow to satisfy these requirements.

Merchandise Our hat bands are generally produced from leather, ribbon, or woven fabrics, depending on the style of hat. They are created by cutting leather and/or other materials into strips, and then enhancing the trim by attaching conchos and/or three-piece buckle sets, braiding with other materials, and finishing the end or borders by stitching or by lacing with leather lace. We also supply custom-designed buckles and conchos, feathers for dress hats, and name pins, separate from hat bands. Roberts, Cushman purchases components from over 25 vendors, located predominately in the United States. In 2006, our top 10 vendors (in dollars purchased) represented approximately 45% of its total purchases. Products are sold on terms that generally range from net 30 to net 90 days. Because our products are custom-designed, we do not accept product returns, except in the case of defective merchandise.

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

Employees As of December 31, 2006, we employed 412 people, 310 of whom were employed on a full-time basis. We are not a party to any collective bargaining agreements. Overall, we believe that relations with employees are good.

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

Our Website and Availability of SEC Reports We file reports with the Securities and Exchange Commission ("SEC"). These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings. The public may read any of these filings at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Further, the SEC maintains an Internet site that contains reports, proxy and information statements and other information concerning us. You can connect to this site at http://www.sec.gov.

Our corporate website is located at http://www.tandyleatherfactory.com. We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our SEC filings can be found on the Investor Relations page of our website through the "SEC Filings" link. In addition, certain other corporate governance documents are available on this website through the "Corporate Governance" link.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers.

Name and Age	Position and Business Experience During Past Five Years	Served as Officer Since
J. Wray Thompson, 75	Chief Executive Officer from June 1993 to December 2006; President from June 1993 to January 2001	1993

Ronald C. Morgan, 59	Chief Executive Officer since January 2007; President since January 2001; Chief Operating Officer since June 1993	1993

Shannon L. Greene, 41	Chief Financial Officer since May 2000; Controller from January 1998 to May 2000	2000

Robin L. Morgan, 56	Vice President of Administration since June 1993	1993

Wray Thompson has served as our Chairman of the Board since June 1993. He served as Chief Executive Officer from June 1993 to December 2006. He also served as President from June 1993 to January 2001. Mr. Thompson was a co-founder of the company.

Ronald C. Morgan has served as our President since January 2001 and has served as Chief Operating Officer and director since June 1993. He was appointed as our Chief Executive Officer in January 2007 following the resignation of Wray Thompson. Mr. Morgan was also a co-founder of the company. Mr. Morgan is married to Robin L. Morgan, our Vice President.

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

Robin L. Morgan has served as our Vice President of Administration and Assistant Secretary since June 1993. Ms. Morgan is responsible for import, banking, and procurement for our import product lines and maintains all inventory costs. She administers our insurance programs and serves as chairman of our ESOP committee. Ms. Morgan is married to Ronald C. Morgan, our CEO and President.

All officers are elected annually by the Board of Directors to serve for the ensuing year.

We have two stock option plans - an incentive stock option plan for key management personnel and a non-qualified stock option plan for our outside directors. Both plans expired in 2005. At expiration, there were 20,000 unoptioned shares from the 1995 Stock Option Plan and 24,000 unoptioned shares from the 1995 Directors Non-Qualified Stock Option Plan. The expiration of the plans has no effect on the options previously granted. There were no changes to the exercise prices of the outstanding options under these two plans during 2006.

ITEM 1A. RISK FACTORS

Certain risk factors that may affect our business, financial condition, results of operations and cash flows, or that may cause our actual results to vary from the forward-looking statements contained in this Annual Report on Form 10-K are set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption, “Forward-Looking Statements,” in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

We lease all of our premises and believe that all of our properties are adequately covered by insurance. The properties leased by our Wholesale Leathercraft (Leather Factory stores) and Retail Leathercraft (Tandy Leather stores) divisions are described in Item 1 in the description of each segment. Our Fort Worth location, which includes the Fort Worth Leather Factory store, our central warehouse and manufacturing facility, the sales, advertising, administrative, and executive offices, and the administrative offices of Roberts, Cushman, consists of 115,000 square feet and leases for $427,000 per year. The lease expires in March 2008. We also lease a 284 square-foot showroom in the Denver Merchandise Mart for $5,908 per year. This lease will expire in October 2008. The following table summarizes the locations of our leased premises on a state and province basis as of December 31, 2006:

State	Wholesale Leathercraft	Retail Leathercraft	Other
Alabama	-	1	-
Arizona	2	2	-
Arkansas	-	1	-
California	3	6	-
Colorado	1	3	-
Connecticut	-	1	-
Florida	1	3	-
Georgia	-	1	-
Idaho	-	1	-
Illinois	1	1	-
Indiana	-	2	-
Iowa	1	-	-
Kansas	1	-	-
Kentucky	-	1	-
Louisiana	1	-	-
Maryland	-	1	-
Michigan	1	1	-
Minnesota	-	2	-
Missouri	1	2	-
Montana	1	-	-
Nebraska	-	1	-
Nevada	-	2	-
New Mexico	1	2	-
New York	-	1	-
North Carolina	-	2	-
Ohio	1	1	-
Oklahoma	-	2	-
Oregon	1	-	-
Pennsylvania	1	1	-
Tennessee	1	2	-
Texas	5	9	1
Utah	1	2	-
Virginia	-	1	-
Washington	1	2	-
Wisconsin	-	1	-

Canadian locations:
Alberta	1	1	-
British Columbia	-	1	-
Manitoba	1	-	-
Ontario	1	2	-

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business but are not currently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the American Stock Exchange using the symbol TLF. The high and low prices for each calendar quarter during the last two fiscal years are as follows:

2006	High	Low	2005	High	Low
4th quarter	$8.30	$6.30	4th quarter	$7.23	$4.15
3rd quarter	$6.90	$5.75	3rd quarter	$5.65	$4.30
2nd quarter	$8.30	$6.40	2nd quarter	$4.95	$3.25
1st quarter	$7.40	$5.79	1st quarter	$3.79	$3.20

There were approximately 509 stockholders of record on March 10, 2007.

We have never declared or paid any cash dividends on the shares of our common stock. Our Board of Directors has historically followed a policy of reinvesting our earnings in the expansion of our business. This policy is subject to change based on future industry and market conditions, as well as other factors.

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock. The information is aggregated in two categories: plans previously approved by our stockholders and plans not approved by our stockholders. The table includes information for officers, directors, employees and non-employees. All information is as of December 31, 2006.

Plan Category	Column (a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Column (b) Weighted-average exercise price of outstanding options, warrants and rights	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)
Equity compensation plans approved by stockholders	296,200	$2.05	-
Equity compensation plans not approved by stockholders	98,300	3.65	-
TOTAL	561,000	$2.39	44,000

For additional information, see Note 11 to our Consolidated Financial Statements, Stockholders' Equity.

Stockholder Return Performance Graph

The line graph below compares the yearly percentage change in our cumulative five-year total stockholder return on our common stock with the Standard & Poor’s SmallCap 600 Index and the S&P Specialty Stores Index. The graph assumes that $100 was invested on December 31, 2001 in our common stock, the Standard & Poor’s SmallCap 600 Index, and the S&P Specialty Stores Index, and that all dividends were reinvested. The returns shown on the graph are not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
Tandy Leather Factory, Inc.
Company Name / Index	Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
TANDY LEATHER FACTORY	100	162.50	232.69	170.67	329.33	387.98
S&P SMALLCAP 600 INDEX	100	85.37	118.48	145.32	156.48	180.14
S&P SPECIALTY STORES	100	88.89	119.69	125.92	148.72	180.78
Data Source: Research Data Group, Inc., San Francisco, CA

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below are derived from and should be read in conjunction with our Consolidated Financial Statements and related notes. This information should also be read in conjunction with "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Data in prior years has not been restated to reflect acquisitions, if any, that occurred in subsequent years.

Income Statement Data, Years ended December 31,	2006	2005	2004	2003	2002
Net sales	$55,199,021	$50,719,574	$46,146,284	$41,712,191	$39,728,615
Cost of sales	23,566,251	21,964,530	20,706,239	19,020,292	18,393,914
Gross profit	31,632,770	28,755,044	25,440,045	22,691,899	21,334,701
Operating expenses	24,565,056	23,181,633	21,181,599	18,594,240	17,202,927
Operating income	7,067,714	5,573,411	4,258,446	4,097,659	4,131,774
Operating income per share - basic	$0.65	$0.52	$0.40	$0.40	$0.41
Operating income per shares - diluted	$0.64	$0.51	$0.39	$0.38	$0.38
Other (income) expense	(98,391)	(134,502)	44,800	125,169	311,917
Income before income taxes	7,166,105	5,707,913	4,213,646	3,972,490	3,819,857
Income tax provision	2,389,039	1,994,199	1,559,605	1,232,116	1,224,868
Income before cumulative effect of change in accounting principle	4,777,066	3,713,714	2,654,041	2,740,374	2,594,989
Cumulative effect of change in accounting principle	-	-	-	-	(4,008,831)
Net income (loss)	$4,777,066	$3,713,714	$2,654,041	$2,740,374	$(1,413,842)

Earnings (loss) per share	$0.44	$0.35	$0.25	$0.27	$(0.14)

Earnings (loss) per share- assuming dilution	$0.43	$0.34	$0.24	$0.25	$(0.13)

Weighted average common shares outstanding for:
Basic EPS	10,807,316	10,643,004	10,543,994	10,323,549	10,063,581
Diluted EPS	11,113,855	10,976,240	10,957,518	10,861,305	10,761,670

Balance Sheet Data, as of December 31,	2006	2005	2004	2003	2002
Cash and cash equivalents	$6,739,981	$3,215,727	$2,560,202	$1,728,344	$101,557
Total assets	31,916,635	25,680,473	22,167,163	19,058,406	19,675,602
Capital lease obligation, including current portion	111,723	245,789	379,857	1,134	7,691
Long-term debt, including current portion	-	-	505,154	1,792,984	4,213,533
Total Stockholders’ Equity	$26,323,243	$21,257,857	$17,310,233	$14,509,493	$11,170,062

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

This discussion should be read in conjunction with our financial statements as of December 31, 2006 and 2005 and the two years then ended and the notes accompanying those financial statements. You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

Summary

We are the world's largest specialty retailer and wholesale distributor of leather and leathercraft-related items. Our operations are centered on operating retail and wholesale stores. We have built our business by offering our customers quality products in one location at competitive prices. The key to our success is our ability to grow our base business. We grow that business by opening new locations and by increasing sales in our existing locations. We intend to continue to expand both domestically, in the short-term, and internationally, in the long-term.

We operate in three segments. First, Wholesale Leathercraft, consisting of our Leather Factory stores and our national account group, is the largest source of revenues ($31.0 million in 2006). This division has generally offered steady but modest increases in sales. Sales in 2006 declined 0.1%, short of our target of annual sales growth of 2% to 4%. The decrease in sales to national accounts in 2006 accounted for the shortfall. Excluding national account sales, the stores produced a sales gain of 2.7% for 2006.

Since acquiring its assets in 2000, we have focused on re-establishing Tandy Leather as the operator of retail leathercraft stores. These retail stores comprise our second segment, Retail Leathercraft. Because of growth here, this segment has experienced the greatest increases in sales ($22.5 million in 2006, up from $18.0 million in 2005). Our business plan calls for opening an average of 12 stores annually as we work toward a goal of 100+ stores from 64 stores at the end of 2006.

We refer to our third segment as “Other”. It consists of Roberts, Cushman, a supplier of trimmings for headwear. Its operations are not material to us. In 2002, we wrote off the goodwill related to our investment in Roberts, Cushman in connection with an accounting change.

On a consolidated basis, a key indicator of costs, gross margin as a percent of total net sales, increased in 2005 and again in 2006, reflecting a number of factors including more retail sales with higher profit margins. Operating expenses as a percent of total net sales in 2006 decreased 1.2% from 2005. Operating expenses were down 0.2% as a percentage of total net sales in 2005 when compared with 2004.

We reported consolidated net income for 2006 of $4.8 million. Consolidated net income for 2005 and 2004 was $3.7 million and $2.7 million, respectively. We have used our cash flow to fund our operations, to fund the opening of new Tandy Leather stores and to eliminate our bank debt. At the end of 2006, our stockholders’ equity had increased to $26.3 million from $21.3 million the previous year.

Comparing the December 31, 2006 balance sheet with the prior year’s, we increased our investments in inventory ($17.2 million from $15.7 million) and accounts receivable ($2.6 million from $2.2 million), while total cash increased to $6.7 million from $3.2 million. In addition to cash on hand, we have a $3 million bank line of credit, of which none was drawn on December 31, 2006.

Net Sales

Net sales for the three years ended December 31, 2006 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	Other	Total Company	Total Company Incr from Prior Year
2006	$31,068,188	$22,520,461	$1,610,372	$55,199,021	8.8%
2005	$31,046,268	$18,023,214	$1,650,092	$50,719,574	9.9%
2004	$30,630,122	$13,515,662	$2,000,500	$46,146,284	10.6%

Our net sales grew by 8.8% in 2006 when compared with 2005 and 9.9% in 2005 when compared with 2004. These annual increases resulted primarily from our Retail Leathercraft expansion program.

Costs and Expenses

In general, our gross profit as a percentage of sales (our gross margin) fluctuates based on the mix of customers we serve, the mix of products we sell, and our ability to source products globally. Our negotiations with suppliers for lower pricing are an on-going process and we have varying degrees of success in those endeavors. Sales to retail customers tend to produce higher gross margins than sales to wholesale customers due to the difference in pricing levels. Therefore, as retail sales increase in the overall sales mix, higher gross margins tend to follow. Finally, there is significant fluctuation in gross margins between the various merchandise categories we offer. As a result, our gross margins can vary depending on the mix of products sold during any given time period.

For 2006, our cost of sales decreased as a percentage of total net sales when compared to 2005, resulting in an overall increase of 0.6% in our consolidated gross margin from 56.7% in 2005 to 57.3% in 2006. Similarly, our total cost of sales as a percentage of our total net sales had decreased for 2005 when compared to 2004 resulting in an overall increase in consolidated gross margin of 1.6% from 55.1% for 2004 to 56.7% in 2005. These increases in gross margin were primarily due to increased retail sales over the three years.

Our gross margins for the three years ended December 31, 2006 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	Other	Total Company
2006	56.13%	60.79%	32.09%	57.31%
2005	55.20%	61.82%	27.89%	56.69%
2004	53.82%	61.77%	30.31%	55.13%

Our operating expenses decreased 1.2% as a percentage of total net sales to 44.5% in 2006 when compared with 45.7% in 2005 which indicates that our sales grew faster than our operating expenses. Significant expense fluctuations in 2006 compared to 2005 are as follows:

Expense	2006 amount	Incr (decr) over 2005
Employee compensation & benefits	$13.3 million	$1.1 million
Rent & utilities	3.5 million	300,000
Supplies	800,000	200,000
Contributions	-	(200,000)
Legal & professional fees	300,000	(100,000)

Our operating expenses decreased 0.2% as a percentage of total net sales to 45.7% in 2005 when compared with 45.9% in 2004. Significant expense fluctuations in 2005 compared to 2004 are as follows:

Expense	2005 amount	Incr (decr) over 2004
Employee compensation & benefits	$12.2 million	$1.2 million
Rent & utilities	3.2 million	300,000
Advertising & marketing	3.3 million	600,000
Property insurance	400,000	(150,000)
Legal & professional fees	400,000	(100,000)

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations and discounts taken or given. In 2006, we had income (net) of $98,000 compared to a income (net) of $135,000 in 2005, attributable to currency exchange gain of $52,000 in 2006 compared to $72,000 in 2005, and net discounts given in 2006 of $16,000 compared to net discounts taken in 2005 of $11,000.

In 2005, we had income (net) of $135,000 compared to an expense (net) of $45,000 in 2004, attributable to the reduction of $50,000 in interest paid, a currency exchange gain of $72,000 in 2005 compared to a currency exchange loss of $5,000 in 2004, and net discounts taken in 2005 of $11,000 compared to net discounts given in 2004 of $63,000.

Net Income

During 2006, we earned net income of $4.8 million, a 29% improvement over our net income of $3.7 million earned during 2005. As a result of the increase in our overall gross margin and an improvement in operating efficiency, our profits in 2006 grew at a rate faster than sales.

During 2005, we earned net income of $3.7 million, a 40% improvement over our net income of $2.65 million earned during 2004. As a result of the increase in our overall gross margin, slight improvement in operating efficiency, and reduction in interest and other expenses, our profits in 2005 grew at a rate faster than sales.

Wholesale Leathercraft

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2006	(0.1)%	$4,814,240	29.4%	15.5%
2005	1.4%	$3,721,891	23.5%	12.0%
2004	(0.2)%	$3,013,316	(13.0)%	9.8%

Wholesale Leathercraft, consisting of 29 Leather Factory stores, accounted for 56.2% of our consolidated net sales in 2005, which compares to 61.2% in 2005 and 66.4% in 2004. The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft and we expect this trend to continue.

Sales in the stores increased 2.5% in 2006 compared to sales in 2005, but this gain was offset by a 4% sales decline in our national account group. By customer group, we achieved gains to our retail and small manufacturing customers while our sales to our wholesale customers declined slightly. Our sales mix by customer group was as follows:

Customer Group	2006	2005	2004
Retail	25%	23%	23%
Institution	7%	7%	7%
Wholesale	39%	45%	47%
National Accounts	19%	16%	16%
Manufacturers	10%	9%	7%
	100%	100%	100%

The 2006 increase in operating income as a percentage of divisional sales resulted from an increase of 1.81% in gross margin (as a percentage of sales) compared with 2005, and a decrease of 5.8% in operating expenses as a percent of sales. Significant operating expense decreases occurred in contributions ($200,000), various bank fees ($100,000), legal and professional fees ($100,000), depreciation ($100,000) and advertising costs ($250,000). These reductions were partially offset by increases in employee wages ($100,000) and general supplies ($150,000).

The 2005 increase in operating income as a percentage of divisional sales resulted from an increase of 1.43% in gross margin (as a percentage of sales) compared with 2004, and a decrease of 0.3% in operating expenses as a percent of sales. Significant operating expense decreases occurred in employee benefits ($245,000), various insurance costs ($195,000), legal and professional fees ($80,000) and outside services ($125,000). These reductions were partially offset by increases in manager bonuses ($320,000) and advertising and marketing expenses ($285,000).

Retail Leathercraft

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2006	25.0%	$2,310,073	30.7%	10.3%
2005	33.4%	$1,766,960	45.9%	9.8%
2004	46.6%	$1,210,566	100.3%	8.9%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 40.8% of our total net sales in 2006, up from 35.5% in 2005 and 29.3% in 2004.

Growth in net sales for Retail Leathercraft division in 2006 and 2005 resulted primarily from our expansion program. Expansion during 2006 and 2005 consisted of the opening of 12 and 8 new stores, respectively.

Our sales mix by customer group was as follows:

Customer Group	2006	2005	2004
Retail	65%	62%	72%
Institution	8%	11%	6%
Wholesale	26%	26%	21%
National Accounts	0%	0%	0%
Manufacturers	1%	1%	1%
	100%	100%	100%

Operating income as a percentage of sales increased to 10.3% for 2006 compared to 9.8% for 2005. Gross margin fell to 60.8% in 2006 from 61.8% in 2005. Operating expenses as a percent of sales in 2006 decreased by 1.5%, from 52.0% for 2005 to 50.5% for 2006 as sales and gross margin grew at a faster pace than that of operating expenses.

Operating income as a percentage of sales increased to 9.8% for 2005 compared to 8.9% for 2004. Gross margin remained steady at 61.8% in 2004 and 2005. Operating expenses as a percent of sales in 2005 decreased by 0.8%, from 52.8% for 2004 to 52.0% for 2005.

We intend to continue the expansion of Tandy Leather’s retail store chain in 2007 by opening approximately 12 new stores throughout the year. As of March 1, 2007, we have opened three new stores this year:

•	Boston, MA
•	Allentown, PA
•	Cincinnati, OH

We remain committed to a conservative expansion plan for this division that minimizes risks to our profits and maintains financial stability.

Other

Roberts, Cushman accounted for 2.9% of our total sales in 2006 compared with 3.3% and 4.3% in 2005 and 2004, respectively. The loss from operations was $57,000 in 2006 compared to operating income of $84,000 in 2005 and $35,000 in 2004. Roberts, Cushman's sales and profits are immaterial to us as a whole.

Financial Condition

At December 31, 2005, we held $3.2 million of cash, $15.6 million of inventory, accounts receivable of $2.2 million, and $1.7 million of property and equipment. Goodwill and other intangibles (net of amortization and depreciation) were $747,000 and $399,000, respectively. We also own a leather artwork collection, most of which was created by Al Stohlman, a legendary leathercrafter, valued on our balance sheet at $250,000. Net total assets were $25.7 million. Current liabilities were $4.1 million (including $134,000 of current maturities of capital lease obligations), while long-term debt was $111,000. Total stockholders’ equity at the end of 2005 was $21.2 million.

At December 31, 2006, we held $6.7 million of cash, $17.2 million of inventory, accounts receivable of $2.6 million, and $1.9 million of property and equipment. Goodwill and other intangibles (net of amortization and depreciation) were $747,000 and $360,000, respectively. Net total assets were $31.9 million. Current liabilities were $5.4 million (including $111,000 of current maturities of capital lease obligations), while long-term debt was $0. Total stockholders’ equity at the end of 2006 was $26.3 million.

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2006	2005	2004
Solvency Ratios:
Quick Ratio	Cash+Accts Rec/Total Current Liabilities	1.74	1.31	1.21
Current Ratio	Total Current Assets/Total Current Liabilities	5.19	5.30	4.79
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.20	0.19	0.22
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.31	0.26	0.30
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.21	0.21	0.28
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.07	0.08	0.11

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	53.43	44.17	43.57
Inventory Turnover	Sales/Average Inventory	3.36	3.57	3.87
Assets to Sales	Total Assets/Sales	0.58	0.51	0.48
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.45	2.38	3.21
Accounts Payable to Sales	Accounts Payable/Sales	0.03	0.02	0.04

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.09	0.07	0.06
Return on Assets	Net Profit After Taxes/Total Assets	0.15	0.14	0.12
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.18	0.18	0.15

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

We borrow and repay funds under revolving credit terms as needed. The principal balance has been zero since the first quarter of 2005. We have not borrowed (and repaid) funds since that time. Total bank indebtedness at the end of 2006 and 2005 is zero.

Reflecting the reduction of bank indebtedness during the periods, our financing activities for 2006, 2005 and 2004 provided (required) net cash of $69,000, ($447,000), and ($1.2 million), respectively.

The primary source of liquidity and capital resources during 2006 was cash flow provided by operating activities. Cash flow from operations for 2006 and 2005 was $3.9 million and $1.5 million, respectively, the largest portion generated from net income partially offset by the increase in inventory. Cash flow from operations in 2004 was $2.9 million.

Consolidated accounts receivable increased to $2.6 million at December 31, 2006 compared to $2.2 million at December 31, 2005. Average days to collect accounts slowed from 44.17 days in 2005 to 53.4 days in 2006 on a consolidated basis due primarily to the suspension of payments from a large customer due to a processing error on the part of the customer. The problem was resolved and we expect to collect the backlog of payments by the end of the first quarter of 2007.

Inventory increased from $15.7 million at the end of 2005 to $17.2 million at December 31, 2006. We expect our inventory to slowly trend upward as we continue our expansion of the Tandy Leather store chain. We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected store growth and expansion. While we believe our investment in inventory at the end of 2006 was at a reasonable level given our expansion plans, it was approximately 5% above our internal targets of optimum inventory levels.

Consolidated inventory turned 3.36 times during 2006, a slight slow down from the 3.57 times turned in 2005. We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2006	2005	2004
Wholesale Leathercraft	2.40	2.68	3.11
Retail Leathercraft	6.99	8.23	8.88
Roberts, Cushman	7.15	3.75	4.12

Wholesale Leathercraft stores only	7.48	7.73	8.69

Retail Leathercraft inventory turns are significantly higher than that of Wholesale Leathercraft because its inventory consists only of the inventory at the stores. The Tandy Leather stores have no warehouse (backstock) inventory to include in the turnover computation as the stores get their product from the central warehouse. Wholesale Leathercraft’s turns are expected to be slower because the central warehouse inventory is part of this division and its inventory is held as the backstock for all of the stores.

Accounts payable increased to $1.8 million at the end of 2006 compared to $1.2 million at the end of 2005 due primarily to the intentional slowdown in payments to vendors. We were paying ahead of terms in many cases in 2005 which resulted in the lower accounts payable balance at December 31, 2005.

As discussed above, the largest use of operating cash in 2006 was for inventory purchases and increase in accounts receivable. Capital expenditures totaled $471,000 and $273,000 for the years ended December 31, 2006 and 2005, respectively. In 2006, capital expenditures consisted of factory machines and dies ($85,000); fixtures and equipment for the new Tandy Leather retail stores ($175,000), air conditioner replacements at existing stores ($40,000), leather display racks ($25,000); computer server upgrades ($60,000) and miscellaneous computer and other office equipment ($150,000). Since we intend to continue opening or acquiring new Tandy Leather stores, expenditures related to this expansion should continue into 2007.

We believe that cash flow from operations will be adequate to fund our operations in 2007, while also funding expansion. At this time, we know of no trends or demands, commitments events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations. In addition, we anticipate that this cash flow will enable us to meet the contractual obligations and commercial commitments. However, if cash flows should decrease or uses of cash increase, we may increase our borrowings on our line of credit as needed. We believe that, if desired, our present financial condition would permit us to increase the maximum amount that could be borrowed from lenders. Further, we could defer expansion plans if required by unanticipated drops in cash flow. In particular, because of the relatively small investment required by each new Tandy Leather store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2006, 2005 and 2004, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2006 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 -5 Years	After 5 Years
Long-Term Debt(1)	--	--	--	--	--
Capital Lease Obligations	$ 111,722	$ 111,722	--	--	--
Operating Leases(2)	6,050,225	2,370,711	$ 3,408,483	$270,031	--
Total Contractual Obligations	$6,161,947	$2,482,433	$3,408,483	$270,031	$ --
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

Goodwill. A change in the accounting rules necessitated a change in 2002 in how we report goodwill on our balance sheet. As a result, we incurred an impairment write-down in 2002 of our investment in Roberts, Cushman in the amount of $4.0 million. We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carry value. As of December 31, 2006, we determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. If actual results of these stores differ significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash	$6,739,891	$3,215,727
Accounts receivable-trade, net of allowance for doubtful accounts
of $149,000 and $138,000 in 2006 and 2005, respectively	2,599,279	2,178,848
Inventory	17,169,358	15,669,182
Deferred income taxes	266,018	273,872
Other current assets	1,089,258	358,058
Total current assets	27,863,804	21,695,687

PROPERTY AND EQUIPMENT, at cost	6,865,946	6,424,091
Less accumulated depreciation and amortization	(4,989,341)	(4,664,614)
	1,876,605	1,759,477

GOODWILL	746,139	746,611
OTHER INTANGIBLES, net of accumulated amortization of
$262,000 and $223,000 in 2006 and 2005, respectively	360,676	398,967
OTHER assets	1,069,411	1,079,731
	$31,916,635	$25,680,473

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,776,646	$1,220,420
Accrued expenses and other liabilities	3,424,010	2,550,573
Income taxes payable	59,392	199,581
Current maturities of capital lease obligation	111,723	134,067
Total current liabilities	5,371,771	4,104,641

DEFERRED INCOME TAXES	221,621	206,253

CAPITAL LEASE OBLIGATION, net of current maturities	-	111,722
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 10,885,068 and 10,741,835 shares issued at 2006 and 2005,
10,879,209 and 10,735,976 outstanding at 2006 and 2005, respectively	26,124	25,780
Paid-in capital	5,292,591	4,988,445
Retained earnings	20,949,540	16,172,475
Treasury stock (5,859 shares at cost)	(25,487)	(25,487)
Accumulated other comprehensive income	80,475	96,644
Total stockholders' equity	26,323,243	21,257,857
	$31,916,635	$25,680,473

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

NET SALES	$ 55,199,021	$ 50,719,574	$ 46,146,284
COST OF SALES	23,566,251	21,964,530	20,706,239
Gross Profit	31,632,770	28,755,044	25,440,045

OPERATING EXPENSES	24,565,056	23,181,633	21,181,599
INCOME FROM OPERATIONS	7,067,714	5,573,411	4,258,446

OTHER (INCOME) EXPENSE:
Interest expense	-	3,188	53,400
Other, net	(98,391)	(137,690)	(8,600)
Total other expense	(98,391)	(134,502)	44,800

INCOME BEFORE INCOME TAXES	7,166,105	5,707,913	4,213,646

PROVISION FOR INCOME TAXES	2,389,039	1,994,199	1,559,605

NET INCOME	$4,777,066	$3,713,714	$2,654,041

NET INCOME PER COMMON SHARE - BASIC	$0.44	$0.35	$0.25

NET INCOME PER COMMON SHARE - DILUTED	$0.43	$0.34	$0.24

Weighted Average Number of Shares Outstanding:
Basic	10,807,316	10,643,004	10,543,994
Diluted	11,113,855	10,976,240	10,957,518

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,777,066	$ 3,713,714	$ 2,654,041
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	392,915	456,706	452,653
Gain on disposal of assets	(3,750)	(9,145)	(2,000)
Non-cash stock-based compensation	101,080	-	-
Deferred income taxes	23,222	(181,317)	38,721
Other	(15,696)	38,276	20,123
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade, net	(420,431)	(146,559)	(112,738)
Inventory	(1,500,176)	(2,919,473)	(1,303,762)
Income taxes	(140,189)	176,817	228,787
Other current assets	(731,200)	271,664	(102,163)
Accounts payable-trade	556,226	(733,726)	406,357
Accrued expenses and other liabilities	873,437	868,570	658,692
Total adjustments	(864,562)	(2,178,187)	284,670
Net cash provided by operating activities	3,912,504	1,535,527	2,938,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(471,753)	(272,826)	(369,559)
Payments in connection with businesses acquired	-	-	(556,794)
Proceeds from sale of assets	3,750	9,145	2,000
Decrease (increase) in other assets	10,320	(168,981)	10,280
Net cash used in investing activities	(457,683)	(432,662)	(914,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans	-	(505,154)	(1,287,830)
Payments on capital lease obligations	(134,067)	(134,067)	(23,478)
Payments received on notes secured by common stock	-	-	20,000
Repurchase of common stock (treasury stock)	-	-	(25,487)
Proceeds from issuance of common stock and warrants	203,410	191,881	124,015
Net cash provided by (used in) financing activities	69,343	(447,340)	(1,192,780)

NET INCREASE IN CASH	3,524,164	655,525	831,858

CASH, beginning of period	3,215,727	2,560,202	1,728,344

CASH, end of period	$6,739,891	$3,215,727	$2,560,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$ -	$ 3,188	$ 59,773
Income tax paid during the period, net of (refunds)	2,282,113	1,954,364	1,197,347

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	-	-	$ 402,201

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2006, 2005 and 2004

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Notes receivable - secured by common stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2003	10,487,961	$25,171	$4,673,158	-	$9,804,719	$(20,000)	$26,445	$14,509,493
Payments on notes receivable secured by common stock	-	-		-	-	20,000	-	20,000
Shares issued - stock options and warrants exercised	72,700	174	74,896	-	-	-	-	75,070
Warrants to acquire 50,000 shares of common stock issued	-	-	48,945	-	-	-	-	48,945
Purchase of treasury stock	-	-	-	(25,487)	-	-	-	(25,487)
Net income	-	-	-	-	2,654,041	-	-	2,654,041	$2,654,041
Translation adjustment	-	-	-	-	-	-	28,171	28,171	28,171
BALANCE, December 31, 2004	10,560,661	$25,345	$4,796,999	$(25,487)	$12,458,760	-	$54,616	$17,310,233

Comprehensive income for the year ended December 31, 2004									$2,682,212
Shares issued - stock options and warrants exercised	181,174	435	191,446	-	-	-	-	191,881
Net income	-	-	-	-	3,713,714	-	-	3,713,714	$3,713,714
Translation adjustment	-	-	-	-	-	-	42,029	42,029	42,029
BALANCE, December 31, 2005	10,741,835	$25,780	$4,988,445	$(25,487)	$16,172,474	-	$96,645	$21,257,857

Comprehensive income for the year ended December 31, 2005									$3,755,743
Shares issued - stock options and warrants exercised	143,233	344	203,066	-	-	-	-	203,410
Stock-based compensation	-	-	101,080	-	-	-	-	101,080
Net income	-	-	-	-	4,777,066	-	-	4,777,066	$4,777,066
Translation adjustment	-	-	-	-	-	-	(16,170)	(16,170)	(16,170)
BALANCE, December 31, 2006	10,885,068	$26,124	$5,292,591	$(25,487)	$20,949,540	-	$80,475	$26,323,243

Comprehensive income for the year ended December 31, 2006									$4,760,896

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, and 2004

1. DESCRIPTION OF BUSINESS

Our primary line of business is the sale of leather, leather crafts and related supplies. We sell our products via company-owned stores throughout the United States and Canada. Numerous customers including retailers, wholesalers, assemblers, distributors and other manufacturers are geographically disbursed throughout the world. We also have light manufacturing facilities in Texas.

On May 23, 2005, our stockholders approved changing the name of the Company from The Leather Factory, Inc. to Tandy Leather Factory, Inc.

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

Foreign currency translation adjustments arise from activities of our Canadian operations. Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates. Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity. Gains and losses resulting from foreign currency translations are reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.

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

Cost of goods sold includes inbound freight and duty charges from vendors to our central warehouse, freight and handling charges to move merchandise from our central warehouse to our stores, and manufacturing overhead, as appropriate.

Operating expenses include all selling, general and administrative costs including wages and related employee expenses (payroll taxes, health benefits, savings plans, etc.), advertising, outbound freight charges (to ship merchandise to customers), rent, and utilities.

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

BASIC	2006	2005	2004
Net income (loss)	$4,777,066	$3,713,714	$ 2,654,041

Weighted average common shares outstanding	10,807,316	10,643,004	10,543,994

Earnings per share - basic	$ 0.44	$ 0.35	$ 0.25

DILUTED
Net income (loss)	$ 4,777,066	$ 3,713,714	$ 2,654,041

Weighted average common shares outstanding	10,807,316	10,643,004	10,543,994
Effect of assumed exercise of stock options and warrants	306,539	333,236	413,524
Weighted average common shares outstanding, assuming dilution	11,113,855	10,976,240	10,957,518

Earnings per share - diluted	$ 0.43	$ 0.34	$ 0.24

Outstanding options and warrants excluded as anti-dilutive	-	-	136,000

For additional disclosures regarding the employee stock options and the warrants, see Note 11. The net effect of converting stock options and warrants to purchase 446,500 and 596,174 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2006 and 2005, respectively.

•	Goodwill and other intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We periodically analyze goodwill remaining on the balance sheet to determine the appropriateness of its carrying value and have elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2006, we determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally the same as the operating segments identified in Note 13 - Segment Information.

A summary of changes in our goodwill for the years ended December 31, 2006 and 2005 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2004	$359,454	$383,406	$742,860
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	3,751	-	3,751
Impairments	-	-	-
Balance, December 31, 2005	$363,205	$383,406	$746,611
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(472)	-	(472)
Impairments	-	-	-
Balance, December 31, 2006	$362,733	$383,406	$746,139

As of December 31, 2006 and 2005, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2006
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$247,193	$297,176
Non-Compete Agreements	78,000	14,500	63,500
	$622,369	$261,693	$360,676

	As of December 31, 2005
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$210,902	$333,467
Non-Compete Agreements	78,000	12,500	65,500
	$622,369	$223,402	$398,967

Excluding goodwill, we have no intangible assets not subject to amortization under SFAS 142. Amortization of intangible assets of $38,291 in 2006, $38,791 in 2005, and $33,782 in 2004 was recorded in operating expenses. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

	Leather Factory	Tandy Leather	Total
2007	$5,954	$31,837	$37,791
2008	5.954	30,337	36,291
2009	5,954	30,337	36,291
2010	5,954	30,337	36,291
2011	5,027	30,337	35,364

During 2006, we did not acquire any intangible assets.

•	Fair value of financial Instruments

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

•	Deferred taxes

Deferred income taxes result from temporary differences in the bases of our assets and liabilities reported for book and tax purposes.

•	Stock-based compensation - Change in Accounting Principle

We had two stock option plans which provided for stock option grants to officers, key employees and directors. Both plans expired in the 4th quarter of 2005. The expiration of the plans have no effect on the options previously granted. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period. Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

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

We recognized share based compensation expense of approximately $101,000 for the year ended December 31, 2006, as a component of operating expenses. Had compensation expense for our stock option plans been based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, our pro forma net earnings, basic and diluted earnings per common share for the years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
Net income, as reported	$3,713,714	$2,654,041
Add: Stock-based compensation expense included in reported net income	-	-
Deduct: Stock-based compensation expense determined under fair value method	122,934	117,443
Net income, pro forma	$3,590,780	$2,536,598

Net income per share:
Basic - as reported	$0.35	$0.25
Basic - pro forma	$0.34	$0.24

Diluted - as reported	$0.34	$0.24
Diluted - pro forma	$0.33	$0.23

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model (BSM) with the following weighted-average assumptions:

	2005	2004
Volatility	36.6%	36.4%
Expected option life	3-5	3-5
Interest rate (risk free)	4.25%	3.375%
Dividends	None	None

The effect on 2005 and 2004 pro forma net income and earnings per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future. In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

During the year ended December 31, 2006, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	$1.93	421,000
Granted	-	-
Cancelled	-	-
Exercised	1.63	(124,800)
Outstanding, December 31, 2006	$2.05	296,200	4.99	$333,060
Exercisable, December 31, 2006	$1.82	266,200	4.77	$269,520

Other information pertaining to option activity during the twelve month periods ended December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
Weighted average grant-date fair value of stock options granted	N/A	$11,814
Total fair value of stock options vested	$89,915	$95,866
Total intrinsic value of stock options exercised	$90,780	$99,879

As of December 31, 2006, there was $52,000 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 3 years.

Stock options to purchase our common stock are granted at prices at or above the fair market value on the date of grant. For employees, options become exercisable in five equal installments beginning a year from the date of grant. For non-employee directors, options become exercisable six months after the date of grant. All options expire 10 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the BSM option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expect to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

•	Comprehensive income

Comprehensive income represents all changes in stockholders’ equity, exclusive of transactions with stockholders. The accumulated balance of foreign currency translation adjustments is presented in the consolidated financial statements as “accumulated other comprehensive income or loss”.

•	Shipping and handling costs

All shipping and handling costs incurred by us are included in operating expenses on the statements of income. These costs totaled approximately $1,611,000, $1,504,000 and $1,360,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred. Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months. Such capitalized costs are included in other current assets and totaled $238,000 and $211,000 at December 31, 2006 and 2005, respectively. Total advertising expense was $3,087,943 in 2006; $3,074,991 in 2005; and $2,571,124 in 2004.

We agree to list the names and addresses of our Authorized Sales Centers (ASCs) in certain mailing pieces produced. The inclusion of these names and addresses are at our sole discretion. The production and distribution of direct mailings is the primary method of advertising we use and normally consists of 75 to 80 unique mailing pieces annually. Generally, the ASCs are listed in six to eight of those pieces. We believe that the inclusion of these ASC locations in the flyers has no impact on our financial statements.

•	Cash flows presentation

For purposes of the statement of cash flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

3. VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer. Accounts are written off as they are deemed uncollectible based on a periodic review of accounts. Our allowance for doubtful accounts was $149,172 and $137,587, respectively, at December 31, 2006 and 2005. The following is a roll forward of the allowance for doubtful accounts:

	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
Year ended December 31, 2006	$137,587	-	85,439	241	(74,095)	$149,172
Year ended December 31, 2005	$ 85,133	-	87,873	527	(35,946)	$137,587
Year ended December 31, 2004	$ 31,469	9,785	104,587	4,980	(65,688)	$ 85,133

•	Sales returns and defective merchandise

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

4. BALANCE SHEET COMPONENTS

	December 31, 2006	December 31, 2005
INVENTORY
On hand:
Finished goods held for sale	$14,774,445	$14,035,384
Raw materials and work in process	628,539	984,878
Inventory in transit	1,766,374	648,920
TOTAL	$17,169,358	$15,669,182

PROPERTY AND EQUIPMENT
Leasehold improvements	$1,199,900	$1,199,996
Equipment	4,449,949	4,093,722
Furniture and fixtures	1,149,875	1,064,081
Vehicles	66,222	66,292
	6,865,946	6,424,091
Less: accumulated depreciation	(4,989,341)	(4,664,614)
TOTAL	$1,876,605	$1,759,477

OTHER CURRENT ASSETS
Accounts receivable - employees	$16,247	$12,158
Accounts receivable - other	390,937	2,037
Prepaid expenses	598,094	313,344
Payments for merchandise not received	83,980	30,519
TOTAL	$1,089,258	$358,058

OTHER ASSETS
Security deposits - utilities, locations, etc.	$70,771	$83,087
Leather art collection	252,000	250,000
Computer software not implemented yet	746,640	746,644
TOTAL	$1,069,411	$1,079,731

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$950,056	$1,120,517
Accrued payroll	274,514	328,691
Sales and payroll taxes payable	231,076	208,396
Inventory in transit	1,766,374	648,920
Other	201,990	244,049
TOTAL	$3,424,010	$2,550,573

Depreciation expense was $348,797, $417,914, and $444,878 for the years ended December 31, 2006, 2005 and 2004, respectively.

5. NOTES PAYABLE AND LONG-TERM DEBT

On November 1, 2004, we entered into a Credit Agreement with JPMorgan Chase (“Chase”) pursuant to which Chase agreed to provide a revolving credit facility of up to $3,000,000. The revolver bears interest at prime less .5% (7.75% at December 31, 2006) or LIBOR plus 1.35%, matures on October 6, 2008, and is collateralized by inventory and accounts receivable.

At December 31, 2006 and 2005, there were no amounts outstanding under the above agreement and other long-term debt.

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

6. CAPITAL LEASE OBLIGATIONS

We lease certain licensed software under a capital lease agreement. The asset subject to the agreement totaling $402,201 is included in other assets as of December 31, 2006. The asset will be reclassified into property and equipment once the conversion and implementation process is completed.

At December 31, 2006 and 2005, the amounts outstanding under capital lease obligations consisted of the following:

	2006	2005
Capital Lease secured by certain licensed software - total monthly principal payments of $11,172, no interest, maturing October 2007	$111,723	$245,789
Less - Current maturities	111,723	134,067
	$ -	$111,722

7. EMPLOYEE BENEFIT AND SAVINGS PLANS

We have an Employee Stock Ownership Plan (the "Plan") for employees with at least one year of service (as defined by the Plan) and who have reached their 21st birthday. Under the Plan, we make annual cash or stock contributions to a trust for the benefit of eligible employees. As of December 31, 2006, 229 employees and former employees were participants in or beneficiaries of the ESOP. The trust invests in shares of our common stock. The amount of our annual contribution is discretionary. Benefits under the Plan are 100% vested after three years of service and are payable upon death, disability or retirement. Vested benefits are payable upon termination of employment.

We apply Statement of Position 93-6 (SOP 93-6), "Employers’ Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs. During 2006, 2005, and 2004, respectively, we contributed $225,350; $300,000; and $250,000 in cash as current year contributions to the plan and recognized compensation expense related to these payments.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2006, 2005, and 2004:

	Number of Shares			Market Value
	2006	2005	2004	2006	2005	2004
Allocated	929,069	943,241	948,147	$7,497,587	$6,461,201	$3,365,922
Unearned	-	-	-	-	-	-
Total	929,069	948,147	948,147	$7,497,587	$6,461,201	$3,365,922

In December 2006, the Board of Directors decided to terminate the Plan effective December 31, 2006. As a result, all participants became 100% vested in their accounts. No further contributions will be made to the Plan. The accounts will be distributed to participants upon receipt of the appropriate determination letter from the Internal Revenue Service regarding the Plan termination.

Beginning in 2006, we have a 401(k) plan to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the Plan on a pretax basis. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match pretax employee contributions up to 50% of the first 4% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $4,400 for the 2006 calendar year due to the $220,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest over 6 years from the date of hire. Our matching contribution to the plan totaled $108,565 in 2006.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution. The catch-up contributions are not eligible for matching contributions. In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors. There were no discretionary matching contributions made in 2006.

We currently offer no postretirement or postemployment benefits to our employees.

8. INCOME TAXES

The provision for income taxes consists of the following:

		2006	2005	2004
Current provision:
	Federal	$2,167,141	$1,932,791	$1,380,951
	State	198,676	242,725	139,933
		2,365,817	2,175,516	1,520,884

Deferred provision (benefit):
	Federal	19,447	(166,850)	33,483
	State	3,775	(14,467)	5,238
		23,222	(181,317)	38,721

		$2,389,039	$1,994,199	$1,559,605

Income before income taxes is earned in the following tax jurisdictions:

	2006	2005	2004
United States	$6,560,994	$5,220,991	$ 4,078,434
Canada	605,111	486,922	135,212
	$7,166,105	$5,707,913	$ 4,213,646

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2006	2005
Deferred income tax assets:
Allowance for doubtful accounts	$49,601	$45,665
Capitalized inventory costs	131,054	134,466
Warrants	42,989	41,498
Accrued expenses, reserves, and other	85,363	93,741
Total deferred income tax assets	309,007	315,370

Deferred income tax liabilities:
Property and equipment depreciation	197,287	193,337
Goodwill and other intangible assets amortization	67,323	54,414
Total deferred income tax liabilities	264,610	247,751

Net deferred tax asset (liability)	$44,397	$67,619

The net deferred tax liability is classified on the balance sheets as follows:

	2006	2005
Current deferred tax assets	$266,018	$273,872
Long-term deferred tax liabilities	(221,621)	(206,253)
Net deferred tax asset (liability)	$44,397	$67,619

The effective tax rate differs from the statutory rate as follows:
	2006	2005	2004
Statutory rate	34%	34%	34%
State and local taxes	2%	4%	4%
Other	(3%)	(3%)	(1%)
Effective rate	33%	35%	37%

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our primary office facility and warehouse are leased under a five-year lease agreement that expires in March 2008. Rental agreements for the stores and warehouse distribution units expire on dates ranging from March 2007 to February 2012. Rent expense on all operating leases for the years ended December 31, 2006, 2005, and 2004, was $2,495,380, $2,227,345 and $1,994,030, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2006 were as follows:

Year ending December 31:
2007	$2,370,711
2008	1,627,040
2009	1,088,361
2010	693,082
2011 and thereafter	271,031
Total minimum lease payments	$6,050,225

Litigation

We are involved in various litigation that arise in the ordinary course of business and operations. There are no such matters pending that we expect to have a material impact on our financial position and operating results.

10. SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercrafts. While no single customer accounts for more than 10% of our consolidated revenues in 2006, 2005 and 2004, sales to our five largest customers represented 9.5%, 9.4% and 10.6%, respectively, of consolidated revenues in those years. While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier. Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited. At December 31, 2006 and 2005, 38% and 19%, respectively, of our consolidated accounts receivable were due from two nationally recognized retail chains. We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate. It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations and financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

11. STOCKHOLDERS' EQUITY

(a)	Stock Option Plans

•	1995 Stock Option Plan

In connection with the 1995 Stock Option Plan for officers and key management employees, we have outstanding options to purchase our common stock. The plan provides for the granting of either qualified incentive stock options or non-qualified options at the discretion of the Stock Option Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest over a five-year period. We reserved 1,000,000 shares of common stock for issuance under this plan. The plan expired in the 4th quarter of 2005 with 20,000 ungranted options remaining.

•	1995 Director Non-Qualified Stock Option Plan

In connection with the 1995 Director Non-qualified Stock Option Plan for non-employee directors, we have outstanding options to purchase our common stock. The plan provides for the granting of non-qualified options at the discretion of the Directors Stock Option Committee of the Board of Directors. Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months. We reserved 100,000 shares of common stock for issuance under this plan. The plan expired in the 4th quarter of 2005 with 18,000 ungranted options remaining.

•	Stock Option Summary

All options expire ten years from the date of grant and are exercisable at any time after vesting. Of the combined 1,100,000 shares available for issuance under the two plans, at December 31, 2006, 2005 and 2004, there were 0, 44,000, and 40,000, respectively, in un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2006, 2005, and 2004, is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	421,000	$1.93	602,500	$1.630	675,200	$1.540
Granted	-	-	8,000	4.960	18,000	3.598
Forfeited or expired	-	-	(12,000)	1.350	(18,000)	1.350
Exchanged	-	-	-	-	-	-
Exercised	(124,800)	1.63	(177,500)	1.081	(72,700)	1.053
Outstanding at December 31	296,200	$2.05	421,000	$1.930	602,500	$1.630
Exercisable at end of year	266,200	$1.82	295,000	$1.670	354,500	$1.320
Weighted-average fair value of
options granted during year	-		$1.48		$1.20

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$0.75 or Less	4,000	$0.595	2.24	4,000	$0.595	2.24
$0.76 to $1.125	42,000	$0.943	3.70	42,000	$0.943	3.70
$1.126 to $1.69	165,700	$1.350	4.40	165,700	$1.350	4.40
$1.70 to $2.55	2,000	$1.900	4.74	2,000	$1.900	4.74
$2.56 to $3.84	12,000	$3.270	7.31	6,000	$3.160	6.99
$3.85-$4.96	70,500	$4.241	6.89	46,500	$4.241	6.98
	296,200	$2.050	4.99	266,200	$1.820	4.77

(b)	Warrants

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

A summary of warrant transactions for the years ended December 31, 2006, 2005, and 2004, is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	140,000	3.7786	150,000	3.7333	100,000	3.1000
Granted	-	-	-	-	50,000	5.0000
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(41,700)	4.089	(10,000)	3.1000	-	-
Outstanding at December 31	98,300	3.650	140,000	3.7786	150,000	3.7333
Exercisable at end of year	98,300	3.650	140,000	3.7786	150,000	3.7333
Weighted-average fair value of
warrants granted during year	-		-		$ 0.98

The following table summarizes outstanding warrants into groups based upon exercise price ranges at December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Maturity		Exercise	Maturity
Exercise Price Range	Warrant	Price	(Years)	Warrant	Price	(Years)
$3.00 or Less	-	-	-	-	-	-

More than $3.00 and
Less Than $5.00	70,000	$3.100	1.12	70,000	$3.100	1.12

$5.00 or More	28,300	$5.000	2.15	28,300	$5.000	2.15
	98,300	$3.650	1.42	98,300	$3.650	1.42

12. BUSINESS ACQUISITIONS

During 2004, we acquired certain assets of the following entities for a total purchase price of $156,452:

Entity	Location	Date of acquisition
Robyn's LLC	Syracuse, NY	January 2004
Hawkins Handcrafted Leathers	St. Louis, MO	February 2004
Santa Fe Hides & Trappings	Santa Fe, NM	July 2004

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

In the first quarter of 2007, we acquired all of the issued and outstanding shares of capital stock of Mid-Continent Leather Sales Company, an Oklahoma corporation. The total purchase price was approximately $575,000 which was funded with cash generated from operations. We also entered into a non-compete agreement with the former owner totaling $75,000 for five years. This company will be included in our Wholesale Leathercraft segment beginning in 2007.

13. SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

•	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in the United States and Canada;
•	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in the United States and Canada; and
•	Other, which is a supplier of decorative hat trims sold directly to hat manufacturers.

Our reportable operating segments have been determined as separately identifiable business units. We measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the year ended December 31, 2006
Net Sales	$31,068,188	$22,520,461	$1,610,372	$55,199,021
Gross Profit	17,463,398	13,690,030	479,342	31,632,770
Operating earnings	4,814,240	2,310,073	(56,599)	7,067,714
Interest expense	-	-	-	-
Other, net	118,381	(21,220)	1,230	98,391
Income before income taxes	4,932,621	2,288,853	(55,369)	7,166,105
Depreciation and amortization	245,838	141,070	6,007	392,915
Fixed asset additions	298,689	172,902	162	471,753
Total assets	$26,529,796	$5,112,188	$274,651	$31,916,635

For the year ended December 31, 2005
Net Sales	$31,046,268	$18,023,214	$1,650,092	$50,719,574
Gross Profit	17,152,549	11,142,350	460,145	28,755,044
Operating earnings	3,721,891	1,766,960	84,560	5,573,411
Interest expense	3,188	-	-	3,188
Other, net	(126,040)	(11,650)	-	(137,690)
Income before income taxes	3,844,743	1,778,610	84,560	5,707,913
Depreciation and amortization	323,881	125,493	7,332	456,706
Fixed asset additions	131,603	136,630	4,593	272,826
Total assets	$20,999,477	$3,896,291	$784,705	$25,680,473

For the year ended December 31, 2004
Net Sales	$30,630,122	$13,515,662	$2,000,500	$46,146,284
Gross Profit	16,485,052	8,348,616	606,377	25,440,045
Operating earnings	3,013,316	1,210,566	34,564	4,258,446
Interest expense	53,400	-	-	53,400
Other, net	(6,748)	(1,852)	-	(8,600)
Income before income taxes	2,966,664	1,212,418	34,564	4,213,646
Depreciation and amortization	363,878	80,045	8,730	452,653
Fixed asset additions	226,095	127,086	16,378	369,559
Total assets	$17,991,403	$3,372,812	$802,918	$22,167,163

Net sales for geographic areas was as follows:

	2006	2005	2004
United States	$49,188,609	$45,492,215	$42,485,339
Canada	4,287,180	3,643,133	2,112,601
All other countries	1,723,232	1,584,226	1,548,344
	$55,199,021	$50,719,574	$46,146,284

Geographic sales information is based on the location of the customer. Net sales from no single foreign country, except for Canada, was material to our consolidated net sales for the years ended December 31, 2006, 2005 and 2004. We do not have any significant long-lived assets outside of the United States.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax provisions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt the new requirements in the first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have not determined the impact, if any, of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than the first quarter of 2008. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS 157, or if we will adopt the requirements prior to the first quarter of 2008.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006, and we will adopt the new requirements in 2007. The adoption of SAB 108 is not currently expected to have a significant impact on our consolidated financial statements.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Net sales	$14,413,649	$13,393,082	$12,559,593	$14,832,697
Gross profit	8,114,134	7,722,301	7,071,414	8,724,921
Net income	1,346,263	1,132,494	890,419	1,407,891
Net income per common share:
Basic	0.13	0.11	0.08	0.13
Diluted	0.12	0.10	0.08	0.13
Weighted average number of common shares outstanding:
Basic	10,756,745	10,790,661	10,818,130	10,807,316
Diluted	11,102,906	11,112,475	11,102,383	11,113,855

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Net sales	$12,707,516	$12,181,699	$11,777,133	$14,053,226
Gross profit	7,157,283	6,899,872	6,763,802	7,934,087
Net income	1,049,222	787,669	696,090	1,180,733
Net income per common share:
Basic	0.10	0.07	0.07	0.11
Diluted	0.10	0.07	0.06	0.11
Weighted average number of common shares outstanding:
Basic	10,584,244	10,615,802	10,679,389	10,735,702
Diluted	10,911,103	10,955,282	11,029,840	11,047,426

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment."

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 26, 2007

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this annual report as we will file a proxy statement for our 2007 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of our fiscal year covered by this Report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2007 Annual Meeting of Stockholders under the heading "Election of Directors," and is incorporated herein by reference. Information relating to filings on Forms 3, 4 and 5 will be contained in our 2007 proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference. Information required by this item pursuant to Items 401(h), 401(i) and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors will be contained in our 2007 proxy statement under the heading "Corporate Governance" and is incorporated herein by reference.

We have adopted a written code of ethics that applies to our employees, including our principal executive officer principal financial officer, principal accounting officer, controller, or persons performing similar functions. It is available on our website (http://www.tandyleather.com).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2007 Annual Meeting of Stockholders under the heading "Report of the Compensation Committee,” which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2007 Annual Meeting of Stockholders under the headings "Stock Ownership by Directors and Executive Officers” and “Principal Holders of Stock,” which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in our proxy statement for our 2007 Annual Meeting of Stockholders under the heading “Other Relationships Involving Directors, Executive Officers, or their Associates” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2007 Annual Meeting of Stockholders under the headings "Audit Committee” and “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2006 and 2005
•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004

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

        TANDY LEATHER FACTORY, INC.

By:	/s/ Ronald C. Morgan
Ronald C. Morgan
Chief Executive Officer and President

By:	/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: March 27, 2007

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Tandy Leather Factory, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wray Thompson	Chairman of the Board and Director	March 27, 2007
Wray Thompson

/s/ Ronald C. Morgan	Chief Executive Officer, President and Director	March 27, 2007
Ronald C. Morgan

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer,	March 27, 2007
Shannon L. Greene	Treasurer and Director

/s/ T. Field Lange	Director	March 27, 2007
T. Field Lange

/s/ Joseph R. Mannes	Director	March 27, 2007
Joseph R. Mannes

/s/ L. Edward Martin III	Director	March 27, 2007
L. Edward Martin III

/s/ Robin L. Morgan	Vice President and Assistant Secretary	March 27, 2007
Robin L. Morgan

/s/ Michael A. Nery	Director	March 27, 2007
Michael A. Nery

/s/ William M. Warren	Secretary	March 27, 2007
William M. Warren

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
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

10.3*	Consultation Agreement, dated January 1, 2007, between Tandy Leather Factory, Inc. and J. Wray Thompson.
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

*23.1	Consent of Weaver & Tidwell LLP dated March 26, 2007
*31.1	13a-14(a) Certification by Ronald C. Morgan, Chief Executive Officer and President
*31.2	13a-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
*Filed herewith.