Form 10-Q
period 2007-03-31
TANDY LEATHER FACTORY INC
filed 2007-05-15
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 7, 2007
Common Stock, par value $0.0024 per share	10,919,568

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2007 and December 31, 2006 ..........................................................................................	1

Consolidated Statements of Income
Three months ended March 31, 2007 and 2006..................................................................................	2

Consolidated Statements of Cash Flows
Three months ended March 31, 2007 and 2006..................................................................................	3

Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2007 and 2006..................................................................................	4

Notes to Consolidated Financial Statements......................................................................................	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.....................................................................................	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk …………………………….	10

Item 4. Controls and Procedures ………………………………………………………………….....	10

PART II. OTHER INFORMATION

Item 6. Exhibits ………………………….….......................................................................................	11

SIGNATURES …...................................................................................................................................	11

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
CURRENT ASSETS:
Cash	$6,001,607	$6,739,891
Accounts receivable-trade, net of allowance for doubtful accounts
of $159,000 and $149,000 in 2007 and 2006, respectively	2,894,793	2,599,279
Inventory	18,344,527	17,169,358
Deferred income taxes	276,212	266,018
Other current assets	1,469,749	1,089,258
Total current assets	28,986,888	27,863,804

PROPERTY AND EQUIPMENT, at cost	6,825,009	6,865,946
Less accumulated depreciation and amortization	(4,861,756)	(4,989,341)
	1,963,253	1,876,605

GOODWILL	972,227	746,139
OTHER INTANGIBLES, net of accumulated amortization of
$271,000 and $262,000 in 2007 and 2006, respectively	426,103	360,676
OTHER assets	1,150,474	1,069,411
	$33,498,945	$31,916,635

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,551,457	$1,776,646
Accrued expenses and other liabilities	2,484,623	3,424,010
Income taxes payable	427,810	59,392
Current maturities of capital lease obligations	78,206	111,723
Total current liabilities	5,542,096	5,371,771

DEFERRED INCOME TAXES	216,534	221,621

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,919,568 and 10,885,068 shares issued at 2007 and 2006, respectively;
10,913,709 and 10,879,209 outstanding at 2007 and 2006, respectively	26,207	26,124
Paid-in capital	5,351,044	5,292,591
Retained earnings	22,295,895	20,949,540
Treasury stock (5,859 shares at cost)	(25,487)	(25,487)
Accumulated other comprehensive income	92,656	80,475
Total stockholders' equity	27,740,315	26,323,243
	$33,498,945	$31,916,635

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	2007	2006

NET SALES	$14,507,805	$14,413,649
COST OF SALES	5,909,852	6,299,515
Gross profit	8,597,953	8,114,134

OPERATING EXPENSES	6,643,172	6,072,346
INCOME FROM OPERATIONS	1,954,781	2,041,788

OTHER (INCOME) EXPENSE:
Interest expense	-	-
Other, net	(48,996)	(18,110)
Total other (income) expense	(48,996)	(18,110)

INCOME BEFORE INCOME TAXES	2,003,777	2,059,898

PROVISION FOR INCOME TAXES	657,422	713,635

NET INCOME	$1,346,355	$1,346,263

NET INCOME PER COMMON SHARE - BASIC	$0.12	$0.13

NET INCOME PER COMMON SHARE - DILUTED	$0.12	$0.12

Weighted Average Number of Shares Outstanding:
Basic	10,893,359	10,756,745
Diluted	11,150,246	11,102,906

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,346,355	$1,346,263
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	105,739	97,185
Gain on disposal of assets	-	-
Non-cash stock-based compensation	7,626	22,480
Deferred income taxes	(15,281)	43,249
Other	11,092	(10,594)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(239,162)	(806,423)
Inventory	(824,948)	625,395
Income taxes	368,418	520,243
Other current assets	(396,474)	(566,483)
Accounts payable-trade	726,168	1,047,227
Accrued expenses and other liabilities	(939,387)	(655,252)
Total adjustments	(1,196,209)	317,027
Net cash provided by operating activities	150,146	1,663,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(200,097)	(112,792)
Payments in connection with businesses acquired	(650,000)	-
Proceeds from sale of assets	25,339	-
Decrease (increase) in other assets	(81,063)	461
Net cash used in investing activities	(905,821)	(112,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(33,517)	(33,516)
Proceeds from exercise of stock options and warrants	50,910	37,800
Net cash provided by financing activities	17,393	4,284

NET INCREASE (DECREASE) IN CASH	(738,294)	1,555,243

CASH, beginning of period	6,739,891	3,215,727

CASH, end of period	$6,001,607	$4,770,970

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	-	-
Income tax paid during the period, net of (refunds)	$304,908	$48,761

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2007 and 2006

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2005	10,741,835	$25,780	$4,988,445	$(25,487)	$16,172,475	$96,642	$21,257,855

Shares issued - stock options exercised	31,223	75	37,725	-	-	-	37,725
Stock-based compensation	-	-	22,480	-	-	-	22,480
Net income	-	-	-	-	1,346,263	-	1,346,263	$1,346,263
Translation adjustment	-	-	-	-	-	(11,300)	(11,300)	(11,300)
BALANCE, March 31, 2006	10,773,058	$25,855	$5,048,650	$(25,487)	$17,518,738	$85,342	$22,653,098

Comprehensive income for the three months ended March 31, 2006	$1,334,963

BALANCE, December 31, 2006	10,885,068	$26,124	$5,292,591	$(25,487)	$20,949,540	$80,475	$26,323,243

Shares issued - stock options and warrants exercised	34,500	83	50,827	-	-	-	50,910
Stock-based compensation	-	-	7,626	-	-	-	7,626
Net income	-	-	-	-	1,346,355	-	1,346,355	$1,346,355
Translation adjustment	-	-	-	-	-	12,181	12,181	12,181
BALANCE, March 31, 2007	10,919,568	$26,207	$5,351,044	$(25,487)	$22,295,895	$92,656	$27,740,315

Comprehensive income for the three months ended March 31, 2007	$1,358,536

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2007 and December 31, 2006, and its results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The components of inventory consist of the following:

	As of
	March 31, 2007	December 31, 2006
Inventory on hand:
Finished goods held for sale	$16,341,766	$14,774,445
Raw materials and work in process	545,533	628,539
Inventory in transit	1,457,228	1,766,374
	$18,344,527	$17,169,358

Goodwill and Other Intangibles. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2006, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first quarter of 2007.

A summary of changes in our goodwill for the periods ended March 31, 2007 and 2006 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2005	$363,205	$383,406	$746,611
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(708)	-	(708)
Impairments	-	-	-
Balance, March 31, 2006	$362,497	$383,406	$745,903

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2006	$362,733	$383,406	$746,139
Acquisitions and adjustments	225,000	-	225,000
Foreign exchange gain/loss	1,088	-	1,088
Impairments	-	-	-
Balance, March 31, 2007	$588,821	$383,406	$972,227

Other intangibles consist of the following:

	As of March 31, 2007			As of December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$256,266	$288,103	$544,369	$247,193	$297,176
Non-Compete Agreements	153,000	15,000	138,000	78,000	14,500	63,500
	$697,369	$271,266	$426,103	$622,369	$261,693	$360,676

We recorded amortization expense of $9,573 during the first quarter of 2007 compared to $9,573 during the first quarter of 2006. All of our intangible assets are subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2007	19,704	32,337	51,541
2008	20,954	31,837	51,291
2009	20,954	30,337	51,291
2010	20,954	30,337	51,291
2011	20,027	30,337	50,364

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

2.  STOCK-BASED COMPENSATION

We had two stock option plans which provide for stock option grants to officers, key employees and directors. The plans expired in 2005. The expiration of the plans has no effect on the options previously granted. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period. Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the standard using the modified prospective transition method. Under this transition method, compensation cost associated with stock options recognized in 2006 includes: (1) amortization related to the remaining unvested portion of all share based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) amortization related to all share based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Accordingly, stock compensation award expense is recognized over the requisite service period using the straight-line attribution method. We recognized share based compensation expense of approximately $7,600 and $22,000 for the quarters ended March 31, 2007 and 2006, respectively, as a component of operating expenses.

During the three months ended March 31, 2007 and 2006, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	$1.93	421,000
Granted	-	-
Cancelled	-	-
Exercised	1.35	28,000
Outstanding, March 31, 2006	$1.97	393,000	5.69	$420,256
Exercisable, March 31, 2006	$1.80	275,000	5.52	$266,052

Outstanding, January 1, 2007	$2.05	296,200
Granted	-	-
Cancelled	-	-
Exercised	1.476	34,500
Outstanding, March 31, 2007	$2.13	261,700	4.80	$303,069
Exercisable, March 31, 2007	$1.88	231,700	4.56	$239,529

Other information pertaining to option activity during the three month periods ended March 31, 2007 and 2006 are as follows:

	March 31, 2007	March 31, 2006
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	$7,625	$22,480

As of March 31, 2007 and 2006, there was $58,000 and $131,000, respectively, of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2 years.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2007 and 2006:

	2007	2006
Net income	$1,346,355	$1,346,263
Numerator for basic and diluted earnings per share	$1,346,355	$1,346,263

Denominator for basic earnings per share - weighted-average shares	10,893,359	10,756,745

Effect of dilutive securities:
Stock options	205,304	285,632
Warrants	51,583	60,529
Dilutive potential common shares	256,887	346,161

Denominator for diluted earnings per share - weighted-average shares	11,150,246	11,102,906

Basic earnings per share	$0.12	$0.13
Diluted earnings per share	$0.12	$0.12

The net effect of converting stock options and warrants to purchase 394,500 and 521,800 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2007 and 2006, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the quarter ended March 31, 2007
Net sales	$7,940,487	$6,254,219	$313,099	$14,507,805
Gross profit	4,681,886	3,780,607	135,460	8,597,953
Operating earnings	1,346,203	553,748	54,830	1,954,781
Interest expense	-	-	-	-
Other, net	50,434	(1,438)	-	48,996
Income before income taxes	1,396,637	552,310	54,830	2,003,777

Depreciation and amortization	68,148	36,371	1,220	105,739
Fixed asset additions	178,797	21,300	-	200,097
Total assets	$27,794,341	$5,465,363	$239,241	$33,498,945

For the quarter ended March 31, 2006
Net sales	$8,388,265	$5,541,082	$484,302	$14,413,649
Gross profit	4,643,100	3,341,841	129,193	8,114,134
Operating earnings	1,519,020	495,824	26,944	2,041,788
Interest expense	-	-	-	-
Other, net	27,270	(9,160)	-	18,110
Income before income taxes	1,546,290	486,664	26,944	2,059,898

Depreciation and amortization	62,141	33,734	1,310	97,185
Fixed asset additions	44,570	68,060	162	112,792
Total assets	$22,921,203	$4,242,928	$800,359	$27,964,490

Net sales for geographic areas were as follows for the three months ended March 31, 2007 and 2006:

	2007	2006
United States	$12,928,843	$12,786,578
Canada	1,125,427	1,123,042
All other countries	453,535	504,029
	$14,507,805	$14,413,649

Geographic sales information is based on the location of the customer. No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2007 and 2006. We do not have any significant long-lived assets outside of the United States.

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

Our Wholesale Leathercraft segment operates 30 company-owned wholesale stores in 20 states and three Canadian provinces. These stores are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users. Our Wholesale Leathercraft segment also includes our National Account sales group.

Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades. Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials. In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores. As of May 1, 2007, we were operating 67 Tandy Leather retail stores located throughout the United States and Canada.

Our “Other” segment consists of Roberts, Cushman and Co., a wholly-owned subsidiary that custom designs and manufactures decorative hat trims for headwear manufacturers.

Critical Accounting Policies

A description of our critical accounting policies appears in "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements. Please refer also to our annual report on Form 10-K for fiscal year 2006 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2007 and 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$7,940,487	$1,346,203	$8,220,397	$1,519,020
Retail Leathercraft	6,254,219	553,748	5,541,082	495,824
Other	313,099	54,830	652,170	26,944
Total Operations	$14,507,805	$1,954,781	$14,413,649	$2,041,788

Consolidated net sales for the quarter ended March 31, 2007 increased $94,000, or 0.65%, compared to the same period in 2006. Retail Leathercraft contributed $713,000 to the increase, while Wholesale Leathercraft and Other reported decreases of $280,000 and $339,070. Operating income on a consolidated basis for the quarter ended March 31, 2007 was down 4.3% or $87,000 from the first quarter of 2006.

The following table shows in comparative form our consolidated net income for the first quarters of 2007 and 2006:

	2007	2006	% change
Net income	$1,346,355	$1,346,263	0.01%

While Wholesale Leathercaraft recorded 54.7% of our sales in the quarter, all three segments contributed to our consolidated net income. Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group. The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2007 and 2006:
	Quarter ended
Customer Group	03/31/07	03/31/06
RETAIL (end users, consumers, individuals)	29%	25%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	38%	40%
MANUFACTURERS	11%	10%
NATIONAL ACCOUNTS	16%	18%
	100%	100%

Net sales decreased 3.4%, or $280,000, for the first quarter of 2007 as follows:

	Quarter Ended 03/31/07	Quarter Ended 03/31/06	$ change	% change
Same store sales (29)	$6,624,606	$7,112,301	$(487,695)	(6.9)%
New store (1)	185,263	-	185,263	N/A
National account group	1,130,618	1,108,097	22,521	2.0%
	$7,940,487	$8,220,397	$(279,911)	(3.4)%

In our wholesale stores, compared to the first quarter of 2006, the customer sales mix was somewhat different than our historical pattern. A normal sales mix in the wholesale stores is 20-25% retail and 75-80% wholesale (all other customer groups). As the sales mix table above indicates, our retail sales were significantly higher than that of normal levels, the cause of which was weaker sales, specifically leather sales, to our other customer groups. The majority of leather sold in the Leather Factory stores is sold to our wholesale and manufacturer customers. Due to some pricing pressure in the market, our prices were not as competitive and as a result, our customers purchased leather from other suppliers. As a result, sales to these customer groups were down overall. We believe that we are seeing early signs of that trend reversing and expect to regain our market share in this area as other suppliers are adjusting their selling prices to levels matching that of the overall market. Sales to our national account customers were up 2% for the quarter compared to the same quarter last year.

Operating income for Wholesale Leathercraft during the current quarter decreased by $173,000 from the comparative 2006 quarter, a decline of 11.4%. Operating expenses as a percentage of sales were 42.0%, up $305,000 from the first quarter of 2006. In an effort to improve sales, advertising and marketing expenses increased $155,000 due to additional mailings as well as new marketing initiatives. Temporary staffing expenses were up $66,000 and employee benefits, specifically employee medical programs, increased $62,000.

Retail Leathercraft

Our Retail Leathercraft operation consists of 65 Tandy Leather retail stores at March 31, 2007, compared to 56 stores at March 31, 2006. Net sales were up approximately 13% for the first quarter of 2007 over the same quarter last year. A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr ended 03/31/07	Qtr ended 03/31/06	$ Incr (decr)	% Incr (decr)
Same (existing) store sales	53	$5,529,927	$5,490,955	$38,972	1%
New store sales	12	724,292	50,127	674,165	N/A
Total sales	65	$6,254,219	$5,541,082	$713,137	12.9%

Sales to our Institution customer group increased 17% compared to the first quarter of 2006 as we began focusing on those customers earlier this year than last year in anticipation of stronger sales during camp season. Sales to the Retail customer group increased 9%. We also achieved a significant gain (47%) in sales to our Manufacturer customer group due to the increase in the leather inventory maintained at the retail stores. The retail stores opened prior to January 1, 2007 averaged approximately $33,000 in sales per month for the first quarter of 2007.

The following table presents sales mix by customer categories for the quarters ended March 31, 2007 and 2006 for our Retail Leathercraft operation:
	Quarter ended
Customer Group	03/31/07	03/31/06
RETAIL (end users, consumers, individuals)	65%	68%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7	6
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	26	25
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2	1
	100%	100%

Operating income increased $58,000 from the comparative 2006 quarter, although operating income as a percentage of sales decreased slightly from 9.0% in the first quarter of 2006 to 8.9% in the first quarter of 2007. Our gross margin increased minimally from 60.3% to 60.5%. Operating expenses as a percentage of sales increased from 51.4% to 51.6%. Advertising and marketing expenses increased $60,000 in response to weaker than expected sales during the quarter. Personnel costs, rent and utilities associated with the new stores accounted for $200,000 of the increase in operating expenses. Employee health benefits also increased by $12,000.

Other (Roberts, Cushman)

Sales decreased $339,000 or 52% for the first quarter of 2007. Gross profit margins improved from 26.7% to 43.3%. Operating income increased $28,000. Operating expenses decreased $61,000 due to the reduction of personnel as we are outsourcing more of the manufacturing and production of product.

Other Expenses

We paid no interest in the first quarter of 2007 as our bank debt has been zero since March 2005. We recorded $47,000 in interest income during the quarter as earned on our cash balances. We recorded $8,000 in income for currency fluctuations in the first quarter of 2007. Comparatively, in the first quarter of 2006, we recorded $17,000 in income for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $31.9 million at year-end 2006 to $33.5 million at March 31, 2007. Inventory accounted for the majority of the increase. Total stockholders’ equity increased from $26.3 million at December 31, 2006 to $27.7 million at March 31, 2007. Most of the increase was attributable to earnings in the first quarter of this year. Our current ratio held steady at 5.2 from December 31, 2006 to March 31, 2007.

Our investment in inventory increased by $1.2 million at March 31, 2007 from year-end 2006. The increase is attributable to weaker than expected sales. We expected to sell more product during the quarter but did not achieve the results we expected. We will be adjusting our inventory purchases during the next few months in order to get our investment in inventory to more reasonable levels. Inventory turnover decreased to an annualized rate of 3.59 times during the first quarter of 2007, from 3.75 times for the first quarter of 2006. Inventory turnover was 3.36 times for all of 2006. We compute our inventory turns as sales divided by average inventory. At the end of the first quarter, our total inventory on hand was 10% over our internal targets for optimal inventory levels due to the weak sales during the quarter. We will be adjusting our purchases during the next few quarters to get our inventory to more accepted levels.

Trade accounts receivable was $2.9 million at March 31, 2007, up $295,000 from $2.6 million at year-end 2006. This is a result of an increase in credit sales during the quarter ended March 31, 2007 as compared to that of the quarter ended December 31, 2006. The average days to collect accounts for the first quarter of 2007 were 57.5 days, up from the first quarter of 2006 of 52 days. We are tightening our credit policy and analyzing our customers with open accounts to ensure collectibility of the accounts and will make adjustments as needed.

Accounts payable increased $775,000 to $2.5 million at the end of the first quarter, due primarily to the increases in inventory purchases. Accrued expenses and other liabilities decreased $939,000. The bonuses accrued at the end of December 2006 were paid in March 2007, which accounted for the majority of the decrease.

During the first quarter of 2007, cash flow provided by operating activities was $150,000. The net income generated for the quarter accounted for the majority of the cash flow, offset by an increase in inventory and a decrease in accrued expenses. Cash flow used in investing activities totaled $906,000, consisting of $200,000 in fixed asset purchases and $650,000 for the acquisition of Mid-Continent Leather Sales, Inc., a wholesale distributor of leather and leathercraft supplies located in Coweta, OK. Cash flow provided by financing activities totaled $17,000, consisting of payments on our capital lease of $34,000, offset by proceeds from employee stock option exercises totaling $51,000.

We expect to fund our operating and liquidity needs as well as our current expansion of Tandy Leather's retail store chain from a combination of current cash balances and internally generated funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting us, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for fiscal year ended December 31, 2006. We believe that our exposure to market risks has not changed significantly since December 31, 2006.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

*31.1	13a-14(a) Certification by Ron Morgan, Chief Executive Officer and President.
*31.2	13a-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 15, 2007	By: /s/ Ron Morgan
Ron Morgan
Chief Executive Officer and President

Date: May 15, 2007	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)