Form 10-Q
period 2007-06-30
TANDY LEATHER FACTORY INC
filed 2007-08-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 7, 2007
Common Stock, par value $0.0024 per share	10,969,092

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
CURRENT ASSETS:
Cash	$3,720,098	$6,739,891
Accounts receivable-trade, net of allowance for doubtful accounts
of $188,000 and $149,000 in 2007 and 2006, respectively	2,978,801	2,599,279
Inventory	20,179,588	17,169,358
Prepaid income taxes	487,096	-
Deferred income taxes	297,306	266,018
Other current assets	1,098,695	1,089,258
Total current assets	28,761,584	27,863,804

PROPERTY AND EQUIPMENT, at cost	6,977,791	6,865,946
Less accumulated depreciation and amortization	(4,980,186)	(4,989,341)
	1,997,605	1,876,605

GOODWILL	981,809	746,139
OTHER INTANGIBLES, net of accumulated amortization of
$281,000 and $262,000 in 2007 and 2006, respectively	416,530	360,676
OTHER assets	1,184,970	1,069,411
	$33,342,498	$31,916,635

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,963,588	$1,776,646
Accrued expenses and other liabilities	2,789,484	3,424,010
Income taxes payable	-	59,392
Current maturities of capital lease obligations	44,689	111,723
Total current liabilities	4,797,761	5,371,771

DEFERRED INCOME TAXES	252,848	221,621

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,960,951 and 10,885,068 shares issued at 2007 and 2006, respectively;
10,955,092 and 10,879,209 outstanding at 2007 and 2006, respectively	26,306	26,124
Paid-in capital	5,362,620	5,292,591
Retained earnings	22,692,582	20,949,540
Treasury stock (5,859 shares at cost)	(25,487)	(25,487)
Accumulated other comprehensive income	235,868	80,475
Total stockholders' equity	28,291,889	26,323,243
	$33,342,498	$31,916,635

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
NET SALES	$13,376,987	$13,393,082	$27,884,792	$27,806,731

COST OF SALES	5,691,318	5,670,782	11,601,170	11,970,297

Gross profit	7,685,669	7,722,300	16,283,622	15,836,434

OPERATING EXPENSES	6,981,318	6,023,549	13,624,491	12,095,895

INCOME FROM OPERATIONS	704,351	1,698,751	2,659,131	3,740,539

OTHER INCOME (EXPENSE):
Interest expense	-	-	-	-
Other, net	27,522	29,421	76,514	47,530
Total other income (expense)	27,522	29,421	76,514	47,530

INCOME BEFORE INCOME TAXES	731,873	1,728,172	2,735,645	3,788,069

PROVISION FOR INCOME TAXES	335,181	595,678	992,603	1,309,313

NET INCOME	$396,692	$1,132,494	$1,743,042	$2,478,756

NET INCOME PER COMMON SHARE-BASIC	$ 0.04	$ 0.10	$ 0.16	$ 0.23
NET INCOME PER COMMON SHARE-DILUTED	$ 0.04	$ 0.10	$ 0.16	$ 0.22

Weighted Average Number of Shares Outstanding:
Basic	10,945,661	10,790,661	10,931,201	10,773,772
Diluted	11,145,066	11,112,475	11,159,188	11,107,692

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,743,042	$2,478,756
Adjustments to reconcile net income to net
cash provided by (used in) operating activities-
Depreciation & amortization	233,742	191,481
Gain on disposal of assets	-	(1,750)
Non-cash stock-based compensation	15,251	44,960
Deferred income taxes	(61)	27,067
Other	144,723	37,337
Net changes in assets and liabilities:
Accounts receivable-trade, net	(323,170)	(555,007)
Inventory	(2,660,008)	(1,251,365)
Income taxes	(546,488)	(87,213)
Other current assets	(25,420)	(207,521)
Accounts payable	138,298	1,175,499
Accrued expenses and other liabilities	(634,526)	702,086
Total adjustments	(3,657,660)	75,574

Net cash provided by (used in) operating activities	(1,914,618)	2,554,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(352,880)	(229,775)
Payments in connection with businesses acquired	(650,000)	-
Proceeds from sale of assets	25,338	1,750
Decrease (increase) in other assets	(115,559)	(24,966)

Net cash used in investing activities	(1,093,101)	(252,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(67,034)	(67,033)
Proceeds from issuance of common stock	54,960	72,435

Net cash provided by (used in) financing activities	(12,074)	5,402

NET CHANGE IN CASH	(3,019,793)	2,306,741

CASH, beginning of period	6,739,891	3,215,727

CASH, end of period	$3,720,098	$5,522,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	-	-
Income taxes paid during the period, net of (refunds)	$1,548,067	$1,285,653

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2007 and 2006

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2005	10,735,976	$25,780	$4,988,445	$(25,487)	$16,172,475	$96,642	$21,257,855

Shares issued - stock options and warrants exercised	69,865	168	72,267	-	-	-	72,435
Stock-based compensation	-	-	44,960	-	-	-	44,960
Net income	-	-	-	-	2,478,756	-	2,478,756	$2,478,756
Translation adjustment	-	-	-	-	-	41,866	41,866	41,866
BALANCE, June 30, 2006	10,805,841	$25,948	$5,105,672	$(25,487)	$18,651,231	$138,508	$23,895,872

Comprehensive income for the six months ended June 30, 2006	$2,520,622

BALANCE, December 31, 2006	10,879,209	$26,124	$5,292,591	$(25,487)	$20,949,540	$80,475	$26,323,243

Shares issued - stock options and warrants exercised	75,883	182	54,778	-	-	-	54,960
Stock-based compensation	-	-	15,251	-	-	-	15,251
Net income	-	-	-	-	1,743,042	-	1,743,042	$1,743,042
Translation adjustment	-	-	-	-	-	155,393	155,393	155,393
BALANCE, June 30, 2007	10,955,092	$26,306	$5,362,620	$(25,487)	$22,692,582	$235,868	$28,291,889

Comprehensive income for the six months ended June 30, 2007	$1,898,435

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2007 and December 31, 2006, and its results of operations and cash flows for the three and/or six-month periods ended June 30, 2007 and 2006. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The components of inventory consist of the following:

	As of
	June 30, 2007	December 31, 2006
Inventory on hand:
Finished goods held for sale	$17,990,389	$14,774,445
Raw materials and work in process	622,227	628,539
Inventory in transit	1,566,972	1,766,374
	$20,179,588	$17,169,358

Goodwill and Other Intangibles. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2006, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first six months of 2007.

A summary of changes in our goodwill for the periods ended June 30, 2007 and 2006 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2005	$363,205	$383,406	$746,611
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	4,527	-	4,527
Impairments	-	-	-
Balance, June 30, 2006	$367,732	$383,406	$751,138

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2006	$362,733	$383,406	$746,139
Acquisitions and adjustments	225,000	-	225,000
Foreign exchange gain/loss	10,670	-	10,670
Impairments	-	-	-
Balance, June 30, 2007	$598,403	$383,406	$981,809

Other intangibles consist of the following:

	As of June 30, 2007			As of December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$265,339	$279,030	$544,369	$247,193	$297,176
Non-Compete Agreements	153,000	15,500	137,500	78,000	14,500	63,500
	$697,369	$280,839	$416,530	$622,369	$261,693	$360,676

We recorded amortization expense of $19,146 during the first six months of 2007 compared to $19,146 during the first half of 2006. All of our intangible assets are subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2007	$19,704	$32,337	$51,541
2008	20,954	31,837	51,291
2009	20,954	30,337	51,291
2010	20,954	30,337	51,291
2011	20,027	30,337	50,364

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax provisions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We implemented FIN 48 as of January 1, 2007 and have determined that there was no material effect to our consolidated financial statements.

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

We recognized share based compensation expense for the three and six months ended June 30, 2007 and 2006 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Share-based compensation expense	$7,626	$22,480	$15,251	$44,960

The fair values of stock options granted were estimated on the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.375%-3.5%, a dividend yield of 0%; volatility factor of .366-.780; and an expected life of the valued options of 3-5 years.

During the six months ended June 30, 2007, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	$2.050	296,200
Granted	-	-
Cancelled	-	-
Exercised	1.466	37,500
Outstanding, June 30, 2007	$2.140	258,700	4.86	$300,660
Exercisable, June 30, 2007	$1.880	228,700	4.62	$237,120

Other information pertaining to option activity during the six month periods ended June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	-	$71,228
Total intrinsic value of stock options exercised	$32,399	$43,168

As of June 30, 2007, there was $37,000 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 3 years.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$396,692	$1,132,494	$1,743,042	$2,478,756
Numerator for basic and diluted earnings per share	396,692	1,132,494	1,743,042	2,478,756
Denominator:
Weighted-average shares outstanding-basic	10,945,661	10,790,661	10,931,201	10,773,772

Effect of dilutive securities:
Stock options	185,394	271,766	195,294	278,660
Warrants	14,011	50,048	32,693	55,260
Dilutive potential common shares	199,405	321,814	227,987	333,920
Denominator for diluted earnings per share- weighted-average shares	11,145,066	11,112,475	11,159,188	11,107,692

Basic earnings per share	$0.04	$0.10	$0.16	$0.23
Diluted earnings per share	$0.04	$0.10	$0.16	$0.22

The net effect of converting stock options and warrants to purchase 363,000 and 510,943 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the three and six months ended June 30, 2007 and 2006, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the quarter ended June 30, 2007
Net sales	$7,176,153	$5,842,198	$358,636	$13,376,987
Gross profit	4,088,106	3,448,293	149,270	7,685,669
Operating earnings	411,368	265,964	27,019	704,351
Interest expense	-	-	-	-
Other, net	21,419	6,103	-	27,522
Income before income taxes	432,787	272,067	27,019	731,873

Depreciation and amortization	81,562	46,441	-	128,003
Fixed asset additions	55,453	97,130	200	152,783
Total assets	$27,394,503	$5,722,016	$225,979	$33,342,498

For the quarter ended June 30, 2006
Net sales	$7,748,892	$5,196,198	$447,992	$13,393,082
Gross profit	4,439,475	3,196,987	85,838	7,722,300
Operating earnings	1,245,696	464,538	(11,483)	1,698,751
Interest expense	-	-	-	-
Other, net	37,016	(7,595)	-	29,421
Income before income taxes	1,282,712	456,943	(11,483)	1,728,172

Depreciation and amortization	57,181	35,805	1,310	94,296
Fixed asset additions	83,907	33,076	-	116,983
Total assets	$24,600,851	$4,854,055	$604,406	$30,059,312

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the six months ended June 30, 2007
Net sales	$15,116,639	$12,096,416	$671,737	$27,884,792
Gross profit	8,769,992	7,228,900	284,730	16,283,622
Operating earnings	1,757,571	819,712	81,848	2,659,131
Interest expense	-	-	-	-
Other, net	71,849	4,665	-	76,514
Income before income taxes	1,829,420	824,377	81,848	2,735,645

Depreciation and amortization	152,697	82,812	(1,767)	233,742
Fixed asset additions	234,250	118,430	200	352,880
Total assets	$27,394,503	$5,722,016	$225,979	$33,342,498

For the six months ended June 30, 2006
Net sales	$16,137,156	$10,737,280	$932,295	$27,806,731
Gross profit	9,082,575	6,538,828	215,031	15,836,434
Operating earnings	2,764,714	960,362	15,463	3,740,539
Interest expense	-	-	-	-
Other, net	64,285	(16,755)	-	47,530
Income before income taxes	2,828,999	943,607	15,463	3,788,069

Depreciation and amortization	119,321	69,539	2,621	191,481
Fixed asset additions	128,477	101,136	162	229,775
Total assets	$24,600,851	$4,854,055	$604,406	$30,059,312

Net sales for geographic areas for the three and six months ended June 30, 2007 and 2006 were as follows:

Three months ended June 30,	2007	2006
United States	$11,842,509	$12,042,890
Canada	1,076,195	1,022,573
All other countries	458,283	327,619
	$13,376,987	$13,393,082

Six months ended June 30,	2007	2006
United States	$24,771,353	$24,829,468
Canada	2,201,622	2,145,615
All other countries	911,817	831,648
	$27,884,792	$27,806,731

Geographic sales information is based on the location of the customer. No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or six-month periods ended June 30, 2007 or 2006. We do not have any significant long-lived assets outside of the United States.

5.	SUBSEQUENT EVENT

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 195,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas. Under the terms of the Line of Credit Note, we may borrow from time to time until April 30, 2008, up to the lesser of $5,500,000 or 90% of the cost of the property. We will make only monthly interest payments until April 30, 2008, at which time the principal balance will be rolled into a 10-year term note. Amounts drawn under the Credit Agreement accrue interest at a rate of 7.10% per annum.

Proceeds in the amount of $4,050,000 were used to fund the purchase of the property from Standard Motor Products, Inc. under an Agreement of Purchase and Sale, dated June 25, 2007, which closed on July 31, 2007. The remaining credit line available will be used to remodel portions of the building. We expect to move our corporate headquarters, central warehouse and other support units into the acquired building during the first quarter of 2008.

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

Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades. Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials. In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores. As of August 1, 2007, we were operating 70 Tandy Leather retail stores located throughout the United States and Canada.

Our “Other” segment consists of Roberts, Cushman and Co., a wholly-owned subsidiary that custom designs and distributes decorative hat trims for headwear manufacturers.

Critical Accounting Policies

A description of our critical accounting policies appears in "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements. Please refer also to our annual report on Form 10-K for fiscal year 2006 for additional information concerning these and other uncertainties that could negatively impact us.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

The following tables present selected financial data of each of our three segments for the quarters ended June 30, 2007 and 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Quarter Ended June 30, 2007		Quarter Ended June 30, 2006
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$7,176,153	$411,368	$7,571,541	$1,245,696
Retail Leathercraft	5,842,198	265,964	5,196,198	464,538
Other	358,636	27,09	625,343	(11,483)
Total Operations	$13,376,987	$704,351	$13,393,082	$1,698,751

Consolidated net sales for the quarter ended June 30, 2007 were flat, compared to the same period in 2006. Retail Leathercraft contributed $646,000 of additional sales, offset with a combined sales decrease of $662,000 in Wholesale Leathercraft and Other. Operating income on a consolidated basis for the quarter ended June 30, 2007 was down 58.5% or $994,000 over the second quarter of 2006.

The following table shows in comparative form our consolidated net income for the second quarters of 2007 and 2006:

	2007	2006	% Change
Net income	$396,692	$1,132,494	(64.9)%

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group. The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2007 and 2006:

	Quarter ended
Customer Group	06/30/07	06/30/06
RETAIL (end users, consumers, individuals)	21%	22%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	9%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	42%	40%
MANUFACTURERS	11%	11%
NATIONAL ACCOUNTS	17%	19%
	100%	100%

Net sales decreased 5.2%, or $395,000, for the second quarter of 2007 as follows:

	Quarter Ended 06/30/07	Quarter Ended 06/30/06	$ change	% change
Same store sales (29)	$6,112,589	$6,441,428	$(328,839)	(5.1)%
New store (1)	203,874	-	203,874	N/A
National account group	859,690	1,130,113	(270,423)	(23.9)%
	$7,176,153	$7,571,541	$(395,388)	(5.2)%

The customer sales mix for the second quarter is consistent with that of historical patterns. Sales in all customer categories are down compared to the second quarter of 2006, consistent with the 5% sales decline at the stores. Sales to our national account customers were down 23% for the quarter compared to the same quarter last year.

Operating income for Wholesale Leathercraft during the current quarter decreased by $834,000 from the comparative 2006 quarter, a decline of 67%. Operating expenses as a percentage of sales were 51.2%, up $582,000 from the second quarter of 2006. Employee compensation increased $150,000 as our headcount, particularly in our central warehouse and factory, is up from the second quarter of 2006. Employee benefits, specifically health insurance and 401(k) plan contributions are up $100,000 as well. Advertising expenses increased $100,000 over last year’s second quarter in an effort to improve sales. Legal and professional fees are up $170,000 as we’ve incurred additional fees related to acquisitions and our recent real estate purchase.

Retail Leathercraft

Our Retail Leathercraft operation consists of 68 Tandy Leather retail stores at June 30, 2007, compared to 61 stores at June 30, 2006. Net sales were up approximately 12% for the second quarter of 2007 over the same quarter last year. A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/07	Qtr Ended 06/30/06	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	56	$5,318,712	$5,085,747	$232,965	4.5%
New store sales	12	523,486	110,451	413,035	N/A
Total sales	68	$5,842,198	$5,196,198	$646,000	12.4%

The following table presents sales mix by customer categories for the quarters ended June 30, 2007 and 2006 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	06/30/07	06/30/06
RETAIL (end users, consumers, individuals)	61%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	10	12
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	26	24
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3	1
	100%	100%

Sales to our Retail customer group increased 9% compared to the second quarter of 2006. Sales to the Wholesale customer group increased 10% as more stores are beginning to develop these types of customers in their local markets. The retail stores opened prior to April 1, 2007 averaged approximately $30,000 in sales per month for the second quarter of 2007.

Operating income decreased $199,000 from the comparative 2006 quarter to 4.6% of sales, compared to 8.9% of sales in the second quarter of 2006. Our gross margin fell from 61.5% to 59.0% due to the increase in leather sold at the retail stores, some cost increases, and the increase in sales to wholesale customers. Operating expenses as a percentage of sales increased from 52.6% to 54.5%. With sales not as strong as we expected and continued store openings, we anticipated a decrease in operating leverage for the quarter. We should regain some of our lost operating leverage in the last half of the year as the new stores gain sales momentum to overcome the expenses of opening.

Other (Roberts, Cushman)

Sales decreased $267,000 or 42.6% for the second quarter of 2007. Gross profit margins and operating income increased $21,000 and $39,000, respectively. Due to the change in operation, going from a manufacturer to a distributor, we expected sales to decline as we increased the minimum order quantities. However, we also expected gross profit margins and operating margins to improve as we eliminated substantial labor and direct manufacturing expenses by outsourcing that function.

Other Expenses

We paid no interest in the second quarter of 2007 as we have no bank debt. We earned $34,000 during the quarter in interest income. We recorded $12,000 in expense during the quarter for currency fluctuations from our Canadian operation. Comparatively, in the second quarter of 2006, we recorded income of $32,000 for currency fluctuations.

Six Months Ended June 30, 2007 and 2006

The following table presents selected financial data of each of our three segments for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$15,116,639	$1,757,571	$15,791,938	$2,764,714
Retail Leathercraft	12,096,416	819,712	10,737,280	960,362
Other	671,737	81,848	1,277,513	15,463
Total Operations	$27,884,792	$2,659,131	$27,806,731	$3,740,539

Consolidated net sales for the six months ended June 30, 2007 were virtually flat, increasing $78,000, compared to the same period in 2006. Retail Leathercraft contributed additional sales of $1.3 million, offset by a combined sales decrease of $1.2 million from Wholesale Leathercraft and Other. Operating income on a consolidated basis for the six months ended June 30, 2007 was down 28.9% or $1.1 million over the first half of 2006.

The following table shows in comparative form our consolidated net income for the first half of 2007 and 2006:

	2007	2006	% change
Net income	$1,743,042	$2,478,756	(29.7)%

Wholesale Leathercraft

Net sales decreased 4.3%, or $675,000, for the first half of 2007 as follows:

	Six Months Ended 06/30/07	Six Months Ended 06/30/06	$ Change	% Change
Same store sales (29)	$12,737,194	$13,553,728	$(816,534)	(6.0)%
New store (1)	389,137	-	389,137	N/A
National account group	1,990,308	2,238,210	(247,902)	(11.1)%
	$15,116,639	$15,791,938	$(675,299)	(4.3)%

The following table presents the combined sales mix by customer categories for the six months ended June 30, 2007 and 2006:

	Six Months Ended
Customer Group	06/30/07	06/30/06
RETAIL (end users, consumers, individuals)	25%	24%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	40%	40%
MANUFACTURERS	11%	10%
NATIONAL ACCOUNTS	16%	18%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2007 decreased by $1.0 million from the comparative 2006 period, a decline of 36.4%. Operating expenses as a percentage of sales were 14.5%, up $888,000 from the first half of 2006.

Retail Leathercraft

Net sales were up approximately 13% for the first half of 2007 over the same period last year.

	# Stores	Six Months Ended 06/30/07	Six Months Ended 06/30/06	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	53	$10,711,743	$10,442,131	$269,612	2.6%
New store sales	15	1,384,673	295,149	1,089,524	N/A
Total sales	68	$12,096,416	$10,737,280	$1,359,136	12.7%

The following table presents sales mix by customer categories for the six months ended June 30, 2007 and 2006 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/07	06/30/06
RETAIL (end users, consumers, individuals)	63%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8	9
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	27	26
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2	2
	100%	100%

The retail stores opened prior to January 1, 2007 averaged approximately $34,000 in sales per month for the first half of 2007.

Operating income for the first six months of 2007 decreased $141,000 from the comparative 2006 period and as a percentage of sales, from 8.9% in the first half of 2006 to 6.8% in the first half of 2007. Gross margin fell from 60.9% to 59.8% due to the increase in sales to wholesale customers and cost increases in various products and our inability to pass those cost increases on to our customers. We publish our retail selling prices in our annual catalog which is distributed in October of each year. Selling prices are set based on our estimate of the cost of the items for the coming year. As costs fluctuate during the year, our gross margins can be affected positively or negatively. Operating expenses as a percentage of sales increased from 51.9% to 52.9%.

Other (Roberts, Cushman)

Sales decreased $606,000 in the first six months of 2007 compared to the same period in 2006. Gross profit margins decreased by $13,000 while operating margin increased by $66,000. Operating expenses decreased by $79,000 in the first half of 2007 compared to 2006.

Other Expenses

We paid no interest in the first six months of 2007 as we had no bank debt. We earned $81,000 in interest income. We recorded $5,000 in expense during the period for currency fluctuations from our Canadian operation. Comparatively, in the first half of 2006, we recorded income of $49,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $31.9 million at year-end 2006 to $33.3 million at June 30, 2007. The increase in accounts receivable, inventory, and prepaid income taxes, offset partially by the decrease in cash, accounted for the increase. Total stockholders’ equity increased from $26.3 million at December 31, 2006 to $28.3 million at June 30, 2007. Most of the increase was attributable to earnings in the first half of this year. Our current ratio rose from 5.2 at December 31, 2006 to 6.0 at June 30, 2007.

Our investment in inventory increased by $3.0 million at June 30, 2007 from year-end 2006. The increase is attributable to weaker than expected sales and not decreasing our purchases to match the sales trend. Inventory turnover decreased to an annualized rate of 3.13 times during the first half of 2007, from 3.41 times for the first half of 2006. Inventory turnover was 3.36 times for all of 2006. We compute our inventory turns as sales divided by average inventory. At the end of the second quarter, our total inventory on hand was 15% over our internal targets for optimal inventory levels. We will be adjusting our inventory purchases during the remainder of the year in an attempt to reduce our inventory on hand by year-end.

Trade accounts receivable was $3.0 million at June 30, 2007, up $380,000 from $2.6 million at year-end 2006. The average days to collect accounts for the first half of 2007 were 50.4 days, up from the first half of 2006 of 48.4 days. We are tightening our credit policy and analyzing our customers with open accounts to ensure collectibility of the accounts and will make adjustments as needed.

Accounts payable increased $187,000 to $2.0 million at the end of the June 2007, due primarily to the increases in inventory purchases. Accrued expenses and other liabilities decreased $634,000. The bonuses accrued at the end of December 2006 were paid in March 2007, which accounted for the majority of the decrease.

During the first half of 2007, cash flow used by operating activities was $1.9 million. The increase in inventory and decrease in accrued expenses accounted for the majority of the cash used, offset by net income. Cash flow used in investing activities totaled $1.1 million, consisting of $350,000 in fixed asset purchases and $650,000 for the acquisition of Mid-Continent Leather Sales, Inc., a wholesale distributor of leather and leathercraft supplies located in Coweta, Oklahoma. Cash flow used by financing activities totaled $12,000, consisting of payments on our capital lease of $67,000, offset by proceeds from employee stock option exercises totaling $55,000.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 22, 2007. At the meeting, stockholders elected seven to serve for the ensuing year. Out of the 10,919,568 eligible votes, 7,711,161 were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security voting in person. The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

To elect members of the Board of Directors:

	For	Against	Abstaining
Shannon L. Greene	7,503,968	207,193	-
T. Field Lange	7,578,268	132,893	-
Joseph R. Mannes	7,683,968	27,193	-
L. Edward Martin III	7,578,068	133,093	-
Ronald C. Morgan	7,684,568	26,593	-
Michael A. Nery	7,684,168	26,993	-
Wray Thompson	7,685,568	25,593	-

To ratify the 2007 Director Non-Qualified Stock Option Plan:

For	Against	Abstaining
5,240,889	314,946	193,859

Item 6. Exhibits

Exhibit Number	Description
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

10.1
2007 Director Non-qualified Stock Option Plan of Tandy Leather Factory, Inc. dated March 22, 2007, filed as an Exhibit to Tandy Leather Factory, Inc.’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2007 and incorporated by reference herein.

10.2
Agreement of Purchase and Sale, dated June 25, 2007, by and between Standard Motor Products, Inc. and Tandy Leather Factory, L.P., filed as Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 14, 2007	By: /s/ Ronald C. Morgan
Ronald C. Morgan
Chief Executive Officer and President

Date: August 14, 2007	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)