Form 10-Q
period 2007-09-30
TANDY LEATHER FACTORY INC
filed 2007-11-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 9, 2007
Common Stock, par value $0.0024 per share	10,977,092

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
CURRENT ASSETS:
Cash	$3,757,534	$6,739,891
Accounts receivable-trade, net of allowance for doubtful accounts
of $127,000 and $149,000 in 2007 and 2006, respectively	2,294,922	2,599,279
Inventory	20,721,612	17,169,358
Prepaid income taxes	520,826	-
Deferred income taxes	287,942	266,018
Other current assets	974,559	1,089,258
Total current assets	28,557,394	27,863,804

PROPERTY AND EQUIPMENT, at cost	11,709,818	6,865,946
Less accumulated depreciation and amortization	(5,197,704)	(4,989,341)
	6,512,114	1,876,605

GOODWILL	989,296	746,139
OTHER INTANGIBLES, net of accumulated amortization of
$300,000 and $262,000 in 2007 and 2006, respectively	396,957	360,676
OTHER assets	1,189,678	1,069,411
	$37,645,440	$31,916,635

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,341,491	$1,776,646
Accrued expenses and other liabilities	2,431,130	3,424,010
Income taxes payable	-	59,392
Current maturities of capital lease obligations	11,172	111,723
Current maturities of long-term debt	84,375	-
Total current liabilities	4,868,168	5,371,771

DEFERRED INCOME TAXES	225,396	221,621

LONG-TERM DEBT, less current maturities	3,965,625	-
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,974,951 and 10,885,068 shares issued at 2007 and 2006, respectively;
10,969,092 and 10,879,209 outstanding at 2007 and 2006, respectively	26,340	26,124
Paid-in capital	5,389,111	5,292,591
Retained earnings	22,864,188	20,949,540
Treasury stock (5,859 shares at cost)	(25,487)	(25,487)
Accumulated other comprehensive income	332,099	80,475
Total stockholders' equity	28,586,251	26,323,243
	$37,645,440	$31,916,635

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006
NET SALES	$12,806,333	$12,559,593	$40,691,125	$40,366,325

COST OF SALES	5,864,699	5,488,179	17,465,869	17,458,476

Gross profit	6,941,634	7,071,414	23,225,256	22,907,849

OPERATING EXPENSES	6,836,357	5,807,442	20,460,848	17,903,337

INCOME FROM OPERATIONS	105,277	1,263,972	2,764,408	5,004,512

OTHER INCOME (EXPENSE):
Interest expense	(50,494)	-	(50,494)	-
Other, net	272,658	37,422	349,172	84,951
Total other income (expense)	222,164	37,422	298,678	84,951

INCOME BEFORE INCOME TAXES	327,441	1,301,394	3,063,086	5,089,463

PROVISION FOR INCOME TAXES	155,835	410,975	1,148,438	1,720,288

NET INCOME	$171,606	$890,419	$1,914,648	$3,369,175

NET INCOME PER COMMON SHARE-BASIC	$ 0.02	$ 0.08	$ 0.17	$ 0.31
NET INCOME PER COMMON SHARE-DILUTED	$ 0.02	$ 0.08	$ 0.17	$ 0.30

Weighted Average Number of Shares Outstanding:
Basic	10,968,635	10,818,130	10,943,817	10,788,720
Diluted	11,152,731	11,102,383	11,157,013	11,105,903

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,914,648	$3,369,175
Adjustments to reconcile net income to net
cash provided by (used in) operating activities-
Depreciation & amortization	470,832	291,257
Gain on disposal of assets	-	(1,750)
Non-cash stock-based compensation	22,876	78,600
Deferred income taxes	(18,149)	56,975
Other	233,465	36,217
Net changes in assets and liabilities:
Accounts receivable-trade, net	360,709	(248,942)
Inventory	(3,202,032)	(1,493,683)
Income taxes	(580,218)	(412,676)
Other current assets	98,716	(648,879)
Accounts payable	516,201	1,924,072
Accrued expenses and other liabilities	(992,879)	(830,874)
Total adjustments	(3,090,478)	(1,249,683)

Net cash provided by (used in) operating activities	(1,175,830)	2,119,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,084,907)	(382,187)
Payments in connection with businesses acquired	(650,000)	-
Proceeds from sale of assets	25,339	1,750
Decrease (increase) in other assets	(120,267)	9,407

Net cash used in investing activities	(5,829,835)	(371,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	4,050,000	-
Payments on capital lease obligations	(100,550)	(100,550)
Proceeds from issuance of common stock	73,860	106,590

Net cash provided by (used in) financing activities	4,023,310	6,040

NET CHANGE IN CASH	(2,982,355)	1,754,502

CASH, beginning of period	6,739,891	3,215,727

CASH, end of period	$3,757,534	$4,970,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$50,494	-
Income taxes paid during the period, net of (refunds)	1,758,519	$1,833,737

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2005	10,741,835	$25,780	$4,988,445	$(25,487)	$16,172,475	$96,644	$21,257,857

Shares issued - stock options and warrants exercised	95,165	228	106,362	-	-	-	106,590
Stock-based compensation	-	-	78,600	-	-	-	78,600
Net income	-	-	-	-	3,369,175	-	3,369,175	$3,369,175
Translation adjustment	-	-	-	-	-	40,686	40,686	40,686
BALANCE, September 30, 2006	10,837,000	$26,008	$5,173,407	$(25,487)	$19,541,650	$137,330	$24,852,908

	Comprehensive income for the nine months ended September 30, 2006							$3,409,861

BALANCE, December 31, 2006	10,879,209	$26,124	$5,292,591	$(25,487)	$20,949,540	$80,475	$26,323,243

Shares issued - stock options and warrants exercised	89,883	216	73,644	-	-	-	73,860
Stock-based compensation	-	-	22,876	-	-	-	22,876
Net income	-	-	-	-	1,914,648	-	1,914,648	$1,914,648
Translation adjustment	-	-	-	-	-	251,624	251,622	251,624
BALANCE, September 30, 2007	10,969,092	$26,340	$5,389,111	$(25,487)	$22,864,188	$332,099	$28,586,251

	Comprehensive income for the nine months ended September 30, 2007							$2,166,272

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2007 and December 31, 2006, and its results of operations and cash flows for the three and/or nine-month periods ended September 30, 2007 and 2006. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The components of inventory consist of the following:

	As of
	September 30, 2007	December 31, 2006
Inventory on hand:
Finished goods held for sale	$19,127,786	$14,774,445
Raw materials and work in process	762,742	628,539
Inventory in transit	831,084	1,766,374
	$20,721,612	$17,169,358

Goodwill and Other Intangibles. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform the annual analysis during the fourth calendar quarter of each year. As of December 31, 2006, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances. No indicators of impairment were identified during the first nine months of 2007.

A summary of changes in our goodwill for the periods ended September 30, 2007 and 2006 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2005	$363,205	$383,406	$746,611
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	4,471	-	4,471
Impairments	-	-	-
Balance, September 30, 2006	$367,676	$383,406	$751,082

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2006	$362,733	$383,406	$746,139
Acquisitions and adjustments	225,000	-	225,000
Foreign exchange gain/loss	18,157	-	18,157
Impairments	-	-	-
Balance, September 30, 2007	$605,890	$383,406	$989,296

Other intangibles consist of the following:

	As of September 30, 2007			As of December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$274,412	$269,957	$544,369	$247,193	$297,176
Non-Compete Agreements	153,000	26,000	127,000	78,000	14,500	63,500
	$697,369	$300,412	$396,957	$622,369	$261,693	$360,676

We recorded amortization expense of $38,718 during the first nine months of 2007 compared to $28,718 during the first nine months of 2006. All of our intangible assets are subject to amortization under SFAS 142. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2007	19,704	31,837	51,541
2008	20,954	30,337	51,291
2009	20,954	30,337	51,291
2010	20,954	30,337	51,291
2011	20,027	30,337	50,364

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

We recognized share based compensation expense for the three and nine months ended September 30, 2007 and 2006 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Share-based compensation expense	$7,625	$33,640	$22,876	$78,600

The fair values of stock options granted were estimated on the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.375%-3.5%, a dividend yield of 0%; volatility factor of .366-.780; and an expected life of the valued options of 3-5 years.

During the nine months ended September 30, 2007, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	$2.050	296,200
Granted	-	-
Cancelled	-	-
Exercised	1.466	51,500
Outstanding, September 30, 2007	$2.180	244,700	4.35	$289,420
Exercisable, September 30, 2007	$2.050	228,700	4.22	$256,380

Other information pertaining to option activity during the nine month periods ended September 30, 2007 and 2006 are as follows:

	September 30, 2007	September 30, 2006
Weighted average grant-date fair value of stock options granted	N/A	$11,160
Total fair value of stock options vested	$30,500	$101,728
Total intrinsic value of stock options exercised	$43,640	$63,481

As of September 30, 2007, there was $30,000 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 3 years.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$171,606	$890,419	$1,914,648	$3,369,175
Numerator for basic and diluted earnings per share	171,606	890,419	1,914,648	3,369,175
Denominator:
Weighted-average shares outstanding-basic	10,968,635	10,818,130	10,943,817	10,788,720

Effect of dilutive securities:
Stock options	170,874	241,192	187,064	266,034
Warrants	13,222	43,061	26,132	51,149
Dilutive potential common shares	184,096	284,253	213,196	317,183
Denominator for diluted earnings per share- weighted-average shares	11,152,731	11,102,383	11,157,013	11,105,903

Basic earnings per share	$0.02	$0.08	$0.18	$0.31
Diluted earnings per share	$0.02	$0.08	$0.17	$0.20

The net effect of converting stock options and warrants to purchase 289,000 and 478,300 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the three and nine months ended September 30, 2007 and 2006, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the quarter ended September 30, 2007
Net sales	$6,940,484	$5,657,198	$208,651	$12,806,333
Gross profit	3,608,272	3,254,075	79,287	6,941,634
Operating earnings	32,686	58,780	13,811	105,277
Interest expense	50,494	-	-	50,494
Other, net	(264,792)	(7,866)	-	(272,658)
Income before income taxes	246,984	66,646	13,811	327,441

Depreciation and amortization	181,113	35,050	2,477	218,640
Fixed asset additions	4,657,769	74,257	-	$4,732,026
Total assets	$31,929,070	$5,548,815	$167,555	$37,645,440

For the quarter ended September 30, 2006
Net sales	$7,113,181	$5,121,556	$324,856	$12,559,593
Gross profit	3,847,911	3,095,207	128,296	7,071,414
Operating earnings	910,942	362,744	(9,714)	1,263,972
Interest expense	-	-	-	-
Other, net	37,805	(1,664)	1,281	37,422
Income before income taxes	948,747	361,080	(8,433)	1,301,394

Depreciation and amortization	60,975	37,112	1,697	99,784
Fixed asset additions	100,403	52,009	-	152,412
Total assets	$24,558,634	$5,192,664	$329,414	$30,080,712

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the nine months ended September 30, 2007
Net sales	$22,057,123	$17,753,614	$880,388	$40,691,125
Gross profit	12,378,185	10,482,976	364,095	23,225,256
Operating earnings	1,790,257	878,492	95,659	2,764,408
Interest expense	50,494	-	-	50,494
Other, net	(336,641)	(12,531)	-	(349,172)
Income before income taxes	2,076,404	891,023	95,659	3,063,086

Depreciation and amortization	341,974	127,862	996	470,832
Fixed asset additions	4,892,019	192,687	200	$5,084,906
Total assets	$31,929,070	$5,548,815	$167,555	$37,645,440

For the nine months ended September 30, 2006
Net sales	$23,250,338	$15,858,835	$1,257,152	$40,366,325
Gross profit	12,930,486	9,634,035	343,328	22,907,849
Operating earnings	3,675,658	1,323,105	5,749	5,004,512
Interest expense	-	-	-	-
Other, net	102,089	(18,419)	1,281	84,951
Income before income taxes	3,777,747	1,304,686	7,030	5,089,463

Depreciation and amortization	180,289	106,651	4,317	291,257
Fixed asset additions	228,880	153,146	162	382,188
Total assets	$24,558,634	$5,192,664	$329,414	$30,080,712

Net sales for geographic areas for the three and nine months ended September 30, 2007 and 2006 were as follows:

Three months ended September 30,	2007	2006
United States	$11,423,156	$11,151,670
Canada	1,072,842	953,224
All other countries	310,335	454,699
	$12,806,333	$12,559,593

Nine months ended September 30,	2007	2006
United States	$36,194,509	$35,981,135
Canada	3,274,464	3,098,839
All other countries	1,222,152	1,286,351
	$40,691,125	$40,366,325

Geographic sales information is based on the location of the customer. No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or nine-month periods ended September 30, 2007 or 2006. We do not have any significant long-lived assets outside of the United States.

5.	NOTES PAYABLE AND LONG-TERM DEBT

On July 31, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 195,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas. Under the terms of the Line of Credit Note, we may borrow from time to time until April 30, 2008, up to the lesser of $5,500,000 or 90% of the cost of the property. We will make only monthly interest payments until April 30, 2008, at which time the principal balance will be rolled into a 10-year term note. Amounts drawn under the Credit Agreement accrue interest at a rate of 7.10% per annum.

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

At September 30, 2007, the amount outstanding under the above agreement consisted of the following:

2007
Credit Agreement with JPMorgan Chase Bank - collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007 in the maximum principal amount of $5,500,000 with revolving features as more fully described above - interest due monthly at 7.10%; matures April 30, 2018	$ 4,050,000
4,050,000
Less - Current maturities	84,375
$3,965,625

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

Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades. Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials. In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores. As of November 1, 2007, we were operating 72 Tandy Leather retail stores located throughout the United States and Canada.

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

➢
We believe that the continued rise in oil and natural gas prices will increase the costs of the goods that we sell, including the costs of shipping those goods from the manufacturer to our stores and customers.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

The following tables present selected financial data of each of our three segments for the quarters ended September 30, 2007 and 2006. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Quarter Ended September 30, 2007		Quarter Ended September 30, 2006
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,940,484	$32,686	$7,088,181	$910,942
Retail Leathercraft	5,657,198	58,780	5,121,556	362,744
Other	208,651	13,811	349,856	(9,714)
Total Operations	$12,806,333	$105,277	$12,559,593	$1,263,972

Consolidated net sales for the quarter ended September 30, 2007 increased 2%, compared to the same period in 2006. Retail Leathercraft contributed $535,000 of additional sales, offset by a combined sales decrease of $289,000 in Wholesale Leathercraft and Other. Operating income on a consolidated basis for the quarter ended September 30, 2007 was down 92% or $1.1 million over the third quarter of 2006.

The following table shows in comparative form our consolidated net income for the third quarters of 2007 and 2006:

	2007	2006	% Change
Net income	$171,606	$890,419	(80.7)%

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group. The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2007 and 2006:

	Quarter ended
Customer Group	09/30/07	09/30/06
RETAIL (end users, consumers, individuals)	21%	23%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	43%	39%
MANUFACTURERS	13%	11%
NATIONAL ACCOUNTS	15%	20%
	100%	100%

Net sales decreased 2%, or $148,000, for the third quarter of 2007 as follows:

	Quarter Ended 09/30/07	Quarter Ended 09/30/06	$ change	% change
Same store sales (29)	$5,992,707	$5,968,100	$24,607	0.4%
New store (1)	164,314	-	164,314	N/A
National account group	783,462	1,120,081	(336,619)	(30.1)%
	$6,940,483	$7,088,181	$(147,698)	(2.1)%

The customer sales mix for the third quarter indicates a decline in sales to retail customers and our national account customers. We achieved gains in sales to our Institution (specifically prisons and prisoners) and Wholesale customers. Sales to our national account customers were down 30% for the quarter compared to the same quarter last year. Approximately 25% of the sales decline is attributable to one customer which intends to stop purchasing from us in the second quarter of 2008 due to its vendor consolidation policy. We believe the sales mix speaks to several issues: (1) the craft industry overall has weakened in recent years and (2) the retail customer is more cautious in discretionary spending due to the concerns about the economy overall.

Operating income for Wholesale Leathercraft during the current quarter decreased by $878,000 from the comparative 2006 quarter, a decline of 96%. Operating expenses as a percentage of sales were 51.5%, up $653,000 from the third quarter of 2006. Employee compensation increased $250,000 as our headcount is up 10% compared to the third quarter of 2006. At September 30, 2007, there are 7 manager trainees in the Leather Factory stores. We are analyzing the headcount increase at the support units and will be making adjustments as necessary to reduce this expense. Employee benefits, specifically health insurance and 401(k) plan contributions, are up $115,000 as well. Advertising expenses increased $200,000 over last year’s third quarter in an effort to improve sales. Legal and professional fees are up $115,000 as we’ve incurred fees related to our recent real estate purchase and the defense of our intellectual property.

Retail Leathercraft

Our Retail Leathercraft operation consists of 71 Tandy Leather retail stores at September 30, 2007, compared to 61 stores at September 30, 2006. Net sales were up approximately 10% for the third quarter of 2007 over the same quarter last year. A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/07	Qtr Ended 09/30/06	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	61	$5,319,336	$5,084,332	$235,004	4.6%
New store sales	10	337,862	37,224	300,638	N/A
Total sales	71	$5,657,198	$5,121,556	$535,642	10.5%

The following table presents sales mix by customer categories for the quarters ended September 30, 2007 and 2006 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	09/30/07	09/30/06
RETAIL (end users, consumers, individuals)	62%	62%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7	8
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	28	30
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3	-
	100%	100%

Sales to our Retail customer group increased 7% compared to the third quarter of 2006. Sales to the Wholesale and Manufacturers customer groups increased 3% each as more stores are beginning to develop these types of customers in their local markets. The retail stores opened prior to July 1, 2007 averaged approximately $28,000 in sales per month for the third quarter of 2007.

Operating income decreased $304,000 from the comparative 2006 quarter to 1.0% of sales, compared to 7.1% of sales in the third quarter of 2006. Our gross margin fell from 60.4% to 57.5% due to cost increases that we were unable to pass on to customers and the increase in sales to wholesale customers. Operating expenses increased $460,000 in the third quarter of 2007 over the third quarter of 2006, and as a percentage of sales increased from 53.4% to 56.5%. The operating expenses at the new stores opened since October 1, 2006 totaled $350,000. The remainder of the increase consisted of $50,000 in additional advertising and a $50,000 increase in employee benefits (health insurance, etc.).

Other (Roberts, Cushman)

Sales decreased $141,000 or 40.4% for the third quarter of 2007. Gross profit margins decreased by $55,000 while operating income increased by $23,000. We expected sales to decline as we increased the minimum order quantities due to the change in operations as we converted from a manufacturer to a distributor. However, we also expected gross profit margins and operating margins to improve as we eliminated substantial labor and direct manufacturing expenses by outsourcing that function.

Other Expenses

We paid interest in the third quarter of 2007 of $50,000 as a result of the bank debt incurred to purchase a building in July 2007. We also recorded $97,000 in rent income on this building in August and September. In addition, we recorded $106,000 in other income, representing an oil and gas lease bonus related to the property. We earned $27,000 during the quarter in interest income. We recorded $6,000 in income during the quarter for currency fluctuations from our Canadian operation.

Nine Months Ended September 30, 2007 and 2006

The following table presents selected financial data of each of our three segments for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$22,057,123	$1,790,257	$22,880,119	$3,675,658
Retail Leathercraft	17,753,614	878,492	15,858,836	1,323,105
Other	880,388	95,659	1,627,370	5,749
Total Operations	$40,691,125	$2,764,408	$40,366,325	$5,004,512

Consolidated net sales for the nine months ended September 30, 2007 were up almost 1%, increasing $325,000, compared to the same period in 2006. Retail Leathercraft contributed additional sales of $1.9 million, offset by a combined sales decrease of $1.6 million from Wholesale Leathercraft and Other. Operating income on a consolidated basis for the nine months ended September 30, 2007 was down 44.8% or $2.2 million over the first nine months of 2006.

The following table shows in comparative form our consolidated net income for the first nine months of 2007 and 2006:

	2007	2006	% change
Net income	$1,914,648	$3,369,175	(43.2)%

Wholesale Leathercraft

Net sales decreased 3.6%, or $823,000, for the first nine months of 2007 as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	$ Change	% Change
Same store sales (29)	$18,729,902	$19,521,828	$(791,926)	(4.1)%
New store (1)	553,451	-	553,451	N/A
National account group	2,773,770	3,358,291	(584,521)	(17.4)%
	$22,057,123	$22,880,119	$(822,996)	(3.6)%

The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
Customer Group	09/30/07	09/30/06
RETAIL (end users, consumers, individuals)	22%	23%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	43%	39%
MANUFACTURERS	15%	11%
NATIONAL ACCOUNTS	12%	20%
	100%	100%

Operating income for Wholesale Leathercraft for the nine months ended September 30, 2007 decreased by $1.9 million from the comparative 2006 period, a decline of 51.3%. Operating expenses as a percentage of sales were 48.0%, up $1.5 million from the first nine months of 2006.

Retail Leathercraft

Net sales were up approximately 12% for the first nine months of 2007 over the same period last year.

	# Stores	Nine Months Ended 09/30/07	Nine Months Ended 09/30/06	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	52	$15,247,415	$14,856,541	$390,874	2.6%
New store sales	19	2,506,199	1,002,294	1,503,905	N/A
Total sales	71	$17,753,614	$15,858,835	$1,894,779	11.9%

The following table presents sales mix by customer categories for the nine months ended September 30, 2007 and 2006 for our Retail Leathercraft operation:

	Nine Months Ended
Customer Group	09/30/07	09/30/06
RETAIL (end users, consumers, individuals)	63%	65%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8	9
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	26	25
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3	1
	100%	100%

The retail stores opened prior to January 1, 2007 averaged approximately $31,000 in sales per month for the first nine months of 2007.

Operating income for the first nine months of 2007 decreased $444,000 from the comparative 2006 period and as a percentage of sales, from 8.3% in the first nine months of 2006 to 4.9% in the first nine months of 2007. Gross margin fell from 60.7% to 59.1% due to the increase in sales to wholesale customers and cost increases in various products and our inability to pass those cost increases on to our customers. We publish our retail selling prices in our annual catalog which is distributed in October of each year. Selling prices are set based on our estimate of the cost of the items for the coming year. As costs fluctuate during the year, our gross margins can be affected positively or negatively. Operating expenses as a percentage of sales increased from 52.4% to 54.1%.

Other (Roberts, Cushman)

Sales decreased $747,000 in the first nine months of 2007 compared to the same period in 2006. Gross profit margins decreased by $68,000 while operating margin increased by $89,000. Operating expenses decreased by $158,000 in the first nine months of 2007 compared to 2006.

Other Expenses

We paid interest of $50,000 as a result of the bank debt incurred to purchase a building in July 2007. We earned $108,000 in interest income. We recorded $1,000 in income during the year for currency fluctuations from our Canadian operation. Comparatively, in the first nine months of 2006, we recorded income of $56,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $31.9 million at year-end 2006 to $37.6 million at September 30, 2007. The increase in inventory and fixed assets, offset partially by the decrease in cash, accounted for the increase. Total stockholders’ equity increased from $26.3 million at December 31, 2006 to $28.6 million at September 30, 2007. Most of the increase was attributable to earnings in the first nine months of this year. Our current ratio rose from 5.2 at December 31, 2006 to 5.9 at September 30, 2007.

Our investment in inventory increased by $3.5 million at September 30, 2007 from year-end 2006. The increase is attributable to weaker than expected sales and not decreasing our purchases to match the sales trend. Inventory turnover decreased to an annualized rate of 2.86 times during the first nine months of 2007, from 3.28 times for the first nine months of 2006. Inventory turnover was 3.36 times for all of 2006. We compute our inventory turns as sales divided by average inventory. At the end of the third quarter, our total inventory on hand was 25% over our internal targets for optimal inventory levels. We are reducing our inventory purchases during the remainder of the year in an attempt to reduce our inventory on hand by year-end.

Trade accounts receivable was $2.3 million at September 30, 2007, down $304,000 from $2.6 million at year-end 2006. The average days to collect accounts for the first nine months of 2007 were 54.9 days, up from the first nine months of 2006 of 47.5 days. We are tightening our credit policy and analyzing our customers with open accounts to ensure collectability of the accounts and will make adjustments as needed.

Accounts payable increased $565,000 to $2.3 million at the end of the September 2007, due primarily to the increases in inventory purchases. Accrued expenses and other liabilities decreased $993,000 due to the decrease in inventory in transit at September 30, 2007.

During the first three quarters of 2007, cash flow used by operating activities was $1.2 million. The increase in inventory and decrease in accrued expenses accounted for the majority of the cash used, offset by net income. Cash flow used in investing activities totaled $5.8 million, consisting of $5.1 million in fixed asset purchases, including $4.5 million for the purchase of building for our corporate headquarters, and $650,000 for the acquisition of Mid-Continent Leather Sales, Inc., a wholesale distributor of leather and leathercraft supplies located in Coweta, Oklahoma. Cash flow provided by financing activities totaled $4.0 million, consisting of borrowings on a note payable related to the building purchase.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 14, 2007	By: /s/ Ronald C. Morgan
Ronald C. Morgan
Chief Executive Officer and President

Date: November 14, 2007	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBIT 31.1
RULE 13a-14(a) CERTIFICATION

I, Ronald C. Morgan, certify that:

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

Date: November 14, 2007	/s/ Ronald C. Morgan
Ronald C. Morgan
Chief Executive Officer and President
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

Date: November 14, 2007	/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Tandy Leather Factory, Inc. for the quarter ended September 30, 2007 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), Ronald C. Morgan, as Chief Executive Officer and President, and Shannon L. Greene, as Treasurer and Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

i.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
ii.
The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

November 14, 2007	/s/ Ronald C. Morgan
Ronald C. Morgan
Chief Executive Officer and President

November 14, 2007	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer