Form 10-K
period 2007-12-31
TANDY LEATHER FACTORY INC
filed 2008-03-26
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

         (Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period ________ to ________

Commission File Number 1-12368
Tandy Leather Factory, Inc.
(exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1900 Southeast Loop 820, Fort Worth, Texas	76140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 872-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0024	American Stock Exchange

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

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X]  Smaller Reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $51,597,676 at June 30, 2007 (the last business day of its most recently completed second fiscal quarter).  At March 14, 2008, there were 10,977,092 shares of the registrant's common stock outstanding.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2008, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and kits.  During 2007, our consolidated sales totaled $55.3 million of which approximately 11.8% were export sales.  We maintain our principal offices at 3847 East Loop 820 South, Fort Worth, Texas 76119.  Our common stock trades on the American Stock Exchange under the symbol "TLF."

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

Our  Development in Recent Years

We have expanded our wholesale chain by opening new stores and by numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996.  By 2000, we had grown to twenty-seven Leather Factory stores located in the United States and two Leather Factory stores in Canada.   In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company.  In 2002, we began opening retail stores under the "Tandy Leather" name.  During that year, Tandy Leather purchased four independent leathercraft retail stores and opened another ten.  We also opened our thirtieth Leather Factory store - our third in Canada.  In 2003, we opened twelve Tandy Leather retail stores.  In 2004, we purchased three independent leathercraft retail stores and opened an additional nine stores in the U.S.  We also opened another store in Canada which is operating as a Tandy Leather retail store.  In November 2004, we acquired all of the issued and outstanding shares of capital stock of Heritan Ltd. and its parent, our primary Canadian competitor, headquartered in Barrie, Ontario.  The acquisition resulted in an additional three retail stores in Canada, bringing the total locations in Canada to seven - three Leather Factory stores and four Tandy Leather stores.  In 2005, we opened eight Tandy Leather retail stores.  In 2006, we opened eleven Tandy Leather retail stores and converted one wholesale store to a retail store.   In 2007, we purchased one independent leathercraft store and opened an additional nine retail stores – eight in the U.S. and one in Canada.  We also purchased Mid-Continent Leather Sales, Inc., a competitor located in Oklahoma, which became our thirtieth wholesale store.

At December 31, 2007, we operated thirty wholesale stores – twenty-nine operating under the Leather Factory name (26 in the U.S. and 3 in Canada) and one operating under the Mid-Continent Leather Sales name.  We also operated seventy-two retail stores operating under the Tandy Leather name (66 in the U.S. and 6 in Canada).  We also own and operate Roberts, Cushman and Company, Inc., a distributor of custom hat trims.

In the first quarter of 2008, we opened a leathercraft store in Northampton, United Kingdom.  This store will operate under the name “Tandy Leather Factory” as a combination wholesale and retail store.

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores.  The following tables provide summary information concerning the additions of facilities for our Leather Factory wholesale stores and Tandy Leather retail stores in each of our fiscal years from 1999 to 2007.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2007

	Leather Factory wholesale stores			Tandy Leather retail stores
Year Ended	Opened	Conversions(1)	Total	Opened (2)	Closed	Total
Balance Fwd			22			N/A
1999	4	0	26			N/A
2000	2	0	28	1*	0	1
2001	2	0	30	0	0	1
2002	1	(1)	30	14	1*	14
2003	0	0	30	12	0	26
2004	0	0	30	16	0	42
2005	0	0	30	8	0	50
2006	0	(1)	29	12	0	62
2007	1^	0	30	10	0	72

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2)  Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 that we closed in 2002.
(^)  Wholesale store operating as Mid-Continent Leather Sales

No single customer’s purchases represent more than 10% of our total sales in 2007.  Sales to our five largest customers combined to represent 8.3%, 9.5% and 9.4%, respectively, of consolidated sales in 2007, 2006 and 2005.  While management does not believe the loss of one of these customers would have a significant negative impact on our operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Our Operating Divisions

We service our customers primarily through the operation of three divisions.  We identify those divisions based on management responsibility and customer focus.  The Wholesale Leathercraft division consists of thirty wholesale stores of which 27 are located in the United States and three are located in Canada.  As of March 1, 2008, the Retail Leathercraft division consists of 72 Tandy Leather retail stores of which 66 are located in the United States and six are located in Canada.  Both of these divisions sell leather and leathercraft-related products.  Our third business segment, referred to as “Other,” consists of our hatband manufacturer, Roberts, Cushman & Company, Inc.  We opened a leathercraft store in the United Kingdom in February 2008.  We intend to add a fourth operating division in 2008 to comprise our international (non-North America) operations.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and internationally through Leather Factory stores.   This segment had net sales of $29.6 million, $31.0 million and $31.0 million for 2007, 2006 and 2005, respectively.  The wholesale stores operate under the name “The Leather Factory”, with the exception of the one store we acquired in February 2007 which operates under the name “Mid-Continent Leather Sales.”

General.  We operate wholesale stores in 20 states and three Canadian provinces.  The centers range in size from 2,600 square feet to 19,800 square feet, with the average size of a store being approximately 6,000 square feet.    The type of premises utilized for our wholesale stores is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access.  This type of location typically offers lower rents compared to other more retail-oriented locations.

Business Strategy.   The Leather Factory business concept centers around the wholesale distribution of leather and related accessories to retailers, manufacturers, and end users.  Our strategy is that a customer can purchase the leather, related accessories and supplies necessary to complete his project from one place.  The size and layout of the centers are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner.  Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades offered.  The location of the stores is selected based on the location of customers, so that delivery time to customers is minimized.  A two-day maximum delivery time for phone, internet and mail orders is our goal.

Our wholesale stores serve customers through various means including walk-in traffic, phone and mail order.  We also employ a distinctive marketing tactic in that we maintain an internally-developed target customer mailing list for use in our aggressive direct mail advertising campaigns.  We staff our stores with experienced managers whose compensation is tied to the operating profit of the store they manage.  Sales are generated by the selling efforts of the store personnel, our direct mail advertising, our website (www.tandyleatherfactory.com), our participation at trade shows and, on a limited basis, the use of sales representative organizations.  The sales representative organizations consist of companies located in specific geographic areas that represent numerous companies in a similar industry.  These organizations call on customers and show multiple products from more than one vendor at a time.

Customers.  Our customer base consists of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers, and retailers dispersed geographically throughout the world.  Wholesale sales constitute the majority of our business, although retail customers may purchase products from our wholesale stores.  The Wholesale Leathercraft division’s sales generally do not reflect significant seasonal patterns.

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographical areas where we do not have a wholesale store.  An unrelated person operating an existing business who desires to become an ASC must submit an application and upon approval, place a minimum initial order.  There are also minimum annual purchase amounts to which the ASC must adhere in order to maintain ASC status.  In exchange, the benefits to the ASC are free advertising in various sale flyers produced and distributed by us, price breaks on many products, advance notice of new products, and priority shipping and handling on all orders.  Our wholesale stores service 158 ASC's:  92 located in the U.S., 47 located in Canada, and 19 located outside North America.

Merchandise.   Our products are generally organized into thirteen categories.  We carry a wide assortment of products including leather, lace, hand tools, kits, and craft supplies.  We operate a light manufacturing facility in Fort Worth whose processes generally involve cutting leather into various shapes and patterns using metal dies.  The factory produces approximately 20% of our products and also assembles and repackages product as needed.  Products manufactured in our factory are distributed through our stores under the TejasTM brand name.  We also distribute product under the Tandy LeatherTM and Dr. Jackson'sTM brands.  We develop new products through the ideas and referrals of customers and store personnel as well as the tracking of fads and trends of interest in the market.  Our personnel walk trade shows and various specialty stores with the purpose of obtaining product ideas that are then developed in-house.

We offer an unconditional satisfaction guarantee to our customers.  Simply stated, we will accept product returns for any reason.  We believe this liberal policy promotes customer loyalty.  We offer credit terms to our non-retail customers, upon receipt of a credit application and approval by our credit manager.  Generally, our open accounts are net 30 days.

During 2007 and 2006, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2007 Sales Mix	2006 Sales Mix
Belts strips and straps	3%	2%
Books, patterns, videos	2%	1%
Buckles	4%	4%
Conchos^	4%	4%
Craft supplies	4%	5%
Custom tools and hardware	0%	1%
Dyes, finishes, glues	5%	5%
Hand tools	12%	12%
Hardware	8%	8%
Kits	7%	7%
Lace	10%	14%
Leather	37%	34%
Stamping tools	4%	3%
	100%	100%

^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable.  Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors.  For additional information regarding our cash, inventory and accounts receivable at the end of 2007 and 2006, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers.   We purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States and in approximately 15 foreign countries. In 2007, our ten largest vendors accounted for approximately 80% of our inventory purchases.

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

Operations.  Hours of operations vary by location, but generally range from 8:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays.  The stores maintain uniform prices, except where lower prices are necessary to meet local competition.

Competition.   Most of our competition comes in the form of small, independently-owned retailers who in most cases are also our customers.  We estimate that there are a few hundred of these small independent stores in the United States and Canada.  We compete on price, availability of merchandise, and delivery time.  While there is competition in connection with a number of our products, to our knowledge there is no direct competition affecting our entire product line.  Our large size relative to most competitors gives us the advantage of being able to purchase large volumes and stock a full range of products.

Distribution.  The wholesale stores receive the majority of their inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor.  Inventory is shipped to the stores from our central warehouse once a week to meet customer demand without sacrificing inventory turns.  Customer orders are filled as received, and we do not have backlogs.

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level.  We generally maintain higher inventories of imported items to ensure a continuous supply.  The number of products offered changes every year due to the introduction of new items and the discontinuance of others.  We carry approximately 2,800 items in the current lines of leather and leather-related merchandise.  All items are offered in both the wholesale and retail stores.

Expansion.  Our wholesale store expansion across the United States has been fairly consistent since we purchased the original six stores in 1985.  We opened our thirtieth store in August 2002.  We converted one wholesale (Leather Factory) store to a retail (Tandy Leather) store in 2006, reducing the number of wholesale stores to twenty-nine.  We acquired Mid-Continent Leather Sales in 2007, a wholesale store located in Oklahoma, increasing the number of wholesale stores to thirty.  While we do not believe there is a significant and immediate opportunity for expansion of the Leather Factory distribution system in terms of opening additional locations, we do believe expansion could be achieved by acquiring companies in related areas/markets which offer collaborative advantages based on the local markets and/or the product lines of the businesses.

Retail Leathercraft

Our Retail Leathercraft division consists of a growing chain of retail stores operating under the name, Tandy Leather.  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and best-known supplier of leather and related supplies used in the leathercraft industry.  We offer a product line of quality tools, leather, accessories, kits and teaching materials.   This segment had net sales of $24.7 million, $22.5 million and $18.0 million for 2007, 2006 and 2005, respectively.

General.  As of March 1, 2008, the Tandy Leather retail chain has 72 stores located in 34 states and five Canadian provinces with plans to reach 100 to 120 stores as opportunities arise over the next several years.  The stores range in size from 1,200 square feet to 3,800 square feet, with the average size of a store being approximately 2,000 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.

Business Strategy.   Tandy Leather has long been known for its reputation in the leathercraft industry and its commitment to promoting and developing the craft through education and customer development.  Our commitment to this strategy is evidenced by our re-establishment of the retail store chain throughout the United States following our acquisition of the assets of Tandy Leather in 2000.  We continue to broaden our customer base by working with various youth organizations and institutions where people are introduced to leathercraft, as well as hosting classes in our stores.

The retail stores serve walk-in, mail and phone order customers as well as orders generated from its website, www.tandyleatherfactory.com.  Our retail stores are staffed by knowledgeable sales people whose compensation is based, in part, upon the profitability of their store.  Sales by Tandy Leather are driven by the efforts of the store staff, trade shows, and our direct mail and e-mail marketing program.

Customers.   Individual retail customers are our largest customer group, representing more than 60% of Tandy Leather's 2007 sales.  Youth groups, summer camps, schools, and a limited number of wholesale customers complete our customer base.  Like the wholesale stores, the retail stores fill orders as they are received, and there is no order backlog.  The retail stores maintain reasonable amounts of inventory to fill these orders.  Tandy Leather’s retail store operations historically generate slightly more sales in the 4th quarter of each year (30-32%) while the other three quarters remain fairly even at 23-25% per quarter.

Merchandise.  Our products are generally organized into thirteen categories.  We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes, and stamping tools.

During 2007 and 2006, Retail Leathercraft division sales by product category were as follows:

Product Category	2007 Sales Mix	2006 Sales Mix
Belts strips and straps	4%	5%
Books, patterns, videos	3%	2%
Buckles	4%	4%
Conchos	4%	4%
Craft supplies	3%	3%
Dyes, finishes, glues	8%	7%
Hand tools	16%	16%
Hardware	6%	7%
Kits	11%	11%
Lace	4%	4%
Leather	31%	31%
Stamping tools	6%	6%
	100%	100%

As indicated above, the products sold in our retail stores are also sold in our wholesale stores.  Therefore, the discussion above regarding products, their sources and the working capital requirements for the Wholesale Leathercraft division also apply to the Retail Leathercraft division.  Sales at the retail stores are generally cash transactions or through national credit cards.  We also sell on open account to selected wholesale customers including schools and other institutions and small retailers.  Our terms are generally net 30 days.  Like the wholesale stores, the retail stores have an unconditional return policy.

Operations.  Hours of operation are 9:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays.  In addition, most of the stores stay open late one night a week for leathercrafting classes taught in the stores.  Selling prices are uniform throughout the retail store system.

Competition.  Our competitors are generally small local craft stores that carry a limited line of leathercraft products.  Several national retail chains that are customers in our Wholesale Leathercraft division also carry leathercraft products on a very small scale relative to their overall product line.  To our knowledge, our retail store chain is the only one in existence solely specializing in leathercraft.

Distribution.  The retail stores receive their inventory from our central warehouse located in Fort Worth, Texas.  The stores generally restock their inventory once a week with a shipment from the warehouse.  Retail Leathercraft’s inventory turns are higher than Wholesale Leathercraft’s because the Wholesale Leathercraft calculation includes the central warehouse inventory whereas the Retail Leathercraft calculation includes only the inventory in the Tandy Leather retail stores.

Expansion.   We intend to expand the Tandy Leather retail store chain to 100 to 120 stores throughout North America at an average rate of approximately 12 stores per year.  Fourteen stores were opened in 2002; twelve stores were opened in 2003; sixteen were opened in 2004 (including four in Canada); eight were opened in 2005, twelve were opened in 2006, and ten were opened in 2007.  Eleven of the 72 stores opened to date were independent leathercraft stores that we acquired.  Separately, these acquisitions are not material.  The other sixty-one stores have been de novo stores opened by us.  In 2008, we plan to open four retail stores. We anticipate these new stores will be opened in the last half of the year.

Other

Roberts, Cushman, founded in 1856, supplies made-to-order trimmings to the headwear industry.  This segment had net sales of $1.1 million, $1.7 million, and $1.6 million for 2007, 2006 and 2005, respectively.

Business Strategy.   Roberts, Cushman has long been considered one of the leaders in the field of headwear trimmings.  It designs and supplies exclusive trimmings for all types of hats.  Trims are sold to hat manufacturers directly. We do not employ an outside sales force.  Instead, customers visit our facilities and, with the review of previous designs, incorporate their ideas into a customized product.  The customer is provided samples or photographs of each design before they leave the premises.  These samples can then be used as a sales tool to obtain hat orders from their customers.  This “design-on-site” process is unique in the industry.

Customers.  We design and supply trims to approximately 50 of the headwear manufacturers worldwide, supplying customized trims, ribbons, buckle sets, name pins, feathers, and other items.  Our success in developing and maintaining long-standing relationships with our customers is due primarily to our ability to deliver quality products in a timely manner.  Roberts, Cushman’s sales generally do not reflect significant seasonal patterns.

The working capital requirements of this operation are dictated by the amounts needed to meet current obligations, purchase raw material and allow for collection of accounts receivable.  Roberts, Cushman provides sufficient cash flow to satisfy these requirements.

Merchandise.  Our hat bands are generally produced from leather, ribbon, or woven fabrics, depending on the style of hat.  They are created by cutting leather and/or other materials into strips, and then enhancing the trim by attaching conchos and/or three-piece buckle sets, braiding with other materials, and finishing the end or borders by stitching or by lacing with leather lace.  We also supply custom-designed buckles and conchos, feathers for dress hats, and name pins, separate from hat bands.  Roberts, Cushman purchases components from approximately 20 vendors, located predominately in the United States.  In 2007, our top 10 vendors (in dollars purchased) represented approximately 90% of its total purchases.  Products are sold on terms that generally range from net 30 to net 90 days.  Because our products are custom-designed, we do not accept product returns, except in the case of defective merchandise.

Expansion.  Cushman has been successful in providing a very specific product line directly to headwear manufacturers.  Given the current industry conditions, we do not believe there is much potential for expansion, other than to capture additional market share.

Additional Information

Compliance With Environmental Laws.  Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings or competitive position.

Employees.  As of December 31, 2007, we employed 459 people, 103 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

Intellectual Property.   We own approximately 20 registered trademarks, including federal trade name registrations for "The Leather Factory" and "Tandy Leather Company."  We also own approximately 20 registered foreign trademarks worldwide.

We own approximately 500 registered copyrights in the United States covering more than 600 individual works relating to various products.  We also own several United States patents for specific belt buckles and leather-working equipment.  These rights are valuable assets and we defend them as necessary.

International Operations.  Information regarding our revenues from the United States and abroad and our long-lived assets are found in Note 13 to our Consolidated Financial Statements, Segment Information.

In February 2008, we opened our first leathercraft store outside of North America.  The store is located in the United Kingdom and is operating as a combination wholesale and retail store.

Our Website and Availability of SEC Reports.   We file reports with the Securities and Exchange Commission ("SEC").  These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings.  The public may read any of these filings at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC  20549.  In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Further, the SEC maintains an Internet site that contains reports, proxy and information statements and other information concerning us.  You can connect to this site at http://www.sec.gov.

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

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers.

Name and Age	Position and Business Experience During Past Five Years	Served as Officer Since
J. Wray Thompson, 76	Chairman of the Board since June 1993; Chief Executive Officer from June 1993 to December 2006;	1993

Ronald C. Morgan, 60	Chief Executive Officer since January 2007; President since January 2001; Chief Operating Officer since June 1993	1993

Shannon L. Greene, 42	Chief Financial Officer since May 2000	2000

Robin L. Morgan, 57	Vice President of Administration since June 1993	1993

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

Shannon L. Greene has served as our Chief Financial Officer and Treasurer since May 2000.  She was appointed to serve on the Board of Directors in January 2001.  Ms. Greene is also our Chief Accounting Officer.  From September 1997 to May 2000, Ms. Greene served as our Controller and Assistant Controller.  Ms. Greene also is a member of our Employees’ Stock Ownership Plan (ESOP) Committee and is a certified public accountant.  Her professional affiliations include the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and its Fort Worth chapter, the Fort Worth Association for Financial Professionals, the National Investor Relations Institute, and the Financial Executives International.  She also sits on the Board of Directors of the U.S. Chamber of Commerce.

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

ITEM 1A.   RISK FACTORS

You should carefully consider the following risk factors together with all of the other information included in this annual report, including the financial statements and related notes, when deciding to invest in us.  You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report could have a material adverse effect on our business, financial position, results of operations and cash flows.  Some, but not all, of the important risks which could cause actual results to differ materially from those suggested by forward-looking statements made by us include the following:

•
We might fail to realize the anticipated benefits of the opening of Tandy Leather retail stores or we might be unable to obtain sufficient new locations on acceptable terms to meet our growth plans.  Further, we might fail to hire and train competent managers to oversee the stores opened.

•
 Continued weakness in the economy in the United States, as well as abroad, may cause our sales to decrease or not to increase or adversely affect the prices charged for our products.  Also, hostilities, terrorism or other events could worsen this condition.

•	Negative trends in general consumer-spending levels, including the impact of the availability and level of consumer debt and levels of consumer confidence could adversely affect our sales.

•	Political considerations here and abroad could disrupt our sources of supplies from abroad or affect the prices we pay for goods.

•	Continued involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect our inventory sources.

•	As a result of the on-going threat of terrorist attacks on the United States, consumer buying habits could change and decrease our sales.

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

Our Fort Worth location, which includes the Fort Worth Leather Factory store, our central warehouse and manufacturing facility, the sales, advertising, administrative, and executive offices, and the administrative offices of Roberts, Cushman, consists of 115,000 square feet and leases for $427,000 per year.  The lease expires in March 2008. In April 2008, we plan to relocate our corporate offices and central support units (warehouse, factory, sales, advertising and administrative departments) to a new facility – a 191,000 square foot building that we purchased in July 2007.

We also lease a 6,600 square-foot building located in the United Kingdom for approximate $75,000 per year.  This location houses our new combination wholesale/retail leathercraft store that opened in February 2008.  This lease will expire in January 2013.

The following table summarizes the locations of our leased premises on a state and province basis as of December 31, 2007:

State	Wholesale Leathercraft	Retail Leathercraft	Other
Alabama	-	1	-
Alaska	-	1	-
Arizona	2	2	-
Arkansas	-	1	-
California	3	7	-
Colorado	1	3	-
Connecticut	-	1	-
Florida	1	3	-
Georgia	-	1	-
Idaho	-	1	-
Illinois	1	1	-
Indiana	-	2	-
Iowa	1	-	-
Kansas	1	-	-
Kentucky	-	1	-
Louisiana	1	-	-
Maryland	-	1	-
Massachusetts	-	1	-
Michigan	1	1	-
Minnesota	-	2	-
Missouri	1	2	-
Montana	1	-	-
Nebraska	-	1	-
Nevada	-	2	-
New Mexico	1	2	-
New York	-	1	-
North Carolina	-	2	-
Ohio	1	2	-
Oklahoma	1	2	-
Oregon	1	-	-
Pennsylvania	1	2	-
South Carolina	-	1	-
South Dakota	-	1	-
Tennessee	1	3	-
Texas	5	9	1
Utah	1	2	-
Virginia	-	1	-
Washington	1	2	-
Wisconsin	-	1	-

Canadian locations:
Alberta	1	1	-
British Columbia	-	1	-
Manitoba	1	-	-
Nova Scotia	-	1	-
Ontario	1	2	-
Quebec	-	1	-

ITEM 3.   LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business but are not currently a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the American Stock Exchange using the symbol TLF.  The high and low prices for each calendar quarter during the last two fiscal years are as follows:

2007	High	Low	2006	High	Low
4th quarter	$7.15	$2.70	4th quarter	$8.30	$6.30
3rd quarter	$7.55	$5.80	3rd quarter	$6.90	$5.75
2nd quarter	$7.50	$6.85	2nd quarter	$8.30	$6.40
1st quarter	$8.25	$6.81	1st quarter	$7.40	$5.79

There were approximately 497 stockholders of record on March 7, 2008.

We have never declared or paid any cash dividends on the shares of our common stock.   Our Board of Directors has historically followed a policy of reinvesting our earnings in the expansion of our business.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2007 that were not registered under the Securities Act.

We have not repurchased any shares of our equity securities during the fourth quarter of our fiscal year ended December 31, 2007.

Stockholder Return Performance Graph

The line graph below compares the yearly percentage change in our cumulative five-year total stockholder return on our common stock with the Standard & Poor’s SmallCap 600 Index and the S&P Specialty Stores Index.  The graph assumes that $100 was invested on December 31, 2002 in our common stock, the Standard & Poor’s SmallCap 600 Index, and the S&P Specialty Stores Index, and that all dividends were reinvested.  The returns shown on the graph are not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
Tandy Leather Factory, Inc.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Tandy Leather Factory, Inc.
S&P Smallcap 600
S&P Specialty Stores

Company Name / Index	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
TANDY LEATHER FACTORY	100	143.20	105.03	202.66	238.76	96.75
S&P SMALLCAP 600 INDEX	100	138.79	170.22	18330	211.01	210.38
S&P SPECIALTY STORES	100	134.66	141.66	167.31	203.39	149.29

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

Income Statement Data, Years ended December 31,	2007	2006	2005	2004	2003
Net sales	$55,317,002	$55,199,021	$50,719,574	$46,146,284	$41,712,191
Cost of sales	23,644,599	23,566,251	21,964,530	20,706,239	19,020,292
Gross profit	31,672,403	31,632,770	28,755,044	25,440,045	22,691,899
Operating expenses	27,161,402	24,565,056	23,181,633	21,181,599	18,594,240
Operating income	4,511,001	7,067,714	5,573,411	4,258,446	4,097,659
Operating income per share - basic	$0.41	$0.65	$0.52	$0.40	$0.40
Operating income per shares - diluted	$0.40	$0.64	$0.51	$0.39	$0.38
Other (income) expense	(316,831)	(98,391)	(134,502)	44,800	125,169
Income (loss) before income taxes	4,827,832	7,166,105	5,707,913	4,213,646	3,972,490
Income tax provision (benefit)	1,739,701	2,389,039	1,994,199	1,559,605	1,232,116
Net income (loss)	$3,088,131	$4,777,066	$3,713,714	$2,654,041	$2,740,374

Earnings (loss) per share	$0.28	$0.44	$0.35	$0.25	$0.27

Earnings (loss) per share- assuming dilution	$0.28	$0.43	$0.34	$0.24	$0.25

Weighted average common shares outstanding for:
Basic EPS	10,951,481	10,643,004	10,643,004	10,543,994	10,323,549
Diluted EPS	11,157,775	10,976,240	10,976,240	10,957,518	10,861,305

Balance Sheet Data, as of December 31,	2007	2006	2005	2004	2003
Cash and cash equivalents	$6,810,396	$6,739,981	$3,215,727	$2,560,202	$1,728,344
Total assets	37,651,506	31,916,635	25,680,473	22,167,163	19,058,406
Capital lease obligation, including current portion	-	111,723	245,789	379,857	1,134
Long-term debt, including current portion	4,050,000	-	-	505,154	1,792,984
Total Stockholders’ Equity	$29,815,504	$26,323,243	$21,257,857	$17,310,233	$14,509,493

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

This discussion should be read in conjunction with our financial statements as of December 31, 2007 and 2006 and the two years then ended and the notes accompanying those financial statements.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

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

We operate in three segments.  First, Wholesale Leathercraft, consisting of our Leather Factory stores and our national account group, is the largest source of revenues ($29.6 million in 2007).  This division has generally offered steady but modest increases in sales.  Sales in 2007 declined 4.9%.  The wholesale stores’ sales declined 2% compared to 2006 and national account sales were down 13%.  Much of the sales decline at the stores is attributed to an overall weakness in consumer spending, which results in less purchases by small businesses.  The decline in national account sales is related to weaker consumer spending as well as the expected decline in sales to one customer who intends to stop purchasing from us in the first quarter of 2008.

Since acquiring its assets in 2000, we have focused on re-establishing Tandy Leather as the operator of retail leathercraft stores.  These retail stores comprise our second segment, Retail Leathercraft.  Because of growth here, this segment has experienced the greatest increases in sales ($24.6 million in 2007, up from $22.5 million in 2006).  Our business plan calls for opening an average of 12 stores annually as we work toward a goal of 100+ stores from 72 stores at the end of 2007.  We plan to open 4 new stores in 2008 in the last half of the year.

We refer to our third segment as “Other”.  It consists of Roberts, Cushman, a supplier of trimmings for headwear.  Its operations are not material to us.

On a consolidated basis, a key indicator of costs, gross margin as a percent of total net sales, increased in 2006 and held steady in 2007.  Operating expenses as a percent of total net sales in 2007 increased 4.6% from 2006.  Operating expenses were down 1.2% as a percentage of total net sales in 2006 when compared with 2005.  The increase in operating expenses in 2007 was due to our delayed response to cut expenses on weaker than expected sales, particularly in the second and third quarters.

We reported consolidated net income for 2007 of $3.1 million.  Consolidated net income for 2006 and 2005 was $4.8 million and $3.7 million, respectively.  We have used our cash flow to fund our operations, to fund the opening of new Tandy Leather stores, to purchase necessary property equipment and make acquisitions of small competitors in the retail and wholesale market.  In 2007, we incurred $4.0 million in bank debt to purchase a 191,000 square foot building to house our corporate headquarters and central support units.  We expect to move those departments at the end of the first quarter of 2008.  At the end of 2007, our stockholders’ equity had increased to $29.8 million from $26.3 million the previous year.

Comparing the December 31, 2007 balance sheet with the prior year’s, we increased our investments in inventory slightly ($17.5 million from $17.2 million) while total cash increased minimally to $6.8 million from $6.7 million.  In addition to cash on hand, we have a $5.5 million bank line of credit, of which $4.0 was drawn on December 31, 2007.  The line of credit can be drawn upon only to fund capital improvements in the building we purchased.  Given the amount of cash on hand, we plan to pay for the improvements with our cash rather than draw further on the line of credit.

Net Sales

Net sales for the three years ended December 31, 2007 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	Other	Total Company	Total Company Incr from Prior Year
2007	$29,555,978	$24,663,750	$1,097,274	$55,317,002	0.2%
2006	$31,068,188	$22,520,461	$1,610,372	$55,199,021	8.8%
2005	$31,046,268	$18,023,214	$1,650,092	$50,719,574	9.9%

Our net sales grew by 0.2% in 2007 when compared with 2006 and 8.8% in 2006 when compared with 2005.  These annual increases resulted primarily from our Retail Leathercraft expansion program, although sales did not grow as fast in 2007 compared to 2006 and 2005 due to an overall slowdown in consumer spending.

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

For 2007, our cost of sales held steady as a percentage of total net sales when compared to 2006, resulting in the same consolidated gross margin of 57.3% in 2007 and 2006.  Our total cost of sales as a percentage of our total net sales decreased for 2006 when compared to 2005 resulting in an overall increase in consolidated gross margin of 0.6% from 56.7% for 2005 to 57.3% in 2006.  Increases in gross margin are primarily due to increased retail sales from year to year.

Our gross margins for the three years ended December 31, 2007 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	Other	Total Company
2007	55.7%	59.7%	44.8%	57.3%
2006	56.1%	60.8%	32.1%	57.3%
2005	55.2%	61.8%	27.9%	56.7%

Our operating expenses increased 4.6% as a percentage of total net sales to 49.1% in 2007 when compared with 44.5% in 2006 which indicates that our operating expenses grew faster than our sales.  Significant expense fluctuations in 2007 compared to 2006 are as follows:

Expense	2007 amount	Incr (decr) over 2006
Employee compensation & benefits	$14.1 million	$800,000
Rent & utilities	3.8 million	300,000
Depreciation	600,000	200,000
Advertising	4.0 million	400,000
Legal & professional fees	650,000	350,000
Outside services	500,000	400,000

Our operating expenses decreased 1.2% as a percentage of total net sales to 44.5% in 2006 when compared with 45.7% in 2005.  Significant expense fluctuations in 2006 compared to 2005 are as follows:

Expense	2006 amount	Incr (decr) over 2005
Employee compensation & benefits	$13.3 million	$1.1 million
Rent & utilities	3.5 million	300,000
Supplies	800,000	200,000
Contributions	-	(200,000)
Legal & professional fees	300,000	(100,000)

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations and discounts taken or given.  However, in 2007, we had other income (net) of $317,000 compared to other income (net) of $98,000 in 2006.  We received rental income of $150,000 from our new building as we leased the building to the sellers for 90 days after purchase.  We also received $100,000 as a signing bonus on an oil and gas lease we signed related to a portion of the land we purchased.  We earned $140,000 in interest income on our cash and paid $125,000 in interest expense on our bank debt.  We had a currency exchange gain of $9,000 in 2007 compared to $52,000 in 2006.

In 2006, we had other income (net) of $98,000 compared to a other income (net) of $135,000 in 2005, attributable to currency exchange gain of $52,000 in 2006 compared to $72,000 in 2005, and net discounts given in 2006 of $16,000 compared to net discounts taken in 2005 of $11,000.

Net Income

During 2007, we earned net income of $3.1 million, a 35% decline over our net income of $4.8 million earned during 2006.  The decline in net income was the result of the increase in operating expenses at a higher rate than that of our sales, partially offset by the reduction in income tax expense.

During 2006, we earned net income of $4.8 million, a 29% improvement over our net income of $3.7 million earned during 2005.  As a result of the increase in our overall gross margin and an improvement in operating efficiency, our profits in 2006 grew at a rate faster than sales.

Wholesale Leathercraft

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2007	(3.7)%	$2,826,710	(41.3)%	9.6%
2006	(0.1)%	$4,814,240	29.4%	15.5%
2005	1.4%	$3,721,891	23.5%	12.0%

Wholesale Leathercraft, consisting of our 30 wholesale stores and our national account group, accounted for 53.4% of our consolidated net sales in 2007, which compares to 56.2% in 2006 and 61.2% in 2005.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft and we expect this trend to continue.

Sales in the stores decreased 2% in 2007 compared to sales in 2006 while the sales decline in our national account group was 13%.  By customer group, we achieved gains to our wholesale and small manufacturing customers while our sales to our retail and national account customers declined.  Our sales mix by customer group was as follows:

Customer Group	2007	2006	2005
Retail	23%	25%	23%
Institution	8%	7%	7%
Wholesale	42%	39%	45%
National Accounts	15%	19%	16%
Manufacturers	12%	10%	9%
	100%	100%	100%

The 2007 increase in operating income as a percentage of divisional sales resulted from as decrease of 0.6% in gross margin (as a percentage of sales) compared with 2006, and an increase of 6.6% in operating expenses as a percent of sales.  Significant operating expense increases occurred in employee compensation and benefits ($500,000), depreciation expense ($200,000), legal and professional fees ($300,000), and advertising costs ($200,000).  These increases were partially offset by decreases in various insurance expenses ($100,000) and general supplies ($75,000).

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

Retail Leathercraft

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2007	9.5%	$1,544,320	(33.2)%	6.3%
2006	25.0%	$2,310,073	30.7%	10.3%
2005	33.4%	$1,766,960	45.9%	9.8%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 44.6% of our total net sales in 2007, up from 40.8% in 2006 and 35.5% in 2005.

Growth in net sales for Retail Leathercraft division in 2007 and 2006 resulted primarily from our expansion program.  Expansion during 2007 and 2006 consisted of the opening of 10 and 12 new stores, respectively.

Our sales mix by customer group was as follows:

Customer Group	2007	2006	2005
Retail	63%	65%	62%
Institution	8%	8%	11%
Wholesale	27%	26%	26%
National Accounts	0%	0%	0%
Manufacturers	2%	1%	1%
	100%	100%	100%

Operating income as a percentage of sales decreased to 6.3% for 2007 compared to 10.3% for 2006.  Gross margin fell to 59.7% in 2007 from 60.8% in 2006.  Operating expenses as a percent of sales in 2007 decreased by 3.0%, from 50.5% for 2006 to 53.5% for 2007 as operating expenses grew at a faster pace than that of sales and gross margin.

Operating income as a percentage of sales increased to 9.8% for 2005 compared to 8.9% for 2004.  Gross margin remained steady at 61.8% in 2004 and 2005.  Operating expenses as a percent of sales in 2005 decreased by 0.8%, from 52.8% for 2004 to 52.0% for 2005.

We intend to continue the expansion of Tandy Leather’s retail store chain in 2008 by opening approximately 4 new stores in the last half of the year.  We remain committed to a conservative expansion plan for this division that minimizes risks to our profits and maintains financial stability.  In the current economic environment in the U.S., it is possible that we will change our plans for store openings in 2008 if we determine that the U.S. retail sector can not support additional store openings at that time.

Other

Roberts, Cushman accounted for 2.0% of our total sales in 2007 compared with 2.9% and 3.3% in 2006 and 2005, respectively.  Operating income was $140,000 in 2007 compared to an operating loss of $57,000 in 2006 and operating income of $84,000 in 2005.  Roberts, Cushman's sales and profits are immaterial to us as a whole.

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

At December 31, 2007, we held $6.8 million of cash, $17.5 million of inventory, accounts receivable of $2.5 million, and $7.0 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were $990,000 and $384,000, respectively.  Net total assets were $37.6 million.  Current liabilities were $3.8 million (including $135,000 of current maturities of long-term debt), while long-term debt was $3.9 million.  Total stockholders’ equity at the end of 2007 was $29.8 million.

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2007	2006	2005
Solvency Ratios:
Quick Ratio	Cash+Accts Rec/Total Current Liabilities	2.48	1.74	1.31
Current Ratio	Total Current Assets/Total Current Liabilities	7.47	5.19	5.30
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.13	0.20	0.19
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.22	0.31	0.26
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.26	0.21	0.21
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.23	0.07	0.08

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	63.42	53.43	44.17
Inventory Turnover	Sales/Average Inventory	3.19	3.36	3.57
Assets to Sales	Total Assets/Sales	0.68	0.58	0.51
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.27	2.45	2.38
Accounts Payable to Sales	Accounts Payable/Sales	0.03	0.03	0.02

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.06	0.09	0.07
Return on Assets	Net Profit After Taxes/Total Assets	0.08	0.15	0.14
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.10	0.18	0.18

Capital Resources and Liquidity

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase and remodel of real estate consisting of a 195,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Proceeds in the amount of $4,050,000 were used to fund the initial purchase of the property. The remaining credit line available can be used to remodel portions of the building. We expect to move our corporate headquarters, central warehouse and other support units into the building at the end of the first quarter of 2008.

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

At this time, we do not intend to borrow the remaining availability on the line of credit to fund the cost of the remodel project.  As a result, the current principal balance of $4.05 million will roll into a ten-year term note on April 30, 2008 and we will begin making monthly debt service payments in May 2008.

Reflecting the borrowing and reduction of bank indebtedness during the periods, our financing activities for 2007, 2006 and 2005 provided (required) net cash of $4.0 million, $69,000, and ($447,000), respectively.

The primary source of liquidity and capital resources during 2007 was cash flow provided by operating activities.  Cash flow from operations for 2007 and 2006 was $2.5 million and $3.9 million, respectively, the largest portion generated from net income partially offset by the increase in inventory (in 2006) or the decreased of accrued expenses (in 2007).  Cash flow from operations in 2005 was $1.5 million.

Consolidated accounts receivable decreased slightly to $2.5 million at December 31, 2007 compared to $2.6 million at December 31, 2006.  Average days to collect accounts slowed from 53.4 days in 2006 to 63.4 days in 2007 on a consolidated basis.  We have experienced a gradual slowdown in the collections of customer accounts throughout 2007 due to the overall tightening of available cash on the part of our customers.  We have tightened our credit policy and are aggressively monitoring our customer accounts to ensure collectibility.  We believe the trend in our collections is the result of the overall slowdown in the U.S. economy.  Many of our customers with open accounts are very small businesses and they tend to feel the effects of an economic slowdown more severely than larger businesses.

Inventory increased from $17.2 million at the end of 2006 to $17.5 million at December 31, 2007.  We expect our inventory to slowly trend upward as we continue our expansion of the Tandy Leather store chain.  In 2008, we expect minimal increases in our inventory due to the expected weaknesses in our sales and the limited number of retail stores we plan to open.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected store growth and expansion.  While we believe our investment in inventory at the end of 2007 was at a reasonable level given our expansion plans, it was approximately 7% above our internal targets of optimum inventory levels.

Consolidated inventory turned 3.19 times during 2007, a slight slow down from the 3.36 times turned in 2006.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2007	2006	2005
Wholesale Leathercraft	2.37	2.40	2.68
Retail Leathercraft	5.87	6.99	8.23
Roberts, Cushman	25.88	7.15	3.75

Wholesale Leathercraft stores only	6.87	7.48	7.73

Retail Leathercraft inventory turns are significantly higher than that of Wholesale Leathercraft because its inventory consists only of the inventory at the stores.  The retail stores have no warehouse (backstock) inventory to include in the turnover computation as the stores get their product from the central warehouse.  Wholesale Leathercraft’s turns are expected to be slower because the central warehouse inventory is part of this division and its inventory is held as the backstock for all of the stores.

Accounts payable decreased to $1.5 million at the end of 2007 compared to $1.8 million at the end of 2006 due primarily to the reduction in inventory purchases in the last half of the year.

As discussed above, the largest use of operating cash in 2007 was in the reduction of accounts payable and accrued expenses.  Capital expenditures totaled $5.8 million and $471,000 for the years ended December 31, 2007 and 2006, respectively.  The substantial increase in capital expenditures in 2007 is due to the purchase of the land and building which will house our corporate offices and central support departments.  In 2007, capital expenditures consisted of real estate ($4.5 million), factory machines and dies ($110,000); fixtures and equipment for the new Tandy Leather retail stores ($105,000), various store fixtures and computer equipment at existing stores ($85,000), computer system upgrade for advertising department ($100,000), computer equipment for future stores ($125,000); and miscellaneous computer and other office equipment ($250,000).  Although we intend to continue opening or acquiring new Tandy Leather retail stores and therefore expenditures related to this expansion should continue into 2008, we do expect our 2008 capital expenditures to be substantially less than that of 2007 due to the significant one-time expenditures in 2007 (purchase of real estate, advertising department system, etc.)  However, we expect to spend $2.5 million on the remodel and retrofit of the building in 2008 so our capital expenditures are not expected to return to historical levels until after 2008.

We believe that cash flow from operations will be adequate to fund our operations in 2008, while also funding our limited expansion plans.  At this time, we know of no trends or demands, commitments events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet the contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new retail store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2007, 2006 and 2005, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2007 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 -5 Years	After 5 Years
Long-Term Debt(1)	$4,050,000	$135,000	$607,500	$405,000	$2,902,500
Capital Lease Obligations	--	--	--	--	--
Operating Leases(2)	7,270,523	2,356,218	4,350,712	$563,594	--
Total Contractual Obligations	$11,320,523	$2,491,218	$4,958,212	$968,594	$2,902,500
____________________
(1)  Our loan from JPMorgan Chase matures in May 2018.
(2)  These are our leased facilities.

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

Goodwill.  We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carry value.  As of December 31, 2007, we determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  If actual results of these stores differ significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

Forward-Looking Statements

Certain statements contained in this annual report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements including the risk factors described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.  We do not intend to update forward-looking statements.

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure is related to our subsidiary in Canada.  The Leather Factory of Canada, Ltd. has local currency (Canadian dollar) revenue and local currency operating expenses.  Beginning in 2008, we will also have foreign currency exposure related to our subsidiary in the United Kingdom. Tandy Leather Factory UK Limited has local currency (British pounds) revenue and local currency operating expenses.  Changes in the currency exchange rates impact the U.S. dollar amount of revenue and expenses.  See Note 13 to the Consolidated Financial Statements, Segment Information, for financial information concerning our foreign activities.

Interest Rate Risk

We are subject to market risk associated with interest rate movements on certain outstanding debt.  However, our current credit agreement with JPMorgan Chase includes a fixed interest rate.  Therefore, changes in the prime rate do not impact us in this area.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$6,810,396	$6,739,891
Accounts receivable-trade, net of allowance for doubtful accounts
of $104,000 and $149,000 in 2007 and 2006, respectively	2,538,816	2,599,279
Inventory	17,473,352	17,169,358
Deferred income taxes	256,938	266,018
Other current assets	1,102,836	1,089,258
Total current assets	28,182,338	27,863,804

PROPERTY AND EQUIPMENT, at cost	11,793,317	6,865,946
Less accumulated depreciation and amortization	(4,794,505)	(4,989,341)
	6,998,812	1,876,605

GOODWILL	990,536	746,139
OTHER INTANGIBLES, net of accumulated amortization of
$313,000 and $262,000 in 2007 and 2006, respectively	384,134	360,676
OTHER assets	1,095,686	1,069,411
	$37,651,506	$31,916,635

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,497,564	$1,776,646
Accrued expenses and other liabilities	2,072,640	3,424,010
Income taxes payable	67,150	59,392
Current maturities of capital lease obligation	-	111,723
Current maturities of long-term debt	135,000	-
Total current liabilities	3,772,354	5,371,771

DEFERRED INCOME TAXES	148,648	221,621

CAPITAL LEASE OBLIGATION, net of current maturities	-	-
LONG-TERM DEBT, net of current maturities	3,915,000	-
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding		-
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 10,982,951 and 10,885,068 shares issued at 2007 and 2006,
10,977,092 and 10,879,209 outstanding at 2007 and 2006, respectively	26,359	26,124
Paid-in capital	5,419,477	5,292,591
Retained earnings	24,037,672	20,949,540
Treasury stock (5,859 shares at cost)	(25,487)	(25,487)
Accumulated other comprehensive income	357,483	80,475
Total stockholders' equity	29,815,504	26,323,243
	$37,651,506	$31,916,635

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

NET SALES	$55,317,002	$55,199,021	$50,719,574
COST OF SALES	23,644,599	23,566,251	21,964,530
Gross Profit	31,672,403	31,632,770	28,755,044

OPERATING EXPENSES	27,161,402	24,565,056	23,181,633
INCOME FROM OPERATIONS	4,511,001	7,067,714	5,573,411

OTHER (INCOME) EXPENSE:
Interest expense	122,209	-	3,188
Other, net	(439,040)	(98,391)	(137,690)
Total other (income) expense	(316,831)	(98,391)	(134,502)

INCOME BEFORE INCOME TAXES	4,827,832	7,166,105	5,707,913

PROVISION FOR INCOME TAXES	1,739,701	2,389,039	1,994,199

NET INCOME	$3,088,131	$4,777,066	$3,713,714

NET INCOME PER COMMON SHARE – BASIC	$0.28	$0.44	$0.35

NET INCOME PER COMMON SHARE – DILUTED	$0.28	$0.43	$0.34

Weighted Average Number of Shares Outstanding:
Basic	10,951,481	10,807,316	10,643,004
Diluted	11,157,775	11,113,855	10,976,240

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,088,131	$4,777,066	$3,713,714
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	634,291	392,915	456,706
Loss (Gain) on disposal of assets	50,114	(3,750)	(9,145)
Non-cash stock-based compensation	19,340	101,080	-
Deferred income taxes	(63,893)	23,222	(181,317)
Other	241,182	(15,696)	38,276
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade, net	119,293	(420,431)	(146,559)
Inventory	156,052	(1,500,176)	(2,919,473)
Income taxes	7,758	(140,189)	176,817
Other current assets	(27,946)	(731,200)	271,664
Accounts payable-trade	(327,726)	556,226	(733,726)
Accrued expenses and other liabilities	(1,351,369)	873,437	868,570
Total adjustments	(542,904)	(864,562)	(2,178,187)
Net cash provided by operating activities	2,545,227	3,912,504	1,535,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,705,367)	(471,753)	(272,826)
Payments in connection with businesses acquired	(771,417)	-	-
Proceeds from sale of assets	32,281	3,750	9,145
Decrease (increase) in other assets	(26,276)	10,320	(168,981)
Net cash used in investing activities	(2,470,779)	(457,683)	(432,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans	-	-	(505,154)
Payments on capital lease obligations	(111,723)	(134,067)	(134,067)
Proceeds from issuance of common stock and warrants	107,780	203,410	191,881
Net cash provided by (used in) financing activities	(3,943)	69,343	(447,340)

NET INCREASE IN CASH	70,505	3,524,164	655,525

CASH, beginning of period	6,739,891	3,215,727	2,560,202

CASH, end of period	$6,810,396	$6,739,891	$3,215,727

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$122,209	-	$3,188
Income tax paid during the period, net of (refunds)	1,830,688	$2,282,113	1,954,364

NON-CASH INVESTING ACTIVITIES:
Land and building acquired with long term debt	$4,050,000	-	-

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2004	10,554,802	$25,345	$4,796,999	$(25,487)	$12,458,760	$54,616	$17,310,233
Shares issued - stock options and warrants exercised	181,174	435	191,446	-	-	-	191,881
Net income	-	-	-	-	3,713,714	-	3,713,714	$3,713,714
Translation adjustment	-	-	-	-	-	42,029	42,029	42,029
BALANCE, December 31, 2005	10,735,976	$25,780	$4,988,445	$(25,487)	$16,172,474	$96,645	$21,257,857

Comprehensive income for the year ended December 31, 2005								$3,755,743
Shares issued - stock options and warrants exercised	143,233	344	203,066	-	-	-	203,410
Stock-based compensation	-	-	101,080	-	-	-	101,080
Net income	-	-	-	-	4,777,066	-	4,777,066	$4,777,066
Translation adjustment	-	-	-	-	-	(16,170)	(16,170)	(16,170)
BALANCE, December 31, 2006	10,879,209	$26,124	$5,292,591	$(25,487)	$20,949,540	$80,475	$26,323,243

Comprehensive income for the year ended December 31, 2006								$4,760,896
Shares issued - stock options and warrants exercised	97,883	235	107,545	-	-	-	107,780
Stock-based compensation	-	-	19,341	-	-	-	19,341
Net income	-	-	-	-	3,088,131	-	3,088,131	$3,088,131
Translation adjustment	-	-	-	-	-	277,009	277,009	277,009
BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,671	$357,484	$29,815,504

Comprehensive income for the year ended December 31, 2007								$3,365,140

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2007, 2006 and 2005

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

Our consolidated financial statements include the accounts of Tandy Leather Factory, Inc. and its wholly owned subsidiaries, The Leather Factory, L.P. (a Texas limited partnership) and its corporate partners, Tandy Leather Company, L.P. (a Texas limited partnership) and its corporate partners, Mid-Continent Leather Sales, Inc. (an Oklahoma corporation), Roberts, Cushman & Company, Inc. (a Texas corporation), and The Leather Factory of Canada, Ltd. (a Canadian corporation).  All intercompany accounts and transactions have been eliminated in consolidation.

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

BASIC	2007	2006	2005
Net income (loss)	$3,088,131	$4,777,066	$3,713,714

Weighted average common shares outstanding	10,951,481	10,807,316	10,643,004

Earnings per share – basic	$0.28	$0.44	$0.35

DILUTED
Net income (loss)	$3,088,131	$4,777,066	$3,713,714

Weighted average common shares outstanding	10,951,481	10,807,316	10,643,004
Effect of assumed exercise of stock options and warrants	206,294	306,539	333,236
Weighted average common shares outstanding, assuming dilution	11,157,775	11,113,855	10,976,240

Earnings per share - diluted	$0.28	$0.43	$0.34

Outstanding options and warrants excluded as anti-dilutive	11,500	-	-

For additional disclosures regarding the employee stock options and the warrants, see Note 11. The net effect of converting stock options and warrants to purchase 275,200 and 446,500 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2007 and 2006, respectively.

•	Goodwill and other intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We periodically analyze goodwill remaining on the balance sheet to determine the appropriateness of its carrying value and have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2007, we determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  Our reporting units are generally the same as the operating segments identified in Note 13 – Segment Information.

A summary of changes in our goodwill for the years ended December 31, 2007 and 2006 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2005	$363,205	$383,406	$746,611
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(472)	-	(472)
Impairments	-	-	-
Balance, December 31, 2006	$362,733	$383,406	$746,139
Acquisitions and adjustments	225,000	-	225,000
Foreign exchange gain/loss	19,397	-	19,397
Impairments	-	-	-
Balance, December 31, 2007	607,130	$383,406	990,536

As of December 31, 2007 and 2006, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2007
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$283,485	$260,884
Non-Compete Agreements	153,000	29,750	123,250
	$697,369	$313,235	$384,134

	As of December 31, 2006
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$247,193	$297,176
Non-Compete Agreements	78,000	14,500	63,500
	$622,369	$261,693	$360,676

Excluding goodwill, we have no intangible assets not subject to amortization under SFAS 142.  Amortization of intangible assets of $51,542 in 2007, $38,291 in 2006, and $38,791 in 2005 was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

	Leather Factory	Tandy Leather	Total
2008	$20,954	$30,337	$51,291
2009	20,954	30,337	51,291
2010	20,954	30,337	51,291
2011	20,027	30,337	50,364
2012	1,250	30,337	31,587

During 2007, we entered into a five year non--compete agreement in connection with our acquisition of Mid-Continent Leather Sales, Inc.  We paid the former owner of Mid-Continent Leather $75,000 in exchange for the agreement.

•	Fair value of financial Instruments

The principal financial instruments held consist of accounts receivable, accounts payable, notes payable and long-term debt.  The carrying value of accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts.  The carrying amount of notes payable and long-term debt approximates fair value based on the maturities and collateral requirements currently available for similar financial instruments.

•	Deferred taxes

Deferred income taxes result from temporary differences in the basis of our assets and liabilities reported for book and tax purposes.

•	Stock-based compensation – Change in Accounting Principle

We have one stock option plan which provides for  stock option grants to non-employee directors.  No options have been awarded as of December 31, 2007.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  See Note 11 for additional details regarding our stock option plans.

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

We recognized share based compensation expense of approximately $19,000 and $101,000 for the years ended December 31, 2007 and 2006, respectively, as a component of operating expenses.  Had compensation expense for our stock option plans been based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, our pro forma net earnings, basic and diluted earnings per common share for the year ended December 31, 2005 would have been as follows:

2005
Net income, as reported	$3,713,714
Add: Stock-based compensation expense included in reported net income	-
Deduct: Stock-based compensation expense determined under fair value method	122,934
Net income, pro forma	$3,590,780

Net income per share:
Basic - as reported	$0.35
Basic - pro forma	$0.34

Diluted - as reported	$0.34
Diluted - pro forma	$0.33

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model (BSM) with the following weighted-average assumptions:

2005
Volatility	36.6%
Expected option life	3-5
Interest rate (risk free)	4.25%
Dividends	None

The effect on the 2005 pro forma net income and earnings per share of the estimated fair value of stock options and shares are not necessarily representative of the effects on the results of operations in the future.  In addition, the estimates made utilize a pricing model developed for traded options with relatively short lives; our option grants typically have a life of up to ten years and are not transferable.  Therefore, the actual fair value of a stock option grant may be different from our estimates.  We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

During the year ended December 31, 2007, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	$2.05	296,200
Granted	-	-
Cancelled	-	-
Exercised	1.81	(59,500)
Outstanding, December 31, 2007	$2.11	236,700	4.23	$270,780
Exercisable, December 31, 2007	$1.97	220,770	4.11	$237,740

Other information pertaining to option activity during the twelve month periods ended December 31, 2007 and 2006 are as follows:

	2007	2006
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	$30,500	$89,915
Total intrinsic value of stock options exercised	$62,280	$90,780

As of December 31, 2007, there was $33,000 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 3 years.

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

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $1,641,000, $1,611,000 and $1,504,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $218,000 and $238,000 at December 31, 2007 and 2006, respectively.  Total advertising expense was $3,440,762 in 2007; $3,087,943 in 2006; and $3,074,991 in 2005.

We agree to list the names and addresses of our Authorized Sales Centers (ASCs) in certain mailing pieces produced.  The inclusion of these names and addresses are at our sole discretion.  The production and distribution of direct mailings is the primary method of advertising we use and normally consists of 95 to 100 unique mailing pieces annually.  Generally, the ASCs are listed in six to eight of those pieces.  We believe that the inclusion of these ASC locations in the flyers has no impact on our financial statements.

•	Cash flows presentation

For purposes of the statement of cash flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

Recently Issued Acocunting Standard – FIN 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company does not have any material uncertain income tax positions therefore the adoption of FIN 48 had no effect on its consolidated financial position or results of operations. If any material uncertain tax positions did arise, the Companies policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

3.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Accounts are written off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was $104,634 and $149,172, respectively, at December 31, 2007 and 2006.  The following is a roll forward of the allowance for doubtful accounts:

Year ended:	Balance at beginning of year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
December 31, 2007	$149,172	86,590	3,192	(134,320)	$104,634
December 31, 2006	$137,587	85,439	241	(74,095)	$149,172
December 31, 2005	$ 85,133	87,873	527	(35,946)	$137,587

•	Sales returns and defective merchandise

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

4.  BALANCE SHEET COMPONENTS

	December 31, 2007	December 31, 2006
INVENTORY
On hand:
Finished goods held for sale	$16,482,845	$14,774,445
Raw materials and work in process	633,188	628,539
Inventory in transit	357,319	1,766,374
TOTAL	$17,473,352	$17,169,358

PROPERTY AND EQUIPMENT
Leasehold improvements	$1,163,947	$1,199,900
Equipment	4,431,432	4,449,949
Furniture and fixtures	1,238,731	1,149,875
Building	3,060,194	-
Land	1,451,132	-
Vehicles	69,713	66,222
Construction in progress	378,168	-
	11,793,317	6,865,946
Less: accumulated depreciation	(4,794,505)	(4,989,341)
TOTAL	$6,998,812	$1,876,605

OTHER CURRENT ASSETS
Accounts receivable – employees	$38,972	$16,247
Accounts receivable – other	265,400	390,937
Prepaid expenses	588,004	598,094
Payments for merchandise not received	210,460	83,980
TOTAL	$1,102,836	$1,089,258

OTHER ASSETS
Security deposits - utilities, locations, etc.	$74,057	$70,771
Leather art collection	252,000	252,000
Long-term portion of note receivable	109,157	-
Computer software not implemented yet	660,472	746,640
TOTAL	$1,095,686	$1,069,411

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$760,113	$950,056
Accrued payroll	220,555	274,514
Deferred revenue	421,908	-
Sales and payroll taxes payable	177,786	231,076
Inventory in transit	357,318	1,766,374
Other	134,960	201,990
TOTAL	$2,072,640	$3,424,010

Depreciation expense was $577,405, $348,797, and $417,914 for the years ended December 31, 2007, 2006 and 2005, respectively.

5.  NOTES PAYABLE AND LONG-TERM DEBT

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 191,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Under the terms of the Line of Credit Note, we may borrow from time to time until April 30, 2008, up to the lesser of $5,500,000 or 90% of the cost of the property.  We will make only monthly interest payments until April 30, 2008, at which time the principal balance will be rolled into a 10-year term note.  Amounts drawn under the Credit Agreement accrue interest at a rate of 7.10% per annum.

Proceeds in the amount of $4,050,000 were used to fund the purchase of the property from Standard Motor Products, Inc. under an Agreement of Purchase and Sale, dated June 25, 2007, which closed on July 31, 2007. The remaining credit line available can be used to remodel portions of the building. We expect to move our corporate headquarters, central warehouse and other support units into the acquired building during the first quarter of 2008.

At December 31, 2007, the amount outstanding under the above agreement consisted of the following:

2007
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007 in the maximum principal amount of $5,500,000 with revolving features as more fully described above – interest due monthly at 7.10%; matures April 30, 2018	$ 4,050,000
4,050,000
Less - Current maturities	(135,000)
$3,915,000

The unused portion of the credit facility at December 31, 2007 was $1.45 million.

The terms of the credit facility contain various covenants which among other things require the Company to maintain a debt service coverage ratio of not less than 1.2 to 1.0.  Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2008	$135,000
2009	202,500
2010	202,500
2011	202,500
2012	202,500
2013 and thereafter	3,105,000
$4,050,000

6.  CAPITAL LEASE OBLIGATIONS

We lease certain licensed software under a capital lease agreement.  The asset subject to the agreement totaling $402,201 is included in other assets as of December 31, 2007.  The asset will be reclassified into property and equipment once the conversion and implementation process is completed.

At December 31, 2007 and 2006, the amounts outstanding under capital lease obligations consisted of the following:

	2007	2006
Capital Lease secured by certain licensed software – total monthly principal payments of $11,172, no interest, maturing October 2007	$ -	$ 111,723
Less - Current maturities	-	111,723
	$ -	$ -

7.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have an Employee Stock Ownership Plan (the "Plan") for employees with at least one year of service (as defined by the Plan) and who have reached their 21st birthday.  Under the Plan, we make annual cash or stock contributions to a trust for the benefit of eligible employees.  As of December 31, 2007, 229 employees and former employees were participants in or beneficiaries of the ESOP.  The trust invests in shares of our common stock.  The amount of our annual contribution is discretionary.  Benefits under the Plan are 100% vested after three years of service and are payable upon death, disability or retirement.  Vested benefits are payable upon termination of employment.

We apply Statement of Position 93-6 (SOP 93-6), "Employers’ Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs.   During 2007, 2006, and 2005, respectively, we contributed $0; $225,350; and $300,000 in cash as current year contributions to the plan and recognized compensation expense related to these payments.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2007, 2006 and 2005:

	Number of Shares			Market Value
	2007	2006	2005	2007	2006	2005
Allocated	844,381	929,069	943,241	$2,761,126	$7,497,587	$6,461,201
Unearned	-	-	-	-	-	-
Total	844,381	929,069	943,241	$2,761,126	$7,497,587	$6,461,201

In December 2006, the Board of Directors decided to terminate the Plan effective December 31, 2006.  As a result, all participants became 100% vested in their accounts.  No further contributions will be made to the Plan.  The accounts will be distributed to participants upon receipt of the appropriate determination letter from the Internal Revenue Service regarding the Plan termination.

Beginning in 2006, we have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the Plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2007, we matched pretax employee contributions up to 100% on the first 3% of eligible earnings and 50% on the next 2% of eligible earnings.  In 2006, we matched pretax employee contributions up to 50% of the first 4% of eligible earnings that are contributed by employees.  Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $9,000 for the 2007 calendar year and $4,400 for the 2006 calendar year due to the annual limit on eligible earnings imposed by the Internal Revenue Code.  All matching contributions vest over 6 years from the date of hire.  Our matching contribution to the plan totaled $240,774 and $108,565 in 2007 and 2006, respectively.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2007 or 2006.

We currently offer no postretirement or postemployment benefits to our employees.

8.  INCOME TAXES

The provision for income taxes consists of the following:

		2007	2006	2005
Current provision:
	Federal	$1,494,181	$2,167,141	$1,932,791
	State	309,413	198,676	242,725
		1,803,594	2,365,817	2,175,516

Deferred provision (benefit):
	Federal	(57,153)	19,447	(166,850)
	State	(6,740)	3,775	(14,467)
		(63,893)	23,222	(181,317)

		$1,739,701	$2,389,039	$1,994,199

Income before income taxes is earned in the following tax jurisdictions:

	2007	2006	2005
United States	$4,407,361	$6,560,994	$5,220,991
Canada	420,471	605,111	486,922
	$4,827,832	$7,166,105	$5,707,913

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2007	2006
Deferred income tax assets:
Allowance for doubtful accounts	$29,360	$49,601
Capitalized inventory costs	144,099	131,054
Warrants	42,989	42,989
Accrued expenses, reserves, and other	83,478	85,363
Total deferred income tax assets	299,926	309,007

Deferred income tax liabilities:
Property and equipment depreciation	78,567	197,287
Goodwill and other intangible assets amortization	113,069	67,323
Total deferred income tax liabilities	191,636	264,610

Net deferred tax asset (liability)	$108,290	$44,397

The net deferred tax liability is classified on the balance sheets as follows:

	2007	2006
Current deferred tax assets	$256,938	$266,018
Long-term deferred tax liabilities	(148,648)	(221,621)
Net deferred tax asset (liability)	$108,290	$44,397

The effective tax rate differs from the statutory rate as follows:

	2007	2006	2005
Statutory rate	34%	34%	34%
State and local taxes	6%	2%	4%
Other	(4%)	(3%)	(3%)
Effective rate	36%	33%	35%

The Company files a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined or stand-alone basis, depending on the jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2005.  Depending on the jurisdiction, the Company is no longer subject to state examinations by tax authorities for years prior to the December 2004 and December 2005 tax years.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Our primary office facility and warehouse are leased under a five-year lease agreement that expires in March 2008.  Rental agreements for the stores and warehouse distribution units expire on dates ranging from March 2008 to April 2013.  Rent expense on all operating leases for the years ended December 31, 2007, 2006 and 2005, was $2,682,574, $2,495,380 and $2,227,345, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2007 were as follows:

Year ending December 31:
2008	$2,356,218
2009	1,881,016
2010	1,470,313
2011	999,383
2012 and thereafter	563,594
Total minimum lease payments	$7,270,524

Litigation

We are involved in various litigation that arise in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.

10.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercrafts.  While no single customer accounts for more than 10% of our consolidated revenues in 2007, 2006 or 2005, sales to our five largest customers represented 8.3%, 9.5% and 9.4%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited.  At December 31, 2007 and 2006, 38% and 38%, respectively, of our consolidated accounts receivable were due from two nationally recognized retail chains.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations and financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

11.  STOCKHOLDERS' EQUITY

(a)	Stock Option Plans

•	2007 Director Non-Qualified Stock Option Plan

The 2007 Director Non-Qualified Stock Option Plan was adopted by the Board of Directors effective March 22, 2007 subject to stockholder approval at the Company’s 2007 Annual Meeting of Stockholders.  Pursuant to the plan, options to acquire an aggreagate of 100,000 common shares may be granted to each individual who is serving as an outside Director of the Company on the date of grant, at the rate of 3,000 shares of Common Stock on March 22 of each calendar year.  No options have been awarded as of December 31, 2007 as the Form S-8, Registration Statement under the Securities Act of 1933, has not been filed with the Securities and Exchange Commission yet.

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

All options expire ten years from the date of grant and are exercisable at any time after vesting.  Of the combined 1,200,000 shares available for issuance under the three plans, at December 31, 2007, 2006 and 2005, there were 100,000, 0, and 44,000, respectively, in un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	296,200	$2.05	421,000	$1.93	602,500	$1.630
Granted	-	-	-	-	8,000	4.960
Forfeited or expired	-	-	-	-	(12,000)	1.350
Exchanged	-	-	-	-	-	-
Exercised	(59,500)	1.81	(124,800)	1.63	(177,500)	1.081
Outstanding at December 31	236,700	$2.11	296,200	$2.05	421,000	$1.930
Exercisable at end of year	220,700	$1.97	266,200	$1.82	295,000	$1.670
Weighted-average fair value of
options granted during year	-		-		$1.48

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$0.75 or Less	4,000	$0.595	1.24	4,000	$0.595	1.24
$0.76 to $1.125	42,000	0.943	2.70	42,000	0.943	2.70
$1.126 to $1.69	115,700	1.350	3.40	115,700	1.350	3.40
$1.70 to $2.55	2,000	1.900	3.74	2,000	1.900	3.74
$2.56 to $3.84	12,000	3.270	6.31	8,000	3.215	6.15
$3.85-$4.96	61,000	4.241	6.67	49,000	4.241	6.90
	236,700	$2.110	4.23	220,700	$1.970	4.11

(b)	Warrants

A warrant to acquire up to 100,000 shares of common stock at $3.10 per share was issued in conjunction with a consulting agreement to an unrelated entity in February 2003.  The warrant expired on February 12, 2008.

A warrant to acquire up to 50,000 shares of common stock at $5.00 per share were issued in conjunction with a consulting agreement to an unrelated entity in February 2004.  The warrant may be exercised at anytime until expiration on February 24, 2009.

A summary of warrant transactions for the years ended December 31, 2007, 2006 and 2005, is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Warrant	Exercise	Warrant	Exercise	Warrant	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	98,300	$3.650	140,000	$3.7786	150,000	$3.7333
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(70,800)	3.658	(41,700)	4.089	(10,000)	3.1000
Outstanding at December 31	27,500	$3.620	98,300	$3.650	140,000	$3.7786
Exercisable at end of year	27,500	$3.620	98,300	$3.650	140,000	$3.7786
Weighted-average fair value of
warrants granted during year	-		-		-

The following table summarizes outstanding warrants into groups based upon exercise price ranges at December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Maturity		Exercise	Maturity
Exercise Price Range	Warrant	Price	(Years)	Warrant	Price	(Years)
$3.00 or Less	-	-	-	-	-	-

More than $3.00 and
Less Than $5.00	20,000	$3.10	0.12	20,000	$3.10	0.12

$5.00 or More	7,500	5.00	1.15	7,500	5.00	1.15
	27,500	$3.62	0.40	27,500	$3.62	0.40

12.  BUSINESS ACQUISITIONS

On January 31, 2007, we acquired all of the issued and outstanding shares of capital stock of Mid-Continent Leather Sales, Inc., an Oklahoma corporation.  The total purchase price was $575,000 which was funded with cash generated from operations.  For financial reporting purposes, the transaction was accounted for under the purchase method, effective February 1, 2007.  We also entered into a non-compete agreement with the former owner totaling $75,000 for a period of five years.  This company is included in our Wholesale Leathercraft segment.

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

	Wholesale Leathercraft	Retail Leathercraft	Other	Total
For the year ended December 31, 2007
Net Sales	$29,555,979	$24,663,751	$1,097,272	$55,317,002
Gross Profit	16,446,853	14,733,478	492,071	31,672,402
Operating earnings	2,826,710	1,544,320	139,971	4,511,001
Interest expense	122,209	-	-	122,209
Other, net	(425,145)	(11,975)	(1,920)	(439,040)
Income before income taxes	3,129,646	1,556,295	141,891	4,827,832
Depreciation and amortization	485,506	143,123	5,662	634,291
Fixed asset additions	5,538,803	207,455	9,109	5,755,367
Total assets	$32,217,748	$5,272,466	$161,292	$37,651,506

For the year ended December 31, 2006
Net Sales	$31,068,188	$22,520,461	$1,610,372	$55,199,021
Gross Profit	17,463,398	13,690,030	479,342	31,632,770
Operating earnings	4,814,240	2,310,073	(56,599)	7,067,714
Interest expense	-	-	-	-
Other, net	118,381	(21,220)	1,230	98,391
Income before income taxes	4,932,621	2,288,853	(55,369)	7,166,105
Depreciation and amortization	245,838	141,070	6,007	392,915
Fixed asset additions	298,689	172,902	162	471,753
Total assets	$26,529,796	$5,112,188	$274,651	$31,916,635

For the year ended December 31, 2005
Net Sales	$31,046,268	$18,023,214	$1,650,092	$50,719,574
Gross Profit	17,152,549	11,142,350	460,145	28,755,044
Operating earnings	3,721,891	1,766,960	84,560	5,573,411
Interest expense	3,188	-	-	3,188
Other, net	(126,040)	(11,650)	-	(137,690)
Income before income taxes	3,844,743	1,778,610	84,560	5,707,913
Depreciation and amortization	323,881	125,493	7,332	456,706
Fixed asset additions	131,603	136,630	4,593	272,826
Total assets	$20,999,477	$3,896,291	$784,705	$25,680,473

Net sales for geographic areas was as follows:

	2007	2006	2005
United States	$48,756,696	$49,188,609	$45,492,215
Canada	4,698,510	4,287,180	3,643,133
All other countries	1,861,796	1,723,232	1,584,226
	$55,317,002	$55,199,021	$50,719,574

Geographic sales information is based on the location of the customer.  Net sales from no single foreign country, except for Canada, was material to our consolidated net sales for the years ended December 31, 2007, 2006 and 2005.  We do not have any significant long-lived assets outside of the United States.

In February 2008, we opened a combination wholesale/retail leathercraft store in Northampton, United Kingdom.  We intend to report our international activity (non-North America) as a fourth operating segment beginning in the first quarter of 2008.

14.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measures, the FASB having previously concluded in those account pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, and issued debt.  If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred.  The fair value election is irrevocable and general made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact that SFAS 159 will have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141 and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of AFB No. 51, (“SFAS 160”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures.  SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008.  We are have not yet determined the impact these pronouncements will have on our results of operations and financial position.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
Net sales	$14,507,805	$13,376,987	$12,806,333	$14,625,877
Gross profit	8,597,953	7,685,669	6,941,634	8,447,147
Net income	1,346,355	396,692	171,606	1,173,478
Net income per common share:
Basic	0.12	0.04	0.02	0.11
Diluted	0.12	0.04	0.02	0.11
Weighted average number of common shares outstanding:
Basic	10,893,359	10,915,061	10,945,661	10,974,222
Diluted	11,150,246	11,114,466	11,129,757	11,160,034

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Net sales	$14,413,649	$13,393,082	$12,559,593	$14,832,697
Gross profit	8,114,134	7,722,301	7,071,414	8,724,921
Net income	1,346,263	1,132,494	890,419	1,407,891
Net income per common share:
Basic	0.13	0.11	0.08	0.13
Diluted	0.12	0.10	0.08	0.13
Weighted average number of common shares outstanding:
Basic	10,756,745	10,790,661	10,818,130	10,807,316
Diluted	11,102,906	11,112,475	11,102,383	11,113,855

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2007, and 2006 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 25, 2008

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of our published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an auditor’s attestation report regarding the effectiveness of our internal control over financial reporting and our independent registered public accounting firm has not attested to management’s report on our internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this annual report as we will file a proxy statement for our 2008 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of our fiscal year covered by this report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2008 Annual Meeting of Stockholders under the heading "Election of Directors," and is incorporated herein by reference.  Information relating to filings on Forms 3, 4 and 5 will be contained in our 2008 proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.  Information required by this item pursuant to Items 401(h), 401(i) and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors will be contained in our 2008 proxy statement under the heading "Corporate Governance" and is incorporated herein by reference.

We have adopted a written code of ethics that applies to our employees, including our principal executive officer principal financial officer, principal accounting officer, controller, or persons performing similar functions.  It is available on our website (http://www.tandyleatherfactory.com).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2008 Annual Meeting of Stockholders under the heading "Report of the Compensation Committee,” which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2008 Annual Meeting of Stockholders under the headings "Stock Ownership by Directors and Executive Officers” and “Principal Holders of Stock,” which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our proxy statement for our 2008 Annual Meeting of Stockholders under the heading “Other Relationships Involving Directors, Executive Officers, or their Associates” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2008 Annual Meeting of Stockholders under the headings "Audit Committee” and “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2007 and 2006
•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

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

Dated:  March 25, 2008

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Tandy Leather Factory, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wray Thompson	Chairman of the Board and Director	March 25, 2008
Wray Thompson

/s/ Ronald C. Morgan	Chief Executive Officer, President, Chief Operating Officer and Director	March 25, 2008
Ronald C. Morgan

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director	March 25, 2008
Shannon L. Greene

/s/ T. Field Lange	Director	March 25, 2008
T. Field Lange

/s/ Joseph R. Mannes	Director	March 25, 2008
Joseph R. Mannes

/s/ L. Edward Martin III	Director	March 25, 2008
L. Edward Martin III

/s/ Robin L. Morgan	Vice President and Assistant Secretary	March 25, 2008
Robin L. Morgan

/s/ Michael A. Nery	Director	March 25, 2008
Michael A. Nery

/s/ William M. Warren	Secretary	March 25, 2008
William M. Warren

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
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

10.1
Consultation Agreement, dated January 1, 2007, between Tandy Leather Factory, Inc. and J. Wray Thompson, filed as Exhibit 10.3 to Tandy Lather Factory’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2007 and incorporated by reference herein.

10.2
2007 Director Non-qualified Stock Option Plan of Tandy Leather Factory, Inc. dated March 22, 2007, filed as an Exhibit to Tandy Leather Factory, Inc.’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 18, 2007 and incorporated by reference herein.

10.3
Agreement of Purchase and Sale, dated June 25, 2007, by and between Standard Motor Products, Inc. and Tandy Leather Factory, L.P., filed as Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated by reference herein.

10.4
Credit Agreement, dated July 31, 2007, by and between The Leather Factory, L.P. and JPMorgan Chase Bank, N.A., filed as Exhibit 10.2 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated by reference herein.

10.5
Line of Credit Note, dated July 31, 2007, by and between The Leather Factory, L.P. and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated by reference herein.

10.6
Deed Of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of July 31, 2007, by and among The Leather Factory, L.P., Randall B. Durant and JPMorgan Chase Bank, N.A., filed as Exhibit 10.3 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated by reference herein.

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

*23.1	Consent of Weaver & Tidwell LLP dated March 25, 2008
*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
*Filed herewith.