Form 10-Q
period 2008-03-31
TANDY LEATHER FACTORY INC
filed 2008-05-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(817) 872-3200
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 7, 2008
Common Stock, par value $0.0024 per share	10,977,092

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2008 and December 31, 2007	1

Consolidated Statements of Income
Three months ended March 31, 2008 and 2007	2

Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007	3

Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2008 and 2007	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 6. Exhibits	11

SIGNATURES	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
CURRENT ASSETS:
Cash	$8,610,331	$6,810,396
Accounts receivable-trade, net of allowance for doubtful accounts
of $137,000 and $104,000 in 2008 and 2007, respectively	2,044,119	2,538,816
Inventory	16,227,628	17,473,352
Deferred income taxes	251,665	256,938
Other current assets	1,246,771	1,102,836
Total current assets	28,380,514	28,182,338

PROPERTY AND EQUIPMENT, at cost	14,220,027	11,793,317
Less accumulated depreciation and amortization	(4,497,550)	(4,794,505)
	9,722,477	6,998,812

GOODWILL	986,281	990,536
OTHER INTANGIBLES, net of accumulated amortization of
$328,000 and $313,000 in 2008 and 2007, respectively	368,783	384,134
OTHER assets	405,126	1,095,686
	$39,863,181	$37,651,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,485,783	$1,497,564
Accrued expenses and other liabilities	2,647,416	2,072,640
Income taxes payable	270,712	67,150
Current maturities of long-term debt and capital lease obligations	419,103	135,000
Total current liabilities	4,823,014	3,772,354

DEFERRED INCOME TAXES	293,743	148,648

LONG-TERM DEBT, net of current maturities	3,864,375	3,915,000
CAPITAL LEASE OBLIGATION, net of current maturities	525,275	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,982,951 shares issued at 2008 and 2007;
10,977,092 shares outstanding at 2008 and 2007	26,359	26,359
Paid-in capital	5,427,102	5,419,477
Retained earnings	24,622,170	24,037,672
Treasury stock (5,859 shares at cost)	(25,487)	(25,487)
Accumulated other comprehensive income	306,630	357,483
Total stockholders' equity	30,356,774	29,815,504
	$39,863,181	$37,651,506

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	2008	2007

NET SALES	$13,260,160	$14,507,805
COST OF SALES	5,519,138	5,909,852
Gross profit	7,741,022	8,597,953

OPERATING EXPENSES	7,019,638	6,643,172
INCOME FROM OPERATIONS	721,384	1,954,781

OTHER (INCOME) EXPENSE:
Interest expense	81,741	-
Other, net	(280,390)	(48,996)
Total other (income) expense	(198,649)	(48,996)

INCOME BEFORE INCOME TAXES	920,033	2,003,777

PROVISION FOR INCOME TAXES	335,535	657,422

NET INCOME	$584,498	$1,346,355

NET INCOME PER COMMON SHARE – BASIC	$0.05	$0.12

NET INCOME PER COMMON SHARE – DILUTED	$0.05	$0.12

Weighted Average Number of Shares Outstanding:
Basic	10,977,092	10,893,359
Diluted	11,067,863	11,150,246

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$584,498	$1,346,355
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	225,424	105,739
Gain on disposal of assets	(12,109)	-
Non-cash stock-based compensation	7,625	7,626
Deferred income taxes	150,368	(15,281)
Other	(46,598)	11,092
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	494,697	(239,162)
Inventory	1,245,724	(824,948)
Income taxes	203,562	368,418
Other current assets	(143,935)	(396,474)
Accounts payable-trade	(11,781)	726,168
Accrued expenses and other liabilities	574,776	(939,387)
Total adjustments	2,687,753	(1,196,209)
Net cash provided by operating activities	3,272,251	150,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,136,246)	(200,097)
Payments in connection with businesses acquired	-	(650,000)
Proceeds from sale of assets	-	25,339
Decrease (increase) in other assets	690,560	(81,063)
Net cash used in investing activities	(1,445,686)	(905,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(44,959)	(33,517)
Proceeds from sale of assets	18,329	50,910
Net cash provided by (used in) financing activities	(26,630)	17,393

NET INCREASE (DECREASE) IN CASH	1,799,935	(738,294)

CASH, beginning of period	6,810,396	6,739,891

CASH, end of period	$8,610,331	$6,001,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$81,741	-
Income tax paid during the period, net of (refunds)	$60,210	$304,908

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangement	$803,712	-

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2006	10,885,068	$26,124	$5,292,591	$(25,487)	$20,949,540	$80,475	$26,323,243

Shares issued - stock options and warrants exercised	34,500	83	50,827	-	-	-	50,910
Stock-based compensation	-	-	7,626	-	-	-	7,626
Net income	-	-	-	-	1,346,355	-	1,346,355	$1,346,355
Translation adjustment	-	-	-	-	-	12,181	12,181	12,181
BALANCE, March 31, 2007	10,919,568	$26,207	$5,351,044	$(25,487)	$22,295,895	$92,656	$27,740,315

Comprehensive income for the three months ended March 31, 2007	$1,358,536

BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,672	$357,483	$29,815,504

Shares issued - stock options and warrants exercised	-	-	-	-	-	-	-
Stock-based compensation	-	-	7,625	-	-	-	7,625
Net income	-	-	-	-	584,498	-	584,498	$584,498
Translation adjustment	-	-	-	-	-	(50,853)	(50,853)	(50,853)
BALANCE, March 31, 2008	10,977,092	$26,359	$5,427,102	$(25,487)	$24,622,170	$306,630	$30,356,774

Comprehensive income for the three months ended March 31, 2008	$533,645

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2008 and December 31, 2007, and its results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The components of inventory consist of the following:

	As of
	March 31, 2008	December 31, 2007
Inventory on hand:
Finished goods held for sale	$14,703,432	$16,482,845
Raw materials and work in process	477,378	633,188
Inventory in transit	1,046,818	357,319
	$16,227,628	$17,473,352

Goodwill and Other Intangibles.  Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2007, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2008.

A summary of changes in our goodwill for the periods ended March 31, 2008 and 2007 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2006	$362,733	$383,406	$746,139
Acquisitions and adjustments	225,000	-	225,000
Foreign exchange gain/loss	1,088	-	1,088
Impairments	-	-	-
Balance, March 31, 2007	$588,821	$383,406	$972,227

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2007	$607,130	$383,406	$990,536
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(4,255)	-	(4,255)
Impairments	-	-	-
Balance, March 31, 2008	$602,875	$383,406	$986,281

Other intangibles consist of the following:

	As of March 31, 2008			As of December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$295,086	$249,283	$544,369	$283,485	$260,884
Non-Compete Agreements	153,000	33,500	119,500	153,000	29,750	123,250
	$697,369	$328,586	$368,783	$697,369	$313,235	$384,134

We recorded amortization expense of $15,351 during the first quarter of 2008 compared to $9,573 during the first quarter of 2007.  All of our intangible assets are subject to amortization under SFAS 142.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

Recent Accounting Pronouncements.  In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of March 31, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations and cash flows.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009.

2. STOCK-BASED COMPENSATION

We have one stock option plan which provides for stock option grants to non-employee directors.  No options have been awarded as of March 31, 2008.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period.  Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, and elected to adopt the standard using the modified prospective transition method.  Under this transition method, compensation cost associated with stock options recognized in 2006 includes:  (1) amortization related to the remaining unvested portion of all share based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) amortization related to all share based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).  Accordingly, stock compensation award expense is recognized over the requisite service period using the straight-line attribution method.  We recognized share based compensation expense of approximately $7,600 for each of the quarters ended March 31, 2008 and 2007, respectively, as a component of operating expenses.

During the three months ended March 31, 2008 and 2007, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	$2.05	296,200
Granted	-	-
Cancelled	-	-
Exercised	1.476	34,500
Outstanding, March 31, 2007	$2.13	261,700	4.80	$303,069
Exercisable, March 31, 2007	$1.88	231,700	4.56	$239,529

Outstanding, January 1, 2008	$2.11	236,700
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2008	$2.11	236,700	3.79	$270,780
Exercisable, March 31, 2008	$1.97	220,700	3.65	$237,740

Other information pertaining to option activity during the three month periods ended March 31, 2008 and 2007 are as follows:

	March 31, 2008	March 31, 2007
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	$7,625	$7,626
Total intrinsic value of stock options exercised	N/A	N/A

As of March 31, 2008 and 2007, there was $25,000 and $58,000, respectively, of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2 years.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2008 and 2007:

	2008	2007
Net income	$584,498	$1,346,355
Numerator for basic and diluted earnings per share	$584,498	$1,346,355

Denominator for basic earnings per share – weighted-average shares	10,977,092	10,893,359

Effect of dilutive securities:
Stock options	90,771	205,304
Warrants	-	51,583
Dilutive potential common shares	90,771	256,887

Denominator for diluted earnings per share – weighted-average shares	11,067,863	11,150,246

Basic earnings per share	$0.05	$0.12
Diluted earnings per share	$0.05	$0.12

The net effect of converting stock options and warrants to purchase 165,700 and 394,500 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2008 and 2007, respectively.

4.  SEGMENT INFORMATION

We identify our segments based on the activities of four distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of warehouse distribution units operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in the North America;

c.
International Leathercraft, sells to both wholesale and retail customers.  It carries the same products as North American stores.  We started this operation in February 2008 and have one store located in Northampton, UK; and

d.	Other, which is a manufacturer of decorative hat trims sold directly to hat manufacturers.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Other	Total
For the quarter ended March 31, 2008
Net sales	$6,738,210	$6,270,774	$41,738	$209,438	$13,260,160
Gross profit	3,719,054	3,908,469	29,724	83,775	7,741,022
Operating earnings	123,955	614,451	(41,461)	24,438	721,384
Interest expense	81,741	-	-	-	81,741
Other, net	(280,608)	266	(49)	-	(280,390)
Income before income taxes	322,822	614,185	(41,412)	24,438	920,033

Depreciation and amortization	189,690	32,025	2,647	1,062	225,424
Fixed asset additions	2,856,751	15,260	67,947	-	$2,939,958
Total assets	$34,097,700	$5,368,486	$272,964	$124,031	$39,863,181

For the quarter ended March 31, 2007
Net sales	$7,940,487	$6,254,219	-	$313,099	$14,507,805
Gross profit	4,681,886	3,780,607	-	135,460	8,597,953
Operating earnings	1,346,203	553,748	-	54,830	1,954,781
Interest expense	-	-	-	-	-
Other, net	50,434	(1,438)	-	-	48,996
Income before income taxes	1,396,637	552,310	-	54,830	2,003,777

Depreciation and amortization	68,148	36,371	-	1,220	105,739
Fixed asset additions	178,797	21,300	-	-	200,097
Total assets	$27,794,341	$5,465,363	-	$239,241	$33,498,945

Net sales for geographic areas were as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
United States	$11,531,896	$12,928,843
Canada	1,242,484	1,125,427
All other countries	485,780	453,535
	$13,260,160	$14,507,805

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2008 and 2007.  We do not have any significant long-lived assets outside of the United States.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation and our common stock trades on the American Stock Exchange under the symbol “TLF.”  We operate our business in four segments:  Wholesale Leathercraft, which operates wholesale stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates retail stores in North America under the trade name, Tandy Leather Company, International Leathercraft, which operates combination retail/wholesale stores outside of North America under the trade name, Tandy Leather Factory, and Other.  See Note 4 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather retail stores in 34 states and five Canadian provinces.  Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of May 1, 2008, we were operating 72 Tandy Leather retail stores located throughout the United States and Canada.

Our International Leathercraft segment operates one company-owned store in Northampton, United Kingdom.  The store, which opened in February 2008, functions as a combination retail and wholesale store.

Our “Other” segment consists of Roberts, Cushman and Co., a wholly-owned subsidiary that custom designs and distributes decorative hat trims for headwear manufacturers.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7.  Management's Discussions and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our annual report on Form 10-K for fiscal year 2007 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

➢
Continued weakness in the economy in the United States, as well as abroad, may cause our sales to decrease or not to increase or adversely affect the prices charged for our products.  Furthermore, negative trends in general consumer-spending levels, including the impact of the availability and level of consumer debt and levels of consumer confidence could adversely affect our sales.

General economic factors that are beyond our control impact our forecasts and actual performance. These factors include interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending.

We assume no obligation to update or otherwise revise our forward-looking statements even if experience or future changes make it clear that any projected results, express or implied, will not be realized.

Results of Operations

The following tables present selected financial data of each of our four segments for the quarters ended March 31, 2008 and 2007.

	Quarter Ended March 31, 2008		Quarter Ended March 31, 2007
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,738,211	$123,955	$7,940,487	$1,346,203
Retail Leathercraft	6,270,774	614,452	6,254,219	553,748
Int’l Leathercraft	41,737	(41,460)	-	-
Other	209,438	24,437	313,099	54,830
Total Operations	$13,260,160	$721,384	$14,507,805	$1,954,781

Consolidated net sales for the quarter ended March 31, 2008 decreased $1.2 million, or (8.6)%, compared to the same period in 2007.  Retail and International Leathercraft’s sales increased $16,500 and $41,700, respectively, while Wholesale Leathercraft and Other reported decreases of $1.2 million and $104,000, respectively.  Operating income on a consolidated basis for the quarter ended March 31, 2008 was down 63.1% or $1.2 million from the first quarter of 2007.

The following table shows in comparative form our consolidated net income for the first quarters of 2008 and 2007:

	2008	2007	% change
Net income	$584,498	$1,346,355	56.6%

While Wholesale Leathercraft recorded 51% of our sales in the quarter, all segments, excluding International Leathercraft, contributed to our consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group.  The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2008 and 2007:

	Quarter ended
Customer Group	03/31/08	03/31/07
RETAIL (end users, consumers, individuals)	28%	29%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	43%	38%
MANUFACTURERS	10%	11%
NATIONAL ACCOUNTS	12%	16%
	100%	100%

Net sales decreased 15.1%, or $1.2 million, for the first quarter of 2008 as follows:

	Quarter Ended 03/31/08	Quarter Ended 03/31/07	$ change	% change
Same store sales (29)	$5,829,014	$6,624,606	$(795,592)	(12)%
New store (1)	162,938	185,263	(22,325)	(12)%
National account group	746,259	1,130,618	(384,359)	(34)%
	$6,738,211	$7,940,487	$(1,202,276)	(15)%

All customer groups’ sales were down compared to the first quarter of 2007 due to the weakness in our sales.  However, the mix of sales to the various customer groups is fairly consistent which would indicate an overall weakness related to the economic conditions in the United States rather than an internal issue unique to our specific company.

Operating income for Wholesale Leathercraft during the current quarter decreased by $1.2 million from the comparative 2007 quarter, a decline of 91%.  The lower sales accounted for the majority of the decrease in operating income, as well as an increase in operating expenses of $259,000.  The moving expenses incurred to move our corporate offices, central warehouse and other support departments at the end of the quarter of $125,000 and the accelerated depreciation expense in anticipation of the abandonment of the leasehold improvements at our former offices of $125,000 accounted for the majority of operating expense increase for the quarter.

Retail Leathercraft

Our Retail Leathercraft operation consists of 72 Tandy Leather retail stores at March 31, 2008, compared to 65 stores at March 31, 2007.  Net sales were virtually flat for the first quarter of 2008 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr ended 03/31/08	Qtr ended 03/31/07	$ Incr (decr)	% Incr (decr)
Same (existing) store sales	65	$5,889,635	$6,254,219	$(364,584)	(6)%
New store sales	7	381,139	-	381,139	N/A
Total sales	72	$6,270,774	$6,254,219	$16,555	0%

The following table presents sales mix by customer categories for the quarters ended March 31, 2008 and 2007 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/08	03/31/07
RETAIL (end users, consumers, individuals)	64%	65%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8	7
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	27	26
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1	2
	100%	100%

Sales to each customer group increased slightly over the first quarter of 2007, except for the Manufacturers group.  Our experience is that small manufacturers and wholesalers tend to be especially cautious in their purchasing during a weak economy since they generally do not maintain excess cash to invest in raw materials and inventory.  As a result, their purchases from us tend to be more sporadic and smaller in dollars spent.

Operating income increased $61,000 from the comparative 2007 quarter.  Operating income as a percentage of sales also increased slightly from 8.9% in the first quarter of 2007 to 9.8% in the first quarter of 2008.  Our gross margin increased from 60.5% to 62.3%.  Operating expenses as a percentage of sales increased from 51.6% to 52.5%.  Operating expenses increased $67,000 over the first quarter of 2007.  The seven new stores opened since March 31, 2007 account for additional operating expenses of $234,000.  Offsetting those expenses are reductions in supplies, employee benefits, property taxes, and moving expenses.

International Leathercraft

Sales totaled $42,000 for the first quarter of 2008, generated from our new store located in the UK.  The store was opened in February 2008.  Gross profit margin was 71%, which was higher than comparable stores in the U.S..  The store generated higher profit margins primarily due to the store’s unique sales mix and the level at which we set our selling prices in the UK.  We establish such levels to compensate for the higher cost of doing business overseas compared to the US.  We do not expect the gross margins to maintain this level in the future.  Operating expenses totaled $71,000, the largest contributors being employee compensation, store set-up supplies, and legal fees.

Other (Roberts, Cushman)

Sales decreased $104,000 or 33% for the first quarter of 2008.   Gross profit margins fell to 40% from 43.3% a year ago.  Operating income decreased $30,000 due to the reduction in sales. Operating expenses decreased $21,000 from the first quarter of 2007 due to the reduction of insurance costs and collection of customer accounts previously written off as uncollectible.

Other Expenses

We paid $81,000 in interest in the first quarter of 2008 on our bank debt, compared to zero in the first quarter of 2007.  We recorded $41,000 in interest income during the quarter as earned on our cash balances compared to $47,000 a year ago.  We also received $215,000 as a signing bonus on an oil and gas lease. We recorded $15,000 in income for currency fluctuations in the first quarter of 2008.  Comparatively, in the first quarter of 2007, we recorded $8,000 in income for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $37.6 million at year-end 2007 to $39.8 million at March 31, 2008.  Property and equipment, specifically the building improvements, accounted for the majority of the increase.  Total stockholders’ equity increased from $29.8 million at December 31, 2007 to $30.3 million at March 31, 2008, the increase being attributable to earnings in the first quarter of this year.  Our current ratio fell from 7.4 at December 31, 2007 to 5.9 at March 31, 2008 due to the reduction in inventory during that time period.

Our investment in inventory decreased by $1.2 million at March 31, 2008 from year-end 2007.  The decrease is due to a decrease in purchases as a result of weak sales.  Inventory turnover decreased to an annualized rate of 3.15 times during the first quarter of 2008, from 3.59 times for the first quarter of 2007.  Inventory turnover was 3.19 times for all of 2007.  We compute our inventory turns as sales divided by average inventory.  At the end of the first quarter, our total inventory on hand was slightly under our internal targets for optimal inventory levels.  We are pleased with the efforts made by our buying department to reduce purchases in light of these difficult economic times.

Trade accounts receivable was $2.0 million at March 31, 2008, down $495,000 from $2.5 million at year-end 2007.  Aggressive collection efforts as well as a tighter credit policy accounts for the reduction.  The average days to collect accounts for the first quarter of 2008 were 59 days, up from the first quarter of 2007 of 57 days.  We have experienced a slow paying pattern with many of our small customers which explains the lengthening days to collect.  To compensate, we have tightened our credit policy and are closely managing our customer accounts to ensure collectibility.

Accounts payable remained virtually unchanged at $1.5 million at March 31, 2008 compared to year-end 2007.  Accrued expenses increased $575,000 due primarily to the increase in inventory in transit at quarter-end compared to December 31, 2007.

During the first quarter of 2008, cash flow provided by operating activities was $3.2 million.  The net income generated for the quarter contributed a portion of the cash flow, in addition to the reduction in accounts receivable and inventory.  Cash flow used in investing activities totaled $1.4 million consisting of the improvements made on the building of $2.1 million offset by a reduction in other assets of $690,000.  Cash flow used by financing activities totaled $26,000, consisting of payments on our capital lease of $45,000, offset by proceeds from miscellaneous sales of assets of $18,000.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2007.  We believe that our exposure to market risks has not changed significantly since December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act f 1934,as amended, as of the last day of the fiscal period covered by this report, March 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934. as amended is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 14, 2008	By: /s/ Ron Morgan
Ron Morgan
Chief Executive Officer and President

Date: May 14, 2008	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)