Form 10-Q
period 2008-06-30
TANDY LEATHER FACTORY INC
filed 2008-08-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 1-12368

TANDY LEATHER FACTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1900 Southeast Loop 820, Fort Worth, Texas  76140
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 8, 2008
Common Stock, par value $0.0024 per share	10,987,092

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
CURRENT ASSETS:
Cash	$9,385,677	$6,310,396
Marketable securities	500,000	500,000
Accounts receivable-trade, net of allowance for doubtful accounts
of $165,000 and $104,000 in 2008 and 2007, respectively	2,355,647	2,538,816
Inventory	15,310,947	17,473,352
Prepaid income taxes	116,990
Deferred income taxes	253,325	256,938
Other current assets	840,773	1,102,836
Total current assets	28,763,359	28,182,338

PROPERTY AND EQUIPMENT, at cost	15,083,775	11,793,317
Less accumulated depreciation and amortization	(4,719,233)	(4,794,505)
	10,364,542	6,998,812

GOODWILL	987,526	990,536
OTHER INTANGIBLES, net of accumulated amortization of
$339,000 and $313,000 in 2008 and 2007, respectively	358,489	384,134
OTHER assets	373,779	1,095,686
	$40,847,695	$37,651,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,789,676	$1,497,564
Accrued expenses and other liabilities	2,793,616	2,072,640
Income taxes payable	-	67,150
Current maturities of long-term debt and capital lease obligations	461,441	135,000
Total current liabilities	5,044,733	3,772,354

DEFERRED INCOME TAXES	503,448	148,648

LONG-TERM DEBT, net of current maturities	3,813,750	3,915,000
CAPITAL LEASE OBLIGATION, net of current maturities	441,124	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,992,951 and 10,982,951 shares issued at 2008 and 2007, respectively;
10,987,092 and 10,977,092 shares outstanding at 2008 and 2007, respectively	26,383	26,359
Paid-in capital	5,448,203	5,419,477
Retained earnings	25,277,420	24,037,672
Treasury stock (5,859 shares at cost)	(25,487)	(25,487)
Accumulated other comprehensive income	318,121	357,483
Total stockholders' equity	31,044,640	29,815,504
	$40,847,695	$37,651,506

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
NET SALES	$13,847,964	$13,376,987	$27,108,124	$27,884,792

COST OF SALES	5,836,312	5,691,318	11,355,450	11,601,170

Gross profit	8,011,652	7,685,669	15,752,674	16,283,622

OPERATING EXPENSES	6,920,134	6,981,318	13,939,773	13,624,491

INCOME FROM OPERATIONS	1,091,518	704,351	1,812,901	2,659,131

OTHER INCOME (EXPENSE):
Interest expense	(87,912)	-	(169,653)	-
Other, net	26,293	27,522	306,683	76,514
Total other income (expense)	(61,619)	27,522	137,030	76,514

INCOME BEFORE INCOME TAXES	1,029,899	731,873	1,949,931	2,735,645

PROVISION FOR INCOME TAXES	374,649	335,181	710,183	992,603

NET INCOME	$655,250	$396,692	$1,239,748	$1,743,042

NET INCOME PER COMMON SHARE-BASIC	$0.06	$0.04	$0.11	$0.16
NET INCOME PER COMMON SHARE-DILUTED	$0.06	$0.04	$0.11	$0.16

Weighted Average Number of Shares Outstanding:
Basic	10,981,378	10,945,661	10,979,235	10,931,201
Diluted	11,076,340	11,145,066	11,072,102	11,159,188

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,239,748	$1,743,042
Adjustments to reconcile net income to net
cash provided by (used in) operating activities-
Depreciation & amortization	509,324	233,742
Loss on disposal of assets	14,760	-
Non-cash stock-based compensation	15,250	15,251
Deferred income taxes	358,413	(61)
Other	(36,354)	144,723
Net changes in assets and liabilities:
Accounts receivable-trade, net	183,169	(323,170)
Inventory	2,162,406	(2,660,008)
Income taxes	(184,140)	(546,488)
Other current assets	262,063	(25,420)
Accounts payable	292,114	138,298
Accrued expenses and other liabilities	720,975	(634,526)
Total adjustments	4,297,980	(3,657,660)

Net cash provided by (used in) operating activities	5,537,728	(1,914,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,098,638)	(352,880)
Payments in connection with businesses acquired	-	(650,000)
Proceeds from sale of assets	38,181	25,338
Decrease (increase) in other assets	721,907	(115,559)

Net cash used in investing activities	(2,338,550)	(1,093,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and notes payable	(33,750)	-
Payments on capital lease obligations	(103,647)	(67,034)
Proceeds from issuance of common stock	13,500	54,960

Net cash used in financing activities	(123,897)	(12,074)

NET CHANGE IN CASH	3,075,281	(3,019,793)

CASH, beginning of period	6,310,396	6,739,891

CASH, end of period	$9,385,677	$3,720,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$169,653	-
Income taxes paid during the period, net of (refunds)	534,957	$1,548,067

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	803,712	-

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2008 and 2007

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2006	10,879,209	$26,124	$5,292,591	$(25,487)	$20,949,540	$80,475	$26,323,243

Shares issued - stock options and warrants exercised	75,883	182	54,778	-	-	-	54,960
Stock-based compensation	-	-	15,251	-	-	-	15,251
Net income	-	-	-	-	1,743,042	-	1,743,042	$1,743,042
Translation adjustment	-	-	-	-	-	155,393	155,393	155,393
BALANCE, June 30, 2007	10,955,092	$26,306	$5,362,620	$(25,487)	$22,692,582	$235,868	$28,291,889

Comprehensive income for the six months ended June 30, 2007	$1,898,435

BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,672	$357,483	$29,815,504

Shares issued - stock options exercised	10,000	24	13,476	-	-	-	13,500
Stock-based compensation	-	-	15,250	-	-	-	15,250
Net income	-	-	-	-	1,239,748	-	1,239,748	$1,239,748
Translation adjustment	-	-	-	-	-	(39,362)	(39,362)	(39,362)
BALANCE, June 30, 2008	10,987,092	$26,383	$5,448,203	$(25,487)	$25,277,420	$318,121	$31,044,640

Comprehensive income for the six months ended June 30, 2008	$1,200,386

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Tandy Leather Factory, Inc. and its subsidiaries.  Unless the context indicates otherwise, references to “we”, “us”, and “our” refer to the consolidated operations of Tandy Leather Factory, Inc. and its subsidiaries.  In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2008 and December 31, 2007, and its results of operations and cash flows for the three and/or six-month periods ended June 30, 2008 and 2007.  Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Inventory.  Inventory is stated at the lower of cost or market and is accounted for on the “first in, first out” method.  Based on negotiations with vendors, title generally passes to us when merchandise is put on board.  Merchandise to which we have title but have not yet received is recorded as “Inventory in transit”.  In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.

The components of inventory consist of the following:

	As of
	June 30, 2008	December 31, 2007
Inventory on hand:
Finished goods held for sale	$13,817,053	$16,482,845
Raw materials and work in process	442,559	633,188
Inventory in transit	1,051,335	357,319
	$15,310,947	$17,473,352

Goodwill and Other Intangibles.  Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”) prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent indicators of impairment during the interim.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2007, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first six months of 2008.

A summary of changes in our goodwill for the periods ended June 30, 2008 and 2007 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2006	$362,733	$383,406	$746,139
Acquisitions and adjustments	225,000	-	225,000
Foreign exchange gain/loss	10,670	-	10,670
Impairments	-	-	-
Balance, June 30, 2007	$598,403	$383,406	$981,809

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2007	$607,130	$383,406	$990,536
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(3,010)	-	(3,010)
Impairments	-	-	-
Balance, June 30, 2008	$604,120	$383,406	$987,526

Other intangibles consist of the following:

	As of June 30, 2008			As of December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$301,630	$242,739	$544,369	$283,485	$260,884
Non-Compete Agreements	153,000	37,250	115,750	153,000	29,750	123,250
	$697,369	$338,880	$358,489	$697,369	$313,235	$384,134

We recorded amortization expense of $25,645 during the first six months of 2008 compared to $19,146 during the first half of 2007.  All of our intangible assets are subject to amortization under SFAS 142.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

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

Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of June 30, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R is effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for us in January 2009. We are currently evaluating the impact, if any, SFAS 160 will have on our financial position, results of operations and cash flows.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161:). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009.

2. STOCK-BASED COMPENSATION

We have one stock option plan which provides for stock option grants to non-employee directors.  No options have been awarded under this plan as of June 30, 2008.  We maintained two other stock option plans from 1995 until they expired in 2005 which provided for stock option grants to officers, key employees and non-employee directors.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period.  Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, and elected to adopt the standard using the modified prospective transition method.  Under this transition method, compensation cost associated with stock options recognized in 2006 includes:  (1) amortization related to the remaining unvested portion of all share based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) amortization related to all share based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Accordingly, stock compensation award expense is recognized over the requisite service period using the straight-line attribution method.  We recognized share based compensation expense of $7,625 for each of the quarters ended June 30, 2008 and 2007, respectively, and $15,250 for each of the six month periods ended June 30, 2008 and 2007, respectively, as a component of operating expenses.

During the six months ended June 30, 2008 and 2007, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	$2.050	296,200
Granted	-	-
Cancelled	-	-
Exercised	1.466	37,500
Outstanding, June 30, 2007	$2.140	258,700	4.86	$300,660
Exercisable, June 30, 2007	$1.880	228,700	4.62	$237,120

Outstanding, January 1, 2008	$2.11	236,700
Granted	-	-
Cancelled	-	-
Exercised	1.35	10,000
Outstanding, June 30, 2008	$2.15	226,700	3.70	$262,751
Exercisable, June 30, 2008	$2.00	210,700	3.56	$229,711

Other information pertaining to option activity during the six month periods ended June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	-	-
Total intrinsic value of stock options exercised	$8,029	$32,399

As of June 30, 2008 and 2007, there was $18,000 and $37,000, respectively, of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of two years.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$655,250	$396,692	$1,239,748	$1,743,042
Numerator for basic and diluted earnings per share	655,250	396,692	1,239,748	1,743,042
Denominator:
Weighted-average shares outstanding-basic	10,981,378	10,945,661	10,979,235	10,931,201

Effect of dilutive securities:
Stock options	94,962	185,394	92,867	195,294
Warrants	-	14,011	-	32,693
Dilutive potential common shares	94,962	199,405	92,867	227,987
Denominator for diluted earnings per share-weighted-average shares	11,076,340	11,145,066	11,072,102	11,159,188
Basic earnings per share	$0.06	$0.04	$0.11	$0.16
Diluted earnings per share	$0.06	$0.04	$0.11	$0.16

The net effect of converting stock options and warrants to purchase 165,700 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter and six months ended June 30, 2008, respectively.

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

c.
International Leathercraft, sells to both wholesale and retail customers.  It carries the same products as North American stores.  We started this operation in February 2008 and have one store located in Northampton, United Kingdom; and

d.	Other, which consists of Roberts, Cushman and Co., a producer of decorative hat trims sold directly to hat manufacturers.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	InternationalLeathercraft	Other	Total
For the quarter ended June 30, 2008
Net sales	$7,218,197	$6,235,427	$193,822	$200,518	$13,847,964
Gross profit	3,901,648	3,898,022	112,284	99,698	8,011,652
Operating earnings	524,619	571,869	(7,456)	2,486	1,091,518
Interest expense	(87,912)	-	-	-	(87,912)
Other income (expense), net	33,420	(134)	(6,993)	-	26,293
Income before income taxes	470,127	571,735	(14,449)	2,486	1,029,899

Depreciation and amortization	248,425	31,732	3,744	-	283,901
Fixed asset additions	150,013	6,660	2,007	-	158,680
Total assets	$34,790,281	$5,423,423	$501,521	$132,470	$40,847,695

For the quarter ended June 30, 2007
Net sales	$7,176,153	$5,842,198	-	$358,636	$13,376,987
Gross profit	4,088,106	3,448,293	-	149,270	7,685,669
Operating earnings	411,368	265,964	-	27,019	704,351
Interest expense	-	-	-	-	-
Other income (expense), net	21,419	6,103	-	-	27,522
Income before income taxes	432,787	272,067	-	27,019	731,873

Depreciation and amortization	81,562	46,441	-	-	128,003
Fixed asset additions	55,453	97,130	-	200	152,783
Total assets	$27,394,503	$5,722,016	-	$225,979	$33,342,498

	Wholesale Leathercraft	Retail Leathercraft	InternationalLeathercraft	Other	Total
For the six months ended June 30, 2008
Net sales	$13,956,408	$12,506,201	$235,559	$409,956	$27,108,124
Gross profit	7,620,702	7,806,491	142,008	183,473	15,752,674
Operating earnings	648,574	1,186,321	(48,917)	26,923	1,812,901
Interest expense	(169,653)	-	-	-	(169,653)
Other income (expense), net	314,028	(401)	(6,944)	-	306,683
Income before income taxes	792,949	1,185,920	(55,861)	26,923	1,949,931

Depreciation and amortization	438,114	63,757	6,391	1,062	509,324
Fixed asset additions	3,006,764	21,920	-	69,954	3,098,638
Total assets	$34,790,281	$5,423,423	$501,521	$132,470	$40,847,695

For the six months ended June 30, 2007
Net sales	$15,116,639	$12,096,416	-	$671,737	$27,884,792
Gross profit	8,769,992	7,228,900	-	284,730	16,283,622
Operating earnings	1,757,571	819,712	-	81,848	2,659,131
Interest expense	-	-	-	-	-
Other income (expense), net	71,849	4,665	-	-	76,514
Income before income taxes	1,829,420	824,377	-	81,848	2,735,645

Depreciation and amortization	152,697	82,812	-	(1,767)	233,742
Fixed asset additions	234,250	118,430	-	200	352,880
Total assets	$27,394,503	$5,722,016	-	$225,979	$33,342,498

Net sales for geographic areas for the three and six months ended June 30, 2008 and 2007 were as follows:

Three months ended June 30,	2008	2007
United States	$12,081,267	$11,842,509
Canada	1,229,723	1,076,195
All other countries	536,974	458,283
	$13,847,964	$13,376,987

Six months ended June 30,	2008	2007
United States	$23,613,163	$24,771,353
Canada	2,472,207	2,201,622
All other countries	1,022,754	911,817
	$27,108,124	$27,884,792

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or six-month periods ended June 30, 2008 or 2007.  We do not have any significant long-lived assets outside of the United States.

5.  MARKETABLE SECURITIES

Our investments are considered available-for-sale and consist of one auction rate security (“ARS”).  ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par.  The recent uncertainties in the credit markets have affected our holdings in our ARS investment as the auctions for this investment have failed to settle on the respective settlement dates.  Consequently, our investment is not currently liquid and we will not be able to access these funds until a future auction of this investment is successful or a buyer is found outside of the auction process.  We have classified this investment as a current asset because we believe that the issuer of the ARS has the ability to refinance this investment as evidenced by a partial redemption of our investment at par in July 2008.  In addition, recent announcements indicate a buyer is expected to emerge beginning in January 2009 with an offer to buy at par specific ARS positions if a pending issuer redemption or successful auction is not likely.  Nonetheless, there is no guarantee that redemption or sale of this investment will occur within the expected time frame.  However, as of June 30, 2008, the ARS was only 5.1% of our total cash position, and consequently we believe we currently have the ability to hold this ARS investment until maturity if need be.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation and our common stock trades on the American Stock Exchange under the symbol “TLF.”  We operate our business in four segments:  Wholesale Leathercraft, which operates wholesale stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates retail stores in North America under the trade name, Tandy Leather Company, International Leathercraft, which operates combination retail/wholesale stores outside of North America under the trade name, Tandy Leather Factory, and Other.  See Note 4 to the Consolidated Financial Statements for additional information concerning our segments.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather retail stores in 34 states and five Canadian provinces.  Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of August 1, 2008, we were operating 72 Tandy Leather retail stores located throughout the United States and Canada.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

The following tables present selected financial data of each of our four segments for the quarters ended June 30, 2008 and 2007.  Certain prior year amounts have been reclassified to conform to the current year presentation.

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$7,218,197	$524,619	$7,176,153	$411,368
Retail Leathercraft	6,235,427	571,869	5,842,198	265,964
International Leathercraft	193,822	(7,456)	-	-
Other	200,518	2,486	358,636	27,019
Total Operations	$13,847,964	$1,091,518	$13,376,987	$704,351

Consolidated net sales for the quarter ended June 30, 2008 increased $471,000 or 4%, compared to the same period in 2007.  Retail and Wholesale Leathercraft contributed $393,000 and $42,000 of additional sales, offset with a sales decrease of $158,000 in Other.  International Leathercraft added new sales of $194,000 in this year’s second quarter.  Operating income on a consolidated basis for the quarter ended June 30, 2008 was up 55% or $387,000 over the second quarter of 2007.

The following table shows in comparative form our consolidated net income for the second quarters of 2007 and 2006:
	2008	2007	% Change
Net income	$655,250	$396,692	65.2%

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group.  The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2008 and 2007:

	Quarter ended
Customer Group	06/30/08	06/30/07
RETAIL (end users, consumers, individuals)	25%	21%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	10%	9%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	41%	42%
MANUFACTURERS	9%	11%
NATIONAL ACCOUNTS	15%	17%
	100%	100%

Net sales were up minimally for the second quarter of 2008 as follows:

	Quarter Ended 06/30/08	Quarter Ended 06/30/07	$ change	% change
Same store sales (30)	$6,069,076	$6,316,463	$(247,387)	(3.9%)
National account group	1,149,121	859,690	289,431	33.7%
	$7,218,197	$7,176,153	$42,044	0.6%

Our same store sales declined 4% in the second quarter of 2008, as compared with the same period in 2007.  Compared to the second quarter of 2007, sales increased slightly in the retail and institution customer categories while sales to our wholesale and manufacturer customer groups were down, which we attribute to the general economic conditions.  Sales to our national account customers were up 34% for the quarter compared to the same quarter last year due to some one-time sales of merchandise normally stocked for Wal-Mart, a former customer.

Operating income for Wholesale Leathercraft during the quarter ended June 30, 2008 increased by $113,000 from the comparative 2007 quarter, an increase of 28%.  Operating expenses as a percentage of sales were 46.8%, down $300,000 from the second quarter of 2007.  Employee compensation decreased $300,000 as we trimmed our headcount in most of our support departments.  Outside services decreased $100,000 due to the elimination of various consulting services.  Rent expense decreased $80,000 due to moving our corporate offices and support units to a company-owned facility at the end of the first quarter of 2008.  Purchases of office and shipping supplies in our stores and support departments decreased $60,000 in the current quarter as well.  These reductions in operating expenses were partially offset by an increase in depreciation expense of $175,000, the cause of which is the building and various equipment placed in service at the end of the first quarter of 2008.

Retail Leathercraft

Our Retail Leathercraft operation consists of 72 Tandy Leather retail stores at June 30, 2008, compared to 68 stores at June 30, 2007.  Net sales were up approximately 7% for the second quarter of 2008 over the same quarter last year.  A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/08	Qtr Ended 06/30/07	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	68	$6,027,222	$5,842,198	$185,024	3.2%
New store sales	4	208,205	-	208,205	N/A
Total sales	72	$6,235,427	$5,842,198	$393,229	6.7%

The following table presents sales mix by customer categories for the quarters ended June 30, 2008 and 2007 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	06/30/08	06/30/07
RETAIL (end users, consumers, individuals)	60%	61%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	11%	10%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	28%	26%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	3%
	100%	100%

Sales to our Retail, Institution, and Wholesale customer groups in the second quarter of 2008 increased compared to the second quarter of 2007, while sales to our Manufacturer customer group declined.    These sales trends are consistent throughout the company – that is our retail business appears to be holding fairly steady while our wholesale business has declined.  We believe the weak economy is the primary reason for these sales trends.  The retail stores averaged approximately $29,000 in sales per month for the second quarter of 2008.

Operating income in the second quarter of 2008 increased $306,000 from the comparative 2007 quarter to 9.2% of sales, compared to 4.6% of sales in the second quarter of 2007.  Our gross margin improved from 59.0% to 62.5% due to the increase in retail sales, which brings a higher gross profit margin per sales dollar, and a reduction in sales to manufacturers, which brings a lower gross profit margin per sales dollar.  Operating expenses as a percentage of sales decreased slightly from 54.5% to 53.3%.

International Leathercraft

Sales totaled $194,000 for the second quarter of 2008, generated from our new store located in the UK.  The store was opened in February 2008.  Gross profit margin was 57.9%.  Operating expenses totaled $120,000, with the largest contributors being employee compensation, advertising and shipping to customers.

Other (Roberts, Cushman)

Sales decreased $158,000 or 44.1% for the second quarter of 2008.   Gross profit margin improved to 49.7% compared to 41.6% in the comparable quarter in 2007.  Operating income decreased $24,000 due to various overhead expenses.

Other Expenses

We paid $88,000 in interest expense in the second quarter of 2008 on the bank debt related to the building purchase compared to no interest expense in the second quarter last year.  We earned $32,000 during the second quarter of 2008 in interest income, down slightly from last year’s second quarter interest income earned of $34,000 due to a decrease in interest rates.  We recorded $6,000 in income during the second quarter of 2008 related to currency fluctuations from our Canadian and UK operations.  Comparatively, in the second quarter of 2007, we recorded an expense of $12,000 for currency fluctuations.

Six Months Ended June 30, 2008 and 2007

The following table presents selected financial data of each of our four segments for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$13,956,408	$648,574	$15,116,639	$1,757,571
Retail Leathercraft	12,506,201	1,186,321	12,096,416	819,712
International Leathercraft	235,559	(48,917)	-	-
Other	409,956	26,923	671,737	81,848
Total Operations	$27,108,124	$1,812,901	$27,884,792	$2,659,131

Consolidated net sales for the six months ended June 30, 2008 were down 3%, decreasing $776,000, compared to the same period in 2007.  Retail Leathercraft contributed additional sales of $410,000, offset by a combined sales decrease of $1.4 million from Wholesale Leathercraft and Other.  International Leathercraft added new sales of $236,000.  Operating income on a consolidated basis for the six months ended June 30, 2008 was down 31.8% or $846,000 compared to the first half of 2007.

The following table shows in comparative form our consolidated net income for the first half of 2008 and 2007:

	2008	2007	% change
Net income	$1,239,748	$1,743,042	(28.9)%

Wholesale Leathercraft

Net sales decreased 7.7%, or $1.2 million, for the first half of 2008 as follows:

	Six Months Ended 06/30/08	Six Months Ended 06/30/07	$ Change	% Change
Same store sales (29)	$11,744,151	$12,737,195	$(993,044)	(7.8)%
New store (1)	316,877	389,137	(72,260)	(18.6)%
National account group	1,895,380	1,990,307	(94,928)	(4.7)%
	$13,956,408	$15,116,639	$(1,160,231)	(7.7)%

The following table presents the combined sales mix by customer categories for the six months ended June 30, 2008 and 2007:

	Six Months Ended
Customer Group	06/30/08	06/30/07
RETAIL (end users, consumers, individuals)	27%	25%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	40%
MANUFACTURERS	9%	11%
NATIONAL ACCOUNTS	12%	16%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2008 decreased by $1.1 million from the comparative 2007 period, a decline of 63.1%.  Operating expenses decreased $40,000 for the first half of 2008, but were up as a percentage of sales from 46.4% in the first half of 2007 to 49.9% due to the decrease in sales.

Retail Leathercraft

Net sales were up approximately 3% for the first half of 2008 over the same period last year.

	# Stores	Six Months Ended 06/30/08	Six Months Ended 06/30/07	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	64	$11,739,052	$11,948,057	$(209,006)	(1.8)%
New store sales	8	767,149	148,359	618,790	N/A
Total sales	72	$12,506,201	$12,096,416	$409,784	3.4%

The following table presents sales mix by customer categories for the six months ended June 30, 2008 and 2007 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/08	06/30/07
RETAIL (end users, consumers, individuals)	62%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	9%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	28%	27%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	2%
	100%	100%

The retail stores averaged approximately $29,000 in sales per month for the first half of 2008.

Operating income for the first six months of 2008 increased $367,000 from the comparative 2007 period and as a percentage of sales, from 6.8% in the first half of 2007 to 9.5% in the first half of 2008.  Gross margin improved from 59.8% to 62.4% due to an increase in retail sales and the high margins associated with that selling level.  Operating expenses as a percentage of sales remained steady at 52.9% during the first half of 2008 as compared to the same period of 2007.

International Leathercraft

Sales totaled $236,000 for the first six months of 2008, generated from our new store located in the UK, which opened in February 2008.  Gross profit margin was 60.3%, which is slightly higher than the comparable U.S. stores.  The store’s higher profit margin is primarily due to the store’s unique sales mix and the level at which we set our selling prices in the UK.  We establish such levels to compensate for the higher cost of doing business overseas compared to the US.  We do not expect the gross margins to maintain this level in the future.  Operating expenses totaled $190,000 and the operating loss generated year-to-date totaled $49,000.

Other (Roberts, Cushman)

Sales decreased $262,000 in the first six months of 2008 compared to the same period in 2007.   Gross profit margins decreased by $101,000 and operating margin decreased by $55,000.  Operating expenses decreased by $46,000 in the first half of 2008 compared to 2007.

Other Expenses

We paid $170,000 in interest expense in the first six months of 2008 on our debt related to our building purchase compared to no interest expense in the first half of 2007.  We earned $73,000 in interest income in the six months ended June 30, 2008, down from last year’s interest income of $81,000.  We recorded $21,000 in income during the six months ended June 30, 2008 for currency fluctuations from our Canadian and UK operations.  Comparatively, in the first half of 2007, we recorded an expense of $5,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $37.6 million at year-end 2007 to $40.9 million at June 30, 2008.  The increase in cash and property, offset partially by the decrease in inventory, accounted for the increase.  Total stockholders’ equity increased from $29.8 million at December 31, 2007 to $31.0 million at June 30, 2008.  Most of the increase was attributable to earnings in the first half of this year.  Our current ratio fell from 7.5 at December 31, 2007 to 5.7 at June 30, 2008 due to the increase in the current portion of our debt.

Our investment in inventory decreased by $2.2 million at June 30, 2008 from year-end 2007.  The decrease is attributable a decrease in our purchases to match the sales trend.  Inventory turnover increased to an annualized rate of 3.66 times during the first half of 2008, from 3.13 times for the first half of 2007.  Inventory turnover was 3.19 times for all of 2007.  We compute our inventory turns as sales divided by average inventory.  At the end of the second quarter of 2008, our total inventory on hand was 6% below our internal targets for optimal inventory levels. We plan to increase our inventory in our central warehouse during the remainder of the year in order to maintain a sufficient inventory to support the stores’ needs.

Trade accounts receivable was $2.4 million at June 30, 2008, down $183,000 from $2.6 million at year-end 2007.  The average days to collect accounts for the first half of 2008 were 59.2 days, up from the first half of 2007 of 50.4 days.  We have adjusted our credit policy given the current economic environment and are analyzing our customers with open accounts to ensure collectability of the accounts.

Accounts payable increased $292,000 to $1.8 million at the end of the June 2008, due to an intentional slowdown of payments to vendors, taking full advantage of the payment terms.  Accrued expenses and other liabilities increased $721,000, the majority of which is the increase in inventory in transit to us at June 30, 2008 compared to December 31, 2007.

During the first half of 2008, cash flow provided by operating activities was $5.5 million.  The decrease in inventory, the increase in accounts payable and accrued expenses, and net income accounted for the majority of the cash provided.  Cash flow used in investing activities totaled $2.7 million, consisting of $3 million in fixed asset purchases, the majority of which was the improvements to the building, offset partially by the decrease in other assets.  Cash flow used by financing activities totaled $124,000, consisting of payments on our capital lease of $104,000 and payments on our building debt of $34,000, offset partially by proceeds from employee stock option exercises totaling $14,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 21, 2008.  At the meeting, stockholders elected seven directors to serve for the ensuing year.  Out of the 10,977,092 eligible votes, 8,096,815 were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security voting in person.  The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

To elect members of the Board of Directors:

	For	Against	Abstaining
Shannon L. Greene	7,273,852	822,963	-
T. Field Lange	7,904,217	192,598	-
Joseph R. Mannes	7,906,288	190,527	-
L. Edward Martin III	7,966,017	130,798	-
Ronald C. Morgan	7,968,288	128,527	-
Michael A. Nery	7,968,288	128,527	-
Wray Thompson	7,911,577	185,238	-

Item 6. Exhibits

Exhibit Number	Description
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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 14, 2008	By: /s/ Ronald C. Morgan
Ronald C. Morgan
Chief Executive Officer

Date: August 14, 2008	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)