Form 10-Q
period 2008-09-30
TANDY LEATHER FACTORY INC
filed 2008-11-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 8, 2008
Common Stock, par value $0.0024 per share	10,989,092

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
CURRENT ASSETS:
Cash	$8,523,574	$6,310,396
Certificates of deposit	1,858,000	-
Marketable securities	400,000	500,000
Accounts receivable-trade, net of allowance for doubtful accounts
of $104,000 and $104,000 in 2008 and 2007, respectively	1,959,430	2,538,816
Inventory	17,038,821	17,473,352
Deferred income taxes	249,274	256,938
Other current assets	974,662	1,102,836
Total current assets	31,003,761	28,182,338

PROPERTY AND EQUIPMENT, at cost	15,169,776	11,793,317
Less accumulated depreciation and amortization	(4,867,095)	(4,794,505)
	10,302,681	6,998,812

GOODWILL	981,904	990,536
OTHER INTANGIBLES, net of accumulated amortization of
$352,000 and $313,000 in 2008 and 2007, respectively	345,666	384,134
OTHER assets	344,486	1,095,686
	$42,978,498	$37,651,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,764,175	$1,497,564
Accrued expenses and other liabilities	3,615,419	2,072,640
Income taxes payable	67,910	67,150
Current maturities of long-term debt and capital lease obligations	463,892	135,000
Total current liabilities	6,911,396	3,772,354

DEFERRED INCOME TAXES	533,599	148,648

LONG-TERM DEBT, net of current maturities	3,763,125	3,915,000
CAPITAL LEASE OBLIGATION, net of current maturities	396,526	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
10,994,951 and 10,982,951 shares issued at 2008 and 2007, respectively;
10,989,092 and 10,977,092 shares outstanding at 2008 and 2007, respectively	26,388	26,359
Paid-in capital	5,456,823	5,419,477
Retained earnings	25,698,434	24,037,672
Treasury stock (5,859 shares at cost)	(25,487)	(25,487)
Accumulated other comprehensive income	217,694	357,483
Total stockholders' equity	31,373,852	29,815,504
	$42,978,498	$37,651,506

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007
NET SALES	$12,251,990	$12,806,333	$39,360,114	$40,691,125

COST OF SALES	5,108,833	5,864,699	16,464,284	17,465,869

Gross profit	7,143,157	6,941,634	22,895,830	23,225,256

OPERATING EXPENSES	6,377,674	6,836,357	20,317,446	20,460,848

INCOME FROM OPERATIONS	765,483	105,277	2,578,384	2,764,408

OTHER INCOME (EXPENSE):
Interest expense	(80,072)	(50,494)	(249,725)	(50,494)
Other, net	25,672	272,658	332,355	349,172
Total other income (expense)	(54,400)	222,164	82,630	298,678

INCOME BEFORE INCOME TAXES	711,083	327,441	2,661,014	3,063,086

PROVISION FOR INCOME TAXES	290,069	155,835	1,000,252	1,148,438

NET INCOME	$421,014	$171,606	$1,660,762	$1,914,648

NET INCOME PER COMMON SHARE-BASIC	$ 0.04	$ 0.02	$ 0.15	$ 0.17
NET INCOME PER COMMON SHARE-DILUTED	$ 0.04	$ 0.02	$ 0.15	$ 0.17

Weighted Average Number of Shares Outstanding:
Basic	10,988,092	10,968,635	10,982,209	10,943,817
Diluted	11,073,942	11,152,731	11,072,717	11,157,013

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,660,762	$1,914,648
Adjustments to reconcile net income to net
cash provided by (used in) operating activities-
Depreciation & amortization	758,364	470,832
Loss on disposal of assets	13,385	-
Non-cash stock-based compensation	22,875	22,876
Deferred income taxes	392,615	(18,149)
Other	(131,157)	233,465
Net changes in assets and liabilities:
Accounts receivable-trade, net	579,386	360,709
Inventory	434,531	(3,202,032)
Income taxes	760	(580,218)
Other current assets	128,174	98,716
Accounts payable	1,266,611	516,201
Accrued expenses and other liabilities	1,542,779	(992,879)
Total adjustments	5,008,323	(3,090,478)

Net cash provided by (used in) operating activities	6,669,085	(1,175,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,272,993)	(5,084,908)
Payments in connection with businesses acquired	-	(650,000)
Proceeds from sale of assets	39,556	25,339
Decrease (increase) in other assets	751,200	(120,267)
Purchase of certificates of deposit	(1,858,000)	-
Proceeds from sale of marketable securities	100,000	-

Net cash used in investing activities	(4,240,237)	(5,829,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	-	4,050,000
Payments on long-term debt and notes payable	(84,375)	-
Payments on capital lease obligations	(145,795)	(100,550)
Proceeds from issuance of common stock	14,500	73,860

Net cash provided by (used in) financing activities	(215,670)	4,023,310

NET CHANGE IN CASH	2,213,178	(2,982,355)

CASH, beginning of period	6,310,396	6,739,891

CASH, end of period	$8,523,574	$3,757,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$249,725	$50,494
Income taxes paid during the period, net of (refunds)	634,749	1,758,519

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	803,713	-

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2008 and 2007

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2006	10,879,209	$26,124	$5,292,591	$(25,487)	$20,949,540	$80,475	$26,323,243

Shares issued - stock options and warrants exercised	89,883	216	73,644	-	-	-	73,860
Stock-based compensation	-	-	22,876	-	-	-	22,876
Net income	-	-	-	-	1,914,648	-	1,914,648	$1,914,648
Translation adjustment	-	-	-	-	-	251,624	251,624	251,624
BALANCE, September 30, 2007	10,969,092	$26,340	$5,389,111	$(25,487)	$22,864,188	$332,099	$28,586,251

Comprehensive income for the nine months ended September 30, 2007	$2,166,272

BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,672	$357,483	$29,815,504

Shares issued - stock options exercised	12,000	29	14,471	-	-	-	14,500
Stock-based compensation	-	-	22,875	-	-	-	22,875
Net income	-	-	-	-	1,660,762	-	1,660,762	$1,660,762
Translation adjustment	-	-	-	-	-	(139,789)	(139,789)	(139,789)
BALANCE, September 30, 2008	10,989,092	$26,388	$5,456,823	$(25,487)	$25,698,434	$217,694	$31,373,852

Comprehensive income for the nine months ended September 30, 2008	$1,520,973

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Tandy Leather Factory, Inc. and its subsidiaries.  Unless the context indicates otherwise, references to “we”, “us”, and “our” refer to the consolidated operations of Tandy Leather Factory, Inc. and its subsidiaries.  In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2008 and December 31, 2007, and its results of operations and cash flows for the three and/or nine-month periods ended September 30, 2008 and 2007.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The components of inventory consist of the following:

	As of
	September 30, 2008	December 31, 2007
Inventory on hand:
Finished goods held for sale	$15,330,890	$16,482,845
Raw materials and work in process	438,828	633,188
Inventory in transit	1,269,103	357,319
	$17,038,821	$17,473,352

Goodwill and Other Intangibles.  Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets" (“SFAS 142”) prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent indicators of impairment during the interim.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2007, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first nine months of 2008.

A summary of changes in our goodwill for the periods ended September 30, 2008 and 2007 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2006	$362,733	$383,406	$746,139
Acquisitions and adjustments	225,000	-	225,000
Foreign exchange gain/loss	18,157	-	18,157
Impairments	-	-	-
Balance, September 30, 2007	$605,890	$383,406	$989,296

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2007	$607,130	$383,406	$990,536
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(8,632)	-	(8,632)
Impairments	-	-	-
Balance, September 30, 2008	$598,498	$383,406	$981,904

Other intangibles consist of the following:

	As of September 30, 2008			As of December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$310,703	$233,666	$544,369	$283,485	$260,884
Non-Compete Agreements	153,000	41,000	112,000	153,000	29,750	123,250
	$697,369	$351,703	$345,666	$697,369	$313,235	$384,134

We recorded amortization expense of $38,468 during the first nine months of 2008 compared to $38,718 during the first nine months of 2007.  All of our intangible assets are subject to amortization under SFAS 142.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

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

Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, SFAS 157 emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. SFAS 157 does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. In February 2008, FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays for one year the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities. Nonfinancial instruments affected by this deferral include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and financial liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for these items did not have a material impact on our financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments as of September 30, 2008 and we have not determined whether or not we will elect this option for financial instruments we may acquire in the future.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in January 2009.

2. STOCK-BASED COMPENSATION

We have one stock option plan which provides for stock option grants to non-employee directors.  No options have been awarded under this plan as of September 30, 2008.  We maintained two other stock option plans from 1995 until they expired in 2005 which provided for stock option grants to officers, key employees and non-employee directors.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period.  Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, and elected to adopt the standard using the modified prospective transition method.  Under this transition method, compensation cost associated with stock options recognized in 2006 includes:  (1) amortization related to the remaining unvested portion of all share based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) amortization related to all share based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Accordingly, stock compensation award expense is recognized over the requisite service period using the straight-line attribution method.  We recognized share based compensation expense of $7,625 for each of the quarters ended September 30, 2008 and 2007, respectively, and $22,875 for each of the nine-month periods ended September 30, 2008 and 2007, respectively, as a component of operating expenses.

During the nine months ended September 30, 2008 and 2007, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	$2.050	296,200
Granted	-	-
Cancelled	-	-
Exercised	1.466	51,500
Outstanding, September 30, 2007	$2.180	244,700	4.35	$289,420
Exercisable, September 30, 2007	$2.050	228,700	4.22	$256,380

Outstanding, January 1, 2008	$2.11	236,700
Granted	-	-
Cancelled	-	-
Exercised	1.21	12,000
Outstanding, September 30, 2008	$2.16	224,700	3.46	$262,001
Exercisable, September 30, 2008	$2.15	222,700	3.44	$259,461

Other information pertaining to option activity during the nine-month periods ended September 30, 2008 and 2007 are as follows:

	September 30, 2008	September 30, 2007
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	$30,500	$30,500
Total intrinsic value of stock options exercised	$8,779	$43,640

As of September 30, 2008 and 2007, there was $10,000 and $30,000, respectively, of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of two years.

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$421,014	$171,606	$1,660,762	$1,914,648
Numerator for basic and diluted earnings per share	421,014	171,606	1,660,762	1,914,648
Denominator:
Weighted-average shares outstanding-basic	10,988,092	10,968,635	10,982,209	10,943,817

Effect of dilutive securities:
Stock options	85,850	170,874	90,508	187,064
Warrants	-	13,222	-	26,132
Dilutive potential common shares	85,850	184,096	90,508	213,196
Denominator for diluted earnings per share-weighted-average shares	11,073,942	11,152,731	11,072,717	11,157,013

Basic earnings per share	$0.04	$0.02	$0.15	$0.18
Diluted earnings per share	$0.04	$0.02	$0.15	$0.17

The net effect of converting stock options and warrants to purchase 155,700 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter and nine months ended September 30, 2008, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Other	Total
For the quarter ended September 30, 2008
Net sales	$5,997,550	$5,726,164	$324,081	$204,195	$12,251,990
Gross profit	3,377,119	3,453,759	224,563	87,716	7,143,157
Operating earnings	435,790	234,743	55,008	39,942	765,483
Interest expense	(80,072)	-	-	-	(80,072)
Other income (expense), net	86,999	2,887	(64,214)	-	25,672
Income before income taxes	442,717	237,630	(9,206)	39,942	711,083

Depreciation and amortization	228,936	30,644	3,684	209	263,473
Fixed asset additions	148,597	27,404	19,018	-	195,019
Total assets	$36,495,134	$5,603,759	$695,395	$184,210	$42,978,498

For the quarter ended September 30, 2007
Net sales	$6,940,484	$5,657,198	-	$208,651	$12,806,333
Gross profit	3,608,272	3,254,075	-	79,287	6,941,634
Operating earnings	32,686	58,780	-	13,811	105,277
Interest expense	(50,494)	-	-	-	(50,494)
Other income (expense), net	264,792	7,866	-	-	272,658
Income before income taxes	246,984	66,646	-	13,811	327,441

Depreciation and amortization	181,113	35,050	-	2,477	218,640
Fixed asset additions	4,657,769	74,257	-	-	4,732,026
Total assets	$31,929,070	$5,548,815	-	$167,555	$37,645,440

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Other	Total
For the nine months ended September 30, 2008
Net sales	$19,953,958	$18,232,364	$559,641	$614,151	$39,360,114
Gross profit	10,997,820	11,260,249	366,572	271,190	22,895,830
Operating earnings	1,084,364	1,421,064	6,091	66,866	2,578,384
Interest expense	(249,725)	-	-	-	(249,725)
Other income (expense), net	401,027	2,486	(71,158)	-	332,355
Income before income taxes	1,235,666	1,423,550	(65,067)	66,866	2,661,014

Depreciation and amortization	660,311	94,401	10,081	1,266	766,058
Fixed asset additions	3,155,361	91,161	25,409	1,062	3,272,993
Total assets	$36,495,134	$5,603,759	$695,395	$184,210	$42,978,498

For the nine months ended September 30, 2007
Net sales	$22,057,123	$17,753,614	-	$880,388	$40,691,125
Gross profit	12,378,185	10,482,976	-	364,095	23,225,256
Operating earnings	1,790,257	878,492	-	95,659	2,764,408
Interest expense	(50,494)	-	-	-	(50,494)
Other income (expense), net	336,641	12,531	-	-	349,172
Income before income taxes	2,076,404	891,023	-	95,659	3,063,086

Depreciation and amortization	341,974	127,862	-	996	470,832
Fixed asset additions	4,892,019	192,687	-	200	5,084,906
Total assets	$31,929,070	$5,548,815	-	$167,555	$37,645,440

Net sales for geographic areas for the three and nine months ended September 30, 2008 and 2007 were as follows:

Three months ended September 30,	2008	2007
United States	$10,511,250	$11,423,156
Canada	1,078,747	1,072,842
All other countries	661,993	310,335
	$12,251,990	$12,806,333

Nine months ended September 30,	2008	2007
United States	$34,124,413	$36,194,509
Canada	3,550,955	3,274,464
All other countries	1,684,746	1,222,152
	$39,360,114	$40,691,125

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or nine-month periods ended September 30, 2008 or 2007.  We do not have any significant long-lived assets outside of the United States.

5.  MARKETABLE SECURITIES

Our investments are considered available-for-sale and consist of one auction rate security (“ARS”).  ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par.  We have classified this investment as a current asset because we sold it at par in October 2008.

 6.  NOTES PAYABLE AND LONG-TERM DEBT

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 195,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Proceeds in the amount of $4,050,000 were used to fund the purchase of the property.  On April 30, 2008, the principal balance was rolled into a 10-year term note with a 20-year amortization and accrues interest at a rate of 7.10% per annum.

At September 30, 2008 and 2007, the amount outstanding under the above agreement and other long-term debt consisted of the following:

	2008	2007
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007 in the principal amount of $4,050,000; rolled into a 10-year term note on April 30, 2008 - $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018
	$ 3,965,625	$ 4,050,000

Capital lease secured by HVAC equipment – total monthly principal and interest payments of $24,328 at approximately 5.7% interest per annum, matures February 2011	657,918	-
	4,623,543	4,050,000
Less - Current maturities	463,892	84,375
	$4,159,651	$3,965,625

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

Our Wholesale Leathercraft segment operates 30 company-owned wholesale stores in 20 states and three Canadian provinces.  These stores are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end-users.  Our Wholesale Leathercraft segment also includes our National Account group.

Our Retail Leathercraft segment operates company-owned Tandy Leather retail stores in 34 states and five Canadian provinces.  Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of November 1, 2008, we were operating 73 Tandy Leather retail stores located throughout the United States and Canada.

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

➢
We believe that the rise in oil and natural gas prices will increase the costs of the goods that we sell, including the costs of shipping those goods from the manufacturer to our stores and customers.  We further believe that a reduction in oil and gas prices does not guarantee a reduction in the costs of the goods that we sell as our suppliers may not pass those cost reductions on to us.

Various oils used to manufacture certain leather and leathercrafts are derived from petroleum and natural gas.  Also, the carriers who transport our goods rely on petroleum-based fuels to power their ships, trucks and trains.  They are likely to pass their increased costs on to us but are not obligated to pass their decreased costs on to us.  We are unsure how much of the cost increases we will be able to pass on to our customers.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

The following tables present selected financial data of each of our four segments for the quarters ended September 30, 2008 and 2007.  Certain prior year amounts have been reclassified to conform to the current year presentation.

	Quarter Ended September 30, 2008		Quarter Ended September 30, 2007
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$5,997,550	$435,791	$6,940,484	$32,686
Retail Leathercraft	5,726,164	234,743	5,657,198	58,780
International Leathercraft	324,081	55,008	-	-
Other	204,195	39,941	208,651	13,811
Total Operations	$12,251,990	$765,483	$12,806,333	$105,277

Consolidated net sales for the quarter ended September 30, 2008 decreased $554,000 or 4%, compared to the same period in 2007.  Retail Leathercraft contributed $69,000 of additional sales, offset with a sales decrease of $942,000 and $4,000 in Wholesale Leathercraft and Other, respectively.  International Leathercraft added new sales of $324,000 in this year’s third quarter.  Operating income on a consolidated basis for the quarter ended September 30, 2008 was up 627% or $660,000 over the third quarter of 2007, as a result of the increase in gross profit margin and the reduction in overall operating expenses.

The following table shows in comparative form our consolidated net income for the third quarters of 2008 and 2007:

	2008	2007	% Change
Net income	$421,014	$171,606	145.3%

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group.  The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2008 and 2007:

	Quarter ended
Customer Group	09/30/08	09/30/07
RETAIL (end users, consumers, individuals)	19%	21%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	39%	43%
MANUFACTURERS	10%	13%
NATIONAL ACCOUNTS	26%	15%
	100%	100%

Net sales were down for the third quarter of 2008, as compared to the corresponding period of 2007,  as follows:

	Quarter Ended 09/30/08	Quarter Ended 09/30/07	$ change	% change
Same store sales (30)	$5,289,155	$6,157,021	$(867,866)	(14.1)%
National account group	708,395	783,463	(75,068)	(9.6)%
	$5,997,550	$6,940,484	$(942,934)	(13.6)%

Our same store sales declined 14% in the third quarter of 2008, as compared with the same period in 2007.  Compared to the third quarter of 2007, sales decreased in all customer categories due to the general economic conditions in the U.S.  Sales to our National Account customers were down 10% for the quarter compared to the same quarter last year as we were unable to replace last year’s third quarter sales to Wal-Mart with sales to other customers this quarter.  Wal-Mart ceased being a customer in the first quarter of 2008.

Operating income for Wholesale Leathercraft during the quarter ended September 30, 2008 increased by $403,000, an improvement of more than 13 times operating income in the comparative 2007 quarter.  Operating expenses as a percentage of sales were 49.0%, down $600,000 from the third quarter of 2007.  Personnel costs, including compensation, employment taxes, insurance and 401(k) benefits, decreased $300,000 in the quarter as we are keeping our employee headcount low without sacrificing production and customer service.  Advertising expenses decreased $150,000, as we are doing more with electronic mail advertising as opposed to hard copy mailings.  Outside services decreased $90,000 due to the elimination of various consulting services.  Rent expense decreased $90,000 due to the move of our corporate offices and support units to a company-owned facility at the end of the first quarter of 2008.  Freight out is down $60,000 due to the reduction in sales this quarter.  In addition, purchases of office and shipping supplies in our stores and support departments decreased $50,000 in the current quarter as well.  These reductions in operating expenses were partially offset by an increase in depreciation expense of $50,000, the cause of which is the building and various equipment placed in service at the end of the first quarter of 2008, as well as an increase in telephone and utility expense totaling $70,000.

Retail Leathercraft

Our Retail Leathercraft operation consists of 73 Tandy Leather retail stores at September 30, 2008, compared to 71 stores at September 30, 2007.  Net sales were up approximately 1% for the third quarter of 2008 over the same quarter last year.  A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/08	Qtr Ended 09/30/07	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	70	$5,588,514	$5,654,320	$(65,806)	(1.2)%
New store sales	3	137,650	2,878	134,772	N/A
Total sales	73	$5,726,164	$5,657,198	$68,966	1.2%

The following table presents sales mix by customer categories for the quarters ended September 30, 2008 and 2007 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	09/30/08	09/30/07
RETAIL (end users, consumers, individuals)	61%	62%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	9%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	29%	28%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	3%
	100%	100%

Sales to our Retail, Institution, and Wholesale customer groups in the third quarter of 2008 increased compared to the third quarter of 2007, while sales to our Manufacturer customer group declined.    These sales trends are consistent throughout the company – that is, our retail business appears to be holding fairly steady while our wholesale business has declined.  We believe the weak economy is the primary reason for these sales trends.  The retail stores averaged approximately $27,000 in sales per month for the third quarter of 2008.

Operating income in the third quarter of 2008 increased $176,000 to 4.1% of sales, compared to 1.0% of sales in the third quarter of 2007.  Our gross margin improved from 57.5% to 60.3% due to the increase in retail sales, which brings a higher gross profit margin per sales dollar, and a reduction in sales to manufacturers, which brings a lower gross profit margin per sales dollar.  Operating expenses as a percentage of sales decreased slightly from 56.5% to 56.2%.

International Leathercraft

Sales totaled $324,000 for the third quarter of 2008, all of which were generated from our new store located in the UK.  The store was opened in February 2008.  Gross profit margin was 69.3%.  Operating expenses totaled $170,000, with the largest contributors being employee compensation ($40,000), advertising ($25,000), shipping to customers ($25,000) and rent ($15,000).

Other (Roberts, Cushman)

Sales decreased $4,000 or 2.1% for the third quarter of 2008.   Gross profit margin as a percentage of sales improved to 42.9% compared to 38.0% in the comparable quarter in 2007.  Operating income increased $26,000 due to the gross profit improvement and a reduction in personnel.

Other Expenses

We paid $80,000 in interest expense in the third quarter of 2008 on the bank debt related to the building purchase, compared to $50,000 in the third quarter last year.  We earned $31,000 during the third quarter of 2008 in interest income, up from last year’s third quarter interest income earned of $27,000, due to the increase in cash.  We recorded $30,000 in expense during the third quarter of 2008 related to currency fluctuations from our Canadian and UK operations.  Comparatively, in the third quarter of 2007, we recorded income of $6,000 for currency fluctuations.

Nine Months Ended September 30, 2008 and 2007

The following table presents selected financial data of each of our four segments for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$19,953,958	$1,084,364	$22,057,123	$1,790,257
Retail Leathercraft	18,232,364	1,421,064	17,753,614	878,492
International Leathercraft	559,641	6,091	-	-
Other	614,151	66,865	880,388	95,659
Total Operations	$39,360,114	$2,578,384	$40,691,125	$2,764,408

Consolidated net sales for the nine months ended September 30, 2008 were down 3%, or $1.3 million, compared to the same period in 2007.  Retail Leathercraft contributed additional sales of $478,000, offset by a combined sales decrease of $2.4 million from Wholesale Leathercraft and Other.  International Leathercraft added new sales of $559,000.  Operating income on a consolidated basis for the nine months ended September 30, 2008 was down 6.7% or $186,000 compared to the first nine months of 2007.

The following table shows in comparative form our consolidated net income for the first three quarters of 2008 and 2007:

	2008	2007	% change
Net income	$1,660,762	$1,914,648	(13.3)%

Wholesale Leathercraft

Net sales decreased 9.5%, or $2.1 million, for the first nine months of 2008, as compared to the corresponding period of 2007, as follows:

	Nine Months Ended 09/30/08	Nine Months Ended 09/30/07	$ Change	% Change
Same store sales (29)	$16,911,426	$18,729,902	$(1,818,476)	(9.7)%
New store (1)	438,757	553,451	(114,694)	(20.7)%
National account group	2,603,775	2,773,770	(169,995)	(6.1)%
	$19,953,958	$22,057,123	$(2,103,165)	(9.5)%

The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
Customer Group	09/30/08	09/30/07
RETAIL (end users, consumers, individuals)	25%	22%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	41%	43%
MANUFACTURERS	8%	15%
NATIONAL ACCOUNTS	18%	12%
	100%	100%

Operating income for Wholesale Leathercraft at the end of the first three quarters of 2008 decreased by $705,000 from the comparative 2007 period, a decline of 39.4%.  Operating expenses decreased $674,000 for the first nine months of 2008, but were up as a percentage of sales from 48.0% in the first nine months of 2007 to 49.7% due to the decrease in sales.

Retail Leathercraft

Net sales were up approximately 3% for the first three quarters of 2008 over the same period last year.

	# Stores	Nine Months Ended 09/30/08	Nine Months Ended 09/30/07	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	64	$17,060,659	$17,344,767	$(284,108)	(1.6)%
New store sales	9	1,171,705	408,847	762,858	N/A
Total sales	73	$18,232,364	$17,753,614	$478,750	2.7%

The following table presents sales mix by customer categories for the nine months ended September 30, 2008 and 2007 for our Retail Leathercraft operation:

	Nine Months Ended
Customer Group	09/30/08	09/30/07
RETAIL (end users, consumers, individuals)	63%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	28%	26%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	3%
	100%	100%

The retail stores averaged approximately $28,000 in sales per month for the first nine months of 2008 compared to a monthly average of $31,000 in the first nine months of 2007.

Operating income for the first nine months of 2008 increased $543,000 from the comparative 2007 period and as a percentage of sales, from 4.9% in the first three quarters of 2007 to 7.8% in the first three quarters of 2008.  Gross margin improved from 59.1% to 61.7% due to an increase in retail sales and the high margins associated with that selling level.  Operating expenses as a percentage of sales decreased slightly from 54.1% to 53.9% during the first nine months of 2008 as compared to the same period of 2007.

International Leathercraft

Sales totaled $559,000 for the first nine months of 2008, generated from our new store located in the UK, which opened in February 2008.  Gross profit margin was 65.5%, which is slightly higher than the comparable U.S. stores.  The store’s higher profit margin is primarily due to the store’s unique sales mix and the level at which we set our selling prices in the UK.  We establish such levels to compensate for the higher cost of doing business overseas compared to the US.  We do not expect the gross margins to maintain this level in the future.  Operating expenses totaled $360,000, and the operating income generated year-to-date totaled $6,000.

Other (Roberts, Cushman)

Sales decreased $266,000 in the first nine months of 2008 compared to the same period in 2007.   Gross profit margins decreased by $92,000 and operating margin decreased by $29,000.  Operating expenses decreased by $64,000 in the first three quarters of 2008 compared to 2007.

Other Expenses

We paid $250,000 in interest expense in the first nine months of 2008 on our debt related to our building purchase compared to $50,000 in interest expense in the first nine months of 2007.  We earned $103,000 in interest income in the nine months ended September 30, 2008, down slightly from last year’s interest income of $108,000 due to reductions in interest rates.  We recorded $9,000 in expense during the first three quarters of 2008 for currency fluctuations from our Canadian and UK operations.  Comparatively, in the first nine months of 2007, we recorded income of $1,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $37.6 million at year-end 2007 to $42.9 million at September 30, 2008.  The increase in cash, certificates of deposits and property, offset partially by the decrease in accounts receivable and inventory, accounted for the increase.  Total stockholders’ equity increased from $29.8 million at December 31, 2007 to $31.3 million at September 30, 2008.  Most of the increase was attributable to earnings in the first three quarters of this year.  Our current ratio fell from 7.5 at December 31, 2007 to 4.5 at September 30, 2008 due to the increase in accounts payable and accrued expenses.

Our investment in inventory decreased by $434,000 at September 30, 2008 from year-end 2007.  Inventory on hand decreased $1.3 million, but was partially offset by the amount of inventory on its way to us at September 30.  The large amount of inventory in transit is reasonable at this time of year as we stock for the fourth quarter and Christmas shopping season.  Inventory turnover increased to an annualized rate of 3.04 times during the first three quarters of 2008, from 2.86 times for the same period in 2007.  Inventory turnover was 3.19 times for all of 2007.  We compute our inventory turns as sales divided by average inventory.  At the end of the third quarter of 2008, our total inventory on hand was less than 1% above our internal targets for optimal inventory levels. We expect inventory to remain fairly stable for the remainder of the year.

Trade accounts receivable was $1.9 million at September 30, 2008, down $580,000 from $2.6 million at year-end 2007.  The average days to collect accounts for the first nine months of 2008 were 56 days, up slightly from the first nine months of 2007 of 55 days.  We continue to tighten our credit policy given the current economic environment and are carefully analyzing our customers with open accounts to ensure collectability of the accounts.

Accounts payable increased $1.2 million to $2.7 million at the end of September 2008, due to an intentional slowdown of payments to vendors accomplished by our efforts to take full advantage of the payment terms.  Accrued expenses and other liabilities increased $1.5 million, the majority of which represents the increase in inventory in transit to us at September 30, 2008 compared to December 31, 2007.

During the first three quarters of 2008, cash flow provided by operating activities was $6.6 million.  The increase in accounts payable and accrued expenses and net income accounted for the majority of the cash provided.  Cash flow used in investing activities totaled $4.1 million, consisting of $3 million in fixed asset purchases, the majority of which was the improvements to the building, and the increase in certificates of deposit, offset partially by the decrease in other assets.  Cash flow used by financing activities totaled $216,000, consisting of payments on our capital lease of $146,000 and payments on our building debt of $85,000, offset partially by proceeds from employee stock option exercises totaling $15,000.

We expect to fund our operating and liquidity needs as well as the planned expansion of Tandy Leather's retail store chain from a combination of current cash balances and internally generated funds.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2008. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	-	-	-	-
August 1 through August 31	-	-	-	-
September 1 through September 30	-	-	-	486,790 (1)
Total	-	-	-	486,790 (1)

(1)
On September 9, 2008, our Board of Directors approved a limited stock repurchase plan whereby all non-officer participants in The Leather Factory, Inc. Stock Ownership Plan (the “ESOP”) would have the option of selling the shares of our common stock distributed to them upon termination of the ESOP back to us. The option will remain open to the non-officer participants for a period of sixty days beginning on September 26, 2008 and ending on November 25, 2008. The purchase price of the shares will be calculated at a price-per-share equal to the closing price of a share of our common stock on the American Stock Exchange on the business day each non-officer participant notifies the ESOP administrator of his or her intent to sell his or her shares to us. As of September 30, 2008, we had not repurchased any of our shares in connection with this repurchase offer.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 14, 2008	By: /s/ Ronald C. Morgan
Ronald C. Morgan
Chief Executive Officer

Date: November 14, 2008	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)