Form 10-K
period 2008-12-31
TANDY LEATHER FACTORY INC
filed 2009-03-31
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

         (Mark One)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

        [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period ________ to ________

Commission File Number 1-12368
Tandy Leather Factory, Inc.
(exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1900 Southeast Loop 820, Fort Worth, TX 76140	817/872-3200
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0024	NYSE Amex

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $22,193,469 at June 30, 2008 (the last business day of its most recently completed second fiscal quarter).  At March 10, 2009, there were 10,664,555 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and kits.  During 2008, our consolidated sales totaled $53.2 million of which approximately 13% were export sales.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NYSE Amex (formerly the American Stock Exchange) under the symbol "TLF."

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

Our Development in Recent Years

We have expanded our wholesale chain by opening new stores and by numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996.  By 2000, we had grown to 27 Leather Factory stores located in the United States and two Leather Factory stores in Canada.   In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company.  In 2002, we began opening retail stores under the "Tandy Leather" name.  During that year, Tandy Leather purchased four independent leathercraft retail stores and opened another 10.  We also opened our thirtieth Leather Factory store - our third in Canada.  In 2003, we opened 12 Tandy Leather retail stores.  In 2004, we purchased three independent leathercraft retail stores and opened an additional nine stores in the U.S.  We also opened another store in Canada which is operating as a Tandy Leather retail store.  In November 2004, we acquired all of the issued and outstanding shares of capital stock of Heritan Ltd. and its parent, our primary Canadian competitor, headquartered in Barrie, Ontario.  The acquisition resulted in an additional three retail stores in Canada, bringing the total locations in Canada to seven - three Leather Factory stores and four Tandy Leather stores.  In 2005, we opened eight Tandy Leather retail stores.  In 2006, we opened 11 Tandy Leather retail stores and converted one wholesale store to a retail store.   In 2007, we purchased one independent leathercraft store and opened an additional nine retail stores – eight in the U.S. and one in Canada.  We also purchased Mid-Continent Leather Sales, Inc., a competitor located in Oklahoma, which became our thirtieth wholesale store.  In 2008, we opened one retail store in the U.S. and one combination wholesale and retail store in Northampton, United Kingdom.

At December 31, 2008, we operated 30 wholesale stores – 29 operating under the Leather Factory name (26 in the U.S. and three in Canada) and one operating under the Mid-Continent Leather Sales name.  We also operated 73 retail stores operating under the Tandy Leather name (67 in the U.S. and six in Canada) as well as one combination wholesale and retail store operating under the Tandy Leather Factory name in the United Kingdom.  Finally, we also own and operate Roberts, Cushman and Company, Inc., a distributor of custom hat trims.

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores.  The following tables provide summary information concerning the additions of facilities for our Leather Factory wholesale stores and Tandy Leather retail stores in each of our fiscal years from 1999 to 2008.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2008

	Leather Factory wholesale stores			Tandy Leather retail stores
Year Ended	Opened	Conversions(1)	Total	Opened (2)	Closed	Total
Balance Fwd			22			N/A
1999	4	0	26			N/A
2000	2	0	28	1*	0	1
2001	2	0	30	0	0	1
2002	1	(1)	30	14	1*	14
2003	0	0	30	12	0	26
2004	0	0	30	16	0	42
2005	0	0	30	8	0	50
2006	0	(1)	29	12	0	62
2007	1^	0	30	10	0	72
2008	0	0	30	1	0	73

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2)  Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 which was closed in 2002.
(^)  Wholesale store operating as Mid-Continent Leather Sales

No single customer’s purchases represent more than 5% of our total sales in 2008.  Sales to our five largest customers combined to represent 6.2%, 8.3% and 9.5%, respectively, of consolidated sales in 2008, 2007 and 2006.  While management does not believe the loss of one of these customers would have a significant negative impact on our operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Our Operating Divisions

We service our customers primarily through the operation of four divisions.  We identify those divisions based on management responsibility and customer focus.  The Wholesale Leathercraft division consists of thirty wholesale stores of which 27 are located in the United States and three are located in Canada.  As of March 1, 2009, the Retail Leathercraft division consists of 74 Tandy Leather retail stores of which 68 are located in the United States and six are located in Canada.  Both of these divisions sell leather and leathercraft-related products.  The International Leathercraft division consists of all stores, wholesale or retail, located outside of North America.  Currently, we have one such store located in the United Kingdom.  Our fourth business segment, referred to as “Other,” consists of our hatband manufacturer, Roberts, Cushman & Company, Inc.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and internationally through Leather Factory stores.   This segment had net sales of $26.4 million, $29.6 million and $31.0 million for 2008, 2007 and 2006, respectively.  The wholesale stores operate under the name “The Leather Factory”, with the exception of the one store we acquired in February 2007 which operates under the name “Mid-Continent Leather Sales.”

General  We operate wholesale stores in 20 states and three Canadian provinces.  The centers range in size from 2,600 square feet to 19,800 square feet, with the average size of a store being approximately 6,000 square feet.    The type of premises utilized for our wholesale stores is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access.  This type of location typically offers lower rents compared to other more retail-oriented locations.

Business Strategy  The Leather Factory business concept centers around the wholesale distribution of leather and related accessories to retailers, manufacturers and end users.  Our strategy is that a customer can purchase the leather, related accessories and supplies necessary to complete his project from one place.  The size and layout of the centers are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner.  Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles and grades offered.  The location of the stores is selected based on the location of customers, so that delivery time to customers is minimized.  A two-day maximum delivery time for phone, internet and mail orders is our goal.

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

Customers  Our customer base consists of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers and retailers dispersed geographically throughout the world.  Wholesale sales constitute the majority of our business, although retail customers may purchase products from our wholesale stores.  The Wholesale Leathercraft division’s sales generally do not reflect significant seasonal patterns.

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographical areas where we do not have a wholesale store.  An unrelated person operating an existing business who desires to become an ASC must submit an application and upon approval, place a minimum initial order.  There are also minimum annual purchase amounts to which the ASC must adhere in order to maintain ASC status.  In exchange, the benefits to the ASC are free advertising in various sale flyers produced and distributed by us, price breaks on many products, advance notice of new products, and priority shipping and handling on all orders.  Our wholesale stores service 151 ASC's:  87 located in the U.S., 42 located in Canada, and 22 located outside North America.

Merchandise  Our products are generally organized into thirteen categories.  We carry a wide assortment of products including leather, lace, hand tools, kits and craft supplies.  We operate a light manufacturing facility in Fort Worth whose processes generally involve cutting leather into various shapes and patterns using metal dies.  The factory produces approximately 20% of our products and also assembles and repackages products as needed.  Products manufactured in our factory are distributed through our stores under the TejasTM brand name.  We also distribute product under the Tandy LeatherTM and Dr. Jackson'sTM brands.  We develop new products through the ideas and referrals of customers and store personnel as well as the tracking of fads and trends of interest in the market.

We offer an unconditional satisfaction guarantee to our customers.  Simply stated, we will accept product returns for any reason.  We believe this liberal policy promotes customer loyalty.  We offer credit terms to our non-retail customers, upon receipt of a credit application and approval by our credit manager.  Generally, our open accounts are net 30 days.

During 2008 and 2007, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2008 Sales Mix	2007 Sales Mix
Belts strips and straps	2%	3%
Books, patterns, videos	1%	2%
Buckles	4%	4%
Conchos^	5%	4%
Craft supplies	6%	4%
Custom tools and hardware	0%	0%
Dyes, finishes, glues	6%	5%
Hand tools	12%	12%
Hardware	7%	8%
Kits	8%	7%
Lace	9%	10%
Leather	36%	37%
Stamping tools	4%	4%
	100%	100%

^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable.  Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors.  For additional information regarding our cash, inventory and accounts receivable at the end of 2008 and 2007, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers  We purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States and in approximately 15 foreign countries. In 2008, our ten largest vendors accounted for approximately 70% of our inventory purchases.

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

Distribution  The wholesale stores receive the majority of their inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor.  Inventory is shipped to the stores from our central warehouse once a week to meet customer demand without sacrificing inventory turns.  Customer orders are filled as received, and we do not have backlogs.

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level.  We generally maintain higher inventories of imported items to ensure a continuous supply.  The number of products offered changes every year due to the introduction of new items and the discontinuance of others.  We carry approximately 2,800 items in the current lines of leather and leather-related merchandise.  All items are offered in all stores.

Expansion  Our wholesale store expansion across the United States has been fairly consistent since we purchased the original six stores in 1985.  We opened our thirtieth store in August 2002.  We converted one wholesale (Leather Factory) store to a retail (Tandy Leather) store in 2006, reducing the number of wholesale stores to29.  We acquired Mid-Continent Leather Sales in 2007, a wholesale store located in Oklahoma, increasing the number of wholesale stores to 30.  While we do not believe there is a significant and immediate opportunity for expansion of the Leather Factory distribution system in terms of opening additional locations, we do believe expansion could be achieved by acquiring companies in related areas/markets which offer collaborative advantages based on the local markets and/or the product lines of the businesses.

Retail Leathercraft

Our Retail Leathercraft division consists of a growing chain of retail stores operating under the name, Tandy Leather.  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and best-known supplier of leather and related supplies used in the leathercraft industry.  We offer a product line of quality tools, leather, accessories, kits and teaching materials.   This segment had net sales of $25.2 million, $24.7 million and $22.5 million for 2008, 2007 and 2006, respectively.

General     As of March 1, 2009, the Tandy Leather retail chain has 74 stores located in 35 states and five Canadian provinces with plans to reach 100 to 120 stores as opportunities arise over the next several years.  The stores range in size from 1,200 square feet to 3,800 square feet, with the average size of a store being approximately 2,000 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.

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

The retail stores serve walk-in, mail and phone order customers as well as orders generated from our website, www.tandyleatherfactory.com.  Our retail stores are staffed by knowledgeable sales people whose compensation is based, in part, upon the profitability of their store.  Sales by Tandy Leather are driven by the efforts of the store staff, trade shows, and our direct mail and e-mail marketing program.

Customers  Individual retail customers are our largest customer group, representing more than 65% of Tandy Leather's 2008 sales.  Youth groups, summer camps, schools and a limited number of wholesale customers complete our customer base.  Like the wholesale stores, the retail stores fill orders as they are received, and there is no order backlog.  The retail stores maintain reasonable amounts of inventory to fill these orders.  Tandy Leather’s retail store operations historically generate slightly more sales in the fourth quarter of each year (30-32%), while the other three quarters remain fairly even at 23-25% per quarter.

Merchandise  Our products are generally organized into thirteen categories.  We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes and stamping tools.  During 2008 and 2007, Retail Leathercraft division sales by product category were as follows:

Product Category	2008 Sales Mix	2007 Sales Mix
Belts strips and straps	4%	4%
Books, patterns, videos	3%	3%
Buckles	4%	4%
Conchos	4%	4%
Craft supplies	4%	3%
Dyes, finishes, glues	8%	8%
Hand tools	15%	16%
Hardwre	6%	6%
Kits	11%	11%
Lace	4%	4%
Leather	31%	31%
Stamping tools	6%	6%
	100%	100%

As indicated above, the products sold in our retail stores are also sold in our wholesale stores.  Therefore, the discussion above regarding products, their sources and the working capital requirements for the Wholesale Leathercraft division also apply to the Retail Leathercraft division.  Sales at the retail stores are generally made through cash transactions or through national credit cards.  We also sell on open account to selected wholesale customers including schools and other institutions and small retailers.  Our terms are generally net 30 days.  Like the wholesale stores, the retail stores have an unconditional return policy.

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

Distribution The retail stores receive their inventory from our central warehouse located in Fort Worth, Texas.  The stores generally restock their inventory once a week with a shipment from the warehouse.  Retail Leathercraft’s inventory turns are higher than Wholesale Leathercraft’s because the Wholesale Leathercraft calculation includes the central warehouse inventory whereas the Retail Leathercraft calculation includes only the inventory in the Tandy Leather retail stores.

Expansion  We intend to expand the Tandy Leather retail store chain to between 100 and 120 stores throughout North America as it makes financial sense to do so. 14 stores were opened in 2002; 12 stores were opened in 2003; 16 were opened in 2004 (including four in Canada); eight were opened in 2005, 12 were opened in 2006, ten were opened in 2007 and one was opened in 2008.  Of the 72 stores opened to date, 11 were independent leathercraft stores that we acquired.  Separately, these acquisitions are not material.  The other 62 stores have been de novo stores opened by us.  In 2009, we plan to open four retail stores. We have already opened one and anticipate the remaining three to be opened in the middle to last half of the year.

International Leathercraft

Our International Leathercraft division consists of company-owned stores located outside of North America.  Currently, we have one wholesale and retail combination store located in Northampton, United Kingdom, which we opened in February 2008.  It operates under the Tandy Leather Factory trade name.  This segment had net sales of $836,000 in 2008.

Business Strategy   The business concept for our International Leathercraft division is a blending of our Leather Factory and Tandy Leather business strategies – the wholesale distribution of leather and related accessories to retailers, manufacturers and other businesses, as well as the promotion and continuance of leathercraft through education and development of the retail customers.  The store is located in a 6,600 square foot building in a light industrial area.  We maintain sufficient inventory so that our customers can purchase the leather, related accessories and supplies necessary to complete their projects from one supplier.  The layout of the store is such that large quantities of product can be displayed in an easily accessible and visually appealing manner.  The store services walk-in, mail and phone order customers as well as orders generated from its website, www.tandyleatherfactory.co.uk.  Sales are driven by the efforts of the store staff, trade shows, and our direct mail and e-mail marketing programs.

Customers   The growing customer base consists of individuals, wholesale distributors, equine-related shops, cobblers, dealers, and retailers dispersed geographically throughout the UK and Europe.  Retail sales generally occur via cash transactions or through national credits cards.  We also sell on open account to selected wholesale customers including dealers, manufacturers, and retailers.  Like our USA stores, our UK store has an unconditional return policy.

Merchandise   The products sold in our UK store are also sold in our USA stores.  Therefore, the discussion above regarding products, their sources and the working capital requirements for the Wholesale and Retail Leathercraft divisions also apply here.

Operations   Hours of operation are 8:00 am to 5:00 pm Monday through Friday, and from 8:00 am to 2:00 pm on Saturdays.  Selling prices are consistent with the USA store pricing, adjusted for currency fluctuation.

Distribution   The UK store receives the majority of its inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor.  Inventory is shipped from our warehouse to the store several times per month to meet customer demand without sacrificing inventory turns.  Customer orders are filled as received, and we do not have backlogs.

Expansion   We intend to expand further internationally although have no specific plans or time frame at this time.  We will continue to grow our customer base throughout Europe as well as other parts of the world so that we can support additional stores.

Other

Roberts, Cushman, founded in 1856, supplies made-to-order trimmings to the headwear industry.  This segment had net sales of $745,000, $1.1 million, and $1.7 million for 2008, 2007 and 2006, respectively.  This segment is immaterial to our overall business strategy.

For more information about our business and our reportable segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 8.

Additional Information

Compliance With Environmental Laws Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings or competitive position.

Employees As of December 31, 2008, we employed 458 people, 367 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

Intellectual Property     We own approximately 20 registered trademarks, including federal trade name registrations for "The Leather Factory" and "Tandy Leather Company."  We also own approximately 20 registered foreign trademarks worldwide.

We own approximately 500 registered copyrights in the United States covering more than 600 individual works relating to various products.  We also own several United States patents for specific belt buckles and leather-working equipment.  These rights are valuable assets, and we defend them as necessary.

International Operations Information regarding our revenues from the United States and abroad and our long-lived assets are found in Note 14 to our Consolidated Financial Statements, Segment Information.

Our Website and Availability of SEC Reports     We file reports with the Securities and Exchange Commission ("SEC").  These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings.  The public may read any of these filings at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC  20549.  In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Further, the SEC maintains an Internet site that contains reports, proxy and information statements and other information concerning us.  You can connect to this site at http://www.sec.gov.

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

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 27, 2009:

Name and Age	Position and Business Experience During Past Five Years	Served as Officer Since
J. Wray Thompson, 77	Chairman of the Board since June 1993; Chief Executive Officer from June 1993 to December 2006	1993

Ronald C. Morgan, 61	Chief Executive Officer since January 2007; President since January 2001; Chief Operating Officer since June 1993	1993

Jon W. Thompson, 47	President since June 2008; Senior Vice President since June 1993	2008

Shannon L. Greene, 43	Chief Financial Officer since May 2000	2000

Mark J. Angus, 48	Senior Vice President since June 2008; Vice President of Merchandising since June 1993	2008

Robin L. Morgan, 58	Vice President of Administration since June 1993	1993

Wray Thompson has served as our Chairman of the Board since June 1993.  He served as Chief Executive Officer from June 1993 to December 2006.  He also served as President from June 1993 to January 2001.  Mr. Thompson was a co-founder of the company.

Ronald C. Morgan has served as our Chief Executive Officer since January 2007.  He has also served as President and Chief Operating Officer from January 2001 to June 2008 and director since June 1993.  Mr. Morgan was also a co-founder of the company.  Mr. Morgan is married to Robin L. Morgan, our Vice President.

Jon W. Thompson has served as President and Chief Operating Officer since June 2008, following the resignation of Ron Morgan.  He served as Senior Vice President from June 1993 to June 2008.  Mr. Thompson is the son of Wray Thompson, Chairman of the Board.

Shannon L. Greene has served as our Chief Financial Officer and Treasurer since May 2000 and director since January 2001.  Ms. Greene is also our Chief Accounting Officer.  Ms. Greene, a certified public accountant, also serves on our 401(k) Plan committee.  Her professional affiliations include the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and its Fort Worth chapter, the Fort Worth Association for Financial Professionals, and the Financial Executives International.  She also sits on the Board of Directors of the U.S. Chamber of Commerce.

Mark J. Angus has served as Senior Vice President since June 2008, following Jon Thompson’s resignation.  He served as Vice President of Merchandising since January 1993.

Robin L. Morgan has served as our Vice President of Administration and Assistant Secretary since June 1993.  She   serves as chairman of our 401(k) Plan committee.  Ms. Morgan is married to Ronald C. Morgan, our CEO.

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

ITEM 2.   PROPERTIES

We lease all of our store locations premises, with the majority of our stores having initial lease terms of approximately five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  The properties leased by our Wholesale Leathercraft (Leather Factory stores), Retail Leathercraft (Tandy Leather stores), and International Leathercraft divisions are described in Item 1 in the description of each segment.  We also lease a 284 square-foot showroom in the Denver Merchandise Mart for $5,908 per year.  This lease will expire in October 2011.

We own our corporate headquarters, which includes our central warehouse and manufacturing facility, the sales, advertising, administrative, and executive offices, and the administrative offices of Roberts, Cushman.  The facility consists of 191,000 square feet located on approximately 30 acres.

The following table summarizes the locations of our leased premises as of December 31, 2008:

State	Wholesale Leathercraft	Retail Leathercraft	International
Alabama	-	1	-
Alaska	-	1	-
Arizona	2	2	-
Arkansas	-	1	-
California	3	7	-
Colorado	1	3	-
Connecticut	-	1	-
Florida	1	3	-
Georgia	-	1	-
Idaho	-	1	-
Illinois	1	1	-
Indiana	-	2	-
Iowa	1	-	-
Kansas	1	-	-
Kentucky	-	1	-
Louisiana	1	-	-
Maryland	-	1	-
Massachusetts	-	1	-
Michigan	1	1	-
Minnesota	-	2	-
Missouri	1	2	-
Montana	1	-	-
Nebraska	-	1	-
Nevada	-	2	-
New Mexico	1	2	-
New York	-	1	-
North Carolina	-	2	-
Ohio	1	2	-
Oklahoma	1	2	-
Oregon	1	-	-
Pennsylvania	1	2	-
South Carolina	-	1	-
South Dakota	-	1	-
Tennessee	1	3	-
Texas	5	9	-
Utah	1	2	-
Virginia	-	1	-
Washington	1	2	-
Wisconsin	-	1	-
Wyoming	-	1

Canadian locations:
Alberta	1	1	-
British Columbia	-	1	-
Manitoba	1	-	-
Nova Scotia	-	1	-
Ontario	1	2	-
Quebec	-	1	-

International locations:
United Kingdom	-	-	1

ITEM 3.   LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business but are not currently a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NYSE Amex using the symbol “TLF”.  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2008	High	Low	2007	High	Low
4th quarter	$2.75	$1.72	4th quarter	$7.15	$2.70
3rd quarter	$3.07	$2.49	3rd quarter	$7.55	$5.80
2nd quarter	$3.37	$2.63	2nd quarter	$7.50	$6.85
1st quarter	$3.32	$2.30	1st quarter	$8.25	$6.81

There were approximately 526 stockholders of record on March 1, 2009.

We have never declared or paid any cash dividends on the shares of our common stock.   Our Board of Directors has historically followed a policy of reinvesting our earnings in the expansion of our business.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2008 that were not registered under the Securities Act.

The following table provides information about purchases we have made of our common stock during the quarter ended December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	194,610	$2.67	194,610	292,180
November 1 through November 30	73,332	$2.35	73,332	218,848
December 1 through December 31	56,595	$1.96	56,595	-0-
Total	324,537(1)	$2.47	324,537	-0-

(1)
On September 9, 2008, our Board of Directors approved a limited stock repurchase plan whereby all non-officer participants in The Leather Factory, Inc. Stock Ownership Plan (the “ESOP”) would have the option of selling the shares of our common stock distributed to them upon termination of the ESOP back to us. The option remained open to the non-officer participants for a period of sixty days beginning on September 26, 2008 and ending on November 25, 2008. The purchase price of the shares was calculated at a price-per-share equal to the closing price of a share of our common stock on the American Stock Exchange on the business day each non-officer participant notified the ESOP administrator of his or her intent to sell his or her shares to us. All of the 324,537 shares we repurchased between October 1 and December 31, 2008 were repurchased in connection with the termination of the ESOP.

Stockholder Return Performance Graph

The line graph below compares the yearly percentage change in our cumulative five-year total stockholder return on our common stock with the Standard & Poor’s SmallCap 600 Index and the S&P Specialty Stores Index.  The graph assumes that $100 was invested on December 31, 2003 in our common stock, the Standard & Poor’s SmallCap 600 Index, and the S&P Specialty Stores Index, and that all dividends were reinvested.  The returns shown on the graph are not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
Tandy Leather Factory, Inc.

Company Name / Index	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
TANDY LEATHER FACTORY	100	73.35	141.53	166.74	67.56	44.42
S&P SMALLCAP 600 INDEX	100	122.65	132.07	152.04	151.58	104.48
S&P SPECIALTY STORES	100	105.20	124.25	151.04	110.87	70.30

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

Income Statement Data, Years ended December 31,	2008	2007	2006	2005	2004
Net sales	$53,237,094	$55,317,002	$55,199,021	$50,719,574	$46,146,284
Cost of sales	21,857,800	23,644,599	23,566,251	21,964,530	20,706,239
Gross profit	31,379,294	31,672,403	31,632,770	28,755,044	25,440,045
Operating expenses	27,200,150	27,161,402	24,565,056	23,181,633	21,181,599
Operating income	4,179,144	4,511,001	7,067,714	5,573,411	4,258,446
Operating income per share - basic	$0.38	$0.41	$0.65	$0.52	$0.40
Operating income per shares - diluted	$0.38	$0.40	$0.64	$0.51	$0.39
Other (income) expense	67,072	(316,831)	(98,391)	(134,502)	44,800
Income (loss) before income taxes	4,112,072	4,827,832	7,166,105	5,707,913	4,213,646
Income tax provision (benefit)	1,507,891	1,739,701	2,389,039	1,994,199	1,559,605
Net income (loss)	$2,604,181	$3,088,131	$4,777,066	$3,713,714	$2,654,041

Earnings (loss) per share	$0.24	$0.28	$0.44	$0.35	$0.25

Earnings (loss) per share- assuming dilution	$0.24	$0.28	$0.43	$0.34	$0.24

Weighted average common shares outstanding for:
Basic EPS	10,931,306	10,951,481	10,643,004	10,643,004	10,543,994
Diluted EPS	11,015,657	11,157,775	10,976,240	10,976,240	10,957,518

Balance Sheet Data, as of December 31,	2008	2007	2006	2005	2004
Cash and certificates of deposit	$10,821,298	$6,810,396	$6,739,981	$3,215,727	$2,560,202
Total assets	40,975,913	37,651,506	31,916,635	25,680,473	22,167,163
Capital lease obligation, including current portion	593,949	-	111,723	245,789	379,857
Long-term debt, including current portion	3,915,000	4,050,000	-	-	505,154
Total Stockholders’ Equity	$31,264,762	$29,815,504	$26,323,243	$21,257,857	$17,310,233

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We intend for the following discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year and the primary factors that accounted for those changes, as well as how particular accounting principles affect our financial statements.  This discussion also provides information about the financial results of the various segments of our business so you may better understand how those segments and their results affect our financial condition and results of operations as a whole.  Finally, we have identified and discussed trends known to management that we believe are likely to have a material effect.

This discussion should be read in conjunction with our financial statements as of December 31, 2008 and 2007 and the two years then ended and the notes accompanying those financial statements.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

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

We operate in four segments.  First, Wholesale Leathercraft, consisting of our Leather Factory stores and our national account group, is the largest source of our revenues ($26.4 million in 2008).  This division has generally offered steady but modest increases in sales.  Sales in 2008 declined 10.6%.  The wholesale stores’ sales declined 10% compared to 2007 and national account sales were down 12%.  Much of the sales decline at the stores is attributed to an overall weakness in consumer spending, which results in fewer purchases of our products by small businesses.  The decline in national account sales is related to weaker consumer spending as well as the expected decline in sales to one customer who stopped purchasing from us in the first quarter of 2008.

Since acquiring its assets in 2000, we have focused on re-establishing Tandy Leather as the operator of retail leathercraft stores.  These retail stores comprise our second segment, Retail Leathercraft.  Because of growth here, this segment has experienced the greatest increases in sales ($25.2 million in 2008, up from $24.6 million in 2007).  Our business plan calls for opening an average of 10-12 stores annually as we work toward a goal of 100+ stores from 73 stores at the end of 2008.  We have slowed down our new store openings in recent years due to the general economic conditions in the U.S.  We plan to open 4 new stores in 2009, one of which was opened in the first quarter.

Our third segment is International Leathercraft, which consists of stores located outside of North America.  Currently, we have one retail/wholesale combination store located in the United Kingdom, which was opened in February 2008.  It is our intention to add more stores to this segment once we have a large enough customer base to support additional stores.

We refer to our fourth segment as “Other”.  It consists of Roberts, Cushman, a supplier of trimmings for headwear.  Its operations are not material to us.

On a consolidated basis, a key indicator of costs, gross margin as a percent of total net sales, held steady in 2007 and increased in 2008.  Operating expenses as a percent of total net sales in 2008 increased 2.0% from 2007.  Operating expenses increased 4.6% as a percentage of total net sales in 2007 when compared with 2006.  The increase in operating expenses in 2007 was due to our delayed response to cut expenses on weaker than expected sales, particularly in the second and third quarters.  We were much more successful in our control of operating expenses in 2008, given the continued weak sales environment.

We reported consolidated net income for 2008 of $2.6 million.  Consolidated net income for 2007 and 2006 was $3.1 million and $4.8 million, respectively.  We have used our cash flow to fund our operations, to fund the opening of new Tandy Leather stores, to purchase necessary property and equipment and make acquisitions of small competitors in the retail and wholesale market.  In 2007, we incurred $4.0 million in bank debt to purchase a 191,000 square foot building to house our corporate headquarters and central support units.  We moved into that facility in the first quarter of 2008.  At the end of 2009, our stockholders’ equity had increased to $31.3 million from $29.8 million the previous year.

Comparing the December 31, 2008 balance sheet with the prior year’s balance sheet, we reduced our investment in inventory from $17.5 million to $16.0 million, while total cash (including certificates of deposit and other short-term investments) increased from $6.8 million from $10.8 million.

Net Sales

Net sales for the three years ended December 31, 2008 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Other	Total Company	Incr (Decr) from Prior Year
2008	$26,423,858	$25,231,145	$836,535	$745,556	$53,237,094	(3.8)%
2007	$29,555,978	$24,663,750	-	$1,097,274	$55,317,002	0.2%
2006	$31,068,188	$22,520,461	-	$1,610,372	$55,199,021	8.8%

Our net sales fell by 3.8% in 2008 when compared with 2007 and grew by 0.2% in 2007 when compared with 2006.  The 2008 sales decline resulted primarily from our Wholesale Leathercraft segment, offset somewhat by an increase in Retail Leathercraft sales and the sales from our new International Leathecraft segment, although sales at our retail stores have slowed down somewhat due to an overall slowdown in consumer spending in 2007 and 2008.  The reduction in sales in our wholesale stores is also the result of the overall economic slowdown in the U.S.

Costs and Expenses

In general, our gross profit as a percentage of sales (our gross margin) fluctuates based on the mix of customers we serve, the mix of products we sell and our ability to source products globally.  Our negotiations with suppliers for lower pricing are an on-going process, and we have varying degrees of success in those endeavors.  Sales to retail customers tend to produce higher gross margins than sales to wholesale customers due to the difference in pricing levels.  Therefore, as retail sales increase in the overall sales mix, higher gross margins tend to follow.  Finally, there is significant fluctuation in gross margins between the various merchandise categories we offer.  As a result, our gross margins can vary depending on the mix of products sold during any given time period.

For 2008, our cost of sales decreased as a percentage of total net sales when compared to 2007, resulting in an increase in consolidated gross profit margin from 57.3% to 58.9%.  Our total cost of sales as a percentage of our total net sales held steady from 2006 to 2007, resulting in a consolidated gross profit margin at 57.3% in both years.  Increases in gross margin are primarily due to increased retail sales from year to year.

Our gross margins for the three years ended December 31, 2008 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Other	Total Company
2008	56.5%	61.6%	68.4%	44.1%	58.9%
2007	55.7%	59.7%	-	44.8%	57.3%
2006	56.1%	60.8%	-	32.1%	57.3%

Our operating expenses increased 2.0% as a percentage of total net sales to 51.1% in 2008 when compared with 49.1% in 2007.  This increase indicates that our operating expenses grew faster than our sales during this period.  However, 2008 operating expenses were only $38,000 higher than those of 2007.  Significant expense fluctuations in 2008 compared to 2007 are as follows:

Expense	2008 amount	Incr (decr) over 2007
Employee compensation & benefits	$14.0 million	$(160,000)
Rent & utilities	4.1 million	323,000
Depreciation and amortization	985,000	350,000
Advertising	3.0 million	(400,000)
Freight out – shipping product to customers	1.5 million	(140,000)
Property taxes	260,000	135,000
Outside services	260,000	(240,000)

Our operating expenses increased 4.6% as a percentage of total net sales to 49.1% in 2007 when compared with 44.5% in 2006.  Significant expense fluctuations in 2007 compared to 2006 are as follows:

Expense	2007 amount	Incr (decr) over 2006
Employee compensation & benefits	$14.1 million	$800,000
Rent & utilities	3.8 million	300,000
Depreciation and amortization	635,000	240,000
Advertising	3.4 million	400,000
Legal & professional fees	650,000	350,000

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income and interest expense.  In 2008, we had other expense (net) of $67,000 compared to other income (net) of $317,000 in 2007.  We received $230,000 for surface damage and additional access related to the oil and gas lease associated with a portion of the land surrounding our corporate facility.  We earned $141,000 in interest income on our cash and paid $332,000 in interest expense on our bank debt.  We had a currency exchange loss of $114,000 in 2008 compared to income of $9,000 in 2007.

In 2007, we had other income (net) of $317,000 compared to other income (net) of $98,000 in 2006.  We received rental income of $150,000 from our new building as we leased the building to the sellers for 90 days after purchase.  We also received $100,000 as a signing bonus on an oil and gas lease we signed related to a portion of the land we purchased.  We earned $140,000 in interest income on our cash and paid $122,000 in interest expense on our bank debt.  We had a currency exchange gain of $9,000 in 2007 compared to $52,000 in 2006.

Net Income

During 2008, we earned net income of $2.6 million, a 16% decline over our net income of $3.1 million earned during 2007.  The decline in net income was the result of the decrease in gross profit and the decrease in other income, partially offset by the reduction in income tax expense.

During 2007, we earned net income of $3.1 million, a 35% decline from our net income of $4.8 million earned during 2006.  The decline in net income was the result of the increase in operating expenses at a higher rate than that of our sales, partially offset by the reduction in income tax expense.

Wholesale Leathercraft
The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2008 were as follows:

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2008	(10.6)%	$1,842,526	(34.8)%	6.9%
2007	(3.7)%	$2,826,710	(41.3)%	9.6%
2006	(0.1)%	$4,814,240	29.4%	15.5%

Wholesale Leathercraft, consisting of our 30 wholesale stores and our national account group, accounted for 49.6% of our consolidated net sales in 2008, which compares to 53.4% in 2007 and 56.2% in 2006.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft and we expect this trend to continue.

Sales in the wholesale stores decreased 10.4% in 2008 compared to sales in 2007 while the sales decline in our national account group was 12.2%.  By customer group, we had sales declines in all groups.  The most significant decreases were in our wholesale and manufacturer groups.  The customers of these groups are small businesses and have been significantly affected by the weakness in our economy.  Our sales mix by customer group in the Wholesale Leathercraft division was as follows:

Customer Group	2008	2007	2006
Retail	26%	23%	25%
Institution	8%	8%	7%
Wholesale	41%	42%	39%
National Accounts	17%	15%	19%
Manufacturers	8%	12%	10%
	100%	100%	100%

The 2008 decrease in operating income as a percentage of divisional sales resulted from a decrease of 9.2% in gross margin (as a percentage of sales) compared with 2007, offset partially by a decrease of 3.9% in operating expenses as a percent of sales.  Significant operating expense decreases occurred in employee compensation and benefits ($670,000), outside services ($235,000) and freight out ($200,000).  These decreases were partially offset by increases in depreciation expense ($400,000) and property taxes ($230,000), both due to the purchase of our corporate facility.

The 2007 increase in operating income as a percentage of divisional sales resulted from a decrease of 0.6% in gross margin (as a percentage of sales) compared with 2006, and an increase of 6.6% in operating expenses as a percent of sales.  Significant operating expense increases occurred in employee compensation and benefits ($500,000), depreciation expense ($200,000), legal and professional fees ($300,000) and advertising costs ($200,000).  These increases were partially offset by decreases in various insurance expenses ($100,000) and general supplies ($75,000).

Retail Leathercraft

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2008 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2008	2.3%	$2,188,282	41.7%	8.7%
2007	9.5%	$1,544,320	(33.2)%	6.3%
2006	25.0%	$2,310,073	30.7%	10.3%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 47.4% of our total net sales in 2008, up from 44.6% in 2007 and 40.8% in 2006.

Growth in net sales for Retail Leathercraft division in 2008 and 2007 resulted primarily from our expansion program.  Expansion during 2008 and 2007 consisted of the opening of 1 and 10 new stores, respectively.

Our sales mix by customer group in the Retail Leathercraft division was as follows:

Customer Group	2008	2007	2006
Retail	65%	63%	65%
Institution	9%	8%	8%
Wholesale	25%	27%	26%
National Accounts	0%	0%	0%
Manufacturers	1%	2%	1%
	100%	100%	100%

Operating income as a percentage of sales increased to 8.7% for 2008 compared to 6.3% for 2007.  Gross margin improved to 61.6% in 2008 from 59.7% in 2007.  Operating expenses as a percent of sales in 2008 decreased by 0.6%, from 53.5% for 2007 to 52.9% for 2008 as operating expenses grew at a slower pace than that of sales and gross margin.

Operating income as a percentage of sales decreased to 6.3% for 2007 compared to 10.3% for 2006.  Gross margin fell to 59.7% in 2007 from 60.8% in 2006.  Operating expenses as a percent of sales in 2007 decreased by 3.0%, from 50.5% for 2006 to 53.5% for 2007 as operating expenses grew at a faster pace than that of sales and gross margin.

We intend to continue the expansion of Tandy Leather’s retail store chain in 2009 by opening approximately 4 new stores, one of which was opened in the first quarter.  We remain committed to a conservative expansion plan for this division that minimizes risks to our profits and maintains financial stability.  In the current economic environment in the U.S., it is possible that we will change our plans for store openings in 2009 if we determine that the U.S. retail sector can not support additional store openings at that time.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  Currently, that represents one retail/wholesale combination store located in the United Kingdom.  International Leathercraft accounted for 1.6% of our total sales in 2008.  Operating income was $54,000 in 2008.  We expect this segment to become a larger part of our total operations as time progresses.

Other

Roberts, Cushman accounted for 1.4% of our total sales in 2008 compared with 2.0% and 2.9% in 2007 and 2006, respectively.  Operating income was $94,000 in 2008 compared to operating income of $140,000 in 2007 and an operating loss of $57,000 in 2006.  Roberts, Cushman's sales and profits are immaterial to us as a whole.

Financial Condition

At December 31, 2008, we held $10.8 million of cash and certificates of deposit, $16.0 million of inventory, accounts receivable of $1.2 million, and $10.3 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were $966,000 and $355,000, respectively.  Net total assets were $40.9 million.  Current liabilities were $5.1 million (including $468,000 of current maturities of long-term debt), while long-term debt was $4.0 million.  Total stockholders’ equity at the end of 2008 was $31.2 million.

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

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2008	2007	2006
Solvency Ratios:
Quick Ratio	Cash+Accts Rec/Total Current Liabilities	2.37	2.48	1.74
Current Ratio	Total Current Assets/Total Current Liabilities	5.72	7.47	5.19
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.16	0.13	0.20
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.32	0.22	0.31
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.31	0.26	0.21
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.33	0.23	0.07

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	54.89	63.42	53.43
Inventory Turnover	Sales/Average Inventory	3.18	3.19	3.36
Assets to Sales	Total Assets/Sales	0.77	0.68	0.58
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.22	2.27	2.45
Accounts Payable to Sales	Accounts Payable/Sales	0.02	0.03	0.03

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.05	0.06	0.09
Return on Assets	Net Profit After Taxes/Total Assets	0.06	0.08	0.15
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.08	0.10	0.18

Capital Resources and Liquidity

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase and remodel of real estate consisting of a 195,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Proceeds in the amount of $4,050,000 were used to fund the initial purchase of the property.  On April 30, 2008, that amount was rolled into a ten-year term note, and we began making monthly debt service payments in May 2008.

We are currently in compliance with all covenants and conditions contained in the JPMorgan Chase Credit Agreement and have no reason to believe that we will not continue to operate in compliance with the provisions of these financing arrangements.  The principal terms and conditions of the Credit Agreement are described in further detail in Note 6 to the Consolidated Financial Statements, Notes Payable and Long-Term Debt.

Reflecting the borrowing and reduction of bank indebtedness during the periods, our financing activities for 2008, 2007 and 2006 provided (required) net cash of $1.1 million, $4.0 million, and $69,000, respectively.

Our primary source of liquidity and capital resources during 2008 was cash flow provided by operating activities.  Cash flow from operations for 2008 and 2007 was $7.8 million and $2.5 million, respectively, the largest portion being generated from net income.  This net income was partially offset by the decrease in accrued expenses in 2007 and the decrease of accounts receivable and inventory in 2008.  Cash flow from operations in 2006 was $3.9 million.

Consolidated accounts receivable decreased significantly to $1.2 million at December 31, 2008 compared to $2.5 million at December 31, 2007.  Average days to collect accounts improved from 63.4 days in 2007 to 54.9 days in 2008 on a consolidated basis.  As evidenced by the significant reduction in our accounts receivable at the end of 2008, we have tightened our credit policy and are aggressively monitoring our customer accounts to ensure collectibility.  We believe the trend in our collections is the result of the overall slowdown in the U.S. economy.  Many of our customers with open accounts are very small businesses, and they tend to feel the effects of an economic slowdown more severely than larger businesses.

Inventory decreased from $17.5 million at the end of 2007 to $16.0 million at December 31, 2008.  We expect our inventory to slowly trend upward as we continue our expansion of the Tandy Leather store chain.  In 2009, we expect minimal increases in our inventory due to the expected weaknesses in our sales and the limited number of retail stores we plan to open.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected store growth and expansion.  We believe our investment in inventory at the end of 2008 was at a very reasonable level given our expansion plans as it was in line with our internal targets of optimum inventory levels.

Consolidated inventory turned 3.18 times during 2008, virtually the same as in 2007 at 3.19 times.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2008	2007	2006
Wholesale Leathercraft	2.14	2.37	2.40
Retail Leathercraft	6.05	5.87	6.99
International Leathercraft	4.61	n/a	n/a
Roberts, Cushman	17.75	25.88	7.15

Wholesale Leathercraft stores only	7.14	6.87	7.48

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

Accounts payable decreased slightly to $1.1 million at the end of 2008 compared to $1.5 million at the end of 2007.

As discussed above, the largest use of operating cash in 2008 was in the reduction of accounts payable.  Cash paid for capital expenditures totaled $2.8 million and $1.7 million for the years ended December 31, 2008 and 2007, respectively.  Total capital expenditures (both cash and non-cash) totaled $3.6 million and $5.8 million for the years ended December 31, 2008 and 2007, respectively.  In 2007, the primary capital expenditure was the purchase of the land and building to house our corporate offices and central support departments for $4.5 million.  Other capital expenditures were factory machines and dies ($110,000); fixtures and equipment for the new Tandy Leather retail stores ($105,000), various store fixtures and computer equipment at existing stores ($85,000), computer system upgrade for advertising department ($100,000), computer equipment for future stores ($125,000); and miscellaneous computer and other office equipment ($250,000).  In 2008, the primary capital expenditure was the remodel and retrofit of the building for $3.2 million.  Other capital expenditures were factory machines and dies ($55,000) and computer equipment ($415,000).  Although we intend to continue opening or acquiring new Tandy Leather retail stores and therefore expenditures related to this expansion should continue into 2009, we do expect our 2009 capital expenditures to be substantially less than that of 2008 as the expenditures related to our building have been completed.

Cash applied toward stock repurchases in 2008 totaled $802,898.

We believe that cash flow from operations will be adequate to fund our operations in 2009, while also funding our limited expansion plans.  At this time, we know of no trends or demands, commitments events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet the contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new retail store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2008, 2007 and 2006, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2008 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 -5 Years	More than 5 Years
Long-Term Debt(1)	$3,915,000	$202,500	$405,000	$405,000	$2,902,500
Capital Lease Obligations	593,949	265,111	328,838	--	--
Operating Leases(2)	7,480,217	2,468,217	3,602,368	1,303,148	106,484
Total Contractual Obligations	$11,989,166	$2,935,828	$4,336,206	$1,708,148	$3,008,984
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

Goodwill.  We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carry value.  As of December 31, 2008, we determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  If actual results of these stores differ significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure is related to our subsidiaries in Canada and the United Kingdom as those subsidiaries have local currency revenue and local currency operating expenses.   Changes in the currency exchange rates impact the U.S. dollar amount of revenue and expenses.  See Note 14 to the Consolidated Financial Statements, Segment Information, for financial information concerning our foreign activities.

Interest Rate Risk

We are subject to market risk associated with interest rate movements on certain outstanding debt.  However, our current credit agreement with JPMorgan Chase includes a fixed interest rate.  Therefore, changes in the prime rate do not impact us in this area.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$7,810,298	$6,310,396
Short-term investments, including certificates of deposit	3,011,000	500,000
Accounts receivable-trade, net of allowance for doubtful accounts
of $43,000 and $104,000 in 2008 and 2007, respectively	1,180,349	2,538,816
Inventory	16,011,147	17,473,352
Deferred income taxes	229,501	256,938
Other current assets	777,550	1,102,836
Total current assets	29,019,845	28,182,338

PROPERTY AND EQUIPMENT, at cost	15,340,732	11,793,317
Less accumulated depreciation and amortization	(5,019,885)	(4,794,505)
	10,320,847	6,998,812

GOODWILL	966,655	990,536
OTHER INTANGIBLES, net of accumulated amortization of
$367,000 and $313,000 in 2008 and 2007, respectively	355,492	384,134
OTHER assets	313,074	1,095,686
	$40,975,913	$37,651,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,148,577	$1,497,564
Accrued expenses and other liabilities	3,182,194	2,072,640
Income taxes payable	271,122	67,150
Current maturities of capital lease obligation	265,111	-
Current maturities of long-term debt	202,500	135,000
Total current liabilities	5,069,504	3,772,354

DEFERRED INCOME TAXES	600,309	148,648

CAPITAL LEASE OBLIGATION, net of current maturities	328,838	-
LONG-TERM DEBT, net of current maturities	3,712,500	3,915,000
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 10,994,951 and 10,982,951 shares issued at 2008 and 2007,
10,664,555 and 10,977,092 outstanding at 2008 and 2007, respectively	26,388	26,359
Paid-in capital	5,464,443	5,419,477
Retained earnings	26,641,853	24,037,672
Treasury stock at cost (330,396 shares at 2008; 5,859 shares at 2007)	(828,385)	(25,487)
Accumulated other comprehensive income	(39,537)	357,483
Total stockholders' equity	31,264,762	29,815,504
	$40,975,913	$37,651,506

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

NET SALES	$53,237,094	$55,317,002	$55,199,021
COST OF SALES	21,857,800	23,644,599	23,566,251
Gross Profit	31,379,294	31,672,403	31,632,770

OPERATING EXPENSES	27,200,150	27,161,402	24,565,056
INCOME FROM OPERATIONS	4,179,144	4,511,001	7,067,714

OTHER (INCOME) EXPENSE:
Interest expense	332,107	122,209	-
Other, net	(265,035)	(439,040)	(98,391)
Total other expense	67,072	(316,831)	(98,391)

INCOME BEFORE INCOME TAXES	4,112,072	4,827,832	7,166,105

PROVISION FOR INCOME TAXES	1,507,891	1,739,701	2,389,039

NET INCOME	$2,604,181	$3,088,131	$4,777,066

NET INCOME PER COMMON SHARE – BASIC	$0.24	$0.28	$0.44

NET INCOME PER COMMON SHARE – DILUTED	$0.24	$0.28	$0.43

Weighted Average Number of Shares Outstanding:
Basic	10,931,306	10,951,481	10,807,316
Diluted	11,015,657	11,157,775	11,113,855

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,604,181	$3,088,131	$4,777,066
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	985,549	634,291	392,915
Loss (Gain) on disposal of assets	13,385	50,114	(3,750)
Non-cash stock-based compensation	30,495	19,340	101,080
Deferred income taxes	479,098	(63,893)	23,222
Other	(373,139)	241,182	(15,696)
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade, net	1,358,467	119,293	(420,431)
Inventory	1,462,205	156,052	(1,500,176)
Income taxes	203,972	7,758	(140,189)
Other current assets	325,286	(27,946)	(731,200)
Accounts payable-trade	(348,987)	(327,726)	556,226
Accrued expenses and other liabilities	1,109,554	(1,351,369)	873,437
Total adjustments	5,245,885	(542,904)	(864,562)
Net cash provided by operating activities	7,850,066	2,545,227	3,912,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,845,548)	(1,705,367)	(471,753)
Payments in connection with businesses acquired	-	(771,417)	-
Purchases of certificates of deposit	(3,109,000)	-	-
Proceeds from maturities of certificates of deposit	98,000	-	-
Purchases of marketable securities	-	(500,000)	-
Proceeds from sale of marketable securities	500,000	-	-
Proceeds from sale of assets	42,114	32,281	3,750
Purchase of intangible assets	(24,708)	-	-
Decrease (increase) in other assets	122,140	(26,276)	10,320
Net cash used in investing activities	(5,217,002)	(2,970,779)	(457,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(135,000)	-	-
Payments on capital lease obligations	(209,764)	(111,723)	(134,067)
Repurchase of common stock (treasury stock)	(802,898)	-	-
Proceeds from issuance of common stock and warrants	14,500	107,780	203,410
Net cash provided by (used in) financing activities	(1,133,162)	(3,943)	69,343

NET INCREASE IN CASH	1,499,902	(429,495)	3,524,164

CASH, beginning of period	6,310,396	6,739,891	3,215,727

CASH, end of period	$7,810,298	$6,310,396	$6,739,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$332,107	$122,209	$ -
Income tax paid during the period, net of (refunds)	878,110	1,830,688	2,282,113

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	$803,713	-	-
Land and building acquired with long-term debt	-	$4,050,000	-

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2008, 2007 and 2006

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2005	10,735,976	$25,780	$4,988,445	$(25,487)	$16,172,475	$96,645	$21,257,857
Shares issued - stock options and warrants exercised	143,233	344	203,066	-	-	-	203,410
Stock-based compensation	-	-	101,080	-	-	-	101,080
Net income	-	-	-	-	4,777,066	-	4,777,066	$4,777,066
Translation adjustment	-	-	-	-	-	(16,170)	(16,170)	(16,170)
BALANCE, December 31, 2006	10,879,209	$26,124	$5,292,591	$(25,487)	$20,949,541	$80,475	$26,323,243

Comprehensive income for the year ended December 31, 2006								$4,760,896
Shares issued - stock options and warrants exercised	97,883	235	107,545	-	-	-	107,780
Stock-based compensation	-	-	19,341	-	-	-	19,341
Net income	-	-	-	-	3,088,131	-	3,088,131	$3,088,131
Translation adjustment	-	-	-	-	-	277,009	277,009	277,009
BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,672	$357,484	$29,815,504

Comprehensive income for the year ended December 31, 2007								$3,365,140
Shares issued - stock options exercised	12,000	29	14,471	-	-	-	14,500
Stock-based compensation	-	-	30,495	-	-	-	30,495
Purchase of treasury stock	(324,537)	-	-	(802,898)	-	-	(802,898)
Net income	-	-	-	-	2,604,181	-	2,604,181	$2,604,181
Translation adjustment	-	-	-	-	-	(397,021)	(397,021)	(397,021)
BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762

Comprehensive income for the year ended December 31, 2008								$2,207,160

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008, 2007, and 2006

1.  DESCRIPTION OF BUSINESS

Our primary line of business is the sale of leather, leather crafts and related supplies.  We sell our products via company-owned stores throughout the United States, Canada, and the United Kingdom.  Numerous customers including retailers, wholesalers, assemblers, distributors and other manufacturers are geographically disbursed throughout the world.  We also have light manufacturing facilities in Texas.

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

Our consolidated financial statements include the accounts of Tandy Leather Factory, Inc. and its wholly owned subsidiaries, The Leather Factory, L.P. (a Texas limited partnership) and its corporate partners, Tandy Leather Company, L.P. (a Texas limited partnership) and its corporate partners, Mid-Continent Leather Sales, Inc. (an Oklahoma corporation), Roberts, Cushman & Company, Inc. (a Texas corporation), The Leather Factory of Canada, Ltd. (a Canadian corporation), and Tandy Leather Factory UK Limited (a UK corporation).  All intercompany accounts and transactions have been eliminated in consolidation.

•	Foreign currency translation

Foreign currency translation adjustments arise from activities of our Canadian and United Kingdom operations.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency translations are reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized a foreign currency translation loss of $114,000 in 2008 and transaction gains of $9,000 and $52,000 in 2007 and 2006, respectively.

•	Revenue recognition

Our sales generally occur via two methods:  (1) at the store counter, and (2) shipment by common carrier.  Sales at the counter are recorded and title passes as transactions occur.  Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer.  Shipping terms are normally FOB shipping point.
Sales tax is excluded from revenue.

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

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five to ten years for equipment, five to seven years for furniture and fixtures, five years for vehicles, and forty years for buildings and related improvements.  Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset.  Repairs and maintenance costs are expensed as incurred.

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

BASIC	2008	2007	2006
Net income (loss)	$2,604,181	$3,088,131	$4,777,066

Weighted average common shares outstanding	10,931,306	10,951,481	10,807,316

Earnings per share – basic	$0.24	$0.28	$ 0.44

DILUTED
Net income (loss)	2,604,181	3,088,131	$ 4,777,066

Weighted average common shares outstanding	10,931,306	10,951,481	10,807,316
Effect of assumed exercise of stock options and warrants	84,351	206,294	306,539
Weighted average common shares outstanding, assuming dilution	11,015,657	11,157,775	11,113,855

Earnings per share - diluted	$0.24	$0.28	$ 0.43

Outstanding options and warrants excluded as anti-dilutive	80,500	11,500	-

For additional disclosures regarding the employee stock options and the warrants, see Note 12. The net effect of converting stock options and warrants to purchase 232,200, 275,200 and 446,500 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2008, 2007 and 2006, respectively.

•	Goodwill and other intangibles

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We periodically analyze goodwill remaining on the balance sheet to determine the appropriateness of its carrying value and have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2008, we determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  Our reporting units are generally the same as the operating segments identified in Note 14 – Segment Information.

A summary of changes in our goodwill for the years ended December 31, 2008 and 2007 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2006	$362,733	$383,406	$746,139
Acquisitions and adjustments	225,000	-	225,000
Foreign exchange gain/loss	19,397	-	19,397
Impairments	-	-	-
Balance, December 31, 2007	$607,130	$383,406	$990,536
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(23,871)	-	(23,871)
Impairments	-	-	-
Balance, December 31, 2008	583,259	$383,406	966,655

As of December 31, 2008 and 2007, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2008
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$319,776	$224,593
Non-Compete Agreements	177,708	46,809	130,899
	$722,077	366,585	$355,492

	As of December 31, 2007
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$283,485	$260,884
Non-Compete Agreements	153,000	29,750	123,250
	$697,369	$313,235	$384,134

Excluding goodwill, we have no intangible assets not subject to amortization under SFAS 142.  Amortization of intangible assets of $53,350 in 2008, $51,542 in 2007, and $38,291 in 2006 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights, and 4.22 years from non-compete agreements.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

	Leather Factory	Tandy Leather	Total
2009	$29,190	$30,337	$59,527
2010	29,190	30,337	59,527
2011	26,204	30,337	56,541
2012	1,250	30,337	31,587
2013	-	30,337	30,337

During 2007 and 2008, we acquired non-compete agreements in the amounts of $75,000 and $24,708, respectively.

•	Fair value of financial Instruments

The principal financial instruments held consist of accounts receivable, accounts payable, notes payable and long-term debt.  The carrying value of accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts.  The terms of the long-term debt are considered reasonable for this type of financing; therefore, the carrying amount approximates fair value.

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

We recognized share based compensation expense of approximately $30,000, $19,000, and $101,000 for the years ended December 31, 2008, 2007 and 2006, respectively, as a component of operating expenses.

During the years ended December 31, 2008 and 2007, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	$2.05	296,200
Granted	-	-
Cancelled	-	-
Exercised	1.81	(59,500)
Outstanding, December 31, 2007	$2.11	236,700	4.23	$270,780
Exercisable, December 31, 2007	$1.97	220,770	4.11	$237,740

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	$2.11	236,700
Granted	-	-
Cancelled	-	-
Exercised	1.21	(12,000)
Outstanding, December 31, 2008	$2.16	224,700	3.09	$262,001
Exercisable, December 31, 2008	$215	220,770	3.07	$259,461

Other information pertaining to option activity during the twelve month periods ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Weighted average grant-date fair value of stock options granted	N/A	N/A	N/A
Total fair value of stock options vested	$30,500	$30,500	$89,915
Total intrinsic value of stock options exercised	$8,779	$62,280	$90,780

As of December 31, 2008, there was $3,000 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized in 2009.

Stock options to purchase our common stock are granted at prices at or above the fair market value on the date of grant.  For employees, options become exercisable in five equal installments beginning a year from the date of grant.  For non-employee directors, options become exercisable six months after the date of grant.  All options expire 10 years from the date of grant.

Cash received from the exercise of stock options and warrants for the years ended December 31, 2008, 2007 and 2006 was $14,500, $107,780, and $203,410, respectively.

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

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $1,500,000, $1,641,000 and $1,611,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $137,000 and $218,000 at December 31, 2008 and 2007, respectively.  Total advertising expense was $3,036,346 in 2008; $3,440,762 in 2007; and $3,087,943 in 2006.

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

•	Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

3.  SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value.  We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at December 31, 2008 consisted of certificates of deposit.  Investments at December 31, 2007 consisted of auction rate securities.  The contractual maturities of the certificates of deposit as of December 31, 2008 are shown below.  Actual maturities may differ from the contractual maturities because debtors may have the right to call obligations with or without call penalties.

Due within one year	$2,417,000
Due between one and five years	99,000
Due between five and ten years	99,000
Due between ten and fifteen years	198,000
Due between fifteen and twenty years	198,000
$3,011,000

4.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Accounts are written off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was $43,014 and $104,634, respectively, at December 31, 2008 and 2007.  The following is a roll forward of the allowance for doubtful accounts:

Year ended:	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
December 31, 2008	$104,634	-	65,921	(2,768)	(124,773)	$43,014
December 31, 2007	$149,172	(11,918)	98,508	3,192	(134,320)	$104,634
December 31, 2006	$137,587	-	85,439	241	(74,095)	$149,172

•	Sales returns and defective merchandise

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

5.  BALANCE SHEET COMPONENTS

	December 31, 2008	December 31, 2007
INVENTORY
On hand:
Finished goods held for sale	$14,867,830	$16,482,845
Raw materials and work in process	415,644	633,188
Inventory in transit	727,673	357,319
TOTAL	$16,011,147	$17,473,352

PROPERTY AND EQUIPMENT
Building	$5,160,522	$3,060,194
Land	1,451,132	1,451,132
Leasehold improvements	669,329	1,163,947
Equipment and machinery	5,725,442	4,431,432
Furniture and fixtures	2,288,328	1,238,731
Vehicles	45,979	69,713
Construction in progress	-	378,168
	15,340,732	11,793,317
Less: accumulated depreciation	(5,019,885)	(4,794,505)
TOTAL	$10,320,847	$6,998,812

OTHER CURRENT ASSETS
Accounts receivable – employees	$42,217	$38,972
Accounts receivable – other	126,074	265,400
Prepaid expenses	575,295	588,004
Payments for merchandise not received	33,964	210,460
TOTAL	$777,550	$1,102,836

OTHER ASSETS
Security deposits - utilities, locations, etc.	$61,074	$74,057
Leather art collection	252,000	252,000
Long-term portion of note receivable	-	109,157
Computer software not implemented yet	-	660,472
TOTAL	$313,074	$1,095,686

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$1,068,426	$760,113
Accrued payroll	327,816	220,555
Deferred revenue	488,305	421,908
Sales and payroll taxes payable	169,985	177,786
Inventory in transit	727,673	357,318
Other	399,989	134,960
TOTAL	$3,182,194	$2,072,640

Depreciation expense was $932,199, $577,405, and $348,797 for the years ended December 31, 2008, 2007 and 2006, respectively.

6.  NOTES PAYABLE AND LONG-TERM DEBT

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 195,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Under the terms of the Line of Credit Note, we could borrow from time to time until April 30, 2008, up to the lesser of $5,500,000 or 90% of the cost of the property and make monthly interest payments.  On April 30, 2008, the principal balance was rolled into a 10-year term note with an interest rate of 7.10% per annum.

Proceeds in the amount of $4,050,000 were used to fund the purchase of the property from Standard Motor Products, Inc. under an Agreement of Purchase and Sale, dated June 25, 2007, which closed on July 31, 2007. No further borrowings were drawn.

At December 31, 2008 and 2007, the amount outstanding under the above agreement consisted of the following:

	2008	2007
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,915,000	$ 4,050,000
	3,915,000	4,050,000
Less - Current maturities	(202,500)	(135,000)
	$3,712,500	$3,915,000

The terms of the credit facility contain various covenants which among other things require the Company to maintain a debt service coverage ratio of not less than 1.2 to 1.0.  Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2009	$202,500
2010	202,500
2011	202,500
2012	202,500
2013	202,500
2014 and thereafter	2,902,500
$3,915,000

7.  CAPITAL LEASE OBLIGATIONS

We lease certain HVAC equipment under a capital lease agreement.  The asset subject to the agreement totaling $803,713 is included in Property and Equipment as of December 31, 2008.  Accumulated depreciation on the asset at that date was $60,278.  Amortization of the capitalized cost is charged to depreciation expense.

At December 31, 2008, the amounts outstanding under capital lease obligation consisted of the following:

2008
Capital Lease secured by certain HVAC equipment – total monthly principal payments of $24,328, 5.7% interest, maturing February 2011	$632,538
Less amount representing interest	38,589
Total obligation under capital lease	593,949
Less - Current maturities	265,111
$328,838

8.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We had an Employee Stock Ownership Plan (the "Plan") for employees with at least one year of service (as defined by the Plan) and who have reached their 21st birthday.  In December 2006, the Board of Directors decided to terminate the Plan effective December 31, 2006.  As a result, all participants became 100% vested in their accounts.  No further contributions were made to the Plan and the accounts were fully distributed to participants in 2008.

We apply Statement of Position 93-6 (SOP 93-6), "Employers’ Accounting for Employee Stock Ownership Plans," of the Accounting Standards Division of the American Institute of CPAs.   During 2008, 2007, and 2006, respectively, we contributed $0; $0; and $225,350 in cash as current year contributions to the plan and recognized compensation expense related to these payments.

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2008, 2007, and 2006:

	Number of Shares			Market Value
	2008	2007	2006	2008	2007	2006
Allocated	-	844,381	929,069	-	$2,761,126	$7,497,587
Unearned	-	-	-	-	-	-
Total	-	844,381	929,069	-	$2,761,126	$7,497,587

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the Plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2008 and 2006, we matched pretax employee contributions up to 50% on the first 4% of eligible earnings that are contributed by employees.  In 2007, we matched pretax employee contributions up to 100% on the first 3% of eligible earnings and 50% on the next 2% of eligible earnings.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2008	$4,600	$120,025
2007	$9,000	$240,774
2006	$4,400	$108,565

** Due to the annual limit on eligible earnings imposed by the Internal Revenue

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2008, 2007 or 2006.

We currently offer no postretirement or postemployment benefits to our employees.

9.  INCOME TAXES

The provision for income taxes consists of the following:

		2008	2007	2006
Current provision:
	Federal	$826,157	$1,494,181	$2,167,141
	State	202,636	309,413	198,676
		1,028,793	1,803,594	2,365,817

Deferred provision (benefit):
	Federal	429,854	(57,153)	19,447
	State	49,244	(6,740)	3,775
		479,098	(63,893)	23,222

		$1,507,891	$1,739,701	$2,389,039

Income before income taxes is earned in the following tax jurisdictions:

	2008	2007	2006
United States	$3,716,554	$4,407,361	$6,560,994
United Kingdom	(176,257)	-	-
Canada	571,775	420,471	605,111
	$4,112,072	$4,827,832	$7,166,105

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2008	2007
Deferred income tax assets:
Allowance for doubtful accounts	$13,351	$29,360
Capitalized inventory costs	128,591	144,099
Warrants and stock-based compensation	55,739	42,989
Accrued expenses, reserves, and other	87,559	83,478
Total deferred income tax assets	285,240	299,926

Deferred income tax liabilities:
Property and equipment depreciation	549,465	78,567
Goodwill and other intangible assets amortization	106,583	113,069
Total deferred income tax liabilities	656,048	191,636

Net deferred tax asset (liability)	$(370,808)	$108,290

The net deferred tax liability is classified on the balance sheets as follows:

	2008	2007
Current deferred tax assets	$229,501	$256,938
Long-term deferred tax liabilities	(600,309)	(148,648)
Net deferred tax asset (liability)	$370,808	$108,290

The effective tax rate differs from the statutory rate as follows:

	2008	2007	2006
Statutory rate	34%	34%	34%
State and local taxes	9%	6%	2%
Other	(6%)	(4%)	(3%)
Effective rate	37%	36%	33%

The Company files a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined or stand-alone basis, depending on the jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2006.  Depending on the jurisdiction, the Company is no longer subject to state examinations by tax authorities for years prior to the December 2005 and December 2006 tax years.

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under five-year lease agreements that expire on dates ranging from April 2009 to April 2016.  Rent expense on all operating leases for the years ended December 31, 2008, 2007, and 2006, was $2,575,642, $2,682,574 and $2,495,380, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2008 were as follows:

Year ending December 31:
2009	$2,468,217
2010	2,061,710
2011	1,540,658
2012	995,635
2013	307,513
2014 and thereafter	106,484
Total minimum lease payments	$7,480,217

Litigation

We are involved in various litigation that arise in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.

11.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercrafts.  While no single customer accounts for more than 6% of our consolidated revenues in 2008, 2007 and 2006, sales to our five largest customers represented 6.2%, 8.3% and 9.5%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited.  At December 31, 2008 and 2007, 21% and 38%, respectively, of our consolidated accounts receivable were due from two nationally recognized retail chains.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations and financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

12.  STOCKHOLDERS' EQUITY

a)	Stock Option Plans

•	2007 Director Non-Qualified Stock Option Plan

The 2007 Director Non-Qualified Stock Option Plan was adopted by the Board of Directors effective March 22, 2007 subject to stockholder approval at the Company’s 2007 Annual Meeting of Stockholders.  Pursuant to the plan, options to acquire an aggreagate of 100,000 common shares may be granted to each individual who is serving as an outside Director of the Company on the date of grant, at the rate of 3,000 shares of Common Stock on March 22 of each calendar year.  No options have been awarded as of December 31, 2008 as the Form S-8, Registration Statement under the Securities Act of 1933, has not been filed with the Securities and Exchange Commission yet.

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

All options expire ten years from the date of grant and are exercisable at any time after vesting.  Of the combined 1,100,000 shares available for issuance under the two plans, due to the expiration of the plan in 2005, there are no un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2008, 2007, and 2006, is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	236,700	$2.11	296,200	$2.05	421,000	$1.93
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(12,000)	1.21	(59,500)	1.81	(124,800)	1.63
Outstanding at December 31	224,700	$2.16	236,700	$2.11	296,200	$2.05
Exercisable at end of year	222,700	$2.15	220,700	$1.97	266,200	$1.82
Weighted-average fair value of
options granted during year	-		-		-

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$0.75 or Less	2,000	$0.690	0.74	2,000	$0.690	0.74
$0.76 to $1.125	42,000	0.943	1.70	42,000	0.943	1.70
$1.126 to $1.69	105,700	1.350	2.39	105,700	1.350	2.39
$1.70 to $2.55	2,000	1.900	2.74	2,000	1.900	2.74
$2.56 to $3.84	12,000	3.270	5.31	10,000	3.248	5.24
$3.85-$4.96	61,000	4.241	4.91	61,000	4.241	4.91
	224,700	$2.160	3.09	222,700	$2.150	3.07

b)	Warrants

Warrants to acquire up to 100,000 shares of common stock at $3.10 per share were issued in conjunction with a consulting agreement to an unrelated entity in February 2003.  The warrants expired on February 12, 2008.

Warrants to acquire up to 50,000 shares of common stock at $5.00 per share were issued in conjunction with a consulting agreement to an unrelated entity in February 2004.  The warrants expired on February 24, 2009.

A summary of warrant transactions for the years ended December 31, 2008, 2007, and 2006, is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Warrant	Exercise	Warrant	Exercise	Warrant	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	27,500	$3.620	98,300	$3.650	140,000	$3.7786
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	-	-	(70,800)	3.658	(41,700)	4.089
Outstanding at December 31	27,500	$3.620	27,500	$3.620	98,300	$3.650
Exercisable at end of year	27,500	$3.620	27,500	$3.620	98,300	$3.650
Weighted-average fair value of
warrants granted during year	-		-		-

The following table summarizes outstanding warrants into groups based upon exercise price ranges at December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Maturity		Exercise	Maturity
Exercise Price Range	Warrant	Price	(Years)	Warrant	Price	(Years)
$3.00 or Less	-	-	-	-	-	-

More than $3.00 and
Less Than $5.00	20,000	$3.10	0.12	20,000	$3.10	0.12

$5.00 or More	7,500	5.00	1.15	7,500	5.00	1.15
	27,500	$3.62	0.40	27,500	$3.62	0.40

c)	Stock Repurchase Program

On September 9, 2008, our Board of Directors approved a limited stock repurchase plan whereby all non-officer participants in Tandy Leather Factory, Inc. Stock Ownership Plan (the “ESOP”) would have the option of selling the shares of our common stock distributed to them upon termination of the ESOP back to us. The option remained open to the non-officer participants for a period of sixty days beginning on September 26, 2008 and ending on November 25, 2008. The purchase price of the shares was calculated at a price-per-share equal to the closing price of a share of our common stock on the American Stock Exchange on the business day each non-officer participant notified the ESOP administrator of his or her intent to sell his or her shares to us. We repurchased a total of 324,537 shares at a total purchase price of $802,898 in the fourth quarter of 2008.

13.  BUSINESS ACQUISITIONS

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

14.  SEGMENT INFORMATION

We identify our segments based on the activities of four distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of warehouse distribution units operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America;

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

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Other	Total
For the year ended December 31, 2008
Net Sales	$26,423,858	$25,231,145	$836,535	$745,556	$53,237,094
Gross Profit	14,935,331	15,543,293	571,735	328,935	31,379,294
Operating earnings	1,842,526	2,188,282	54,532	93,804	4,179,144
Interest expense	332,107	-	-	-	332,107
Other, net	(501,697)	5,872	230,790	-	(265,035)
Income before income taxes	2,012,116	2,182,410	(176,258)	93,804	4,112,072
Depreciation and amortization	844,305	126,326	13,443	1,475	985,549
Fixed asset additions	3,481,851	74,550	92,859	-	3,649,260
Total assets	$33,657,764	$6,404,198	$778,721	$135,230	$40,975,913

For the year ended December 31, 2007
Net Sales	$29,555,979	$24,663,751	-	$1,097,272	$55,317,002
Gross Profit	16,446,853	14,733,478	-	492,071	31,672,402
Operating earnings	2,826,710	1,544,320	-	139,971	4,511,001
Interest expense	122,209	-	-	-	122,209
Other, net	(425,145)	(11,975)	-	(1,920)	(439,040)
Income before income taxes	3,129,646	1,556,295	-	141,891	4,827,832
Depreciation and amortization	485,506	143,123	-	5,662	634,291
Fixed asset additions	5,538,803	207,455	-	9,109	5,755,367
Total assets	$32,217,748	$5,272,466	-	$161,292	37,651,506

For the year ended December 31, 2006
Net Sales	$31,068,188	$22,520,461	-	$1,610,372	$55,199,021
Gross Profit	17,463,398	13,690,030	-	479,342	31,632,770
Operating earnings	4,814,240	2,310,073	-	(56,599)	7,067,714
Interest expense	-	-	-	-	-
Other, net	118,381	(21,220)	-	1,230	98,391
Income before income taxes	4,932,621	2,288,853	-	(55,369)	7,166,105
Depreciation and amortization	245,838	141,070	-	6,007	392,915
Fixed asset additions	298,689	172,902	-	162	471,753
Total assets	$26,529,796	$5,112,188	-	$274,651	$31,916,635

Net sales for geographic areas was as follows:

	2008	2007	2006
United States	$46,316,115	$48,756,696	$49,188,609
Canada	4,740,722	4,698,510	4,287,180
All other countries	2,180,257	1,861,796	1,723,232
	$53,237,094	$55,317,002	$55,199,021

Geographic sales information is based on the location of the customer.  Net sales from no single foreign country, except for Canada, was material to our consolidated net sales for the years ended December 31, 2008, 2007 and 2006.  We do not have any significant long-lived assets outside of the United States.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of our existing financial instruments.  The adoption of SFAS 159  did not have a material impact on our financial position, results of operations and cash flows.

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

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
Net sales	$13,260,160	$13,847,964	$12,251,990	$13,876,980
Gross profit	7,741,022	8,011,652	7,143,157	8,483,463
Net income	584,498	655,250	421,014	943,419
Net income per common share:
Basic	0.05	0.06	0.04	0.09
Diluted	0.05	0.06	0.04	0.09
Weighted average number of common shares outstanding:
Basic	10,977,092	10,981,378	10,988,092	10,779,703
Diluted	11,067,863	11,076,340	11,073,942	10,845,517

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
Net sales	$14,507,805	$13,376,987	$12,806,333	$14,625,877
Gross profit	8,597,953	7,685,669	6,941,634	8,447,147
Net income	1,346,355	396,692	171,606	1,173,478
Net income per common share:
Basic	0.12	0.04	0.02	0.11
Diluted	0.12	0.04	0.02	0.11
Weighted average number of common shares outstanding:
Basic	10,893,359	10,915,061	10,945,661	10,974,222
Diluted	11,150,246	11,114,466	11,129,757	11,160,034

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2008, and 2007 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 31, 2009

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an auditor’s attestation report regarding the effectiveness of our internal control over financial reporting and our independent registered public accounting firm has not attested to management’s report on our internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this annual report as we will file a proxy statement for our 2009 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of our fiscal year covered by this report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2009 Annual Meeting of Stockholders under the heading "Election of Directors," and is incorporated herein by reference.  Information relating to filings on Forms 3, 4 and 5 will be contained in our 2009 proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.  Information required by this item pursuant to Items 401(h), 401(i) and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors will be contained in our 2009 proxy statement under the heading "Corporate Governance" and is incorporated herein by reference.

We have adopted a written code of ethics that applies to our employees, including our principal executive officer principal financial officer, principal accounting officer, controller, or persons performing similar functions.  It is available on our website (http://www.tandyleatherfactory.com).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Stockholders under the heading "Report of the Compensation Committee,” which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Stockholders under the headings "Stock Ownership by Directors and Executive Officers” and “Principal Holders of Stock,” which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Stockholders under the heading “Other Relationships Involving Directors, Executive Officers, or their Associates” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Stockholders under the headings "Audit Committee” and “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2008 and 2007
•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

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

                TANDY LEATHER FACTORY, INC.

Dated: March 31, 2009	By:
Ronald C. Morgan
Chief Executive Officer

By:
Shannon L. Greene
Chief Financial Officer, Chief Accounting Officer and Treasurer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Tandy Leather Factory, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wray Thompson	Chairman of the Board and Director	March 31, 2009
Wray Thompson

/s/ Ronald C. Morgan	Chief Executive Officer and Director	March 31, 2009
Ronald C. Morgan

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director	March 31, 2009
Shannon L. Greene

/s/ Jon W. Thompson	President and Chief Operating Officer	March 31, 2009
Jon W. Thompson

/s/ Mark J. Angus	Senior Vice President	March 31, 2009
Mark J. Angus

/s/ T. Field Lange	Director	March 31, 2009
T. Field Lange

/s/ Joseph R. Mannes	Director	March 31, 2009
Joseph R. Mannes

/s/ L. Edward Martin III	Director	March 31, 2009
L. Edward Martin III

/s/ Robin L. Morgan	Vice President and Assistant Secretary	March 31, 2009
Robin L. Morgan

/s/ Michael A. Nery	Director	March 31, 2009
Michael A. Nery

/s/ William M. Warren	Secretary	March 31, 2009
William M. Warren

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
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

10.1
Consultation Agreement, dated January 1, 2008, between Tandy Leather Factory, Inc. and J. Wray Thompson, filed as Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on April 1, 2008 and incorporated by reference herein.

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

10.7
Consultation Agreement, dated as of January 1, 2008, by and between Tandy Leather Factory, Inc. and J. Wray Thompson, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008 and incorporated by reference herein.

10.8
Consultation Agreement, dated as of January 1, 2009, by and between Tandy Leather Factory, Inc. and J. Wray Thompson, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009 and incorporated by reference herein.

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

*23.1	Consent of Weaver & Tidwell LLP dated March 31, 2009
*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________
*Filed herewith.