Form 10-Q
period 2009-03-31
TANDY LEATHER FACTORY INC
filed 2009-05-13
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 1-12368

TANDY LEATHER FACTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification Number)

1900 Southeast Loop 820, Fort Worth, Texas  76140
(Address of principal executive offices) (Zip Code)

(817) 872-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 7, 2009
Common Stock, par value $0.0024 per share	10,671,518

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2009 and December 31, 2008	1

Consolidated Statements of Income
Three months ended March 31, 2009 and 2008	2

Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008	3

Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2009 and 2008	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6. Exhibits	11

SIGNATURES	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
CURRENT ASSETS:
Cash	$5,642,990	$7,810,298
Short-term investments, including certificates of deposit	5,978,000	3,011,000
Accounts receivable-trade, net of allowance for doubtful accounts
of $28,000 and $43,000 in 2009 and 2008, respectively	1,537,619	1,180,349
Inventory	15,614,369	16,011,147
Prepaid income taxes	92,113	-
Deferred income taxes	218,531	229,501
Other current assets	1,450,402	777,550
Total current assets	30,534,024	29,019,845

PROPERTY AND EQUIPMENT, at cost	15,604,842	15,340,732
Less accumulated depreciation and amortization	(5,276,551)	(5,019,885)
	10,328,291	10,320,847

GOODWILL	962,667	966,655
OTHER INTANGIBLES, net of accumulated amortization of
$379,000 and $367,000 in 2009 and 2008, respectively	341,832	355,492
OTHER assets	311,876	313,074
	$42,478,690	$40,975,913

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,337,381	$1,148,577
Accrued expenses and other liabilities	3,208,189	3,182,194
Income taxes payable	-	271,122
Current maturities of capital lease obligation	268,883	265,111
Current maturities of long-term debt and capital lease obligations	202,500	202,500
Total current liabilities	6,016,953	5,069,504

DEFERRED INCOME TAXES	630,076	600,309

LONG-TERM DEBT, net of current maturities	3,661,875	3,712,500
CAPITAL LEASE OBLIGATION, net of current maturities	260,186	328,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,019,951 and 10,994,951 shares issued at 2009 and 2008;
10,689,555 and 10,664,555 shares outstanding at 2009 and 2008	26,448	26,388
Paid-in capital	5,490,360	5,464,443
Retained earnings	27,339,770	26,641,853
Treasury stock (330,396 shares at cost)	(828,385)	(828,385)
Accumulated other comprehensive income	(118,593)	(39,537)
Total stockholders' equity	31,909,600	31,264,762
	$42,478,690	$40,975,913

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	2009	2008

NET SALES	$13,360,990	$13,260,160
COST OF SALES	5,544,544	5,519,138
Gross profit	7,816,446	7,741,022

OPERATING EXPENSES	6,779,137	7,019,638
INCOME FROM OPERATIONS	1,037,309	721,384

OTHER (INCOME) EXPENSE:
Interest expense	77,409	81,741
Other, net	(77,272)	(280,390)
Total other (income) expense	137	(198,649)

INCOME BEFORE INCOME TAXES	1,037,172	920,033

PROVISION FOR INCOME TAXES	339,255	335,535

NET INCOME	$697,917	$584,498

NET INCOME PER COMMON SHARE – BASIC	$0.06	$0.05

NET INCOME PER COMMON SHARE – DILUTED	$0.06	$0.05

Weighted Average Number of Shares Outstanding:
Basic	10,670,111	10,977,092
Diluted	10,721,954	11,067,863

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$697,917	$584,498
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	279,499	225,424
Gain on disposal of assets	-	(12,109)
Non-cash stock-based compensation	2,540	7,625
Deferred income taxes	40,737	150,368
Other	(70,127)	(46,598)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(357,270)	494,697
Inventory	396,778	1,245,724
Income taxes	(363,235)	203,562
Other current assets	(672,852)	(143,935)
Accounts payable-trade	1,188,804	(11,781)
Accrued expenses and other liabilities	25,995	574,776
Total adjustments	470,869	2,687,753
Net cash provided by operating activities	1,168,786	3,272,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(278,224)	(2,136,246)
Purchase of certificates of deposit	(4,048,000)	-
Proceeds from maturities of certificates of deposit	1,081,000	-
Decrease (increase) in other assets	1,198	690,560
Net cash used in investing activities	(3,244,026)	(1,445,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(64,880)	(44,959)
Payments on notes payable and long-term debt	(50,625)	-
Proceeds from issuance of common stock	23,437	-
Proceeds from sale of assets	-	18,329
Net cash provided by (used in) financing activities	(92,068)	(26,630)

NET INCREASE (DECREASE) IN CASH	(2,167,308)	1,799,935

CASH, beginning of period	7,810,298	6,310,396

CASH, end of period	$5,642,990	$8,110,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$77,409	$81,741
Income tax paid during the period, net of (refunds)	369,180	60,210

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangement	-	$803,712

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,672	$357,483	$29,815,504

Shares issued - stock options and warrants exercised
Stock-based compensation	-	-	7,625	-	-	-	7,625
Net income	-	-	-	-	584,498	-	584,498	$584,498
Translation adjustment	-	-	-	-	-	(50,853)	(50,853)	(50,853)
BALANCE, March 31, 2008	10,977,092	$26,359	$5,427,102	$(25,487)	$24,622,170	$306,630	$30,356,774

Comprehensive income for the three months ended March 31, 2008	$533,645

BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762

Shares issued - stock options and warrants exercised	25,000	60	23,377	-	-	-	23,437
Stock-based compensation	-	-	2,540	-	-	-	2,540
Net income	-	-	-	-	697,917	-	697,917	$697,917
Translation adjustment	-	-	-	-	-	(79,056)	(79,056)	(79,056)
BALANCE, March 31, 2009	10,689,555	$26,448	$5,490,360	$(828,385)	$27,339,770	$(118,593)	$31,909,600

Comprehensive income for the three months ended March 31, 2009	$618,861

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2009 and December 31, 2008, and its results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The components of inventory consist of the following:

	As of
	March 31, 2009	December 31, 2008
Inventory on hand:
Finished goods held for sale	$14,112,684	$14,867,830
Raw materials and work in process	423,686	415,644
Inventory in transit	1,077,999	727,673
	$15,614,369	$16,011,147

Goodwill and Other Intangibles.  Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2008, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2009.

A summary of changes in our goodwill for the periods ended March 31, 2009 and 2008 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2007	$607,130	$383,406	$990,536
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(4,255)	-	(4,255)
Impairments	-	-	-
Balance, March 31, 2008	$602,875	$383,406	$986,281

Balance, December 31, 2008	$583,259	$383,406	$966,665
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(3,998)	-	(3,998)
Impairments	-	-	-
Balance, March 31, 2009	$579,261	$383,406	$962,667

Other intangibles consist of the following:

	As of March 31, 2009			As of December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$328,849	$215,520	$544,369	$319,776	$224,593
Non-Compete Agreements	176,795	50,483	126,312	177,708	46,809	130,899
	$721,164	$379,332	$341,832	$722,077	$366,585	$355,492

We recorded amortization expense of $12,824 during the first quarter of 2009 compared to $15,351 during the first quarter of 2008.  All of our intangible assets are subject to amortization under SFAS 142.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2009	$20,954	$30,337	$51,291
2010	20,954	30,337	51,291
2011	20,027	30,337	50,364
2012	1,250	30,337	31,587
2013	-	30,337	30,337

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

Recent Accounting Pronouncements.  In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R defines a business combination as a transaction or other event in which an acquirer obtains control of one or more businesses. Under SFAS 141R, all business combinations are accounted for by applying the acquisition method (previously referred to as the purchase method), under which the acquirer measures all identified assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their acquisition date fair values. Certain forms of contingent consideration and certain acquired contingencies are also recorded at their acquisition date fair values. SFAS 141R also requires that most acquisition related costs be expensed in the period incurred. SFAS 141R was effective for us in January 2009. SFAS 141R will change our accounting for business combinations on a prospective basis.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires a company to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position. It also requires the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of income. SFAS 160 also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 was effective for us in January 2009. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations and cash flows.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 was effective for us in January 2009. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations and cash flows.

2.  SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value.  We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at March 31, 2009 and December 31, 2008 consisted of certificates of deposit.  The contractual maturities of the certificates of deposit as of March 31, 2009 are shown below.  Actual maturities may differ from the contractual maturities because debtors may have the right to call obligations with or without call penalties.

Due within one year	$5,483,000
Due between one and five years	-
Due between five and ten years	99,000
Due between ten and fifteen years	198,000
Due between fifteen and twenty years	198,000
$5,978,000

3. NOTES PAYABLE AND LONG-TERM DEBT

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

At March 31, 2009 and December 31, 2008, the amount outstanding under the above agreement consisted of the following:

	March 31, 2009	December 31, 2008
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,864,375	$3,915,000

Capital lease secured by HVAC equipment – total monthly principal and interest payments of $24,328 at approximately 5.7% interest per annum, matures February 2011	529,069	593,949
	4,393,444	4,508,949
Less - Current maturities	(471,383)	(467,611)
	$3,922,061	$4,041,338

4. STOCK-BASED COMPENSATION

We have one stock option plan which provides for stock option grants to non-employee directors.  No options have been awarded as of March 31, 2009.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period.  Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, and elected to adopt the standard using the modified prospective transition method.  We recognized share based compensation expense of approximately $2,500 and $7,600 for the quarters ended March 31, 2009 and 2008, respectively, as a component of operating expenses.

During the three months ended March 31, 2009 and 2008, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	$2.11	236,700
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2008	$2.11	236,700	3.79	$270,780
Exercisable, March 31, 2008	$1.97	220,700	3.65	$237,740

Outstanding, January 1, 2009	$2.16	224,700
Granted	-	-
Cancelled	-	-
Exercised	0.9375	25,000
Outstanding, March 31, 2009	$2.31	199,700	3.09	$247,123
Exercisable, March 31, 2009	$2.30	197,700	3.07	$244,583

Other information pertaining to option activity during the three month periods ended March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	$2,540	$7,625
Total intrinsic value of stock options exercised	$14,878	N/A

As of March 31, 2009 and 2008, there was $0 and $25,000, respectively, of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of one year.

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2009 and 2008:

	2009	2008
Net income	$697,917	$584,498
Numerator for basic and diluted earnings per share	$697,917	$584,498

Denominator for basic earnings per share – weighted-average shares	10,670,111	10,977,092

Effect of dilutive securities:
Stock options	51,843	90,771
Warrants	-	-
Dilutive potential common shares	51,843	90,771

Denominator for diluted earnings per share – weighted-average shares	10,721,954	11,067,863

Basic earnings per share	$0.06	$0.05
Diluted earnings per share	$0.06	$0.05

The net effect of converting stock options and warrants to purchase 73,000 and 165,700 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2009 and 2008, respectively.

6.  SEGMENT INFORMATION

We identify our segments based on the activities of four distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of warehouse distribution units operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in the North America;

c.
International Leathercraft, which sells to both wholesale and retail customers.  It carries the same products as North American stores.  We started this operation in February 2008 and have one store located in Northampton, UK; and

d.	Other, which consists of Roberts, Cushman & Co., a distributor of decorative hat trims sold directly to hat manufacturers.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Other	Total
For the quarter ended March 31, 2009
Net sales	$6,286,702	$6,603,522	$292,872	$177,894	$13,360,990
Gross profit	3,567,923	3,950,164	222,359	76,000	7,816,446
Operating earnings	366,247	550,168	81,116	39,778	1,037,309
Interest expense	77,409	-	-	-	77,409
Other, net	(94,008)	191	16,545	-	(77,272)
Income before income taxes	382,846	549,977	64,571	39,778	1,037,172

Depreciation and amortization	247,102	29,024	3,164	209	279,499
Fixed asset additions	253,786	24,438	-	-	$278,224
Total assets	$35,839,248	$5,510,987	$989,159	$139,296	$42,478,690

For the quarter ended March 31, 2008
Net sales	$6,738,210	$6,270,774	$41,738	$209,438	$13,260,160
Gross profit	3,719,054	3,908,469	29,724	83,775	7,741,022
Operating earnings	123,955	614,451	(41,460)	24,438	721,384
Interest expense	81,741	-	-	-	81,741
Other, net	(280,608)	266	(48)	-	(280,390)
Income before income taxes	322,822	614,185	(41,412)	24,438	920,033

Depreciation and amortization	189,690	32,025	2,647	1,062	225,424
Fixed asset additions	2,856,751	15,260	67,947	-	$2,939,958
Total assets	$34,097,700	$5,368,486	$272,964	$124,031	$39,863,181

Net sales for geographic areas were as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
United States	$11,735,710	$11,531,896
Canada	1,051,073	1,242,484
All other countries	574,207	485,780
	$13,360,990	$13,260,160

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2009 and 2008.  We do not have any significant long-lived assets outside of the United States.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation and our common stock trades on the NYSE Amex (formerly the American Stock Exchange) under the symbol “TLF.”  We operate our business in four segments:  Wholesale Leathercraft, which operates wholesale stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates retail stores in North America under the trade name, Tandy Leather Company, International Leathercraft, which operates combination retail/wholesale stores outside of North America under the trade name, Tandy Leather Factory, and Other.  See Note 6 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 35 states and five Canadian provinces.  Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of May 1, 2009, we were operating 74 Tandy Leather retail stores located throughout the United States and Canada.

Our International Leathercraft segment operates one company-owned store in Northampton, United Kingdom.  The store, which opened in February 2008, operates as a combination retail and wholesale store.

Our “Other” segment consists of Roberts, Cushman and Co., a wholly-owned subsidiary that custom designs and distributes decorative hat trims for headwear manufacturers.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our annual report on Form 10-K for fiscal year ended December 31, 2008 for additional information concerning these and other uncertainties that could negatively impact the Company.

➢	We believe that a rise in oil and natural gas prices will increase the costs of the goods that we sell, including the costs of shipping those goods from the manufacturer to our stores and customers.

Various oils used to manufacture certain leather and leathercrafts are derived from petroleum and natural gas.  Also, the carriers who transport our goods rely on petroleum-based fuels to power their ships, trucks and trains.  They are likely to pass any incurred cost increases on to us.  We are unsure how much of this increase we will be able to pass on to our customers.

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

Results of Operations

The following tables present selected financial data of each of our four segments for the quarters ended March 31, 2009 and 2008.

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,286,702	$366,247	$6,738,210	$123,955
Retail Leathercraft	6,603,522	550,168	6,270,774	614,451
Int’l Leathercraft	292,872	81,116	41,738	(41,461)
Other	177,894	39,778	209,438	24,439
Total Operations	$13,360,990	$1,037,309	$13,260,160	$721,384

Consolidated net sales for the quarter ended March 31, 2009 increased $101,000, or 0.8%, compared to the same period in 2008.  Retail and International Leathercraft’s sales increased $333,000 and $251,000, respectively, while Wholesale Leathercraft and Other reported sales decreases of $451,000 and $32,000, respectively.  Operating income on a consolidated basis for the quarter ended March 31, 2009 was up 43.8%, or $316,000, from the first quarter of 2008.

The following table shows in comparative form our consolidated net income for the first quarters of 2009 and 2008:

	2009	2008	% change
Net income	$697,917	$584,498	19.4%

All segments contributed to our consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group.  The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2009 and 2008:
	Quarter ended
Customer Group	03/31/09	03/31/08
RETAIL (end users, consumers, individuals)	29%	28%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	41%	43%
MANUFACTURERS	7%	10%
NATIONAL ACCOUNTS	16%	12%
	100%	100%

Net sales decreased 6.7%, or $451,000, for the first quarter of 2009 as follows:

	Quarter Ended 03/31/09	Quarter Ended 03/31/08	$ change	% change
Same store sales (29)	$5,414,997	$5,991,951	$(576,954)	(9.6)%
National account group	871,705	746,259	125,446	16.8%
	$6,286,702	$6,738,210	$(451,508)	(6.7)%

Sales to our retail customers and national account group customers were up in the first quarter of 2009 compared to the first quarter of 2008.  The increase in retail sales is consistent with our sales trend for the last several quarters; that being stronger retail sales and continued weakness in sales to our wholesale customers.  We gained placement of some additional product with a few of our National Account customers which accounted for the sales gain for that group.

Operating income for Wholesale Leathercraft during the current quarter increased by $242,000 from the comparative 2008 quarter, an improvement of 195%.  Lower operating expenses accounted for the majority of the increase in operating income, despite the lower sales.  Because of the relocation of our corporate headquarters last year to the building we purchased, we reduced our rent and utilities expense by approximately $150,000 in the current quarter compared to 2008.  Also, we incurred a one-time expense in the first quarter of 2008 of $110,000 to move our corporate offices to our new building that we didn’t incur this year.  Finally, due to the reduction in sales, our freight costs to ship product to customers were down by approximately $75,000 this quarter as compared to the same quarter of 2008.

Retail Leathercraft

Our Retail Leathercraft operation consists of 74 Tandy Leather retail stores at March 31, 2009, compared to 72 stores at March 31, 2008.  Net sales increased 5.3% for the first quarter of 2009 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr ended 03/31/09	Qtr ended 03/31/08	$ Incr (decr)	% Incr (decr)
Same (existing) store sales	72	$6,468,173	$6,270,774	$197,399	3.1%
New store sales	2	135,349	-	135,349	N/A
Total sales	74	$6,603,522	$6,270,774	$332,748	5.3%

The following table presents sales mix by customer categories for the quarters ended March 31, 2009 and 2008 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/09	03/31/08
RETAIL (end users, consumers, individuals)	65%	64%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7	8
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	27	27
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1	1
	100%	100%

Sales to each customer group increased slightly over the first quarter of 2008 except for the Manufacturers group.  Our experience is that small manufacturers and wholesalers tend to be especially cautious in their purchasing during a weak economy since they generally do not maintain excess cash to invest in raw materials and inventory.  As a result, their purchases from us tend to be more sporadic and smaller in dollars spent.

Operating income decreased $64,000 from the comparative 2008 quarter.  Operating income as a percentage of sales also decreased slightly from 9.8% in the first quarter of 2008 to 8.3% in the first quarter of 2009.  Our gross margin decreased from 62.3% to 59.8%.  Operating expenses as a percentage of sales decreased from 52.5% to 51.5%.  Operating expenses increased $106,000 over the first quarter of 2008.  The two new stores opened since March 31, 2008 account for additional operating expenses of $78,000.  Adding to those expenses are additional advertising expenses associated with local store promotions, supplies, and employee benefits.

International Leathercraft

Consisting of one store located in the UK, this division’s sales totaled $293,000 for the first quarter of 2009, compared to $42,000 in the first quarter of 2008. The UK store was opened in February 2008.  Gross profit margin was 75% for 2009’s first quarter, which is significantly higher than comparable stores in the U.S.  The store generated higher profit margins primarily due to the store’s unique sales mix of more tools and supplies and less leather compared to the sales mix in our U.S. stores.  Operating expenses totaled $141,000 in the first quarter of 2009, the largest components being employee compensation, advertising, rent and shipping costs to customers.

Other (Roberts, Cushman)

Sales decreased $31,000 or 15% for the first quarter of 2009.   Gross profit margins improved to 43% from 40% a year ago.  Operating income increased $15,000 due to the improvement in gross profit margin and the reduction in operating expenses. Operating expenses decreased $23,000 from the first quarter of 2008 due to the reduction of personnel and occupancy costs.

Other Expenses

We paid $77,000 in interest on our bank debt in the first quarter of 2009, compared to $81,000 in the first quarter of 2008.  We recorded $29,000 in interest income on our cash balances during the quarter compared to $41,000 a year ago.  The reduction in interest income is the result of the lower rates earned on invested cash.  We recorded $28,000 in income for currency fluctuations in the first quarter of 2009.  Comparatively, in the first quarter of 2008, we recorded $15,000 in income for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $40.9 million at year-end 2008 to $42.5 million at March 31, 2009.  Total cash, including certificates of deposit, and other current assets accounted for the majority of the increase.  Total stockholders’ equity increased from $31.2 million at December 31, 2008 to $31.9 million at March 31, 2009, the increase being attributable to earnings in the first quarter of this year.  Our current ratio fell from 5.7 at December 31, 2008 to 5.1 at March 31, 2008 due to the increase in trade accounts payable during that time period.

Our investment in inventory decreased by $400,000 at March 31, 2009 from year-end 2008, due to our continued management of inventory relative to our consolidated sales.  Inventory turnover increased to an annualized rate of 3.38 times during the first quarter of 2009, from 3.15 times for the first quarter of 2008.  Inventory turnover was 3.18 times for all of 2008.  We compute our inventory turns as sales divided by average inventory.  At the end of the first quarter, our total inventory on hand was approximately 5% under our internal targets for optimal inventory levels.  We will continue to monitor the relationship between our sales and inventory in order to optimize our investment in inventory.

Trade accounts receivable was $1.5 million at March 31, 2009, up $357,000 from $1.2 million at year-end 2008.  The average days to collect accounts for the first quarter of 2009 were 43 days, down from the first quarter of 2008 of 59 days.  The improvement in our average days to collect is the result of a tightened credit policy and an increase in our collection efforts with open account customers in order to minimize the risk of uncollectible accounts in the current economic environment.

Accounts payable increased to $2.3 million at March 31, 2009 compared to $1.1 million at year-end 2008.  We intentionally slowed down our payments to our suppliers as we were paying well ahead of terms in some cases.  All of our accounts with trade suppliers are paid within agreed upon terms.  Accrued expenses were virtually unchanged from December 31, 2008 to March 31, 2009.

During the first quarter of 2009, cash flow provided by operating activities was $1.2 million.  The net income generated for the quarter contributed a portion of the cash flow, in addition to the increase in accounts payable.  Cash flow used in investing activities totaled $3.2 million consisting primarily of net purchases of certificates of deposit with our excess cash.  Cash flow used by financing activities totaled $92,000, consisting of payments on our capital lease of $65,000 and payments on our bank debt of $50,000, offset by proceeds from stock option exercises totaling $23,000.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2008.  We believe that our exposure to market risks has not changed significantly since December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	-	-	-	-
February 1 – February 28	-	-	-	-
March 1 – March 31	-	-	-	1,000,000 (1)
Total	-	-	-	1,000,000 (1)

(1)
On February 27, 2009, our Board of Directors approved a stock repurchase program, permitting us to repurchase up to one million shares of our common stock at prevailing market prices not to exceed $2.85.  The repurchase program commenced on April 1, 2009 and will continue through March 10, 2010.  As of March 31, 2009, we had not repurchased any of our shares in connection with this repurchase offer.

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

10.1
Consulting Agreement, dated January 1, 2009, by and between Tandy Leather Factory, Inc. and J. Wray Thompson, filed as Exhibit 10.1 to Form 8-K filed by Tandy Leather Factory, Inc. with the Securities and Exchange Commission on February 17, 2009 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 13, 2009	By: /s/ Ron Morgan
Ron Morgan
Chief Executive Officer

Date: May 13, 2009	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)