Form 10-Q
period 2009-06-30
TANDY LEATHER FACTORY INC
filed 2009-08-11
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 10, 2009
Common Stock, par value $0.0024 per share	10,664,328

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1

Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	3

Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2009 and 2008	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 6. Exhibits	13

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
CURRENT ASSETS:
Cash	$5,618,813	$7,810,298
Short-term investments, including certificates of deposit	5,572,000	3,011,000
Accounts receivable-trade, net of allowance for doubtful accounts
of $35,000 and $43,000 in 2009 and 2008, respectively	1,657,816	1,180,349
Inventory	15,789,292	16,011,147
Deferred income taxes	229,162	229,501
Other current assets	1,072,512	777,550
Total current assets	29,939,595	29,019,845

PROPERTY AND EQUIPMENT, at cost	15,807,808	15,340,732
Less accumulated depreciation and amortization	(5,570,565)	(5,019,885)
	10,237,243	10,320,847

GOODWILL	971,464	966,655
OTHER INTANGIBLES, net of accumulated amortization of
$392,000 and $367,000 in 2009 and 2008, respectively	330,856	355,492
OTHER assets	312,022	313,074
	$41,791,180	$40,975,913

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,514,288	$1,148,577
Accrued expenses and other liabilities	2,979,974	3,182,194
Income taxes payable	53,805	271,122
Current maturities of capital lease obligation	-	265,111
Current maturities of long-term debt	202,500	202,500
Total current liabilities	4,750,567	5,069,504

DEFERRED INCOME TAXES	644,896	600,309

LONG-TERM DEBT, net of current maturities	3,611,250	3,712,500
CAPITAL LEASE OBLIGATION, net of current maturities	-	328,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,019,951 and 10,994,951 shares issued at 2009 and 2008;
10,665,281 and 10,664,555 shares outstanding at 2009 and 2008,	26,448	26,388
Paid-in capital	5,490,360	5,464,443
Retained earnings	28,101,021	26,641,853
Treasury stock (354,670 and 330,396 shares at cost at 2009 and 2008))	(893,282)	(828,385)
Accumulated other comprehensive income	59,920	(39,537)
Total stockholders' equity	32,784,467	31,264,762
	$41,791,180	$40,975,913

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008
NET SALES	$13,214,940	$13,847,964	$26,575,930	$27,108,124

COST OF SALES	5,473,058	5,836,312	11,017,602	11,355,450

Gross profit	7,741,882	8,011,652	15,558,328	15,752,674

OPERATING EXPENSES	6,599,484	6,920,134	13,378,621	13,939,773

INCOME FROM OPERATIONS	1,142,398	1,091,518	2,179,707	1,812,901

OTHER INCOME (EXPENSE):
Interest expense	(83,575)	(87,912)	(160,984)	(169,653)
Other, net	142,915	26,293	220,187	306,683
Total other income (expense)	59,340	(61,619)	59,203	137,030

INCOME BEFORE INCOME TAXES	1,201,738	1,029,899	2,238,910	1,949,931

PROVISION FOR INCOME TAXES	440,487	374,649	779,742	710,183

NET INCOME	$761,251	$655,250	$1,459,168	$1,239,748

NET INCOME PER COMMON SHARE-BASIC	$ 0.07	$ 0.06	$ 0.14	$ 0.11
NET INCOME PER COMMON SHARE-DILUTED	$ 0.07	$ 0.06	$ 0.14	$ 0.11

Weighted Average Number of Shares Outstanding:
Basic	10,673,245	10,981,378	10,650,573	10,979,235
Diluted	10,731,998	11,076,340	10,705,871	11,072,102

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,459,168	$1,239,748
Adjustments to reconcile net income to net
cash provided by operating activities-
Depreciation & amortization	561,253	509,324
Loss on disposal of assets	-	14,760
Non-cash stock-based compensation	2,540	15,250
Deferred income taxes	44,926	358,413
Other	84,037	(36,354)
Net changes in assets and liabilities:
Accounts receivable-trade, net	(477,467)	183,169
Inventory	221,855	2,162,406
Income taxes	(217,317)	(184,140)
Other current assets	(294,962)	262,063
Accounts payable	365,711	292,114
Accrued expenses and other liabilities	(202,220)	720,975
Total adjustments	88,356	4,297,980

Net cash provided by operating activities	1,547,524	5,537,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(442,402)	(3,098,638)
Purchase of certificates of deposit	(5,336,000)	(396,000)
Proceeds from maturities of certificates of deposit	2,775,000	-
Proceeds from sale of assets	-	38,181
Decrease (increase) in other assets	1,052	721,907

Net cash used in investing activities	(3,002,350)	(2,734,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and notes payable	(101,250)	(33,750)
Payments on capital lease obligations	(593,949)	(103,647)
Repurchase of common stock (treasury stock)	(64,897)	-
Proceeds from issuance of common stock	23,437	13,500

Net cash used in financing activities	(736,659)	(123,897)

NET CHANGE IN CASH	(2,191,485)	2,679,281

CASH, beginning of period	7,810,298	6,310,396

CASH, end of period	$5,618,813	$8,989,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$160,487	$169,653
Income taxes paid during the period, net of (refunds)	884,425	534,957

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	-	803,712

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Six Months Ended June 30, 2009 and 2008

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,672	$357,483	$29,815,504

Shares issued - stock options and warrants exercised	10,000	24	13,476	-	-	-	13,500
Stock-based compensation	-	-	15,250	-	-	-	15,250
Net income	-	-	-	-	1,239,748	-	1,239,748	$1,239,748
Translation adjustment	-	-	-	-	-	(39,362)	(39,362)	(39,362)
BALANCE, June 30, 2008	10,987,092	$26,383	$5,448,203	$(25,487)	$25,277,420	$318,121	$31,044,640

Comprehensive income for the six months ended June 30, 2008	$1,200,386

BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762

Shares issued - stock options exercised	25,000	60	23,377	-	-	-	23,437
Purchase of treasury stock	(24,274)	-	-	(64,897)	-	-	(64,897)
Stock-based compensation	-	-	2,540	-	-	-	2,540
Net income	-	-	-	-	1,459,168	-	1,459,168	$1,459,168
Translation adjustment	-	-	-	-	-	99,457	99,457	99,457
BALANCE, June 30, 2009	10,665,281	$26,448	$5,490,360	$(893,282)	$28,101,021	$59,920	$32,784,467

Comprehensive income for the six months ended June 30, 2009	$1,558,625

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Tandy Leather Factory, Inc. and its subsidiaries.  Unless the context indicates otherwise, references to “we”, “us”, and “our” refer to the consolidated operations of Tandy Leather Factory, Inc. and its subsidiaries.  In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2009 and December 31, 2008, and its results of operations and cash flows for the three and/or six-month periods ended June 30, 2009 and 2008.  Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The components of inventory consist of the following:

	As of
	June 30, 2009	December 31, 2008
Inventory on hand:
Finished goods held for sale	$14,402,833	$14,867,830
Raw materials and work in process	591,329	415,644
Inventory in transit	795,130	727,673
	$15,789,292	$16,011,147

Goodwill and Other Intangibles.  Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment during the interim.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2008, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first half of 2009.

A summary of changes in our goodwill for the six-month periods ended June 30, 2009 and 2008 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2007	$607,130	$383,406	$990,536
Acquisitions and adjustments	-	-	-
Foreign exchange gain (loss)	(3,010)	-	(3,010)
Impairments	-	-	-
Balance, June 30, 2008	$604,120	$383,406	$987,526

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2008	$583,259	$383,406	$966,665
Acquisitions and adjustments	-	-	-
Foreign exchange gain (loss)	4,799	-	4,799
Impairments	-	-	-
Balance, June 30, 2009	$588,058	$383,406	$971,464

Other intangibles consist of the following:

	As of June 30, 2009			As of December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$337,921	$206,448	$544,369	$319,776	$224,593
Non-Compete Agreements	178,808	54,400	124,408	177,708	46,809	130,899
	$723,177	$392,321	$330,856	$722,077	$366,585	$355,492

We recorded amortization expense of $25,645 during the first six months of 2009 compared to $25,645 during the first half of 2008.  All of our intangible assets are subject to amortization under SFAS 142.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

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

In May 2009, FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which modifies the subsequent event guidance in AICPA AU Section 560. The three modifications to the subsequent events guidance in AU Section 560 are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. We adopted this standard, as required, for the period ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations and cash flows.

In July 2009, FASB issued SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 supersedes Statement No. 162 issued in May 2008. SFAS 168 will establish the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will not impact our financial statements other than references to authoritative accounting literature in future periods will be made in accordance with the Codification.

2. SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value.  We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at June 30, 2009 and December 31, 2008 consisted of certificates of deposit.  The contractual maturities of the certificates of deposit as of June 30, 2009 are shown below.  Actual maturities may differ from the contractual maturities because debtors may have the right to call obligations with or without call penalties.

Due within one year	$4,383,000
Due between one and five years	892,000
Due between five and ten years	99,000
Due between ten and fifteen years	99,000
Due between fifteen and twenty years	99,000
$5,572,000

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

At June 30, 2009 and December 31, 2008, the amount outstanding under the above agreement consisted of the following:

	June 30, 2009	December 31, 2008
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,813,750	$3,915,000

Capital lease secured by HVAC equipment – total monthly principal and interest payments of $24,328 at approximately 5.7% interest per annum, matures February 2011; paid in full in May 2009	-	593,949
	3,813,750	4,508,949
Less - Current maturities	(202,500)	(467,611)
	$3,611,250	$4,041,338

4. STOCK-BASED COMPENSATION

We have one stock option plan which provides for stock option grants to non-employee directors.  No options have been awarded as of June 30, 2009.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period.  Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, and elected to adopt the standard using the modified prospective transition method.  We recognized share based compensation expense of $0 and $7,625 for each of the quarters ended June 30, 2009 and 2008, respectively, and $2,540 and $15,250 for each of the six month periods ended June 30, 2009 and 2008, respectively, as a component of operating expenses.

During the six months ended June 30, 2009 and 2008, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	$2.11	236,700
Granted	-	-
Cancelled	-	-
Exercised	1.35	10,000
Outstanding, June 30, 2008	$2.15	226,700	3.70	$262,751
Exercisable, June 30, 2008	$2.00	210,700	3.56	$229,711

Outstanding, January 1, 2009	$2.16	224,700
Granted	-	-
Cancelled	-	-
Exercised	0.94	25,000
Outstanding, June 30, 2009	$2.31	199,700	2.77	$247,123
Exercisable, June 30, 2009	$2.30	210,700	2.75	$244,583

Other information pertaining to option activity during the six month periods ended June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	$14,878	$8,029

As of June 30, 2009 and 2008, there was $0 and $18,000, respectively, of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of two years.

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$761,251	$655,250	$1,459,168	$1,239,748
Numerator for basic and diluted earnings per share	761,251	655,250	1,459,168	1,239,748
Denominator:
Weighted-average shares outstanding-basic	10,673,245	10,981,378	10,650,573	10,979,235

Effect of dilutive securities:
Stock options	58,753	94,962	55,298	92,867
Dilutive potential common shares	58,753	94,962	55,298	92,867
Denominator for diluted earnings per share-weighted-average shares	10,731,998	11,076,340	10,705,871	11,072,102

Basic earnings per share	$0.07	$0.06	$0.14	$0.11
Diluted earnings per share	$0.07	$0.06	$0.14	$0.11

The net effect of converting stock options to purchase 126,700 and 165,700 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter and six months ended June 30, 2009 and 2008, respectively.

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

c.
International Leathercraft, sells to both wholesale and retail customers.  It carries the same products as our North American stores.  This operation started in February 2008 with one store located in Northampton, United Kingdom; and

d.	Other, which consists of Roberts, Cushman & Co., a distributor of decorative hat trims sold directly to hat manufacturers.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	InternationalLeathercraft	Other	Total
For the quarter ended June 30, 2009
Net sales	$6,112,421	$6,626,225	$307,852	$168,442	$13,214,940
Gross profit	3,502,921	4,026,569	146,551	65,841	7,741,882
Operating earnings	513,527	646,307	(12,062)	(5,374)	1,142,398
Interest (expense)	(83,575)	-	-	-	(83,575)
Other income (expense), net	(6,877)	1,081	148,711	-	142,915
Income before income taxes	423,075	647,388	136,649	(5,374)	1,201,738

Depreciation and amortization	250,296	27,848	3,401	209	281,754
Fixed asset additions	132,139	32,039	-	-	164,178
Total assets	$34,880,109	$5,499,948	$1,238,393	$172,730	$41,791,180

For the quarter ended June 30, 2008
Net sales	$7,218,197	$6,235,427	$193,822	$200,518	$13,847,964
Gross profit	3,901,648	3,898,022	112,284	99,698	8,011,652
Operating earnings	524,619	571,869	(7,456)	2,486	1,091,518
Interest (expense)	(87,912)	-	-	-	(87,912)
Other income (expense), net	33,420	(134)	(6,993)	-	26,293
Income before income taxes	470,127	571,735	(14,449)	2,486	1,029,899

Depreciation and amortization	248,425	31,732	3,744	-	283,901
Fixed asset additions	150,013	6,660	2,007	-	158,680
Total assets	$34,790,281	$5,423,423	$501,521	$132,470	$40,847,695

	Wholesale Leathercraft	Retail Leathercraft	InternationalLeathercraft	Other	Total
For the six months ended June 30, 2009
Net sales	$12,399,123	$13,229,746	$600,724	$346,337	$26,575,930
Gross profit	7,070,843	7,976,733	368,911	141,841	15,558,328
Operating earnings	879,774	1,196,475	69,054	34,404	2,179,707
Interest (expense)	(160,984)	-	-	-	(160,984)
Other income (expense), net	87,132	889	132,166	-	220,187
Income before income taxes	805,922	1,197,364	201,220	34,404	2,238,910

Depreciation and amortization	497,398	56,872	6,565	418	561,253
Fixed asset additions	383,179	59,223	-	-	442,402
Total assets	$34,880,109	$5,499,948	$1,238,393	$172,730	$41,791,180

For the six months ended June 30, 2008
Net sales	$13,956,408	$12,506,201	$235,559	$409,956	$27,108,124
Gross profit	7,620,702	7,806,491	142,008	183,473	15,752,674
Operating earnings	648,574	1,186,321	(48,917)	26,923	1,812,901
Interest expense	(169,653)	-	-	-	(169,653)
Other income (expense), net	314,028	(401)	(6,944)	-	306,683
Income before income taxes	792,949	1,185,920	(55,861)	26,923	1,949,931

Depreciation and amortization	438,114	63,757	6,391	1,062	509,324
Fixed asset additions	3,006,764	21,920	-	69,954	3,098,638
Total assets	$34,790,281	$5,423,423	$501,521	$132,470	$40,847,695

Net sales for geographic areas for the three and six months ended June 30, 2009 and 2008 were as follows:

Three months ended June 30,	2009	2008
United States	$11,526,193	$12,081,267
Canada	1,080,061	1,229,723
All other countries	608,686	536,974
	$13,214,940	$13,847,964

Six months ended June 30,	2009	2008
United States	$23,261,903	$23,613,163
Canada	2,131,135	2,472,207
All other countries	1,182,892	1,022,754
	$26,575,930	$27,108,124

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or six-month periods ended June 30, 2009 or 2008.  We do not have any significant long-lived assets outside of the United States.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 35 states and five Canadian provinces.  Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of August 1, 2009, we were operating 75 Tandy Leather retail stores located throughout the United States and Canada.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

The following tables present selected financial data of each of our four segments for the quarters ended June 30, 2009 and 2008.

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,112,421	$513,527	$7,218,197	$524,619
Retail Leathercraft	6,626,225	646,307	6,235,427	571,869
International Leathercraft	307,852	(12,064)	193,822	(7,456)
Other	168,442	(5,374)	200,518	2,486
Total Operations	$13,214,940	$1,142,398	$13,847,964	$1,091,518

Consolidated net sales for the quarter ended June 30, 2009 decreased $633,000 or 5%, compared to the same period in 2008.  Retail and International Leathercraft contributed $391,000 and $114,000 of additional sales, offset by a sales decrease of $1.1 million and $32,000 in Wholesale Leathercraft and Other, respectively.  Operating income on a consolidated basis for the quarter ended June 30, 2009 was up 5% or $51,000 over the second quarter of 2008.

The following table shows in comparative form our consolidated net income for the second quarters of 2009 and 2008:
	2009	2008	% Change
Net income	$761,251	$655,250	16.2%

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group.  The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2009 and 2008:

	Quarter ended
Customer Group	06/30/09	06/30/08
RETAIL (end users, consumers, individuals)	27%	25%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	10%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	43%	41%
MANUFACTURERS	8%	9%
NATIONAL ACCOUNTS	14%	15%
	100%	100%

Net sales were down 15% for the second quarter of 2009 as follows:

	Quarter Ended 06/30/09	Quarter Ended 06/30/08	$ change	% change
Same store sales (30)	$5,327,001	$6,069,076	$(742,075)	(12.2%)
National account group	785,420	1,149,121	(363,701)	(31.7%)
	$6,112,421	$7,218,197	$(1,105,776)	(15.3%)

Our same store sales declined 12% in the second quarter of 2009, as compared with the same period in 2008.  Compared to the second quarter of 2008, sales decreased in all customer categories, which we attribute to general economic conditions.  Sales to our national account customers were down 32% for the quarter, compared to the same quarter last year.  The sales decline was the result of some one-time sales of discontinued merchandise in last year’s second quarter that did not occur in this year’s second quarter.

Operating income for Wholesale Leathercraft during the quarter ended June 30, 2009 declined by $11,000 from the comparative 2008 quarter, a decrease of 2%.  Operating expenses as a percentage of sales were 48.9%, down $387,000 from the second quarter of 2008.  Advertising expenses decreased $178,000 as we continue to produce more electronic advertising programs which save printing and postage costs.  Employee benefits decreased $90,000.  Professional fees and outside services decreased $78,000 and $65,000, respectively, due to the elimination of various consulting services.  These reductions in operating expenses were partially offset by increases in property insurance of $15,000 and property taxes of $30,000.

Retail Leathercraft

Our Retail Leathercraft operation consists of 75 Tandy Leather retail stores at June 30, 2009, compared to 72 stores at June 30, 2008.  Net sales were up approximately 6% for the second quarter of 2009 over the same quarter last year.  A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/09	Qtr Ended 06/30/08	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	72	$6,501,086	$6,235,427	$265,659	4.3%
New store sales	3	125,139	-	125,139	N/A
Total sales	75	$6,626,225	$6,235,427	$390,798	6.3%

The following table presents sales mix by customer categories for the quarters ended June 30, 2009 and 2008 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	06/30/09	06/30/08
RETAIL (end users, consumers, individuals)	60%	60%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	11%	11%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	28%	28%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	1%
	100%	100%

Sales to our Retail, Institution, and Wholesale customer groups in the second quarter of 2009 increased compared to the second quarter of 2008, while sales to our Manufacturer customer group declined.    These sales trends are consistent throughout the company – that is, our retail business appears to be holding fairly steady while our wholesale business has declined.  We believe the weak economy is the primary reason for these sales trends.  The retail stores averaged approximately $29,000 in sales per month for the second quarter of 2009.

Operating income in the second quarter of 2009 increased $74,000 from the comparative 2008 quarter to 9.8% of sales, compared to 9.2% of sales in the second quarter of 2008.  Our gross margin slipped from 62.5% to 60.8% due to aggressive pricing of product in order to motivate sales.  Operating expenses as a percentage of sales decreased from 53.3% to 51.0% as sales grew at a faster rate than that of expenses during the quarter.

International Leathercraft

Sales totaled $308,000 for the second quarter of 2009, compared to $194,000 in the second quarter of 2008.  Gross profit margin fell from 57.9% in last year’s second quarter to 47.6% in the current quarter.  The decline is due primarily to the fluctuation in inventory value between the U.S. dollar and the British pound.  Operating expenses totaled $159,000, with the largest contributors being employee compensation, advertising, shipping to customers, and rent.

Other (Roberts, Cushman)

Sales decreased $32,000 or 16.0% for the second quarter of 2009.   Gross profit margin declined to 39.1% compared to 49.7% in the comparable quarter in 2008 due to the write-off of selected inventory.  Operating income decreased $8,000 due to the reduction in sales and gross profit, offset somewhat by the reduction of various operating expenses.

Other Expenses

We paid $84,000 in interest expense in the second quarter of 2009 on our bank debt and capital lease, which are both related to the building purchase, compared to $88,000 in interest expense in the second quarter last year.  We earned $32,000 in interest income during the second quarter of 2009, equal to that of last year’s second quarter interest income earned of $32,000.  We recorded $78,000 in income during the second quarter of 2009 related to currency fluctuations from our Canadian and UK operations.  Comparatively, in the second quarter of 2008, we recorded income of $6,000 for currency fluctuations.

Six Months Ended June 30, 2009 and 2008

The following table presents selected financial data of each of our four segments for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$12,399,123	$879,774	$13,956,408	$648,574
Retail Leathercraft	13,229,746	1,196,475	12,506,201	1,186,321
International Leathercraft	600,724	69,054	235,559	(48,917)
Other	346,337	34,404	409,956	26,923
Total Operations	$26,575,930	$2,179,707	$27,108,124	$1,812,901

Consolidated net sales for the six months ended June 30, 2009 were down 2%, decreasing $532,000, compared to the same period in 2008.  Retail and International Leathercraft contributed additional sales of $723,000 and $365,000, respectively, offset by a combined sales decrease of $1.6 million from Wholesale Leathercraft and Other.  Operating income on a consolidated basis for the six months ended June 30, 2009 increased 20.2% or $367,000 compared to the first half of 2008.

The following table shows in comparative form our consolidated net income for the first half of 2009 and 2008:

	2009	2008	% change
Net income	$1,459,168	$1,239,748	17.7%

Wholesale Leathercraft

Net sales decreased 11.2%, or $1.6 million, for the first half of 2009 as follows:

	Six Months Ended 06/30/09	Six Months Ended 06/30/08	$ Change	% Change
Same store sales (29)	$10,741,998	$12,061,028	(1,319,030)	(10.9%)
National account group	1,657,125	1,895,380	(238,255)	(12.6%)
	$12,399,123	$13,956,408	(1,557,285)	(11.2%)

The following table presents the combined sales mix by customer categories for the six months ended June 30, 2009 and 2008:

	Six Months Ended
Customer Group	06/30/09	06/30/08
RETAIL (end users, consumers, individuals)	30%	27%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	41%	44%
MANUFACTURERS	7%	9%
NATIONAL ACCOUNTS	15%	12%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2009 increased by $231,000 from the comparative 2008 period, an improvement of 35.6%.  Compared to the first six months of 2008, operating expenses decreased $781,000 for the first half of 2009, but were flat as a percentage of sales at 49.9% due to the decrease in sales.

Retail Leathercraft

Net sales were up approximately 6% for the first half of 2009 over the same period last year.

	# Stores	Six Months Ended 06/30/09	Six Months Ended 06/30/08	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	72	$12,969,259	$12,506,201	$463,058	3.7%
New store sales	3	260,487	-	260,487	N/A
Total sales	75	$13,229,746	$12,506,201	$723,545	5.8%

The following table presents sales mix by customer categories for the six months ended June 30, 2009 and 2008 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/09	06/30/08
RETAIL (end users, consumers, individuals)	63%	62%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	9%	9%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	27%	28%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	1%
	100%	100%

The retail stores averaged approximately $29,000 in sales per month for the first half of 2009.

Operating income for the first six months of 2009 increased $10,000 from the comparative 2008 period but decreased as a percentage of sales, from 9.5% in the first half of 2008 to 9.0% in the first half of 2009.  Gross margin declined from 62.4% to 60.3% due to aggressive pricing of product in order to maintain sales as we are competing for consumer spending.  Operating expenses as a percentage of sales declined from 52.9% during the first half of 2008 to 51.3% during the first half of 2009.

International Leathercraft

Sales totaled $601,000 for the first six months of 2009, an increase of 155% from sales of $236,000 from the first six months of 2008.  These sales are generated from our one store located in the UK, which opened in February 2008.  Gross profit margin was 61.4% for the first half of 2008, an improvement over the 2008 comparable period’s gross profit margin of 60.3%.  2009 year-to-date operating expenses totaled $300,000 compared to 2008 year-to-date operating expenses of $191,000, an increase of $109,000.  Advertising, rent, and shipping costs to customers accounted for the majority of the increase over the prior year.  Operating income in 2009 totaled $69,000 compared to an operating loss of $49,000 last year.

Other (Roberts, Cushman)

Sales decreased $64,000 in the first six months of 2009 compared to the same period in 2008.   Gross profit margins decreased by $42,000 while operating margin increased by $7,000.  Operating expenses decreased by $49,000 in the first half of 2009 compared to 2008.

Other Expenses

We paid $161,000 in interest expense in the first six months of 2009 on our debt related to our building purchase compared to $170,000 in interest expense in the first half of 2008.  We earned $61,000 in interest income in the six months ended June 30, 2009, down from last year’s interest income of $73,000, due to a drop in interest rates earned on our cash investments.  We recorded $107,000 in income during the six months ended June 30, 2009 for currency fluctuations from our Canadian and UK operations.  Comparatively, in the first half of 2008, we recorded income of $21,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $40.9 million at year-end 2008 to $41.8 million at June 30, 2009.  The increase in short-term investments and accounts receivable, offset partially by the decrease in inventory, accounted for the increase.  Total stockholders’ equity increased from $31.3 million at December 31, 2008 to $32.8 million at June 30, 2009.  Most of the increase was attributable to earnings in the first half of this year.  Our current ratio improved from 5.7 at December 31, 2008 to 6.3 at June 30, 2009.

Our investment in inventory decreased by $222,000 at June 30, 2009 from year-end 2008.  We continue to closely manage our inventory levels to follow our sales trends.  Inventory turnover decreased slightly to an annualized rate of 3.34 times during the first half of 2009, from 3.66 times for the first half of 2008.  Inventory turnover was 3.18 times for all of 2008.  We compute our inventory turns as sales divided by average inventory.  At the end of the second quarter of 2009, our total inventory on hand was 2% below our internal targets for optimal inventory levels. We plan to increase our inventory slightly in our central warehouse during the remainder of the year in order to maintain a sufficient inventory to support the stores’ needs.

Trade accounts receivable was $1.7 million at June 30, 2009, down $478,000 from $1.2 million at year-end 2008.  The average days to collect accounts for the first half of 2009 were 43.4 days, down considerably from 59.2 days for the first half of 2008.  We have tightened our credit policy given the current economic environment and are closely monitoring our customers with open accounts to ensure collectability of the accounts.

Accounts payable increased $366,000 to $1.5 million at the end of the June 2009, due to an intentional slowdown of payments to vendors, taking full advantage of the payment terms.  Accrued expenses and other liabilities decreased $202,000, the majority of which is a reduction in manager bonus payable, partially offset by an increase in inventory in transit to us at June 30, 2009 compared to December 31, 2008.

During the first half of 2009, cash flow provided by operating activities was $1.5 million.  Net income accounted for the majority of the cash provided.  Cash flow used in investing activities totaled $3.0 million, consisting of $2.7 million in net certificate of deposit purchases and $442,000 in fixed asset purchases, $130,000 of which was parking lot repaving at our building.  The remaining fixed asset purchases consisted primarily of computer equipment.  Cash flow used by financing activities totaled $737,000, consisting of payments on our capital lease of $594,000, payments on our building debt of $101,000, and purchases of treasury stock of $65,000, offset partially by proceeds from employee stock option exercises totaling $23,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Our Board of Directors authorized a stock repurchase program, permitting us to repurchase up to one million shares of our common stock at prevailing market prices not to exceed $2.85.  The program commenced April 1, 2009 and will terminate on March 10, 2010.

The following table sets forth the monthly repurchases of common stock for the period covered by this report:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April 1-30, 2009	14,837	$2.73	14,837	985,163
May 1-31, 2009	6,937	$2.66	21,774	978,226
June 1-30, 2009	2,500	$2.38	24,274	975,726

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 12, 2009.  At the meeting, stockholders elected seven directors to serve for the ensuing year.  Out of the 10,689,555 eligible votes, 8,249,777 were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security voting in person.  The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

To elect members of the Board of Directors:

	For	Against	Abstaining
Shannon L. Greene	7,824,236	425,541	-
T. Field Lange	7,837,913	411,864	-
Joseph R. Mannes	7,825,326	424,451	-
L. Edward Martin III	8,128,470	121,307	-
Michael A. Nery	8,017,483	232,294	-
Jon Thompson	8,126,470	123,307	-
Wray Thompson	7,970,112	279,665	-

Item 6. Exhibits

Exhibit Number	Description
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

*31.1	13a-14(a) Certification by Jon Thompson, Chief Executive Officer and President.
*31.2	13a-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 11, 2009	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: August 11, 2009	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)