Form 10-Q
period 2009-09-30
TANDY LEATHER FACTORY INC
filed 2009-11-16
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 10, 2009
Common Stock, par value $0.0024 per share	10,166,328

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
CURRENT ASSETS:
Cash	$4,197,357	$7,810,298
Short-term investments, including certificates of deposit	5,409,000	3,011,000
Accounts receivable-trade, net of allowance for doubtful accounts of $51,000 and $43,000 in 2009 and 2008, respectively	1,694,732	1,180,349
Inventory	16,970,065	16,011,147
Prepaid income taxes	191,892	-
Deferred income taxes	241,688	229,501
Other current assets	1,043,510	777,550
Total current assets	29,748,244	29,019,845

PROPERTY AND EQUIPMENT, at cost	15,927,686	15,340,732
Less accumulated depreciation and amortization	(5,704,551)	(5,019,885)
	10,223,135	10,320,847

GOODWILL	981,170	966,655
OTHER INTANGIBLES, net of accumulated amortization of $405,000 and $367,000 in 2009 and 2008, respectively	320,069	355,492
OTHER assets	312,870	313,074
	$41,585,488	$40,975,913

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,614,303	$1,148,577
Accrued expenses and other liabilities	3,401,695	3,182,194
Income taxes payable	-	271,122
Current maturities of capital lease obligation	-	265,111
Current maturities of long-term debt	202,500	202,500
Total current liabilities	5,218,498	5,069,504

DEFERRED INCOME TAXES	679,571	600,309

LONG-TERM DEBT, net of current maturities	3,560,625	3,712,500
CAPITAL LEASE OBLIGATION, net of current maturities	-	328,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,021,951 and 10,994,951 shares issued at 2009 and 2008;
10,166,328 and 10,664,555 shares outstanding at 2009 and 2008,	26,453	26,388
Paid-in capital	5,491,736	5,464,443
Retained earnings	28,653,986	26,641,853
Treasury stock (855,623 and 330,396 shares at cost at 2009 and 2008)	(2,320,760)	(828,385)
Accumulated other comprehensive income	275,379	(39,537)
Total stockholders' equity	32,126,794	31,264,762
	$41,585,488	$40,975,913

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008
NET SALES	$12,787,264	$12,251,990	$39,363,194	$39,360,114

COST OF SALES	5,189,674	5,108,833	16,207,276	16,464,284

Gross profit	7,597,590	7,143,157	23,155,918	22,895,830

OPERATING EXPENSES	6,725,896	6,377,674	20,104,518	20,317,446

INCOME FROM OPERATIONS	871,694	765,483	3,051,400	2,578,384

OTHER INCOME (EXPENSE):
Interest expense	(68,895)	(80,072)	(229,879)	(249,725)
Other, net	(48,307)	25,672	171,881	332,355
Total other income (expense)	(117,202)	(54,400)	(57,998)	82,630

INCOME BEFORE INCOME TAXES	754,492	711,083	2,993,402	2,661,014

PROVISION FOR INCOME TAXES	201,527	290,069	981,269	1,000,252

NET INCOME	$552,965	$421,014	$2,012,133	$1,660,762

NET INCOME PER COMMON SHARE-BASIC	$ 0.05	$ 0.04	$ 0.19	$ 0.15
NET INCOME PER COMMON SHARE-DILUTED	$ 0.05	$ 0.04	$ 0.19	$ 0.15

Weighted Average Number of Shares Outstanding:
Basic	10,387,462	10,988,092	10,575,904	10,982,209
Diluted	10,457,318	11,073,942	10,636,090	11,072,717

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,012,133	$1,660,762
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation & amortization	852,943	758,364
Loss on disposal of assets	26,008	13,385
Non-cash stock-based compensation	2,540	22,875
Deferred income taxes	67,075	392,615
Other	284,258	(131,157)
Net changes in assets and liabilities:
Accounts receivable-trade, net	(514,383)	579,386
Inventory	(958,918)	434,531
Income taxes	(463,014)	760
Other current assets	(265,960)	128,174
Accounts payable	465,726	1,266,611
Accrued expenses and other liabilities	219,501	1,542,779
Total adjustments	(284,224)	5,008,323

Net cash provided by operating activities	1,727,909	6,669,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(731,763)	(3,272,993)
Purchase of certificates of deposit	(7,526,000)	(1,858,000)
Proceeds from maturities of certificates of deposit	5,128,000	-
Decrease in marketable securities	-	100,000
Proceeds from sale of assets	2,090	39,556
Decrease (increase) in other assets	204	751,200

Net cash used in investing activities	(3,127,469)	(4,240,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and notes payable	(151,875)	(84,375)
Payments on capital lease obligations	(593,949)	(145,795)
Repurchase of common stock (treasury stock)	(1,492,375)	-
Proceeds from issuance of common stock	24,818	14,500

Net cash used in financing activities	(2,213,381)	(215,670)

NET CHANGE IN CASH	(3,612,941)	2,213,178

CASH, beginning of period	7,810,298	6,310,396

CASH, end of period	$4,197,357	$8,523,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$229,879	$249,725
Income taxes paid during the period, net of (refunds)	1,304,838	634,749

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	-	803,713

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2009 and 2008

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,672	$357,483	$29,815,504

Shares issued - stock options and warrants exercised	12,000	29	14,471	-	-	-	14,500
Stock-based compensation	-	-	22,875	-	-	-	22,875
Net income	-	-	-	-	1,660,762	-	1,660,762	$1,660,762
Translation adjustment	-	-	-	-	-	(139,789)	(139,789)	(139,789)
BALANCE, September 30, 2008	10,989,092	$26,388	$5,456,823	$(25,487)	$25,698,434	$217,694	$31,373,852
Comprehensive income for the nine months ended September 30, 2008								$1,520,973

BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762

Shares issued - stock options exercised	27,000	65	24,753	-	-	-	24,818
Purchase of treasury stock	(525,227)	-	-	(1,492,375)	-	-	(1,492,375)
Stock-based compensation	-	-	2,540	-	-	-	2,540
Net income	-	-	-	-	2,012,133	-	2,012,133	$2,012,133
Translation adjustment	-	-	-	-	-	314,916	314,916	314,916
BALANCE, September 30, 2009	10,166,328	$26,453	$5,491,736	$(2,320,760)	$28,653,986	$275,379	$32,126,794
Comprehensive income for the nine months ended September 30, 2009								$2,327,049

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Tandy Leather Factory, Inc. and its subsidiaries.  Unless the context indicates otherwise, references to “we”, “us”, and “our” refer to the consolidated operations of Tandy Leather Factory, Inc. and its subsidiaries.  In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2009 and December 31, 2008, and its results of operations and cash flows for the three and/or nine-month periods ended September 30, 2009 and 2008, respectively.  Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The components of inventory consist of the following:

	As of
	September 30, 2009	December 31, 2008
Inventory on hand:
Finished goods held for sale	$15,234,087	$14,867,830
Raw materials and work in process	641,623	415,644
Inventory in transit	1,094,355	727,673
	$16,970,065	$16,011,147

Goodwill and Other Intangibles.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be tested for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2008, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first nine months of 2009.

A summary of changes in our goodwill for the nine-month periods ended September 30, 2009 and 2008 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2007	$607,130	$383,406	$990,536
Acquisitions and adjustments	-	-	-
Foreign exchange gain (loss)	(8,632)	-	(8,632)
Impairments	-	-	-
Balance, September 30, 2008	$598,498	$383,406	$981,904

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2008	$583,249	$383,406	$966,655
Acquisitions and adjustments	-	-	-
Foreign exchange gain (loss)	14,515	-	14,515
Impairments	-	-	-
Balance, September 30, 2009	$597,764	$383,406	$981,170

Other intangibles consist of the following:

	As of September 30, 2009			As of December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$346,994	$197,375	$544,369	$319,776	$224,593
Non-Compete Agreements	181,029	58,335	122,694	177,708	46,809	130,899
	$725,398	$405,329	$320,069	$722,077	$366,585	$355,492

We recorded amortization expense of $34,587 during the first nine months of 2009, equal to that during the same period in 2008.  All of our intangible assets are subject to amortization in accordance with U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

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

Subsequent Events.  Management has evaluated subsequent events after the balance sheet date through November 16, 2009 for appropriate accounting and disclosure.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  The Codification was effective for us July 1, 2009 and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In May 2009, the FASB issued accounting guidance on subsequent events which requires companies to address the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, companies must name the two types of subsequent events either as recognized or non-recognized subsequent events and disclose the date through it has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. We adopted this standard, as required, for the period ended June 30, 2009. The adoption of accounting guidance did not have a material impact on our financial position, results of operations and cash flows

In April 2009, the FASB issued accounting guidance requiring disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

 In December 2007, the FASB issued accounting guidance which requires all companies to recognize noncontrolling interests (previously referred to as “minority interests”) as a separate component in the equity section of the consolidated statement of financial position.  It also requires changes in ownership interest to be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value.  This guidance was effective for us in January 2009 and did not have a material impact on our financial position, results of operations and cash flows.

2. SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value.  We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at September 30, 2009 and December 31, 2008 consisted of certificates of deposit.  The contractual maturities of the certificates of deposit as of September 30, 2009 are shown below.  Actual maturities may differ from the contractual maturities because debtors may have the right to call obligations with or without call penalties.

Due within one year	$2,629,000
Due between one and five years	2,582,000
Due between five and ten years	-
Due between ten and fifteen years	99,000
Due between fifteen and twenty years	99,000
$5,409,000

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

At September 30, 2009 and December 31, 2008, the amount outstanding under the above agreement consisted of the following:

	September 30, 2009	December 31, 2008
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,763,125	$3,915,000

Capital lease secured by HVAC equipment – total monthly principal and interest payments of $24,328 at approximately 5.7% interest per annum, matures February 2011; paid in full in May 2009	-	593,949
	3,763,125	4,508,949
Less - Current maturities	(202,500)	(467,611)
	$3,560,625	$4,041,338

4. STOCK-BASED COMPENSATION

We have one stock option plan which provides for stock option grants to non-employee directors.  No options have been awarded as of September 30, 2009.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans had no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period.

We recognized share based compensation expense of $0 and $7,625 for each of the quarters ended September 30, 2009 and 2008, respectively, and $2,540 and $22,875 for each of the nine month periods ended September 30, 2009 and 2008, respectively, as a component of operating expenses.

During the nine months ended September 30, 2009 and 2008, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	$2.11	236,700
Granted	-	-
Cancelled	-	-
Exercised	1.21	12,000
Outstanding, September 30, 2008	$2.16	224,700	3.46	$262,001
Exercisable, September 30, 2008	$2.15	222,700	3.44	$259,461

Outstanding, January 1, 2009	$2.16	224,700
Granted	-	-
Cancelled	-	-
Exercised	0.92	27,000
Outstanding, September 30, 2009	$2.33	197,700	2.55	$246,088
Exercisable, September 30, 2009	$2.33	197,700	2.55	$246,088

Other information pertaining to option activity during the nine month periods ended September 30, 2009 and 2008 is as follows:

	September 30, 2009	September 30, 2008
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	$2,540	$30,500
Total intrinsic value of stock options exercised	$1,035	$8,779

As of September 30, 2009 and 2008, there was $0 and $10,000, respectively, of total unrecognized compensation cost related to nonvested stock options.

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$552,965	$421,014	$2,012,133	$1,660,762
Numerator for basic and diluted earnings per share	552,965	421,014	2,012,133	1,660,762
Denominator:
Weighted-average shares outstanding-basic	10,387,462	10,988,092	10,575,904	10,982,209

Effect of dilutive securities:
Stock options	69,856	85,850	60,186	90,508
Dilutive potential common shares	69,856	85,850	60,186	90,508
Denominator for diluted earnings per share- weighted-average shares	10,457,318	11,073,942	10,636,090	11,072,717

Basic earnings per share	$0.05	$0.04	$0.19	$0.15
Diluted earnings per share	$0.05	$0.04	$0.19	$0.15

The net effect of converting stock options to purchase 71,000 and 155,700 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter and nine months ended September 30, 2009 and 2008, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	InternationalLeathercraft	Other	Total
For the quarter ended September 30, 2009
Net sales	$5,877,153	$6,444,179	$342,272	$123,660	$12,787,264
Gross profit	3,377,777	3,951,290	230,083	38,440	7,597,590
Operating earnings	348,567	472,653	52,446	(1,972)	871,694
Interest (expense)	(68,895)	-	-	-	(68,895)
Other income (expense), net	(5,095)	(2,822)	(36,302)	(4,088)	(48,307)
Income before income taxes	274,577	469,831	16,144	(6,060)	754,492

Depreciation and amortization	253,246	34,677	3,627	140	291,690
Fixed asset additions	228,397	60,577	387	-	289,361
Total assets	$34,344,104	$5,740,148	$1,381,151	$120,085	$41,585,488

For the quarter ended September 30, 2008
Net sales	$5,997,550	$5,726,164	$324,081	$204,195	$12,251,990
Gross profit	3,377,119	3,453,759	224,563	87,716	7,143,157
Operating earnings	435,790	234,743	55,008	39,942	765,483
Interest expense	(80,072)	-	-	-	(80,072)
Other income (expense), net	86,999	2,887	(64,214)	-	25,672
Income before income taxes	442,717	237,630	(9,206)	39,942	711,083

Depreciation and amortization	228,936	30,644	3,684	209	263,473
Fixed asset additions	148,597	27,404	19,018	-	195,019
Total assets	$36,495,134	$5,603,759	$695,395	$184,210	$42,978,498

	Wholesale Leathercraft	Retail Leathercraft	InternationalLeathercraft	Other	Total
For the nine months ended September 30, 2009
Net sales	$18,276,276	$19,673,925	$942,996	$469,997	$39,363,194
Gross profit	10,448,620	11,928,023	598,993	180,282	23,155,918
Operating earnings	1,243,341	1,669,129	106,499	32,431	3,051,400
Interest (expense)	(229,879)	-	-	-	(229,879)
Other income (expense), net	82,438	(1,933)	95,864	(4,488)	171,881
Income before income taxes	1,095,900	1,667,196	202,363	27,943	2,993,402

Depreciation and amortization	750,644	91,549	10,192	558	852,943
Fixed asset additions	611,576	119,800	387	-	731,763
Total assets	$34,344,104	$5,740,148	$1,381,151	$120,085	$41,585,488

For the nine months ended September 30, 2008
Net sales	$19,953,958	$18,232,364	$559,641	$614,151	$39,360,114
Gross profit	10,997,820	11,260,249	366,572	271,190	22,895,830
Operating earnings	1,084,364	1,421,064	6,090	66,866	2,578,384
Interest expense	(249,725)	-	-	-	(249,725)
Other income (expense), net	401,027	2,486	(71,158)	-	332,355
Income before income taxes	1,235,666	1,423,550	(65,068)	66,866	2,661,014

Depreciation and amortization	660,311	94,401	10,081	1,266	766,058
Fixed asset additions	3,155,361	91,161	25,409	1,062	3,272,993
Total assets	$36,495,134	$5,603,759	$695,395	$184,210	$42,978,498

Net sales for geographic areas for the three and nine months ended September 30, 2009 and 2008 were as follows:

Three months ended September 30,	2009	2008
United States	$11,012,136	$10,511,250
Canada	1,097,646	1,078,747
All other countries	677,482	661,993
	$12,787,264	$12,251,990

Nine months ended September 30,	2009	2008
United States	$34,274,040	$34,124,413
Canada	3,228,780	3,550,955
All other countries	1,860,374	1,684,746
	$39,363,194	$39,360,114

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or nine-month periods ended September 30, 2009 or 2008.  We do not have any significant long-lived assets outside of the United States.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation, and our common stock trades on the NYSE Amex (formerly the American Stock Exchange) under the symbol, “TLF.”  We operate our business in four segments:  Wholesale Leathercraft, which operates wholesale stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates retail stores in North America under the trade name, Tandy Leather Company, International Leathercraft, which operates combination retail/wholesale stores outside of North America under the trade name, Tandy Leather Factory, and Other.  See Note 6 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 35 states and five Canadian provinces.  Tandy Leather Company, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of November 1, 2009, we were operating 75 Tandy Leather retail stores located throughout the United States and Canada.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

The following tables present selected financial data of each of our four segments for the quarters ended September 30, 2009 and 2008.

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$5,877,153	$348,567	$5,997,550	$435,791
Retail Leathercraft	6,444,179	472,653	5,726,164	234,743
International Leathercraft	342,272	52,446	324,081	55,008
Other	123,660	(1,972)	204,195	39,941
Total Operations	$12,787,264	$871,694	$12,251,990	$765,483

Consolidated net sales for the quarter ended September 30, 2009 increased $535,000 or 4%, compared to the same period in 2008.  Retail and International Leathercraft contributed $718,000 and $18,000 of additional sales, respectively, offset by a sales decrease of $120,000 and $81,000 in Wholesale Leathercraft and Other, respectively.  Operating income on a consolidated basis for the quarter ended September 30, 2009 was up 14% or $106,000 over the third quarter of 2008.

The following table shows in comparative form our consolidated net income for the third quarters of 2009 and 2008:
	2009	2008	% Change
Net income	$552,965	$421,014	31.3%

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group.  The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2009 and 2008:

	Quarter ended
Customer Group	09/30/09	09/30/08
RETAIL (end users, consumers, individuals)	22%	19%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	45%	39%
MANUFACTURERS	9%	10%
NATIONAL ACCOUNTS	17%	26%
	100%	100%

Net sales were down 2% for the third quarter of 2009 as follows:

	Quarter Ended 09/30/09	Quarter Ended 09/30/08	$ change	% change
Same store sales (30)	$5,056,473	$5,289,155	$(232,682)	(4.4%)
National account group	820,680	708,395	112,285	15.8%
	$5,877,153	$5,997,550	$(120,397)	(2.0%)

Our same store sales declined 4% in the third quarter of 2009, as compared with the same period in 2008.  Compared to the third quarter of 2008, sales to our Retail and Wholesale customers increased minimally while sales to our Institution and Manufacturer customers decreased.  We attribute the weakness in our sales overall to general economic conditions.  Sales to our national account customers were up 16% for the quarter, compared to the same quarter last year.  The sales increase was due to the timing of receipts of orders.

Operating income for Wholesale Leathercraft during the quarter ended September 30, 2009 decreased by $88,000 from the comparative 2008 quarter, a decline of 20%.  Operating expenses as a percentage of sales were 51.5%, up $88,000 from the third quarter of 2008.  Employee benefits increased $110,000, utilities increased $58,000, and advertising increased $65,000. These increases were partially offset with decreases in employee compensation ($46,000), customer freight costs ($25,000), professional/consulting services ($14,000) and miscellaneous administrative expenses ($60,000).

Retail Leathercraft

Our Retail Leathercraft operation consists of 75 Tandy Leather retail stores at September 30, 2009, compared to 72 stores at September 30, 2008.  Net sales were up approximately 13% for the third quarter of 2009 over the same quarter last year.  A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/09	Qtr Ended 09/30/08	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	72	$6,273,553	$5,716,139	$557,414	9.8%
New store sales	3	170,626	10,025	160,601	N/A
Total sales	75	$6,444,179	$5,726,164	$718,015	12.5%

The following table presents sales mix by customer categories for the quarters ended September 30, 2009 and 2008 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	09/30/09	09/30/08
RETAIL (end users, consumers, individuals)	62%	61%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	9%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	30%	29%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	1%
	100%	100%

Sales to our Retail and Wholesale customer groups in the third quarter of 2009 increased compared to the third quarter of 2008, while sales to our Institution and Manufacturer customer group declined.    These sales trends are consistent throughout the company – that is, our retail business appears to be holding fairly steady while our wholesale business has declined.  We believe the weak economy is the primary reason for these sales trends.  The retail stores averaged approximately $29,000 in sales per store per month for the third quarter of 2009.

Operating income in the third quarter of 2009 increased $238,000 from the comparative 2008 quarter to 7.3% of sales, compared to 4.1% of sales in the third quarter of 2008.  Our gross margin improved from 60.3% to 61.3%.  Operating expenses as a percentage of sales decreased from 56.2% to 53.9% as sales grew at a faster rate than that of expenses during the quarter.

International Leathercraft

Sales totaled $342,000 for the third quarter of 2009, compared to $324,000 in the third quarter of 2008.  Gross profit margin fell from 69.3% in last year’s third quarter to 67.2% in the current quarter.  The decline is due primarily to the fluctuation in inventory value between the U.S. dollar and the British pound.  Operating expenses totaled $178,000, an increase of $8,000 over the third quarter of 2008.  The largest expense contributors were employee compensation, advertising, shipping to customers, and rent.

Other (Roberts, Cushman)

Sales decreased $80,000 or 39% for the third quarter of 2009.   Gross profit margin declined to 31.1% compared to 42.9% in the comparable quarter in 2008 due to the write-off of selected inventory.  Operating income decreased $42,000 due to the reduction in sales and gross profit, offset somewhat by the reduction of various operating expenses.

Other Expenses

We paid $69,000 in interest expense in the third quarter of 2009 on our bank debt, which is related to the building purchase, compared to $80,000 in interest expense in the third quarter last year.  We earned $42,000 in interest income during the third quarter of 2009, an $11,000 increase over last year’s third quarter interest income earned of $31,000.  We recorded $115,000 in expense during the third quarter of 2009 related to currency fluctuations from our Canadian and UK operations.  Comparatively, in the third quarter of 2008, we recorded an expense of $30,000 for currency fluctuations.

Nine Months Ended September 30, 2009 and 2008

The following table presents selected financial data of each of our four segments for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$18,276,276	$1,243,341	$19,953,958	$1,084,364
Retail Leathercraft	19,673,925	1,669,129	18,232,364	1,421,064
International Leathercraft	942,996	106,499	559,641	6,091
Other	469,997	32,431	614,151	66,865
Total Operations	$39,363,194	$3,051,400	$39,360,114	$2,578,384

Consolidated net sales for the nine months ended September 30, 2009 were virtually unchanged from sales for the first nine months of 2008.  Retail and International Leathercraft contributed additional sales of $1.4 million and $383,000, respectively, offset by a combined sales decrease of $1.8 million from Wholesale Leathercraft and Other.  Operating income on a consolidated basis for the nine months ended September 30, 2009 increased 18.4% or $473,000 compared to the first nine months of 2008.

The following table shows in comparative form our consolidated net income for the first three quarters of 2009 and 2008:

	2009	2008	% change
Net income	$2,012,133	$1,660,762	21.2%

Wholesale Leathercraft

Net sales decreased 8.4%, or $1.7 million, for the first three quarters of 2009 as follows:

	Nine Months Ended 09/30/09	Nine Months Ended 09/30/08	$ Change	% Change
Same store sales (29)	$15,798,472	$17,350,183	(1,551,711)	(8.9%)
National account group	2,477,804	2,603,775	(125,971)	(4.8%)
	$18,276,276	$19,953,958	(1,677,682)	(8.4%)

The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
Customer Group	09/30/09	09/30/08
RETAIL (end users, consumers, individuals)	27%	25%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	42%	41%
MANUFACTURERS	8%	8%
NATIONAL ACCOUNTS	16%	18%
	100%	100%

Operating income for Wholesale Leathercraft for the first three quarters of 2009 increased by $159,000 from the comparative 2008 period, an improvement of 14.7%.  Compared to the first nine months of 2008, operating expenses decreased $708,000 for the first three quarters of 2009, but increased slightly as a percentage of sales from 49.7% for the nine months ended September 30, 2008 to 50.4% for the nine months ended September 30, 2009.

Retail Leathercraft

Net sales were up approximately 8% for the first three quarters of 2009 over the same period last year.

	# Stores	Nine Months Ended 09/30/09	Nine Months Ended 09/30/08	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	72	$19,242,812	$18,222,339	$1,020,473	5.6%
New store sales	3	431,113	10,025	421,088	N/A
Total sales	75	$19,673,925	$18,232,364	$1,441,561	7.9%

The following table presents sales mix by customer categories for the nine months ended September 30, 2009 and 2008 for our Retail Leathercraft operation:

	Nine Months Ended
Customer Group	09/30/09	09/30/08
RETAIL (end users, consumers, individuals)	63%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	29%	28%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	-	1%
	100%	100%

The retail stores averaged approximately $29,000 in sales per month for the first three quarters of 2009.

Operating income for the first nine months of 2009 increased $248,000 from the comparative 2008 period, improving as a percentage of sales, from 7.8% in the first nine months of 2008 to 8.5% in the first nine months of 2009.  Gross margin declined slightly from 61.8% to 60.6%.  Operating expenses as a percentage of sales declined from 53.9% during the first three quarters of 2008 to 52.1% during the first three quarters of 2009.

International Leathercraft

Sales totaled $943,000 for the first nine months of 2009, an increase of 69% from sales of $560,000 from the same period of 2008.  These sales are generated from our one store located in the UK, which opened in February 2008.  Gross profit margin was 63.5% for the first three quarters of 2009, a decline from the 2008 comparable period’s gross profit margin of 65.5%.  2009 year-to-date operating expenses totaled $492,000 compared to 2008 year-to-date operating expenses of $360,000, an increase of $132,000.  Advertising, rent, and shipping costs to customers accounted for the majority of the increase over the prior year.  Operating income in 2009 totaled $106,000 compared to 2008 year-to-date operating income of $6,000.

Other (Roberts, Cushman)

Sales decreased $144,000 in the first nine months of 2009 compared to the same period in 2008.   Gross profit margin decreased by $91,000 and operating margin decreased by $34,000.  Operating expenses decreased by $56,000 in the first three quarters of 2009 compared to 2008.

Other Expenses

We paid $230,000 in interest expense in the first nine months of 2009 on our debt related to our building purchase compared to $250,000 in interest expense in the first nine months of 2008.  We earned $103,000 in interest income in the nine months ended September 30, 2009, the same as last year’s interest income year to date.  We recorded $8,000 in expense during the nine months ended September 30, 2009 for currency fluctuations from our Canadian and UK operations.  Comparatively, in the first three quarters of 2008, we recorded an expense of $9,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $40.9 million at year-end 2008 to $41.6 million at September 30, 2009.  The increase in short-term investments, accounts receivable and inventory, offset partially by the decrease in cash, accounted for the increase.  Total stockholders’ equity increased from $31.3 million at December 31, 2008 to $32.1 million at September 30, 2009.  The increase was attributable to earnings in the first three quarters of the year, partially offset by the purchase of treasury stock.  Our current ratio was unchanged at 5.7 at December 31, 2008 and September 30, 2009.

Our investment in inventory increased by $959,000 at September 30, 2009 from year-end 2008.  We continue to closely manage our inventory levels to follow our sales trends. In addition, the increase in inventory is consistent with prior periods at this time of year as we stock for the fourth quarter and Christmas shopping season.  Inventory turnover remained virtually unchanged for the first nine months of 2009 compared to the same period of 2008, as the year-to-date 2009 rate was 3.05 and the year-to-date 2008 rate of 3.04.  Inventory turnover was 3.18 times for all of 2008.  We compute our inventory turns as sales divided by average inventory.  At the end of the third quarter of 2009, our total inventory on hand was within 4% of our internal targets for optimal inventory levels.

Trade accounts receivable was $1.7 million at September 30, 2009, up $514,000 from $1.2 million at year-end 2008.  The average days to collect accounts for the first three quarters of 2009 were 44 days, down considerably from 56 days for the first three quarters of 2008.  We have tightened our credit policy given the current economic environment and are closely monitoring our customers with open accounts to ensure collectability of the accounts.

Accounts payable increased $466,000 to $1.6 million at the end of the September 2009, due to an intentional slowdown of payments to vendors, taking full advantage of the payment terms, and a slight increase in purchases in the latter part of the quarter.  Accrued expenses and other liabilities increased $220,000, the majority of which is the increase in inventory in transit to us at September 30, 2009 compared to December 31, 2008, partially offset by the reduction in accrued payroll at September 30, 2009.

During the first three quarters of 2009, cash flow provided by operating activities was $1.7 million.  Net income accounted for the majority of the cash provided.  Cash flow used in investing activities totaled $3.1 million, consisting of $2.4 million in net certificate of deposit purchases and $731,000 in fixed asset purchases, $130,000 of which was parking lot repaving at our building.  The remaining fixed asset purchases consisted primarily of computer equipment.  Cash flow used by financing activities totaled $2.2 million, consisting of payments on our capital lease of $594,000, payments on our building debt of $152,000, and purchases of treasury stock of $1.5 million, offset partially by proceeds from employee stock option exercises totaling $25,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the monthly repurchases of common stock for the period covered by this report:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1-31, 2009	953 (1)	$2.60	953	974,773
August 1-31, 2009	500,000 (2)	$2.85	500,000	974,773
September 1-30, 2009	-	-	-	974,773

(1)
Represents shares purchased through a stock repurchase program permitting us to repurchase up to one million shares of our common stock at prevailing market prices not to exceed $2.85.  We announced the program on February 27, 2009. Purchases under the program commenced on April 1, 2009 and will terminate on March 10, 2010.

(2)
Represents shares purchased in August 2009 pursuant to an agreement we entered into with our founder, Ronald C. Morgan and his wife, Robin L. Morgan, on August 10, 2009. We announced the purchase of these shares on August 11, 2009.  The shares repurchased in this transaction did not affect the number of shares to be purchased under the stock repurchase program discussed in footnote (1) above.

We have not repurchased any shares of our common stock since August 2009 because the market price of our common stock has been above the maximum price allowed under the stock repurchase program described in footnote (1) above.

Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Form 10-Q filed by Tandy Leather Factory, Inc. with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

3.2
Bylaws of The Leather Factory, Inc., filed as Exhibit 3.2 to the Registration Statement on Form SB-2 of The Leather Factory, Inc. (Commission File No. 33-81132), filed by Tandy Leather Factory, Inc. with the Securities and Exchange Commission on July 5, 1994 and incorporated by reference herein.

10.1
Stock Purchase Agreement, dated August 10, 2009, by and among Ronald C. Morgan, Robin L. Morgan and Tandy Leather Factory, Inc., filed as Exhibit 1.02 to Form 8-K filed by Tandy Leather Factory, Inc. with the Securities and Exchange Commission on August 11, 2009 and incorporated by reference herein

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 16, 2009	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: November 16, 2009	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)