Form 10-K
period 2009-12-31
TANDY LEATHER FACTORY INC
filed 2010-03-26
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

         (Mark One)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ] (The registrant is not yet required to submit Interactive Data)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X]  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17,145,950 at June 30, 2009 (the last business day of its most recently completed second fiscal quarter).  At March 10, 2010, there were 10,141,522 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2010, are incorporated by reference in Part III of this report.

TABLE OF CONTENTS

Item		Page

Part 1
1	Business	1
1A	Risk Factors	5
2	Properties	6
3	Legal Proceedings	7
4	Submission of Matters to a Vote of Security Holders	7

Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
6	Selected Financial Data	8
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
7A	Quantitative and Qualitative Disclosures about Market Risk	13
8	Financial Statement and Supplementary Data	14
9	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	30
9A	Controls and Procedures	30
9B	Other Information	30

Part III
10	Directors, Executive Officers and Corporate Governance	30
11	Executive Compensation	30
12	Security Ownership of Certain Owners and Management and Related Stockholder Matters	30
13	Certain Relationships and Related Transactions and Director Independence	30
14	Principal Accountant Fees and Services	30

Part IV
15	Exhibits, Financial Statement Schedules	31

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and some of our do-it-yourself kits.  During 2009, our consolidated sales totaled $54.5 million of which approximately 13% were export sales.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NYSE Amex under the symbol "TLF."

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

In 1993, we changed our name to "The Leather Factory, Inc.", and reincorporated in the state of Delaware in 1994.  In 2005, we changed our name to Tandy Leather Factory, Inc.

Our Development in Recent Years

We have expanded our wholesale chain by opening new stores and by making numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996.  By 2000, we had grown to 27 Leather Factory stores located in the United States and two Leather Factory stores in Canada.   In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company.  In 2002, we began opening retail stores under the "Tandy Leather" name.  During that year, Tandy Leather purchased four independent leathercraft retail stores and opened another 10 stores.  We also opened our thirtieth Leather Factory store - our third in Canada.  In 2003, we opened 12 Tandy Leather retail stores.  In 2004, we purchased three independent leathercraft retail stores and opened an additional nine stores in the U.S.  We also opened another store in Canada which is operating as a Tandy Leather retail store.  In November 2004, we acquired all of the issued and outstanding shares of capital stock of Heritan Ltd. and its parent, our primary Canadian competitor, headquartered in Barrie, Ontario.  The acquisition resulted in an additional three retail stores in Canada, bringing the total locations in Canada to seven - three Leather Factory stores and four Tandy Leather stores.  In 2005, we opened eight Tandy Leather retail stores.  In 2006, we opened 11 Tandy Leather retail stores and converted one wholesale store to a retail store.   In 2007, we purchased one independent leathercraft store and opened an additional nine retail stores - eight in the U.S. and one in Canada.  We also purchased Mid-Continent Leather Sales, Inc., a competitor located in Oklahoma, which became our thirtieth wholesale store.  In 2008, we opened one retail store in the U.S. and one combination wholesale and retail store in Northampton, United Kingdom.  In 2009, we opened two retail stores in the U.S.

At December 31, 2009, we operated 30 wholesale stores – 29 operating under the Leather Factory name (26 in the U.S. and three in Canada) and one operating under the Mid-Continent Leather Sales name.  We also operated 75 retail stores operating under the Tandy Leather name (69 in the U.S. and six in Canada) as well as one combination wholesale and retail store operating under the Tandy Leather Factory name in the United Kingdom.

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores.  The following tables provide summary store count information for our Leather Factory wholesale stores and Tandy Leather retail stores in each of our fiscal years from 1999 to 2009.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2009

	Leather Factory wholesale stores			Tandy Leather retail stores
Year Ended	Opened	Conversions(1)	Total	Opened (2)	Closed	Total
Balance Fwd			22			N/A
1999	4	0	26			N/A
2000	2	0	28	1*	0	1
2001	2	0	30	0	0	1
2002	1	(1)	30	14	1*	14
2003	0	0	30	12	0	26
2004	0	0	30	16	0	42
2005	0	0	30	8	0	50
2006	0	(1)	29	12	0	62
2007	1^	0	30	10	0	72
2008	0	0	30	1	0	73
2009	0	0	30	2	0	75

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2)  Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 which was closed in 2002.
(^)  Wholesale store operating as Mid-Continent Leather Sales

No single customer’s purchases represent more than 5% of our total sales in 2009.  Sales to our five largest customers combined to represent 6.3%, 6.2% and 8.3% of consolidated sales in 2009, 2008 and 2007, respectively.  While management does not believe the loss of one of these customers would have a significant negative impact on our operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Our Operating Divisions

We service our customers primarily through the operation of three divisions.  We identify those divisions based on management responsibility, customer focus, and store location.  The Wholesale Leathercraft division consists of 30 wholesale stores of which 27 are located in the United States and three are located in Canada.  As of March 1, 2010, the Retail Leathercraft division consists of 76 Tandy Leather retail stores of which 69 are located in the United States and seven are located in Canada.  Both of these divisions sell leather and leathercraft-related products.  The International Leathercraft division consists of all stores, wholesale or retail, located outside of North America.  Currently, we have one such store located in the United Kingdom.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and internationally through Leather Factory stores.   This segment had net sales of $25.1 million, $26.4 million and $29.6 million for 2009, 2008 and 2007, respectively.  The wholesale stores operate under the name, “The Leather Factory”, with the exception of the one store we acquired in February 2007 which operates under the name “Mid-Continent Leather Sales.”

General   We operate wholesale stores in 20 states and three Canadian provinces.  The stores range in size from 2,350 square feet to 15,000 square feet, with the average size of a store being approximately 6,000 square feet.    The type of premises utilized for our wholesale stores is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access.  This type of location typically offers lower rents compared to other more retail-oriented locations.

Business Strategy   The Leather Factory business concept focuses on the wholesale distribution of leather and related accessories to retailers, manufacturers and end users.  Our strategy is that a customer can purchase the leather, related accessories and supplies necessary to complete his project from a single source.  The size and layout of the stores are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner.  Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles and grades offered.  The location of the stores is selected based on the location of customers, so that delivery time to customers is minimized.  A two-day maximum delivery time for phone, internet and mail orders is our goal.

Our wholesale stores serve customers through various means including walk-in traffic, phone, internet and mail order.  We also employ a distinctive marketing tactic in that we maintain an internally-developed target customer mailing list for use in our aggressive direct mail advertising campaigns.  We staff our stores with experienced managers whose compensation is tied to the operating profit of the store they manage.  Sales are generated by the selling efforts of the store personnel, our direct mail advertising, our website (www.tandyleatherfactory.com), our participation at trade shows and, on a limited basis, the use of sales representative organizations.  The sales representative organizations consist of companies located in specific geographic areas that represent numerous companies in a similar industry.  These organizations call on customers and show multiple products from more than one vendor at a time.

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

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographical areas where we do not have a store.  An unrelated person operating an existing business who desires to become an ASC must submit an application and upon approval, place a minimum initial order.  There are also minimum annual purchase amounts to which the ASC must adhere in order to maintain ASC status.  In exchange, the benefits to the ASC are free advertising in various sale flyers produced and distributed by us, preferred pricing on many products, advance notice of new products, and priority shipping and handling on all orders.  Our wholesale stores service 132 ASC's:  81 located in the U.S., 43 located in Canada, and 8 located outside North America.

Merchandise   Our products are generally organized into 13 categories.  We carry a wide assortment of products including leather, lace, hand tools, kits and craft supplies.  We operate a light manufacturing facility in Fort Worth whose processes generally involve cutting leather into various shapes and patterns using metal dies.  The factory produces approximately 20% of our products and also assembles and repackages products as needed.  Products manufactured in our factory are distributed through our stores under the TejasTM brand name.  We also distribute product under the Tandy LeatherTM and Dr. Jackson'sTM brands.  We develop new products through the ideas and referrals of customers and store personnel as well as the analysis of fads and trends of interest in the market.

We offer an unconditional satisfaction guarantee to our customers.  Simply stated, we will accept product returns for any reason.  We believe this liberal policy promotes customer loyalty.  We offer credit terms to our non-retail customers, upon receipt of a credit application and approval by our credit manager.  Generally, our open accounts are net 30 days.

During 2009 and 2008, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2009 Sales Mix	2008 Sales Mix
Belts strips and straps	2%	2%
Books, patterns, videos	2%	1%
Buckles	4%	4%
Conchos^	4%	5%
Craft supplies	6%	6%
Custom tools and hardware	0%	0%
Dyes, finishes, glues	6%	6%
Hand tools	13%	12%
Hardware	7%	7%
Kits	8%	8%
Lace	9%	9%
Leather	35%	36%
Stamping tools	4%	4%
	100%	100%

^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable.  Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors.  For additional information regarding our cash, inventory and accounts receivable at the end of 2009 and 2008, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers   We purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States and in approximately 15 foreign countries. In 2009, our 10 largest vendors accounted for approximately 75% of our inventory purchases.

Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States.  Outbreaks of mad cow and hoof-and-mouth disease (or foot-and-mouth disease) in any part of the world can influence the price of the leather we purchase.  Because an occurrence of such an event is beyond our control, we cannot predict when and to what extent we could be affected in the future.  Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

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

Expansion   Our wholesale store expansion across the United States has been fairly consistent since we purchased the original six stores in 1985.  We opened our thirtieth store in August 2002.  We converted one wholesale (Leather Factory) store to a retail (Tandy Leather) store in 2006, reducing the number of wholesale stores to 29.  We acquired Mid-Continent Leather Sales in 2007, a wholesale store located in Oklahoma, increasing the number of wholesale stores to 30.  While we do not believe there is a significant and immediate opportunity for expansion of the Leather Factory store system in terms of opening additional locations, we do believe expansion could be achieved by acquiring companies in related areas/markets which offer collaborative advantages based on the local markets and/or the product lines of the businesses.

Retail Leathercraft

Our Retail Leathercraft division consists of a growing chain of retail stores operating under the name, “Tandy Leather.”  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and best-known supplier of leather and related supplies used in the leathercraft industry.  We offer a product line of quality tools, leather, accessories, kits and teaching materials.   This segment had net sales of $28.1 million, $25.2 million and $24.7 million for 2009, 2008 and 2007, respectively.

General   As of March 1, 2010, the Tandy Leather retail chain has 76 stores located in 36 states and six Canadian provinces with plans to reach 100 to 120 stores as opportunities arise over the next several years.  The stores range in size from 1,200 square feet to 3,800 square feet, with the average size of a store being approximately 2,000 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.

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

Customers   Individual retail customers are our largest customer group, representing approximately 65% of Tandy Leather's 2009 sales.  Youth groups, summer camps, schools and a limited number of wholesale customers complete our customer base.  Like the wholesale stores, the retail stores fill orders as they are received, and there is no order backlog.  The retail stores maintain reasonable amounts of inventory to fill these orders.  Tandy Leather’s retail store operations historically generate slightly more sales in the fourth quarter of each year (30-32% of annual sales), while the other three quarters remain fairly even at 23-25% of annual sales each quarter.

Merchandise   Our products are generally organized into 13 categories.  We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes and stamping tools.  During 2009 and 2008, Retail Leathercraft division sales by product category were as follows:

Product Category	2009 Sales Mix	2008 Sales Mix
Belts strips and straps	5%	4%
Books, patterns, videos	3%	3%
Buckles	4%	4%
Conchos	4%	4%
Craft supplies	4%	4%
Dyes, finishes, glues	8%	8%
Hand tools	16%	15%
Hardware	6%	6%
Kits	10%	11%
Lace	4%	4%
Leather	31%	31%
Stamping tools	5%	6%
	100%	100%

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

Expansion   We intend to expand the Tandy Leather retail store chain to between 100 and 120 stores throughout North America as it makes financial sense to do so. 14 stores were opened in 2002; 12 stores were opened in 2003; 16 were opened in 2004 (including four in Canada); eight were opened in 2005, 12 were opened in 2006, ten were opened in 2007; one was opened in 2008, and two were opened in 2009.  Of the 75 stores opened as of December 2009, 11 were independent leathercraft stores that we acquired.  Separately, these acquisitions are not material.  The other 64 stores have been new stores opened by us.  In 2010, we plan to open one to two retail stores.

International Leathercraft

Our International Leathercraft division consists of company-owned stores located outside of North America.  Currently, we have one wholesale and retail combination store located in Northampton, United Kingdom, which we opened in February 2008.  It operates under the Tandy Leather Factory trade name.  This segment had net sales of $1.3 million and $836,000 in 2009 and 2008, respectively.

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

Expansion   We intend to expand further internationally, although we have no specific time frame at this time.  We will continue to grow our customer base throughout Europe as well as other parts of the world so that we can support additional stores.

For more information about our business and our reportable segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 9.

Additional Information

Compliance With Environmental Laws   Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings or competitive position.

Employees   As of December 31, 2009, we employed 447 people, 351 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

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

International Operations   Information regarding our revenues from the United States and abroad and our long-lived assets are found in Note 15 to our Consolidated Financial Statements, Segment Information.

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

Our corporate website is located at http://www.tandyleatherfactory.com.  We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.  Our SEC filings can be found on the Investor Relations page of our website through the "SEC Filings" link.  In addition, certain other corporate governance documents are available on our website through the "Corporate Governance" link.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 20, 2010:

Name and Age	Position and Business Experience During Past Five Years	Served as Officer Since
Jon W. Thompson, 48	Chief Executive Office since July 2009; President since June 2008; Senior Vice President from June 1993 to June 2008	2008

Shannon L. Greene, 44	Chief Financial Officer since May 2000	2000

Mark J. Angus, 49	Senior Vice President since June 2008; Vice President of Merchandising since June 1993	2008

William M. Warren, 66	Secretary and Corporate Counsel	1993

Jon W. Thompson has served as our Chief Executive Officer since July 2009.  He has also served as President and Chief Operating Officer since June 2008.  He served as Senior Vice President from June 1993 to June 2008.  Mr. Thompson is the son of Wray Thompson, Chairman of the Board.

Shannon L. Greene has served as our Chief Financial Officer and Treasurer since May 2000 and director since January 2001.  Ms. Greene is also our Chief Accounting Officer.  Ms. Greene, a certified public accountant, also serves on our 401(k) Plan committee.  Her professional affiliations include the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and its Fort Worth chapter, and the Financial Executives International.  She also sits on the Board of Directors of the U.S. Chamber of Commerce.

Mark J. Angus has served as Senior Vice President since June 2008.  He served as Vice President of Merchandising since January 1993.

William M. Warren has served as Secretary and General Counsel since 1993.  Since 1979, Mr. Warren has been President and Director of Loe, Warren, Rosenfield, Kaitcer, Hibbs, Windsor & Lawrence, P.C., a law firm located in Fort Worth, Texas.

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

ITEM 2.   PROPERTIES

We lease all of our store locations premises, with the majority of our stores having initial lease terms of approximately five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  The properties leased by us are described in Item 1 in the description of each of our three operating segments.  We also lease a 284 square-foot showroom in the Denver Merchandise Mart for $5,908 per year.  This lease will expire in October 2011.

We own our corporate headquarters, which includes our central warehouse and manufacturing facility, sales, advertising, administrative, and executive offices.  The facility consists of 191,000 square feet located on approximately 30 acres.

The following table summarizes the locations of our leased premises as of December 31, 2009:

State	Wholesale Leathercraft	Retail Leathercraft	International
Alabama	-	1	-
Alaska	-	1	-
Arizona	2	3	-
Arkansas	-	1	-
California	3	7	-
Colorado	1	3	-
Connecticut	-	1	-
Florida	1	3	-
Georgia	-	1	-
Idaho	-	1	-
Illinois	1	1	-
Indiana	-	2	-
Iowa	1	-	-
Kansas	1	-	-
Kentucky	-	1	-
Louisiana	1	-	-
Maryland	-	1	-
Massachusetts	-	1	-
Michigan	1	1	-
Minnesota	-	2	-
Missouri	1	2	-
Montana	1	-	-
Nebraska	-	1	-
Nevada	-	2	-
New Mexico	1	2	-
New York	-	1	-
North Carolina	-	2	-
North Dakota	-	1	-
Ohio	1	2	-
Oklahoma	1	2	-
Oregon	1	-	-
Pennsylvania	1	2	-
South Carolina	-	1	-
South Dakota	-	1	-
Tennessee	1	3	-
Texas	5	9	-
Utah	1	2	-
Virginia	-	1	-
Washington	1	2	-
Wisconsin	-	1	-
Wyoming	-	1

Canadian locations:
Alberta	1	1	-
British Columbia	-	1	-
Manitoba	1	-	-
Nova Scotia	-	1	-
Ontario	1	2	-
Quebec	-	1	-

International locations:
United Kingdom	-	-	1

ITEM 3.   LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business but are not currently a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE Amex using the symbol “TLF”.  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2009	High	Low	2008	High	Low
4th quarter	$4.08	$3.00	4th quarter	$2.75	$1.72
3rd quarter	$3.30	$2.35	3rd quarter	$3.07	$2.49
2nd quarter	$2.85	$1.90	2nd quarter	$3.37	$2.63
1st quarter	$2.42	$1.55	1st quarter	$3.32	$2.30

There were approximately 476 stockholders of record on March 1, 2010.

We have never declared or paid any cash dividends on the shares of our common stock.   Our Board of Directors has historically followed a policy of reinvesting our earnings in the expansion of our business.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2009 that were not registered under the Securities Act.

The following table provides information about purchases we have made of our common stock during the quarter ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	-	-	-	974,773
November 1 through November 30	-	-	-	974,773
December 1 through December 31	35,700(1)	$3.69	35,700	964,300
Total	35,700	$3.69	35,700	964,300

(1)
Represents shares purchased through a stock repurchase program permitting us to repurchase up to one million shares of our common stock at prevailing market prices not to exceed $3.70 per share.  We announced the program on December 9, 2009, such program replacing our previous stock repurchase program which permitted us, on the date of its termination, to repurchase up to 974,773 shares of our common stock at prevailing prices not to exceed $2.85 per share.  Purchases under the program commenced on December 9, 2009 and will terminate on December 10, 2010.

Stockholder Return Performance Graph

The line graph below compares the yearly percentage change in our cumulative five-year total stockholder return on our common stock with the Standard & Poor’s SmallCap 600 Index and the S&P Specialty Stores Index.  The graph assumes that $100 was invested on December 31, 2004 in our common stock, the Standard & Poor’s SmallCap 600 Index, and the S&P Specialty Stores Index, and that all dividends were reinvested.  The returns shown on the graph are not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
Tandy Leather Factory, Inc.

Company Name / Index	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09
TANDY LEATHER FACTORY	100	192.96	227.32	92.11	60.56	110.14
S&P SMALLCAP 600 INDEX	100	107.68	123.96	123.59	85.19	106.97
S&P SPECIALTY STORES	100	118.10	143.57	105.38	66.82	101.21

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

Income Statement Data, Years ended December 31,	2009	2008	2007	2006	2005
Net sales	$54,482,739	$52,491,538	$54,219,728	$53,458,649	$49,069,483
Cost of sales	21,873,365	21,441,179	23,039,396	22,435,222	20,774,584
Gross profit	32,609,374	31,050,359	31,180,332	31,023,427	28,294,899
Operating expenses	27,514,273	27,025,017	26,859,301	24,129,115	22,806,049
Operating income	5,095,101	4,025,342	4,321,031	6,894,312	5,488,850
Other (income) expense	133,699	67,072	(316,831)	(97,161)	(134,502)
Income from continuing operations before income taxes	4,961,402	3,958,270	4,635,942	6,991,473	5,623,352
Income tax provision (benefit)	1,700,259	1,446,423	1,740,420	2,362,725	1,867,820
Net income from continuing operations	3,261,143	$2,511,847	$2,895,522	$4,628,748	$3,755,532
Income from discontinued operations, net of tax	56,914	92,336	192,609	148,318	(41,818)
Net income	$3,318,057	$2,604,183	$3,088,131	$4,777,066	$3,713,714

Net income per share from continuing operations
Basic	$0.31	$0.23	$0.26	$0.43	$0.35
Diluted	$0.31	$0.23	$0.26	$0.42	$0.34

Net income per share including discontinued operations
Basic	$0.32	$0.24	$0.28	$0.44	$0.35
Diluted	$0.31	$0.24	$0.28	$0.43	$0.34

Weighted average common shares outstanding for:
Basic EPS	10,471,103	10,931,306	10,951,481	10,807,316	10,643,004
Diluted EPS	10,535,736	11,015,657	11,157,775	11,113,855	10,975,178

Balance Sheet Data, as of December 31,	2009	2008	2007	2006	2005
Cash and certificates of deposit	$12,908,962	$10,821,298	$6,810,396	$6,739,981	$3,215,727
Total assets	43,327,231	40,975,913	37,651,506	31,916,635	25,680,473
Capital lease obligation, including current portion	-	593,949	-	111,723	245,789
Long-term debt, including current portion	3,712,500	3,915,000	4,050,000	-	-
Total Stockholders’ Equity	$33,359,655	$31,264,762	$29,815,504	$26,323,243	$21,257,857

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

This discussion should be read in conjunction with our financial statements as of December 31, 2009 and 2008 and the two years then ended and the notes accompanying those financial statements.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

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

We operate in three segments.  First, Wholesale Leathercraft, consisting of our Leather Factory stores and our national account group, is our oldest segment with sales of $25.1 million in 2009.  Historically, in normal economic conditions, this division generally offers steady but very modest increases in sales.  Sales in 2009 declined 5.0% compared to 2008.  The wholesale stores’ sales declined 5.3% compared to 2008 and national account sales were down 3.4%.  Much of the sales decline at the stores and in national accounts is attributed to an overall weakness in consumer spending as a result of the weak U.S. economy.

Since acquiring its assets in 2000, Tandy Leather has been re-established as the operator of retail leathercraft stores.  These retail stores comprise our second segment, Retail Leathercraft.  This segment has experienced the greatest increases in sales ($28.1 million in 2009, up from $25.2 million in 2008) and in 2009, surpassed our Wholesale Leathercraft segment to become our largest source of revenues.  Our business plan calls for opening an average of 10-12 stores annually as we work toward a goal of 100+ stores from 75 stores at the end of 2009.  We have slowed down our new store openings in recent years due to the general economic conditions in the U.S. and because of the lack of personnel qualified for store manager positions.  We plan to open one to two new stores in 2010, one of which was opened in the first quarter.

Our third segment is International Leathercraft, which consists of stores located outside of North America.  Currently, we have one retail/wholesale combination store located in the United Kingdom, which was opened in February 2008.  It is our intention to add more stores to this segment once we have a large enough customer base to support additional stores.

On a consolidated basis, a key indicator of costs, gross margin as a percent of total net sales, increased in 2008 and in 2009.  Operating expenses  increased 2% between 2008 and 2009 and between 2007 and 2008.

We reported consolidated net income for 2009 of $3.3 million.  Consolidated net income for 2008 and 2007 was $2.6 million and $3.1 million, respectively.  We use our cash flow to fund our operations, to fund the opening of new Tandy Leather stores, to purchase necessary property and equipment and to make acquisitions of small competitors in the retail and wholesale market.  In 2007, we incurred $4.0 million in bank debt to purchase a 191,000 square foot building to house our corporate headquarters and central support units.  We moved into that facility in the first quarter of 2008.  At the end of 2009, our stockholders’ equity had increased to $33.3 million from $31.3 million the previous year.

Comparing the December 31, 2009 balance sheet with the prior year’s balance sheet, we increased our investment in inventory from $16.0 million to $16.9 million, while total cash (including certificates of deposit and other short-term investments) increased from $10.8 million from $12.9 million.

Net Sales

Net sales for the three years ended December 31, 2009 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company	Incr (Decr) from Prior Year
2009	$25,095,392	$28,079,862	$1,307,485	$54,482,739	3.8%
2008	$26,423,858	$25,231,145	$836,535	$52,491,537	(3.2)%
2007	$29,555,978	$24,663,750	N/A	$54,219,728	1.4%

Our net sales increased by 3.8% in 2009 when compared with 2008 and fell by 3.2% in 2008 when compared with 2007.  In 2009 and 2008, our Retail and International Leathercraft segments reported sales increases while our Wholesale Leathercraft segment reported sales declines.  The reduction in sales in our wholesale stores is the result of the overall economic slowdown in the U.S.  That economic slowdown has impacted our retail stores as well, although not as significantly.

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

For 2009, our cost of sales decreased as a percentage of total net sales when compared to 2009, resulting in an increase in consolidated gross profit margin from 59.2% to 59.9%.  Our 2008 cost of sales as a percentage of our total net sales decreased as a percentage of total net sales when compared to 2007, resulting in an increase in consolidated gross profit margin from 57.5% to 59.2%.  Increases in gross margin are primarily due to increased retail sales from year to year.

Our gross margins for the three years ended December 31, 2009 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company
2009	58.5%	60.9%	63.6%	59.9%
2008	56.5%	61.6%	68.4%	59.2%
2007	55.7%	59.7%	-	57.5%

Our operating expenses decreased 1.0% as a percentage of total net sales to 50.5% in 2009 when compared with 51.5% in 2008.  This decrease indicates that our operating expenses grew more slowly than our sales during this period.  2009 operating expenses were $490,000 higher than those of 2008.  Significant expense fluctuations in 2009 compared to 2008 are as follows:

Expense	2009 amount	Incr (Decr) over 2008
Employee compensation & benefits	$14.5 million	$500,000
Rent & utilities	3.3 million	(90,000)
Depreciation and amortization	1.1 million	100,000
Loss on impairment and disposal of equipment	365,000	365,000
Professional fees and licenses	700,000	(62,000)
Freight out – shipping product to customers	1.3 million	(160,000)
Property taxes	340,000	80,000
Outside services	102,000	(157,000)

Our operating expenses increased 2.0% as a percentage of total net sales to 51.5% in 2008 when compared with 49.5% in 2007.  This increase indicates that our operating expenses grew faster than our sales during this period.  Significant expense fluctuations in 2008 compared to 2007 are as follows:

Expense	2008 amount	Incr (Decr) over 2007
Employee compensation & benefits	$14.0 million	$(160,000)
Rent & utilities	4.1 million	323,000
Depreciation and amortization	985,000	350,000
Advertising	3.0 million	(400,000)
Freight out – shipping product to customers	1.5 million	(140,000)
Property taxes	260,000	135,000
Outside services	260,000	(240,000)

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income and interest expense.  In 2009, we had other expense (net) of $134,000 compared to other income (net) of $67,000 in 2008.  We received $32,000 in gas royalties.  We earned $128,000 in interest income on our cash and paid $297,000 in interest expense on our bank debt.  We had a currency exchange loss of $98,000 in 2009 compared to $114,000 in 2008.

In 2008, we had other expense (net) of $67,000 compared to other income (net) of $315,000 in 2007.  We received $230,000 for surface damage and additional access related to the oil and gas lease associated with a portion of the land surrounding our corporate facility.  We earned $141,000 in interest income on our cash and paid $332,000 in interest expense on our bank debt.  We had a currency exchange loss of $114,000 in 2008 compared to income of $9,000 in 2007.

Net Income

During 2009, we earned net income of $3.3 million, a 27% increase over our net income of $2.6 million earned during 2008.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the reduction in other income.

During 2008, we earned net income of $2.6 million, a 16% decline over our net income of $3.1 million earned during 2007.  The decline in net income was the result of the decrease in gross profit and the decrease in other income, partially offset by the reduction in income tax expense.

Wholesale Leathercraft

The increases (or decreases) in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2009 were as follows:

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2009	(5.3)%	$2,382,998	29.3%	9.5%
2008	(10.6)%	$1,842,526	(34.8)%	6.9%
2007	(3.7)%	$2,826,710	(41.3)%	9.6%

Wholesale Leathercraft, consisting of our 30 wholesale stores and our national account group, accounted for 45.6% of our consolidated net sales in 2009, which compares to 49.6% in 2008 and 53.4% in 2007.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft, and we expect this trend to continue.

Sales in the wholesale stores decreased 5.3% in 2009 compared to sales in 2008 while the sales decline in our national account group was 3.4% from 2008 to 2009.  By customer group, we increased sales to our retail customers, but had sales declines in all other groups.  The most significant decreases were in our wholesale and manufacturer groups.  The customers comprising these groups are small businesses and have been significantly affected by the weakness in our economy.  Our sales mix by customer group in the Wholesale Leathercraft division was as follows:

Customer Group	2009	2008	2007
Retail	29%	26%	23%
Institution	7%	8%	8%
Wholesale	42%	41%	42%
National Accounts	15%	17%	15%
Manufacturers	7%	8%	12%
	100%	100%	100%

The 2009 increase in operating income as a percentage of divisional sales resulted from a decrease in operating expenses of $500,000.  Significant operating expense decreases occurred in legal and professional fees ($57,000), moving expenses ($114,000), advertising and marketing ($200,000), outside services ($158,000), rent and utilities ($95,000) and freight out ($143,000).  These decreases were offset somewhat by a loss incurred on the impairment of certain computer equipment totaling $365,000.

The 2008 decrease in operating income as a percentage of divisional sales resulted from a decrease of 9.2% in gross margin (as a percentage of sales) compared with 2007, offset partially by a decrease of 3.4% in operating expenses as a percent of sales.  Significant operating expense decreases occurred in employee compensation and benefits ($670,000), outside services ($235,000) and freight out ($200,000).  These decreases were partially offset by increases in depreciation expense ($400,000) and property taxes ($230,000), both due to the purchase of our corporate facility.

Retail Leathercraft

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2009 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2009	11.3%	$2,900,701	32.6%	10.3%
2008	2.3%	$2,188,282	41.7%	8.7%
2007	9.5%	$1,544,320	(33.2)%	6.3%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 51.1% of our total net sales in 2009, up from 47.4% in 2008 and 44.6% in 2007.

Growth in net sales for our Retail Leathercraft division in 2009 resulted primarily from an increase in same store sales.

Our sales mix by customer group in the Retail Leathercraft division was as follows:

Customer Group	2009	2008	2007
Retail	65%	65%	63%
Institution	7%	9%	8%
Wholesale	27%	25%	27%
National Accounts	0%	0%	0%
Manufacturers	1%	1%	2%
	100%	100%	100%

Operating income as a percentage of sales increased to 10.3% for 2009 compared to 8.7% for 2008.  Gross margin decreased to 60.9% in 2009 from 61.6% in 2008.  Operating expenses as a percent of sales in 2008 decreased by 2.3%, from 52.9% for 2008 to 50.6% for 2009 as operating expenses grew at a slower pace than that of sales.

Operating income as a percentage of sales increased to 8.7% for 2008 compared to 6.3% for 2007.  Gross margin improved to 61.6% in 2008 from 59.7% in 2007.  Operating expenses as a percent of sales in 2008 decreased by 0.6%, from 53.5% for 2007 to 52.9% for 2008 as operating expenses grew at a slower pace than that of sales and gross margin.

We intend to continue the expansion of Tandy Leather’s retail store chain in 2010 by opening one to two stores, one of which was opened in the first quarter.  We remain committed to a conservative expansion plan for this division that minimizes risks to our profits and maintains financial stability.  In the current economic environment in the U.S., it is possible that we will change our plans for store openings in 2010 if we determine that the U.S. retail sector can not support additional store openings at that time or if the feasibility of additional successful openings is deemed likely.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  Currently, that represents one retail/wholesale combination store located in the United Kingdom.  International Leathercraft accounted for 2.4% and 1.6% of our total sales in 2009 and 2008, respectively.  Operating income was $176,000 and $54,000 in 2009 and 2008, respectively.  We expect this segment to become a larger part of our total operations as our international customer base continues to grow.

Financial Condition

At December 31, 2009, we held $12.9 million of cash and certificates of deposit, $16.9 million of inventory, accounts receivable of $1.2 million, and $9.8 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were $984,000 and $308,000, respectively.  Net total assets were $43.3 million.  Current liabilities were $5.8 million (including $203,000 of current maturities of long-term debt), while long-term debt was $3.5 million.  Total stockholders’ equity at the end of 2009 was $33.4 million.

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

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2009	2008	2007
Solvency Ratios:
Quick Ratio	(Cash+Accts Rec)/Total Current Liabilities	2.44	2.37	2.48
Current Ratio	Total Current Assets/Total Current Liabilities	5.55	5.72	7.47
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.17	0.16	0.13
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.34	0.32	0.22
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.30	0.31	0.26
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.29	0.33	0.23

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	37.22	54.89	63.42
Inventory Turnover	Sales/Average Inventory	3.35	3.18	3.19
Assets to Sales	Total Assets/Sales	0.79	0.77	0.68
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.09	2.22	2.27
Accounts Payable to Sales	Accounts Payable/Sales	0.02	0.02	0.03

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.06	0.05	0.06
Return on Assets	Net Profit After Taxes/Total Assets	0.08	0.06	0.08
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.10	0.08	0.10

Capital Resources and Liquidity

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase and remodel of real estate consisting of a 191,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Proceeds in the amount of $4,050,000 were used to fund the initial purchase of the property.  On April 30, 2008, that amount was rolled into a ten-year term note, and we began making monthly debt service payments in May 2008.

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

Reflecting the borrowing and reduction of bank indebtedness during the periods, our financing activities for 2009, 2008 and 2007 required net cash of $2.4 million, $1.1 million, and $4,000, respectively.

Our primary source of liquidity and capital resources during 2009 was cash flow provided by operating activities.  Cash flow from operations for 2009 and 2008 was $5.3 million and $7.8 million, respectively.  In 2009, cash flow from operations was generated from income, partially offset by the increase in inventory.  In 2008, cash flow from operations was generated from net income and the decreases in accounts receivable and inventory.  Cash flow from operations in 2007 was $2.5 million.

Consolidated accounts receivable remained virtually unchanged at $1.2 million as of December 31, 2009 and 2008.  Average days to collect accounts improved from 54.9 days in 2008 to 40.0 days in 2009 on a consolidated basis.  We have tightened our credit policy and are aggressively monitoring our customer accounts to ensure collectability.  We believe the trend in our collections is the result of the overall slowdown in the U.S. economy.  Many of our customers with open accounts are very small businesses, and they tend to feel the effects of an economic slowdown more severely than larger businesses.

Inventory increased from $16.0 million at the end of 2008 to $16.9 million at December 31, 2009.  We expect our inventory to slowly trend upward as we continue our expansion of the Tandy Leather store chain.  In 2010, we expect to maintain a fairly steady inventory due to the limited number of retail stores we plan to open.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected store growth and expansion.  We believe our investment in inventory at the end of 2009 was at a very reasonable level given our expansion plans as it was within 2% of our internal targets of optimum inventory levels.

Consolidated inventory turned 3.34 times during 2009, improving over the 2008 turns at 3.18 times.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2009	2008	2007
Wholesale Leathercraft	2.18	2.14	2.37
Retail Leathercraft	6.13	6.05	5.87
International Leathercraft	3.95	4.61	n/a

Wholesale Leathercraft stores only	6.82	7.14	6.87

Retail Leathercraft inventory turns are significantly higher than that of Wholesale Leathercraft because its inventory consists only of the inventory at the stores.  The retail stores have no warehouse (backstock) inventory to include in the turnover computation as the stores get their product from the central warehouse.  Wholesale Leathercraft’s turns are expected to be slower because the central warehouse inventory is part of this division, and its inventory is held as the backstock for all of the stores.

Accounts payable, totaling $1.1 million, remained virtually unchanged at the end of 2009 compared to the end of 2008.

As discussed above, the largest use of operating cash in 2009 was in the increase of inventory.  Cash paid for capital expenditures totaled $792,000 and $2.8 million for the years ended December 31, 2009 and 2008, respectively.  Total capital expenditures (both cash and non-cash) totaled $792,000 and $3.6 million for the years ended December 31, 2009 and 2008, respectively.  In 2008, the primary capital expenditure was the remodel and retrofit of the building for $3.2 million.  Other capital expenditures were factory machines and dies ($55,000) and computer equipment ($415,000).  In 2009, the primary capital expenditures were for computer equipment, software and licenses totaling $472,000.  Other capital expenditures were building improvements ($209,000), including parking lot repaving and fence installation, and factory machines and dies ($56,000).  Although we intend to continue opening or acquiring new Tandy Leather retail stores and therefore expenditures related to this expansion should continue into 2010, we do expect our 2010 capital expenditures to be less than that of 2009 as the expenditures related to our building have been completed.

Cash applied toward stock repurchases totaled $1,624,264 and $802,898, in 2009 and 2008, respectively.

We believe that cash flow from operations will be adequate to fund our operations in 2010, while also funding our limited expansion plans.  At this time, we know of no trends or demands, commitments events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet the contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new retail store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2009, 2008 and 2007, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2009 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 -5 Years	More than 5 Years
Long-Term Debt(1)	$3,712,500	$202,500	$405,000	$405,000	$2,700,000
Operating Leases(2)	7,405,586	2,485,289	3,598,560	1,223,489	98,248
Total Contractual Obligations	$11,118,086	$2,687,789	$4,003,560	$1,628,489	$2,798,248
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

Goodwill.  We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carrying value.  As of December 31, 2009, we determined that the present value of the discounted estimated future cash flows of the operating divisions associated with the goodwill is sufficient to support their respective goodwill balances.  If actual financial performance of these divisions differs significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

Forward-Looking Statements

Certain statements contained in this annual report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include the risk factors described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.  We do not intend to update forward-looking statements.

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure is related to our subsidiaries in Canada and the United Kingdom as those subsidiaries have local currency revenue and local currency operating expenses.   Changes in the currency exchange rates impact the U.S. dollar amount of revenue and expenses.  See Note 15 to the Consolidated Financial Statements, Segment Information, for financial information concerning our foreign activities.

Interest Rate Risk

In the past, we have been subject to market risk associated with interest rate movements on certain outstanding debt.  However, our current credit agreement with JPMorgan Chase includes a fixed interest rate.  Therefore, changes in the prime rate do not impact us in this area.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$7,891,962	$7,810,298
Short-term investments, including certificates of deposit	5,017,000	3,011,000
Accounts receivable-trade, net of allowance for doubtful accounts
of $136,000 and $43,000 in 2009 and 2008, respectively	1,202,811	1,180,349
Inventory	16,865,826	16,011,147
Deferred income taxes	271,481	229,501
Other current assets	791,884	777,550
Total current assets	32,040,964	29,019,845

PROPERTY AND EQUIPMENT, at cost	15,111,497	15,340,732
Less accumulated depreciation and amortization	(5,431,776)	(5,019,885)
	9,679,721	10,320,847

GOODWILL	983,823	966,655
OTHER INTANGIBLES, net of accumulated amortization of
$418,000 and $367,000 in 2009 and 2008, respectively	307,802	355,492
OTHER assets	314,921	313,074
	$43,327,231	$40,975,913

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,185,032	$1,148,577
Accrued expenses and other liabilities	3,988,144	3,182,194
Income taxes payable	399,536	271,122
Current maturities of capital lease obligation	-	265,111
Current maturities of long-term debt	202,500	202,500
Total current liabilities	5,775,212	5,069,504

DEFERRED INCOME TAXES	682,364	600,309

CAPITAL LEASE OBLIGATION, net of current maturities	-	328,838
LONG-TERM DEBT, net of current maturities	3,510,000	3,712,500
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 11,021,951 and 10,994,951 shares issued at 2009 and 2008,
10,130,628 and 10,664,555 outstanding at 2009 and 2008, respectively	26,453	26,388
Paid-in capital	5,491,736	5,464,443
Retained earnings	29,959,910	26,641,853
Treasury stock at cost (891,323 shares at 2009; 330,396 shares at 2008)	(2,452,649)	(828,385)
Accumulated other comprehensive income	334,205	(39,537)
Total stockholders' equity	33,359,655	31,264,762
	$43,327,231	$40,975,913

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

NET SALES	$54,482,739	$52,491,538	$54,219,728
COST OF SALES	21,873,365	21,441,179	23,039,396
Gross Profit	32,609,374	31,050,359	31,180,332

OPERATING EXPENSES	27,514,273	27,025,017	26,859,301
INCOME FROM OPERATIONS	5,095,101	4,025,342	4,321,031

OTHER (INCOME) EXPENSE:
Interest expense	297,864	332,107	122,209
Other, net	(164,165)	(265,035)	(437,120)
Total other expense	133,699	67,072	(314,911)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,961,402	3,958,270	4,635,942

PROVISION FOR INCOME TAXES	1,700,259	1,446,423	1,740,420

NET INCOME FROM CONTINUING OPERATIONS	3,261,143	2,511,847	$2,895,522

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	56,914	92,334	192,609

NET INCOME	$3,318,057	$2,604,181	$3,088,131

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
BASIC	$0.31	$0.23	$0.26
DILUTED	$0.31	$0.23	$0.26

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PER COMMON SHARE:
BASIC	$0.01	$0.01	$0.02
DILUTED	$0.01	$0.01	$0.02

NET INCOME PER COMMON SHARE:
BASIC	$0.32	$0.24	$0.28
DILUTED	$0.31	$0.24	$0.28

Weighted Average Number of Shares Outstanding:
Basic	10,471,103	10,931,306	10,951,481
Diluted	10,535,736	11,015,657	11,157,775

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,318,057	$2,604,181	$3,088,131
Income from discontinued operations	56,914	92,334	192,609
	3,261,143	2,511,847	2,895,522
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	1,125,009	975,903	628,622
Loss on disposal or abandonment of assets	21,540	13,385	52,034
Impairment of equipment	343,543	-	-
Non-cash stock-based compensation	2,540	30,495	19,340
Deferred income taxes	40,776	477,490	(56,980)
Other	339,305	(373,139)	241,182
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade, net	(99,994)	1,327,899	29,633
Inventory	(900,466)	1,469,762	147,731
Income taxes	147,310	204,858	12,492
Other current assets	(14,334)	325,286	(27,946)
Accounts payable-trade	36,455	(348,987)	(327,726)
Accrued expenses and other liabilities	810,564	1,115,586	(1,349,961)
Total adjustments	1,852,248	5,218,538	(631,579)
Net cash provided by continuing operating activities	5,113,391	7,730,385	2,263,943
Cash provided from discontinued operating activities	161,070	119,681	281,284
Net cash provided by operating activities	5,274,461	7,850,066	2,545,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(791,565)	(2,845,548)	(1,692,491)
Payments in connection with businesses acquired	-	-	(771,417)
Purchases of certificates of deposit	(8,671,000)	(3,109,000)	-
Proceeds from maturities of certificates of deposit	6,665,000	98,000	-
Purchases of marketable securities	-	-	(500,000)
Proceeds from sale of marketable securities	-	500,000	-
Proceeds from sale of assets	2,510	42,114	6,942
Purchase of intangible assets	-	(24,708)	-
Decrease (increase) in other assets	(1,847)	122,140	(26,276)
Net cash provided by continuing investing activities	(2,796,902)	(5,217,002)	(2,983,242)
Cash provided from discontinued investing activities	-	-	12,463
Net cash used in investing activities	(2,796,902)	(5,217,002)	(2,970,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(202,500)	(135,000)	-
Payments on capital lease obligations	(593,949)	(209,764)	(111,723)
Repurchase of common stock (treasury stock)	(1,624,264)	(802,898)	-
Proceeds from issuance of common stock and warrants	24,818	14,500	107,780
Net cash used in continuing financing activities	(2,395,895)	(1,133,162)	(3,943)
Cash provided from discontinued financing activities	-	-	-
Net cash used in financing activities	(2,395,895)	(1,133,162)	(3,943)

NET INCREASE IN CASH	81,664	1,499,902	(429,495)

CASH, beginning of period	7,810,298	6,310,396	6,739,891

CASH, end of period	$7,891,962	$7,810,298	$6,310,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$297,864	$332,107	$122,209
Income tax paid during the period, net of (refunds)	1,622,273	878,110	1,830,688

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	-	$803,713	-
Land and building acquired with long-term debt	-	-	$4,050,000

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2009, 2008 and 2007

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2006	10,879,209	$26,124	$5,292,591	$(25,487)	$20,949,541	$80,475	$26,323,243
Shares issued - stock options and warrants exercised	97,883	235	107,545	-	-	-	107,780
Stock-based compensation	-	-	19,341	-	-	-	19,341
Net income	-	-	-	-	3,088,131	-	3,088,131	$3,088,131
Translation adjustment	-	-	-	-	-	277,009	277,009	277,009
BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,672	$357,484	$29,815,504

Comprehensive income for the year ended December 31, 2007								$3,365,140
Shares issued - stock options exercised	12,000	29	14,471	-	-	-	14,500
Stock-based compensation	-	-	30,495	-	-	-	30,495
Purchase of treasury stock	(324,537)	-	-	(802,898)	-	-	(802,898)
Net income	-	-	-	-	2,604,181	-	2,604,181	$2,604,181
Translation adjustment	-	-	-	-	-	(397,021)	(397,021)	(397,021)
BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762

Comprehensive income for the year ended December 31, 2008								$2,207,160
Shares issued - stock options exercised	27,000	65	24,753	-	-	-	24,818
Stock-based compensation	-	-	2,540	-	-	-	2,540
Purchase of treasury stock	(560,927)	-	-	(1,624,264)	-	-	(1,624,264)
Net income	-	-	-	-	3,318,057	-	3,318,057	$3,318,057
Translation adjustment	-	-	-	-	-	373,742	373,742	373,742
BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Comprehensive income for the year ended December 31, 2009								$3,691,799

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2009, 2008, and 2007

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

Foreign currency translation adjustments arise from activities of our Canadian and United Kingdom operations.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency translations are reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized foreign currency translation losses of $98,000 and $114,000 in 2009 and 2008, respectively, and a transaction gain of $9,000 in 2007.

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

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five to ten years for machinery and equipment, five to seven years for furniture and fixtures, five years for vehicles, and forty years for buildings and related improvements.  Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset.  Repairs and maintenance costs are expensed as incurred.

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

BASIC	2009	2008	2007
Net income (loss)	$3,318,057	$2,604,181	$3,088,131

Weighted average common shares outstanding	10,471,103	10,931,306	10,951,481

Earnings per share – basic	$0.32	$0.24	$0.28

DILUTED
Net income (loss)	$3,318,057	$2,604,181	$3,088,131

Weighted average common shares outstanding	10,471,103	10,931,306	10,951,481
Effect of assumed exercise of stock options and warrants	64,633	84,351	206,294
Weighted average common shares outstanding, assuming dilution	10,535,736	11,015,657	11,157,775

Earnings per share - diluted	$0.31	$0.24	$ 0.28

Outstanding options and warrants excluded as anti-dilutive	61,000	80,500	11,500

For additional disclosures regarding the employee stock options and the warrants, see Note 12. The net effect of converting stock options and warrants to purchase 197,700, 232,200 and 275,200 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2009, 2008 and 2007, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be tested for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We periodically analyze goodwill remaining on the balance sheet to determine the appropriateness of its carrying value and have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2009, we determined that the present value of the discounted estimated future cash flows of the operating divisions associated with the goodwill is sufficient to support their respective goodwill balances.  Goodwill impairment is deemed to exist if the carrying value of the goodwill exceeds its implied fair value.  Our reporting units are generally the same as the operating segments identified in Note 15 – Segment Information.

A summary of changes in our goodwill for the years ended December 31, 2009 and 2008 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2007	$607,130	$383,406	$990,536
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(23,881)	-	(23,881)
Impairments	-	-	-
Balance, December 31, 2008	$583,249	$383,406	$966,655
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	17,168	-	17,168
Impairments	-	-	-
Balance, December 31, 2009	600,417	$383,406	983,823

As of December 31, 2009 and 2008, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2009
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$356,067	$188,302
Non-Compete Agreements	181,636	62,136	119,500
	$726,005	418,203	$307,802

	As of December 31, 2008
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$319,776	$224,593
Non-Compete Agreements	177,708	46,809	130,899
	$722,077	366,585	$355,492

Excluding goodwill, we have no intangible assets not subject to amortization under U.S. GAAP.  Amortization of intangible assets of $51,291 in 2009, $53,350 in 2008, and $51,542 in 2007 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights and 4.22 years for non-compete agreements.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

	Leather Factory	Tandy Leather	Total
2010	$29,190	$30,337	$59,527
2011	28,263	30,337	58,600
2012	7,427	30,337	37,764
2013	-	30,337	30,337
2014	-	30,337	30,337

During 2007, we acquired non-compete agreements in the amounts of $24,708 and $75,000.

•	Fair value of financial Instruments

We measure fair value as an exit price, which is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As a basis for considering such assumptions, accounting standards establish a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the marketplace.

Level 3 – unobservable inputs which are supported by little or no market activity.

Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our principal financial instruments held consist of accounts receivable, accounts payable, notes payable and long-term debt.  The carrying value of accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts.  The terms of the long-term debt are considered reasonable for this type of financing; therefore, the carrying amount approximates fair value.

•	Deferred taxes

Deferred income taxes result from temporary differences in the basis of our assets and liabilities reported for book and tax purposes.

•	Stock-based compensation

We have one stock option plan which provides for stock option grants to non-employee directors.  No options have been awarded as of December 31, 2009.  We had two stock option plans which provided for stock option grants to officers, key employees and directors.  Both plans expired in the 4th quarter of 2005.  The expirations of the plans had no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five year period.  We recognized share based compensation expense of approximately $3,000, $30,000, and $19,000 for the years ended December 31, 2009, 2008 and 2007, respectively, as a component of operating expenses.

During the years ended December 31, 2009 and 2008, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	$2.11	236,700
Granted	-	-
Cancelled	-	-
Exercised	1.21	(12,000)
Outstanding, December 31, 2008	$2.16	224,700	3.09	$262,001
Exercisable, December 31, 2008	$2.15	220,770	3.07	$259,461

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	$2.16	224,700
Granted	-	-
Cancelled	-	-
Exercised	0.92	(27,000)
Outstanding, December 31, 2009	$2.33	197,700	2.29	$246,088
Exercisable, December 31, 2009	$2.33	197,700	2.29	$246,088

Other information pertaining to option activity during the twelve month periods ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Weighted average grant-date fair value of stock options granted	N/A	N/A	N/A
Total fair value of stock options vested	$2,540	$30,500	$30,500
Total intrinsic value of stock options exercised	$15,913	$8,779	$62,280

As of December 31, 2009, all stock options were fully vested so there is no unrecognized compensation cost related to nonvested stock options to be recognized in future periods.

Cash received from the exercise of stock options and warrants for the years ended December 31, 2009, 2008 and 2007 was $24,818, $14,500, and $107,780, respectively.

The fair value of each stock option granted is estimated on the date of grant using the BSM option valuation model.  The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

•	Comprehensive income

Comprehensive income represents all changes in stockholders’ equity, exclusive of transactions with stockholders.  The accumulated balance of foreign currency translation adjustments is presented in the consolidated financial statements as “accumulated other comprehensive income or loss”.

•	Shipping and handling costs

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $1,342,000, $1,500,000 and $1,641,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $144,000 and $137,000 at December 31, 2009 and 2008, respectively.  Total advertising expense was $2,953,000 in 2009; $3,036,346 in 2008; and $3,440,762 in 2007.

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

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

3.  SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value.  We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at December 31, 2009 and 2008 consisted of certificates of deposit, which are considered to be Level 2 assets.  The contractual maturities of the certificates of deposit as of December 31, 2009 are shown below.  Actual maturities may differ from the contractual maturities because debtors may have the right to call obligations with or without call penalties.

Due within one year	$2,132,000
Due between one and five years	2,687,000
Due between five and ten years	-
Due between ten and fifteen years	99,000
Due between fifteen and twenty years	99,000
$5,017,000

4.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Accounts are written off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was $136,023 and $43,014, respectively, at December 31, 2009 and 2008.  The following is a roll forward of the allowance for doubtful accounts:

Year ended:	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
December 31, 2009	$43,014	-	112,272	632	(19,895)	$136,023
December 31, 2008	$104,634	-	65,921	(2,768)	(124,773)	$43,014
December 31, 2007	$149,172	(11,918)	98,508	3,192	(134,320)	$104,634

•	Sales returns and defective merchandise

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

5.  BALANCE SHEET COMPONENTS

	December 31, 2009	December 31, 2008
INVENTORY
On hand:
Finished goods held for sale	$14,861,855	$14,867,830
Raw materials and work in process	609,002	415,644
Inventory in transit	1,394,969	727,673
TOTAL	$16,865,826	$16,011,147

PROPERTY AND EQUIPMENT
Building	$5,324,404	$5,160,522
Land	1,451,132	1,451,132
Leasehold improvements	677,431	669,329
Equipment and machinery	5,234,868	5,725,442
Furniture and fixtures	2,377,683	2,288,328
Vehicles	45,979	45,979
	15,111,497	15,340,732
Less: accumulated depreciation	(5,431,776)	(5,019,885)
TOTAL	$9,679,721	$10,320,847

OTHER CURRENT ASSETS
Accounts receivable – employees	$36,644	$42,217
Accounts receivable – other	9,600	126,074
Prepaid expenses	612,779	575,295
Payments for merchandise not received	132,861	33,964
TOTAL	$791,884	$777,550

OTHER ASSETS
Security deposits - utilities, locations, etc.	$62,921	$61,074
Leather art collection	252,000	252,000
TOTAL	$314,921	$313,074

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$1,119,399	$1,068,426
Accrued payroll	360,738	327,816
Deferred revenue	542,812	488,305
Sales and payroll taxes payable	267,465	169,985
Inventory in transit	1,394,969	727,673
Other	302,761	399,989
TOTAL	$3,988,144	$3,182,194

Depreciation expense was $1,073,713, $932,199, and $577,405 for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2009, we recorded an impairment loss due to the discontinued use and abandonment of specific computer software.  The software was purchased in 2004 for the purpose of upgrading and replacing our current point-of-sale and accounting systems.  We have been using the software in a limited capacity for several years and amortizing the cost of the system accordingly.  However, we made the decision in the fourth quarter of 2009 that we would not continue its use due to inconsistencies and incompatibility with our current systems and discontinued use accordingly.  Due to licensing restrictions, we are unable to sell the software to a third party.  The resulting fair value of $0 for the asset is considered a Level 3 valuation.  The impairment loss totaled $343,543 and is included in operating expenses.  The amortization to date and the impairment loss is reported in our Wholesale Leathercraft segment.

Also, in 2009, we recorded a loss on disposal of equipment due to the abandonment and/or disposal of obsolete equipment.  The disposal consisted of numerous pieces of various computer equipment purchased between 2002 and 2006.  The loss totaled $21,540 and is included in Operating expenses, $5,393 of which is reported in our Retail Leathercraft and $16,147 which is reported in our Wholesale Leathercraft segment.

6.  NOTES PAYABLE AND LONG-TERM DEBT

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 191,000 square foot building situated on 30 acres of land located in Fort Worth, Texas.  Under the terms of the Line of Credit Note, we could borrow from time to time until April 30, 2008, up to the lesser of $5,500,000 or 90% of the cost of the property and make monthly interest payments.  On April 30, 2008, the principal balance was rolled into a 10-year term note with an interest rate of 7.10% per annum.

Proceeds in the amount of $4,050,000 were used to fund the purchase of the property from Standard Motor Products, Inc. under an Agreement of Purchase and Sale, dated June 25, 2007, which closed on July 31, 2007. No further borrowings were drawn.

At December 31, 2009 and 2008, the amount outstanding under the above agreement consisted of the following:

	2009	2008
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,712,500	$ 3,915,000
	3,712,500	3,915,000
Less - Current maturities	(202,500)	(202,500)
	$3,510,000	$3,712,500

The terms of the credit facility contain various covenants which among other things require the Company to maintain a debt service coverage ratio of not less than 1.2 to 1.0.  We were in compliance with these covenants as of December 31, 2009.  Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2010	$202,500
2011	202,500
2012	202,500
2013	202,500
2014	202,500
2015 and thereafter	2,700,000
$3,712,500

7.  CAPITAL LEASE OBLIGATIONS

We lease certain HVAC equipment under a capital lease agreement.  The asset subject to the agreement totaling $803,713 is included in Property and Equipment as of December 31, 2009.  Accumulated depreciation on the asset at that date was $140,650.  Amortization of the capitalized cost is charged to depreciation expense.

At December 31, 2009 and 2008, the amounts outstanding under capital lease obligation consisted of the following:

	2009	2008
Capital Lease secured by certain HVAC equipment – total monthly principal payments of $24,328, 5.7% interest, maturing February 2011	-	$632,538
Less amount representing interest	-	38,589
Total obligation under capital lease	-	593,949
Less - Current maturities	-	265,111
	-	$328,838

This capital lease obligation was paid in full during 2009.

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

The following table summarizes the number of shares held by the Plan and the market value as of December 31, 2009, 2008, and 2007:

	Number of Shares			Market Value
	2009	2008	2007	2009	2008	2007
Allocated	-	-	844,381	-	-	$2,761,126
Unearned	-	-	-	-	-	-
Total	-	-	844,381	-	-	$2,761,126

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the Plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2009 and 2008, we matched pretax employee contributions up to 50% on the first 4% of eligible earnings that are contributed by employees.  In 2007, we matched pretax employee contributions up to 100% on the first 3% of eligible earnings and 50% on the next 2% of eligible earnings.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2009	$4,900	$124,488
2008	$4,600	$120,025
2007	$9,000	$240,774

* Due to the annual limit on eligible earnings imposed by the Internal Revenue Code

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2009, 2008 or 2007.

We currently offer no postretirement or postemployment benefits to our employees.

9.  INCOME TAXES

The provision for income taxes consists of the following:

		2009	2008	2007
Current provision:
	Federal	$1,461,655	$766,333	$1,482,774
	State	197,828	202,600	314,626
		1,659,483	968,933	1,797,400

Deferred provision (benefit):
	Federal	37,632	428,660	(52,044)
	State	3,144	48,830	(4,936)
		40,776	477,490	(56,980)

		$1,700,259	$1,446,423	$1,740,420

Income before income taxes is earned in the following tax jurisdictions:

	2009	2008	2007
United States	$4,437,072	$3,716,554	$4,407,361
United Kingdom	324,924	(176,257)	-
Canada	284,350	571,775	420,471
	$5,046,346	$4,112,072	$4,827,832

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2009	2008
Deferred income tax assets:
Allowance for doubtful accounts	$50,650	$13,351
Capitalized inventory costs	131,447	128,591
Warrants and stock-based compensation	45,116	55,739
Accrued expenses, reserves, and other	89,384	87,559
Total deferred income tax assets	316,597	285,240

Deferred income tax liabilities:
Property and equipment depreciation	604,287	549,465
Goodwill and other intangible assets amortization	123,193	106,583
Total deferred income tax liabilities	727,480	656,048

Net deferred tax asset (liability)	$(410,883)	$(370,808)

The net deferred tax liability is classified on the balance sheets as follows:

	2009	2008
Current deferred tax assets	$271,481	$229,501
Long-term deferred tax liabilities	(682,364)	(600,309)
Net deferred tax asset (liability)	$(410,883)	$(370,808)

The effective tax rate differs from the statutory rate as follows:

	2009	2008	2007
Statutory rate	34%	34%	34%
State and local taxes	4%	9%	6%
Domestic production activities deduction	(2%)	(2%)	(1%)
Other, net	(2%)	(4%)	(3%)
Effective rate	34%	37%	36%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2007.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2006 and December 2007 tax years.

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under five-year lease agreements that expire on dates ranging from April 2010 to May 2016.  Rent expense on all operating leases for the years ended December 31, 2009, 2008, and 2007, was $2,513,297, $2,575,642 and $2,682,574, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2009 were as follows:

Year ending December 31:
2010	$2,485,289
2011	2,071,300
2012	1,527,261
2013	802,327
2014	421,161
2015 and thereafter	98,248
Total minimum lease payments	$7,405,586

Litigation

We are involved in various litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.

11.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercrafts.  While no single customer accounts for more than 5% of our consolidated revenues in 2009, 2008 and 2007, sales to our five largest customers represented 6.3%, 6.2% and 8.3%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited.  At December 31, 2009 and 2008, 27% and 21%, respectively, of our consolidated accounts receivable were due from two nationally recognized retail chains.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations and financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

12.  STOCKHOLDERS' EQUITY

a)	Stock Option Plans

•	2007 Director Non-Qualified Stock Option Plan

The 2007 Director Non-Qualified Stock Option Plan was adopted by the Board of Directors effective March 22, 2007 subject to stockholder approval at the Company’s 2007 Annual Meeting of Stockholders.  Pursuant to the plan, options to acquire an aggregate of 100,000 common shares may be granted to each individual who is serving as an outside Director of the Company on the date of grant, at the rate of 3,000 shares of Common Stock on March 22 of each calendar year.  No options have been awarded as of December 31, 2009 as the Form S-8, Registration Statement under the Securities Act of 1933, has not been filed with the Securities and Exchange Commission yet.

•	1995 Stock Option Plan

In connection with the 1995 Stock Option Plan for officers and key management employees, we have outstanding options to purchase our common stock.  The plan provides for the granting of either qualified incentive stock options or non-qualified options at the discretion of the Stock Option Committee of the Board of Directors.  Options are granted at the fair market value of the underlying common stock at the date of grant and vest over a five-year period.  We reserved 1,000,000 shares of common stock for issuance under this plan.  The plan expired in the 4th quarter of 2005.

•	1995 Director Non-Qualified Stock Option Plan

In connection with the 1995 Director Non-qualified Stock Option Plan for non-employee directors, we have outstanding options to purchase our common stock.  The plan provides for the granting of non-qualified options at the discretion of the Directors Stock Option Committee of the Board of Directors.  Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months.  We reserved 100,000 shares of common stock for issuance under this plan.  The plan expired in the 4th quarter of 2005.

•	Stock Option Summary

All options expire ten years from the date of grant and are exercisable at any time after vesting.  Of the combined 1,200,000 shares available for issuance under the three plans. There are 100,000 un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2009, 2008, and 2007, is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	224,700	$2.16	236,700	$2.11	296,200	$2.05
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(27,000)	0.92	(12,000)	1.21	(59,500)	1.81
Outstanding at December 31	197,700	$2.33	224,700	$2.16	236,700	$2.11
Exercisable at end of year	197,700	$2.33	222,700	$2.15	220,700	$1.97
Weighted-average fair value of
options granted during year	-		-		-

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$0.75 or Less	-	-	-	-	-	-
$0.76 to $1.125	17,000	0.952	0.71	17,000	0.952	0.71
$1.126 to $1.69	105,700	1.350	1.39	105,700	1.350	1.39
$1.70 to $2.55	2,000	1.900	1.74	2,000	1.900	1.74
$2.56 to $3.84	12,000	3.270	4.31	12,000	3.270	4.31
$3.85-$4.96	61,000	4.241	3.91	61,000	4.241	3.91
	197,700	$2.330	2.29	197,700	$2.330	2.29

b)	Warrants

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

A summary of warrant transactions for the years ended December 31, 2009, 2008, and 2007, is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Warrant	Exercise	Warrant	Exercise	Warrant	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	7,500	$5.000	27,500	$3.620	98,300	$3.650
Granted	-	-	-	-	-	-
Forfeited or expired	(7,500)	5.000	(20,000)	3.100	-	-
Exchanged	-	-	-	-	-	-
Exercised	-	-	-	-	(70,800)	3.658
Outstanding at December 31	-	-	7,500	$5.000	27,500	$3.620
Exercisable at end of year	-	-	7,500	$5.000	27,500	$3.620
Weighted-average fair value of
warrants granted during year	-		-		-

c)	Stock Repurchase Program

On September 9, 2008, our Board of Directors approved a limited stock repurchase plan whereby all non-officer participants in Tandy Leather Factory, Inc. Stock Ownership Plan (the “ESOP”) would have the option of selling the shares of our common stock distributed to them upon termination of the ESOP back to us. The option remained open to the non-officer participants for a period of sixty days beginning on September 26, 2008 and ending on November 25, 2008. The purchase price of the shares was calculated at a price-per-share equal to the closing price of a share of our common stock on the NYSE Amex on the business day each non-officer participant notified the ESOP administrator of his or her intent to sell his or her shares to us. We repurchased a total of 324,537 shares at a total purchase price of $802,898 in the fourth quarter of 2008.

On February 27, 2009, our Board of Directors authorized a share repurchase program of up to 1 million shares of our common stock at prevailing market prices not to exceed $2.85.  The share repurchase program commenced on April 1, 2009.  On December 4, 2009, our Board amended the repurchase program to increase the maximum purchase price to $3.70.  The plan terminates on December 10, 2010.  We repurchased a total of 60,927 shares in 2009 for a total purchase price of $199,264.

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

14.  DISCONTINUED OPERATIONS

Our subsidiary, Roberts, Cushman and Company, Inc., is classified as discontinued operations.  The distributor of custom hat trims ceased doing business in the fourth quarter of 2009 as a result of decreased sales.  All prior periods presented have been adjusted to reflect this presentation.  Sales, earnings before income tax, and provision for income taxes of the discontinued operation for each year were as follows:

	2009	2008	2007
Sales	$498,234	$745,556	$1,097,274
Earnings before income taxes	$84,942	$153,804	$191,890

Current provision (benefit):
	Federal	$29,205	$59,825	$11,407
	State	(475)	35	(5,212)
		28,730	59,860	6,195
Deferred provision (benefit):
	Federal	(645)	1,194	(5,109)
	State	(56)	414	(1,804)
		(701)	1,608	(6,913)

		$28,029	$61,468	$(718)

The classes of assets and liabilities of discontinued operations in our consolidated balance sheet as of December 31 were as follows:

	2009	2008
Trade receivables, less allowance	$5,908	$83,441
Inventory	671	45,787
Property and equipment, net	-	5,046
Deferred income tax asset	-	956
Total assets	6,579	135,230
Accrued expenses and other liabilities	-	4,614
Income taxes payable	31,795	50,691
Deferred income tax liability	-	986
Total liabilities	31,795	56,291
Net assets (liabilities)	$(25,216)	$78,939

15.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America;

c.
International Leathercraft, which sells to both wholesale and retail customers.  It carries the same products as North American stores.  We started this operation in February 2008 and have one store located in Northampton, United Kingdom.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Discontinued Operations	Total
For the year ended December 31, 2009
Net Sales	$25,095,392	$28,079,863	$1,307,484		$54,482,739
Gross Profit	14,678,410	17,099,499	831,465		32,609,374
Operating earnings	2,017,915	2,900,701	176,485		5,095,101
Interest expense	297,864	-	-		297,864
Other, net	45,342	(4,614)	123,437		(164,165)
Income before income taxes	1,765,393	2,896,087	299,922		4,961,402
Depreciation and amortization	994,759	116,439	13,811		1,125,009
Fixed asset additions	653,792	137,386	387		791,565
Total assets	$37,216,532	$5,607,481	$496,639	$6,579	$43,327,231

For the year ended December 31, 2008
Net Sales	$26,423,858	$25,231,145	$836,535		$52,491,538
Gross Profit	14,935,331	15,543,293	571,735		31,050,359
Operating earnings	1,782,526	2,188,283	54,533		4,025,342
Interest expense	332,107	-	-		332,107
Other, net	(501,697)	5,872	230,790		(265,035)
Income before income taxes	1,952,116	2,182,411	(176,257)		3,958,270
Depreciation and amortization	836,134	126,326	13,443		975,903
Fixed asset additions	3,481,852	74,550	92,859		3,649,261
Total assets	$33,657,764	$6,404,198	$778,721	$135,230	$40,975,913

For the year ended December 31, 2007
Net Sales	$29,555,978	$24,663,750	-		$54,219,728
Gross Profit	16,446,853	14,733,479	-		31,180,332
Operating earnings	2,776,711	1,544,320	-		4,321,031
Interest expense	122,209	-	-		122,209
Other, net	(425,145)	(11,975)	-		(437,120)
Income before income taxes	3,079,647	1,556,295	-		4,635,942
Depreciation and amortization	485,499	143,123	-		628,622
Fixed asset additions	5,535,036	207,455	-		5,742,491
Total assets	$32,217,748	$5,272,466	-	$161,292	37,651,506

Net sales by geographic areas were as follows:

	2009	2008	2007
United States	$47,433,609	$45,794,226	$47,906,206
Canada	4,686,330	4,740,722	4,698,510
All other countries	2,362,800	1,956,590	1,615,012
	$54,482,739	$52,491,538	$54,219,728

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales for the years ended December 31, 2009, 2008 and 2007.  We do not have any significant long-lived assets outside of the United States.

16.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FASB issued accounting guidance on subsequent events which requires companies to address the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, companies must name the two types of subsequent events either as recognized or non-recognized subsequent events.  We adopted this standard, as required, for the period ended June 30, 2009. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations and cash flows.

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

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
Net sales	$13,183,095	$13,046,498	$12,663,604	$15,589,542
Gross profit	7,740,446	7,676,041	7,559,149	9,633,738
Net income from continuing operations	673,058	736,097	551,142	1,300,846
Net income	697,916	761,251	552,965	1,305,925
Net income from continuing operations per common share:
Basic	0.06	0.07	0.05	0.12
Diluted	0.06	0.07	0.05	0.12
Net income per common share:
Basic	0.07	0.07	0.05	0.12
Diluted	0.07	0.07	0.05	0.12
Weighted average number of common shares outstanding:
Basic	10,670,111	10,673,245	10,387,462	10,160,119
Diluted	10,792,954	10,731,998	10,457,318	10,238,142

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
Net sales	$13,050,723	$13,647,446	$12,047,794	$13,745,575
Gross profit	7,657,247	7,911,954	7,055,440	8,425,718
Net income from continuing operations	570,117	622,118	393,393	926,219
Net income	584,498	655,250	421,014	943,419
Net income from continuing operations per common share:
Basic	0.05	0.06	0.04	0.09
Diluted	0.05	0.06	0.04	0.09
Net income per common share:
Basic	0.05	0.06	0.04	0.09
Diluted	0.05	0.06	0.04	0.09
Weighted average number of common shares outstanding:
Basic	10,977,092	10,981,378	10,988,092	10,779,703
Diluted	11,067,863	11,076,340	11,073,942	10,845,517

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2009, and 2008 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 25, 2010

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on that criteria.

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

Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this annual report as we will file a proxy statement for our 2010 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of our fiscal year covered by this report, and certain information included in that proxy statement is incorporated herein by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, and the remainder is contained in our proxy statement for our 2010 Annual Meeting of Stockholders under the heading "Election of Directors," and is incorporated herein by reference.  Information relating to filings on Forms 3, 4 and 5 will be contained in our 2010 proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.  Information required by this item pursuant to Items 401(h), 401(i) and 401(j) of Regulation S-K relating to an audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our board of directors will be contained in our 2010 proxy statement under the heading "Corporate Governance" and is incorporated herein by reference.

We have adopted a written code of ethics that applies to our employees, including our principal executive officer principal financial officer, principal accounting officer, controller, or persons performing similar functions.  It is available on our website (http://www.tandyleatherfactory.com).

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Stockholders under the heading "Report of the Compensation Committee,” which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Stockholders under the headings "Stock Ownership by Directors and Executive Officers” and “Principal Holders of Stock,” which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Stockholders under the heading “Other Relationships Involving Directors, Executive Officers, or their Associates” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Stockholders under the headings "Audit Committee” and “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2009 and 2008
•	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007

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

TANDY LEATHER FACTORY, INC.
March 26, 2010	By:	/s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

March 26, 2010	By:	/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer, Chief Accounting Officer and Treasurer

Signature	Title	Date
/s/ Wray Thompson	Chairman of the Board	March 26, 2010
Wray Thompson

/s/ Jon W. Thompson	Chief Executive Officer, President and Director	March 26, 2010
Jon Thompson

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director	March 26, 2010
Shannon L. Greene

/s/ Mark J. Angus	Senior Vice President and Assistant Secretary	March 26, 2010
Mark J. Angus

/s/ T. Field Lange	Director	March 26, 2010
T. Field Lange

/s/ Joseph R. Mannes	Director	March 26, 2010
Joseph R. Mannes

/s/ L. Edward Martin III	Director	March 26, 2010
L. Edward Martin III

/s/ Michael A. Nery	Director	March 26, 2010
Michael A. Nery

/s/ William M. Warren	Secretary	March 26, 2010
William M. Warren

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
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

10.3
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

10.8
Consultation Agreement, dated as of January 1, 2010, by and between Tandy Leather Factory, Inc. and J. Wray Thompson, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2010 and incorporated by reference herein.

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

*23.1	Consent of Weaver & Tidwell LLP dated March, 25, 2010
*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________
*Filed herewith.