Form 10-Q
period 2010-03-31
TANDY LEATHER FACTORY INC
filed 2010-05-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 7, 2010
Common Stock, par value $0.0024 per share	10,141,222

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2010 and December 31, 2009	1

Consolidated Statements of Income
Three months ended March 31, 2010 and 2009	2

Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009	3

Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2010 and 2009	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial	7
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6. Exhibits	10

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
CURRENT ASSETS:
Cash	$5,976,396	$7,891,962
Short-term investments, including certificates of deposit	6,995,598	5,017,000
Accounts receivable-trade, net of allowance for doubtful accounts
of $174,000 and $136,000 in 2010 and 2009, respectively	1,459,075	1,202,811
Inventory	17,538,853	16,865,826
Deferred income taxes	289,556	271,481
Other current assets	1,499,080	791,884
Total current assets	33,758,558	32,040,964

PROPERTY AND EQUIPMENT, at cost	14,513,146	15,111,497
Less accumulated depreciation and amortization	(4,953,970)	(5,431,776)
	9,559,176	9,679,721

GOODWILL	987,812	983,823
OTHER INTANGIBLES, net of accumulated amortization of
$433,000 and $418,000 in 2010 and 2009, respectively	293,401	307,802
OTHER assets	318,218	314,921
	$44,917,165	$43,327,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,613,639	$1,185,032
Accrued expenses and other liabilities	4,116,620	3,988,144
Income taxes payable	434,827	399,536
Current maturities of long-term debt	202,500	202,500
Total current liabilities	6,367,586	5,775,212

DEFERRED INCOME TAXES	706,222	682,364

LONG-TERM DEBT, net of current maturities	3,459,375	3,510,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,034,845 and 11,021,951 shares issued at 2010 and 2009;
10,141,222 and 10,130,628 shares outstanding at 2010 and 2009	26,484	26,453
Paid-in capital	5,491,705	5,491,736
Retained earnings	30,908,023	29,959,910
Treasury stock at cost (893,623 shares at 2010, 891,323 at 2009)	(2,461,068)	(2,452,649)
Accumulated other comprehensive income	418,838	334,205
Total stockholders' equity	34,383,982	33,359,655
	$44,917,165	$43,327,231

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	2010	2009

NET SALES	$14,588,538	$13,183,095
COST OF SALES	5,611,942	5,442,649
Gross profit	8,976,596	7,740,446

OPERATING EXPENSES	7,440,228	6,742,915
INCOME FROM OPERATIONS	1,536,368	997,531

OTHER (INCOME) EXPENSE:
Interest expense	65,604	77,409
Other, net	(1,467)	(77,272)
Total other (income) expense	64,137	137

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,472,231	997,394

PROVISION FOR INCOME TAXES	524,654	324,336

NET INCOME FROM CONTINUING OPERATIONS	947,577	673,058

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	536	24,859

NET INCOME	$948,113	$697,917

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
BASIC	$0.09	$0.06
DILUTED	$0.09	$0.06

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PER COMMON SHARE:
BASIC	$0.00	$0.00
DILUTED	$0.00	$0.00

NET INCOME PER COMMON SHARE:
BASIC	$0.09	$0.06
DILUTED	$0.09	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	10,137,715	10,670,111
DILUTED	10,213,677	10,721,954

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$948,113	$697,917
Income from discontinued operations	536	24,859
	947,577	673,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,026	279,290
Loss on disposal or abandonment of assets	246	-
Non-cash stock-based compensation	-	2,540
Deferred income taxes	5,113	40,555
Other	80,343	(70,127)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(262,172)	(344,850)
Inventory	(513,681)	388,805
Income taxes	35,575	(382,586)
Other current assets	(707,195)	(672,852)
Accounts payable-trade	428,607	1,188,804
Accrued expenses and other liabilities	(30,870)	30,609
Total adjustments	(730,008)	460,188
Net cash provided by continuing operating activities	217,569	1,133,246
Cash provided from discontinued operations	6,831	35,540
Net cash provided by operating activities	224,400	1,168,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(99,117)	(278,224)
Purchase of certificates of deposit	(2,572,598)	(4,048,000)
Proceeds from maturities of certificates of deposit	594,000	1,081,000
Proceeds from sale of assets	90	-
Decrease (increase) in other assets	(3,297)	1,198
Net cash used in investing activities	(2,080,922)	(3,244,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	-	(64,880)
Payments on notes payable and long-term debt	(50,625)	(50,625)
Proceeds from issuance of common stock	-	23,437
Repurchase of common stock (treasury stock)	(8,419)	-
Net cash used in financing activities	(59,044)	(92,068)

NET DECREASE IN CASH	(1,915,566)	(2,167,308)

CASH, beginning of period	7,891,962	7,810,298

CASH, end of period	$5,976,396	$5,642,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$65,604	$77,409
Income tax paid during the period, net of (refunds)	477,177	369,180

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762

Shares issued - stock options	25,000	60	23,377	-	-	-	23,437
Stock-based compensation	-	-	2,540	-	-	-	2,540
Net income	-	-	-	-	697,917	-	697,917	$697,917
Translation adjustment	-	-	-	-	-	(79,056)	(79,056)	(79,056)
BALANCE, March 31, 2009	10,689,555	$26,448	$5,490,360	$(828,385)	$27,339,770	$(118,593)	$31,909,600

Comprehensive income for the three months ended March 31, 2009	$618,861

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Shares issued - stock options	12,894	31	(31)	-	-	-	-
Purchase of treasury stock	(2,300)	-	-	(8,419)	-	-	(8,419)
Net income	-	-	-	-	948,113	-	948,113	$948,113
Translation adjustment	-	-	-	-	-	84,633	84,633	84,633
BALANCE, March 31, 2010	10,141,222	$26,484	$5,491,705	$(2,461,068)	$30,908,023	$418,838	$34,383,982

Comprehensive income for the three months ended March 31, 2010	$1,032,746

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2010 and December 31, 2009, and its results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Inventory.  Inventory is stated at the lower of cost or market and is accounted for on the “first in, first out” method.  Based on negotiations with vendors, title generally passes to us when merchandise is put on board.  Merchandise to which we have title but which have not yet received is recorded as Inventory in transit.  In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.

The components of inventory consist of the following:

	As of
	March 31, 2010	December 31, 2009
Inventory on hand:
Finished goods held for sale	$15,650,318	$14,861,855
Raw materials and work in process	334,219	609,002
Inventory in transit	1,554,316	1,394,969
	$17,538,853	$16,865,826

Goodwill and Other Intangibles.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is required to be tested for impairment on an annual basis, absent indicators of impairment during the interim.  A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2009, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2010.

A summary of changes in our goodwill for the periods ended March 31, 2010 and 2009 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2008	$583,259	$383,406	$966,665
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(3,998)	-	(3,998)
Impairments	-	-	-
Balance, March 31, 2009	$579,261	$383,406	$962,667

Balance, December 31, 2009	$600,417	$383,406	$983,823
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	3,989	-	3,989
Impairments	-	-	-
Balance, March 31, 2010	$604,406	$383,406	$987,812

Other intangibles consist of the following:

	As of March 31, 2010			As of December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$365,093	$179,276	$544,369	$356,067	$188,302
Non-Compete Agreements	182,549	68,424	114,125	181,636	62,136	119,500
	$726,918	$433,517	$293,401	$726,005	$418,203	$307,802

We recorded amortization expense of $15,178 during the first quarter of 2010 compared to $12,824 during the first quarter of 2009.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (the “FASB”) issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  The Codification was effective for us on July 1, 2009 and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In May 2009, the FASB issued accounting guidance on subsequent events which requires companies to address the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, companies must name the two types of subsequent events either as recognized or non-recognized subsequent events.  The adoption of this accounting guidance did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued accounting guidance requiring disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

2.  SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value.  We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at March 31, 2010 and December 31, 2009 consisted of certificates of deposit.  The contractual maturities of the certificates of deposit as of March 31, 2010 are shown below.  Actual maturities may differ from the contractual maturities because debtors may have the right to call obligations with or without call penalties.

Due within one year	$2,809,000
Due between one and five years	3,988,598
Due between five and ten years	-
Due between ten and fifteen years	99,000
Due between fifteen and twenty years	99,000
$6,995,598

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

At March 31, 2010 and December 31, 2009, the amount outstanding under the above agreement consisted of the following:

	March 31, 2010	December 31, 2009
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$3,661,875	$3,712,500
	3,661,875	3,712,500
Less - Current maturities	(202,500)	(202,500)
	$3,459,375	$3,510,000

4. STOCK-BASED COMPENSATION

We have one stock option plan which provides for stock option grants to non-employee directors.  No options have been awarded as of March 31, 2010.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Additionally, options vest and become exercisable either six months from the option grant date or in equal installments over a five-year period.

We recognized share based compensation expense of approximately $0 and $2,500 for the quarters ended March 31, 2010 and 2009, respectively, as a component of operating expenses.  During the three months ended March 31, 2010 and 2009, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	$2.16	224,700
Granted	-	-
Cancelled	-	-
Exercised	0.9375	25,000
Outstanding, March 31, 2009	$2.31	199,700	3.09	$247,123
Exercisable, March 31, 2009	$2.30	197,700	3.07	$244,583

Outstanding, January 1, 2010	$2.33	197,700
Granted	-	-
Cancelled	-	-
Exercised	1.35	20,000
Outstanding, March 31, 2010	$2.44	177,700	2.28	$230,030
Exercisable, March 31, 2010	$2.44	177,700	2.28	$230,030

Other information pertaining to option activity during the three-month periods ended March 31, 2010 and 2009 are as follows:

	2010	2009
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	$2,540
Total intrinsic value of stock options exercised	$16,058	$14,878

As of March 31, 2010, all granted stock options have vested and all compensation cost has been recognized.

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2010 and 2009:

	2010	2009
Net income	$948,113	$697,917
Numerator for basic and diluted earnings per share	$948,113	$697,917

Denominator for basic earnings per share – weighted-average shares	10,137,715	10,670,111

Effect of dilutive securities:
Stock options	75,962	51,843
Warrants	-	-
Dilutive potential common shares	75,962	51,843

Denominator for diluted earnings per share – weighted-average shares	10,213,677	10,721,954

Basic earnings per share	$0.09	$0.06
Diluted earnings per share	$0.09	$0.06

The net effect of converting stock options and warrants to purchase 136,700 and 73,000 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2010 and 2009, respectively.

6.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesales stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in the North America; and

c.
International Leathercraft, which sells to both wholesale and retail customers.  It carries the same products as North American stores.  We started this operation in February 2008 and have one store located in Northampton, UK.

Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Discontinued Operations	Total
For the quarter ended March 31, 2010
Net sales	$6,587,804	$7,616,296	$384,438		$14,588,538
Gross profit	3,887,902	4,837,294	251,400		8,976,596
Operating earnings	534,196	922,738	79,434		1,536,368
Interest expense	65,604	-	-		65,604
Other, net	(20,143)	(2,086)	20,762		(1,467)
Income before income taxes	488,735	924,824	58,672		1,472,231

Depreciation and amortization	197,787	32,784	3,455		234,026
Fixed asset additions	70,707	28,410	-		$99,117
Total assets	$38,622,176	$5,680,489	$614,500	-	$44,917,165

For the quarter ended March 31, 2009
Net sales	$6,286,701	$6,603,522	$292,872		$13,183,095
Gross profit	3,567,923	3,950,164	222,359		7,740,446
Operating earnings	366,247	550,168	81,116		997,531
Interest expense	77,409	-	-		77,409
Other, net	(94,008)	191	16,545		(77,272)
Income before income taxes	382,846	549,977	64,571		997,394

Depreciation and amortization	247,102	29,024	3,164		279,290
Fixed asset additions	253,786	24,438	-		$278,224
Total assets	$35,839,248	$5,510,987	$989,159	$139,296	$42,478,690

Net sales for geographic areas were as follows for the three months ended March 31, 2010 and 2009:

	2010	2009
United States	$12,613,850	$11,454,831
Canada	1,344,596	1,242,484
All other countries	630,092	485,780
	$14,588,538	$13,183,095

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2010 and 2009.  We do not have any significant long-lived assets outside of the United States.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation, and our common stock trades on the NYSE Amex under the symbol “TLF.”  We operate our business in three segments:  Wholesale Leathercraft, which operates wholesale stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates retail stores in North America under the trade name, Tandy Leather Company, and International Leathercraft, which operates combination retail/wholesale stores outside of North America under the trade name, Tandy Leather Factory.  See Note 6 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 35 states and six Canadian provinces.  Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of May 1, 2010, we were operating 76 Tandy Leather retail stores located throughout the United States and Canada.

Our International Leathercraft segment operates one company-owned store in Northampton, United Kingdom.  The store, which opened in February 2008, operates as a combination retail and wholesale store.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2009 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2010 and 2009.

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,587,804	$534,196	$6,286,701	$366,247
Retail Leathercraft	7,616,296	922,738	6,603,522	550,168
Int’l Leathercraft	384,438	79,434	292,872	81,116
Total Operations	$14,588,538	$1,536,368	$13,183,095	$997,531

Consolidated net sales for the quarter ended March 31, 2010 increased $1.4 million, or 10.7%, compared to the same period in 2009.  All three segments achieved sales gains, ranging from 5% to 32%.  Operating income on a consolidated basis for the quarter ended March 31, 2010 was up 54%, or $539,000, from the first quarter of 2009.

The following table shows in comparative form our consolidated net income for the first quarters of 2010 and 2009:
	2010	2009	% change
Net income	$948,113	$697,917	35.9%

All segments contributed to our consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group.  The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2010 and 2009:
	Quarter ended
Customer Group	03/31/10	03/31/09
RETAIL (end users, consumers, individuals)	30%	29%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	42%	41%
MANUFACTURERS	7%	7%
NATIONAL ACCOUNTS	15%	16%
	100%	100%

Net sales increased 4.8%, or $301,000, for the first quarter of 2010 as follows:

	Quarter Ended 03/31/10	Quarter Ended 03/31/09	$ change	% change
Same store sales (30)	$5,783,176	$5,414,997	$368,179	6.8%
National account group	804,628	871,704	(67,076)	(7.7)%
	$6,587,804	$6,286,701	$301,103	4.8%

Sales to our retail, wholesale and small manufacturer customers were up in the first quarter of 2010 compared to the first quarter of 2009, while sales to our institution and national account group customers were down slightly.  Operating income for Wholesale Leathercraft during the current quarter increased by $168,000 from the comparative 2009 quarter, an improvement of 46%.  The improved gross profit margin, due to an increase in retail sales, accounted for the majority of increase in operating income as operating expenses increased at the same rate as sales.  Operating expenses increased $152,000, or 5%, due to an employee compensation increase of $53,000, a supplies expense increase of $32,000 and a utilities expense increase of $88,000.  Expense reductions occurred in legal and professional fees ($22,000), depreciation ($48,000), and employee benefits ($14,000).

Retail Leathercraft

Our Retail Leathercraft operation consists of 76 Tandy Leather retail stores at March 31, 2010, compared to 74 stores at March 31, 2009.  Net sales increased 15.3% for the first quarter of 2010 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr ended 03/31/10	Qtr ended 03/31/09	$ Change	% Change
Same (existing) store sales	74	$7,527,635	$6,603,522	$924,113	14.0%
New store sales	2	88,661	-	88,661	N/A
Total sales	76	$7,616,296	$6,603,522	$1,012,774	15.3%

The following table presents sales mix by customer categories for the quarters ended March 31, 2010 and 2009 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/10	03/31/09
RETAIL (end users, consumers, individuals)	65%	65%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	28%	27%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	1%
	100%	100%

Sales to each customer group increased slightly over the first quarter of 2009 except for the Institution group.  Operating income increased $373,000, or 68%, from the comparative 2009 quarter.  Operating income as a percentage of sales also increased from 8.3% in the first quarter of 2009 to 12.1% in the first quarter of 2010.  Our gross profit margin increased from 59.8% to 63.5%.  Operating expenses as a percentage of sales remained steady at 51.5%.  Operating expenses increased $514,000 over the first quarter of 2009.  The two new stores opened since March 31, 2009 accounted for additional operating expenses of $56,000.  Employee compensation increased $250,000.  Specifically, increased profitability of the stores results in higher bonuses earned by our store managers.  In addition, advertising expenses increased $75,000. Freight out (shipping to customers) and credit card fees increased $42,000 and $24,000, respectively, due to increased sales.  Rent expense increased $35,000.

International Leathercraft

Consisting of one store located in the UK, this division’s sales totaled $384,000 for the first quarter of 2010, compared to $293,000 in the first quarter of 2009, an improvement of 31%. Gross profit margin decreased 10 percentage points from the first quarter of 2009 due to the impact of the conversion rate on the selling prices in our UK store.  We determine UK selling prices taking into consideration the currency conversion between the U.S. dollar and the Great Britain pound.  Even so, the store generates higher profit margins than that of a comparable U.S. store as it sells a heavier mix of higher margin tools and supplies and less lower margin leather.  Operating expenses totaled $172,000 in the first quarter of 2010, up from $141,000 in the first quarter of 2009.  Advertising expense is this division’s largest expense, followed by employee compensation, shipping costs to customers, and rent.

Other Expenses

We paid $66,000 in interest on our bank debt in the first quarter of 2010, compared to $77,000 in the first quarter of 2009.  We recorded $35,000 in interest income on our cash balances during the quarter compared to $29,000 a year ago.  We recorded an expense of $92,000 for currency fluctuations in the first quarter of 2010.  Comparatively, in the first quarter of 2009, we recorded income of $28,000 in income for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $43.3 million at year-end 2009 to $44.9 million at March 31, 2010.  Inventory and other current assets accounted for the majority of the increase.  Total stockholders’ equity increased from $33.4 million at December 31, 2009 to $34.4 million at March 31, 2010, the increase being attributable to earnings in the first quarter of this year.  Our current ratio fell from 5.6 at December 31, 2009 to 5.3 at March 31, 2009 due to the increase in trade accounts payable during that time period.

Our investment in inventory increased by $673,000 at March 31, 2010 from year-end 2009, in anticipation of continued sales increases.  Inventory turnover reached an annualized rate of 3.39 times during the first quarter of 2010, virtually the same as 3.38 times for the first quarter of 2009.  Inventory turnover was 3.34 times for all of 2009.  We compute our inventory turns as sales divided by average inventory.  At the end of the first quarter, our total inventory on hand was approximately 5% over our internal targets for optimal inventory levels.  We will continue to monitor the relationship between our sales and inventory in order to optimize our investment in inventory.

Trade accounts receivable was $1.5 million at March 31, 2010, up $256,000 from $1.2 million at year-end 2009.  The average days to collect accounts for the first quarter of 2010 were 46 days, up slightly from the first quarter of 2009 of 43 days.  We are monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts in the current economic environment.

Accounts payable increased to $1.6 million at March 31, 2010 compared to $1.2 million at year-end 2009, due to the increase in inventory purchases during the first quarter in response to our sales increase.  Accrued expenses increased $128,000 from December 31, 2009 to March 31, 2010.

During the first quarter of 2010, cash flow provided by operating activities was $224,000.  The net income generated for the quarter and the increase in accounts payable contributed a portion of the cash flow, offset by increases in accounts receivable, inventory and other current assets.  Cash flow used in investing activities totaled $2.1 million, consisting primarily of net purchases of certificates of deposit with our excess cash.  Cash flow used by financing activities totaled $59,000, consisting of payments on our bank debt of $51,000 and repurchases of our common stock of $8,000.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2009.  We believe that our exposure to market risks has not changed significantly since December 31, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	-	-	-	964,300
February 1- February 28	2,300(1)	$3.66	2,300	962,000
March 1 - March 31	-	-	-	962,000
Total	2,300	$3.66	2,300	962,000

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

3.2
Bylaws of The Leather Factory, Inc., filed as Exhibit 3.5 to the Current Report on Form 8-K (Commission File No. 001-12368) filed by Tandy Leather Factory, Inc (f/k/a The Leather Factory, Inc.) with the Securities and Exchange Commission on July 14, 2004 and incorporated by reference herein.

10.1
Consulting Agreement, dated January 1, 2010, by and between Tandy Leather Factory, Inc. and J. Wray Thompson, filed as Exhibit 10.1 to Form 8-K filed by Tandy Leather Factory, Inc. with the Securities and Exchange Commission on January 5, 2010 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 14, 2010	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: May 14, 2010	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)