Form 10-Q
period 2010-06-30
TANDY LEATHER FACTORY INC
filed 2010-08-16
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated file", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 6, 2010
Common Stock, par value $0.0024 per share	10,254,442

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
CURRENT ASSETS:
Cash	$10,596,697	$7,891,962
Short-term investments, including certificates of deposit	2,503,593	5,017,000
Accounts receivable-trade, net of allowance for doubtful accounts of $174,000 and $136,000 in 2010 and 2009, respectively	1,392,682	1,202,811
Inventory	18,110,291	16,865,826
Prepaid income taxes	7,673	-
Deferred income taxes	294,788	271,481
Other current assets	1,854,913	791,884
Total current assets	34,760,637	32,040,964

PROPERTY AND EQUIPMENT, at cost	13,838,322	15,111,497
Less accumulated depreciation and amortization	(4,380,971)	(5,431,776)
	9,457,351	9,679,721

GOODWILL	982,117	983,823
OTHER INTANGIBLES, net of accumulated amortization of $448,000 and $418,000 in 2010 and 2009, respectively	277,258	307,802
OTHER ASSETS	316,533	314,921
	$45,793,896	$43,327,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,702,281	$1,185,032
Accrued expenses and other liabilities	4,371,226	3,988,144
Dividend payable	7,690,832	-
Income taxes payable	-	399,536
Current maturities of long-term debt	202,500	202,500
Total current liabilities	13,966,839	5,775,212

DEFERRED INCOME TAXES	623,519	682,364

LONG-TERM DEBT, net of current maturities	3,408,750	3,510,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,148,065 and 11,021,951 shares issued at 2010 and 2009;
10,254,442 and 10,130,628 shares outstanding at 2010 and 2009,	26,755	26,453
Paid-in capital	5,676,288	5,491,736
Retained earnings	24,278,301	29,959,910
Treasury stock (893,623 shares at 2010, 891,323 shares at 2009)	(2,461,068)	(2,452,649)
Accumulated other comprehensive income	274,512	334,205
Total stockholders' equity	27,794,788	33,359,655
	$45,793,896	$43,327,231

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009

	THREE MONTHS		SIX MONTHS
	2010	2009	2010	2009
NET SALES	$14,350,822	$13,046,498	$28,939,360	$26,229,593

COST OF SALES	5,635,856	5,370,457	11,247,798	10,813,106

Gross profit	8,714,966	7,676,041	17,691,562	15,416,487

OPERATING EXPENSES	7,270,655	6,568,269	14,710,883	13,311,184

INCOME FROM CONTINUING OPERATIONS	1,444,311	1,107,772	2,980,679	2,105,303

OTHER INCOME (EXPENSE):
Interest expense	(65,615)	(83,078)	(131,219)	(160,487)
Other, net	81,741	142,418	83,208	219,690
Total other income (expense)	16,126	59,340	(48,011)	59,203

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,460,437	1,167,112	2,932,668	2,164,506

PROVISION FOR INCOME TAXES	399,327	431,014	923,981	755,350
NET INCOME FROM CONTINUING OPERATIONS	$1,061,110	736,098	2,008,687	1,409,156

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	25,153	536	50,012

NET INCOME	$1,061,110	$761,251	$2,009,223	$1,459,168

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$0.10	$0.07	$0.20	$0.14
Diluted	$0.10	$0.07	$0.20	$0.14

NET INCOME FROM DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.07	$0.20	$0.14
Diluted	$0.10	$0.07	$0.20	$0.14

Weighted Average Number of Shares Outstanding:
Basic	10,191,506	10,673,245	10,164,759	10,650,573
Diluted	10,238,217	10,731,998	10,226,015	10,705,871

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,009,223	$1,459,168
Income from discontinued operations	536	50,012
	2,008,687	1,409,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	471,410	560,835
Loss on disposal or abandonment of assets	8,553	-
Non-cash stock-based compensation	18,388	2,540
Deferred income taxes	(82,823)	44,946
Other	(52,842)	84,037
Net changes in assets and liabilities:
Accounts receivable-trade, net	(195,779)	(446,874)
Inventory	(1,244,465)	229,038
Income taxes	(406,926)	(194,104)
Other current assets	(1,063,029)	(294,962)
Accounts payable	517,249	365,711
Accrued expenses and other liabilities	383,085	(197,606)
Total adjustments	(1,647,179)	153,561

Net cash provided by continuing operating activities	361,508	1,562,717
Cash provided by (used in) discontinued operating activities	6,831	(15,193)
Net cash provided by operating activities	368,339	1,547,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(238,756)	(442,402)
Purchase of certificates of deposit	(2,572,593)	(5,336,000)
Proceeds from maturities or sales of certificates of deposit	5,086,000	2,775,000
Proceeds from sale of assets	6,560	-
Decrease (increase) in other assets	(1,612)	1,052

Net cash provided by (used in) investing activities	2,279,599	(3,002,350)
Cash provided by discontinued investing activities	-	-
Net cash provided by (used in) investing activities	2,279,599	(3,002,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and notes payable	(101,250)	(101,250)
Payments on capital lease obligations	-	(593,949)
Repurchase of common stock (treasury stock)	(8,419)	(64,897)
Proceeds from issuance of common stock	166,466	23,437

Net cash provided by (used in) financing activities	56,797	(736,659)
Cash provided by discontinued financing activities	-	-
Net cash provided by (used in) financing activities	56,797	(736,659)

NET CHANGE IN CASH	2,704,735	(2,191,485)

CASH, beginning of period	7,891,962	7,810,298
CASH, end of period	$10,596,697	$5,618,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$131,219	$160,487
Income taxes paid during the period, net of (refunds)	1,405,089	884,425

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Six Months Ended June 30, 2010 and 2009

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762

Shares issued - stock options exercised	25,000	60	23,377	-	-	-	23,437
Purchase of treasury stock	(24,274)	-	-	(64,897)	-	-	(64,897)
Stock-based compensation	-	-	2,540	-	-	-	2,540
Net income	-	-	-	-	1,459,168	-	1,459,168	$1,459,168T
Translation adjustment	-	-	-	-	-	99,457	99,457	99,457
BALANCE, June 30, 2009	10,665,281	$26,448	$5,490,360	$(893,282)	$28,101,021	$59,920	$32,784,467

Comprehensive income for the six months ended June 30, 2009	$1,558,625

BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Shares issued - stock options exercised	126,114	302	166,164	-	-	-	166,466
Purchase of treasury stock	(2,300)	-	-	(8,419)	-	-	(8,419)
Stock-based compensation	-	-	18,388	-	-	-	18,388
Dividend	-	-	-	-	(7,690,832)	-	(7,690,832)
Net income	-	-	-	-	2,009,223	-	2,009,223	$2,009,223
Translation adjustment	-	-	-	-	-	(59,693)	(59,693)	(59,693)
BALANCE, June 30, 2010	10,254,442	$26,755	$5,676,288	$(2,461,068)	$24,278,301	$274,512	$27,794,788

Comprehensive income for the six months ended June 30, 2010	$1,949,530

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Tandy Leather Factory, Inc. and its subsidiaries.  Unless the context indicates otherwise, references to “we”, “us”, and “our” refer to the consolidated operations of Tandy Leather Factory, Inc. and its subsidiaries.  In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2010 and December 31, 2009, and its results of operations and cash flows for the three and/or six-month periods ended June 30, 2010 and 2009.  Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The components of inventory consist of the following:

	As of
	June 30, 2010	December 31, 2009
Inventory on hand:
Finished goods held for sale	$15,439,162	$14,861,855
Raw materials and work in process	1,013,559	609,002
Inventory in transit	1,657,570	1,394,969
	$18,110,291	$16,865,826

Goodwill and Other Intangibles.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is required to be tested for impairment on an annual basis, absent indicators of impairment during the interim.  A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2009, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first half of 2010.

A summary of changes in our goodwill for the six-month periods ended June 30, 2010 and 2009 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2008	$583,259	$383,406	$966,665
Acquisitions and adjustments	-	-	-
Foreign exchange gain (loss)	4,799	-	4,799
Impairments	-	-	-
Balance, June 30, 2009	$588,058	$383,406	$971,464

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2009	$600,417	$383,406	$983,823
Acquisitions and adjustments	-	-	-
Foreign exchange gain (loss)	(1,706)	-	(1,706)
Impairments	-	-	-
Balance, June 30, 2010	$598,711	$383,406	$982,117

Other intangibles consist of the following:

	As of June 30, 2010			As of December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$374,045	$170,324	$544,369	$356,067	$188,302
Non-Compete Agreements	181,246	74,312	106,934	181,636	62,136	119,500
	$725,615	$448,357	$277,258	$726,005	$418,203	$307,802

We recorded amortization expense of $30,312 during the first six months of 2010 compared to $25,645 during the first half of 2009.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

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

Recent Accounting Pronouncements.  In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance titled “Improving Disclosures About Fair Value Measurements” that amends existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. Except for the separate level 3 disclosures, this guidance was effective for financial statements issued for interim or fiscal years beginning after December 15, 2009 and our adoption of it on January 1, 2010 did not have a material impact on our financial condition or results of operations. The rest of the guidance is effective for financial statements issued for interim or fiscal years beginning after December 15, 2010. Since these are disclosure requirements only, our adoption will not have a material impact on our financial condition or results of operations.

2. SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value.  We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at June 30, 2010 and December 31, 2009 consisted of certificates of deposit.  The contractual maturities of the certificates of deposit as of June 30, 2010 are shown below.  Actual maturities may differ from the contractual maturities because debtors may have the right to call obligations with or without call penalties.

Due within one year	$636,000
Due between one and five years	1,867,593
Due between five and ten years	-
Due between ten and fifteen years	-
Due between fifteen and twenty years	-
$2,503,593

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

Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  We classify our certificates of deposit as level 2 assets and have maintained consistency in valuation techniques during the period ended June 30, 2010.

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

At June 30, 2010 and December 31, 2009, the amount outstanding under the above agreement consisted of the following:

	June 30, 2010	December 31, 2009
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$3,611,250	$3,712,500
	3,611,250	3,712,500
Less - Current maturities	(202,500)	(202,500)
	$3,408,750	$3,510,000

4. STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  9,000 options were awarded to directors in the second quarter of 2010.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.

We recognized share based compensation expense of $18,388 and $0 for each of the quarters ended June 30, 2010 and 2009, respectively, and $18,388 and $2,540 for each of the six month periods ended June 30, 2010 and 2009, respectively, as a component of operating expenses.

During the six months ended June 30, 2010 and 2009, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	$2.16	224,700
Granted	-	-
Cancelled	-	-
Exercised	0.94	25,000
Outstanding, June 30, 2009	$2.31	199,700	2.77	$247,123
Exercisable, June 30, 2009	$2.30	197,700	2.75	$244,583

Outstanding, January 1, 2010	$2.33	197,700
Granted	5.30	9,000
Cancelled	-	-
Exercised	1.644	134,700
Outstanding, June 30, 2010	$4.27	72,000	4.23	$152,133
Exercisable, June 30, 2010	$4.27	72,000	4.23	$152,133

Other information pertaining to option activity during the six month periods ended June 30, 2010 and 2010 are as follows:

	June 30, 2010	June 30, 2009
Weighted average grant-date fair value of stock options granted	$18,388	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	$112,343	$14,878

The fair values of stock options granted in 2010 were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 3.50%; dividend yields of 0%; volatility factor of 52.6%; and an expected life of the valued options of 3 years.

As of June 30, 2010 and 2009, there was no unrecognized compensation cost related to nonvested stock options.

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,061,110	$761,251	$2,009,223	$1,459,168
Numerator for basic and diluted earnings per share	1,061,110	761,251	2,009,223	1,459,168
Denominator:
Weighted-average shares outstanding-basic	10,191,506	10,673,245	10,164,759	10,650,573

Effect of dilutive securities:
Stock options	46,711	58,753	61,256	55,298
Dilutive potential common shares	46,711	58,753	61,256	55,298
Denominator for diluted earnings per share-weighted-average shares	10,238,217	10,731,998	10,226,015	10,705,871

Basic earnings per share	$0.10	$0.07	$0.20	$0.14
Diluted earnings per share	$0.10	$0.07	$0.20	$0.14

The net effect of converting stock options to purchase 173,700 and 126,700 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter and six months ended June 30, 2010 and 2009, respectively.

6.  CASH DIVIDEND

In May 2010, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to shareholders of record at the close of business on June 3, 2010. We released the funds used to pay for the special one-time cash dividend on July 1, 2010 and the dividend, totaling $7.6 million, was paid to shareholders on July 5, 2010. Our Board will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  We did not make any dividend payments during 2009.

7.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America; and

c.	International Leathercraft, consists of one combination wholesale/retail store located in Northampton, United Kingdom.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	InternationalLeathercraft	Discontinued Operations	Total
For the quarter ended June 30, 2010
Net sales	$6,248,279	$7,706,679	$395,864		$14,350,822
Gross profit	3,904,444	4,573,109	237,413		8,714,966
Operating earnings	623,266	769,476	51,569		1,444,311
Interest (expense)	(65,615)	-	-		(65,615)
Other income (expense), net	76,813	(2,610)	7,538		81,741
Income before income taxes	634,464	766,866	59,107		1,460,437

Depreciation and amortization	201,828	32,251	3,305		237,384
Fixed asset additions	130,670	8,969	-		139,639
Total assets	$39,239,711	$5,878,346	$675,839	-	$45,793,896

For the quarter ended June 30, 2009
Net sales	$6,112,421	$6,626,225	$307,852		$13,046,498
Gross profit	3,502,921	4,026,569	146,551		7,676,041
Operating earnings	473,527	646,307	(12,062)		1,107,772
Interest (expense)	(83,078)	-	-		(83,078)
Other income (expense), net	(7,374)	1,081	148,711		142,418
Income before income taxes	383,075	647,388	136,649		1,167,112

Depreciation and amortization	250,296	27,848	3,401		281,545
Fixed asset additions	132,139	32,039	-		164,178
Total assets	$34,880,109	$5,499,948	$1,238,393	$172,730	$41,791,180

	Wholesale Leathercraft	Retail Leathercraft	InternationalLeathercraft	Discontinued Operations	Total
For the six months ended June 30, 2010
Net sales	$12,836,083	$15,322,975	$780,302		$28,939,360
Gross profit	7,792,346	9,410,403	488,813		17,691,562
Operating earnings	1,157,462	1,692,214	131,003		2,980,679
Interest (expense)	(131,219)	-	-		(131,219)
Other income (expense), net	96,956	(524)	(13,224)		83,208
Income before income taxes	1,123,199	1,691,690	117,779		2,932,668

Depreciation and amortization	399,615	65,035	6,760		471,410
Fixed asset additions	201,377	37,379	-		238,756
Total assets	$39,239,711	$5,878,346	$675,839	-	$45,793,896

For the six months ended June 30, 2009
Net sales	$12,399,122	$13,229,747	$600,724		$26,229,593
Gross profit	7,070,844	7,976,733	368,910		15,416,487
Operating earnings	839,774	1,196,475	69,054		2,105,303
Interest expense	(160,487)	-	-		(160,487)
Other income (expense), net	86,634	890	132,166		219,690
Income before income taxes	765,921	1,197,365	201,220		2,164,506

Depreciation and amortization	497,398	56,872	6,565		560,835
Fixed asset additions	385,925	56,477	-		442,402
Total assets	$34,880,109	$5,499,948	$1,238,393	$172,730	$41,791,180

Net sales for geographic areas for the three and six months ended June 30, 2010 and 2009 were as follows:

Three months ended June 30,	2010	2009
United States	$12,570,039	$11,357,751
Canada	1,377,127	1,080,061
All other countries	403,656	608,686
	$14,350,822	$13,046,498

Six months ended June 30,	2010	2009
United States	$25,183,889	$22,915,566
Canada	2,721,723	2,131,135
All other countries	1,033,748	1,182,892
	$28,939,360	$26,229,593

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or six-month periods ended June 30, 2010 or 2009.  We do not have any significant long-lived assets outside of the United States.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation, and our common stock trades on the NASDAQ under the symbol “TLF.”  We operate our business in three segments:  Wholesale Leathercraft, which operates wholesale stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates retail stores in North America under the trade name, Tandy Leather Company, and International Leathercraft, which operates retail and wholesale stores outside of North America under the trade name, Tandy Leather Factory.  See Note 7 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 35 states and six Canadian provinces.  Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of August 1, 2010, we were operating 76 Tandy Leather retail stores located throughout the United States and Canada.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

The following tables present selected financial data of each of our three segments for the quarters ended June 30, 2010 and 2009.

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,248,279	$623,266	$6,112,421	$473,527
Retail Leathercraft	7,706,679	769,476	6,626,225	646,307
International Leathercraft	395,864	51,569	307,852	(12,062)
Total Operations	$14,350,822	$1,444,311	$13,046,498	$1,107,772

Consolidated net sales for the quarter ended June 30, 2010 increased $1.3 million or 10%, compared to the same period in 2009.  Retail Leathercraft contributed the largest sales increase of $1.1 million, followed first by Wholesale Leathercraft reporting an increase of $136,000 and second by International Leathercraft reporting an increase of $88,000.  Operating income on a consolidated basis for the quarter ended June 30, 2010 was up 30% or $336,000 over the second quarter of 2009.

The following table shows in comparative form our consolidated net income for the second quarters of 2010 and 2009:

	2010	2009	% Change
Net income	$1,061,110	$761,251	39.4%

All segments were profitable and contributed to our consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 30 wholesale stores and our National Account group.  The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2010 and 2009:

	Quarter ended
Customer Group	06/30/10	06/30/09
RETAIL (end users, consumers, individuals)	30%	27%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	42%	43%
MANUFACTURERS	8%	8%
NATIONAL ACCOUNTS	13%	14%
	100%	100%

Net sales were up 2% for the second quarter of 2010 as follows:

	Quarter Ended 06/30/10	Quarter Ended 06/30/09	$ change	% change
Same store sales (30)	$5,568,229	$5,327,001	$241,228	4.5%
National account group	680,050	785,420	(105,370)	(13.4%)
	$6,248,279	$6,112,421	$135,858	2.2%

Our same store sales increased 4.5% in the second quarter of 2010, as compared with the same period in 2009.  Compared to the second quarter of 2009, we achieved sales increases in our retail and manufacturers customer categories, which were offset somewhat by decreases in our wholesale customer category.  We believe the small business customer continues to struggle in the current economy, which is reflected in our sales by customer categories.  Sales to our national account customers were down 13% for the quarter, compared to the same quarter last year. The sales decline was due to a change in placement with some customers, and changes in customers’ buying patterns to a just-in-time stocking process.  Our sales to these customers will depend on products we develop specifically for this group and the level of inventory we are willing to house in anticipation of orders.  Therefore, it is possible we will experience further sales declines to our National Account group if the product we stock is not what these customers want to purchase.   Our primary focus is on sales through our stores, rather than National Accounts, as we believe our stores represent the greatest potential for continued and consistent sales growth.

Operating income for Wholesale Leathercraft during the quarter ended June 30, 2010 increased by $150,000 from the comparative 2009 quarter, an increase of 32%.  Operating expenses as a percentage of sales were 52.5%, up $251,000 from the second quarter of 2009.  The largest expense increase was in Manager Bonuses, up $100,000 due to the increase in profits generated at the stores.  Legal fees increased $90,000 for registrations of foreign trademarks.  Freight out, which is the cost to ship product to customers, was up $26,000, due to the increase in sales at the stores.  Finally, Employee Benefits, specifically medical benefit costs, increased $70,000.

Retail Leathercraft

Our Retail Leathercraft operation consists of 76 Tandy Leather retail stores at June 30, 2010, compared to 75 stores at June 30, 2009.  Net sales were up 16% for the second quarter of 2010 over the same quarter last year.  A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/10	Qtr Ended 06/30/09	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	74	$7,588,880	$6,624,026	$964,854	14.6%
New store sales	2	117,799	2,199	115,600	N/A
Total sales	76	$7,706,679	$6,626,225	$1,080,454	16.3%

The following table presents sales mix by customer categories for the quarters ended June 30, 2010 and 2009 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	06/30/10	06/30/09
RETAIL (end users, consumers, individuals)	63%	60%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	11%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	28%	28%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	1%
	100%	100%

The retail stores averaged approximately $33,000 in sales per month for the second quarter of 2010.

Sales to each customer group increased slightly over the second quarter of 2009, except for the Institution group.  Operating income increased $123,000, or 19%, from the comparative 2009 quarter.  Operating income as a percentage of sales also increased from 9.8% in the second quarter of 2009 to 10.0% in the second quarter of 2010.  Our gross profit margin slipped from 60.8% to 59.3%.  Operating expenses as a percentage of sales decreased from 51.0% to 49.4% as sales grew at a faster rate than that of expenses during the quarter.  Operating expenses increased $423,000 over the second quarter of 2009.  The new store opened in June 2009 accounted for additional operating expenses of $30,000.  Employee compensation increased $107,000. Manager bonuses increased $73,000 due to higher profits at the stores.  In addition, advertising expenses increased $73,000. Freight out and credit card fees increased $45,000 and $23,000, respectively, due to increased sales.

International Leathercraft

Consisting of one store located in the UK, this division’s sales totaled $396,000 for the second quarter of 2010, compared to $308,000 in the second quarter of 2009, an improvement of 29%. Gross profit margin increased 10% from the second quarter of 2009 due to the impact of the conversion rate on the selling prices in our UK store.  We determine UK selling prices taking into consideration the currency conversion between the U.S. dollar and the Great Britain pound.  Even so, our UK store generates higher profit margins than that of a comparable U.S. store due to a beneficial product mix, selling more higher margin tools and supplies and less lower margin leather.  Operating expenses totaled $186,000 in the second quarter of 2010, up from $159,000 in the second quarter of 2009 for our UK store.  Advertising expense is this division’s largest expense, followed by employee compensation, shipping costs to customers, and rent.

Other Expenses

We paid $66,000 in interest expense in the second quarter of 2010 on our bank debt, which is related to our building purchase, compared to $84,000 in interest expense in the second quarter last year.  We earned $23,000 in interest income during the second quarter of 2010, down from last year’s second quarter interest income earned of $32,000.  We recorded $18,000 in income during the second quarter of 2010 related to currency fluctuations from our Canadian and UK operations.  Comparatively, in the second quarter of 2009, we recorded income of $78,000 for currency fluctuations.

Six Months Ended June 30, 2010 and 2009

The following table presents selected financial data of each of our three segments for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$12,836,083	$1,157,462	$12,399,122	$839,774
Retail Leathercraft	15,322,975	1,692,214	13,229,747	1,196,475
International Leathercraft	780,302	131,003	600,724	69,054
Total Operations	$28,939,360	$2,980,679	$26,229,593	$2,105,303

Consolidated net sales for the six months ended June 30, 2010 were up 10%, increasing $2.7 million, compared to the same period in 2009.  All three reporting segments contributed to the sales increase.  Retail Leathercraft contributed the largest sales increase of $2.1 million, followed by Wholesale Leathercraft reporting an increase of $437,000 and International Leathercraft reporting an increase of $180,000.  Operating income on a consolidated basis for the six months ended June 30, 2010 increased 41.6% or $875,000 compared to the first half of 2009.

The following table shows in comparative form our consolidated net income for the first half of 2010 and 2009:

	2010	2009	% change
Net income	$2,009,223	$1,459,168	37.7%

Wholesale Leathercraft

Net sales increased 3.5%, or $437,000, for the first half of 2010 as follows:

	Six Months Ended 06/30/10	Six Months Ended 06/30/09	$ Change	% Change
Same store sales (30)	$11,351,406	$10,741,997	$609,409	5.6%
National account group	1,484,677	1,657,125	(172,448)	(10.4%)
	$12,836,083	$12,399,122	$436,961	3.5%

The following table presents the combined sales mix by customer categories for the six months ended June 30, 2010 and 2009:

	Six Months Ended
Customer Group	06/30/10	06/30/09
RETAIL (end users, consumers, individuals)	31%	30%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	41%	41%
MANUFACTURERS	7%	7%
NATIONAL ACCOUNTS	14%	15%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2010 increased by $318,000 from the comparative 2009 period, an improvement of 37.8%.  Compared to the first six months of 2009, operating expenses increased $404,000 for the first half of 2010, increasing as a percentage of sales from 50.3% to 51.7%.

Retail Leathercraft

Net sales were up 15.8% for the first half of 2010 over the same period last year.

	# Stores	Six Months Ended 06/30/10	Six Months Ended 06/30/09	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	74	$15,116,515	$13,227,548	$1,888,967	14.3%
New store sales	2	206,460	2,199	204,261	N/A
Total sales	76	$15,322,975	$13,229,747	$2,093,228	15.8%

The following table presents sales mix by customer categories for the six months ended June 30, 2010 and 2009 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/10	06/30/09
RETAIL (end users, consumers, individuals)	64%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	9%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	28%	27%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	1%
	100%	100%

The retail stores averaged approximately $33,000 in sales per month for the first half of 2010.

Operating income for the first six months of 2010 increased $496,000 from the comparative 2009, improving as a percentage of sales from 9.0% in the first half of 2009 to 11.0% in the first half of 2010.  Gross margin improved from 60.3% to 61.4%.  Operating expenses decreased as a percentage of sales from 51.3% during the first half of 2009 to 50.4% during the first half of 2010, indicating that sales grew faster than expenses.

International Leathercraft

Sales totaled $780,000 for the first six months of 2010, an increase of 30% from sales of $601,000 in the first six months of 2009.  These sales were generated from our one store located in the UK, which opened in February 2008.  Gross profit margin was 62.6% for the first half of 2009, an improvement over the 2009 comparable period’s gross profit margin of 61.4%.  Fiscal 2010 year-to-date operating expenses totaled $358,000 compared to 2009 year-to-date operating expenses of $300,000, an increase of $58,000 or 19%.  Operating income in 2010 totaled $131,000 compared to $69,000 in 2009, an improvement of 90%.

Other Expenses

We paid $131,000 in interest expense in the first six months of 2010 on our debt related to our building purchase compared to $160,000 in interest expense in the first half of 2009.  We earned $58,000 in interest income in the six months ended June 30, 2010, down from last year’s interest income of $61,000, due to a decline in interest rates earned on our cash investments.  We recorded $74,000 in expense during the six months ended June 30, 2010 for currency fluctuations from our Canadian and UK operations.  Comparatively, in the first half of 2009, we recorded income of $107,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $43.3 million at fiscal year-end 2009 to $45.8 million at June 30, 2010.  The increase in inventory and other current assets accounted for the increase.  Total stockholders’ equity decreased from $33.3 million at December 31, 2009 to $27.8 million at June 30, 2010.  The decrease was attributable to the special, one-time dividend of $7.6 million that was approved by our Board of Directors in May, partially offset by the earnings in the first half of this year.  Our current ratio fell from 5.6 at December 31, 2009 to 2.5 at June 30, 2010 due to the accrued dividend that was paid on July 5, 2010.

Our investment in inventory increased by $1.2 million at June 30, 2010 from year-end 2009 levels.  We continue to closely manage our inventory levels to follow our sales trends.  Inventory turnover decreased slightly to an annualized rate of 3.31 times during the first half of 2010, from 3.34 times for the first half of 2009.  Inventory turnover was 3.34 times for all of 2009.  We compute our inventory turns as sales divided by average inventory.  At the end of the second quarter of 2010, our total inventory on hand was within 5% of our internal targets for optimal inventory levels. We will be closely monitoring our inventory during the remainder of the year in order to maintain a sufficient inventory to support the stores’ needs.

Trade accounts receivable were $1.4 million at June 30, 2010, up $190,000 from $1.2 million at year-end 2009.  The average days to collect accounts receivable for the first half of 2010 were 42.4 days, down from 43.4 days for the first half of 2009.  We continue to maintain a tight credit policy given the current economic environment and are closely monitoring our customers with open accounts to ensure collectability of the accounts.

Accounts payable increased $517,000 to $1.7 million at the end of the June 2010, as a result of an increase in purchases and an intentional slowdown of payments to vendors, taking full advantage of the payment terms.  Accrued expenses and other liabilities increased $383,000, the majority of which represented an increase in inventory in transit to us at June 30, 2010 compared to December 31, 2009, and the accrual of property taxes, most of which is paid in the fourth quarter each year.

During the first half of 2010, cash flow provided by operating activities was $368,000.  Net income accounted for the majority of the cash provided, offset by the increase in inventory and other current assets.  Cash flow provided by investing activities totaled $2.3 million, consisting of $2.5 million in net certificate of deposit sales or maturities, offset by $239,000 in fixed asset purchases.  Cash flow provided by financing activities totaled $57,000, consisting of proceeds from employee stock option exercises, offset by payments on our building debt.

We expect to fund our operating and liquidity needs as well as future expansion of the domestic retail and international stores from a combination of current cash balances and internally generated funds.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As the following table indicates, we made no purchases of our common stock during the quarter ended June 30, 2010 ,as the prevailing market prices were above our maximum purchase price:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	-	-	-	962,000
May 1 – May 31	-	-	-	962,000
June 1 – June 30	-	-	-	962,000
Total	-	-	-	962,000

(1)
Represents shares that we may purchase through a stock repurchase program permitting us to repurchase up to one million shares of our common stock at prevailing market prices not to exceed $3.70 per share.  We announced the program on December 9, 2009, such program replacing our previous stock repurchase program which permitted us, on the date of its termination, to repurchase up to 974,773 shares of our common stock at prevailing prices not to exceed $2.85 per share.  Purchases under the program commenced on December 9, 2009 and will terminate on December 10, 2010.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 18, 2010.  At the meeting, stockholders elected seven directors to serve for the ensuing year.  Out of the 10,141,522 eligible votes, 7,503,586 were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Securities Act of 1934, or by security voting in person.  The tabulation of votes of the matters submitted to a vote of security holders is set forth below:

To elect members of the Board of Directors:
	For	Against	Abstaining	Broker Non-Votes
Shannon L. Greene	7,496,139	6,057	1,390	-
T. Field Lange	7,432,853	69,043	1,690	-
Joseph R. Mannes	7,493,565	8,331	1,690	-
L. Edward Martin III	7,436,027	65,878	1,681	-
Michael A. Nery	6,093,680	1,381,556	28,350	-
Jon Thompson	7,494,446	8,245	895	-
Wray Thompson	7,266,029	235,817	1,740	-

Item 6. Exhibits

Exhibit Number	Description
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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 16, 2010	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: August 16, 2010	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)