Form 10-Q
period 2010-09-30
TANDY LEATHER FACTORY INC
filed 2010-11-15
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 1-12368

TANDY LEATHER FACTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 Southeast Loop 820, Fort Worth, Texas  76140
(Address of Principal Executive Offices) (Zip Code)

(817) 872-3200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 10, 2010
Common Stock, par value $0.0024 per share	10,256,442

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
CURRENT ASSETS:
Cash	$1,852,942	$7,891,962
Short-term investments, including certificates of deposit	1,646,593	5,017,000
Accounts receivable-trade, net of allowance for doubtful accounts
of $148,000 and $136,000 in 2010 and 2009, respectively	1,443,317	1,202,811
Inventory	20,823,503	16,865,826
Deferred income taxes	302,370	271,481
Other current assets	2,548,044	791,884
Total current assets	28,616,769	32,040,964

PROPERTY AND EQUIPMENT, at cost	14,568,769	15,111,497
Less accumulated depreciation and amortization	(4,611,158)	(5,431,776)
	9,957,611	9,679,721

GOODWILL	986,206	983,823
OTHER INTANGIBLES, net of accumulated amortization of
$464,000 and $418,000 in 2010 and 2009, respectively	262,991	307,802
OTHER assets	320,443	314,921
	$40,144,020	$43,327,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,567,209	$1,185,032
Accrued expenses and other liabilities	4,827,027	3,988,144
Income taxes payable	20,521	399,536
Current maturities of long-term debt	202,500	202,500
Total current liabilities	7,617,257	5,775,212

DEFERRED INCOME TAXES	654,918	682,364

LONG-TERM DEBT, net of current maturities	3,358,125	3,510,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,150,065 and 11,021,951 shares issued at 2010 and 2009;
10,256,442 and 10,130,628 shares outstanding at 2010 and 2009,	26,760	26,453
Paid-in capital	5,684,485	5,491,736
Retained earnings	24,872,206	29,959,910
Treasury stock (893,623 and 891,323 shares at cost at 2010 and 2009)	(2,461,068)	(2,452,649)
Accumulated other comprehensive income	391,337	334,205
Total stockholders' equity	28,513,720	33,359,655
	$40,144,020	$43,327,231

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009
NET SALES	$13,640,193	$12,663,604	$42,579,553	$38,893,197

COST OF SALES	5,457,668	5,104,455	16,705,466	15,917,561

Gross profit	8,182,525	7,559,149	25,874,087	22,975,636

OPERATING EXPENSES	7,106,669	6,695,483	21,817,552	20,006,667

INCOME FROM CONTINUING OPERATIONS	1,075,856	863,666	4,056,535	2,968,969

OTHER INCOME (EXPENSE):
Interest expense	(67,565)	(68,896)	(198,784)	(229,383)
Other, net	77,887	(43,818)	161,095	175,872
Total other income (expense)	10,322	(112,714)	(37,689)	(53,511)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,086,178	750,952	4,018,846	2,915,458

PROVISION FOR INCOME TAXES	493,532	199,809	1,417,513	955,159
NET INCOME FROM CONTINUING OPERATIONS	592,646	551,143	2,601,333	1,960,299

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	1,259	1,822	1,795	51,834

NET INCOME	$593,905	$552,965	$2,603,128	$2,012,133

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$0.06	$0.05	$0.26	$0.19
Diluted	$0.06	$0.05	$0.25	$0.19

NET INCOME FROM DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.05	$0.26	$0.19
Diluted	$0.06	$0.05	$0.25	$0.19

Weighted Average Number of Shares Outstanding:
Basic	10,256,442	10,387,462	10,195,868	10,575,904
Diluted	10,257,743	10,457,318	10,236,919	10,636,090

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,603,128	$2,012,133
Income from discontinued operations	1,795	51,834
	2,601,333	1,960,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	713,366	852,386
Loss on disposal or abandonment of assets	11,584	21,520
Non-cash stock-based compensation	22,790	2,540
Deferred income taxes	(59,006)	68,326
Other	53,382	284,258
Net changes in assets and liabilities:
Accounts receivable-trade, net	(246,414)	(512,476)
Inventory	(3,957,677)	(971,190)
Income taxes	(346,935)	(442,750)
Other current assets	(1,756,160)	(265,960)
Accounts payable	1,382,177	465,726
Accrued expenses and other liabilities	838,883	224,115
Total adjustments	(3,344,010)	(273,505)

Net cash provided by (used in) continuing operating activities	(742,677)	1,686,794
Cash provided by (used in) discontinued operating activities	(23,706)	41,115
Net cash provided by (used in) operating activities	(766,383)	1,727,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(963,222)	(731,763)
Purchase of certificates of deposit	(2,572,593)	(7,526,000)
Proceeds from maturities or sales of certificates of deposit	5,943,000	5,128,000
Proceeds from sale of assets	6,560	2,090
Decrease (increase) in other assets	(5,522)	204

Net cash provided by (used in) investing activities	2,408,233	(3,127,469)
Cash provided by discontinued investing activities	-	-
Net cash provided by (used in) investing activities	2,408,233	(3,127,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and notes payable	(151,875)	(151,875)
Payments on capital lease obligations	-	(593,949)
Payment of dividend	(7,690,832)	-
Repurchase of common stock (treasury stock)	(8,419)	(1,492,375)
Proceeds from issuance of common stock	170,266	24,818

Net cash used in financing activities	(7,680,860)	(2,213,381)
Cash provided by discontinued financing activities	-	-
Net cash used in financing activities	(7,680,860)	(2,213,381)

NET CHANGE IN CASH	(6,039,020)	(3,612,941)

CASH, beginning of period	7,891,962	7,810,298
CASH, end of period	$1,852,942	$4,197,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$198,784	$229,879
Income taxes paid during the period, net of (refunds)	1,808,619	1,304,838
The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2010 and 2009

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762

Shares issued - stock options exercised	27,000	65	24,753	-	-	-	24,818
Purchase of treasury stock	(525,227)	-	-	(1,492,375)	-	-	(1,492,375)
Stock-based compensation	-	-	2,540	-	-	-	2,540
Net income	-	-	-	-	2,012,133	-	2,012,133	$2,012,133
Translation adjustment	-	-	-	-	-	314,916	314,916	314,916
BALANCE, September 30, 2009	10,166,328	$26,453	$5,491,736	$(2,320,760)	$28,653,986	$275,379	$32,126,794
Comprehensive income for the nine months ended September 30, 2009								$2,327,049

BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Shares issued - stock options exercised	128,114	307	169,959	-	-	-	170,266
Purchase of treasury stock	(2,300)	-	-	(8,419)	-	-	(8,419)
Stock-based compensation	-	-	22,790	-	-	-	22,790
Net income	-	-	-	-	2,603,128	-	2,603,128	$2,603,128
Cash Dividend	-	-	-	-	(7,690,832)	-	(7,690,832)
Translation adjustment	-	-	-	-	-	57,132	57,132	57,132
BALANCE, September 30, 2010	10,256,442	$26,760	$5,684,485	$(2,461,068)	$24,872,206	$391,337	$28,513,720
Comprehensive income for the nine months ended September 30, 2010								$2,660,260

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Tandy Leather Factory, Inc. and its subsidiaries.  Unless the context indicates otherwise, references to “we”, “us”, and “our” refer to the consolidated operations of Tandy Leather Factory, Inc. and its subsidiaries.  In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2010 and December 31, 2009, and its results of operations and cash flows for the three and/or nine-month periods ended September 30, 2010 and 2009, respectively.  Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The components of inventory consist of the following:
	As of
	September 30, 2010	December 31, 2009
Inventory on hand:
Finished goods held for sale	$18,414,812	$14,861,855
Raw materials and work in process	395,786	609,002
Inventory in transit	2,012,905	1,394,969
	$20,823,503	$16,865,826

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2009, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first nine months of 2010.

A summary of changes in our goodwill for the nine-month periods ended September 30, 2010 and 2009 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2008	$583,249	$383,406	$966,655
Acquisitions and adjustments	-	-	-
Foreign exchange gain (loss)	14,515	-	14,515
Impairments	-	-	-
Balance, September 30, 2009	$597,764	$383,406	$981,170

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2009	$600,417	$383,406	$983,823
Acquisitions and adjustments	-	-	-
Foreign exchange gain (loss)	2,383	-	2,383
Impairments	-	-	-
Balance, September 30, 2010	$602,800	$383,406	$986,206

Other intangibles consist of the following:

	As of September 30, 2010			As of December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$382,833	$161,536	$544,369	$356,067	$188,302
Non-Compete Agreements	182,182	80,727	101,455	181,636	62,136	119,500
	$726,551	$463,560	$262,991	$726,005	$418,203	$307,802

We recorded amortization expense of $45,255 during the first nine months of 2010, compared to $34,587 in the same period of 2009.  All of our intangible assets are subject to amortization in accordance with U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2010	$45,440	$30,337	$75,777
2011	13,263	30,337	43,600
2012	6,177	30,337	36,514
2013	-	30,337	30,337
2014	-	30,337	30,337

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

Subsequent Events.  Management has evaluated subsequent events after the balance sheet date through November 15, 2010 for appropriate accounting and disclosure.  See Note 8 for additional information regarding subsequent events.

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

2. SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows.  We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at September 30, 2010 and December 31, 2009 consisted of certificates of deposit.  The contractual maturities of the certificates of deposit as of September 30, 2010 are shown below.

Due within one year	$1,310,593
Due between one and five years	336,000
Due between five and ten years	-
Due between ten and fifteen years	-
Due between fifteen and twenty years	-
$1,646,593

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

Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  We classify our certificates of deposit as level 2 assets and have maintained consistency in valuation techniques during the period ended September 30, 2010.

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

On July 15, 2010, we entered into a Credit Agreement and Line of Credit Note with Comerica Bank, pursuant to which the bank agreed to provide us with a revolving credit facility of up to $2,500,000.  The revolver bears interest at LIBOR plus 2.0% and matures on June 29, 2011.  At September 30, 2010, no borrowings had occurred and no amounts were outstanding under the above agreement.

The terms of the Credit Agreement contain various covenants which, among other things, limit further indebtedness to $1 million and from entering into any new business or making material changes in any of our business objectives, purposes or operations.  We also have an affirmative duty to disclose any covenant violation to the lender.

At September 30, 2010 and December 31, 2009, the amount outstanding under the above agreement consisted of the following:
	September 30, 2010	December 31, 2009
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,560,625	$3,712,500

Credit Agreement with Comerica Bank – unsecured; payable as follows:
Master Revolving Note dated June 30, 2010 in the maximum principal amount of $2,500,000 – interest due monthly as LIBOR plus 2%; matures June 29, 2011	-	-
	3,560,625	3,712,500
Less - Current maturities	(202,500)	(202,500)
	$3,358,125	$3,510,000

4. STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  9,000 and 3,000 options were awarded to directors in the second and third quarters of 2010, respectively.  These options vest and become exercisable six months from the option grant date.  Given the short vesting period, we recognize compensation expense fully at the time of grant.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.

We recognized share based compensation expense of $4,402 and $0 for each of the quarters ended September 30, 2010 and 2009, respectively, and $22,790 and $2,540 for each of the nine month periods ended September 30, 2010 and 2009, respectively, as a component of operating expenses.

During the nine months ended September 30, 2010 and 2009, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	$2.16	224,700
Granted	-	-
Cancelled	-	-
Exercised	0.92	27,000
Outstanding, September 30, 2009	$2.33	197,700	2.55	$246,088
Exercisable, September 30, 2009	$2.33	197,700	2.55	$246,088

Outstanding, January 1, 2010	$2.33	197,700
Granted	5.078	12,000
Cancelled	-	-
Exercised	1.647	136,700
Outstanding, September 30, 2010	$4.34	73,000	4.21	$154,275
Exercisable, September 30, 2010	$4.19	61,000	3.13	$131,485

Other information pertaining to option activity during the nine month periods ended September 30, 2010 and 2009 is as follows:

	September 30, 2010	September 30, 2009
Weighted average grant-date fair value of stock options granted	$1.90	N/A
Total fair value of stock options vested	$22,790	$2,540
Total intrinsic value of stock options exercised	$114,603	$1,035

As of September 30, 2010 and 2009, there was no unrecognized compensation cost related to nonvested stock options.

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$593,905	$552,965	$2,603,128	$2,012,133
Numerator for basic and diluted earnings per share	593,905	552,965	2,603,128	2,012,133
Denominator:
Weighted-average shares outstanding-basic	10,256,442	10,387,462	10,195,868	10,575,904

Effect of dilutive securities:
Stock options	1,301	69,856	41,051	60,186
Dilutive potential common shares	1,301	69,856	41,051	60,186
Denominator for diluted earnings per share- weighted-average shares	10,257,743	10,457,318	10,236,919	10,636,090

Basic earnings per share	$0.06	$0.05	$0.26	$0.19
Diluted earnings per share	$0.06	$0.05	$0.25	$0.19

The net effect of converting stock options to purchase 10,000 and 128,700 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended September 30, 2010 and 2009, respectively.

6.  CASH DIVIDEND

In May 2010, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to shareholders of record at the close of business on June 3, 2010. We released the funds used to pay for the special one-time cash dividend on July 1, 2010 and the dividend, totaling $7.7 million, was paid to shareholders on July 5, 2010. Our Board will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  We did not make any dividend payments during 2009.

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

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Discontinued Operations	Total
For the quarter ended September 30, 2010
Net sales	$6,012,932	$7,212,443	$414,818		$13,640,193
Gross profit	3,699,403	4,238,791	244,331		8,182,525
Operating earnings	510,256	518,718	46,882		1,075,856
Interest (expense)	(67,565)	-	-		(67,565)
Other income (expense), net	60,634	(356)	17,609		77,887
Income before income taxes	503,325	518,362	64,491		1,086,178

Depreciation and amortization	204,097	33,294	4,565		241,956
Fixed asset additions	205,409	22,985	-		228,394
Total assets	$33,282,964	$6,328,371	$532,685	-	$40,144,020

For the quarter ended September 30, 2009
Net sales	$5,877,153	$6,444,179	$342,272		$12,663,604
Gross profit	3,377,776	3,951,290	230,083		7,559,149
Operating earnings	338,567	472,653	52,446		863,666
Interest expense	(68,896)	-	-		(68,896)
Other income (expense), net	(4,694)	(2,822)	(36,302)		(43,818)
Income before income taxes	264,977	469,831	16,144		750,952

Depreciation and amortization	253,247	34,677	3,627		291,551
Fixed asset additions	228,397	60,577	387		289,361
Total assets	$34,344,104	$5,740,148	$1,381,151	$120,085	$41,585,488

For the nine months ended September 30, 2010
Net sales	$18,849,015	$22,535,418	$1,195,120		$42,579,553
Gross profit	11,491,749	13,649,194	733,144		25,874,087
Operating earnings	1,667,718	2,210,932	177,885		4,056,535
Interest (expense)	(198,784)	-	-		(198,784)
Other income (expense), net	157,590	(880)	4,385		161,095
Income before income taxes	1,626,524	2,210,052	182,270		4,018,846

Depreciation and amortization	603,712	98,329	11,325		713,366
Fixed asset additions	902,858	60,364	-		963,222
Total assets	$33,282,964	$6,328,371	$532,685	-	$40,144,020

For the nine months ended September 30, 2009
Net sales	$18,276,275	$19,673,926	$942,996		$38,893,197
Gross profit	10,448,620	11,928,023	598,993		22,975,636
Operating earnings	1,193,341	1,669,128	106,500		2,968,969
Interest expense	(229,383)	-	-		(229,383)
Other income (expense), net	81,940	(1,932)	95,864		175,872
Income before income taxes	1,045,898	1,667,196	202,364		2,915,458

Depreciation and amortization	750,645	91,549	10,192		852,386
Fixed asset additions	614,322	117,054	387		731,763
Total assets	$34,344,104	$5,740,148	$1,381,151	$120,085	$41,585,488

Net sales for geographic areas for the three and nine months ended September 30, 2010 and 2009 were as follows:

Three months ended September 30,	2010	2009
United States	$11,681,130	$10,888,476
Canada	1,300,564	1,097,646
All other countries	658,499	677,482
	$13,640,193	$12,663,604

Nine months ended September 30,	2010	2009
United States	$36,865,020	$33,804,043
Canada	4,022,287	3,228,780
All other countries	1,692,246	1,860,374
	$42,579,553	$38,893,197

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or nine-month periods ended September 30, 2010 or 2009.  We do not have any significant long-lived assets outside of the United States.

8.  SUBSEQUENT EVENT – STORE CLOSING

On October 15, 2010, we announced the closing of Mid-Continent Leather Sales, a wholesale store located in Coweta, Oklahoma, due to its unsatisfactory sales and earnings performance.  In the fourth quarter, we anticipate incurring the following one-time expenses associated with the store closing, which will be included in operating expenses:

Lease termination costs	$30,000
Non-compete agreement	20,000
$50,000

 In previous announcements regarding the store-closing expenses to be incurred in the fourth quarter, we included the write-off of some goodwill as a result of the store closing.  However, after further analysis, we do not expect our goodwill to be impaired as a result of this store closing and therefore, will not incur that charge.

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

Our Wholesale Leathercraft segment operates 29 company-owned wholesale stores in 19 states and three Canadian provinces.  These stores are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users.  Our Wholesale Leathercraft segment also includes our National Account sales group, whose only customers are national craft chains.

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 35 states and six Canadian provinces.  Tandy Leather, the oldest and best-known supplier of leather and related supplies used in the leathercraft industry, has been the primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of November 1, 2010, we were operating 76 Tandy Leather retail stores located throughout the United States and Canada.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

The following tables present selected financial data of each of our three segments for the quarters ended September 30, 2010 and 2009.

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,012,932	$510,256	$5,877,153	$338,567
Retail Leathercraft	7,212,443	518,718	6,444,179	472,653
International Leathercraft	414,818	46,882	342,272	52,446
Total Operations	$13,640,193	$1,075,856	$12,663,604	$863,666

Consolidated net sales for the quarter ended September 30, 2010 increased 977,000 or 8%, compared to the same period in 2009.  All three segments contributed to the sales increase.  Operating income on a consolidated basis for the quarter ended September 30, 2010 was up 25% or $212,000 over the third quarter of 2009.

The following table shows in comparative form our consolidated net income for the third quarters of 2010 and 2009:
	2010	2009	% Change
Net income	$593,905	$552,965	7.4%

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 wholesale stores and our National Account sales group.  The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2010 and 2009:
	Quarter ended
Customer Group	September 30, 2010	September 30, 2009
RETAIL (end users, consumers, individuals)	25%	22%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	43%	45%
MANUFACTURERS	9%	9%
NATIONAL ACCOUNTS	17%	17%
	100%	100%

Net sales were up 2% for the third quarter of 2010 as follows:

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	$ change	% change
Same store sales (30)	$5,193,313	$5,056,473	$136,840	2.7%
National account group	819,619	820,680	(1,061)	(0.0)%
	$6,012,932	$5,877,153	$135,779	2.3%

Our same store sales increased 3% in the third quarter of 2010, as compared with the same period in 2009.  Compared to the third quarter of 2009, sales to our Retail customers increased significantly while sales to our other customer groups all reported slight decreases.  These sales trends are consistent throughout our company – that is, our retail business appears to be strengthening while our wholesale business continues to show signs of weakness.  We believe the overall U.S. economy is the primary reason for these sales trends.  It is our belief that our wholesale customers, which are primarily small businesses, have not recovered from what continues to be a difficult economic environment for them.  Until they gain some confidence that worst is behind them economically, we expect our wholesale business to continue to be lag behind retail. Sales to our national account customers were relatively consistent with that of the same quarter last year.

Operating income for Wholesale Leathercraft during the quarter ended September 30, 2010 increased by $196,000 from the comparative 2009 quarter, an improvement of 63%, due to higher gross profit margins and sales growing faster than expenses.  Operating expenses as a percentage of sales were 53%, up $125,000 from the third quarter of 2009.  Compared to last year’s third quarter, employee compensation and benefits increased $146,000, legal & professional fees increased $32,000, and travel expenses increased $44,000. These increases were partially offset with decreases in supplies ($48,000), advertising and marketing costs ($44,000), and miscellaneous administrative expenses ($20,000).

Retail Leathercraft

Our Retail Leathercraft operation consists of 76 Tandy Leather retail stores at September 30, 2010, compared to 75 stores at September 30, 2009.  Net sales were up 12% for the third quarter of 2010 over the same quarter last year.  A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	75	$7,163,786	$6,444,179	$719,607	11.2%
New store sales	1	48,657	-	48,657	N/A
Total sales	75	$7,212,443	$6,444,179	$768,264	11.9%

The following table presents sales mix by customer categories for the quarters ended September 30, 2010 and 2009 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	September 30, 2010	September 30, 2009
RETAIL (end users, consumers, individuals)	63%	62%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	32%	30%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	1%
	100%	100%

Sales to our Retail and Wholesale customer groups in the third quarter of 2010 increased compared to the third quarter of 2009, while sales to our Institution and Manufacturer customer group declined.    These sales trends are consistent throughout the company – that is, our retail business appears to be holding fairly steady while our wholesale business has declined.  We believe the struggling U.S. economy is the primary reason for these sales trends.  That is, the retail customer is slowly gaining confidence in their ability to spend discretionary dollars.  The wholesale customer, however, appears to be questioning his ability to keep his doors open until the economy has recovered.  As a result, he is extremely cautious in his purchases.  The retail stores averaged approximately $31,000 in sales per store per month for the third quarter of 2010.

Operating income in the third quarter of 2010 increased $46,000 from the comparative 2009 quarter, an increase of 10%.  Our gross margin declined from 61.3% to 58.8% due to an aggressive marketing campaign during the quarter which featured several low margin items for sale.  Operating expenses as a percentage of sales decreased from 53.9% to 51.6% as sales grew at a faster rate than expenses during the quarter.  Compared to last year’s third quarter, employee compensation and benefits increased $112,000, credit card fees increased $14,000, supplies increased $15,000, store lease expenses increased $32,000, and customer freight costs increased $30,000.

International Leathercraft

Sales totaled $415,000 for the third quarter of 2010, compared to $342,000 in the third quarter of 2009, an increase of 21%.  Gross profit margin fell from 67.2% in last year’s third quarter to 58.9% in the current quarter.  The decline is due primarily to the fluctuation in inventory value between the U.S. dollar and the British pound.  Operating expenses totaled $197,000, an increase of $20,000 over the third quarter of 2009.  The largest expense contributors were employee compensation, advertising, shipping to customers, and rent.

Other Income (Expense)

We paid $67,000 in interest expense in the third quarter of 2010 on our bank debt, which is related to our building purchase, compared to $69,000 in interest expense in the third quarter last year.  We earned $10,000 in interest income during the third quarter of 2010, a $32,000 decrease over last year’s third quarter interest income earned of $42,000, due to the reduction in our cash.  We recorded $6,000 in income during the third quarter of 2010 related to currency fluctuations from our Canadian and UK operations.  Comparatively, in the third quarter of 2009, we recorded an expense of $115,000 for currency fluctuations.

Nine Months Ended September 30, 2010 and 2009

The following table presents selected financial data of each of our three segments for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$18,849,015	$1,667,718	$18,276,275	$1,193,341
Retail Leathercraft	22,535,418	2,210,932	19,673,926	1,669,128
International Leathercraft	1,195,120	177,885	942,996	106,500
Total Operations	$42,579,553	$4,056,535	$38,893,197	$2,968,969

Consolidated net sales for the nine months ended September 30, 2010 were up 9% compared to the first nine months of 2009.  All three segments contributed to the sales increase.  Operating income on a consolidated basis for the nine months ended September 30, 2010 increased 36% or $1.1 million compared to the first nine months of 2009.

The following table shows in comparative form our consolidated net income for the first three quarters of 2010 and 2009:

	2010	2009	% change
Net income	$2,603,128	$2,012,133	29.4%

Wholesale Leathercraft

Net sales increased 3.1%, or $573,000, for the first three quarters of 2010 as follows:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Incr (Decr)	% Incr (Decr)
Same store sales (30)	$16,544,718	$15,798,472	746,246	4.7%
National account group	2,304,297	2,477,803	(173,506)	(7.0%)
	$18,849,015	$18,276,275	572,740	3.1%

The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
Customer Group	September 30, 2010	September 30, 2009
RETAIL (end users, consumers, individuals)	28%	27%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	42%	42%
MANUFACTURERS	8%	8%
NATIONAL ACCOUNTS	15%	16%
	100%	100%

Operating income for Wholesale Leathercraft for the first three quarters of 2010 increased by $474,000 from the comparative 2009 period, an improvement of 40%, due to the improvement in gross profit margin, offset by the increase in operating expenses.  Compared to the first nine months of 2009, operating expenses increased $569,000 for the first three quarters of 2010, or 6%, increasing from 50.7% of sales for the first nine months of 2009 to 52.1% of sales for the first nine months of 2010.

Retail Leathercraft

Net sales were up 15% for the first three quarters of 2010 over the same period last year.

	# Stores	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Incr (Decr)	% Incr (Decr)
Same (existing) store sales	74	$22,234,331	$19,618,466	$2,615,865	13.3%
New store sales	2	301,087	55,460	245,627	N/A
Total sales	76	$22,535,418	$19,673,926	$2,861,492	14.5%

The following table presents sales mix by customer categories for the nine months ended September 30, 2010 and 2009 for our Retail Leathercraft operation:
	Nine Months Ended
Customer Group	September 30, 2010	September 30, 2009
RETAIL (end users, consumers, individuals)	63%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	30%	29%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	-
	100%	100%

The retail stores averaged approximately $33,000 in sales per month for the first three quarters of 2010.

Operating income for the first nine months of 2010 increased $542,000 from the comparative 2009 period, improving as a percentage of sales, from 8.5% in the first nine months of 2009 to 9.8% in the first nine months of 2010.  Gross margin held steady at 60.6%.  Operating expenses as a percentage of sales declined from 52.1% during the first three quarters of 2009 to 50.8% during the first three quarters of 2010.

International Leathercraft

Sales totaled $1.2 million for the first nine months of 2010, an increase of 27% from sales of $943,000 from the same period of 2009.  These sales are generated from our one store located in the UK, which opened in February 2008.  Gross profit margin was 61.3% for the first three quarters of 2010, a decline from the 2009 comparable period’s gross profit margin of 63.5%.  2010 year-to-date operating expenses totaled $555,000 compared to 2009 year-to-date operating expenses of $492,000, an increase of $63,000.  Advertising, credit ard fees, and shipping costs to customers accounted for the majority of the increase over the prior year.  Operating income in 2010 totaled $178,000 compared to 2009 year-to-date operating income of $106,000, an increase of 67%, due to sales growing faster than expenses.

Other Income (Expenses)

We paid $199,000 in interest expense in the first nine months of 2010 on our debt related to our building purchase compared to $230,000 in interest expense in the first nine months of 2009.  We earned $67,000 in interest income in the nine months ended September 30, 2010, down from last year’s interest income of $103,000.  We recorded $68,000 in expense during the nine months ended September 30, 2010 for currency fluctuations from our Canadian and UK operations.  Comparatively, in the first three quarters of 2009, we recorded an expense of $8,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets decreased from $43.3 million at year-end 2009 to $40.1 million at September 30, 2010.  The decrease in cash and short-term investments (which consists of certificates of deposit), offset by an increase in inventory and other current assets, accounted for the increase.  The decrease in cash and short-term investments was primarily the result of the special, one-time dividend of $7.7 million that was paid in July 2010.  The increase in other current assets consisted of $1.3 million in merchandise paid in advance of shipping by the vendor and $250,000 for a three-year license renewal of our point-of-sale software.  Total stockholders’ equity decreased from $33.3 million at December 31, 2009 to $28.5 million at September 30, 2010.  The decrease was also attributable to the dividend, partially offset by our 2010 earnings.  Our current ratio dropped to 3.8 at September 30, 2010 from 5.6 at December 31, 2009 due to the reduction in cash held as a result of the $7.7 million dividend paid.

Our investment in inventory increased by $4 million at September 30, 2010 from year-end 2009.  We closely manage our inventory levels to follow our sales trends. An increase in inventory is expected at this time of year as we stock for the fourth quarter and Christmas shopping season.  In addition, we made several non-routine purchases of product in the third quarter which we will feature in our sales promotions during the first quarter of 2011. As a result, we expect our purchases in the next several months to decline.  Inventory turnover slowed slightly for the first nine months of 2010 compared to the same period of 2009, as the year-to-date 2010 rate was 3.01 and the year-to-date 2009 rate of 3.18.  Inventory turnover was 3.34 times for all of 2009.  We compute our inventory turns as sales divided by average inventory.  At the end of the third quarter of 2010, our total inventory on hand is approximately 20% higher than our internal targets for optimal inventory levels as a result of numerous new items added to our active product line effective October 1st.  We anticipate strong customer acceptance of these new items over the coming months.  We will monitor our inventory purchases for the remainder of the year relative to our sales to ensure appropriate use of our working capital.

Trade accounts receivable was $1.4 million at September 30, 2010, up $240,000 from $1.2 million at year-end 2009.  The average days to collect accounts for the first three quarters of 2010 were 46 days, up slightly from 44 days for the first three quarters of 2009.  We have tightened our credit policy given the current economic environment and are closely monitoring our customers with open accounts to ensure collectability of the accounts.

Accounts payable increased $1.4 million to $2.6 million at the end of the September 2010, due to the increase of inventory purchases in the third quarter.  Accrued expenses and other liabilities increased $839,000, the majority of which is the increase in inventory in transit to us at September 30, 2010 compared to December 31, 2009.

During the first three quarters of 2010, cash flow used in operating activities was $766,000.  The increase in inventory and other current assets, offset partially by net income and the increase in accounts payable accounted for the majority of the cash used.  Cash flow provided by investing activities totaled $2.4 million, consisting of $3.3 million in net certificate of deposit maturities, partially offset by $963,000 in fixed asset purchases.  Cash flow used by financing activities totaled $7.7 million, which is the dividend paid.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As the following table indicates, we made no purchases of our common stock during the quarter ended September 30, 2010, as the prevailing market prices were above our maximum purchase price:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	-	-	-	962,000
August 1 – August 31	-	-	-	962,000
September 1 – September 30	-	-	-	962,000
Total	-	-	-	962,000

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

Item 6. Exhibits.

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

*31.1	13a-14(a) or 15d-14(a) Certification by Jon Thompson, Chief Executive Officer and President.
*31.2	13a-14(a) or 15d-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 15, 2010	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: November 15, 2010	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)