Form 10-K
period 2010-12-31
TANDY LEATHER FACTORY INC
filed 2011-03-30
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

         (Mark One)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

        [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period ________ to ________

Commission File Number 1-12368
Tandy Leather Factory, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2543540
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1900 Southeast Loop 820, Fort Worth, TX 76140	817/872-3200
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0024	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ] (The registrant is not yet required to submit Interactive Data)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $29,923,086 at June 30, 2010 (the last business day of its most recently completed second fiscal quarter).  At March 25, 2011, there were 10,156,442 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2011, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and some of our do-it-yourself kits.  During 2010, our consolidated sales totaled $59.9 million of which approximately 14% were export sales.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

Our company was founded in 1980 as Midas Leathercraft Tool Company, a Texas corporation.  Midas' original business activity focused on the distribution of leathercraft tools.  In addition, the founders of Midas entered into a consulting agreement with Brown Group, Inc., a major footwear retailer, as a result of their proposal to develop a multi-location chain of wholesale stores known as "The Leather Factory."  In 1985, Midas purchased the assets related to The Leather Factory stores from Brown Group, Inc., which then consisted of six wholesale stores.

In 1993, we changed our name to The Leather Factory, Inc., and reincorporated in the state of Delaware in 1994.  In 2005, we changed our name to Tandy Leather Factory, Inc.

Our Development in Recent Years

We have expanded our wholesale chain by opening new stores and by making numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996.  By 2000, we had grown to 27 Leather Factory stores located in the United States and two Leather Factory stores in Canada.   In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company.  In 2002, we began opening retail stores under the "Tandy Leather" name and also opened our thirtieth wholesale store – our third in Canada.  From 2002 to 2009, we purchased eleven independent leathercraft retail stores, including Heritan Ltd and its parent, our primary Canadian competitor, and opened another 64 retail stores.  In 2007, we purchased Mid-Continent Leather Sales, Inc., a competitor located in Oklahoma, a wholesale store.  In 2008, we opened one combination wholesale and retail store in Northampton, United Kingdom.  In 2010, we opened one retail store in Canada.

At December 31, 2010, we operated 29 wholesale stores operating under the Leather Factory name (26 in the U.S. and three in Canada).  We also operated 76 retail stores operating under the Tandy Leather name (69 in the U.S. and seven in Canada) as well as one combination wholesale and retail store operating under the Tandy Leather Factory name in the United Kingdom.  We closed Mid-Continent Leather Sales, a wholesale store, in October 2010.

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores.  The following tables provide summary store count information for our Leather Factory wholesale stores and Tandy Leather retail stores in each of our fiscal years from 1999 to 2010.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2010

	Leather Factory wholesale stores				Tandy Leather retail stores
Year Ended	Opened	Conversions(1)	Closed	Total	Opened (2)	Closed	Total
Balance Fwd				22			N/A
1999	4	0	0	26			N/A
2000	2	0	0	28	1*	0	1
2001	2	0	0	30	0	0	1
2002	1	(1)	0	30	14	1*	14
2003	0	0	0	30	12	0	26
2004	0	0	0	30	16	0	42
2005	0	0	0	30	8	0	50
2006	0	(1)	0	29	12	0	62
2007	1^	0	0	30	10	0	72
2008	0	0	0	30	1	0	73
2009	0	0	0	30	2	0	75
2010	0	0	1^	29	1	0	76

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2)  Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 which was closed in 2002.
(^)  Wholesale store operating as Mid-Continent Leather Sales

No single customer’s purchases represented more than 5% of our total sales in 2010, although two customers’ purchases totaled 10% of Wholesale Leathercraft’s sales in 2010.  Retail Leathercraft and International Leathercraft segments did not have any customers whose purchases represented a significant portion of their sales.  Sales to our five largest customers represent 5.5%, 6.3% and 6.2% of consolidated sales in 2010, 2009 and 2008, respectively.  While management does not believe the loss of one of these customers would have a significant negative impact on our consolidated operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Our Operating Divisions

We service our customers primarily through the operation of three divisions.  We identify those divisions based on management responsibility, customer focus, and store location.  The Wholesale Leathercraft division consists of 29 wholesale stores of which 26 are located in the United States and three are located in Canada.  As of March 1, 2011, the Retail Leathercraft division consists of 76 Tandy Leather retail stores of which 69 are located in the United States and seven are located in Canada.  Both of these divisions sell leather and leathercraft-related products.  The International Leathercraft division consists of all stores, wholesale or retail, located outside of North America.  Currently, we have one such store located in the United Kingdom.

Information regarding net sales, gross profit, operating income and total assets, attributable to each of our segments, is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8. Financial Statements and Supplementary Data in Note 15, Segment Information, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and internationally through Leather Factory stores.   This segment had net sales of $25.9 million, $25.1 million and $26.4 million for 2010, 2009 and 2008, respectively.  The wholesale stores operate under the name, “The Leather Factory”.

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

Business Strategy  Our business concept focuses on the wholesale distribution of leather and related accessories to retailers, manufacturers and end users.  Our strategy is that a customer can purchase the leather, related accessories and supplies necessary to complete his project from a single source.  The size and layout of the stores are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner.  Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles and grades offered.  The location of the stores is selected based on the location of customers, so that delivery time to customers is minimized.  A two-day maximum delivery time for phone, internet and mail orders is our goal.

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

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographical areas where we do not have a store.  An unrelated person operating an existing business who desires to become an ASC must submit an application and upon approval, place a minimum initial order.  There are also minimum annual purchase amounts to which the ASC must adhere in order to maintain ASC status.  In exchange, the benefits to the ASC are free advertising in various sale flyers produced and distributed by us, preferred pricing on many products, advance notice of new products, and priority shipping and handling on all orders.  Our wholesale stores service 113 ASC's:  64 located in the U.S., 41 located in Canada, and 8 located outside North America.

We have two customers whose purchases total 10% of our Wholesale Leathercraft segment’s sales.  While management believes that the loss of these customers would be noticeable and could temporarily affect this segment’s operating results, the impact would not be so significant as to bring into question the segment’s ability to generate operating profit.

Merchandise  Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, lace, hand tools, kits and craft supplies.  We operate a light manufacturing facility in Fort Worth, Texas whose processes generally involve cutting leather into various shapes and patterns using metal dies.  The factory produces approximately 20% of our products and also assembles and repackages products as needed.  Products manufactured in our factory are distributed through our stores under the TejasTM brand name.  We also distribute product under the Tandy LeatherTM and Dr. Jackson'sTM brands.  We develop new products through the ideas and referrals of customers and store personnel as well as the analysis of fads and trends of interest in the market.

We offer an unconditional satisfaction guarantee to our customers.  Simply stated, we will accept product returns for any reason.  We believe this liberal policy promotes customer loyalty.  We offer credit terms to our non-retail customers, upon receipt of a credit application and approval by our credit manager.  Generally, our open accounts are net 30 days.

During 2010, 2009, and 2008, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2010 Sales Mix	2009 Sales Mix	2008 Sales Mix
Belts strips and straps	3%	2%	2%
Books, patterns, videos	2%	2%	1%
Buckles	4%	4%	4%
Conchos^	4%	4%	5%
Craft supplies	5%	6%	6%
Custom tools and hardware	0%	0%	0%
Dyes, finishes, glues	6%	6%	6%
Hand tools	14%	13%	12%
Hardware	7%	7%	7%
Kits	8%	8%	8%
Lace	7%	9%	9%
Leather	36%	35%	36%
Stamping tools	4%	4%	4%
	100%	100%	100%
^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable.  Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors.  For additional information regarding our cash, inventory and accounts receivable at the end of 2010 and 2009, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers  We purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States and in approximately 15 foreign countries. In 2010, our 10 largest vendors accounted for approximately 70% of our inventory purchases.

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

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level.  We generally maintain higher inventories of imported items to ensure a continuous supply.  The number of products offered changes every year due to the introduction of new items and the discontinuance of others.  We carry approximately 2,900 items in the current lines of leather and leather-related merchandise.  All items are offered in all stores.

Expansion   Our wholesale store expansion across the United States has been fairly consistent since we purchased the original six stores in 1985.  We opened our thirtieth store in August 2002.  We converted one wholesale (Leather Factory) store to a retail (Tandy Leather) store in 2006, reducing the number of wholesale stores to 29.  We acquired Mid-Continent Leather Sales in 2007, a wholesale store located in Oklahoma, increasing the number of wholesale stores to 30, but closed it in 2010, reducing the number of wholesale stores back to 29.  While we do not believe there is a significant and immediate opportunity for expansion of the Leather Factory store system in terms of opening additional locations, we do believe expansion could be achieved by acquiring companies in related areas/markets which offer collaborative advantages based on the local markets and/or the product lines of the businesses.

Retail Leathercraft

Our Retail Leathercraft division consists of a growing chain of retail stores operating under the name, “Tandy Leather.”  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and one of the best-known supplier of leather and related supplies used in the leathercraft industry.  We offer a product line of quality tools, leather, accessories, kits and teaching materials.   This segment had net sales of $32.3 million, $28.1 million and $25.2 million for 2010, 2009 and 2008, respectively.

General   As of March 1, 2011, the Tandy Leather retail chain has 76 stores located in 36 states and six Canadian provinces with plans to reach 100 to 120 stores as opportunities arise over the next several years.  The stores range in size from 1,200 square feet to 3,800 square feet, with the average size of a store being approximately 2,000 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.

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

Customers  Individual retail customers are our largest customer group, representing approximately 65% of Tandy Leather's 2010 sales.  Youth groups, summer camps, schools and a limited number of wholesale customers complete our customer base.  Like the wholesale stores, the retail stores typically fill orders as they are received, and there is no order backlog.  The retail stores maintain reasonable amounts of inventory to fill these orders.  Tandy Leather’s retail store operations historically generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (30-32% of annual sales), while the other three quarters remain fairly even at 23-25% of annual sales each quarter.

No single customer’s purchases represented more than 1% of Retail Leathercraft’s sales in 2010.

Merchandise Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes and stamping tools.  During 2010, 2009 and 2008, Retail Leathercraft division sales by product category were as follows:

Product Category	2010 Sales Mix	2009 Sales Mix	2008 Sales Mix
Belts strips and straps	5%	5%	4%
Books, patterns, videos	2%	3%	3%
Buckles	4%	4%	4%
Conchos	4%	4%	4%
Craft supplies	4%	4%	4%
Dyes, finishes, glues	8%	8%	8%
Hand tools	15%	16%	15%
Hardware	6%	6%	6%
Kits	10%	10%	11%
Lace	3%	4%	4%
Leather	34%	31%	31%
Stamping tools	5%	5%	6%
	100%	100%	100%

As indicated above, the products sold in our retail stores are also sold in our wholesale stores.  Therefore, the discussion above regarding products, their sources and the working capital requirements for the Wholesale Leathercraft division also apply to the Retail Leathercraft division.  Sales at the retail stores are generally made through cash transactions or through national credit cards.  The retail stores also sell on open account to selected wholesale customers including schools and other institutions and small retailers.  Our terms are generally net 30 days.  Like the wholesale stores, the retail stores have an unconditional return policy.

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

Expansion   We intend to expand the Tandy Leather retail store chain to between 100 and 120 stores throughout North America as it makes financial sense to do so. 14 stores were opened in 2002; 12 stores were opened in 2003; 16 were opened in 2004 (including four in Canada); eight were opened in 2005, 12 were opened in 2006, ten were opened in 2007; one was opened in 2008, two were opened in 2009, and one was opened in 2010.  Of the 76 stores opened as of December 2010, 11 were independent leathercraft stores that we acquired.  Separately, these acquisitions are not material.  The other 65 stores have been new stores opened by us.

International Leathercraft

Our International Leathercraft division consists of company-owned stores located outside of North America.  Currently, we have one wholesale and retail combination store located in Northampton, United Kingdom, which we opened in February 2008.  It operates under the Tandy Leather Factory trade name.  This segment had net sales of $1.7 million, $1.3 million and $836,000 in 2010, 2009 and 2008, respectively.

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

Distribution   The UK store receives the majority of its inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor.  Inventory is shipped from our warehouse to the store several times per month to meet customer demand without sacrificing inventory turns.  Customer orders are typically filled as received, and we do not have backlogs.

Expansion   We intend to expand further internationally.  We intend to grow our customer base throughout Europe as well as other parts of the world so that we can support additional stores.

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

Employees As of December 31, 2010, we employed 466 people, 364 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

Intellectual Property   We own approximately 80 registered trademarks, including federal trade name registrations for "The Leather Factory" and "Tandy Leather Company."  We also own approximately 40 registered foreign trademarks worldwide.  We own approximately 500 registered copyrights in the United States covering more than 600 individual works relating to various products.  We also own several United States patents for specific belt buckles and leather-working equipment.  These rights are valuable assets, and we defend them as necessary.

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

Our corporate website is located at http://www.tandyleatherfactory.com.  We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments thereto filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.  Our SEC filings can be found on the Investor Relations page of our website through the "SEC Filings" link.  In addition, certain other corporate governance documents are available on our website through the "Corporate Governance" link.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 20, 2011:

Name and Age	Position	Served as Executive Officer Since
Jon W. Thompson, 49	Chief Executive Office since July 2009; President and Chief Operating Officer since June 2008; Senior Vice President from June 1993 to June 2008	2008

Shannon L. Greene, 45	Chief Financial Officer since May 2000; Treasurer and Chief Accounting Officer since 2001	2000

Mark J. Angus, 50	Senior Vice President and Assistant Secretary since June 2008; Operational Vice President of Merchandising since June 1993	2008

William M. Warren, 67	Secretary and Corporate Counsel	1993

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

ITEM 1A.   RISK FACTORS
Risks to Our Industry

Our business may be negatively impacted by general economic conditions and the current global financial crisis.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  The United States and global economies have suffered from a prolonged recession for the past several years and a result consumer spending has remained depressed, and may be subject to further deterioration for the foreseeable future.   Specialty retail, and retail in general, is heavily influenced by general economic cycles.  Purchases of non-essential products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales.  As a result, our operating results may be adversely and materially affected by continued downward trends or uncertainly in the United States or global economies.

Increases in the price of leather and other items we sell or a reduction in availability of those products could increase our cost of goods and decrease our profitability.

The prices we pay our suppliers for our products are dependent in part on the market price for leather, metals, and other products.  The cost of these items may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates, political considerations, and other unpredictable factors.  Leather prices world-wide have increase significantly in the past year and the outlook for future prices is uncertain.  Increases in these costs, together with other factors, will make it difficult for us to sustain the gross margin level we have achieved in recent years and result in a decrease in our profitability unless we are able to pass higher prices on to our customers or reduce costs in other areas.

Further, continued involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect our inventory sources.  Finally, livestock diseases such as mad cow could reduce the availability of hides and leathers or increase their cost.

Our business could be harmed if we are unable to maintain our brand image.

Tandy Leather is one of the most recognized brand names in our industry.  Our success to date has been due in large part to the strength of that brand.  If we are unable to provide quality products and exceptional customer service to our customers, including education, which Tandy has traditionally been known for, our brand name may be impaired.  Many specialty retailers have experienced periods of growth in sales and earnings followed by periods of declining sales and losses.  Our business may be similarly affected in the future.

Risks Related to Our Business

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced solid sales and earnings growth recently.  We anticipate that our future growth rate will depend on a number of factors, including the strength and protection of our brand name, the market success of our current and future products, the success of our growth strategies, and our ability to manage our future growth.  Our future success will depend substantially on the ability of our management team to manage our growth effectively, optimizing our operational, administrative, financial and legal procedures in order to maximize profitability.  If we fail to manage our growth effectively, our future operating results could be adversely affected.

Our profitability may decline as a result of increasing pressure on margins.

Our industry is subject to significant pricing pressure caused by many factors, including fluctuations in the cost of the leathers and metal products that we purchase and changes in consumer spending patterns and acceptance of our products.  These factors may prohibit us from passing cost increases on to customers which could cause our gross margin to decline.  If our product costs increase and our sale prices do not, our future operating results could be adversely affected unless we are able to offset such gross margin declines with comparable reductions in operating costs.

We may be unsuccessful in implementing our planned international expansion, which could impair the value of our brand, harm our business and negatively affect our results of operation.

We plan to grow our net sales and net earnings from our International segment by opening store in various international markets.  As we expand outside of North America, we may incur significant costs relating to starting up, maintaining and expanding foreign operations.  Costs may include, but are not limited to obtaining locations for stores, hiring personnel, and travel expenses.  We may be unable to open and operate new stores successfully and our growth may be limited, unless we are able to identify desirable sites for store locations, negotiate acceptable lease terms, hired, train and retain competent store personnel; manage inventory effectively to meet the needs and demands of customers on a timely basis, manage foreign currency risk effectively, and achieve acceptable operating margins from the new stores.  We cannot be sure that we can successfully open new stores or that our new stores will be profitable.

As we continue to increase our international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control, such as political instability or acts of terrorism, which disrupt trade with the countries in which our suppliers or customers are located; local business practices that do not conform to legal or ethical guidelines; restrictions or regulations relating to imports or exports; additional or increased customs duties, tariffs, taxes and other charges on imports; significant fluctuations in the value of the dollar against foreign currencies; social, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in these markets; and restrictions on the transfer of funds between the United States and foreign jurisdictions.

Our success depends on the continued protection of our trademarks and other proprietary intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business.  We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis.  Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming, and we may be unable to adequately protect our intellectual property or determine the extent of any unauthorized use.  Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation or counterfeiting of our products by others, which may not only erode sales of our products but may also cause significant damage to our brand name.  Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others.  Even if we are successful in these actions, the costs we incur could have a material adverse affect on us.

Foreign currency fluctuations could adversely impact our financial condition and results of operations.

We generally purchase our products in U.S. dollars.  However, we source a large portion of our products from countries other than the United States.  The cost of these products may be affected by changes in the value of the applicable currencies.  Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international business will sell products.  Furthermore, the majority of our international sales are generally derived from sales in foreign countries.  This revenue, when translated into U.S. dollars for consolidated reporting purposes, could be materially affected by fluctuations in the U.S. dollar, negatively impacting our results of operations and our ability to generate revenue growth.

Other uncertainties, which are difficult to predict and many of which are beyond our control, may occur as well.

ITEM 2.   PROPERTIES

We lease all of our store locations premises, with the majority of our stores having initial lease terms of approximately five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  The properties leased by us are described in Item 1 in the description of each of our three operating segments.  We also lease a 284 square-foot showroom in the Denver Merchandise Mart for $6,000 per year.  This lease will expire in October 2011.  We own our corporate headquarters, which includes our central warehouse and manufacturing facility, sales, advertising, administrative, and executive offices.  The facility consists of 191,000 square feet located on approximately 30 acres.

The following table summarizes the locations of our leased premises as of December 31, 2010:

U.S. locations:	Wholesale Leathercraft	Retail Leathercraft	International
Alabama	-	1	-
Alaska	-	1	-
Arizona	2	3	-
Arkansas	-	1	-
California	3	7	-
Colorado	1	3	-
Connecticut	-	1	-
Florida	1	3	-
Georgia	-	1	-
Idaho	-	1	-
Illinois	1	1	-
Indiana	-	2	-
Iowa	1	-	-
Kansas	1	-	-
Kentucky	-	1	-
Louisiana	1	-	-
Maryland	-	1	-
Massachusetts	-	1	-
Michigan	1	1	-
Minnesota	-	2	-
Missouri	1	2	-
Montana	1	-	-
Nebraska	-	1	-
Nevada	-	2	-
New Mexico	1	2	-
New York	-	1	-
North Carolina	-	2	-
North Dakota	-	1	-
Ohio	1	2	-
Oklahoma	-	2	-
Oregon	1	-	-
Pennsylvania	1	2	-
South Carolina	-	1	-
South Dakota	-	1	-
Tennessee	1	3	-
Texas	5	9	-
Utah	1	2	-
Virginia	-	1	-
Washington	1	2	-
Wisconsin	-	1	-
Wyoming	-	1	-

Canadian locations:
Alberta	1	1	-
British Columbia	-	1	-
Manitoba	1	-	-
Nova Scotia	-	1	-
Ontario	1	2	-
Quebec	-	1	-
Saskatchewan	-	1	-

International locations:
United Kingdom	-	-	1

ITEM 3.   LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business but are not currently a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2010.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market using the symbol “TLF”.  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2010	High	Low	2009	High	Low
4th quarter	$4.77	$4.25	4th quarter	$4.08	$3.00
3rd quarter	$4.70	$3.72	3rd quarter	$3.30	$2.35
2nd quarter	$5.97	$3.70	2nd quarter	$2.85	$1.90
1st quarter	$4.20	$3.50	1st quarter	$2.42	$1.55

There were approximately 460 stockholders of record on March 23, 2011.

In May 2010, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to our shareholders of record at the close of business on June 3, 2010. The dividend, totaling $7.7 million, was paid to our shareholders on July 5, 2010. We did not make any dividend payments prior to 2010.  However, our Board of Directors will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2010 that were not registered under the Securities Act.

The following table provides information about purchases we have made of our common stock during the quarter ended December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	-	-	-	962,000(2)
November 1 through November 30	-	-	-	962,000(2)
December 1 through December 31	100,000(1)	$4.33	100,000	-
Total	100,000	$4.33	100,000	-

(1)
Represents shares purchased in December 2010 pursuant to an agreement we entered into with our Chairman of the Board, Wray Thompson and his wife, on December 9, 2010. We announced the purchase of these shares on December 13, 2010.  The shares repurchased in this transaction did not affect the number of shares to be purchased under the stock repurchase program discussed in footnote (2) below.

(2)
Represents shares that we may purchase through a stock repurchase program permitting us to repurchase up to one million shares of our common stock at prevailing market prices not to exceed $3.70 per share.  We announced the program on December 9, 2009, such program replacing our previous stock repurchase program which permitted us, on the date of its termination, to repurchase up to 974,773 shares of our common stock at prevailing prices not to exceed $2.85 per share.  Purchases under the program commenced on December 9, 2009 and terminated on December 10, 2010.

Stockholder Return Performance Graph

The line graph below compares the yearly percentage change in our cumulative five-year total stockholder return on our common stock with the Standard & Poor’s SmallCap 600 Index and the S&P Specialty Stores Index.  The graph assumes that $100 was invested on December 31, 2005 in our common stock, the Standard & Poor’s SmallCap 600 Index, and the S&P Specialty Stores Index, and that all dividends were reinvested.  The returns shown on the graph are not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
Tandy Leather Factory, Inc.

Company Name / Index	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10
TANDY LEATHER FACTORY	100	117.81	47.74	31.39	57.08	80.73
S&P SMALLCAP 600 INDEX	100	115.12	114.78	79.11	99.34	125.47
S&P SPECIALTY STORES	100	121.56	89.23	56.58	85.70	89.42

Data Source: Research Data Group, Inc., San Francisco, CA

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below are derived from and should be read in conjunction with our Consolidated Financial Statements and related notes.  This information should also be read in conjunction with "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Data in prior years has not been restated to reflect acquisitions, if any, which occurred in subsequent years.

Income Statement Data, Years ended December 31,	2010	2009	2008	2007	2006
Net sales	$59,892,870	$54,482,739	$52,491,538	$54,219,728	$53,458,649
Gross profit	36,250,857	32,609,374	31,050,359	31,180,332	31,023,427
Operating income	6,635,611	5,095,101	4,025,342	4,321,031	6,894,312
Net income from continuing operations	4,158,491	3,261,143	2,511,847	2,895,522	4,628,748
Income from discontinued operations, net of tax	1,766	56,914	92,336	192,609	148,318
Net income	$4,160,257	$3,318,057	$2,604,183	$3,088,131	$4,777,066

Net income per share from continuing operations
Basic	$0.41	$0.31	$0.23	$0.26	$0.43
Diluted	$0.41	$0.31	$0.23	$0.26	$0.42

Net income per share including discontinued operations
Basic	$0.41	$0.32	$0.24	$0.28	$0.44
Diluted	$0.41	$0.31	$0.24	$0.28	$0.43

Weighted average common shares outstanding for:
Basic EPS	10,208,944	10,471,103	10,931,306	10,951,481	10,807,316
Diluted EPS	10,251,863	10,535,736	11,015,657	11,157,775	11,113,855

Cash dividend declared per common share	$0.75	-	-	-	-

Balance Sheet Data, as of December 31,	2010	2009	2008	2007	2006
Cash and certificates of deposit	$5,915,339	$12,908,962	$10,821,298	$6,810,396	$6,739,981
Total assets	40,595,574	43,327,231	40,975,913	37,651,506	31,916,635
Capital lease obligation, including current portion	-	-	593,949	-	111,723
Long-term debt, including current portion	3,510,000	3,712,500	3,915,000	4,050,000	-
Total Stockholders’ Equity	$29,761,594	$33,359,655	$31,264,762	$29,815,504	$26,323,243

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We intend for the following discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year and the primary factors that accounted for those changes, as well as how particular accounting principles affect our financial statements.  This discussion also provides information about the financial results of the various segments of our business so you may better understand how those segments and their results affect our financial condition and results of operations as a whole.  Finally, we have identified and discussed trends known to management that we believe are likely to have a material effect on our results of operations and financial condition.

This discussion should be read in conjunction with our financial statements as of December 31, 2010 and 2009 and the two years then ended and the notes accompanying those financial statements.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

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

We operate in three segments.  First, Wholesale Leathercraft, consisting of our Leather Factory stores and our national account group, is our oldest segment with sales of $25.9 million in 2010.  Historically, in normal economic conditions, this division has generally offered steady but very modest increases in sales.  Sales in 2010 increased 3.2% compared to 2009.  Compared to 2009, the wholesale stores’ sales increased 4.9% and national account sales were down 8.4%.  Sales at the stores are showing signs of recovery despite an overall weakness in consumer spending as a result of the weak U.S. economy.  Sales to national accounts tend to be less consistent.

Since acquiring its assets in 2000, Tandy Leather has been re-established as the operator of retail leathercraft stores.  (Prior to our acquisition in 2000, all of the Tandy Leather retail stores had been closed.)  These retail stores comprise our second segment, Retail Leathercraft. This segment has experienced the greatest increases in sales ($32.3 million in 2010, up from $28.1 million in 2009) and is our largest source of revenues.  Our business plan calls for opening an average of 10-12 stores annually as we work toward a goal of 100+ stores from 76 stores at the end of 2010.  We have slowed down our new store openings in recent years due to the general economic conditions in the U.S. and because of the lack of personnel qualified for store manager positions but hope to resume a more active store opening schedule in the next several years.

Our third segment is International Leathercraft, which consists of stores located outside of North America.  Currently, we have one retail/wholesale combination store located in the United Kingdom, which was opened in February 2008.  It is our intention to add more stores to this segment once we have a large enough customer base to support additional stores.

On a consolidated basis, a key indicator of costs, gross margin as a percent of total net sales, increased in 2009 and in 2010.  Operating expenses increased at a slower pace than that of sales, increasing 8% between 2009 and 2010 and 2% between 2008 and 2009.

We reported consolidated net income for 2010 of $4.2 million.  Consolidated net income for 2009 and 2008 was $3.3 million and $2.6 million, respectively.  We use our cash flow to fund our operations, to fund the opening of new Tandy Leather stores, to purchase necessary property and equipment and to make acquisitions of small competitors in the retail and wholesale market.  In 2007, we incurred $4.0 million in bank debt to purchase a 191,000 square foot building to house our corporate headquarters and central support units.  We moved into that facility in the first quarter of 2008.  In 2010, we paid a one-time dividend to our stockholders, totaling $7.7 million.  At the end of 2010, our stockholders’ equity had decreased to $29.8 million from $33.3 million the previous year.

Comparing the December 31, 2010 balance sheet with the prior year’s balance sheet, we increased our investment in inventory from $16.9 million to $20.2 million, while total cash (including certificates of deposit and other short-term investments) decreased from $12.9 million to $5.9 million as a result of the special one-time cash dividend.

Net Sales

Net sales for the three years ended December 31, 2010 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company	Incr (Decr) from Prior Year
2010	$25,908,177	$32,291,442	$1,693,251	$59,892,870	9.9%
2009	$25,095,392	$28,079,863	$1,307,484	$54,482,739	3.8%
2008	$26,423,858	$25,231,145	$836,535	$52,491,538	(3.2)%

Our net sales increased by 9.9% in 2010 when compared with 2009 and increased by 3.8% in 2009 when compared with 2008.  In 2010, all three segments reported sales increases compared to 2009.  In 2009, our Retail and International Leathercraft segments reported sales increases while our Wholesale Leathercraft segment reported sales declines.  The reduction in sales in our wholesale stores is the result of the overall economic slowdown in the U.S.  That economic slowdown has impacted our retail stores as well, although not as significantly, due to the faster economic recovery on the part of retail consumers compared to small businesses and wholesalers.

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

For 2010, our cost of sales decreased as a percentage of total net sales when compared to 2009, resulting in an increase in consolidated gross profit margin from 59.9% to 60.5%.  Our 2009 cost of sales as a percentage of our total net sales increased as a percentage of total net sales when compared to 2008, resulting in an increase in consolidated gross profit margin from 59.2% to 59.9%.  Increases in gross margin are primarily due to sales mix.  Retail sales are at a higher gross margin than that of wholesale sales.  Therefore, as retail sales increase at a faster pace than that of wholesale sales, gross margin increases accordingly.

Our gross margins for the three years ended December 31, 2010 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company
2010	60.7%	60.2%	63.8%	60.5%
2009	58.5%	60.9%	63.6%	59.9%
2008	56.5%	61.6%	68.4%	59.2%

Our operating expenses decreased 1.0% as a percentage of total net sales to 49.5% in 2010 when compared with 50.5% in 2009.  This decrease indicates that our operating expenses grew more slowly than our sales during this period.  2010 operating expenses were $2.1 million higher than those of 2009.  Significant expense fluctuations in 2010 compared to 2009 are as follows:

Expense	2010 amount	Incr (Decr) over 2009
Employee compensation & benefits	$15.9 million	$1.4 million
Travel expense	380,000	180,000
Credit card fees	820,000	130,000
Rent & utilities	3.7 million	300,000
Professional fees and licenses	800,000	100,000
Freight out – shipping product to customers	1.6 million	270,000
Loss on disposal of equipment	50,000	(300,000)

The increase in employee compensation and benefits is due primarily to the increase in store manager compensation. Our store managers are paid a percentage of the operating profit generated by the store they manage as additional compensation so as store profits increase, manager compensation increases.  Also we increased the number of regional managers in 2010 from five to seven which contributed to the increase in expense.  Our operating expenses decreased 1.0% as a percentage of total net sales to 50.5% in 2009 when compared with 51.5% in 2008.  This decrease indicates that our operating expenses grew more slowly than our sales during this period.  2009 operating expenses were $490,000 higher than those of 2008.  Significant expense fluctuations in 2009 compared to 2008 are as follows:

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

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income and interest expense.  In 2010, we had other expense (net) of $160,000 compared to other expense (net) of $134,000 in 2009.  We received $38,000 in gas royalties.  We earned $73,000 in interest income on our cash and paid $265,000 in interest expense on our bank debt.  We had a currency exchange loss of $187,000 in 2010 compared to $98,000 in 2009.

In 2009, we had other expense (net) of $134,000 compared to other income (net) of $67,000 in 2008.  We received $32,000 in gas royalties.  We earned $128,000 in interest income on our cash and paid $297,000 in interest expense on our bank debt.  We had a currency exchange loss of $98,000 in 2009 compared to $114,000 in 2008.

Net Income

During 2010, we earned net income of $4.2 million, a 25% increase over our net income of $3.3 million earned during 2009.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses.

During 2009, we earned net income of $3.3 million, a 27% increase over our net income of $2.6 million earned during 2008.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the reduction in other income.

Wholesale Leathercraft

The increases (or decreases) in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2010 were as follows:

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2010	3.2%	$2,690,061	33.3%	10.4%
2009	(5.3)%	$2,017,915	13.2%	8.0%
2008	(10.6)%	$1,782,526	(35.8)%	6.7%

Wholesale Leathercraft, consisting of our 29 wholesale stores and our national account group, accounted for 43.3% of our consolidated net sales in 2010, which compares to 45.6% in 2009 and 49.6% in 2008.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft, and we expect this trend to continue while retail consumers’ buying patterns continue to strengthen over that of wholesale and small businesses.

Sales in the wholesale stores increased 4.9% in 2010 compared to sales in 2009 while the sales decline in our national account group was 8.4% from 2009 to 2010.  By customer group, we increased sales in the wholesale stores significantly to our retail and modestly to our wholesale customers, but had sales declines in all other groups.  The most significant decreases were in our national account and manufacturer groups.  Small manufacturers have been significantly affected by the weakness in our economy.  Our sales mix by customer group in the Wholesale Leathercraft division was as follows:

Customer Group	2010	2009	2008
Retail	31%	29%	26%
Institution	6%	7%	8%
Wholesale	43%	42%	41%
National Accounts	12%	15%	17%
Manufacturers	8%	7%	8%
	100%	100%	100%

The 2010 increase in operating income as a percentage of divisional sales resulted from a decrease in operating expenses of $200,000.  Significant operating expense decreases occurred in loss on disposal of equipment ($325,000), depreciation ($35,000) and bad debts ($75,000), offset somewhat by increases in employee compensation ($200,000) and travel expenses ($50,000).

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

Retail Leathercraft

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2010 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2010	15.0%	$3,614,856	24.6%	11.2%
2009	11.3%	$2,900,701	32.6%	10.3%
2008	2.3%	$2,188,283	41.7%	8.7%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 53.9% of our total net sales in 2010, up from 51.1% in 2009 and 47.4% in 2008.  Growth in net sales for our Retail Leathercraft division in 2010 resulted primarily from an increase in same store sales.

Our sales mix by customer group in the Retail Leathercraft division was as follows:

Customer Group	2010	2009	2008
Retail	64%	65%	65%
Institution	6%	7%	9%
Wholesale	29%	27%	25%
National Accounts	0%	0%	0%
Manufacturers	1%	1%	1%
	100%	100%	100%

Operating income as a percentage of sales increased to 11.2% for 2010 compared to 10.3% for 2009.  Gross margin decreased slightly to 60.2% in 2010 from 60.9% in 2009.  Operating expenses as a percent of sales in 2010 decreased by 1.6%, from 50.6% for 2009 to 49.0% for 2010 as operating expenses grew at a slower pace than that of sales.

Operating income as a percentage of sales increased to 10.3% for 2009 compared to 8.7% for 2008.  Gross margin decreased to 60.9% in 2009 from 61.6% in 2008.  Operating expenses as a percent of sales in 2008 decreased by 2.3%, from 52.9% for 2008 to 50.6% for 2009 as operating expenses grew at a slower pace than that of sales.

We intend to continue the expansion of Tandy Leather’s retail store chain over the next several years, with plans to open at least one store in 2011 in North America.  We remain committed to a conservative expansion plan for this division that minimizes risks to our profits and maintains financial stability.  In the current economic environment in the U.S., it is possible that we will change our plans for store openings in 2011 if we determine that feasibility of additional successful openings is deemed likely.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  Currently, that represents one retail/wholesale combination store located in the United Kingdom.  International Leathercraft accounted for 2.8%, 2.4% and 1.6% of our total sales in 2010, 2009 and 2008, respectively.  Operating income was $330,000, $176,000 and $54,000 in 2010, 2009 and 2008, respectively.  We expect this segment to become a larger part of our total operations as our international customer base continues to grow.

We intend to expand our International Leathercraft segment by opening two to three new stores in 2011.  Although we expect those store openings to occur in the last half of the year, the number and timing of store openings will be subject to compliance with all local legal requirements, lease negotiations and execution and completion of the finish out of the stores.

Financial Condition

At December 31, 2010, we held $5.9 million of cash and certificates of deposit, $20.2 million of inventory, accounts receivable of $1.3 million, and $10.3 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were $990,000 and $232,000, respectively.  Net total assets were $40.6 million.  Current liabilities were $6.9 million (including $203,000 of current maturities of long-term debt), while long-term debt was $3.3 million.  Total stockholders’ equity at the end of 2010 was $29.8 million.

At December 31, 2009, we held $12.9 million of cash and certificates of deposit, $16.9 million of inventory, accounts receivable of $1.2 million, and $9.7 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were $984,000 and $308,000, respectively.  Net total assets were $43.3 million.  Current liabilities were $5.8 million (including $203,000 of current maturities of long-term debt), while long-term debt was $3.5 million.  Total stockholders’ equity at the end of 2009 was $33.4 million.

Cash decreased significantly due to the one-time, special cash dividend totaling $7.7 million that was paid to our stockholders in July 2010.
Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2010	2009	2008
Solvency Ratios:
Quick Ratio	(Cash+Accts Rec)/Total Current Liabilities	1.04	2.44	2.37
Current Ratio	Total Current Assets/Total Current Liabilities	4.17	5.55	5.72
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.23	0.17	0.16
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.34	0.34	0.32
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.36	0.30	0.31
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.35	0.29	0.33

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	39.83	37.22	54.89
Inventory Turnover	Sales/Average Inventory	3.23	3.35	3.18
Assets to Sales	Total Assets/Sales	0.68	0.79	0.77
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.74	2.09	2.22
Accounts Payable to Sales	Accounts Payable/Sales	0.02	0.02	0.02

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.07	0.06	0.05
Return on Assets	Net Profit After Taxes/Total Assets	0.10	0.08	0.06
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.14	0.10	0.08

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

Reflecting the borrowing and reduction of bank indebtedness as well as dividend payments during the periods, our financing activities for 2010, 2009 and 2008 required net cash of $8.2 million, $2.4 million, and $1.1 million, respectively.  The one-time, special dividend paid in July 2010 of $7.7 million is the reason for the significant increase in financing activities in 2010 compared to 2009.

Our primary source of liquidity and capital resources during 2010 was cash flow provided by operating activities.  Net cash flow from operations for 2010 and 2009 was $2.7 million and $5.3 million, respectively.  The decrease in operating cash flow in 2010 compared to 2009 was due to the increase in inventory in the last half of 2010.  In 2010 and 2009, cash flow from operations was generated from income, partially offset by the increase in inventory.  In 2008, cash flow from operations was generated from net income and the decreases in accounts receivable and inventory.

Consolidated accounts receivable remained virtually unchanged at $1.2 million as of December 31, 2010 and 2009.  Average days to collect accounts increased from 40.0 days in 2009 to 44.0 days in 2010 on a consolidated basis.  We maintain a tight credit policy and are aggressively monitoring our customer accounts to ensure collectability.  We believe the trend in our collections is the result of the overall slowdown in the U.S. economy.  Many of our customers with open accounts are very small businesses, and they tend to feel the effects of an economic slowdown more severely than larger businesses.

Inventory increased from $16.9 million at the end of 2009 to $20.2 million at December 31, 2010.  We expect our inventory to slowly trend upward as we continue our expansion both domestically as well as internationally.  In addition, we made several non-routine purchases of product in the third quarter of 2010 which we are featuring in our sales promotions during the first quarter of 2011. As a result, purchases during the fourth quarter declined.  In 2011, we expect to maintain a fairly steady inventory due to the limited number of retail stores we plan to open.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected expansion.  We ended the year with our total inventory on hand approximately 8% higher than our internal targets for optimal inventory.

Consolidated inventory turned 3.23 times during 2010, a slight decline from the 2009 turns at 3.35 times.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2010	2009	2008
Wholesale Leathercraft	1.96	2.18	2.14
Retail Leathercraft	6.45	6.13	6.05
International Leathercraft	5.65	3.95	4.61

Wholesale Leathercraft stores only	7.40	6.82	7.14

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

Accounts payable, totaling $1.2 million, remained virtually unchanged at the end of 2010 compared to the end of 2009.

As discussed above, the largest use of operating cash in 2010 was in the increase of inventory.  Cash paid for capital expenditures totaled $1.5 million and $792,000 million for the years ended December 31, 2010 and 2009, respectively.  In 2009, the primary capital expenditures were for computer equipment, software and licenses totaling $472,000.  Other capital expenditures were building improvements ($209,000), including parking lot repaving and fence installation, and factory machines and dies ($56,000).  In 2010, the primary capital expenditure was the construction of a building to be used for the expansion of our manufacturing capabilities and the staging of drop-shipments of specially purchased product to our stores ($950,000).  Other capital expenditures were building improvements, including a generator ($110,000), store fixtures ($153,000), computer equipment ($200,000), and factory machines and dies ($62,000).  We intend to open one store in the United States and two to three stores abroad, and therefore will incur some capital expenditures related to these store opening, we do expect our 2011 capital expenditures to be less than that of 2010 as the expenditures related to the building have been completed.

Cash applied toward stock repurchases totaled $441,419 and $1,624,264 in 2010 and 2009, respectively.

We believe that cash flow from operations will be adequate to fund our operations in 2011, while also funding our expansion plans.  At this time, we know of no trends or demands, commitments events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet the contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2010, 2009 and 2008, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2010 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-Term Debt(1)	$3,510,000	$202,500	$405,000	$405,000	$2,497,500
Operating Leases(2)	7,028,310	2,498,662	3,253,428	1,206,877	69,343
Total Contractual Obligations	$10,538,310	$2,701,162	$3,658,428	$1,611,877	$2,566,843
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

Goodwill.  We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carrying value.  As of December 31, 2010, we determined that the present value of the discounted estimated future cash flows of the operating divisions associated with the goodwill is sufficient to support their respective goodwill balances.  If actual financial performance of these divisions differs significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

Forward-Looking Statements

Certain statements contained in this annual report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include, but are not limited to, the risk factors described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.  We do not intend to update forward-looking statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$4,293,746	$7,891,962
Short-term investments, including certificates of deposit	1,621,593	5,017,000
Accounts receivable-trade, net of allowance for doubtful accounts of $147,000 and $136,000 in 2010 and 2009, respectively	1,253,639	1,202,811
Inventory	20,236,028	16,865,826
Deferred income taxes	307,509	271,481
Other current assets	1,056,201	791,884
Total current assets	28,768,716	32,040,964

PROPERTY AND EQUIPMENT, at cost	14,390,662	15,111,497
Less accumulated depreciation and amortization	(4,106,121)	(5,431,776)
	10,284,541	9,679,721

GOODWILL	990,368	983,823
OTHER INTANGIBLES, net of accumulated amortization of $495,000 and $418,000 in 2010 and 2009, respectively	232,416	307,802
OTHER assets	319,533	314,921
	$40,595,574	$43,327,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,247,821	$1,185,032
Accrued expenses and other liabilities	4,893,236	3,988,144
Income taxes payable	554,380	399,536
Current maturities of long-term debt	202,500	202,500
Total current liabilities	6,897,937	5,775,212

DEFERRED INCOME TAXES	628,543	682,364

LONG-TERM DEBT, net of current maturities	3,307,500	3,510,000
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized, 11,150,065 and 11,021,951 shares issued at 2010 and 2009,
10,156,442 and 10,130,628 outstanding at 2010 and 2009, respectively	26,760	26,453
Paid-in capital	5,703,387	5,491,736
Retained earnings	26,429,335	29,959,910
Treasury stock at cost (993,623 shares at 2009; 891,323 shares at 2009)	(2,894,068)	(2,452,649)
Accumulated other comprehensive income	496,180	334,205
Total stockholders' equity	29,761,594	33,359,655
	$40,595,574	$43,327,231

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

NET SALES	$59,892,870	$54,482,739	$52,491,538
COST OF SALES	23,642,013	21,873,365	21,441,179
Gross Profit	36,250,857	32,609,374	31,050,359

OPERATING EXPENSES	29,615,246	27,514,273	27,025,017
INCOME FROM OPERATIONS	6,635,611	5,095,101	4,025,342

OTHER (INCOME) EXPENSE:
Interest expense	265,405	297,864	332,107
Other, net	(105,540)	(164,165)	(265,035)
Total other expense	159,865	133,699	67,072

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,475,746	4,961,402	3,958,270

PROVISION FOR INCOME TAXES	2,317,255	1,700,259	1,446,423

NET INCOME FROM CONTINUING OPERATIONS	4,158,491	3,261,143	2,511,847

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	1,766	56,914	92,334

NET INCOME	$4,160,257	$3,318,057	$2,604,181

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
BASIC	$0.41	$0.31	$0.23
DILUTED	$0.41	$0.31	$0.23

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PER COMMON SHARE:
BASIC	$0.00	$0.01	$0.01
DILUTED	$0.00	$0.01	$0.01

NET INCOME PER COMMON SHARE:
BASIC	$0.41	$0.32	$0.24
DILUTED	$0.41	$0.31	$0.24

Weighted Average Number of Shares Outstanding:
Basic	10,208,944	10,471,103	10,931,306
Diluted	10,251,863	10,535,736	11,015,657

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,160,257	$3,318,057	$2,604,181
Income from discontinued operations	1,766	56,914	92,334
	4,158,491	3,261,143	2,511,847
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	972,409	1,125,009	975,903
Loss on disposal or abandonment of assets	49,154	21,540	13,385
Impairment of equipment	-	343,543	-
Non-cash stock-based compensation	41,692	2,540	30,495
Deferred income taxes	(90,520)	40,776	477,490
Other	150,203	339,305	(373,139)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(56,736)	(99,994)	1,327,899
Inventory	(3,370,202)	(900,466)	1,469,762
Income taxes	186,940	147,310	204,858
Other current assets	(264,317)	(14,334)	325,286
Accounts payable-trade	62,788	36,455	(348,987)
Accrued expenses and other liabilities	905,092	810,564	1,115,586
Total adjustments	(1,413,497)	1,852,248	5,218,538
Net cash provided by continuing operating activities	2,744,994	5,113,391	7,730,385
Cash provided from (used by) discontinued operating activities	(23,751)	161,070	119,681
Net cash provided by operating activities	2,721,243	5,274,461	7,850,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,553,339)	(791,565)	(2,845,548)
Purchases of certificates of deposit	(2,572,593)	(8,671,000)	(3,109,000)
Proceeds from maturities of certificates of deposit	5,968,000	6,665,000	98,000
Proceeds from sale of marketable securities	-	-	500,000
Proceeds from sale of assets	7,570	2,510	42,114
Purchase of intangible assets	-	-	(24,708)
Decrease (increase) in other assets	(4,612)	(1,847)	122,140
Net cash provided by (used in) continuing investing activities	1,845,026	(2,796,902)	(5,217,002)
Cash provided from discontinued investing activities	-	-	-
Net cash provided by (used in) investing activities	1,845,026	(2,796,902)	(5,217,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(202,500)	(202,500)	(135,000)
Payments on capital lease obligations	-	(593,949)	(209,764)
Payment of dividend	(7,690,832)	-	-
Repurchase of common stock (treasury stock)	(441,419)	(1,624,264)	(802,898)
Proceeds from issuance of common stock and warrants	170,266	24,818	14,500
Net cash used in continuing financing activities	(8,164,485)	(2,395,895)	(1,133,162)
Cash provided from discontinued financing activities	-	-	-
Net cash used in financing activities	(8,164,485)	(2,395,895)	(1,133,162)

NET INCREASE (DECREASE) IN CASH	(3,598,216)	81,664	1,499,902

CASH, beginning of period	7,891,962	7,810,298	6,310,396

CASH, end of period	$4,293,746	$7,891,962	$7,810,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$265,405	$297,864	$332,107
Income tax paid during the period, net of (refunds)	2,208,819	1,622,273	878,110

NON-CASH INVESTING ACTIVITIES:
Equipment acquired under capital lease financing arrangements	-	-	$803,713

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2010, 2009 and 2008

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2007	10,977,092	$26,359	$5,419,477	$(25,487)	$24,037,672	$357,484	$29,815,504
Shares issued - stock options exercised	12,000	29	14,471	-	-	-	14,500
Stock-based compensation	-	-	30,495	-	-	-	30,495
Purchase of treasury stock	(324,537)	-	-	(802,898)	-	-	(802,898)
Net income	-	-	-	-	2,604,181	-	2,604,181	$2,604,181
Translation adjustment	-	-	-	-	-	(397,021)	(397,021)	(397,021)
BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762

Comprehensive income for the year ended December 31, 2008								$2,207,160
Shares issued - stock options exercised	27,000	65	24,753	-	-	-	24,818
Stock-based compensation	-	-	2,540	-	-	-	2,540
Purchase of treasury stock	(560,927)	-	-	(1,624,264)	-	-	(1,624,264)
Net income	-	-	-	-	3,318,057	-	3,318,057	$3,318,057
Translation adjustment	-	-	-	-	-	373,742	373,742	373,742
BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Comprehensive income for the year ended December 31, 2009								$3,691,799
Shares issued - stock options exercised	128,114	307	169,959	-	-	-	170,266
Stock-based compensation	-	-	41,692	-	-	-	41,692
Purchase of treasury stock	(102,300)	-	-	(441,419)	-	-	(441,419)
Net income	-	-	-	-	4,160,257	-	4,160,257	$4,160,257
Cash dividend paid	-	-	-	-	(7,690,832)	-	(7,690,832)
Translation adjustment	-	-	-	-	-	161,975	161,975	161,975
BALANCE, December 31, 2010	10,156,442	$26,760	$5,703,387	$(2,894,068)	$26,429,335	$496,180	$29,761,594

Comprehensive income for the year ended December 31, 2010								$4,322,232

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2010, 2009, and 2008

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

Foreign currency translation adjustments arise from activities of our Canadian and United Kingdom operations.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency translations are reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized foreign currency translation losses of $187,000, $98,000 and $114,000 in 2010, 2009, and 2008, respectively.

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

BASIC	2010	2009	2008
Net income	$4,160,257	$3,318,057	$2,604,181

Weighted average common shares outstanding	10,208,944	10,471,103	10,931,306

Earnings per share – basic	$0.41	$0.32	$0.24

DILUTED
Net income	$4,160,257	$3,318,057	$2,604,181

Weighted average common shares outstanding	10,208,944	10,471,103	10,931,306
Effect of assumed exercise of stock options and warrants	42,919	64,633	84,351
Weighted average common shares outstanding, assuming dilution	10,251,863	10,535,736	11,015,657

Earnings per share - diluted	$0.41	$0.31	$0.24

Outstanding options and warrants excluded as anti-dilutive	13,000	61,000	80,500

For additional disclosures regarding the employee stock options and the warrants, see Note 12. The net effect of converting stock options and warrants to purchase 103,600, 197,700, and 232,200 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2010, 2009 and 2008, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be tested for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We periodically analyze goodwill remaining on the balance sheet to determine the appropriateness of its carrying value and have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2010, we determined that the present value of the discounted estimated future cash flows of the operating divisions associated with the goodwill is sufficient to support their respective goodwill balances.  Goodwill impairment is deemed to exist if the carrying value of the goodwill exceeds its implied fair value.  Our reporting units are generally the same as the operating segments identified in Note 15 – Segment Information.

A summary of changes in our goodwill for the years ended December 31, 2010 and 2009 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2008	$583,249	$383,406	$966,655
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	17,168	-	17,168
Impairments	-	-	-
Balance, December 31, 2009	$600,417	$383,406	$983,823
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	6,545	-	6,545
Impairments	-	-	-
Balance, December 31, 2010	606,962	$383,406	990,368

As of December 31, 2010 and 2009, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2010
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$391,531	$152,838
Non-Compete Agreements	183,134	103,556	79,578
	$727,503	495,087	$232,416

	As of December 31, 2009
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$356,067	$188,302
Non-Compete Agreements	181,636	62,136	119,500
	$726,005	418,203	$307,802

Excluding goodwill, we have no intangible assets not subject to amortization under U.S. GAAP.  Amortization of intangible assets of $76,421 in 2010, $51,291 in 2009, and $53,350 in 2008 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows:

	Leather Factory	Tandy Leather	Total
2011	$13,263	$30,337	$43,600
2012	6,177	30,337	36,514
2013	-	30,337	30,337
2014	-	30,337	30,337
2015	-	25,636	25,636

•	Fair value of financial Instruments

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

•	Income Taxes

We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We establish valuation allowances for tax benefits when we believe it is more likely than not that such assets will not be realized.

FASB ASC 740: Accounting for Income Taxes ("FASB ASC 740") clarifies the accounting for uncertainty in income taxes recognized in financial statements. In accordance with FASB ASC 740, we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount we believe is cumulatively greater than 50% likely to be realized.

We record interest and penalties, if any, on any underpayment of income taxes as a component of provision for income taxes and selling, general and administrative expenses, respectively.

•	Stock-based compensation

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 42,600 options were awarded to directors in 2010.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of approximately $42,000, $3,000, and $30,000 for the years ended December 31, 2010, 2009 and 2008, respectively, as a component of operating expenses.

During the years ended December 31, 2010 and 2009, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	$2.11	236,700
Granted	-	-
Cancelled	-	-
Exercised	1.21	(12,000)
Outstanding, December 31, 2008	$2.16	224,700	3.09	$262,001
Exercisable, December 31, 2008	$2.15	220,770	3.07	$259,461

Outstanding, January 1, 2009	$2.16	224,700
Granted	-	-
Cancelled	-	-
Exercised	0.92	(27,000)
Outstanding, December 31, 2009	$2.33	197,700	2.29	$246,088
Exercisable, December 31, 2009	$2.33	197,700	2.29	$246,088

Outstanding, January 1, 2010	$2.33	197,700
Granted	4.59	42,600
Cancelled	-	-
Exercised	1.65	(136,700)
Outstanding, December 31, 2010	$4.35	103,600	5.68	$192,075
Exercisable, December 31, 2010	$4.33	70,000	3.73	$149,873

Other information pertaining to option activity during the twelve month periods ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Weighted average grant-date fair value of stock options granted	$1.42	N/A	N/A
Total fair value of stock options vested	$18,388	$2,540	$30,500
Total intrinsic value of stock options exercised	$114,603	$15,913	$8,779

As of December 31, 2010, the unrecognized compensation cost for stock options not fully vested was $18,900 which will be recognized in 2011.

Cash received from the exercise of stock options and warrants for the years ended December 31, 2010, 2009 and 2008 was $170,266, $24,818, and $14,500, respectively.

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

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $1,603,000, $1,342,000, and $1,500,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $130,000 and $144,000 at December 31, 2010 and 2009, respectively.  Total advertising expense was $3,002,000 in 2010; $2,953,000 in 2009; and $3,036,346 in 2008.

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

3.  SHORT-TERM INVESTMENTS

Our short-term investments at December 31, 2010 and 2009 consist solely of certificates of deposit.  All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value.  We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Certificates of deposit are considered to be Level 2 in the fair value hierarchy.  The contractual maturities of the certificates of deposit as of December 31, 2010 are shown below.  Actual maturities may differ from the contractual maturities because debtors may have the right to call obligations with or without call penalties.

Due within one year	$1,285,593
Due between one and five years	336,000
$1,621,593

4.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Accounts are written off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was $146,929 and $136,023, respectively, at December 31, 2010 and 2009.  The following is a roll forward of the allowance for doubtful accounts:

Year ended:	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
December 31, 2010	$136,023	-	25,348	595	(15,037)	$146,929
December 31, 2009	$43,014	-	112,272	632	(19,895)	$136,023
December 31, 2008	$104,634	-	65,921	(2,768)	(124,773)	$43,014

•	Sales returns and defective merchandise

Product returns are generally recorded directly against sales as those returns occur.  Historically, the amount of returns is immaterial and as a result, no reserve is recorded in the financial statements.

•	Slow-moving and obsolete inventory

The majority of inventory items maintained by us have no restrictive shelf life.  We review all inventory items annually to determine what items should be eliminated from the product line.  Items are selected for several reasons:  (1) the item is slow-moving; (2) the supplier is unable to provide an acceptable quality or quantity; or (3) to keep the product line fresh.  Once an item has been selected to discontinue, we devalue the cost of the item by 25% of its original value each quarter until its value has been reduced to zero.  Reductions in inventory for slow-moving and obsolete inventory are recorded directly against inventory and added to cost of goods sold.

5.  BALANCE SHEET COMPONENTS

	December 31, 2010	December 31, 2009
INVENTORY
On hand:
Finished goods held for sale	$17,847,002	$14,861,855
Raw materials and work in process	518,422	609,002
Inventory in transit	1,870,604	1,394,969
TOTAL	$20,236,028	$16,865,826

PROPERTY AND EQUIPMENT
Building	$6,330,593	$5,324,404
Land	1,451,132	1,451,132
Leasehold improvements	609,715	677,431
Equipment and machinery	3,762,040	5,234,868
Furniture and fixtures	2,191,203	2,377,683
Vehicles	45,979	45,979
	14,390,662	15,111,497
Less: accumulated depreciation	(4,106,121)	(5,431,776)
TOTAL	$10,284,541	$9,679,721

OTHER CURRENT ASSETS
Accounts receivable – employees	$30,631	$36,644
Accounts receivable – other	10,532	9,600
Prepaid expenses	982,916	612,779
Payments for merchandise not received	32,122	132,861
TOTAL	$1,056,201	$791,884

OTHER ASSETS
Security deposits - utilities, locations, etc.	$67,533	$62,921
Leather art collection	252,000	252,000
TOTAL	$319,533	$314,921

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$1,558,404	$1,119,399
Accrued payroll	430,935	360,738
Deferred revenue	597,546	542,812
Sales and payroll taxes payable	375,041	267,465
Inventory in transit	1,599,344	1,394,969
Other	331,966	302,761
TOTAL	$4,893,236	$3,988,144

Depreciation expense was $895,988, $1,073,718, and $922,553 for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2009, we recorded an impairment loss due to the discontinued use and abandonment of specific computer software.  The software was purchased in 2004 for the purpose of upgrading and replacing our current point-of-sale and accounting systems.  We had been using the software in a limited capacity for several years and amortizing the cost of the system accordingly.  However, we made the decision in the fourth quarter of 2009 that we would not continue its use due to inconsistencies and incompatibility with our current systems and discontinued use accordingly.  Due to licensing restrictions, we are unable to sell the software to a third party.  The resulting fair value of $0 for the asset is considered a Level 3 valuation.  The impairment loss totaled $343,543 and is included in operating expenses.  The amortization to date and the impairment loss is reported in our Wholesale Leathercraft segment.

Also, in 2009, we recorded a loss on disposal of equipment due to the abandonment and/or disposal of obsolete equipment.  The disposal consisted of numerous pieces of various computer equipment purchased between 2002 and 2006.  The loss totaled $21,540 and is included in Operating expenses, $5,393 of which is reported in our Retail Leathercraft segment and $16,147 which is reported in our Wholesale Leathercraft segment.

The 2010 loss from abandonment and/or disposal of obsolete equipment totaled $49,154.  The loss is included in Operating expenses, $11,849 of which is reported in our Retail Leathercraft segment and $37,305 which is reported in our Wholesale Leathercraft segment.

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

The terms of the credit facility contain various covenants which among other things require the Company to maintain a debt service coverage ratio of not less than 1.2 to 1.0.  We were in compliance with these covenants as of December 31, 2010.

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

At December 31, 2010 and 2009, the amount outstanding under the above agreements consisted of the following:

	2010	2009
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,510,000	$3,712,500

Credit Agreement with Comerica Bank – unsecured; payable as follows:
Master Revolving Note dated June 30, 2010 in the maximum principal amount of $2,500,000 – interest due monthly as LIBOR plus 2%; matures June 29, 2011	-	-
	3,510,000	3,712,500
Less - Current maturities	(202,500)	(202,500)
	$3,307,500	$3,510,000

Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2011	$202,500
2012	202,500
2013	202,500
2014	202,500
2015	202,500
2016 and thereafter	2,497,500
$3,510,000

7.  CAPITAL LEASE OBLIGATIONS

We leased certain HVAC equipment under a capital lease agreement.  The asset subject to the agreement totaling $803,713 is included in Property and Equipment as of December 31, 2010.  Accumulated depreciation on the asset at that date was $221,021.  Amortization of the capitalized cost is charged to depreciation expense.  This capital lease obligation was paid in full during 2009.

8.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2010, we matched pretax employee contributions up to 3% of eligible earnings that are contributed by employees.  In 2009 and 2008, we matched pretax employee contributions up to 50% on the first 4% of eligible earnings that are contributed by employees.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2010	$7,350	$199,716
2009	$4,900	$124,488
2008	$4,600	$120,025

* Due to the annual limit on eligible earnings imposed by the Internal Revenue Code

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2010, 2009 or 2008.

We currently offer no postretirement or postemployment benefits to our employees.

9.  INCOME TAXES

We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We establish valuation allowances for tax benefits when we believe it is more likely than not that such assets will not be realized.

In accordance with FASB ASC 740: Accounting for Income Taxes ("FASB ASC 740"), we regularly evaluate the likelihood of recognizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances, and information available. For those benefits that we believe it is more likely than not that the benefit will be sustained, we recognize the largest amount we believe is cumulatively greater

The provision for income taxes consists of the following:

		2010	2009	2008
Current provision:
	Federal	$2,121,604	$1,461,655	$766,333
	State	286,171	197,828	202,600
		2,407,775	1,659,483	968,933

Deferred provision (benefit):
	Federal	(80,991)	37,632	428,660
	State	(9,529)	3,144	48,830
		(90,520)	40,776	477,490

		$2,317,255	$1,700,259	$1,446,423

Income before income taxes is earned in the following tax jurisdictions:

	2010	2009	2008
United States	$5,670,352	$4,437,072	$3,716,554
United Kingdom	319,290	324,924	(176,257)
Canada	486,981	284,350	571,775
	$6,476,623	$5,046,346	$4,112,072

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2010	2009
Deferred income tax assets:
Allowance for doubtful accounts	$55,414	$50,650
Capitalized inventory costs	154,712	131,447
Warrants and stock-based compensation	45,116	45,116
Accrued expenses, reserves, and other	97,383	89,384
Total deferred income tax assets	352,625	316,597

Deferred income tax liabilities:
Property and equipment depreciation	534,639	604,287
Goodwill and other intangible assets amortization	139,020	123,193
Total deferred income tax liabilities	673,659	727,480

Net deferred tax asset (liability)	$(321,034)	$(410,883)

The net deferred tax liability is classified on the balance sheets as follows:

	2010	2009
Current deferred tax assets	$307,509	$271,481
Long-term deferred tax liabilities	(628,543)	(682,364)
Net deferred tax asset (liability)	$(321,034)	$(410,883)

The effective tax rate differs from the statutory rate as follows:

	2010	2009	2008
Statutory rate	34%	34%	34%
State and local taxes	4%	4%	9%
Domestic production activities deduction	(1%)	(2%)	(2%)
Other, net	(1%)	(2%)	(4%)
Effective rate	36%	34%	37%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2008.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2007 and December 2008 tax years.

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under five-year lease agreements that expire on dates ranging from May 2011 to May 2016.  Rent expense on all operating leases for the years ended December 31, 2010, 2009, and 2008, was $2,721,281, $2,513,297, and $2,575,642, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2010 were as follows:

Year ending December 31:
2011	$2,498,662
2012	1,991,867
2013	1,261,561
2014	807,343
2015	399,534
2016 and thereafter	69,343
Total minimum lease payments	$7,028,310

Litigation

We are involved in various litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.

11.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercrafts.  While no single customer accounts for more than 5% of our consolidated revenues in 2010, 2009 and 2008, sales to our five largest customers represented 5.5%, 6.3% and 6.2%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited.  At December 31, 2010 and 2009, 32% and 27%, respectively, of our consolidated accounts receivable were due from two nationally recognized retail chains.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations and financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

12.  STOCKHOLDERS' EQUITY

a)	Stock Option Plan

In connection with its 2007 Director Non-qualified Stock Option Plan for non-employee directors, the Company has outstanding options to purchase its common stock.  The plan provides for the granting of non-qualified options at the discretion of the Compensation Committee of the Board of Directors.  Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months.  The Company has reserved 100,000 shares of common stock for issuance under this plan.

We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans had no effect on the options previously granted.

All options expire ten years from the date of grant and are exercisable at any time after vesting.  Of the 100,000 shares available for issuance, there are 57,400 un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2010, 2009, and 2008, is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	197,700	$2.33	224,700	$2.16	236,700	$2.11
Granted	42,600	4.59	-	-	-	-
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(136,700)	1.65	(27,000)	0.92	(12,000)	1.21
Outstanding at December 31	103,600	$4.35	197,700	$2.33	224,700	$2.16
Exercisable at end of year	70,000	$4.33	197,700	$2.33	222,700	$2.15

Weighted-average fair value of options granted during year	$1.42		-		-

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$2.56 to $3.84	2,000	2.720	1.74	2,000	2.720	1.99
$3.85-$4.96	101,600	4.386	5.76	68,000	4.381	3.78
	103,600	$4.350	5.68	70,000	$4.330	3.73

For grants in 2010, the fair value of options at the date of grant was estimated using the Black-Scholes option pricing model (BSM) with the following weighted-average assumptions:

Volatility	37.7 – 52.6%
Expected option life	3 years
Interest rate (risk free)	1.75 – 3.5%
Dividends	None

a)	Warrants

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

A summary of warrant transactions for the years ended December 31, 2010, 2009, and 2008, is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Warrant	Exercise	Warrant	Exercise	Warrant	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	-	-	7,500	$5.000	27,500	$3.620
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	(7,500)	5.000	(20,000)	3.100
Exchanged	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding at December 31	-	-	-	-	7,500	$5.000
Exercisable at end of year	-	-	-	-	7,500	$5.000
Weighted-average fair value of
warrants granted during year	-		-		-

b)	Stock Repurchase Program

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

On February 27, 2009, our Board of Directors authorized a share repurchase program of up to 1 million shares of our common stock at prevailing market prices not to exceed $2.85.  The share repurchase program commenced on April 1, 2009.  On December 4, 2009, our Board amended the repurchase program to increase the maximum purchase price to $3.70.  The plan terminated on December 10, 2010.  We repurchased a total of 2,300 and 60,927 shares in 2010 and 2009, respectively, for a total purchase price of $207,683.

c)	Cash Dividend

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

13.  STORE CLOSING

In October 2010, we closed Mid-Continent Leather Sales, a wholesale store located in Coweta, Oklahoma, due to unsatisfactory sales and earnings performance.  We negotiated an early termination of the lease which effectively eliminated all obligations pertaining to the store at December 31, 2010.  Amortization of a non-compete agreement with the former owner totaling $75,000 was accelerated and fully amortized by year-end.  This store was included in our Wholesale Leathercraft segment.

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

		2010	2009	2008
Sales		($419)	$498,234	$745,556
Earnings before income taxes		$877	$84,942	$153,804

Current provision (benefit):
	Federal	$701	$29,205	$59,825
	State	(2,261)	(475)	35
		(1,560)	28,730	59,860
Deferred provision (benefit):
	Federal	645	(645)	1,194
	State	56	(56)	414
		671	(701)	1,608

		($889)	$28,029	$61,468

The classes of assets and liabilities of discontinued operations in our consolidated balance sheet as of December 31 were as follows:

	2010	2009
Trade receivables, less allowance	-	$5,908
Inventory	-	671
Property and equipment, net	-	-
Deferred income tax asset	-	-
Total assets	-	6,579
Accrued expenses and other liabilities	-	-
Income taxes payable	(301)	31,795
Deferred income tax liability	-	-
Total liabilities	(301)	31,795
Net assets (liabilities)	$301	$(25,216)

15.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America;

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

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Discontinued Operations	Total
For the year ended December 31, 2010
Net Sales	$25,908,177	$32,291,442	$1,693,251		$59,892,870
Gross Profit	15,731,593	19,439,045	1,080,219		36,250,857
Operating earnings	2,690,061	3,614,856	330,694		6,635,611
Interest expense	265,405	-	-		265,405
Other, net	(125,700)	8,756	11,404		(105,540)
Income before income taxes	2,550,356	3,606,100	319,290		6,475,746
Depreciation and amortization	826,515	132,217	13,677		972,409
Fixed asset additions	1,372,040	179,703	1,596		1,553,339
Total assets	$33,595,847	$6,230,213	$769,514		$40,595,574

For the year ended December 31, 2009
Net Sales	$25,095,392	$28,079,863	$1,307,484		$54,482,739
Gross Profit	14,678,410	17,099,499	831,465		32,609,374
Operating earnings	2,017,915	2,900,701	176,485		5,095,101
Interest expense	297,864	-	-		297,864
Other, net	45,342	(4,614)	123,437		(164,165)
Income before income taxes	1,765,393	2,896,087	299,922		4,961,402
Depreciation and amortization	994,759	116,439	13,811		1,125,009
Fixed asset additions	653,792	137,386	387		791,565
Total assets	$37,216,532	$5,607,481	$496,639	$6,579	$43,327,231

For the year ended December 31, 2008
Net Sales	$26,423,858	$25,231,145	$836,535		$52,491,538
Gross Profit	14,935,331	15,543,293	571,735		31,050,359
Operating earnings	1,782,526	2,188,283	54,533		4,025,342
Interest expense	332,107	-	-		332,107
Other, net	(501,697)	5,872	230,790		(265,035)
Income before income taxes	1,952,116	2,182,411	(176,257)		3,958,270
Depreciation and amortization	836,134	126,326	13,443		975,903
Fixed asset additions	3,481,852	74,550	92,859		3,649,261
Total assets	$33,657,764	$6,404,198	$778,721	$135,230	$40,975,913

Net sales by geographic areas were as follows:

	2010	2009	2008
United States	$51,561,070	$47,433,609	$45,794,226
Canada	5,862,857	4,686,330	4,740,722
All other countries	2,468,943	2,362,800	1,956,590
	$59,892,870	$54,482,739	$52,491,538

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales for the years ended December 31, 2010, 2009 and 2008.  We do not have any significant long-lived assets outside of the United States.

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

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter
Net sales	$14,588,538	$14,350,822	$13,640,193	$17,313,317
Gross profit	8,976,575	8,714,966	8,182,526	10,376,770
Net income from continuing operations	947,577	1,061,110	592,646	1,557,158
Net income	948,113	1,061,110	593,905	1,557,129
Net income from continuing operations per common share:
Basic	0.09	0.10	0.06	0.15
Diluted	0.09	0.10	0.06	0.15
Net income per common share:
Basic	0.09	0.10	0.06	0.15
Diluted	0.09	0.10	0.06	0.15
Weighted average number of common shares outstanding:
Basic	10,137,715	10,191,506	10,256,442	10,247,746
Diluted	10,213,677	10,238,217	10,257,743	10,255,156

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
Net sales	$13,183,095	$13,046,498	$12,663,604	$15,589,542
Gross profit	7,740,446	7,676,041	7,559,149	9,633,738
Net income from continuing operations	673,058	736,097	551,142	1,300,846
Net income	697,916	761,251	552,965	1,305,925
Net income from continuing operations per common share:
Basic	0.06	0.07	0.05	0.12
Diluted	0.06	0.07	0.05	0.12
Net income per common share:
Basic	0.07	0.07	0.05	0.12
Diluted	0.07	0.07	0.05	0.12
Weighted average number of common shares outstanding:
Basic	10,670,111	10,673,245	10,387,462	10,160,119
Diluted	10,792,954	10,731,998	10,457,318	10,238,142

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2010, and 2009 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 29, 2011

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

Management’s Annual Report on Internal Control over Financial Reporting

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III*

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES*

The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2011 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2010 and 2009
•	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008

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

                TANDY LEATHER FACTORY, INC.
By:	/s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

By:	/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer, Chief Accounting Officer and Treasurer
Dated:  March 29, 2011

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Tandy Leather Factory, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wray Thompson	Chairman of the Board	March 29, 2011
Wray Thompson

/s/ Jon W. Thompson	Chief Executive Officer, President and Director	March 29, 2011
Jon Thompson

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer,	March 29, 2011
Shannon L. Greene	Treasurer and Director

/s/ Mark J. Angus	Senior Vice President, Assistant Secretary and Director	March 29, 2011
Mark J. Angus

/s/ William M. Warren	Secretary	March 29, 2011
William M. Warren

/s/ T. Field Lange	Director	March 29, 2011
T. Field Lange

/s/ Joseph R. Mannes	Director	March 29, 2011
Joseph R. Mannes

/s/ L. Edward Martin III	Director	March 29, 2011
L. Edward Martin III

/s/ Michael A. Nery	Director	March 29, 2011
Michael A. Nery

/s/ J. Bryan Wilkinson	Director	March 29, 2011
J. Bryan Wilkinson

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
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

*10.2	Agreement of Purchase and Sale, dated June 25, 2007, by and between Standard Motor Products, Inc. and Tandy Leather Factory, L.P.,
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