Form 10-Q
period 2011-03-31
TANDY LEATHER FACTORY INC
filed 2011-05-13
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 1-12368

TANDY LEATHER FACTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1900 Southeast Loop 820, Fort Worth, Texas  76140
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 7, 2011
Common Stock, par value $0.0024 per share	10,156,442

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheets
March 31, 2011 and December 31, 2010	1

Consolidated Statements of Income
Three months ended March 31, 2011 and 2010	2

Consolidated Statements of Cash Flows
Three months ended March 31, 2011 and 2010	3

Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2011 and 2010	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION	11

Item 6. Exhibits	11

SIGNATURES	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
CURRENT ASSETS:
Cash	$3,605,189	$4,293,746
Short-term investments, including certificates of deposit	1,616,593	1,621,593
Accounts receivable-trade, net of allowance for doubtful accounts
of $118,000 and $147,000 in 2011 and 2010, respectively	1,434,117	1,253,639
Inventory	20,209,855	20,236,028
Deferred income taxes	302,121	307,509
Other current assets	1,669,881	1,056,201
Total current assets	28,837,756	28,768,716

PROPERTY AND EQUIPMENT, at cost	14,539,446	14,390,662
Less accumulated depreciation and amortization	(4,333,607)	(4,106,121)
	10,205,839	10,284,541

GOODWILL	994,009	990,368
OTHER INTANGIBLES, net of accumulated amortization of
$507,000 and $495,000 in 2011 and 2010, respectively	221,778	232,416
OTHER assets	318,869	319,533
	$40,578,251	$40,595,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,024,797	$1,247,821
Accrued expenses and other liabilities	2,707,485	4,893,236
Income taxes payable	555,879	554,380
Current maturities of long-term debt	202,500	202,500
Total current liabilities	5,490,661	6,897,937

DEFERRED INCOME TAXES	788,819	628,543

LONG-TERM DEBT, net of current maturities	3,256,875	3,307,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,150,065 shares issued at 2011 and 2010;
10,156,442 shares outstanding at 2011 and 2010	26,760	26,760
Paid-in capital	5,722,287	5,703,387
Retained earnings	27,579,911	26,429,335
Treasury stock at cost (993,623 shares at 2011 and 2010)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	607,006	496,180
Total stockholders' equity	31,041,896	29,761,594
	$40,578,251	$40,595,574

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	2011	2010

NET SALES	$15,879,040	$14,588,538
COST OF SALES	6,354,192	5,611,942
Gross profit	9,524,848	8,976,596

OPERATING EXPENSES	7,612,360	7,440,228
INCOME FROM OPERATIONS	1,912,488	1,536,368

OTHER (INCOME) EXPENSE:
Interest expense	62,003	65,604
Other, net	48,832	(1,467)
Total other (income) expense	110,835	64,137

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,801,653	1,472,231

PROVISION FOR INCOME TAXES	651,077	524,654

NET INCOME FROM CONTINUING OPERATIONS	1,150,576	947,577

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	536

NET INCOME	$1,150,576	$948,113

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
BASIC	$0.11	$0.09
DILUTED	$0.11	$0.09

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PER COMMON SHARE:
BASIC	$0.00	$0.00
DILUTED	$0.00	$0.00

NET INCOME PER COMMON SHARE:
BASIC	$0.11	$0.09
DILUTED	$0.11	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	10,156,442	10,137,715
DILUTED	10,169,701	10,213,677

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,150,576	$948,113
Income from discontinued operations	-	536
	1,150,576	947,577
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	245,004	234,026
(Gain) loss on disposal or abandonment of assets	(2,925)	246
Non-cash stock-based compensation	18,900	-
Deferred income taxes	165,664	5,113
Other	102,119	80,343
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(180,478)	(262,172)
Inventory	26,173	(513,681)
Income taxes	1,499	35,575
Other current assets	(613,680)	(707,195)
Accounts payable-trade	776,976	428,607
Accrued expenses and other liabilities	(2,185,751)	(30,870)
Total adjustments	(1,646,499)	(730,008)
Net cash (used in) provided by continuing operating activities	(495,923)	217,569
Cash provided from discontinued operations	-	6,831
Net cash (used in) provided by operating activities	(495,923)	224,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(169,186)	(99,117)
Purchase of certificates of deposit	-	(2,572,598)
Proceeds from maturities of certificates of deposit	5,000	594,000
Proceeds from sale of assets	21,513	90
Decrease (increase) in other assets	664	(3,297)
Net cash used in investing activities	(142,009)	(2,080,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(50,625)	(50,625)
Repurchase of common stock (treasury stock)	-	(8,419)
Net cash used in financing activities	(50,625)	(59,044)

NET DECREASE IN CASH	(688,557)	(1,915,566)

CASH, beginning of period	4,293,746	7,891,962

CASH, end of period	$3,605,189	$5,976,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$62,003	$65,604
Income tax paid during the period, net of (refunds)	411,721	477,177

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Shares issued - stock options	12,894	31	(31)	-	-	-	-
Purchase of treasury stock	(2,300)	-	-	(8,419)	-	-	(8,419)
Net income	-	-	-	-	948,113	-	948,113	$948,113
Translation adjustment	-	-	-	-	-	84,633	84,633	84,633
BALANCE, March 31, 2010	10,141,222	$26,484	$5,491,705	$(2,461,068)	$30,908,023	$418,838	$34,383,982

Comprehensive income for the three months ended March 31, 2010	$1,032,746

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2010	10,156,442	$26,760	$5,703,387	$(2,894,068)	$26,429,335	$496,180	$29,761,594

Stock-based compensation	-	-	18,900	-	-	-	18,900
Net income	-	-	-	-	1,150,576	-	1,150,576	$1,150,576
Translation adjustment	-	-	-	-	-	110,826	110,826	110,826
BALANCE, March 31, 2011	10,156,442	$26,760	$5,722,287	$(2,894,068)	$27,579,911	$607,006	$31,041,896

Comprehensive income for the three months ended March 31, 2011	$1,261,402

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2011 and December 31, 2010, and its results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The components of inventory consist of the following:

	As of
	March 31, 2011	December 31, 2010
Inventory on hand:
Finished goods held for sale	$18,519,324	$17,847,002
Raw materials and work in process	603,987	518,422
Inventory in transit	1,086,544	1,870,604
	$20,209,855	$20,236,028

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2010, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2011.

A summary of changes in our goodwill for the periods ended March 31, 2011 and 2010 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2009	$600,417	$383,406	$983,823
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	3,989	-	3,989
Impairments	-	-	-
Balance, March 31, 2010	$604,406	$383,406	$987,812
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2010	$606,962	$383,406	$990,368
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	3,641	-	3,641
Impairments	-	-	-
Balance, March 31, 2011	$610,603	$383,406	$994,009

Other intangibles consist of the following:

	As of March 31, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$400,075	$144,294	$544,369	$391,531	$152,838
Non-Compete Agreements	183,968	106,484	77,484	183,134	103,556	79,578
	$728,337	$506,559	$221,778	$727,503	$495,087	$232,416

We recorded amortization expense of $11,079 during the first quarter of 2011 compared to $15,178 during the first quarter of 2010.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2011	$13,263	$30,337	$43,600
2012	6,177	30,337	36,514
2013	-	30,337	30,337
2014	-	30,337	30,337
2015	-	25,635	25,635

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

Recent Accounting Pronouncements.  In January 2010, FASB issued guidance titled “Improving Disclosures About Fair Value Measurements” that amended existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. Except for the separate level 3 disclosures, this guidance was effective for financial statements issued for interim or fiscal years beginning after December 15, 2009.  The separate level 3 disclosure requirement was effective for financial statements issued for interim or fiscal years beginning after December 15, 2010. Our adoption did not have a material impact on our financial condition or results of operations.

In April 2010, FASB issued ASU 2010-13 "Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. The adoption of the standard did not have a material impact on our consolidated results of operations and financial condition.

In December 2010, FASB issued ASU 2010-28 “Intangibles - Goodwill and Other (Topic 350)” (ASU 2010-28). Topic 350 is amended to clarify the requirement to test for impairment of goodwill. Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The adoption of the standard did not have a material impact on our consolidated results of operations and financial condition.

In December 2010, FASB issued ASU 2010-29 “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of the standard did not have a material impact on our consolidated financial statements.

2.  SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows. We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at March 31, 2011 and December 31, 2010 consisted of certificates of deposit.  The contractual maturities of $1,616,593 in certificates of deposit held as of March 31, 2011 are all due within one year.

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

Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  We classify our certificates of deposit as level 2 assets and have maintained consistency in valuation techniques during the period ended March 31, 2011.

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

On July 15, 2010, we entered into a Credit Agreement and Line of Credit Note with Comerica Bank, pursuant to which the bank agreed to provide us with a revolving credit facility of up to $2,500,000.  The revolver bears interest at LIBOR plus 2.0% and matures on June 29, 2011.  At March 31, 2011, no borrowings had occurred and no amounts were outstanding under the above agreement.

The terms of the Credit Agreement with Comerica Bank contain various covenants which, among other things, limit further indebtedness to $1 million and from entering into any new business or making material changes in any of our business objectives, purposes or operations.  We also have an affirmative duty to disclose any covenant violation to Comerica Bank.

At March 31, 2011 and December 31, 2010, the amount outstanding under the above agreements consisted of the following:

	March 31, 2011	December 31, 2010
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,459,375	$3,510,000

Credit Agreement with Comerica Bank – unsecured; payable as follows:
Master Revolving Note dated June 30, 2010 in the maximum principal amount of $2,500,000 – interest due monthly as LIBOR plus 2%; matures June 29, 2011	-	-
	3,459,375	3,510,000
Less - Current maturities	(202,500)	(202,500)
	$3,256,875	$3,307,500

4. STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 42,600 options were awarded to directors in 2010.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of approximately $18,900 and $0 for the quarters ended March 31, 2011 and 2010, respectively, as a component of operating expenses.  During the three months ended March 31, 2011 and 2010, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	$2.33	197,700
Granted	-	-
Cancelled	-	-
Exercised	1.35	20,000
Outstanding, March 31, 2010	$2.44	177,700	2.28	$230,030
Exercisable, March 31, 2010	$2.44	177,700	2.28	$230,030

Outstanding, January 1, 2011	$4.35	103,600
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2011	$4.35	103,600	5.44	$192,075
Exercisable, March 31, 2011	$4.35	103,000	5.44	$192,075

Other information pertaining to option activity during the three-month periods ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	$18,900	N/A
Total intrinsic value of stock options exercised	N/A	$16,058

As of March 31, 2011, all granted stock options have vested and all compensation cost has been recognized.

5.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2011 and 2010:

	2011	2010
Net income	$1,150,576	$948,113
Numerator for basic and diluted earnings per share	$1,150,576	$948,113

Denominator for basic earnings per share – weighted-average shares	10,156,442	10,137,715

Effect of dilutive securities:
Stock options	13,259	75,962
Warrants	-	-
Dilutive potential common shares	13,259	75,962

Denominator for diluted earnings per share – weighted-average shares	10,169,701	10,213,677

Basic earnings per share	$0.11	$0.09
Diluted earnings per share	$0.11	$0.09

The net effect of converting stock options and warrants to purchase 90,600 and 136,700 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended March 31, 2011 and 2010, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Discontinued Operations	Total
For the quarter ended March 31, 2011
Net sales	$6,720,709	$8,649,152	$509,179		$15,879,040
Gross profit	3,941,571	5,268,048	315,229		9,524,848
Operating earnings	808,314	1,004,042	100,132		1,912,488
Interest expense	62,003	-	-		62,003
Other, net	64,606	1,741	(17,515)		48,832
Income before income taxes	681,705	1,002,301	117,647		1,801,653

Depreciation and amortization	208,188	34,325	2,491		245,004
Fixed asset additions	107,414	60,272	1,500		169,186
Total assets	$32,970,795	$6,475,780	$1,131,676	-	$40,578,251

For the quarter ended March 31, 2010
Net sales	$6,587,804	$7,616,296	$384,438		$14,588,538
Gross profit	3,887,902	4,837,294	251,400		8,976,596
Operating earnings	534,196	922,738	79,434		1,536,368
Interest expense	65,604	-	-		65,604
Other, net	(20,143)	(2,086)	20,762		(1,467)
Income before income taxes	488,735	924,824	58,672		1,472,231

Depreciation and amortization	197,787	32,784	3,455		234,026
Fixed asset additions	70,707	28,410	-		99,117
Total assets	$38,622,176	$5,680,489	$614,500	-	$44,917,165

Net sales for geographic areas were as follows for the three months ended March 31, 2011 and 2010:

	2011	2010
United States	$13,518,932	$12,613,850
Canada	1,585,524	1,344,596
All other countries	774,584	630,092
	$15,879,040	$14,588,538

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2011 and 2010.  We do not have any significant long-lived assets outside of the United States.

8.  STORE CLOSING

On October 15, 2010, we announced the closing of Mid-Continent Leather Sales, a wholesale store located in Coweta, Oklahoma, due to its unsatisfactory sales and earnings performance.  All related one-time expenses associated with the store closing have been expensed in 2010 as part of operating expenses.  The store closing did not result in an impairment of goodwill.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation, and our common stock trades on the NASDAQ Global Market under the symbol “TLF.”  We operate our business in three segments:  Wholesale Leathercraft, which operates wholesale stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates retail stores in North America under the trade name, Tandy Leather Company, and International Leathercraft, which operates combination retail/wholesale stores outside of North America under the trade name, Tandy Leather Factory.  See Note 7 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

Our Wholesale Leathercraft segment operates 29 company-owned wholesale stores in 19 states and three Canadian provinces.  These stores are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users.  Our Wholesale Leathercraft segment also includes our National Account sales group, whose customers are only national craft chains.

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 35 states and six Canadian provinces.  Tandy Leather, the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather’s industry presence by opening retail stores.  As of May 1, 2011, we were operating 76 Tandy Leather retail stores located throughout the United States and Canada.

Our International Leathercraft segment operates one company-owned store in Northampton, United Kingdom.  The store, which opened in February 2008, operates as a combination retail and wholesale store.  In 2011, we intend to open a new store in Australia and one to two stores in Spain.  While the opening dates have not been determined yet, we are estimating the Australia store to open in the third quarter and the Spain store(s) to open in the fourth quarter.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2010 for additional information concerning these and other uncertainties that could negatively impact the Company.

➢	Our business may be negatively impacted by general economic conditions and the current global financial crisis.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  The United States and global economies have suffered from a prolonged recession for the past several years and a result consumer spending has remained depressed, and may be subject to further deterioration for the foreseeable future.   Specialty retail, and retail in general, are heavily influenced by general economic cycles.  Purchases of non-essential products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales.  As a result, our operating results may be adversely and materially affected by continued downward trends or uncertainly in the United States or global economies.

➢	Our profitability may decline as a result of increasing pressure on margins.

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

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,720,709	$808,314	$6,587,804	$534,196
Retail Leathercraft	8,649,152	1,004,042	7,616,296	922,738
Int’l Leathercraft	509,179	100,132	384,438	79,434
Total Operations	$15,879,040	$1,912,488	$14,588,538	$1,536,368

Consolidated net sales for the quarter ended March 31, 2011 increased $1.3 million, or 8.8%, compared to the same period in 2010.  All three segments achieved sales gains, ranging from 2% to 32%.  Operating income on a consolidated basis for the quarter ended March 31, 2011 was up 24.5%, or $376,000, from the first quarter of 2010.

The following table shows in comparative form our consolidated net income for the first quarters of 2011 and 2010:
	2011	2010	% change
Net income	$1,150,576	$948,113	21.4%

All segments contributed to our increased consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of only national craft chains.  The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2011 and 2010:

	Quarter ended
Customer Group	03/31/11	03/31/10
RETAIL (end users, consumers, individuals)	31%	30%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	42%	42%
MANUFACTURERS	8%	7%
NATIONAL ACCOUNTS	14%	15%
	100%	100%

Net sales increased 2.0%, or $133,000, for the first quarter of 2011 as follows:

	# Stores	Qtr Ended 03/31/11	# Stores	Qtr Ended 03/31/10	$ Change	% Change
Same store sales	29	$5,933,280	29	$5,694,280	$239,000	4.2%
Closed store	-	-	1	88,896	(88,896)	N/A
National account group		787,429		804,628	(17,199)	(2.1)%
Total sales	29	$6,720,709	30	$6,587,804	$132,905	2.0%

Sales to our retail, wholesale and small manufacturer customers were up in the first quarter of 2011 compared to the first quarter of 2010, while sales to our institution and national account group customers were down slightly.  Operating income for Wholesale Leathercraft during the current quarter increased by $274,000 from the comparative 2010 quarter, an improvement of 51%.

The increase in sales and gross profit dollars contributed to the improvement in operating income.  However, the largest contributor to the operating improvement was the reduction in operating expenses, down $220,000, or 7%, compared to last year’s first quarter.  Decreases in advertising expenses ($143,000), bad debt expense ($97,000), and employee benefits ($137,000), offset somewhat by increases in legal and professional fees ($99,000) and outside services ($26,000), accounted for the overall expense reduction.

Retail Leathercraft

Our Retail Leathercraft operation consists of 76 Tandy Leather retail stores at March 31, 2011 and 2010.  Net sales increased 13.6% for the first quarter of 2011 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 03/31/11	# Stores	Qtr Ended 03/31/10	$ Change	% Change
Same store sales	75	$8,554,308	75	$7,583,485	$970,823	12.8%
New store sales	1	94,844	1	32,811	62,033	189.1%
Total sales	76	$8,649,152	76	$7,616,296	$1,032,856	13.6%

The following table presents sales mix by customer categories for the quarters ended March 31, 2011 and 2010 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/11	03/31/10
RETAIL (end users, consumers, individuals)	64%	65%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	30%	28%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	1%	1%
	100%	100%

Sales to each customer group increased slightly over the first quarter of 2010, with the exception of our institution customer group.  Operating income increased $81,000, or 9%, from the comparative 2010 quarter.  Our gross profit increased by $431,000 primarily due to higher sales.  Operating expenses as a percentage of sales decreased 2% from the first quarter of 2010 to 49.3% for the first quarter of 2011.  Operating expenses increased $349,000 over the first quarter of 2010.  Employee compensation and benefits increased $140,000.  In addition, freight out (shipping to customers) and credit card fees increased $17,000 and $15,000, respectively, due to increased sales. Rent expense increased by $20,000 and postage expense increased by $10,000   Advertising and marketing expenses increased by $75,000 due to retail signage and displays being added to the stores, one-time mailings associated with store relocations, and the increase in mailing pieces as a result of new customers.

International Leathercraft

Consisting of one store located in the UK, this division’s sales totaled $509,000 for the first quarter of 2011, compared to $384,000 in the first quarter of 2010, an improvement of 32%. Gross profit margin decreased 3 percentage points from the first quarter of 2010 due to the impact of the currency conversion rate on the selling prices in our UK store.  We determine UK selling prices taking into consideration the currency conversion between the U.S. dollar and the Great Britain pound.  Even so, the store generates higher profit margins than that of a comparable U.S. store as it sells a heavier mix of higher margin tools and supplies and less lower margin leather.  Operating expenses totaled $215,000 in the first quarter of 2011, up from $172,000 in the first quarter of 2010.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, shipping costs to customers, and rent.

Other Expenses

We paid $62,000 in interest on our bank debt in the first quarter of 2011, compared to $66,000 in the first quarter of 2010.  Due to the reduction in cash on hand compared to last year, we recorded $8,000 in interest income on our cash balances during the quarter compared to $35,000 a year ago.  We recorded an expense of $72,000 for currency fluctuations in the first quarter of 2011.  Comparatively, in the first quarter of 2010, we recorded an expense of $92,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets remained steady at $40.6 million at year-end and March 31, 2011.  Total stockholders’ equity increased from $29.8 million at December 31, 2010 to $31.0 million at March 31, 2011, the increase being attributable to earnings in the first quarter of this year.  Our current ratio increased from 4.2 at December 31, 2010 to 5.3 at March 31, 2011 due primarily to a decrease in accrued expenses payable during the first quarter of 2011.

Our investment in inventory decreased by $26,000 from year-end 2010 to March 31, 2011.  While inventory only declined minimally from year end, we held approximately $1 million in extra inventory in anticipation of our new stores to be opened overseas this year and for an “Open House” event in all of our stores held in the first week of April.  Inventory turnover reached an annualized rate of 3.14 times during the first quarter of 2011, only slightly less than 3.39 times for the first quarter of 2010.  Inventory turnover was 3.23 times for all of 2010.  We compute our inventory turns as sales divided by average inventory.  At the end of the first quarter, our total inventory on hand was approximately 12% over our internal targets for optimal inventory levels.  However, the extra inventory held at the end of the quarter accounted for half of what would be considered excess inventory.  Further, while sales remain strong and leather prices remain high, we will continue to buy large quantities of our stock leathers at special prices as those opportunities present themselves in order to relieve pressure on our gross margins.

Trade accounts receivable was $1.4 million at March 31, 2011, up $180,000 from $1.2 million at year-end 2010.  The average days to collect accounts for the first quarter of 2011 were 48 days, up slightly from the first quarter of 2010 of 46 days.  We are monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts in the current economic environment.

Accounts payable increased to $2.0 million at March 31, 2011 compared to $1.2 million at year-end 2010, primarily due to the increase in inventory purchases during the first quarter in response to our sales increase.  Accrued expenses decreased $2,186,000 from December 31, 2010 to March 31, 2011 due to the semi-annual payment of manager bonuses and a reduction in inventory in transit compared to year-end 2010.

During the first quarter of 2011, cash flow used by operating activities was $496,000.  The reduction in accrued liabilities of $2.2 million and increase in other current assets of $614,000, offset by net income of $1.2 million and the increase in accounts payable of $777,000, accounted for the majority of the operating cash used in the first quarter.  Accrued liabilities decreased from December 31, 2010 to March 31, 2011 due to the payment of manager bonuses in the first quarter and the reduction in inventory in transit.  The increase in other current assets is due to an increase in prepaid insurance, inventory, and pre-opening store expenses.

By comparison, during the first quarter of 2010, cash flow provided by operating activities was $224,000.  Net income of $948,000, offset by the increase in other current assets of $707,000 accounted for the majority of the operating cash provided.  Prepaid insurance, postage and inventory accounted for the increase in other current assets.

Cash flow used in investing activities totaled $142,000 in the first quarter of 2011, consisting primarily of new purchase of store fixtures and computer equipment.  In the first quarter of 2010, cash used in investing activities totaled $2.1 million, consisting primarily of certificate of deposit purchases, offset somewhat by the sale or maturities of the same.

Cash flow used by financing activities totaled $51,000 in the first quarter of 2011, consisting of debt repayments.  In the first quarter of 2010, cash flow used by financial activities totaled $59,000, consisting of debt repayments of $51,000 and the purchase of treasury stock of $8,000.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2010.  We believe that our exposure to market risks has not changed significantly since December 31, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 13, 2011	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: May 13, 2011	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)