Form 10-Q
period 2011-06-30
TANDY LEATHER FACTORY INC
filed 2011-08-15
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 10, 2011
Common Stock, par value $0.0024 per share	10,156,442

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheets	1
June 30, 2011 and December 31, 2010

Consolidated Statements of Income	2
Three and six months ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows	3
Six months ended June 30, 2011 and 2010

Consolidated Statements of Stockholders' Equity	4
Six months ended June 30, 2011 and 2010

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 6. Exhibits	13

SIGNATURES	13

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
CURRENT ASSETS:
Cash	$4,897,099	$4,293,746
Short-term investments, including certificates of deposit	976,341	1,621,593
Accounts receivable-trade, net of allowance for doubtful accounts
of $72,000 and $147,000 in 2011 and 2010, respectively	1,353,624	1,253,639
Inventory	20,260,247	20,236,028
Prepaid income taxes	56,749	-
Deferred income taxes	287,239	307,509
Other current assets	1,354,223	1,056,201
Total current assets	29,185,522	28,768,716

PROPERTY AND EQUIPMENT, at cost	14,476,574	14,390,662
Less accumulated depreciation and amortization	(4,269,432)	(4,106,121)
	10,207,142	10,284,541

GOODWILL	994,669	990,368
OTHER INTANGIBLES, net of accumulated amortization of
$518,000 and $495,000 in 2011 and 2010, respectively	210,784	232,416
Other assets	316,692	319,533
	$40,914,809	$40,595,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,498,195	$1,247,821
Accrued expenses and other liabilities	3,025,483	4,893,236
Income taxes payable	-	554,380
Current maturities of long-term debt	202,500	202,500
Total current liabilities	4,726,178	6,897,937

DEFERRED INCOME TAXES	840,392	628,543

LONG-TERM DEBT, net of current maturities	3,206,250	3,307,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,150,065 shares issued at 2011 and 2010;
10,156,442 shares outstanding at 2011 and 2010	26,760	26,760
Paid-in capital	5,729,417	5,703,387
Retained earnings	28,656,267	26,429,335
Treasury stock at cost (993,623 shares at 2011 and 2010)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	623,613	496,180
Total stockholders' equity	32,141,989	29,761,594
	$40,914,809	$40,595,574

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
NET SALES	$15,933,921	$14,350,822	$31,812,961	$28,939,360

COST OF SALES	6,088,667	5,635,856	12,442,859	11,247,798

Gross profit	9,845,254	8,714,966	19,370,102	17,691,562

OPERATING EXPENSES	8,075,939	7,270,655	15,688,299	14,710,883

INCOME FROM CONTINUING OPERATIONS	1,769,315	1,444,311	3,681,803	2,980,679

OTHER INCOME (EXPENSE):
Interest expense	(62,132)	(65,615)	(124,135)	(131,219)
Other, net	(45,767)	81,741	(94,599)	83,208
Total other income (expense)	(107,899)	16,126	(218,734)	(48,011)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,661,416	1,460,437	3,463,069	2,932,668

PROVISION FOR INCOME TAXES	585,060	399,327	1,236,137	923,981
NET INCOME FROM CONTINUING OPERATIONS	1,076,356	1,061,110	2,226,932	2,008,687

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-	-	536

NET INCOME	$1,076,356	$1,061,110	$2,226,932	$2,009,223

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$0.11	$0.10	$0.22	$0.20
Diluted	$0.11	$0.10	$0.22	$0.20

NET INCOME FROM DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

NET INCOME PER COMMON SHARE:
Basic	$0.11	$0.10	$0.22	$0.20
Diluted	$0.11	$0.10	$0.22	$0.20

Weighted Average Number of Shares Outstanding:
Basic	10,156,442	10,191,506	10,156,442	10,164,759
Diluted	10,168,098	10,238,217	10,175,561	10,226,015

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,226,932	$2,009,223
Income from discontinued operations	-	536
	2,226,932	2,008,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	497,351	471,410
Loss on disposal or abandonment of assets	79,035	8,553
Non-cash stock-based compensation	26,030	18,388
Deferred income taxes	232,119	(82,823)
Other	117,789	(52,842)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(99,985)	(195,779)
Inventory	(24,219)	(1,244,465)
Income taxes	(611,129)	(406,926)
Other current assets	(298,022)	(1,063,029)
Accounts payable-trade	250,374	517,249
Accrued expenses and other liabilities	(1,867,753)	383,085
Total adjustments	(1,698,410)	(1,647,179)
Net cash provided by continuing operating activities	528,522	361,508
Cash provided from discontinued operations	-	6,831
Net cash provided by operating activities	528,522	368,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(497,485)	(238,756)
Purchase of certificates of deposit	-	(2,572,593)
Proceeds from maturities of certificates of deposit	645,252	5,086,000
Proceeds from sale of assets	25,473	6,560
Decrease (increase) in other assets	2,841	(1,612)
Net cash provided by investing activities	176,081	2,279,599

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(101,250)	(101,250)
Repurchase of common stock (treasury stock)	-	(8,419)
Proceeds from issuance of common stock	-	166,466
Net cash (used in) provided by financing activities	(101,250)	56,797

NET INCREASE IN CASH	603,353	2,704,735

CASH, beginning of period	4,293,746	7,891,962

CASH, end of period	4,897,099	10,596,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$124,135	$131,219
Income tax paid during the period, net of (refunds)	$1,471,101	$1,405,089

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Six Months Ended June 30, 2011 and 2010

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Shares issued - stock options	126,114	302	166,164	-	-	-	166,466
Stock-based compensation	-	-	18,388	-	-	-	18,388
Purchase of treasury stock	(2,300)	-	-	(8,419)	-	-	(8,419)
Net income	-	-	-	-	2,009,223	-	2,009,223	$2,099,223
Cash dividend	-	-	-	-	(7,690,832)	-	(7,690,832)
Translation adjustment	-	-	-	-	-	(59,693)	(59,693)	(59,693)
BALANCE, June 30, 2010	10,254,442	$26,755	$5,676,288	$(2,461,068)	$24,278,301	$274,512	$27,794,788

Comprehensive income for the six months ended June 30, 2010	$1,949,530

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2010	10,156,442	$26,760	$5,703,387	$(2,894,068)	$26,429,335	$496,180	$29,761,594

Stock-based compensation	-	-	26,030	-	-	-	26,030
Net income	-	-	-	-	2,226,932	-	2,226,932	$2,226,932
Translation adjustment	-	-	-	-	-	127,433	127,433	127,433
BALANCE, June 30, 2011	10,156,442	$26,760	$5,729,417	$(2,894,068)	$28,656,267	$623,613	$32,141,989

Comprehensive income for the six months ended June 30, 2011	$2,354,365

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2011 and December 31, 2010, and its results of operations and cash flows for the three and/or six-month periods ended June 30, 2011 and 2010.  Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The components of inventory consist of the following:

	As of
	June 30, 2011	December 31, 2010
Inventory on hand:
Finished goods held for sale	$18,815,401	$17,847,002
Raw materials and work in process	684,584	518,422
Inventory in transit	760,262	1,870,604
	$20,260,247	$20,236,028

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2010, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first half of 2011.

A summary of changes in our goodwill for the periods ended June 30, 2011 and 2010 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2009	$600,417	$383,406	$983,823
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(1,706)	-	(1,706)
Impairments	-	-	-
Balance, June 30, 2010	$598,711	$383,406	$982,117
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2010	$606,962	$383,406	$990,368
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	4,301	-	4,301
Impairments	-	-	-
Balance, June 30, 2011	$611,263	$383,406	$994,669

Other intangibles consist of the following:

	As of June 30, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$408,551	$135,818	$544,369	$391,531	$152,838
Non-Compete Agreements	184,118	109,152	74,966	183,134	103,556	79,578
	$728,487	$517,703	$210,784	$727,503	$495,087	$232,416

We recorded amortization expense of $22,139 during the first six months of 2011 compared to $30,312 during the first half of 2010.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2011	$13,918	$30,337	$44,255
2012	5,522	30,337	35,859
2013	-	30,337	30,337
2014	-	30,337	30,337
2015	-	25,635	25,635

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

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05).  This standard update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  ASU 2011-05 is effective for the interim and annual periods beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements as it only requires a change in the format of presentation.

 2.           SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows. We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at June 30, 2011 and December 31, 2010 consisted of certificates of deposit.  The contractual maturities of $976,341 in certificates of deposit held as of June 30, 2011 are all due within one year.

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

Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  We classify our certificates of deposit as level 2 assets and have maintained consistency in valuation techniques during the period ended June 30, 2011.

3.           NOTES PAYABLE AND LONG-TERM DEBT

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 195,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Proceeds in the amount of $4,050,000 were used to fund the purchase of the property.  On April 30, 2008, the principal balance was rolled into a 10-year term note with a 20-year amortization that accrues interest at a rate of 7.10% per annum.

On July 15, 2010, we entered into a Credit Agreement and Line of Credit Note with Comerica Bank, pursuant to which the bank agreed to provide us with a revolving credit facility of up to $2,500,000.  The agreement expired on June 29, 2011 and was not renewed.

At June 30, 2011 and December 31, 2010, the amount outstanding under the above agreements consisted of the following:

	June 30, 2011	December 31, 2010
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,408,750	$3,510,000

Credit Agreement with Comerica Bank – unsecured; payable as follows:
Master Revolving Note dated June 30, 2010 in the maximum principal amount of $2,500,000 – interest due monthly as LIBOR plus 2%; expired June 29, 2011	-	-
	3,408,750	3,510,000
Less - Current maturities	(202,500)	(202,500)
	$3,206,250	$3,307,500

4.           STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 and 9,000 options were awarded to directors in the first half of 2011 and 2010, respectively.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock as of closing on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $7,130 and $18,388 for each of the quarters ended June 30, 2011 and 2010, respectively, and $26,030 and $18,388 for each of the six month periods ended June 30, 2011 and 2010, respectively, as a component of operating expenses.

During the six months ended June 30, 2011 and 2010, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	$2.33	197,700
Granted	5.30	9,000
Cancelled	-	-
Exercised	1.644	134,700
Outstanding, June 30, 2010	$4.27	72,000	4.23	$152,133
Exercisable, June 30, 2010	$4.12	63,000	4.12	$133,745

Outstanding, January 1, 2011	$4.35	103,600
Granted	1.19	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, June 30, 2011	$4.40	115,600	5.37	$206,332
Exercisable, June 30, 2011	$4.35	103,600	5.44	$192,075

Other information pertaining to option activity during the six-month periods ended June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Weighted average grant-date fair value of stock options granted	$14,257	$18,388
Total fair value of stock options vested	$42,202	N/A
Total intrinsic value of stock options exercised	N/A	$112,343

As of June 30, 2011 and 2010 unrecognized compensation cost was $7,129 and $0, respectively.

5.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,076,356	$1,061,110	$2,226,932	$2,009,223
Numerator for basic and diluted earnings per share	1,076,356	1,061,110	2,226,932	2,009,223
Denominator:
Weighted-average shares outstanding-basic	10,156,442	10,191,506	10,156,442	10,164,759

Effect of dilutive securities:
Stock options	11,656	46,711	19,119	61,256
Dilutive potential common shares	11,656	46,711	19,119	61,256
Denominator for diluted earnings per share- weighted-average shares	10,168,098	10,238,217	10,175,561	10,226,015

Basic earnings per share	$0.11	$0.10	$0.22	$0.20
Diluted earnings per share	$0.11	$0.10	$0.22	$0.20

The net effect of converting stock options and warrants to purchase 102,600 and 173,700 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended June 30, 2011 and 2010, respectively.

6.           CASH DIVIDEND

In May 2010, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to stockholders of record at the close of business on June 3, 2010. We released the funds used to pay for the special one-time cash dividend on July 1, 2010 and the dividend, totaling $7.7 million, was paid to stockholders on July 5, 2010. Our Board will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Discontinued Operations	Total
For the quarter ended June 30, 2011
Net sales	$6,471,072	$8,934,306	$528,543		$15,933,921
Gross profit	4,106,707	5,383,078	355,469		9,845,254
Operating earnings	608,385	1,038,301	122,629		1,769,315
Interest (expense)	(62,132)	-	-		(62,132)
Other income (expense), net	(45,436)	-	(331)		(45,767)
Income before income taxes	500,817	1,038,301	122,298		1,661,416

Depreciation and amortization	211,290	38,436	2,621		252,347
Fixed asset additions	173,914	154,385	-		328,299
Total assets	$33,191,853	$6,577,192	$1,145,764	-	$40,914,809

For the quarter ended June 30, 2010
Net sales	$6,248,279	$7,706,679	$395,864		$14,350,822
Gross profit	3,904,444	4,573,109	237,413		8,714,966
Operating earnings	623,266	769,476	51,569		1,444,311
Interest (expense)	(65,615)	-	-		(65,615)
Other income (expense), net	76,813	(2,610)	7,538		81,741
Income before income taxes	634,464	766,866	59,107		1,460,437

Depreciation and amortization	201,828	32,251	3,305		237,384
Fixed asset additions	130,670	8,969	-		139,639
Total assets	$39,239,711	$5,878,346	$675,839	-	$45,793,896

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Discontinued Operations	Total
For the six months ended June 30, 2011
Net sales	$13,191,781	$17,583,458	$1,037,722		$31,812,961
Gross profit	8,048,277	10,651,126	670,699		19,370,102
Operating earnings	1,418,439	2,040,602	222,762		3,681,803
Interest (expense)	(124,135)	-	-		(124,135)
Other income (expense), net	(111,782)	-	17,183		(94,599)
Income before income taxes	1,182,522	2,040,602	239,945		3,463,069

Depreciation and amortization	419,478	72,761	5,112		497,351
Fixed asset additions	281,328	214,657	1,500		497,485
Total assets	$33,191,853	$6,577,192	$1,145,764	-	$40,914,809

For the six months ended June 30, 2010
Net sales	$12,836,083	$15,322,975	$780,302		$28,939,360
Gross profit	7,792,346	9,410,403	488,813		17,691,562
Operating earnings	1,157,462	1,692,214	131,003		2,980,679
Interest expense	(131,219)	-	-		(131,219)
Other income (expense), net	96,956	(524)	(13,224)		83,208
Income before income taxes	1,123,199	1,691,690	117,779		2,932,668

Depreciation and amortization	399,615	65,035	6,760		471,410
Fixed asset additions	201,377	37,379	-		238,756
Total assets	$39,239,711	$5,878,346	$675,839	-	$45,793,896

Net sales for geographic areas were as follows for the three and six months ended June 30, 2011 and 2010:

Three months ended June 30,	2011	2010
United States	$13,459,312	$12,570,039
Canada	1,685,746	1,377,127
All other countries	788,863	403,656
	$15,933,921	$14,350,822

Six months ended June 30,	2011	2010
United States	$26,978,244	$25,183,889
Canada	3,271,270	2,721,723
All other countries	1,563,447	1,033,748
	$31,812,961	$28,939,360

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or six-month periods ended June 30, 2011 and 2010.  We do not have any significant long-lived assets outside of the United States.

8.  LITIGATION

On March 16, 2011, two former employees of the Company filed a lawsuit, entitled Mark Barnes and Jerry Mercante on behalf of themselves and all other similarly situated v. Tandy Leather Company, Inc., Tandy Leather Factory, and Does 1-50, in the US District Court for the District of Nevada.  The lawsuit was subsequently amended on May 9, 2011 to add another former employee, Donna Cavota, as a third named plaintiff.  The suit alleges that the Company violated requirements of the Fair Labor Standards Act (FLSA) as well as various state wage laws.  Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company.   Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs.  On May 17, 2011, the district court in Nevada granted the Company’s request to transfer venue to the Northern District of Texas.  Trial is currently set for the week of May 29, 2012.  It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with the matter. The company intends to vigorously defend the lawsuit.

9.  STORE CLOSING

On October 15, 2010, we announced the closing of Mid-Continent Leather Sales, a wholesale store located in Coweta, Oklahoma, due to its unsatisfactory sales and earnings performance.  All related one-time expenses associated with the store closing were expensed in 2010 as part of operating expenses.  The store closing did not result in an impairment of goodwill.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 35 states and six Canadian provinces.  Tandy Leather Company, the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather Company’s industry presence by opening retail stores.  As of August 1, 2011, we were operating 77 Tandy Leather Company retail stores located throughout the United States and Canada.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  The United States and global economies have suffered from a prolonged recession for the past several years and as a result consumer spending has remained depressed, and may be subject to further deterioration for the foreseeable future.   Specialty retail, and retail in general, are heavily influenced by general economic cycles.  Purchases of non-essential products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales.  As a result, our operating results may be adversely and materially affected by continued downward trends or uncertainly in the United States or global economies.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

The following tables present selected financial data of each of our three segments for the quarters ended June 30, 2011 and 2010.

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,471,072	$608,385	$6,248,279	$623,266
Retail Leathercraft	8,934,306	1,038,301	7,706,679	769,476
Int’l Leathercraft	528,543	122,629	395,864	51,569
Total Operations	$15,933,921	$1,769,315	$14,350,822	$1,444,311

Consolidated net sales for the quarter ended June 30, 2011 increased $1.6 million, or 11.0%, compared to the same period in 2010.  All three segments achieved sales gains, ranging from 4% to 34%.  Operating income on a consolidated basis for the quarter ended June 30, 2011 was up 22.5%, or $325,000, from the second quarter of 2010.

The following table shows in comparative form our consolidated net income for the second quarters of 2011 and 2010:

	2011	2010	% change
Net income	$1,076,356	$1,061,110	1.4%

All segments contributed to our consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of only national craft chains.  The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2011 and 2010:

	Quarter Ended
Customer Group	06/30/11	06/30/10
RETAIL (end users, consumers, individuals)	31%	30%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	45%	42%
MANUFACTURERS	7%	8%
NATIONAL ACCOUNTS	11%	13%
	100%	100%

Net sales increased 3.6%, or $223,000, for the second quarter of 2011 as follows:

	# Stores	Qtr Ended 06/30/11	Qtr Ended 06/30/10	$ Change	% Change
Same store sales	29	$5,838,551	$5,485,026	$353,525	6.4%
Closed store	1	-	83,203	(83,203)	N/A
National account group		632,521	680,050	(47,529)	(7.5)%
Total sales		$6,471,072	$6,248,279	$222,793	3.6%

Our same store sales increased 6.4% in the second quarter of 2011, as compared with the same period in 2010.  Compared to the second quarter of 2010, we achieved sales increases in our retail and wholesale customer categories, which were offset somewhat by decreases in our manufacturing and national account customer categories.  We believe our wholesale customers are beginning to stabilize which has resulted in an increase in purchases.  However, it is too early to tell whether this trend will continue.  We have lowered our discounts to our manufacturer customer group in an attempt to protect gross margins, which has affected sales to this group somewhat.  Sales to our National Account customers were down 7.5% for the quarter, compared to the same quarter last year.  Our sales to these customers will depend on products we develop specifically for this group and the level of inventory we are willing to house in anticipation of orders.  Therefore, it is possible we will experience further sales declines to our National Account group if the product we stock is not what these customers want to purchase.   Our primary focus is on sales through our stores, rather than National Accounts, as we believe our stores represent the greatest potential for continued and consistent sales growth.

Operating income for Wholesale Leathercraft during the quarter ended June 30, 2011 decreased by $15,000 from the comparative 2010 quarter, a decrease of 2.4%.  Operating expenses as a percentage of sales were 54.0%, up $217,000 from the second quarter of 2010.  Increases in legal fees of $266,000 and employee compensation and benefits of $108,000, offset by a decrease in advertising and marketing expenses of $107,000, accounted for the operating expense increase.

Retail Leathercraft

Our Retail Leathercraft operation consists of 77 and 76 Tandy Leather Company retail stores at June 30, 2011 and 2010, respectively.  Net sales increased 15.9% for the second quarter of 2011 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/11	Qtr Ended 06/30/10	$ Change	% Change
Same store sales	76	$8,924,874	$7,706,679	$1,218,195	15.8%
New store sales	1	9,432	-	9,432	N/A
Total sales		$8,934,306	$7,706,679	$1,227,627	15.9%

The following table presents sales mix by customer categories for the quarters ended June 30, 2011 and 2010 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	06/30/11	06/30/10
RETAIL (end users, consumers, individuals)	60%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	7%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	31%	28%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	1%
	100%	100%

The retail stores averaged approximately $39,000 in sales per month for the second quarter of 2011.

Sales to each customer group increased slightly over the second quarter of 2010.  Operating income increased $269,000, or 34.9%, from the comparative 2010 quarter.  Operating income as a percentage of sales also increased from 10.0% in the second quarter of 2010 to 11.6% in the second quarter of 2011.  Our gross profit margin improved slightly from 59.3% to 60.3%.  Operating expenses as a percentage of sales decreased from 49.4% to 48.6% as sales grew at a faster rate than that of expenses during the quarter.  Operating expenses increased $541,000 over the second quarter of 2010.  The new store opened in June 2011 accounted for additional operating expenses of $19,000.  Employee compensation and benefits increased $241,000. Advertising and marketing expenses increased $86,000. Expenses associated with store moves added $50,000 this quarter.

International Leathercraft

Consisting of one store located in the UK, this division’s sales totaled $529,000 for the second quarter of 2011, compared to $396,000 in the second quarter of 2010, an improvement of 34%. Gross profit margin as a percentage of sales increased significantly from the second quarter of 2010.  We determine UK selling prices taking into consideration the currency conversion between the U.S. dollar and the Great Britain pound.  Even so, our UK store generates higher profit margins than that of a comparable U.S. store due to a beneficial product mix, selling more higher margin tools and supplies and less lower margin leather.  Operating expenses totaled $233,000 in the second quarter of 2011, up from $186,000 in the second quarter of 2010 for our UK store.  Advertising expense is this division’s largest expense, followed by employee compensation, shipping costs to customers, and rent.

Other Expenses

We paid $62,000 in interest expense in the second quarter of 2011 on our bank debt, which is related to our building purchase, compared to $66,000 in interest expense in the second quarter last year.  Due to the reduction in cash on hand compared to last year, we earned $10,000 in interest income during the second quarter of 2011, down from last year’s second quarter interest income earned of $23,000.  We recorded a $66,000 loss during the second quarter of 2011 related to currency fluctuations from our Canadian and UK operations.  Comparatively, in the second quarter of 2010, we recorded income of $18,000 for currency fluctuations.

Six Months Ended June 30, 2011 and 2010

The following table presents selected financial data of each of our three segments for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$13,191,781	$1,418,439	$12,836,083	$1,157,462
Retail Leathercraft	17,583,458	2,040,602	15,322,975	1,692,214
International Leathercraft	1,037,722	222,762	780,302	131,003
Total Operations	$31,812,961	$3,681,803	$28,939,360	$2,980,679

Consolidated net sales for the six months ended June 30, 2011 were up 10% compared to the same period in 2010, increasing $2.9 million.  All three reporting segments contributed to the sales increase.  Retail Leathercraft contributed the largest sales increase of $2.3 million, followed by Wholesale Leathercraft reporting an increase of $356,000 and International Leathercraft reporting an increase of $257,000.  Operating income on a consolidated basis for the six months ended June 30, 2011 was up 23.5% compared to the first half of 2010, increasing $701,000.

The following table shows in comparative form our consolidated net income for the first half of 2011 and 2010:

	2011	2010	% change
Net income	$2,226,932	$2,009,223	10.8%

Wholesale Leathercraft

Net sales increased 2.8%, or $356,000, for the first half of 2011 as follows:

	# Stores	Six Months Ended 06/30/11	Six Months Ended 06/30/10	$ Change	% Change
Same store sales	29	$11,771,831	$11,179,307	$592,524	5.3%
Closed store	1	-	172,099	(172,099)	N/A
National account group		1,419,950	1,484,677	(64,727)	(4.4)%
Total sales		$13,191,781	$12,836,083	$355,698	2.8%

The following table presents the combined sales mix by customer categories for the six months ended June 30, 2011 and 2010:

	Six Months Ended
Customer Group	06/30/11	06/30/10
RETAIL (end users, consumers, individuals)	31%	31%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	41%
MANUFACTURERS	7%	7%
NATIONAL ACCOUNTS	12%	14%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2011 increased by $261,000 from the comparative 2010 period, an improvement of 22.6%.  Compared to the first six months of 2010, operating expenses decreased $5,000 for the first half of 2011, decreasing as a percentage of sales from 51.7% to 50.3%.

Retail Leathercraft

Net sales were up 14.8% for the first half of 2011 over the same period last year.

	# Stores	Six Months Ended 06/30/11	Six Months Ended 06/30/10	$ Change	% Change
Same (existing) store sales	75	$17,405,991	$15,227,973	$2,178,018	14.3%
New store sales	2	177,467	95,002	82,465	86.8%
Total sales		$17,583,458	$15,322,975	$2,260,483	14.8%

The following table presents sales mix by customer categories for the six months ended June 30, 2011 and 2010 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/11	06/30/10
RETAIL (end users, consumers, individuals)	62%	64%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	30%	28%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	1%
	100%	100%

The retail stores averaged approximately $38,000 in sales per month for the first half of 2011.

Operating income for the first six months of 2011 increased $348,000 from the comparative 2010, improving as a percentage of sales from 11.0% in the first half of 2010 to 11.6% in the first half of 2011.  Gross margin decreased slightly from 61.4% to 60.6%.  Operating expenses decreased as a percentage of sales from 50.4% during the first half of 2010 to 48.9% during the first half of 2011, indicating that sales grew faster than expenses.

International Leathercraft

Consisting of one store located in the UK, this division’s sales totaled $1,038,000 for the first six months of 2011, compared to $780,000 in the first six months of 2010, an improvement of 33.0%.  Gross profit margin was 64.6% for the first half of this year, an increase of two percentage points from 62.6% in the second half of 2010.  UK selling prices are determined based on the currency conversion between the U.S. dollar and the Great Britain pound.  Even so, the store generates higher profit margins than that of a comparable U.S. store as it sells a heavier mix of higher margin tools and supplies and less lower margin leather.  Operating expenses totaled $448,000 in the first half of 2011, up from $358,000 in the first half of 2010.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, shipping costs to customers, and rent.

Other Expenses

We paid $124,000 in interest on our bank debt in the first six months of 2011, compared to $131,000 in the first six months of 2010.  Due to the reduction in cash on hand compared to last year, we recorded $17,000 in interest income on our cash balances in the six months ended June 30, 2011 compared to $58,000 a year ago.  We recorded an expense of $138,000 for currency fluctuations in the first half of 2011.  Comparatively, in the first half of 2010, we recorded an expense of $74,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets were $40.9 million at June 30, 2011, up $300,000 from $40.6 million at year-end 2010.  Total stockholders’ equity increased from $29.8 million at December 31, 2010 to $32.1 million at June 30, 2011, the increase being attributable to earnings in the first half of this year.  Our current ratio increased from 4.2 at December 31, 2010 to 6.2 at June 30, 2011 due primarily to a decrease in accrued expenses and income taxes payable during the first half of 2011.

Our investment in inventory increased by $24,000 from year-end 2010 to June 30, 2011.  While total inventory only increased minimally from year end, we held approximately $1 million in extra inventory in anticipation of our new stores to be opened overseas.  Inventory turnover reached an annualized rate of 3.14 times during the first half of 2011, slightly less than 3.31 times for the first half of 2010.  Inventory turnover was 3.23 times for all of 2010.  We compute our inventory turns as sales divided by average inventory.  As of June 30, 2011, our total inventory on hand was approximately 14% over our internal targets for optimal inventory levels.  The inventory held for our anticipated new stores at the end of the period accounted for half of what would be considered excess inventory.  Further, while sales remain strong and leather prices remain high, we will continue to buy large quantities of our stock leathers at special prices as those opportunities present themselves in order to relieve pressure on our gross margins.

Trade accounts receivable was $1.3 million at June 30, 2011, up $100,000 from $1.2 million at year-end 2010.  The average days to collect accounts for the first half of 2011 were 48 days, up slightly from the first half quarter of 2010 of 47 days.  We are monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts in the current economic environment.

Accounts payable increased to $1.5 million at June 30, 2011 compared to $1.2 million at year-end 2010, primarily due to the increase in inventory purchases during the first half of 2011 in response to our sales increase.  Accrued expenses decreased $1.9 million from December 31, 2010 to June 30, 2011 due to the semi-annual payment of manager bonuses and a reduction in inventory in transit compared to year-end 2010.

During the first six months of 2011, cash flow provided by operating activities was $529,000.  Net income of $2.2 million was offset by a reduction in accrued liabilities of $1.9 million and accounted for the majority of the operating cash provided in the first six months.  Accrued liabilities decreased from December 31, 2010 to June 30, 2011 due to the payment of manager bonuses and the reduction in inventory in transit.

By comparison, during the first six months of 2010, cash flow provided by operating activities was $368,000.  Net income of $2.0 million and an increase in accounts payable of $517,000, offset by the increase in inventory of $1.2 million and other current assets of $1.1 million, accounted for the majority of the operating cash provided.

Cash flow provided by investing activities totaled $176,000 in the first half of 2011, consisting primarily of maturities of certificates of deposit, offset by purchases of store fixtures and computer equipment.  In the first half of 2010, cash provided by investing activities totaled $2.3 million, consisting primarily of maturities of certificates of deposit.

Cash flow used by financing activities totaled $101,000 in the first six months of 2011, consisting of debt repayments.  In the first six months of 2010, cash flow provided by financial activities totaled $57,000, consisting of proceeds from issuance of common stock of $166,000, offset by debt repayments of $101,000 and the purchase of treasury stock of $8,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 16, 2011, two former employees of the Company filed a lawsuit, entitled Mark Barnes and Jerry Mercante on behalf of themselves and all other similarly situated v. Tandy Leather Company, Inc., Tandy Leather Factory, and Does 1-50, in the US District Court for the District of Nevada.  The lawsuit was subsequently amended on May 9, 2011 to add another former employee, Donna Cavota, as a third named plaintiff.  The suit alleges that the Company violated requirements of the Fair Labor Standards Act (FLSA) as well as various state wage laws.  Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of the Company.   Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs.  On May 17, 2011, the district court in Nevada granted the Company’s request to transfer venue to the Northern District of Texas.  Trial is currently set for the week of May 29, 2012.

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

*31.1	13a-14(a) or 15d-14(a) Certification by Jon Thompson, Chief Executive Officer and President.
*31.2	13a-14(a) or 15d-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document.
101.SCH^	XBRL Taxonomy Extension Schema Document.
101.CAL^	XBRL Taxonomy Extension Calculation Document.
101.DEF^	XBRL Taxonomy Extension Definition Document.
101.LAB^	XBRL Taxonomy Extension Labels Document.
101.PRE^	XBRL Taxonomy Extension Presentation Document.
____________
*Filed herewith.
^ XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 12, 2011	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: August 12, 2011	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)