Form 10-Q
period 2011-09-30
TANDY LEATHER FACTORY INC
filed 2011-11-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 11, 2011
Common Stock, par value $0.0024 per share	10,156,442

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheets
September 30, 2011 and December 31, 2010	1

Consolidated Statements of Income
Three and nine months ended September 30, 2011 and 2010	2

Consolidated Statements of Cash Flows
Nine months ended September 30, 2011 and 2010	3

Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2011 and 2010	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 6. Exhibits	13

SIGNATURES

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
CURRENT ASSETS:
Cash	$5,991,628	$4,293,746
Short-term investments, including certificates of deposit	336,000	1,621,593
Accounts receivable-trade, net of allowance for doubtful accounts
of $85,000 and $147,000 in 2011 and 2010, respectively	1,539,229	1,253,639
Inventory	20,551,287	20,236,028
Prepaid income taxes	4,765	-
Deferred income taxes	293,351	307,509
Other current assets	1,450,867	1,056,201
Total current assets	30,167,127	28,768,716

PROPERTY AND EQUIPMENT, at cost	14,955,482	14,390,662
Less accumulated depreciation and amortization	(4,475,331)	(4,106,121)
	10,480,151	10,284,541

GOODWILL	984,344	990,368
OTHER INTANGIBLES, net of accumulated amortization of
$527,000 and $495,000 in 2011 and 2010, respectively	198,693	232,416
Other assets	342,169	319,533
	$42,172,484	$40,595,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,844,920	$1,247,821
Accrued expenses and other liabilities	3,425,716	4,893,236
Income taxes payable	-	554,380
Current maturities of long-term debt	202,500	202,500
Total current liabilities	5,473,136	6,897,937

DEFERRED INCOME TAXES	892,311	628,543

LONG-TERM DEBT, net of current maturities	3,155,625	3,307,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,150,065 shares issued at 2011 and 2010;
10,156,442 shares outstanding at 2011 and 2010	26,760	26,760
Paid-in capital	5,736,543	5,703,387
Retained earnings	29,485,373	26,429,335
Treasury stock at cost (993,623 shares at 2011 and 2010)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	296,804	496,180
Total stockholders' equity	32,651,412	29,761,594
	$42,172,484	$40,595,574

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010
NET SALES	$15,385,421	$13,640,193	$47,198,382	$42,579,553

COST OF SALES	6,147,143	5,457,668	18,590,002	16,705,466

Gross profit	9,238,278	8,182,525	28,608,380	25,874,087

OPERATING EXPENSES	8,016,441	7,106,669	23,704,740	21,817,552

INCOME FROM CONTINUING OPERATIONS	1,221,837	1,075,856	4,903,640	4,056,535

OTHER INCOME (EXPENSE):
Interest expense	(61,550)	(67,565)	(185,685)	(198,784)
Other, net	176,374	77,887	81,775	161,095
Total other income (expense)	114,824	10,322	(103,910)	(37,689)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,336,661	1,086,178	4,799,730	4,018,846

PROVISION FOR INCOME TAXES	506,187	493,532	1,742,324	1,417,513
NET INCOME FROM CONTINUING OPERATIONS	830,474	592,646	3,057,406	2,601,333

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,368)	1,259	(1,368)	1,795

NET INCOME	$829,106	$593,905	$3,056,038	$2,603,128

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$0.08	$0.06	$0.30	$0.26
Diluted	$0.08	$0.06	$0.30	$0.25

NET INCOME FROM DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.06	$0.30	$0.26
Diluted	$0.08	$0.06	$0.30	$0.25

Weighted Average Number of Shares Outstanding:
Basic	10,156,442	10,256,442	10,156,442	10,195,868
Diluted	10,168,326	10,257,743	10,179,523	10,236,919

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,056,038	$2,603,128
(Loss) income from discontinued operations	(1,368)	1,795
	3,057,406	2,601,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	759,279	713,366
Loss on disposal or abandonment of assets	81,579	11,584
Non-cash stock-based compensation	33,156	22,790
Deferred income taxes	273,161	(59,006)
Other	(178,795)	53,382
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(285,590)	(246,414)
Inventory	(315,259)	(3,957,677)
Income taxes	(554,681)	(346,935)
Other current assets	(394,666)	(1,756,160)
Accounts payable-trade	597,099	1,382,177
Accrued expenses and other liabilities	(1,467,520)	838,883
Total adjustments	(1,452,237)	(3,344,010)
Net cash provided by (used in) continuing operating activities	1,605,169	(742,677)
Cash used in discontinued operations	(1,067)	(23,706)
Net cash provided by (used in) operating activities	1,604,102	(766,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,042,775)	(963,222)
Purchase of certificates of deposit	-	(2,572,593)
Proceeds from maturities of certificates of deposit	1,285,593	5,943,000
Proceeds from sale of assets	25,473	6,560
Increase in other assets	(22,636)	(5,522)
Net cash provided by investing activities	245,655	2,408,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	-	(7,690,832)
Payments on notes payable and long-term debt	(151,875)	(151,875)
Repurchase of common stock (treasury stock)	-	(8,419)
Proceeds from issuance of common stock	-	170,266
Net cash used in financing activities	(151,875)	(7,680,860)

NET INCREASE (DECREASE) IN CASH	1,697,882	(6,039,020)

CASH, beginning of period	4,293,746	7,891,962

CASH, end of period	$5,991,628	$1,852,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$185,685	$198,784
Income tax paid during the period, net of (refunds)	1,940,659	1,808,619

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2011 and 2010

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Shares issued - stock options	128,114	307	169,959	-	-	-	170,266
Stock-based compensation	-	-	22,790	-	-	-	22,790
Purchase of treasury stock	(2,300)	-	-	(8,419)	-	-	(8,419)
Net income	-	-	-	-	2,603,128	-	2,603,128	$2,603,128
Cash dividend	-	-	-	-	(7,690,832)	-	(7,690,832)
Translation adjustment	-	-	-	-	-	57,132	57,132	57,132
BALANCE, September 30, 2010	10,256,442	$26,760	$5,684,485	$(2,461,068)	$24,872,206	$391,337	$28,513,720

Comprehensive income for the nine months ended September 30, 2010	$2,660,260

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2010	10,156,442	$26,760	$5,703,387	$(2,894,068)	$26,429,335	$496,180	$29,761,594

Stock-based compensation	-	-	33,156	-	-	-	33,156
Net income	-	-	-	-	3,056,038	-	3,056,038	$3,056,038
Translation adjustment	-	-	-	-	-	(199,376)	(199,376)	(199,376)
BALANCE, September 30, 2011	10,156,442	$26,760	$5,736,543	$(2,894,068)	$29,485,373	$296,804	$32,651,412

Comprehensive income for the nine months ended September 30, 2011	$2,856,662

The accompanying notes are an integral part of these consolidated financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2011 and December 31, 2010, and its results of operations and cash flows for the three and/or nine-month periods ended September 30, 2011 and 2010.  Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The components of inventory consist of the following:

	As of
	September 30, 2011	December 31, 2010
Inventory on hand:
Finished goods held for sale	$19,519,688	$17,847,002
Raw materials and work in process	641,799	518,422
Inventory in transit	389,800	1,870,604
	$20,551,287	$20,236,028

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2010, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first nine months of 2011.

A summary of changes in our goodwill for the periods ended September 30, 2011 and 2010 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2009	$600,417	$383,406	$983,823
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	2,383	-	2,383
Impairments	-	-	-
Balance, September 30, 2010	$602,800	$383,406	$986,206
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2010	$606,962	$383,406	$990,368
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(6,024)	-	(6,024)
Impairments	-	-	-
Balance, September 30, 2011	$600,938	$383,406	$984,344

Other intangibles consist of the following:

	As of September 30, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$417,011	$127,358	$544,369	$391,531	$152,838
Non-Compete Agreements	181,755	110,420	71,335	183,134	103,556	79,578
	$726,124	$527,431	$198,693	$727,503	$495,087	$232,416

We recorded amortization expense of $33,401 during the first nine months of 2011 compared to $45,255 in the same period of 2010.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2011	$13,826	$31,337	$45,163
2012	5,614	33,337	38,951
2013	-	33,337	33,337
2014	-	33,337	33,337
2015	-	28,635	28,635

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

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05).  This standard update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  ASU 2011-05 is effective for the interim and annual periods beginning after December 15, 2011.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements as it only requires a change in the format of presentation.

In September 2011, FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”.  ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other.  Under ASU 2011-08 companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for periods ending after December 15, 2011; however, early adoption is permitted for periods ending after September 15, 2011.   We do not anticipate the adoption to have a material impact on our consolidated financial statements.

 2.           SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows. We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at September 30, 2011 and December 31, 2010 consisted of certificates of deposit.  The contractual maturities of $336,000 in certificates of deposit held as of September 30, 2011 are all due within one year.

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

Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  We classify our certificates of deposit as level 2 assets and have maintained consistency in valuation techniques during the period ended September 30, 2011.

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

At September 30, 2011 and December 31, 2010, the amount outstanding under the above agreements consisted of the following:

	September 30, 2011	December 31, 2010
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,358,125	$3,510,000
Less - Current maturities	(202,500)	(202,500)
	$3,155,625	$3,307,500

4.           STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors for each of the nine month periods ended September 30, 2011 and 2010.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock as of closing on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $7,126 and $4,402 for each of the quarters ended September 30, 2011 and 2010, respectively, and $33,156 and $22,790 for each of the nine month periods ended September 30, 2011 and 2010, respectively, as a component of operating expenses.

During the nine months ended September 30, 2011 and 2010, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	$2.33	197,700
Granted	5.078	12,000
Cancelled	-	-
Exercised	1.647	136,700
Outstanding, September 30, 2010	$4.34	73,000	4.21	$154,275
Exercisable, September 30, 2010	$4.19	61,000	3.13	$131,485

Outstanding, January 1, 2011	$4.35	103,600
Granted	4.80	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, September 30, 2011	$4.40	115,600	5.40	$206,332
Exercisable, September 30, 2011	$4.40	115,600	5.40	$206,332

Other information pertaining to option activity during the nine-month periods ended September 30, 2011 and 2010 are as follows:

	September 30, 2011	September 30, 2010
Weighted average grant-date fair value of stock options granted	$1.19	$1.90
Total fair value of stock options vested	$52,057	22,790
Total intrinsic value of stock options exercised	N/A	$114,603

As of September 30, 2011 and 2010, there was no unrecognized compensation cost related to non-vested stock options.

5.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$829,106	$593,905	$3,056,038	$2,603,128
Numerator for basic and diluted earnings per share	829,106	593,905	3,056,038	2,603,128
Denominator:
Weighted-average shares outstanding-basic	10,156,442	10,256,442	10,156,442	10,195,868

Effect of dilutive securities:
Stock options	11,884	1,301	23,081	41,051
Dilutive potential common shares	11,884	1,301	23,081	41,051
Denominator for diluted earnings per share-weighted-average shares	10,168,326	10,257,743	10,179,523	10,236,919

Basic earnings per share	$0.08	$0.06	$0.30	$0.26
Diluted earnings per share	$0.08	$0.06	$0.30	$0.25

The net effect of converting stock options and warrants to purchase 102,600 and 10,000 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarter ended September 30, 2011 and 2010, respectively.

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

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in the North America; and

c.
International Leathercraft, which sells to both wholesale and retail customers.  It carries the same products as North American stores.  As of September 30, 2011, this operation consisted of one store located in Northampton, UK.  A second store was opened in October 2011 in Sydney, Australia.

Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Discontinued Operations	Total
For the quarter ended September 30, 2011
Net sales	$6,150,138	$8,744,446	$490,837		$15,385,421
Gross profit	3,733,345	5,178,788	326,145		9,238,278
Operating earnings	296,824	811,347	113,666		1,221,837
Interest (expense)	(61,550)	-	-		(61,550)
Other income (expense), net	175,715	(1,577)	2,236		176,374
Income before income taxes	410,989	809,770	115,902		1,336,661

Depreciation and amortization	216,958	42,836	2,134		261,928
Fixed asset additions	239,477	114,200	191,613		545,290
Total assets	$32,903,869	$7,225,267	$2,043,348	-	$42,172,484

For the quarter ended September 30, 2010
Net sales	$6,012,932	$7,212,443	$414,818		$13,640,193
Gross profit	3,699,403	4,238,791	244,331		8,182,525
Operating earnings	510,256	518,718	46,882		1,075,856
Interest (expense)	(67,565)	-	-		(67,565)
Other income (expense), net	60,634	(356)	17,609		77,887
Income before income taxes	503,325	518,362	64,491		1,086,178

Depreciation and amortization	204,097	33,294	4,565		241,956
Fixed asset additions	205,409	22,985	-		228,394
Total assets	$33,282,964	$6,328,371	$532,685	-	$40,144,020

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Discontinued Operations	Total
For the nine months ended September 30, 2011
Net sales	$19,341,919	$26,327,904	$1,528,559		$47,198,382
Gross profit	11,781,622	15,829,914	996,844		28,608,380
Operating earnings	1,709,226	2,857,986	336,428		4,903,640
Interest (expense)	(185,685)	-	-		(185,685)
Other income (expense), net	69,968	(7,613)	19,420		81,775
Income before income taxes	1,593,509	2,850,373	355,848		4,799,730

Depreciation and amortization	636,050	115,597	7,632		759,279
Fixed asset additions	520,805	328,857	193,113		1,042,775
Total assets	$32,903,869	$7,225,267	$2,043,348	-	$42,172,484

For the nine months ended September 30, 2010
Net sales	$18,849,015	$22,535,418	$1,195,120		$42,579,553
Gross profit	11,491,749	13,649,194	733,144		25,874,087
Operating earnings	1,667,718	2,210,932	177,885		4,056,535
Interest expense	(198,784)	-	-		(198,784)
Other income (expense), net	157,590	(880)	4,385		161,095
Income before income taxes	1,626,524	2,210,052	182,270		4,018,846

Depreciation and amortization	603,712	98,329	11,325		713,366
Fixed asset additions	902,858	60,364	-		963,222
Total assets	$33,282,964	$6,328,371	$532,685	-	$40,144,020

Net sales for geographic areas were as follows for the three and nine months ended September 30, 2011 and 2010:

Three months ended September 30,	2011	2010
United States	$13,078,107	$11,681,130
Canada	1,560,808	1,300,564
All other countries	746,506	658,499
	$15,385,421	$13,640,193

Nine months ended September 30,	2011	2010
United States	$40,056,351	$36,865,020
Canada	4,832,078	4,022,287
All other countries	2,309,953	1,692,246
	$47,198,382	$42,579,553

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or nine-month periods ended September 30, 2011 and 2010.  We do not have any significant long-lived assets outside of the United States.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 35 states and six Canadian provinces.  Tandy Leather Company, the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather Company’s industry presence by opening retail stores.  As of November 1, 2011, we were operating 77 Tandy Leather Company retail stores located throughout the United States and Canada.

As of September 30, 2011, our International Leathercraft segment, which operates combination retail and wholesale stores outside of North America, consisted of one company-owned store in Northampton, United Kingdom.  A second store was opened in Sydney, Australia in October 2011.  We anticipate the opening of one to two stores in Spain in the fourth quarter of 2011, although opening dates have not been finalized yet.

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

➢	We may be unsuccessful in implementing our planned international expansion, which could impair the value of our brand, harm our business and negatively affect our results of operation.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

The following tables present selected financial data of each of our three segments for the quarters ended September 30, 2011 and 2010.

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,150,138	$296,824	$6,012,932	$510,256
Retail Leathercraft	8,744,446	811,347	7,212,443	518,718
Int’l Leathercraft	490,837	113,666	414,818	46,882
Total Operations	$15,385,421	$1,221,837	$13,640,193	$1,075,856

Consolidated net sales for the quarter ended September 30, 2011 increased $1.7 million, or 12.8%, compared to the same period in 2010.  All three segments achieved sales gains, ranging from 2% to 21%.  Operating income on a consolidated basis for the quarter ended September 30, 2011 increased 13.6%, or $146,000, from the third quarter of 2010.

The following table shows in comparative form our consolidated net income for the third quarters of 2011 and 2010:
	2011	2010	% change
Net income	$829,106	$593,905	39.6%

All segments contributed to our consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of only national craft chains.  The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2011 and 2010:

	Quarter Ended
Customer Group	09/30/11	09/30/10
RETAIL (end users, consumers, individuals)	28%	25%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	43%
MANUFACTURERS	7%	9%
NATIONAL ACCOUNTS	16%	17%
	100%	100%

Net sales increased 2.3%, or $137,000, for the third quarter of 2011 as follows:

	# of Stores	Quarter Ended 09/30/11	Quarter Ended 09/30/10	$ Change	% Change
Same store sales	29	$5,361,239	$5,091,250	$269,989	5.3%
Closed store	1	-	102,063	(102,063)	N/A
National account group		788,899	819,619	(30,720)	(3.7)%
Total sales		$6,150,138	$6,012,932	$137,206	2.3%

Our same store sales increased 5.3% in the third quarter of 2011, as compared with the same period in 2010.  Compared to the third quarter of 2010, we achieved sales increases in our retail and wholesale customer categories, which were offset somewhat by decreases in our institution, manufacturing and national account customer categories.  We believe our wholesale customers are beginning to experience some stability and growth in their businesses which has resulted in an increase in purchases.  However, with the continued economic uncertainty, it is too early to tell whether this trend will continue.  We have lowered our discounts to our manufacturer customer group in an attempt to protect gross margins, which has had a negative impact on our sales to this group.  Sales to our National Account customers were down 3.7% for the quarter, compared to the same quarter last year.  Our sales to these customers will depend on products we develop specifically for this group and the level of inventory we are willing to house in anticipation of orders.  Therefore, it is possible we will experience further sales declines to our National Account group if the product we stock is not what these customers want to purchase.   Our primary focus is on sales through our stores, rather than National Accounts, as we believe our stores represent the greatest potential for continued and consistent sales growth.

Operating income for Wholesale Leathercraft during the quarter ended September 30, 2011 decreased by $213,000 from the comparative 2010 quarter, a decrease of 41.8%.  Operating expenses as a percentage of sales were 55.9%, up $247,000 from the third quarter of 2010.  The increase in employee compensation and benefits, including health costs, of $328,000, offset by decreases in advertising and marketing expenses of $49,000 and bank fees of $20,000, accounted for the operating expense increase.

Retail Leathercraft

Our Retail Leathercraft operation consists of 77 Tandy Leather Company retail stores at September 30, 2011, versus 76 stores at September 30, 2010.  Net sales increased 21.2% for the third quarter of 2011 compared to the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Quarter Ended 09/30/11	Quarter Ended 09/30/10	$ Change	% Change
Same store sales	76	$8,678,135	$7,212,443	$1,465,692	20.3%
New store sales	1	66,311	-	66,311	N/A
Total sales		$8,744,446	$7,212,443	$1,532,003	21.2%

The following table presents sales mix by customer categories for the quarters ended September 30, 2011 and 2010 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	09/30/11	09/30/10
RETAIL (end users, consumers, individuals)	59%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	33%	32%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3%	1%
	100%	100%

The retail stores averaged approximately $38,000 in sales per month for the third quarter of 2011.

Sales to each customer group increased compared to the third quarter of 2010 with the largest increases in sales to our Retail and Wholesale customer groups.  Operating income increased $293,000, or 56.4%, from the comparative 2010 quarter.  Operating income as a percentage of sales increased from 7.2% in the third quarter of 2010 to 9.3% in the third quarter of 2011.  Our gross profit margin improved slightly from 58.8% to 59.2%.  Operating expenses as a percentage of sales decreased from 51.6% to 50.0% as sales grew at a faster rate than that of expenses during the quarter.  Operating expenses increased $647,000 over the third quarter of 2010.  The new store opened in June 2011 accounted for additional operating expenses of $42,000.  Employee compensation and benefits increased $320,000. Advertising and marketing expenses increased $109,000.  Due to the increase in sales, shipping costs to customers and credit card fees increased $41,000 and $23,000, respectively.

International Leathercraft

Consisting of one store located in the UK at September 30, 2011, this division’s sales totaled $491,000 for the third quarter of 2011, compared to $415,000 in the third quarter of 2010, an improvement of 18%. Gross profit margin as a percentage of sales increased significantly from the third quarter of 2010, from 58.9% to 66.5%.  We determine UK selling prices taking into consideration the currency conversion between the U.S. dollar and the Great Britain pound.  Even so, our UK store generates higher profit margins than that of a comparable U.S. store due to a beneficial product mix, selling more higher margin tools and supplies and less lower margin leather.  Operating expenses totaled $212,000 in the third quarter of 2011, up from $197,000 in the third quarter of 2010.  Employee compensation is this division’s largest expense, followed by advertising expense, shipping costs to customers, and rent.

Other Income (Expenses)

We paid $62,000 in interest expense in the third quarter of 2011, compared to $67,000 in interest expense in the third quarter last year.  We earned $15,000 in interest income during the third quarter of 2011, up from last year’s third quarter interest income earned of $10,000.  We recorded income of $145,000 during the third quarter of 2011 related to currency fluctuations from our Canadian and UK operations.  Comparatively, in the third quarter of 2010, we recorded income of $6,000 for currency fluctuations.

Nine Months Ended September 30, 2011 and 2010

The following table presents selected financial data of each of our three segments for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$19,341,919	$1,709,226	$18,849,015	$1,667,718
Retail Leathercraft	26,327,904	2,857,986	22,535,418	2,210,932
International Leathercraft	1,528,559	336,428	1,195,120	177,885
Total Operations	$47,198,382	$4,903,640	$42,579,553	$4,056,535

Consolidated net sales for the nine months ended September 30, 2011 were up 11% compared to the same period in 2010, increasing $4.6 million.  All three reporting segments contributed to the sales increase.  Retail Leathercraft contributed the largest sales increase of $3.8 million, followed by Wholesale Leathercraft reporting an increase of $493,000 and International Leathercraft reporting an increase of $333,000.  Operating income on a consolidated basis for the nine months ended September 30, 2011 was up 20.9% compared to the first nine months of 2010, increasing $847,000.

The following table shows in comparative form our consolidated net income for the nine months of 2011 and 2010:

	2011	2010	% change
Net income	$3,056,038	$2,603,128	17.4%

Wholesale Leathercraft

Net sales increased 2.6%, or $493,000, for the first nine months of 2011 as follows:

	# Stores	Nine Months Ended 09/30/11	Nine Months Ended 09/30/10	$ Change	% Change
Same store sales	29	$17,133,069	$16,270,557	$862,512	5.3%
Closed store	1	-	274,162	(274,162)	N/A
National account group		2,208,850	2,304,296	(95,446)	(0.4)%
Total sales		$19,341,919	$18,849,015	$492,904	2.6%

The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
Customer Group	09/30/11	09/30/10
RETAIL (end users, consumers, individuals)	31%	28%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	42%
MANUFACTURERS	7%	8%
NATIONAL ACCOUNTS	12%	15%
	100%	100%

Operating income for Wholesale Leathercraft for the first nine months of 2011 increased by $42,000 from the comparative 2010 period, an improvement of 2.5%.  Compared to the first nine months of 2010, operating expenses increased $248,000 for the first nine months of 2011, while remaining constant as a percentage of sales at 52.1%.

Retail Leathercraft

Net sales were up 16.8% for the first nine months of 2011 over the same period last year.

	# of Stores	Nine Months Ended 09/30/11	Nine Months Ended 09/30/10	$ Change	% Change
Same (existing) store sales	75	$26,013,673	$22,391,758	$3,621,915	16.2%
New store sales	2	314,231	143,660	170,571	118.7%
Total sales		$26,327,904	$22,535,418	$3,792,486	16.8%

The following table presents sales mix by customer categories for the nine months ended September 30, 2011 and 2010 for our Retail Leathercraft operation:

	Nine Months Ended
Customer Group	09/30/11	09/30/10
RETAIL (end users, consumers, individuals)	60%	63%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	31%	30%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3%	1%
	100%	100%

The retail stores averaged approximately $38,000 in sales per month for the first three quarters of 2011.

Operating income for the first nine months of 2011 increased $647,000 from the comparative 2010, improving as a percentage of sales from 9.8% in the first nine months of 2010 to 10.9% in same period of 2011.  Gross margin decreased slightly from 60.6% to 60.1%.  Operating expenses decreased as a percentage of sales from 50.8% during the first nine months of 2010 to 49.3% during the first nine months of 2011, indicating that sales grew faster than expenses.

International Leathercraft

Consisting of one store located in the UK, this division’s sales totaled $1,529,000 for the first nine months of 2011, compared to $1,195,000 in the first nine months of 2010, an increase of 27.9%.  Gross profit margin was 65.2% for the first nine months of this year, improving from 61.3% in the same period of 2010.  UK selling prices are determined based on the currency conversion between the U.S. dollar and the Great Britain pound.  Even so, the store generates higher profit margins than that of a comparable U.S. store as it sells a heavier mix of higher margin tools and supplies and less lower margin leather.  Operating expenses totaled $660,000 in the first three quarters of 2011, up from $555,000 in the first three quarters of 2010.  Employee compensation is this segment’s largest expense, followed by advertising expenses and shipping costs to customers.

Other Expenses

We paid $186,000 in interest on our bank debt in the first nine months of 2011, compared to $199,000 in the first nine months of 2010.  Due to the reduction in certificates of deposit held this year compared to last year,  we recorded $33,000 in interest income on our cash balances in the nine months ended September 30, 2011 compared to $67,000 a year ago.  We recorded income of $7,000 for currency fluctuations in the first nine months of 2011.  Comparatively, in the first nine months of 2010, we recorded an expense of $68,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets were $42.2 million at September 30, 2011, up $1.6 million from $40.6 million at year-end 2010.  Total stockholders’ equity increased from $29.8 million at December 31, 2010 to $32.6 million at September 30, 2011, the increase being attributable to earnings in the first three quarters of this year.  Our current ratio increased from 4.2 at December 31, 2010 to 5.5 at September 30, 2011 due primarily to a decrease in accrued expenses and income taxes payable during the first nine months of 2011.

Our investment in inventory increased by $315,000 from year-end 2010 to September 30, 2011.  While total inventory only increased minimally from year end, we held approximately $1 million in extra inventory in anticipation of our new stores to be opened overseas.  Inventory turnover reached an annualized rate of 3.09 times during the first nine months of 2011, slightly more than 3.01 times for the same period in 2010.  Inventory turnover was 3.23 times for all of 2010.  We compute our inventory turns as sales divided by average inventory.  As of September 30, 2011, our total inventory on hand was approximately 11% over our internal targets for optimal inventory levels.  While sales remain strong and leather prices remain high, we will continue to buy large quantities of our stock leathers at special prices as those opportunities present themselves in order to relieve pressure on our gross margins.  These purchases, along with inventory held to support the new international stores opening, accounted for the excess inventory.

Trade accounts receivable was $1.5 million at September 30, 2011, up $286,000 from $1.2 million at year-end 2010.  The average days to collect accounts for the first nine months of 2011 were 49 days, up slightly from the same period in 2010 of 46 days.  We are monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts in the current economic environment.

Accounts payable increased to $1.8 million at September 30, 2011 compared to $1.2 million at year-end 2010, due to the increase of inventory purchases during the first nine months of 2011 in response to our sales increase.  Accrued expenses decreased $1.5 million from December 31, 2010 to September 30, 2011 primarily due to a reduction in inventory in transit compared to year-end 2010.

During the first nine months of 2011, cash flow provided by operating activities was $1.6 million.  Net income of $3.1 million was offset by a reduction in accrued liabilities of $1.5 million and accounted for the majority of the operating cash provided in the first nine months.  By comparison, during the first nine months of 2010, cash flow used by operating activities was $766,000.  Net income of $2.6 million and an increase in accounts payable of $1.4 million offset by the increase in inventory of $4.0 million and other current assets of $1.8 million, accounted for the majority of the operating cash used.

Cash flow provided by investing activities totaled $246,000 in the first three quarters of 2011, consisting primarily of maturities of certificates of deposit, offset by purchases of store fixtures and computer equipment.  In the first nine months of 2010, cash provided by investing activities totaled $2.4 million, consisting primarily of net maturities of certificates of deposit.

Cash flow used by financing activities totaled $152,000 in the first nine months of 2011, consisting of debt repayments.  In the first nine months of 2010, cash flow used by financial activities totaled $7.7 million, consisting primarily of a cash dividend paid of $7.7 million.  Proceeds received from issuance of common stock of $170,000, offset by debt repayments of $152,000, minimally reduced cash used in financing activities.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For disclosures about market risk and foreign currency exchange risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2010.  We believe that our exposure to market risks has not changed significantly since December 31, 2010.  We expect that our exposure to foreign currency exchange risk will increase as our international presence increases.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 14, 2011	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: November 14, 2011	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)