Form 10-K
period 2011-12-31
TANDY LEATHER FACTORY INC
filed 2012-03-30
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

         (Mark One)
        [X]                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2011
OR

        [  ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the transition period ________ to ________

Commission File Number 1-12368
Tandy Leather Factory, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2543540
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1900 Southeast Loop 820, Fort Worth, TX 76140	817/872-3200
(Address of Principal Executive Offices and Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0024	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ] (The registrant is not yet required to submit Interactive Data)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $43,549,114 at June 30, 2011 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).  At March 26, 2012, there were 10,156,442 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2012, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and some of our do-it-yourself kits.  During 2011, our consolidated sales totaled $66.1 million of which approximately 15% were export sales.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

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

Our Development in Recent Years

We have expanded our wholesale store chain by opening new stores and by making numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996.  By 2000, our wholesale chain we had grown to 27 Leather Factory stores located in the United States and two Leather Factory stores in Canada.   In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company.  In 2002, we began opening retail stores under the "Tandy Leather" name and also opened our thirtieth wholesale store – our third in Canada.  From 2002 to 2009, we purchased eleven independent leathercraft retail stores, including Heritan Ltd. and its parent, our primary Canadian competitor, and opened another 64 retail stores.  In 2007, we purchased Mid-Continent Leather Sales, Inc., a competitor located in Oklahoma, a wholesale store.  In 2008, we opened one combination wholesale and retail store in Northampton, United Kingdom.  In 2010, we opened one retail store in Canada.  In 2011, we opened one combination wholesale and retail store in Sydney, Australia and one retail store in the U.S.

At December 31, 2011, we operated 29 wholesale stores operating under the Leather Factory name (26 in the U.S. and three in Canada).  We also operated 77 retail stores operating under the Tandy Leather name (70 in the U.S. and seven in Canada) as well as two combination wholesale and retail stores operating under the Tandy Leather Factory name in the United Kingdom and Australia.  We closed Mid-Continent Leather Sales, a wholesale store, in October 2010.

Tandy Leather Factory, Inc. wholly-owns eleven subsidiaries which create three operating segments as follows:

Segment	Subsidiaries included:
Wholesale Leathercraft	The Leather Factory, LP; The Leather Factory of Canada, Ltd (3 stores)
Retail Leathercraft	Tandy Leather Company, LP; The Leather Factory of Canada, Ltd (7 stores)
International Leathercraft	Tandy Leather Factory UK Ltd. Tandy Leather Factory Australia Pty Ltd Tandy Leather Factory Espana, SL

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores.  The following tables provide summary store count information by segment in each of our fiscal years from 1999 to 2011.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2011

	Wholesale Leathercraft				Retail Leathercraft			International Leathercraft
Year Ended	Opened	Conv. (1)	Closed	Total	Opened (2)	Closed	Total	Opened	Closed	Total
Balance Fwd				22			N/A			N/A
1999	4	-	-	26	-	-	-	-	-	-
2000	2	-	-	28	1*	-	1	-	-	-
2001	2	-	-	30	-	-	1	-	-	-
2002	1	(1)	-	30	14	1*	14	-	-	-
2003	-	-	-	30	12	-	26	-	-	-
2004	-	-	-	30	16	-	42	-	-	-
2005	-	-	-	30	8	-	50	-	-	-
2006	-	(1)	-	29	12	-	62	-	-	-
2007	1^	-	-	30	10	-	72	-	-	-
2008	-	-	-	30	1	-	73	1	-	1
2009	-	-	-	30	2	-	75	-	-	1
2010	-	-	1^	29	1	-	76	-	-	1
2011	-	-	-	29	1	-	77	1	-	2

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2)  Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 which was closed in 2002.
(^)  Wholesale store operating as Mid-Continent Leather Sales

No single customer’s purchases represented more than 3% of our total sales in 2011, although two customers’ purchases totaled 10% of Wholesale Leathercraft’s sales in 2011.  Retail Leathercraft and International Leathercraft segments did not have any customers whose purchases represented a significant portion of their sales.  Sales to our five largest customers represent 5.5%, 5.5% and 6.3% of consolidated sales in 2011, 2010 and 2009, respectively.  While management does not believe the loss of one of these customers would have a significant negative impact on our consolidated operations, it does believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Our Operating Segments

We service our customers primarily through the operation of three segments.  We identify those segments based on management responsibility, customer focus, and store location.  The Wholesale Leathercraft segment consists of 29 wholesale stores of which 26 are located in the United States and three are located in Canada.  As of March 1, 2012, the Retail Leathercraft segment consists of 77 Tandy Leather retail stores of which 70 are located in the United States and seven are located in Canada.  Both of these segments sell leather and leathercraft-related products.  The International Leathercraft segment consists of all stores, wholesale or retail, located outside of North America.  As of March 1, 2012, we had three such stores, one located in the United Kingdom, one located in Australia, and one located in Spain.

Information regarding net sales, gross profit, operating income and total assets, attributable to each of our segments, is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8. Financial Statements and Supplementary Data in Note 14, Segment Information, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and Canada through wholesale stores operating under the name, “The Leather Factory”.   This segment had net sales of $26.5 million, $25.9 million and $25.1 million for 2011, 2010 and 2009, respectively.

General We operate wholesale stores in 20 states and three Canadian provinces.  The stores range in size from 2,350 square feet to 15,500 square feet, with the average size of a store being approximately 5,000 square feet.    The type of premises utilized for our wholesale stores is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access.  This type of location typically offers lower rents compared to other more retail-oriented locations.

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

Our wholesale stores serve customers through various means including walk-in traffic, phone, internet and mail order.  We also employ a distinctive marketing tactic in that we maintain an internally-developed target customer mailing list for use in our aggressive direct mail advertising campaigns.  We staff our stores with experienced managers whose compensation is tied to the operating profit of the store they manage.  Sales are generated by the selling efforts of the store personnel, our direct mail advertising, our website (www.tandyleatherfactory.com), and our participation at trade shows.

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

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographic areas where we do not have a company-owned store.  An unrelated person operating an existing business could become an ASC by submitting an application and upon approval, placing a minimum initial order and meeting minimum annual purchase amounts.  In exchange, the benefits to the ASC are free advertising in various sales flyers produced and distributed by us, preferred pricing on certain products, advance notice of new products, and priority shipping and handling of orders.  In 2011, the ASC program was eliminated in North America as the number and location of our stores were deemed sufficient to represent each geographic area.  We currently have 8 ASC’s located outside of North America.

We have two customers whose purchases total 10% of our Wholesale Leathercraft segment’s sales.  While management believes that the loss of these customers would be noticeable and could temporarily affect this segment’s operating results, the impact would not be so significant as to bring into question the segment’s ability to generate operating profit.

Merchandise  Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, lace, hand tools, kits and craft supplies.  We operate a light manufacturing facility in Fort Worth, Texas whose processes generally involve cutting leather into various shapes and patterns using metal dies.  The factory produces approximately 20% of our products and also assembles and repackages products as needed.  Products manufactured in our factory are distributed through our stores under the TejasTM brand name.  We also distribute product under the Tandy LeatherTM, Eco-FloTM, CraftoolTM and Dr. Jackson'sTM brands.  We develop new products through the ideas and referrals of customers and store personnel as well as the analysis of fads and trends of interest in the market.

We offer an unconditional satisfaction guarantee to our customers.  Simply stated, we will accept product returns for any reason.  We believe this liberal policy promotes customer loyalty.  We offer credit terms to our non-retail customers upon receipt of a credit application and approval by our credit manager.  Generally, our open accounts are net 30 days.

During 2011, 2010, and 2009, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2011 Sales Mix	2010 Sales Mix	2009 Sales Mix
Belts strips and straps	3%	3%	2%
Books, patterns, videos	2%	2%	2%
Buckles	4%	4%	4%
Conchos^	4%	4%	4%
Craft supplies	5%	5%	6%
Dyes, finishes, glues	6%	6%	6%
Hand tools	15%	14%	13%
Hardware	7%	7%	7%
Kits	7%	8%	8%
Lace	7%	7%	9%
Leather	35%	36%	35%
Stamping tools	5%	4%	4%
	100%	100%	100%
^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable.  Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors.  For additional information regarding our cash, inventory and accounts receivable at the end of 2011 and 2010, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers We purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States and in approximately 15 foreign countries. In 2011, our 10 largest vendors accounted for approximately 67% of our inventory purchases.

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

Overall, we believe that our relationships with suppliers are strong and do not anticipate any material changes in these supplier relationships.  Due to the number of alternative sources of supply, we do not believe that the loss of any of these principal suppliers would have a material impact on our operations.

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

Expansion   Our wholesale store expansion across the United States has been fairly consistent since we purchased the original six stores in 1985.  We opened our thirtieth store in August 2002.  We converted one wholesale (Leather Factory) store to a retail (Tandy Leather) store in 2006, reducing the number of wholesale stores to 29.  We acquired Mid-Continent Leather Sales in 2007, a wholesale store located in Oklahoma, increasing the number of wholesale stores to 30, but subsequently closed it in 2010, reducing the number of wholesale stores again to 29.  While we do not believe there is a significant and immediate opportunity for expansion of the Leather Factory store system in terms of opening additional locations, we do believe expansion could be achieved by acquiring companies in related areas/markets which offer collaborative advantages based on the local markets and/or the product lines of the businesses.

Retail Leathercraft

Our Retail Leathercraft segment consists of a growing chain of retail stores operating under the name, “Tandy Leather.”  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry.  This retail segment offers a product line of quality tools, leather, accessories, kits and teaching materials.   It had net sales of $37.4 million, $32.3 million and $28.1 million for 2011, 2010 and 2009, respectively.

General   As of March 1, 2012, the Tandy Leather retail chain has 77 stores located in 36 states and six Canadian provinces with plans to reach 100 to 120 stores as opportunities arise.  The stores range in size from 1,100 square feet to 4,500 square feet, with the average size of a store being approximately 2,000 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.

Business Strategy Tandy Leather has long been known for its reputation in the leathercraft industry and its commitment to promoting and developing the craft through education and customer development.  Our commitment to this strategy is evidenced by our re-establishment of the retail store chain throughout the United States and Canada following our acquisition of the assets of Tandy Leather in 2000.  We continue to broaden our customer base by working with various youth organizations and institutions where people are introduced to leathercraft, as well as hosting classes in our stores.

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

Customers Individual retail customers are our largest customer group, representing approximately 65% of Tandy Leather's 2011 sales.  Youth groups, summer camps, schools and a limited number of wholesale customers complete our customer base.  Like the wholesale stores, the retail stores typically fill orders as they are received, and there is no order backlog.  The retail stores maintain reasonable amounts of inventory to fill these orders.  Tandy Leather’s retail store operations historically generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (28-30% of annual sales), while the other three quarters remain fairly even at 23-25% of annual sales each quarter.

No single customer’s purchases represented more than 1% of Retail Leathercraft’s sales in 2011.

Merchandise Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes and stamping tools.  During 2011, 2010 and 2009, Retail Leathercraft division sales by product category were as follows:

Product Category	2011 Sales Mix	2010 Sales Mix	2009 Sales Mix
Belts strips and straps	5%	5%	5%
Books, patterns, videos	2%	2%	3%
Buckles	4%	4%	4%
Conchos	4%	4%	4%
Craft supplies	3%	4%	4%
Dyes, finishes, glues	7%	8%	8%
Hand tools	16%	15%	16%
Hardware	7%	6%	6%
Kits	9%	10%	10%
Lace	3%	3%	4%
Leather	35%	34%	31%
Stamping tools	5%	5%	5%
	100%	100%	100%

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

Expansion   We intend to expand the Tandy Leather retail store chain to between 100 and 120 stores throughout North America as it makes financial sense to do so. 14 stores were opened in 2002; 12 stores were opened in 2003; 16 were opened in 2004 (including four in Canada); eight were opened in 2005, 12 were opened in 2006, ten were opened in 2007; one was opened in 2008, two were opened in 2009, one was opened in 2010, and one was opened in 2011.  Of the 77 stores opened as of December 31, 2011, 11 were independent leathercraft stores that we acquired.  Separately, these acquisitions are not material.  The other 66 stores have been new stores opened by us.

International Leathercraft

Our International Leathercraft segment consists of company-owned stores located outside of North America.  As of December 31, 2011, there were two wholesale/retail combination stores in this segment:  one in Northampton, United Kingdom, which we opened in February 2008, and one in Sydney, Australia, which we opened in October 2011.  The stores operate under the Tandy Leather Factory trade name.  This segment had net sales of $2.1 million, $1.7 million and $1.3 million in 2011, 2010 and 2009, respectively.  A new store was opened in Spain in January 2012, bringing the number of stores in this segment to three currently.

Business Strategy   The business concept for our International Leathercraft division is a blending of our Leather Factory and Tandy Leather business strategies – the wholesale distribution of leather and related accessories to retailers, manufacturers and other businesses, as well as the promotion and continuance of leathercraft through education and development of the retail customers.  The stores average 7,600 square feet and are located in light industrial areas.  We maintain sufficient inventory so that our customers can purchase the leather, related accessories and supplies necessary to complete their projects from one supplier.  The layout of the store is such that large quantities of product can be displayed in an easily accessible and visually appealing manner.  The store services walk-in, mail and phone order customers as well as orders generated from our website, www.tandyleatherfactory.com.  Sales are driven by the efforts of the store staff, trade shows, and our direct mail and e-mail marketing programs.

Customers   The growing customer base consists of individuals, wholesale distributors, equine-related shops, cobblers, dealers, and retailers dispersed geographically throughout Europe, Australia, and Asia.  Retail sales generally occur via cash transactions or through national credits cards.  We also sell on open account to selected wholesale customers including dealers, manufacturers, and retailers.  Like our USA stores, our international stores have an unconditional return policy.

Merchandise   The products sold in our international stores are also sold in our North America stores.  Therefore, the discussion above regarding products, their sources and the working capital requirements for the Wholesale and Retail Leathercraft divisions also apply here.

Operations   Hours of operation are 8:00 am to 5:00 pm Monday through Friday, and from 8:00 am to 2:00 pm on Saturdays.  Selling prices are consistent with the USA store pricing, adjusted for currency fluctuation.

Competition Our competitors are generally small, independently-owned retailers who, in some cases, are also our customers.  We compete on price, availability of merchandise, and delivery time.  While there is competition in connection with a number of the products we carry, to our knowledge there is no direct competition affecting our entire product line.  We believe our ability to stock a full range of products give us an advantage over most local competitors.

Distribution   The international stores receive the majority of inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor.  Inventory is shipped from our warehouse to the store several times per month to meet customer demand without sacrificing inventory turns.  Customer orders are typically filled as received, and we do not have backlogs.

Expansion   We intend to expand further internationally.  In January 2012, we opened a store in Spain.  We intend to grow our customer base throughout Europe as well as other parts of the world so that we can support additional stores.

For more information about our business and our reportable segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 10.

Additional Information

Compliance With Environmental Laws Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings or competitive position.

Employees As of December 31, 2011, we employed 534 people, 443 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

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

International Operations Information regarding our revenues from the United States and abroad and our long-lived assets are found in Note 15 to our Consolidated Financial Statements, Segment Information.  For a description of some of the risks attendant to our foreign operations, see Item 1.A “Risk Factors” on page 5.

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

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 26, 2012:

Name and Age	Position	Served as Executive Officer Since
Jon W. Thompson, 50	Chief Executive Officer since July 2009; President and Chief Operating Officer since June 2008; Vice President from June 1993 to June 2008	2008

Shannon L. Greene, 46	Chief Financial Officer since May 2000; Treasurer and Chief Accounting Officer since 2001	2000

Mark J. Angus, 51	Senior Vice President and Assistant Secretary since June 2008; Operational Vice President of Merchandising since June 1993	2008

William M. Warren, 68	Secretary and Corporate Counsel	1993

Jon W. Thompson has served as our Chief Executive Officer since July 2009.  He has also served as President and Chief Operating Officer since June 2008.  He served as Vice President from June 1993 to June 2008.  Mr. Thompson is the son of Wray Thompson, Chairman of the Board.

Shannon L. Greene has served as our Chief Financial Officer and Treasurer since May 2000 and director since January 2001.  Ms. Greene is also our Chief Accounting Officer.  Ms. Greene, a certified public accountant, also serves on our 401(k) Plan committee.  Her professional affiliations include the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and its Fort Worth chapter, and Financial Executives International and its Fort Worth chapter.  She is also a member of the Board of Directors of the U.S. Chamber of Commerce and serves as chairman of the Chamber’s Corporate Leadership Advisory Council.  She is a member of the SEC Advisory Committee on Small and Emerging Companies as well as the Professional Standards Committee of the Texas Society of Certified Public Accountants.

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

The prices we pay our suppliers for our products are dependent in part on the market price for leather, metals, and other products.  The cost of these items may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates, political considerations, and other unpredictable factors.  Leather prices world-wide have increased significantly in the past year due to demand and the outlook for future prices is uncertain.  Increases in these costs, together with other factors, will make it difficult for us to sustain the gross margin level we have achieved in recent years and result in a decrease in our profitability unless we are able to pass higher prices on to our customers or reduce costs in other areas.  Accordingly, such increases in costs could adversely affect our business and our results of operations.

Further, continued involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect our inventory sources.  Finally, livestock diseases such as mad cow could reduce the availability of hides and leathers or increase their cost.  The occurrence of any of the events could adversely affect our business and our results of operations.

Our business could be harmed if we are unable to maintain our brand image.

Tandy Leather is one of the most recognized brand names in our industry.  Our success to date has been due in large part to the strength of that brand.  If we are unable to provide quality products and exceptional customer service to our customers, including education, which Tandy Leather has traditionally been known for, our brand name may be impaired which could adversely affect our operating results.

Risks Related to Our Business

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced solid sales and earnings growth recently.  Many specialty retailers have experienced periods of growth in sales and earnings followed by periods of declining sales and losses.  Our business may be similarly affected in the future.  We anticipate that our future growth will depend on a number of factors, including the strength and protection of our brand name, the market success of our current and future products, the success of our growth strategies, and our ability to manage our future growth.  Further, our future success will depend substantially on the ability of our management team to manage our growth effectively, optimizing our operational, administrative, financial and legal procedures in order to maximize profitability.  If we fail to manage our growth effectively, our future operating results could be adversely affected.

Our profitability may decline as a result of increasing pressure on margins.

Our industry is subject to significant pricing pressure caused by many factors, including fluctuations in the cost of the leathers and metal products that we purchase and changes in consumer spending patterns and acceptance of our products.  Changes in consumers’ product preferences or lack of acceptance of our products whose costs have increased may prohibit us from passing those increases on to customers which could cause our gross margin to decline.  If our product costs increase and our sale prices do not, our future operating results could be adversely affected unless we are able to offset such gross margin declines with comparable reductions in operating costs.

We may be unsuccessful in implementing our planned international expansion, which could impair the value of our brand, harm our business and negatively affect our results of operation.

We plan to grow our net sales and net earnings from our International Leathercraft segment by opening stores in various international markets.  As we expand outside of North America, we may incur significant costs relating to starting up, maintaining and expanding foreign operations.  Such costs may include, but are not limited to, obtaining locations for stores, hiring personnel, and travel expenses.  We may be unable to open and operate new stores successfully and as a result, our growth may be limited, unless we are able to identify desirable sites for store locations, negotiate acceptable lease terms, hire, train and retain competent store personnel; manage inventory effectively to meet the needs and demands of customers on a timely basis, manage foreign currency risk effectively, and achieve acceptable operating margins from the new stores.  We cannot be sure that we can successfully open new stores or that our new stores will be profitable.  If we are unable to successfully open new stores or our new stores are not profitable, our business and our results of operations could be adversely affected.

As we continue to increase our international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control, such as political instability or acts of terrorism, which disrupt trade with the countries in which our suppliers or customers are located; local business practices that do not conform to legal or ethical guidelines; restrictions or regulations relating to imports or exports; additional or increased customs duties, tariffs, taxes and other charges on imports; significant fluctuations in the value of the dollar against foreign currencies; social, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in these markets; and restrictions on the transfer of funds between the United States and foreign jurisdictions.  The occurrence of any of these events could adversely affect our business and our results of operations.

Our success depends on the continued protection of our trademarks and other proprietary intellectual property rights.

Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce our trademark and other proprietary intellectual property rights could harm our business.  We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis.  Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming, and we may be unable to adequately protect our intellectual property or determine the extent of any unauthorized use.  Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation or counterfeiting of our products by others, which may not only erode sales of our products but may also cause significant damage to our brand name.  Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others.  Even if we are successful in these actions, the costs we incur could have a material adverse affect on us.

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

Other uncertainties, which are difficult to predict and many of which are beyond our control, may occur as well and may adversely affect our business and our results of operations.

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

The following table summarizes the locations of our leased premises as of December 31, 2011:

State	Wholesale Leathercraft	Retail Leathercraft	International
Alabama	-	1	n/a
Alaska	-	1	n/a
Arizona	2	3	n/a
Arkansas	-	1	n/a
California	3	7	n/a
Colorado	1	3	n/a
Connecticut	-	1	n/a
Florida	1	3	n/a
Georgia	-	1	n/a
Idaho	-	1	n/a
Illinois	1	1	n/a
Indiana	-	2	n/a
Iowa	1	-	n/a
Kansas	1	-	n/a
Kentucky	-	1	n/a
Louisiana	1	-	n/a
Maryland	-	1	n/a
Massachusetts	-	1	n/a
Michigan	1	1	n/a
Minnesota	-	2	n/a
Missouri	1	2	n/a
Montana	1	-	n/a
Nebraska	-	1	n/a
Nevada	-	2	n/a
New Mexico	1	2	n/a
New York	-	1	n/a
North Carolina	-	2	n/a
North Dakota	-	1	n/a
Ohio	1	2	n/a
Oklahoma	-	2	n/a
Oregon	1	-	n/a
Pennsylvania	1	2	n/a
South Carolina	-	1	n/a
South Dakota	-	1	n/a
Tennessee	1	3	n/a
Texas	5	9	n/a
Utah	1	3	n/a
Virginia	-	1	n/a
Washington	1	2	n/a
Wisconsin	-	1	n/a
Wyoming	-	1	n/a

Canadian locations:
Alberta	1	1	n/a
British Columbia	-	1	n/a
Manitoba	1	-	n/a
Nova Scotia	-	1	n/a
Ontario	1	2	n/a
Quebec	-	1	n/a
Saskatchewan	-	1	n/a

International locations:
United Kingdom	n/a	n/a	1
Australia	n/a	n/a	1

ITEM 3.   LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 9 to the consolidated financial statements included in Item 8 of this Report.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market using the symbol “TLF”.  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2011	High	Low	2010	High	Low
4th quarter	$5.00	$4.17	4th quarter	$4.77	$4.25
3rd quarter	$5.25	$4.29	3rd quarter	$4.70	$3.72
2nd quarter	$5.22	$4.45	2nd quarter	$5.97	$3.70
1st quarter	$5.35	$4.50	1st quarter	$4.20	$3.50

There were approximately 460 stockholders of record on March 26, 2012.

In May 2010, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to our shareholders of record at the close of business on June 3, 2010. The dividend, totaling $7.7 million, was paid to our shareholders on July 5, 2010. Furthermore, on February 14, 2012, our Board of Directors authorized a $0.25 per share special one-time cash dividend that will be paid to our stockholders of record at the close of business on March 1, 2012.  We expect that this dividend will be payable on April 2, 2012.  We did not make any dividend payments prior to 2010.  Our Board of Directors will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2011 that were not registered under the Securities Act.

We did not repurchase any shares of our common stock during the fourth quarter of 2011.

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock.  The information is aggregated in two categories:  plans previously approved by our stockholders and plans not approved by our stockholders.  The table includes information for officers, directors, employees and non-employees.  All information is as of December 31, 2011.

Plan Category	Column (a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Column (b) Weighted-average exercise price of outstanding options, warrants and rights	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)
Equity compensation plans approved by stockholders	115,600	$4.40	45,400
Equity compensation plans not approved by stockholders	-	-	-
TOTAL	115,600	$4.40	45,400

Stockholder Return Performance Graph

The line graph below compares the yearly percentage change in our cumulative five-year total stockholder return on our common stock with the Standard & Poor’s SmallCap 600 Index and the S&P Specialty Stores Index.  The graph assumes that $100 was invested on December 31, 2006 in our common stock, the Standard & Poor’s SmallCap 600 Index, and the S&P Specialty Stores Index, and that all dividends were reinvested.  The returns shown on the graph are not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
Tandy Leather Factory, Inc.

Company Name / Index	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10	Dec 11
TANDY LEATHER FACTORY	100	40.52	26.64	48.45	68.53	70.85
S&P SMALLCAP 600 INDEX	100	99.70	68.72	86.29	108.99	110.10
S&P SPECIALTY STORES	100	73.40	46.54	70.50	73.56	56.93

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

Income Statement Data, Years ended December 31,	2011	2010	2009	2008	2007
Net sales	$66,102,947	$59,892,870	$54,482,739	$52,491,538	$54,219,728
Gross profit	40,337,159	36,250,857	32,609,374	31,050,359	31,180,332
Operating income	7,706,650	6,635,611	5,095,101	4,025,342	4,321,031
Net income from continuing operations	4,753,969	4,158,491	3,261,143	2,511,847	2,895,522
Income from discontinued operations, net of tax	(1,368)	1,766	56,914	92,336	192,609
Net income	$4,752,601	$4,160,257	$3,318,057	$2,604,183	$3,088,131

Net income per share from continuing operations
Basic	$0.47	$0.41	$0.31	$0.23	$0.26
Diluted	$0.47	$0.41	$0.31	$0.23	$0.26

Net income per share including discontinued operations
Basic	$0.47	$0.41	$0.32	$0.24	$0.28
Diluted	$0.47	$0.41	$0.31	$0.24	$0.28

Weighted average common shares outstanding for:
Basic EPS	10,156,442	10,208,944	10,471,103	10,931,306	10,951,481
Diluted EPS	10,182,098	10,251,863	10,535,736	11,015,657	11,157,775

Cash dividend declared per common share	-	$0.75	-	-	-

Balance Sheet Data, as of December 31,	2011	2010	2009	2008	2007
Cash and certificates of deposit	$11,189,484	$5,915,339	$12,908,962	$10,821,298	$6,810,396
Total assets	45,502,915	40,595,574	43,327,231	40,975,913	37,651,506
Capital lease obligation, including current portion	-	-	-	593,949	-
Long-term debt, including current portion	3,307,500	3,510,000	3,712,500	3,915,000	4,050,000
Total Stockholders’ Equity	$34,433,801	$29,761,594	$33,359,655	$31,264,762	$29,815,504

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

This discussion should be read in conjunction with our financial statements as of December 31, 2011 and 2010 and the two years then ended and the notes accompanying those financial statements.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

Summary

We are the world's largest specialty retailer and wholesale distributor of leather and leathercraft-related items.  Our operations are centered on operating retail and wholesale stores.  We have built our business by offering our customers quality products in one location at competitive prices.  The key to our success is our ability to grow our base business.  We grow that business by opening new locations and by increasing sales in our existing locations.  We intend to continue to expand both domestically and internationally.

We operate in three segments.  First, Wholesale Leathercraft, consisting of our Leather Factory stores and our national account sales group, which sells to large national store chains, is our oldest segment with sales of $26.5 million in 2011.  Historically, in normal economic conditions, this division has generally offered steady but very modest increases in sales.  Sales in 2011 increased 2.4% compared to 2010.  Compared to 2010, the wholesale stores’ sales increased 2.3% and national account sales were up 3.9%.  Sales at our stores are showing signs of recovery despite cautious consumer spending as a result of the weak U.S. economy.  Sales to national accounts tend to be less consistent.

Since acquiring its assets in 2000, Tandy Leather has been re-established as the operator of retail leathercraft stores.  (Prior to our acquisition in 2000, all of the Tandy Leather retail stores had been closed.)  These retail stores comprise our Retail Leathercraft segment. This segment has experienced the greatest increases in sales ($37.4 million in 2011, up from $32.3 million in 2010) and is our largest source of revenues.  We expect to grow the number of stores to 100+ from 77 stores in operation at the end of 2011.  Our pace of store openings has slowed in the last several years due to the general economic conditions in the U.S. and because of the lack of personnel qualified for store manager positions.  We expect to continue to open stores domestically but have not committed to a specific time frame at this point.  While the store opening schedule has slowed, we are generally attempting to relocate existing stores as the leases come up for renewal into larger spaces so that a larger amount of product is available to customers.  We believe that the increase in sales in this segment suggests that the store relocation strategy is successful.

Our International Leathercraft segment consists of company-owned stores located outside of North America.  At December 31, 2011, two combination retail/wholesale stores, with one located in the United Kingdom and the other located in Australia, comprised this segment.  In January 2012, we opened a store in Spain, bringing the number of stores in this segment to three.  It is our intention to open more stores in this segment once we have a large enough customer base to support additional stores.

On a consolidated basis, a key indicator of costs, gross margin as a percent of total net sales, increased in 2010 and in 2011.  Operating expenses increased at a slightly slower pace than that of sales, increasing 10% between 2010 and 2011 and 8% between 2009 and 2010.

We reported consolidated net income for 2011 of $4.7 million.  Consolidated net income for 2010 and 2009 was $4.2 million and $3.3 million, respectively.  We use our cash flow to fund our operations, to fund the opening of new stores, to purchase necessary property and equipment and to make acquisitions of small competitors in the retail and wholesale market.  In 2007, we incurred $4.0 million in bank debt to purchase a 191,000 square foot building to house our corporate headquarters and central support units.  We moved into that facility in the first quarter of 2008.  In 2010, we paid a one-time dividend to our stockholders, totaling $7.7 million.  At the end of 2011, our stockholders’ equity had increased to $34.4 million from $29.8 million the previous year.

Comparing the December 31, 2011 balance sheet with the prior year’s balance sheet, we decreased our investment in inventory from $20.2 million to $19.9 million, while total cash (including certificates of deposit) increased from $5.9 million to $11.2 million.

Net Sales

Net sales for the three years ended December 31, 2011 were as follows:
Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company	Incr from Prior Year
2011	$26,540,899	$37,435,832	$2,126,216	$66,102,947	10.4%
2010	$25,908,177	$32,291,442	$1,693,251	$59,892,870	9.9%
2009	$25,095,392	$28,079,863	$1,307,484	$54,482,739	3.8%

Our net sales increased by 10.4% in 2011 when compared with 2010 and increased by 9.9% in 2010 when compared with 2009.  In 2011 and 2010, all three segments reported sales increases compared to the prior year.

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

For 2011, our cost of sales decreased as a percentage of total net sales when compared to 2010, resulting in an increase in consolidated gross profit margin from 60.5% to 61.0%.  Our 2010 cost of sales as a percentage of our total net sales decreased as a percentage of total net sales when compared to 2009, resulting in an increase in consolidated gross profit margin from 59.9% to 60.5%.  Fluctuations in gross margin are primarily due to sales mix.  Retail sales are at a higher gross margin than that of wholesale sales.  Therefore, as retail sales increase at a faster pace than that of wholesale sales, gross margin increases accordingly.

Our gross margins for the three years ended December 31, 2011 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company
2011	61.3%	60.5%	66.9%	61.0%
2010	60.7%	60.2%	63.8%	60.5%
2009	58.5%	60.9%	63.6%	59.9%

Our operating expenses decreased minimally as a percentage of total net sales to 49.4% in 2011 when compared with 49.5% in 2010.  This decrease indicates that our operating expenses grew slightly slower than our sales during this period.  2011 operating expenses were $3.0 million higher than those of 2010.  Significant expense fluctuations in 2011 compared to 2010 are as follows:

Expense	2011 amount	Incr (Decr) over 2010
Employee compensation & benefits	$18.0 million	$2.1 million
Travel expense	330,000	(50,000)
Credit card fees	910,000	100,000
Rent & utilities	4.0 million	190,000
Professional fees and licenses	1.4 million	600,000
Freight out – shipping product to customers	1.7 million	120,000

The increase in employee compensation and benefits is due primarily to the increase in store manager compensation. Our store managers are paid a percentage of the operating profit generated by the store they manage as additional compensation, so as store profits increase, manager compensation increases.  Also included in benefits is our employee health benefit plan which has seen consistent cost increases compared to prior years.

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

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income and interest expense.  In 2011, we had other expense (net) of $165,000 compared to other expense (net) of $160,000 in 2010.  We received $16,000 in gas royalties.  We earned $34,000 in interest income on our cash and paid $248,000 in interest expense on our bank debt.  We had a currency exchange loss of $200 in 2011 compared to $187,000 in 2010.

In 2010, we had other expense (net) of $160,000 compared to other expense (net) of $134,000 in 2009.  We received $38,000 in gas royalties.  We earned $73,000 in interest income on our cash and paid $265,000 in interest expense on our bank debt.  We had a currency exchange loss of $187,000 in 2010 compared to $98,000 in 2009.

Net Income

During 2011, we earned net income of $4.7 million, a 14% increase over our net income of $4.2 million earned during 2010.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses and income tax expense.

During 2010, we earned net income of $4.2 million, a 25% increase over our net income of $3.3 million earned during 2009.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses.

Wholesale Leathercraft

The increases (or decreases) in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2011 were as follows:

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2011	2.4%	$2,803,034	4.2%	10.6%
2010	3.2%	$2,690,061	33.3%	10.4%
2009	(5.3)%	$2,017,915	13.2%	8.0%

Wholesale Leathercraft, consisting of our 29 wholesale stores and our national account group, accounted for 40.2% of our consolidated net sales in 2011, which compares to 43.3% in 2010 and 45.6% in 2009.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft, and we expect this trend to continue while retail consumers’ buying patterns continue to strengthen over that of wholesale and small businesses.

Sales in the wholesale stores increased 2.2% in 2011 compared to sales in 2010 while the sales increase in our national account group was 3.9% from 2010 to 2011.  By customer group, we increased sales in the wholesale stores significantly to our retail customers while sales to our wholesale and national account customers remained consistent with 2010.  The most significant decreases were in our institution and manufacturer groups which have been significantly affected by the weakness in the U.S. economy.  Our sales mix by customer group in the Wholesale Leathercraft division was as follows:

Customer Group	2011	2010	2009
Retail	33%	31%	29%
Institution	5%	6%	7%
Wholesale	43%	43%	42%
National Accounts	12%	12%	15%
Manufacturers	7%	8%	7%
	100%	100%	100%

In 2011, operating income as a percentage of divisional sales remained consistent with the prior year at 10.5%.  Significant operating expense increases occurred in employee compensation ($325,000), employee benefits ($490,000), and supplies ($73,000), offset somewhat by decreases in advertising and marketing expenses ($353,000) and bad debt expenses ($130,000).

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

Retail Leathercraft

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2010 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2011	15.9%	$4,656,067	28.8%	12.4%
2010	15.0%	$3,614,856	24.6%	11.2%
2009	11.3%	$2,900,701	32.6%	10.3%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 56.6% of our total net sales in 2011, up from 53.9% in 2010 and 51.1% in 2009.  Growth in net sales for our Retail Leathercraft division in 2011 resulted primarily from an increase in same store sales.

Our sales mix by customer group in the Retail Leathercraft division was as follows:

Customer Group	2011	2010	2009
Retail	62%	64%	65%
Institution	5%	6%	7%
Wholesale	30%	29%	27%
National Accounts	0%	0%	0%
Manufacturers	3%	1%	1%
	100%	100%	100%

Operating income as a percentage of sales increased to 12.4% for 2011 compared to 11.2% for 2010.  Gross margin increased slightly to 60.5% in 2011 from 60.2% in 2010.  Operating expenses as a percent of sales in 2011 decreased from 49.0% for 2010 to 48.0% for 2011 as operating expenses grew at a slower pace than that of sales.

Operating income as a percentage of sales increased to 11.2% for 2010 compared to 10.3% for 2009.  Gross margin decreased slightly to 60.2% in 2010 from 60.9% in 2009.  Operating expenses as a percent of sales in 2010 decreased by 1.6%, from 50.6% for 2009 to 49.0% for 2010 as operating expenses grew at a slower pace than that of sales.

We intend to continue the expansion of Tandy Leather’s retail store chain over the next several years, with plans to open at least one store in 2012 in North America.  We remain committed to a conservative expansion plan for this division that minimizes risks to our profits and maintains financial stability.  In the current economic environment in the U.S., it is possible that we will change our plans for store openings in 2012 if we determine that feasibility of additional successful openings is likely.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of December 31, 2011, that represents two retail/wholesale combination stores with one located in the United Kingdom and the other in Australia.  A third store was opened in January 2012, located in Spain.  International Leathercraft accounted for 3.2%, 2.8% and 2.4% of our total sales in 2011, 2010 and 2009, respectively.  Operating income was $248,000, $331,000 and $176,000 in 2011, 2010 and 2009, respectively.  We expect this segment to become a larger part of our total operations as our international customer base continues to grow.

We intend to expand our International Leathercraft segment by opening one to two new stores in 2012.  We opened a store in Spain in January 2012 and anticipate another store opening in the last half of the year.  The number and timing of store openings will be subject to compliance with all local legal requirements, lease negotiations and execution and completion of the finish out of the stores.

Financial Condition

At December 31, 2011, we held $11.2 million of cash and certificates of deposit, $19.9 million of inventory, accounts receivable of $1.3 million, and $10.3 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were $987,000 and $187,000, respectively.  Net total assets were $45.5 million.  Current liabilities were $7.1 million (including $203,000 of current maturities of long-term debt), while long-term debt was $3.1 million.  Total stockholders’ equity at the end of 2011 was $34.4 million.

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

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2011	2010	2009
Solvency Ratios:
Quick Ratio	(Cash+Accts Rec)/Total Current Liabilities	1.76	1.04	2.44
Current Ratio	Total Current Assets/Total Current Liabilities	4.74	4.17	5.55
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.21	0.23	0.17
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.36	0.34	0.34
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.32	0.36	0.30
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.30	0.35	0.29

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	42.35	39.83	37.22
Inventory Turnover	Sales/Average Inventory	3.29	3.23	3.35
Assets to Sales	Total Assets/Sales	0.69	0.68	0.79
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.49	2.74	2.09
Accounts Payable to Sales	Accounts Payable/Sales	0.03	0.02	0.02

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.07	0.07	0.06
Return on Assets	Net Profit After Taxes/Total Assets	0.10	0.10	0.08
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.14	0.14	0.10

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

Reflecting the borrowing and reduction of bank indebtedness as well as dividend payments during the periods, our financing activities for 2011, 2010 and 2009 required net cash of $0.2 million, $8.2 million, and $2.4 million, respectively.  The one-time, special dividend paid in July 2010 of $7.7 million is the reason for the significant increase in financing activities in 2010 compared to 2011 and 2009.

Our primary source of liquidity and capital resources during 2011 was cash flow provided by operating activities.  Net cash flow from operations for 2011, 2010 and 2009 was $6.6 million, $2.7 million, and $5.3 million, respectively.  The decrease in operating cash flow in 2010 was due to the increase in inventory in the last half of 2010.  In 2011, cash flow from operations was generated from income, the decrease in inventory and increase in accounts payable, partially offset by the increase in accounts receivable and the decrease in accrued expenses.  In 2010 and 2009, cash flow from operations was generated from income, partially offset by the increase in inventory.

Consolidated accounts receivable increased $75,000 to $1.3 million at December 31, 2011 compared to $1.2 million at December 31, 2010.  Average days to collect accounts increased from 40 days in 2010 to 42 days in 2011 on a consolidated basis.  We maintain a tight credit policy and are aggressively monitoring our customer accounts to ensure collectability.  We believe the trend in our collections is the result of the overall slowdown in the U.S. economy.  Many of our customers with open accounts are very small businesses, and they tend to feel the effects of an economic slowdown more severely than larger businesses.

Inventory decreased from $20.2 million at the end of 2010 to $19.9 million at December 31, 2011.  We are pleased with the slight reduction in our inventory investment at December 31, 2011.  However, as we continue our store expansion and relocation, we expect our inventory to increase.  Further, continued sales increases are partially dependent on product availability in our stores.  We will continue to look for large purchasing opportunities of product at aggressive pricing in order to support our gross margin goals.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected expansion.  We ended the year with our total inventory on hand approximately 10% below our internal targets for optimal inventory.

Consolidated inventory turned 3.29 times during 2011, a slight improvement from the 2010 turns at 3.23 times.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2011	2010	2009
Wholesale Leathercraft	1.95	1.96	2.18
Retail Leathercraft	6.41	6.45	6.13
International Leathercraft	6.91	5.65	3.95

Wholesale Leathercraft stores only	6.68	7.40	6.82

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

Accounts payable totaled $1.6 million at the end of 2011, up from $1.2 million at the end of 2010.

As discussed above, the largest use of operating cash in 2011 was the decrease in accrued expenses, specifically the decrease in the amount of inventory in transit.  Cash paid for capital expenditures totaled $1.1 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively. In 2011, the primary capital expenditure was store fixtures, either for new stores or for relocated or remodeled stores.  Fixtures and equipment for the new international stores totaled $225,000.  We moved or remodeled 14 stores in the US in 2011.  Fixtures for those stores totaled $310,000.  Fixtures for the new U.S. store opened in 2011 totaled $15,000.  Other capital expenditures were building improvements, including a video surveillance system ($112,000), computer equipment ($240,000), website development ($70,000) and factory machines and dies ($35,000).  In 2010, the primary capital expenditure was the construction of a building to be used for the expansion of our manufacturing capabilities and the staging of drop-shipments of specially purchased product to our stores ($950,000).  Other capital expenditures were building improvements, including a generator ($110,000), store fixtures ($153,000), computer equipment ($200,000), and factory machines and dies ($62,000).  We intend to open one to two stores in the U.S. and one to two stores abroad in 2012, having already opened one store in Spain in January 2012, and therefore we expect to incur some capital expenditures related to these store openings,  In addition, we intend to continue to relocate US stores into larger space as leases permit and therefore, expect to incur capital expenditures, namely fixtures, related to these moves.  Therefore, we expect our 2012 capital expenditures to be comparable to that of our 2011 expenditures.

Cash applied toward stock repurchases totaled $441,419 and $1,624,264 in 2010 and 2009, respectively.  There were no stock repurchases in 2011.

We believe that cash flow from operations will be adequate to fund our operations in 2012, while also funding our expansion plans.  At this time, we know of no trends or demands, commitments events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet the contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2011, 2010 and 2009, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2011 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-Term Debt(1)	$3,307,500	$202,500	$405,000	$405,000	$2,295,000
Operating Leases(2)	7,448,982	2,738,498	3,319,822	1,379,600	11,062
Total Contractual Obligations	$10,756,482	$2,940,998	$3,724,822	$1,784,600	$2,306,062
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

Goodwill.  We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carrying value.  As of December 31, 2011, we determined that the present value of the discounted estimated future cash flows of the operating divisions associated with the goodwill is sufficient to support their respective goodwill balances.  If actual financial performance of these divisions differs significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face exposure to financial market risks, including adverse movement in foreign currency exchange rates and changes in interest rates.  These exposures may change over time and could have a material impact on our financial results.  We do not use or invest in market risk sensitive instruments to hedge any of these risks or for any other purpose.

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure is related to our foreign subsidiaries as those subsidiaries have local currency revenue and local currency operating expenses.   Changes in the foreign currency exchange rates impact the U.S. dollar amount of revenue and expenses.  See Note 15 to the Consolidated Financial Statements, Segment Information, for financial information concerning our foreign activities.

Interest Rate Risk

In the past, we have been subject to market risk associated with interest rate movements on certain outstanding debt.  However, our current credit agreement with JPMorgan Chase includes a fixed interest rate.  Therefore, changes in the prime rate do not impact us in this area.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$10,765,591	$4,293,746
Short-term investments, including certificates of deposit	423,893	1,621,593
Accounts receivable-trade, net of allowance for doubtful accounts
of $81,000 and $147,000 in 2011 and 2010, respectively	1,328,579	1,253,639
Inventory	19,940,251	20,236,028
Deferred income taxes	281,251	307,509
Other current assets	948,459	1,056,201
Total current assets	33,688,024	28,768,716

PROPERTY AND EQUIPMENT, at cost	14,999,826	14,390,662
Less accumulated depreciation and amortization	(4,700,476)	(4,106,121)
	10,299,350	10,284,541

GOODWILL	987,009	990,368
OTHER INTANGIBLES, net of accumulated amortization of
$539,000 and $495,000 in 2011 and 2010, respectively	187,292	232,416
OTHER assets	341,240	319,533
	$45,502,915	$40,595,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,622,697	$1,247,821
Accrued expenses and other liabilities	4,641,191	4,893,236
Income taxes payable	638,897	554,380
Current maturities of long-term debt	202,500	202,500
Total current liabilities	7,105,285	6,897,937

DEFERRED INCOME TAXES	858,829	628,543

LONG-TERM DEBT, net of current maturities	3,105,000	3,307,500
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 11,150,065 shares issued at 2011 and 2010,
10,156,442 shares outstanding at 2011 and 2010, respectively	26,760	26,760
Paid-in capital	5,736,543	5,703,387
Retained earnings	31,181,936	26,429,335
Treasury stock at cost (993,623 shares at 2011 and 2010)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	382,630	496,180
Total stockholders' equity	34,433,801	29,761,594
	$45,502,915	$40,595,574

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

NET SALES	$66,102,947	$59,892,870	$54,482,739
COST OF SALES	25,765,788	23,642,013	21,873,365
Gross Profit	40,337,159	36,250,857	32,609,374

OPERATING EXPENSES	32,630,509	29,615,246	27,514,273
INCOME FROM OPERATIONS	7,706,650	6,635,611	5,095,101

OTHER (INCOME) EXPENSE:
Interest expense	248,576	265,405	297,864
Other, net	(83,428)	(105,540)	(164,165)
Total other expense	165,148	159,865	133,699

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,541,502	6,475,746	4,961,402

PROVISION FOR INCOME TAXES	2,787,533	2,317,255	1,700,259

NET INCOME FROM CONTINUING OPERATIONS	4,753,969	4,158,491	3,261,143

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,368)	1,766	56,914

NET INCOME	$4,752,601	$4,160,257	$3,318,057

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
BASIC	$0.47	$0.41	$0.31
DILUTED	$0.47	$0.41	$0.31

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PER COMMON SHARE:
BASIC	$0.00	$0.00	$0.01
DILUTED	$0.00	$0.00	$0.01

NET INCOME PER COMMON SHARE:
BASIC	$0.47	$0.41	$0.32
DILUTED	$0.47	$0.41	$0.31

Weighted Average Number of Shares Outstanding:
Basic	10,156,442	10,208,944	10,471,103
Diluted	10,182,098	10,251,863	10,535,736

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,752,601	$4,160,257	$3,318,057
Income (loss) from discontinued operations	(1,368)	1,766	56,914
	4,753,969	4,158,491	3,261,143
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	1,016,561	972,409	1,125,009
Loss on disposal or abandonment of assets	84,168	49,154	21,540
Impairment of equipment	-	-	343,543
Non-cash stock-based compensation	33,156	41,692	2,540
Deferred income taxes	256,544	(90,520)	40,776
Other	(106,345)	150,203	339,305
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade, net	(74,940)	(56,736)	(99,994)
Inventory	295,777	(3,370,202)	(900,466)
Income taxes	84,216	186,940	147,310
Other current assets	107,742	(264,317)	(14,334)
Accounts payable-trade	374,876	62,788	36,455
Accrued expenses and other liabilities	(252,045)	905,092	810,564
Total adjustments	1,819,710	(1,413,497)	1,852,248
Net cash provided by continuing operating activities	6,573,679	2,744,994	5,113,391
Cash provided from (used by) discontinued operating activities	(1,067)	(23,751)	161,070
Net cash provided by operating activities	6,572,612	2,721,243	5,274,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,100,523)	(1,553,339)	(791,565)
Purchases of certificates of deposit	(87,893)	(2,572,593)	(8,671,000)
Proceeds from maturities of certificates of deposit	1,285,593	5,968,000	6,665,000
Proceeds from sale of assets	26,263	7,570	2,510
Decrease (increase) in other assets	(21,707)	(4,612)	(1,847)
Net cash provided by (used in) continuing investing activities	101,733	1,845,026	(2,796,902)
Net cash provided by (used in) investing activities	101,733	1,845,026	(2,796,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(202,500)	(202,500)	(202,500)
Payments on capital lease obligations	-	-	(593,949)
Payment of dividend	-	(7,690,832)	-
Repurchase of common stock (treasury stock)	-	(441,419)	(1,624,264)
Proceeds from issuance of common stock and warrants	-	170,266	24,818
Net cash used in continuing financing activities	(202,500)	(8,164,485)	(2,395,895)
Net cash used in financing activities	(202,500)	(8,164,485)	(2,395,895)

NET INCREASE (DECREASE) IN CASH	6,471,845	(3,598,216)	81,664

CASH, beginning of period	4,293,746	7,891,962	7,810,298

CASH, end of period	$10,765,591	$4,293,746	$7,891,962

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$248,576	$265,405	$297,864
Income tax paid during the period, net of (refunds)	2,437,701	2,208,819	1,622,273

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2011, 2010 and 2009

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
BALANCE, December 31, 2008	10,664,555	$26,388	$5,464,443	$(828,385)	$26,641,853	$(39,537)	$31,264,762
Shares issued - stock options exercised	27,000	65	24,753	-	-	-	24,818
Stock-based compensation	-	-	2,540	-	-	-	2,540
Purchase of treasury stock	(560,927)	-	-	(1,624,264)	-	-	(1,624,264)
Net income	-	-	-	-	3,318,057	-	3,318,057	$3,318,057
Translation adjustment	-	-	-	-	-	373,742	373,742	373,742
BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Comprehensive income for the year ended December 31, 2009								$3,691,799
Shares issued - stock options exercised	128,114	307	169,959	-	-	-	170,266
Stock-based compensation	-	-	41,692	-	-	-	41,692
Purchase of treasury stock	(102,300)	-	-	(441,419)	-	-	(441,419)
Net income	-	-	-	-	4,160,257	-	4,160,257	$4,160,257
Cash dividend paid	-	-	-	-	(7,690,832)	-	(7,690,832)
Translation adjustment	-	-	-	-	-	161,975	161,975	161,975
BALANCE, December 31, 2010	10,156,442	$26,760	$5,703,387	$(2,894,068)	$26,429,335	$496,180	$29,761,594

Comprehensive income for the year ended December 31, 2010								$4,322,232
Stock-based compensation	-	-	33,156	-	-	-	33,156
Net income	-	-	-	-	4,752,601	-	4,752,601	$4,752,601
Translation adjustment	-	-	-	-	-	(113,550)	(113,550)	(113,550)
BALANCE, December 31, 2011	10,156,442	$26,760	$5,736,543	$(2,894,068)	$31,181,936	$382,630	$34,433,801

Comprehensive income for the year ended December 31, 2011								$4,639,051

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2011, 2010, and 2009

1.  DESCRIPTION OF BUSINESS

Our primary line of business is the sale of leather, leather crafts and related supplies.  We sell our products via company-owned stores throughout the United States, Canada, the United Kingdom, Australia and Spain.  Numerous customers including retailers, wholesalers, assemblers, distributors and other manufacturers are geographically disbursed throughout the world.  We also have light manufacturing facilities in Texas.

2.  SIGNIFICANT ACCOUNTING POLICIES

•	Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates.  Assets and liabilities with reported amounts based on significant estimates include trade accounts receivable, inventory (slow-moving), and deferred income taxes.

•	Principles of consolidation

Our consolidated financial statements include the accounts of Tandy Leather Factory, Inc. and its wholly owned subsidiaries, The Leather Factory, L.P. (a Texas limited partnership) and its corporate partners, Tandy Leather Company, L.P. (a Texas limited partnership) and its corporate partners, Mid-Continent Leather Sales, Inc. (an Oklahoma corporation), Roberts, Cushman & Company, Inc. (a Texas corporation), The Leather Factory of Canada, Ltd. (a Canadian corporation), Tandy Leather Factory UK Limited (a UK corporation), Tandy Leather Factory Australia Pty. Limited (an Australian corporation), and Tandy Leather Factory España, S.L. (a Spanish corporation).  All intercompany accounts and transactions have been eliminated in consolidation.

•	Foreign currency translation

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency transactions reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized foreign currency transaction losses of $200, $187,000 and $98,000 in 2011, 2010, and 2009, respectively.

•	Revenue recognition

Our sales generally occur via two methods:  (1) at the store counter, and (2) shipment by common carrier.  Sales at the counter are recorded and title passes as transactions occur.  Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer.  Shipping terms are normally FOB shipping point.  Sales tax and comparable foreign tax is excluded from revenue.

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

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five to ten years for equipment and machinery, five to seven years for furniture and fixtures, five years for vehicles, and forty years for buildings and related improvements.  Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset.  Repairs and maintenance costs are expensed as incurred.

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

BASIC	2011	2010	2009
Net income	$4,752,601	$4,160,257	$3,318,057

Weighted average common shares outstanding	10,156,442	10,208,944	10,471,103

Earnings per share – basic	$0.47	$0.41	$0.32

DILUTED
Net income	$4,752,601	$4,160,257	$3,318,057

Weighted average common shares outstanding	10,156,442	10,208,944	10,471,103
Effect of assumed exercise of stock options and warrants	25,656	42,919	64,633
Weighted average common shares outstanding, assuming dilution	10,182,098	10,251,863	10,535,736

Earnings per share - diluted	$0.47	$0.41	$0.31

Outstanding options and warrants excluded as anti-dilutive	25,000	13,000	61,000

For additional disclosures regarding the employee stock options and the warrants, see Note 11. The net effect of converting stock options and warrants to purchase 90,600, 103,600, and 197,700 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2011, 2010 and 2009, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Goodwill is not amortized, but is evaluated at least annually for impairment.  We completed our annual goodwill impairment analysis as of December 31 in each of the three years ended December 31, 2011, and determined that no adjustment to the carrying value of goodwill was required.

A summary of changes in our goodwill for the years ended December 31, 2011 and 2010 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2009	$600,417	$383,406	$983,823
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	6,545	-	6,545
Impairments	-	-	-
Balance, December 31, 2010	$606,962	$383,406	$990,368
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(3,359)	-	(3,359)
Impairments	-	-	-
Balance, December 31, 2011	603,603	$383,406	987,009

As of December 31, 2011 and 2010, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2011
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$425,418	$118,951
Non-Compete Agreements	182,365	114,024	68,341
	$726,734	$539,442	$187,292

	As of December 31, 2010
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$391,531	$152,838
Non-Compete Agreements	183,134	103,556	79,578
	$727,503	$495,087	$232,416

Excluding goodwill, we have no intangible assets not subject to amortization under U.S. GAAP.  Amortization of intangible assets of $44,933 in 2011, $76,421 in 2010, and $51,291 in 2009 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Leather Factory	Tandy Leather	Total
2012	$1,477	$37,634	$39,111
2013	-	33,337	33,337
2014	-	33,337	33,337
2015	-	28,636	28,636
2016	-	2,000	2,000

•	Fair value of financial Instruments

We measure fair value as an exit price, which is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As a basis for considering such assumptions, accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Our principal financial instruments held consist of certificates of deposit, accounts receivable, accounts payable, notes payable and long-term debt.  The carrying value of accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts.  The terms of the long-term debt are considered reasonable for this type of financing; therefore, the carrying amount approximates fair value.

•	Income taxes

We accounts for income taxes using the asset and liability method.  Under this method, the amount of taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our assets and liabilities.

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse.  The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that include the enactment date of the change.  Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax position must meet a more-likely-than-not recognition threshold to be recognized.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially differerent from the current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which new information becomes available.

We may be subject to periodic audits by the Internal Revenue Service and other taxing authorities.  These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to the various jurisdictions.

•	Stock-based compensation

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 and 42,600 options were awarded to directors in 2011 and 2010, respectively.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of approximately $33,000, $42,000, and $3,000 for the years ended December 31, 2011, 2010 and 2009, respectively, as a component of operating expenses.

During the years ended December 31, 2011 and 2010, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	$2.33	197,700
Granted	4.59	42,600
Cancelled	-	-
Exercised	1.65	(136,700)
Outstanding, December 31, 2010	$4.35	103,600	5.68	$192,075
Exercisable, December 31, 2010	$4.33	70,000	3.73	$149,873

Outstanding, January 1, 2011	$4.35	103,600
Granted	4.80	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2011	$4.40	115,600	5.15	$206,332
Exercisable, December 31, 2011	$4.40	115,600	5.15	$206,332

Other information pertaining to option activity during the twelve month periods ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Weighted average grant-date fair value of stock options granted	$1.19	$1.42	N/A
Total fair value of stock options vested	$14,257	$18,388	$2,540
Total intrinsic value of stock options exercised	N/A	$114,603	$15,913

As of December 31, 2011, there was no unrecognized compensation cost related to non-vested stock options.

Cash received from the exercise of stock options and warrants for the years ended December 31, 2010 and 2009 was $170,266, and $24,818, respectively.  No stock options were exercised in 2011.

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

Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments.

•	Shipping and handling costs

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $1,725,000, $1,603,000, and $1,342,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $145,000 and $130,000 at December 31, 2011 and 2010, respectively.  Total advertising expense was $2,972,000 in 2011; $3,002,000 in 2010; and $2,953,000 in 2009.

•	Cash flows presentation

For purposes of the statement of cash flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

3.  SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows. We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at December 31, 2011 and 2010 consisted of certificates of deposit.  The contractual maturities of $424,000 in certificates of deposit held as of December 31, 2011 are all due within one year.

4.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Accounts are written off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was $81,000 and $147,000, respectively, at December 31, 2011 and 2010.  The following is a roll forward of the allowance for doubtful accounts:

Year ended:	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
December 31, 2011	$146,929	-	(45,315)	156	(20,844)	$80,926
December 31, 2010	$136,023	-	25,348	595	(15,037)	$146,929
December 31, 2009	$43,014	-	112,272	632	(19,895)	$136,023

•	Sales returns and defective merchandise

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

5.  BALANCE SHEET COMPONENTS

	December 31, 2011	December 31, 2010
INVENTORY
On hand:
Finished goods held for sale	$17,742,298	$17,847,002
Raw materials and work in process	479,686	518,422
Inventory in transit	1,718,267	1,870,604
TOTAL	$19,940,251	$20,236,028

PROPERTY AND EQUIPMENT
Building	$6,412,861	$6,330,593
Land	1,451,132	1,451,132
Leasehold improvements	636,526	609,715
Equipment and machinery	3,851,697	3,762,040
Furniture and fixtures	2,576,593	2,191,203
Vehicles	71,017	45,979
	14,999,826	14,390,662
Less: accumulated depreciation	(4,700,476)	(4,106,121)
TOTAL	$10,299,350	$10,284,541

OTHER CURRENT ASSETS
Accounts receivable – employees	$53,282	$30,631
Accounts receivable – other	5,689	10,532
Prepaid expenses	744,679	982,916
Payments for merchandise not received	144,809	32,122
TOTAL	$948,459	$1,056,201

OTHER ASSETS
Security deposits - utilities, locations, etc.	$89,240	$67,533
Leather art collection	252,000	252,000
TOTAL	$341,240	$319,533

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$1,955,012	$1,558,404
Accrued payroll	527,540	430,935
Deferred revenue	747,335	597,546
Sales and payroll taxes payable	293,155	375,041
Inventory in transit	799,647	1,599,344
Other	318,502	331,966
TOTAL	$4,641,191	$4,893,236

Depreciation expense was $971,628, $895,988, and $1,073,718 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The 2010 loss from abandonment and/or disposal of obsolete equipment totaled $49,154.  The loss is included in Operating expenses, $11,849 of which is reported in our Retail Leathercraft and $37,305 which is reported in our Wholesale Leathercraft segment.

The 2011 loss from abandonment and/or disposal of obsolete equipment totaled $84,168.  The loss is included in Operating expenses, $13,884 of which is reported in our Retail Leathercraft and $70,284 which is reported in our Wholesale Leathercraft segment.

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

At December 31, 2011 and 2010, the amount outstanding under the above agreement consisted of the following:

	2011	2010
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$3,307,500	$3,510,000
	3,307,500	3,510,000
Less - Current maturities	(202,500)	(202,500)
	$3,105,000	$3,307,500

The terms of the credit facility contain various covenants which among other things require the Company to maintain a debt service coverage ratio of not less than 1.2 to 1.0.  We were in compliance with these covenants as of December 31, 2011.

Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2012	$202,500
2013	202,500
2014	202,500
2015	202,500
2016	202,500
2017 and thereafter	2,295,000
$3,307,500

7.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2011 and 2010 we matched 100% of pretax employee contributions on the first 3% of eligible earnings that are contributed by employees.  In 2009 up to 50% of pretax employee contributions were matched on the first 4% of eligible earnings that were contributed by employees.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2011	$7,350	$217,539
2010	$7,350	$199,716
2009	$4,900	$124,488

* Due to the annual limit on eligible earnings imposed by the Internal Revenue Code

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2011, 2010 or 2009.

We currently offer no postretirement or postemployment benefits to our employees.

8.  INCOME TAXES

The provision for income taxes consists of the following:

		2011	2010	2009
Current provision:
	Federal	$2,155,653	$2,121,604	$1,461,655
	State	375,336	286,171	197,828
		2,530,989	2,407,775	1,659,483

Deferred provision (benefit):
	Federal	229,540	(80,991)	37,632
	State	27,004	(9,529)	3,144
		256,544	(90,520)	40,776

		$2,787,533	$2,317,255	$1,700,259

Income before income taxes is earned in the following tax jurisdictions:

	2011	2010	2009
United States	$6,344,634	$5,670,352	$4,437,072
United Kingdom	476,414	319,290	324,924
Canada	945,041	486,981	284,350
Australia	(131,467)	-	-
Spain	(93,120)	-	-
	$7,541,502	$6,476,623	$5,046,346

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2011	2010
Deferred income tax assets:
Allowance for doubtful accounts	$30,729	$55,414
Capitalized inventory costs	147,135	154,712
Warrants and stock-based compensation	54,042	45,116
Accrued expenses, reserves, and other	103,387	97,383
Total deferred income tax assets	335,293	352,625

Deferred income tax liabilities:
Property and equipment depreciation	758,024	534,639
Goodwill and other intangible assets amortization	154,847	139,020
Total deferred income tax liabilities	912,871	673,659

Net deferred tax asset (liability)	$(577,578)	$(321,034)

The net deferred tax liability is classified on the balance sheets as follows:

	2011	2010
Current deferred tax assets	$281,251	$307,509
Long-term deferred tax liabilities	(858,829)	(628,543)
Net deferred tax asset (liability)	$(577,578)	$(321,034)

The effective tax rate differs from the statutory rate as follows:

	2011	2010	2009
Statutory rate – Federal US income tax	34%	34%	34%
State and local taxes	4%	4%	4%
Non-U.S. income tax at different rates	2%	-	-
Domestic production activities deduction	(1%)	(1%)	(2%)
Other, net	(2%)	(1%)	(2%)
Effective rate	37%	36%	34%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2009.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2008 and December 2009 tax years.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under five-year lease agreements that expire on dates ranging from February 2012 to February 2017.  Rent expense on all operating leases for the years ended December 31, 2011, 2010, and 2009, was $2,750,373, $2,721,281, and $2,513,297, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2011 were as follows:

Year ending December 31:
2012	$2,738,498
2013	1,890,193
2014	1,429,629
2015	976,776
2016	402,824
2017 and thereafter	11,062
Total minimum lease payments	$7,448,982

Legal Proceedings

On March 16, 2011, two former employees of ours filed a lawsuit, entitled Mark Barnes and Jerry Mercante on behalf of themselves and all other similarly situated v. Tandy Leather Company, Inc., Tandy Leather Factory, and Does 1-50, in the US District Court for the District of Nevada.  The lawsuit was subsequently amended on May 9, 2011 to add another former employee, Donna Cavota, as a third named plaintiff.  The suit alleges that we violated requirements of the Fair Labor Standards Act (FLSA) as well as various state wage laws.  Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of ours.   Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorney’s fees and costs.  On May 17, 2011, the district court in Nevada granted our request to transfer venue to the Northern District of Texas.  Trial is currently set for the week of May 29, 2012.

A Proposed Settlement Agreement was signed by the parties in January 2012 and submitted to the US District Court for the Northern District of Texas (Fort Worth Division) on January 24, 2012.  The Proposed Settlement Agreement is contingent on the Court’s approval of the terms of the proposed Agreement as well as the Court’s consent to certify the proposed class and collective action class described by the parties.  The Court has not yet ruled on the Proposed Settlement Agreement or the proposed class descriptions, and could either approve, reject, or suggest modifications to the Proposed Settlement Agreement.  In the event the Proposed Settlement Agreement is not approved in its entirety by the Court, either party has the right to withdraw from the proposed Agreement, in which event the litigation between the parties would proceed.

In the event the Proposed Settlement Agreement and proposed class descriptions are approved by the Court, any payments pursuant to the Proposed Settlement Agreement are conditioned on the members of the proposed class submitting a Claims form approved by the Court.  The total amount of payments under the Proposed Settlement Agreement to the members of the proposed class who have submitted Claims forms is conditioned further on the number of claims submitted.

At this time, it is not possible to predict we will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with the matter. We intend to vigorously defend the lawsuit.

We are periodically involved in other various litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

10.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercrafts.  While no single customer accounts for more than 5% of our consolidated revenues in 2011, 2010 and 2009, sales to our five largest customers represented 5.5%, 5.5% and 6.3%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited.  At December 31, 2011, 2010, and 2009, 34%, 32% and 27%, respectively, of our consolidated accounts receivable were due from two nationally recognized retail chains.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations and financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

11.  STOCKHOLDERS' EQUITY

a)	Stock Option Plan

In connection with its 2007 Director Non-Qualified Stock Option Plan for non-employee directors, the Company has outstanding options to purchase its common stock.  The plan provides for the granting of non-qualified options at the discretion of the Company Committee of the Board of Directors.  Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months.  The Company has reserved 100,000 shares of common stock for issuance under this plan.

We had two other stock options plans from 1995 which provided to stock option grants to officers, key employees, and non-employee directors.  These plans expired in 2005.  The expiration of the plans had no effect on the options previously granted.

All options expire ten years from date of grant and are exercisable at any time after vesting.  Of the 100,000 shares available for issuance, there are 45,400 un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2011, 2010, and 2009, is as follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	103,600	$4.35	197,700	$2.23	224,700	$2.16
Granted	12,000	4.80	42,600	4.59	-	-
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	-	-	(136,700)	1.65	(27,000)	0.92
Outstanding at December 31	115,600	$4.40	103,600	$4.35	197,700	$2.33
Exercisable at end of year	115,600	$4.40	70,000	$4.33	197,700	$2.33
Weighted-average fair value of
options granted during year	$1.19		$1.42		-

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$2.72 to $3.90	10,000	$3.650	1.94	10,000	$3.650	1.94
$3.91-$5.30	105,600	4.470	5.46	105,600	4.470	5.46
	115,600	$4.400	5.15	115,600	$4.400	5.15

b)	Warrants

Warrants to acquire up to 50,000 shares of common stock at $5.00 per share were issued in conjunction with a consulting agreement to an unrelated entity in February 2004.  The warrants expired on February 24, 2009.

A summary of warrant transactions for the years ended December 31, 2011, 2010, and 2009, is as follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Warrant	Exercise	Warrant	Exercise	Warrant	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	-	-	-	-	7,500	$5.000
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	(7,500)	5.000
Exchanged	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding at December 31	-	-	-	-	-	-
Exercisable at end of year	-	-	-	-	-	-
Weighted-average fair value of
warrants granted during year	-		-		-

c)	Stock Repurchase Program

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

d)	Cash Dividend

In May 2010, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to shareholders of record at the close of business on June 3, 2010. The dividend, totaling $7.7 million, was paid to shareholders on July 5, 2010. Our Board will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  We did not make any dividend payments during 2009 or 2011.

Our Board of Directors authorized a $0.25 per share special one-time cash dividend to be paid in the second quarter of 2012.  See Note 18 – Subsequent Events for further details.

12.  STORE CLOSING

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

13.  DISCONTINUED OPERATIONS

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

	2011	2010	2009
Sales	-	$(419)	$498,234
Earnings before income taxes	-	$877	$84,942

Current provision (benefit):
Federal	$(1,394)	$701	$29,205
State	26	(2,261)	(475)
	(1,368)	(1,560)	28,730

Deferred provision (benefit):
Federal	-	617	(645)
State	-	54	(56)
	-	671	(701)
	$(1,368)	$(889)	$28,029

The classes of assets and liabilities of discontinued operations in our consolidated balance sheet as of December 31 were as follows:

	2011	2010
Trade receivables, less allowance	-	-
Inventory	-	-
Property and equipment, net	-	-
Deferred income tax asset	-	-
Total assets	-	-
Accrued expenses and other liabilities	-	-
Income taxes payable	-	(301)
Deferred income tax liability	-	-
Total liabilities	-	(301)
Net assets (liabilities)	-	$301

14.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America;

c.
International Leathercraft, which sells to both wholesale and retail customers.  We have one store located in Northampton, United Kingdom which opened in February 2008 and one store located in Sydney, Australia which opened in October 2011.  These stores carry the same products as our North American stores.  In January 2012, we opened a third store, located in Spain.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Discontinued Operations	Total
For the year ended December 31, 2011
Net Sales	$26,540,899	$37,435,832	$2,126,216		$66,102,947
Gross Profit	16,268,075	22,645,847	1,423,237		40,337,159
Operating earnings	2,803,034	4,656,067	247,549		7,706,650
Interest expense	248,576	-	-		248,576
Other, net	(79,149)	-	(4,279)		(83,428)
Income before income taxes	2,642,586	4,647,089	251,827		7,541,502
Depreciation and amortization	841,058	158,804	16,699		1,016,561
Fixed asset additions	535,713	350,570	214,240		1,100,523
Total assets	$35,966,965	$7,185,016	$2,350,934		$45,502,915

For the year ended December 31, 2010
Net Sales	$25,908,177	$32,291,442	$1,693,251		$59,892,870
Gross Profit	15,731,593	19,439,045	1,080,219		36,250,857
Operating earnings	2,690,061	3,614,856	330,694		6,635,611
Interest expense	265,405	-	-		265,405
Other, net	(125,700)	8,756	11,404		(105,540)
Income before income taxes	2,550,356	3,606,100	319,290		6,475,746
Depreciation and amortization	826,515	132,217	13,677		972,409
Fixed asset additions	1,372,040	179,703	1,596		1,553,339
Total assets	$33,595,847	$6,230,213	$769,514		$40,595,574

For the year ended December 31, 2009
Net Sales	$25,095,392	$28,079,863	$1,307,484		$54,482,739
Gross Profit	14,678,410	17,099,499	831,465		32,609,374
Operating earnings	2,017,915	2,900,701	176,485		5,095,101
Interest expense	297,864	-	-		297,864
Other, net	45,342	(4,614)	123,437		(164,165)
Income before income taxes	1,765,393	2,896,087	299,922		4,961,402
Depreciation and amortization	994,759	116,439	13,811		1,125,009
Fixed asset additions	653,792	137,386	387		791,565
Total assets	$37,216,532	$5,607,481	$496,639	$6,579	$43,327,231

Net sales by geographic areas were as follows:

	2011	2010	2009
United States	$56,337,737	$51,561,070	$47,433,609
Canada	6,714,100	5,862,857	4,686,330
All other countries	3,051,110	2,468,943	2,362,800
	$66,102,947	$59,892,870	$54,482,739

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales for the years ended December 31, 2011, 2010 and 2009.  We do not have any significant long-lived assets outside of the United States.

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

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter
Net sales	$15,879,040	$15,933,921	$15,385,421	$18,904,565
Gross profit	9,524,848	9,845,254	9,238,278	11,728,779
Net income from continuing operations	1,150,576	1,076,356	830,474	1,696,563
Net income	1,150,576	1,076,356	829,106	1,696,563
Net income from continuing operations per common share:
Basic	0.11	0.11	0.08	0.17
Diluted	0.11	0.11	0.08	0.17
Net income per common share:
Basic	0.11	0.11	0.08	0.17
Diluted	0.11	0.11	0.08	0.17
Weighted average number of common shares outstanding:
Basic	10,156,442	10,156,442	10,156,442	10,156,442
Diluted	10,169,701	10,168,098	10,168,326	10,166,658

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter
Net sales	$14,588,538	$14,350,822	$13,640,193	$17,313,317
Gross profit	8,976,575	8,714,966	8,182,526	10,376,770
Net income from continuing operations	947,577	1,061,110	592,646	1,557,158
Net income	948,113	1,061,110	593,905	1,557,129
Net income from continuing operations per common share:
Basic	0.09	0.10	0.06	0.15
Diluted	0.09	0.10	0.06	0.15
Net income per common share:
Basic	0.09	0.10	0.06	0.15
Diluted	0.09	0.10	0.06	0.15
Weighted average number of common shares outstanding:
Basic	10,137,715	10,191,506	10,256,442	10,247,746
Diluted	10,213,677	10,238,217	10,257,743	10,255,156

17.  SUBSEQUENT EVENTS

On January 20, 2012, we announced the opening of a combination wholesale/retail store in Spain.

On February 16, 2012, we announced the authorization of a cash dividend as follows:

Special one-time cash dividend per share	$0.25
Declaration date	February 14, 2012
Record date	March 1, 2012
Payment date	April 2, 2012

See Note 9 regarding a proposed settlement agreement filed on January 24, 2012 related to a certain legal matter.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2011, and 2010 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 30, 2012

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of our published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III*

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2011 and 2010
•	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009

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
Shannon L. Greene
Chief Financial Officer, Chief Accounting Officer and Treasurer
Dated:  March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wray Thompson	Chairman of the Board	March 30, 2012
Wray Thompson

/s/ Jon W. Thompson	Chief Executive Officer, President and Director	March 30, 2012
Jon Thompson

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director	March 30, 2012
Shannon L. Greene

/s/ Mark J. Angus	Senior Vice President, Assistant Secretary and Director	March 30, 2012
Mark J. Angus

/s/ William M. Warren	Secretary	March 30, 2012
William M. Warren

/s/ T. Field Lange	Director	March 30, 2012
T. Field Lange

/s/ Joseph R. Mannes	Director	March 30, 2012
Joseph R. Mannes

/s/ L. Edward Martin III	Director	March 30, 2012
L. Edward Martin III

/s/ Michael A. Nery	Director	March 30, 2012
Michael A. Nery

/s/ J. Bryan Wilkinson	Director	March 30, 2012
J. Bryan Wilkinson

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
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

10.8
Consultation Agreement, dated as of June 1, 2011, by and between Tandy Leather Factory, Inc. and J. Wray Thompson, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2011 and incorporated by reference herein.

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

*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Document

101.DEF^	XBRL Taxonomy Extension Definition Document

101.LAB^	XBRL Taxonomy Extension Labels Document

101.PRE^	XBRL Taxonomy Extension Presentation Document

___________
    *Filed Herewith

^ XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.