Form 10-Q
period 2012-03-31
TANDY LEATHER FACTORY INC
filed 2012-05-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 10, 2012
Common Stock, par value $0.0024 per share	10,156,442

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
CURRENT ASSETS:
Cash	$6,431,259	$10,765,591
Short-term available-for-sale investments, including certificates of deposit	87,893	423,893
Accounts receivable-trade, net of allowance for doubtful accounts
of $114,000 and $81,000 in 2012 and 2011, respectively	1,449,157	1,328,579
Inventory	24,092,025	19,940,251
Deferred income taxes	314,574	281,251
Other current assets	1,402,828	948,459
Total current assets	33,777,736	33,688,024

PROPERTY AND EQUIPMENT, at cost	15,123,033	14,999,826
Less accumulated depreciation and amortization	(4,925,845)	(4,700,476)
	10,197,188	10,299,350

GOODWILL	989,945	987,009
OTHER INTANGIBLES, net of accumulated amortization of
$551,000 and $539,000 in 2012 and 2011, respectively	176,127	187,292
OTHER assets	334,620	341,240
	$45,475,616	$45,502,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,347,811	$1,622,697
Accrued expenses and other liabilities	4,669,916	4,641,191
Income taxes payable	796,666	638,897
Current maturities of long-term debt	202,500	202,500
Total current liabilities	8,016,893	7,105,285

DEFERRED INCOME TAXES	835,953	858,829

LONG-TERM DEBT, net of current maturities	3,054,375	3,105,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,150,065 shares issued at 2012 and 2011;
10,156,442 shares outstanding at 2012 and 2011	26,760	26,760
Paid-in capital	5,741,543	5,736,543
Retained earnings	30,219,910	31,181,936
Treasury stock at cost (993,623 shares at 2012 and 2011)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	474,250	382,630
Total stockholders’ equity	33,568,395	34,433,801
	$45,475,616	$45,502,915

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	2012	2011

NET SALES	$18,177,078	$15,879,040
COST OF SALES	6,811,445	6,354,192
Gross profit	11,365,633	9,524,848

OPERATING EXPENSES	8,811,458	7,612,360
INCOME FROM OPERATIONS	2,554,175	1,912,488

OTHER (INCOME) EXPENSE:
Interest expense	58,392	62,003
Other, net	(19,814)	48,832
Total other (income) expense	38,578	110,835

INCOME BEFORE INCOME TAXES	2,515,597	1,801,653

PROVISION FOR INCOME TAXES	941,492	651,077

NET INCOME	$1,574,105	$1,150,576

NET INCOME PER COMMON SHARE:
BASIC	$0.15	$0.11
DILUTED	$0.15	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	10,156,442	10,156,442
DILUTED	10,172,950	10,169,701

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	2012	2011

NET INCOME	$1,574,105	$1,150,576
Foreign currency translation adjustments	91,620	110,826
COMPREHENSIVE INCOME	$1,665,725	$1,261,402

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,574,105	$1,150,576

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	259,536	245,004
(Gain) loss on disposal or abandonment of assets	624	(2,925)
Non-cash stock-based compensation	5,000	18,900
Deferred income taxes	(56,199)	165,664
Other	80,297	102,119
Net changes in assets and liabilities:
Accounts receivable-trade, net	(120,578)	(180,478)
Inventory	(4,151,774)	26,173
Income taxes	157,769	1,499
Other current assets	(454,369)	(613,680)
Accounts payable-trade	725,114	776,976
Accrued expenses and other liabilities	28,725	(2,185,751)
Total adjustments	(3,525,855)	(1,646,499)
Net cash used in operating activities	(1,951,750)	(495,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(139,841)	(169,186)
Proceeds from maturities of certificates of deposit	336,000	5,000
Proceeds from sale of assets	1,395	21,513
Decrease (increase) in other assets	6,620	664
Net cash provided by (used in) investing activities	204,174	(142,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(50,625)	(50,625)
Payment of cash dividend	(2,536,131)	-
Net cash used in financing activities	(2,586,756)	(50,625)

NET DECREASE IN CASH	(4,334,332)	(688,557)

CASH, beginning of period	10,765,591	4,293,746

CASH, end of period	$6,431,259	$3,605,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$58,392	$62,003
Income tax paid during the period, net of (refunds)	860,843	411,721

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2012 and 2011

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2010	10,156,442	$26,760	$5,703,387	$(2,894,068)	$26,429,335	$496,180	$29,761,594

Stock-based compensation	-	-	18,900	-	-	-	18,900
Net income	-	-	-	-	1,150,576	-	1,150,576
Translation adjustment	-	-	-	-	-	110,826	110,826
BALANCE, March 31, 2011	10,156,442	$26,760	$5,722,287	$(2,894,068)	$27,579,911	$607,006	$31,041,896

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2011	10,156,442	$26,760	$5,736,543	$(2,894,068)	$31,181,936	$382,630	$34,433,801

Stock-based compensation	-	-	5,000	-	-	-	5,000
Net income	-	-	-	-	1,574,105	-	1,574,105
Cash dividend	-	-	-	-	(2,536,131)	-	(2,536,131)
Translation adjustment	-	-	-	-	-	91,620	91,620
BALANCE, March 31, 2012	10,156,442	$26,760	$5,741,543	$(2,894,068)	$30,219,910	$474,250	$33,568,395

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2012 and December 31, 2011, and its results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011.  Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Inventory.  Inventory is stated at the lower of cost or market and is accounted for on the “first in, first out” method.  Based on negotiations with vendors, title generally passes to us when merchandise is put on board.  Merchandise to which we have title but which have not yet received is recorded as inventory in transit.  In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management’s review of items on hand compared to their estimated future demand.

The components of inventory consist of the following:

	As of
	March 31, 2012	December 31, 2011
Inventory on hand:
Finished goods held for sale	$20,084,753	$17,742,298
Raw materials and work in process	864,432	479,686
Inventory in transit	3,142,840	1,718,267
	$24,092,025	$19,940,251

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2011, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2012.

A summary of changes in our goodwill for the periods ended March 31, 2012 and 2011 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2010	$606,962	$383,406	$990,368
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	3,641	-	3,641
Impairments	-	-	-
Balance, March 31, 2011	$610,603	$383,406	$994,009

Balance, December 31, 2011	$603,603	$383,406	$987,009
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	2,936	-	2,936
Impairments	-	-	-
Balance, March 31, 2012	$606,539	$383,406	$989,945

Other intangibles consist of the following:

	As of March 31, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$433,498	$110,871	$544,369	$425,418	$118,951
Non-Compete Agreements	183,037	117,781	65,256	182,365	114,024	68,341
	$727,406	$551,279	$176,127	$726,734	$539,442	$187,292

We recorded amortization expense of $11,327 during the first quarter of 2012 compared to $11,079 during the first quarter of 2011.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

Comprehensive Income (loss) and Accumulated Other Comprehensive Income (loss). Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-stockholder sources and includes all changes in equity during a period except those resulting from investments by and dividends to stockholders.  Our comprehensive income (loss) consists of our net income and foreign currency translation adjustments from our international operations.

Recent Accounting Pronouncements.  In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05).  This standard update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  ASU 2011-05 is effective for the interim and annual periods beginning after December 15, 2011.  The adoption of the standard did not have a material impact on our consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”.  ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other.  Under ASU 2011-08 companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for periods ending after December 15, 2011.   The adoption of the standard did not have a material impact on our consolidated financial statements.

2.	SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows. We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at March 31, 2012 and December 31, 2011 consisted of certificates of deposit.  The contractual maturities of $87,893 in certificates of deposit held as of March 31, 2012 are all due within one year.

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

At March 31, 2012 and December 31, 2011, the amount outstanding under the above agreement consisted of the following:

	March 31, 2012	December 31, 2011
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,256,875	$3,307,500
	3,256,875	3,307,500
Less - Current maturities	(202,500)	(202,500)
	$3,054,375	$3,105,000

4.	STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors for each of the three month periods ended March 31, 2012 and 2011.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of approximately $5,000 and $18,900 for the quarters ended March 31, 2012 and 2011, respectively, as a component of operating expenses.  During the three months ended March 31, 2012 and 2011, the stock option activity under our stock option plans was as follows:

	Weighted Average ExercisePrice	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	$4.35	103,600
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2011	$4.35	103,600	5.44	$192,075
Exercisable, March 31, 2011	$4.35	103,000	5.44	$192,075

Outstanding, January 1, 2012	$4.40	115,600
Granted	5.27	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2012	$4.48	127,600	5.38	$216,332
Exercisable, March 31, 2012	$4.40	115,600	4.90	$206,332

Other information pertaining to option activity during the three-month periods ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Weighted average grant-date fair value of stock options granted	$10,000	$14,257
Total fair value of stock options vested	N/A	$18,900
Total intrinsic value of stock options exercised	N/A	N/A

As of March 31, 2012 and 2011, there was unrecognized compensation cost related to non-vested stock options of $5,000 and $0, respectively.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2012 and 2011:

	2012	2011
Net income	$1,574,105	$1,150,576
Numerator for basic and diluted earnings per share	$1,574,105	$1,150,576

Denominator for basic earnings per share – weighted-average shares	10,156,442	10,156,442

Effect of dilutive securities:
Stock options	16,508	13,259
Warrants	-	-
Dilutive potential common shares	16,508	13,259

Denominator for diluted earnings per share – weighted-average shares	10,172,950	10,169,701

Basic earnings per share	$0.15	$0.11
Diluted earnings per share	$0.15	$0.11

The net effect of converting stock options and warrants to purchase 106,600 and 90,600 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarters ended March 31, 2012 and 2011, respectively.

6.	CASH DIVIDEND

In February 2012, our Board of Directors authorized a $0.25 per share special one-time cash dividend that was paid to stockholders of record at the close of business on March 1, 2012. We released the funds used to pay for the special one-time cash dividend on March 29, 2012 and the dividend, totaling $2.5 million, was paid to stockholders on April 2, 2012. Our Board will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  On March 16, 2011, two former employees of ours filed a lawsuit, entitled Mark Barnes and Jerry Mercante on behalf of themselves and all other similarly situated v. Tandy Leather Company, Inc., Tandy Leather Factory, and Does 1-50, in the US District Court for the District of Nevada.  The lawsuit was subsequently amended on May 9, 2011 to add another former employee, Donna Cavota, as a third named plaintiff.  The suit alleges that we violated requirements of the Fair Labor Standards Act (FLSA) as well as various state wage laws.  Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of ours.   Plaintiffs seek reimbursement for an unspecified amount of unpaid overtime compensation, liquidated damages, attorneys’ fees and costs.  On May 17, 2011, the district court in Nevada granted our request to transfer venue to the Northern District of Texas.  Trial is currently set for the week of May 29, 2012.

A Proposed Settlement Agreement was signed by the parties in January 2012 and submitted to the US District Court for the Northern District of Texas (Fort Worth Division) on January 24, 2012.  The Proposed Settlement Agreement is contingent on the Court’s approval of its terms of the proposed Agreement as well as the Court’s consent to certify the proposed class and collective action class described by the parties.  The Court has not yet ruled on the Proposed Settlement Agreement or the proposed class descriptions, and could either approve, reject, or suggest modifications to the Proposed Settlement Agreement.  In the event the Proposed Settlement Agreement is not approved in its entirety by the Court, either party has the right to withdraw from the Proposed Settlement Agreement, in which event the litigation between the parties would proceed.

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

At this time, it is not possible to predict whether we will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with the matter. We intend to vigorously defend the lawsuit.

We are periodically involved in other various litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

8.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in the North America; and

c.
International Leathercraft, which sells to both wholesale and retail customers.  We have three stores operating in this segment:  one in Northampton, United Kingdom which opened in February 2008, one in Sydney, Australia which opened in October 2011, and one in Jerez, Spain, which opened in January 2012.  These stores carry the same products as our North American stores.

Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended March 31, 2012
Net sales	$7,152,417	$10,282,814	$741,847	$18,177,078
Gross profit	4,529,683	6,372,144	463,806	11,365,633
Operating earnings	1,232,852	1,358,725	(37,402)	2,554,175
Interest expense	58,392	-	-	58,392
Other, net	(16,048)	(13)	(3,753)	(19,814)
Income before income taxes	1,190,508	1,358,738	(33,649)	2,515,597

Depreciation and amortization	203,690	43,451	12,395	259,536
Fixed asset additions	31,626	54,754	53,461	139,841
Total assets	$34,422,385	$8,509,506	$2,543,725	$45,475,616

For the quarter ended March 31, 2011
Net sales	$6,720,709	$8,649,152	$509,179	$15,879,040
Gross profit	3,941,571	5,268,048	315,229	9,524,848
Operating earnings	808,314	1,004,042	100,132	1,912,488
Interest expense	62,003	-	-	62,003
Other, net	64,606	1,741	(17,515)	48,832
Income before income taxes	681,705	1,002,301	117,647	1,801,653

Depreciation and amortization	208,188	34,325	2,491	245,004
Fixed asset additions	107,414	60,272	1,500	169,186
Total assets	$32,970,795	$6,475,780	$1,131,676	$40,578,251

Net sales for geographic areas were as follows for the three months ended March 31, 2012 and 2011:

	2012	2011
United States	$15,527,455	$13,518,932
Canada	1,719,840	1,585,524
All other countries	929,783	774,584
	$18,177,078	$15,879,040

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2012 and 2011.  We do not have any significant long-lived assets outside of the United States.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation, and our common stock trades on the NASDAQ Global Market under the symbol “TLF.”  We operate our business in three segments:  Wholesale Leathercraft, which operates wholesale stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates retail stores in North America under the trade name, Tandy Leather Company, and International Leathercraft, which operates combination retail/wholesale stores outside of North America under the trade name, Tandy Leather Factory.  See Note 8 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 36 states and six Canadian provinces.  Tandy Leather Company, the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather Company’s industry presence by opening retail stores.  As of May 1, 2012, we were operating 77 Tandy Leather Company retail stores located throughout the United States and Canada.

Our International Leathercraft segment operates 3 company-owned stores, all located outside of North America.  These stores operate as combination retail / wholesale stores and consist of one store in Northampton, United Kingdom, one store in Sydney, Australia, and one store in Jerez, Spain.  We expect to open another one to two international stores during 2012, although specific locations or opening dates have not yet been determined.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2011 for additional information concerning these and other uncertainties that could negatively impact the Company.

➢	Our business may be negatively impacted by general economic conditions and the current global financial crisis.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  The United States and global economies have suffered from a prolonged recession for the past several years and as a result, consumer spending has remained depressed, and may be subject to further deterioration for the foreseeable future.   Specialty retail, and retail in general, are heavily influenced by general economic cycles.  Purchases of non-essential products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales.  As a result, our operating results may be adversely and materially affected by continued downward trends or uncertainty in the United States or global economies.

➢	Our profitability may decline as a result of increasing pressure on margins.

Our industry is subject to significant pricing pressure caused by many factors, including fluctuations in the cost of the leather and metal products that we purchase and changes in consumer spending patterns and acceptance of our products.  These factors may prohibit us from passing cost increases on to customers which could cause our gross margin to decline.  If our product costs increase and our sale prices do not, our future operating results could be adversely affected unless we are able to offset such gross margin declines with comparable reductions in operating costs.

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

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2012 and 2011.

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$7,152,417	$1,232,852	$6,720,709	$808,314
Retail Leathercraft	10,282,814	1,358,725	8,649,152	1,004,042
Int’l Leathercraft	741,847	(37,402)	509,179	100,132
Total Operations	$18,177,078	$2,554,175	$15,879,040	$1,912,488

Consolidated net sales for the quarter ended March 31, 2012 increased $2.3 million, or 14.5%, compared to the same period in 2011.  All three segments achieved sales gains, ranging from 6% to 46%.  Operating income on a consolidated basis for the quarter ended March 31, 2012 was up 33.6%, or $642,000, from the first quarter of 2011.

The following table shows in comparative form our consolidated net income for the first quarters of 2012 and 2011:

	2012	2011	% change
Net income	$1,574,105	$1,150,576	36.8%

All segments except International Leathercraft contributed to our increased consolidated net income.  The net loss in the International Leathercraft segment was caused by the lack of profitability at the Australia and Spain stores opened within the last six months.  Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of national craft chains only.  The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2012 and 2011:

	Quarter ended
Customer Group	03/31/12	03/31/11
RETAIL (end users, consumers, individuals)	30%	31%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	45%	42%
MANUFACTURERS	7%	8%
NATIONAL ACCOUNTS	14%	14%
	100%	100%

Net sales increased 6.4%, or $432,000, for the first quarter of 2012 compared to the first quarter of 2011  as follows:

	# Stores	Qtr Ended 03/31/12	# Stores	Qtr Ended 03/31/11	$ Change	% Change
Same store sales	29	$6,340,785	29	$5,933,280	$407,505	6.9%
National account group	n/a	811,632	n/a	787,429	24,203	3.1%
Total sales	29	$7,152,417	29	$6,720,709	$431,708	6.4%

Sales to our retail and wholesale customers were up in the first quarter of 2012 compared to the first quarter of 2011, while sales to our institution and manufacturer account group customers were down slightly.  Operating income for Wholesale Leathercraft during the current quarter increased by $425,000 from the comparative 2011 quarter, an improvement of 53%.

The increase in gross profit of $588,000 was the primary contributor to the improvement in operating income.  Gross profit as a percentage of sales increased from 58.7% in the first quarter of 2011 to 63.3% in the first quarter of 2012, due primarily to the increased retail sales.  Operating expenses remained consistent as a percentage of sales, increasing $160,000 compared to last year’s comparable period, despite an increase in employee compensation and benefits of $284,000.  This was offset somewhat by decreases in utilities ($23,000), outside services ($27,000) and bank fees ($25,000).

Retail Leathercraft

Our Retail Leathercraft operation consists of 77 Tandy Leather Company retail stores at March 31, 2012, versus 76 stores as of March 31, 2011.  Net sales increased 18.9% for the first quarter of 2012 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 03/31/12	# Stores	Qtr Ended 03/31/11	$ Change	% Change
Same store sales	76	$10,177,523	76	$8,649,152	$1,528,371	17.7%
New store sales	1	105,291	-	-	105,291	N/A
Total sales	77	$10,282,814	76	$8,649,152	$1,633,662	18.9%

The following table presents sales mix by customer categories for the quarters ended March 31, 2012 and 2011 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/12	03/31/11
RETAIL (end users, consumers, individuals)	62%	64%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	31%	30%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3%	1%
	100%	100%

Sales to retail, wholesale and manufacturer customer groups increased over the first quarter of 2011, while sales to institution customer groups declined over the same period.

Operating income increased $355,000, or 35%, from the comparative 2011 quarter due to an increase in gross profit partially offset by an increase in operating expenses.  Our gross profit increased by $1.1 million from the prior period primarily due to higher sales.  Operating expenses as a percentage of sales remained virtually unchanged at 49% from the first quarter of 2011.  The increase in operating expenses of $749,000 compared to the first quarter of 2011 was caused by increases in employee compensation and benefits ($452,000), rent expense ($40,000), supplies ($10,000), freight out ($14,000) and advertising and marketing expenses ($121,000).

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of March 31, 2012, the segment contained three stores located in United Kingdom, Australia, and Spain. As of March 31, 2011, the segment consisted of the one store located in the United Kingdom.  This segment’s sales totaled $742,000 for the first quarter of 2012, compared to $509,000 in the first quarter of 2011, an improvement of 46%.  Same store sales were $530,000 as of March 31, 2012 and $509,000 as of March 31, 2011, a 4% increase.  Operating expenses totaled $501,000 in the first quarter of 2012, up from $215,000 in the first quarter of 2011.  The operating expenses associated with the two new stores in Australia and Spain account for the increase in operating expenses.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, rent, travel, and shipping costs to customers.

Other Expenses

We paid $58,000 in interest on our bank debt in the first quarter of 2012, compared to $62,000 in the first quarter of 2011.  Due to the reduction in short-term investments compared to last year, we recorded $5,000 in interest income on our cash balances during the quarter compared to $8,000 a year ago.  We recorded income of $4,000 for currency fluctuations in the first quarter of 2012.  Comparatively, in the first quarter of 2011, we recorded an expense of $72,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets remained steady at $45.5 million at year-end 2011 and March 31, 2012.  Total stockholders’ equity decreased from $34.4 million at December 31, 2011 to $33.6 million at March 31, 2012, the decrease being attributable to the cash dividend of $2.5 million being released in the first quarter of this year for payment to stockholders as of April 2, 2012.  Our current ratio decreased from 4.7 at December 31, 2011 to 4.2 at March 31, 2012 due primarily to an increase in accounts payable during the first quarter of 2012.

As of March 31, 2012, our investment in inventory increased by $4.1 million from year-end 2011.  We have increased the amount of inventory carried in our stores to provide our customers with greater product selection and to promote continued sales growth.  We are also stocking additional inventory to support our growing International Leathercraft segment.  Further, product was purchased in March in anticipation of our second annual national “Open House” event held in April 2012.  Finally, while sales remain strong, we will continue to buy large quantities of our stock leathers at special prices as those opportunities present themselves in order to minimize pressure on our gross margins.  Inventory turnover reached an annualized rate of 3.30 times during the first quarter of 2012, slightly more than 3.14 times for the first quarter of 2011.  Inventory turnover was 3.29 times for all of 2011.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was $1.4 million at March 31, 2012, up $121,000 from $1.3 million at year-end 2011.  The average days to collect accounts remain unchanged at 48 days for the first quarter of 2012 and the first quarter of 2011.  We are constantly monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts in the current economic environment.

Accounts payable increased to $2.3 million at March 31, 2012 compared to $1.6 million at year-end 2011, primarily due to the increase in inventory purchases during the first quarter in response to our sales increase.  Accrued expenses increased slightly to $4.7 million at March 31, 2012 compared to $4.6 million at year-end 2011.

During the first quarter of 2012, cash flow used by operating activities was $2.0 million.  The increase in inventory of $4.2 million offset by net income of $1.6 million and the increase in accounts payable of $725,000, accounted for the majority of the operating cash used in the first quarter.

By comparison, during the first quarter of 2011, cash flow used by operating activities was $496,000.  The reduction in accrued liabilities of $2.2 million and increase in other current assets of $614,000, offset by net income of $1.2 million, accounted for the majority of the operating cash used in the first quarter.

Cash flow provided by investing activities totaled $204,000 in the first quarter of 2012, consisting primarily of certificate of deposit maturities of $336,000 being offset somewhat by purchases of store fixtures and computer equipment of $140,000.  In the first quarter of 2011, cash used in investing activities totaled $142,000 which was primarily purchases of store fixtures and computer equipment.

Cash flow used by financing activities totaled $2.6 million in the first quarter of 2012, consisting of a special one-time cash dividend of $2.5 million and debt repayments of $51,000.  In the first quarter of 2011, cash flow used by financial activities consisted entirely of debt repayments of $51,000.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2011.  We believe that our exposure to market risks has not changed significantly since December 31, 2011.  We expect that our exposure to foreign currency exchange risk will increase as our international presence increases.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 14, 2012	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: May 14, 2012	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)