Form 10-Q
period 2012-06-30
TANDY LEATHER FACTORY INC
filed 2012-08-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 10, 2012
Common Stock, par value $0.0024 per share	10,156,442

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
CURRENT ASSETS:
Cash	$3,816,559	$10,765,591
Short-term investments, including certificates of deposit	85,533	423,893
Accounts receivable-trade, net of allowance for doubtful accounts
of $170,000 and $81,000 in 2012 and 2011, respectively	1,118,871	1,328,579
Inventory	29,749,811	19,940,251
Deferred income taxes	392,283	281,251
Other current assets	1,564,186	948,459
Total current assets	36,727,243	33,688,024

PROPERTY AND EQUIPMENT, at cost	15,360,240	14,999,826
Less accumulated depreciation and amortization	(5,167,913)	(4,700,476)
	10,192,327	10,299,350

GOODWILL	987,634	987,009
OTHER INTANGIBLES, net of accumulated amortization of
$562,000 and $539,000 in 2012 and 2011, respectively	165,040	187,292
Other assets	338,039	341,240
	$48,410,283	$45,502,915

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,018,362	$1,622,697
Accrued expenses and other liabilities	6,078,453	4,641,191
Income taxes payable	334,240	638,897
Current maturities of long-term debt	202,500	202,500
Total current liabilities	9,633,555	7,105,285

DEFERRED INCOME TAXES	851,931	858,829

LONG-TERM DEBT, net of current maturities	3,003,750	3,105,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,150,065 shares issued at 2012 and 2011;
10,156,442 shares outstanding at 2012 and 2011	26,760	26,760
Paid-in capital	5,746,543	5,736,543
Retained earnings	31,759,549	31,181,936
Treasury stock at cost (993,623 shares at 2012 and 2011)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	282,263	382,630
Total stockholders' equity	34,921,047	34,433,801
	$48,410,283	$45,502,915

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011

	THREE MONTHS		SIX MONTHS
	2012	2011	2012	2011
NET SALES	$16,904,254	$15,933,921	$35,081,332	$31,812,961

COST OF SALES	5,964,053	6,088,667	12,775,498	12,442,859

Gross profit	10,940,201	9,845,254	22,305,834	19,370,102

OPERATING EXPENSES	8,475,429	8,075,939	17,286,887	15,688,299

INCOME FROM OPERATIONS	2,464,772	1,769,315	5,018,947	3,681,803

OTHER INCOME (EXPENSE):
Interest expense	(58,235)	(62,132)	(116,627)	(124,135)
Other, net	42,757	(45,767)	62,571	(94,599)
Total other income (expense)	(15,478)	(107,899)	(54,056)	(218,734)

INCOME BEFORE INCOME TAXES	2,449,294	1,661,416	4,964,891	3,463,069

PROVISION FOR INCOME TAXES	909,656	585,060	1,851,147	1,236,137

NET INCOME	$1,539,638	$1,076,356	$3,113,744	$2,226,932

NET INCOME PER COMMON SHARE:
Basic	$0.15	$0.11	$0.30	$0.22
Diluted	$0.15	$0.11	$0.30	$0.22

Weighted Average Number of Shares Outstanding:
Basic	10,156,442	10,156,442	10,156,442	10,156,442
Diluted	10,172,171	10,168,098	10,172,561	10,175,561

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Six Months Ended June 30, 2012 and 2011

	THREE MONTHS		SIX MONTHS
	2012	2011	2012	2011
NET INCOME	$1,539,638	$1,076,356	$3,113,744	$2,226,932

Foreign currency translation adjustments	(191,986)	16,607	(100,367)	127,433

COMPREHENSIVE INCOME	$1,347,652	$1,092,963	$3,013,377	$2,354,365

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,113,744	$2,226,932
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	524,053	497,351
Loss on disposal or abandonment of assets	6,145	79,035
Non-cash stock-based compensation	10,000	26,030
Deferred income taxes	(117,930)	232,119
Other	(97,094)	117,789
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	209,708	(99,985)
Inventory	(9,809,560)	(24,219)
Income taxes	(304,657)	(611,129)
Other current assets	(615,727)	(298,022)
Accounts payable-trade	1,395,665	250,374
Accrued expenses and other liabilities	1,437,262	(1,867,753)
Total adjustments	(7,362,135)	(1,698,410)
Net cash (used in) provided by operating activities	(4,248,391)	528,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(403,611)	(497,485)
Proceeds from maturities of certificates of deposit	336,000	645,252
Proceeds from sale of assets	1,150	25,473
Decrease (increase) in other assets	3,201	2,841
Net cash (used in) provided by investing activities	(63,260)	176,081

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(101,250)	(101,250)
Payment of cash dividend	(2,536,131)	-
Net cash used in financing activities	(2,637,381)	(101,250)

NET CHANGE IN CASH	(6,949,032)	603,353

CASH, beginning of period	10,765,591	4,293,746

CASH, end of period	$3,816,559	4,897,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$116,627	$124,135
Income tax paid during the period, net of (refunds)	$2,273,330	$1,471,101

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Six Months Ended June 30, 2012 and 2011

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2010	10,156,422	$26,760	$5,703,387	$(2,894,068)	$26,429,335	$496,180	$29,761,594

Stock-based compensation	-	-	26,030	-	-	-	26,030
Net income	-	-	-	-	2,226,932	-	2,226,932
Translation adjustment	-	-	-	-	-	127,433	127,433
BALANCE, June 30, 2011	10,156,422	$26,760	$5,729,417	$(2,894,068)	$28,656,267	$623,613	$32,141,989

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2011	10,156,442	$26,760	$5,736,543	$(2,894,068)	$31,181,936	$382,630	$34,433,801

Stock-based compensation	-	-	10,000	-	-	-	10,000
Cash dividend	-	-	-	-	(2,536,131)	-	(2,536,131)
Net income	-	-	-	-	3,113,744	-	3,113,744
Translation adjustment	-	-	-	-	-	(100,367)	(100,367)
BALANCE, June 30, 2012	10,156,442	$26,760	$5,746,543	$(2,894,068)	$31,759,549	$282,263	$34,921,047

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2012 and December 31, 2011, and its results of operations and cash flows for the three and/or six-month periods ended June 30, 2012 and 2011.  Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The components of inventory consist of the following:

	As of
	June 30, 2012	December 31, 2011
Inventory on hand:
Finished goods held for sale	$26,001,763	$17,742,298
Raw materials and work in process	1,377,627	479,686
Inventory in transit	2,370,421	1,718,267
	$29,749,811	$19,940,251

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2011, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first half of 2012.
In accordance with recent guidance from the FASB, beginning in 2012, we are permitted to first assess qualitative factors in testing goodwill for impairment prior to performing a quantitative assessment.
A summary of changes in our goodwill for the periods ended June 30, 2012 and 2011 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2010	$606,962	$383,406	$990,368
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	4,301	-	4,301
Impairments	-	-	-
Balance, June 30, 2011	$611,263	$383,406	$994,669
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2011	$603,603	$383,406	$987,009
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	625	-	625
Impairments	-	-	-
Balance, June 30, 2012	$604,228	$383,406	$987,634

Other intangibles consist of the following:

	As of June 30, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$441,288	$103,081	$544,369	$425,418	$118,951
Non-Compete Agreements	182,509	120,550	61,959	182,365	114,024	68,341
	$726,878	$561,838	$165,040	$726,734	$539,442	$187,292

We recorded amortization expense of $22,342 during the first six months of 2012 compared to $22,139 during the first half of 2011.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

2.           SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows. We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at June 30, 2012 and December 31, 2011 consisted of certificates of deposit.  The contractual maturities of $85,533 in certificates of deposit held as of June 30, 2012 are all due within one year.

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

 At June 30, 2012 and December 31, 2011, the amount outstanding under the above agreements consisted of the following:

	June 30, 2012	December 31, 2011
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,206,250	$3,307,500
	3,206,250	3,307,500
Less - Current maturities	(202,500)	(202,500)
	$3,003,750	$3,105,000

4.           STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors in each of the first six months of 2012 and 2011.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock as of closing on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $5,000 and $7,130 for each of the quarters ended June 30, 2012 and 2011, respectively, and $10,000 and $26,030 for each of the six month periods ended June 30, 2012 and 2011, respectively, as a component of operating expenses.

During the six months ended June 30, 2012 and 2011, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	$4.35	103,600
Granted	1.19	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, June 30, 2011	$4.40	115,600	5.37	$206,332
Exercisable, June 30, 2011	$4.35	103,600	5.44	$192,075

Outstanding, January 1, 2012	$4.40	115,600
Granted	5.27	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, June 30, 2012	$4.48	127,600	5.13	$216,332
Exercisable, June 30, 2012	$4.40	115,600	4.69	$206,332

Other information pertaining to option activity during the six-month periods ended June 30, 2011 and 2010 are as follows:

	June 30, 2012	June 30, 2011
Weighted average grant-date fair value of stock options granted	$10,000	$14,257
Total fair value of stock options vested	N/A	$42,202
Total intrinsic value of stock options exercised	N/A	N/A

As of June 30, 2012 and 2011, unrecognized compensation cost was $0 and $7,129, respectively.

5.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,539,638	$1,076,356	$3,113,744	$2,226,932
Numerator for basic and diluted earnings per share	1,539,638	1,076,356	3,113,744	2,226,932
Denominator:
Weighted-average shares outstanding-basic	10,156,442	10,156,442	10,156,442	10,156,442

Effect of dilutive securities:
Stock options	15,729	11,656	16,119	19,119
Dilutive potential common shares	15,729	11,656	16,119	19,119
Denominator for diluted earnings per share-weighted-average shares	10,172,171	10,168,098	10,172,561	10,175,561

Basic earnings per share	$0.15	$0.11	$0.30	$0.22
Diluted earnings per share	$0.15	$0.11	$0.30	$0.22

The net effect of converting stock options and warrants to purchase 106,600 and 102,600 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted earnings per share for the quarter ended June 30, 2012 and 2011, respectively.

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

A Proposed Settlement Agreement was signed by the parties in January 2012 and submitted to the US District Court for the Northern District of Texas (Fort Worth Division) on January 24, 2012.  The Proposed Settlement Agreement is contingent on the Court’s approval of its terms as well as the Court’s consent to certify the proposed class and collective action class described by the parties.  The Court has not yet ruled on the Proposed Settlement Agreement or the proposed class descriptions, and could either approve, reject, or suggest modifications to the Proposed Settlement Agreement.  In the event the Proposed Settlement Agreement is not approved in its entirety by the Court, either party has the right to withdraw from the Proposed Settlement Agreement, in which event the litigation between the parties would proceed.

In the event the Proposed Settlement Agreement and proposed class descriptions are approved by the Court, any payments pursuant to the Proposed Settlement Agreement are conditioned on the members of the proposed class submitting a claim form approved by the Court.  The total amount of payments under the Proposed Settlement Agreement to the members of the proposed class who have submitted claim forms is conditioned further on the number of claims submitted.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended June 30, 2012
Net sales	$6,282,990	$9,863,139	$758,125	$16,904,254
Gross profit	4,273,989	6,145,188	521,024	10,940,201
Operating earnings	1,103,311	1,309,503	51,958	2,464,772
Interest (expense)	(58,235)	-	-	(58,235)
Other income (expense), net	12,299	-	30,458	42,757
Income before income taxes	1,057,375	1,309,503	82,416	2,449,294

Depreciation and amortization	203,927	46,465	14,125	264,517
Fixed asset additions	102,598	141,537	19,635	263,770
Total assets	$36,240,356	$9,358,545	$2,811,382	$48,410,283

For the quarter ended June 30, 2011
Net sales	$6,471,072	$8,934,306	$528,543	$15,933,921
Gross profit	4,106,707	5,383,078	355,469	9,845,254
Operating earnings	608,385	1,038,301	122,629	1,769,315
Interest (expense)	(62,132)	-	-	(62,132)
Other income (expense), net	(45,436)	-	(331)	(45,767)
Income before income taxes	500,817	1,038,301	122,298	1,661,416

Depreciation and amortization	211,290	38,436	2,621	252,347
Fixed asset additions	173,914	154,385	-	328,299
Total assets	$33,191,853	$6,577,192	$1,145,764	$40,914,809

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the six months ended June 30, 2012
Net sales	$13,435,407	$20,145,953	$1,499,972	$35,081,332
Gross profit	8,803,672	12,517,333	984,829	22,305,834
Operating earnings	2,336,163	2,668,228	14,556	5,018,947
Interest (expense)	(116,627)	-	-	(116,627)
Other income (expense), net	28,347	13	34,211	62,571
Income before income taxes	2,247,883	2,668,241	48,767	4,964,891

Depreciation and amortization	407,617	89,916	26,520	524,053
Fixed asset additions	134,224	196,291	73,096	403,611
Total assets	$36,240,356	$9,358,545	$2,811,382	$48,410,283

For the six months ended June 30, 2011
Net sales	$13,191,781	$17,583,458	$1,037,722	$31,812,961
Gross profit	8,048,277	10,651,126	670,699	19,370,102
Operating earnings	1,418,439	2,040,602	222,762	3,681,803
Interest expense	(124,135)	-	-	(124,135)
Other income (expense), net	(111,782)	-	17,183	(94,599)
Income before income taxes	1,182,522	2,040,602	239,945	3,463,069

Depreciation and amortization	419,478	72,761	5,112	497,351
Fixed asset additions	281,328	214,657	1,500	497,485
Total assets	$33,191,853	$6,577,192	$1,145,764	$40,914,809

Net sales for geographic areas were as follows for the three and six months ended June 30, 2012 and 2011:

Three months ended June 30,	2012	2011
United States	$14,112,191	$13,459,312
Canada	1,732,982	1,685,746
All other countries	1,059,081	788,863
	$16,904,254	$15,933,921
Six months ended June 30,	2012	2011
United States	$29,639,646	$26,978,244
Canada	3,452,822	3,271,270
All other countries	1,988,864	1,563,447
	$35,081,332	$31,812,961

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or six-month periods ended June 30, 2012 and 2011.  We do not have any significant long-lived assets outside of the United States.

9.  SUBSEQUENT EVENTS

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4,000,000.  The revolver bears interest at LIBOR plus 2.0% and matures on June 30, 2013.  As of August 10, 2012,borrowings totaled $500,000 were outstanding under the above agreement.

Also in July 2012, we began construction on a 23,000 square foot building located on our corporate property at 1900 Southeast Loop 820, Fort Worth, Texas.  This building will house our premier store that is currently located in rented space in Fort Worth, Texas.  The building is expected to cost $2.6 million and should be completed in the first quarter of 2013.  We anticipate that we will pay for the building from a combination of current cash balances, internally-generated funds and our revolving credit facility with JPMorgan Chase Bank.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 36 states and six Canadian provinces.  Tandy Leather Company, one of the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather Company’s industry presence by opening retail stores.  As of August 1, 2012, we were operating 77 Tandy Leather Company retail stores located throughout the United States and Canada.

Our International Leathercraft segment operates 3 company-owned stores, all located outside of North America.  These stores operate as combination retail / wholesale stores and consist of one store in Northampton, United Kingdom, one store in Sydney, Australia, and one store in Jerez, Spain.  We expect to open additional stores outside of North America in the future, although specific locations and opening dates have not yet been determined.

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

We plan to grow our net sales and net earnings from our International segment by opening store in various international markets.  As we expand outside of North America, we may incur significant costs relating to starting up, maintaining and expanding foreign operations.  Costs may include, but are not limited to, obtaining locations for stores, hiring personnel, and travel expenses.  We may be unable to open and operate new stores successfully and our growth may be limited, unless we are able to identify desirable sites for store locations; negotiate acceptable lease terms; hire, train and retain competent store personnel; manage inventory effectively to meet the needs and demands of customers on a timely basis; manage foreign currency risk effectively; and achieve acceptable operating margins from the new stores.  We cannot be sure that we can successfully open new stores or that our new stores will be profitable.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

The following tables present selected financial data of each of our three segments for the quarters ended June 30, 2012 and 2011.

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,282,990	$1,103,311	$6,471,072	$608,385
Retail Leathercraft	9,863,139	1,309,503	8,934,306	1,038,301
Int’l Leathercraft	758,125	51,958	528,543	122,629
Total Operations	$16,904,254	$2,464,772	$15,933,921	$1,769,315

Consolidated net sales for the quarter ended June 30, 2012 increased $970,000, or 6.1%, compared to the same period in 2011.  Our Retail Leathercraft and International Leathercraft segments achieved sales gains of 10% and 43%, respectively, while Wholesale Leathercraft reported a sales decline of 2.9%.  Operating income on a consolidated basis for the quarter ended June 30, 2012 was up 39.3%, or $695,000, from the second quarter of 2011.

The following table shows in comparative form our consolidated net income for the second quarters of 2012 and 2011:

	2012	2011	% change
Net income	$1,539,638	$1,076,356	43.0%

All segments contributed to our increased consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft segment consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of only national craft chains.  The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2012 and 2011:

	Quarter Ended
Customer Group	06/30/12	06/30/11
RETAIL (end users, consumers, individuals)	33%	31%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	8%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	45%
MANUFACTURERS	9%	7%
NATIONAL ACCOUNTS	6%	11%
	100%	100%

Net sales decreased 2.9%, or $188,000, for the second quarter of 2012 as follows:

	# Stores	Qtr Ended 06/30/12	Qtr Ended 06/30/11	$ Change	% Change
Same store sales	29	$6,070,345	$5,838,551	$231,794	4.0%
National account group		212,645	632,521	(419,876)	(66.4)%
Total sales		$6,282,990	$6,471,072	$(188,082)	(2.9)%

Our same store sales increased 4% in the second quarter of 2012, as compared with the same period in 2011.  Compared to the second quarter of 2011, we achieved sales dollar increases in our institution and wholesale customer categories, which were offset somewhat by decreases in our retail and national account customer categories.  The increase in sales to our institution customers is the result of an increase in sales to summer camps and youth programs this year.  Our wholesale customers appear to have stabilized somewhat, but with the uncertainty surrounding the domestic economy overall, we are not assured that this stabilization will continue.  Sales to our National Account customers were down 66% for the quarter, compared to the same quarter last year.  Our sales to these customers are dependent on what products we are willing to develop specifically for this group and the level of inventory we are willing to house in anticipation of orders.  We have intentionally eliminated some products from our line because the gross profit margins were lower than we were willing to accept.  Therefore, it is likely we will experience further sales declines to our National Account group if the product we stock is not what these customers want to purchase.   Our primary focus is on sales through our stores, rather than National Accounts, as we believe our stores represent the greatest potential for continued and consistent sales growth.

Operating income for Wholesale Leathercraft during the quarter ended June 30, 2012 increased by $495,000 from the comparative 2011 quarter, an increase of 81%.  Operating expenses as a percentage of sales were 50.5%, down $332,000 from the second quarter of 2011.  Decreases in legal fees of $227,000, due to a reduction in consultations with attorneys on various matters, and employee benefits of $150,000, namely our employee health care benefit program, were the primary contributors to the operating expense reduction.

Retail Leathercraft

Our Retail Leathercraft segment consists of 77 Tandy Leather Company retail stores at June 30, 2012 and 2011.  Net sales increased 10.4% for the second quarter of 2012 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/12	Qtr Ended 06/30/11	$ Change	% Change
Same store sales	76	$9,768,973	$8,924,874	$844,099	9.5%
New store sales	1	94,166	9,432	84,734	N/A
Total sales		$9,863,139	$8,934,306	$928,833	10.4%

The following table presents sales mix by customer categories for the quarters ended June 30, 2012 and 2011 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	06/30/12	06/30/11
RETAIL (end users, consumers, individuals)	58%	60%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	7%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	34%	31%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	2%
	100%	100%

The retail stores averaged approximately $43,000 in sales per month for the second quarter of 2012.

 Sales to each customer group increased solidly over the second quarter of 2011, with the exception of our institution customer group.  Operating income increased $271,000, or 26.1%, from the comparative 2011 quarter.  Operating income as a percentage of sales also increased from 11.6% in the second quarter of 2011 to 13.3% in the second quarter of 2012.  Our gross profit margin improved from 60.3% to 62.3%.  Operating expenses as a percentage of sales increased from 48.6% to 49.0% as expenses grew at a slightly higher rate than that of sales during the quarter.  Operating expenses increased $495,000 over the second quarter of 2011.  Compared to last year’s second quarter, employee compensation and benefits increased $221,000, advertising and marketing expenses increased $70,000, due to special advertising related to store relocations, travel expense associated with store relocations increased $20,000, and legal/professional fees increased $10,000. Rent and utilities increased $85,000 as we continue to move stores into larger locations.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2012, the segment contained three stores located in United Kingdom, Australia, and Spain. As of June 30, 2011, the segment consisted of the one store located in the United Kingdom.  Net sales increased 43.4% for the second quarter of 2012 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/12	Qtr Ended 06/30/11	$ Change	% Change
Same store sales	1	$485,350	$528,543	$(43,193)	(8.2%)
New store sales	2	272,775	-	272,774	N/A
Total sales		$758,125	$528,543	$229,582	43.4%

Gross profit margin as a percentage of sales increased from 67.3% in the second quarter of 2011 to 68.7% in the second quarter of 2012.  We determine selling prices taking into consideration the currency conversion between the U.S. dollar and the local currency.  Further, these stores generate higher profit margins than that of a comparable U.S. store due to a beneficial product mix, selling more higher margin tools and supplies and less lower margin leather.  Operating expenses totaled $469,000 in the second quarter of 2012, up from $233,000 in the second quarter of 2011, all attributable to the new stores’ operations.  Employee compensation is this division’s largest expense, followed by advertising, shipping costs to customers, and rent.

Other Expenses

We paid $58,000 in interest expense in the second quarter of 2012 on our bank debt, which is related to our building purchase, compared to $62,000 in interest expense in the second quarter last year.  Due to the reduction in cash on hand compared to last year, we earned $1,000 in interest income during the second quarter of 2012, down from last year’s second quarter interest income earned of $10,000.  We recorded income of $30,000 during the second quarter of 2012 related to currency fluctuations from our international operations.  Comparatively, in the second quarter of 2011, we recorded a loss of $66,000 for currency fluctuations.

Six Months Ended June 30, 2012 and 2011

The following table presents selected financial data of each of our three segments for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$13,435,407	$2,336,163	$13,191,781	$1,418,439
Retail Leathercraft	20,145,953	2,668,228	17,583,458	2,040,602
International Leathercraft	1,499,972	14,556	1,037,722	222,762
Total Operations	$35,081,332	$5,018,947	$31,812,961	$3,681,803

Consolidated net sales for the six months ended June 30, 2012 were up 10% compared to the same period in 2011, increasing $3.3 million.  All three reporting segments contributed to the sales increase.  Retail Leathercraft contributed the largest sales increase of $2.6 million, followed by International Leathercraft reporting an increase of $462,000 and Wholesale Leathercraft reporting an increase of $244,000.  Operating income on a consolidated basis for the six months ended June 30, 2012 was up 36.3% compared to the first half of 2011, increasing $1.3 million.

The following table shows in comparative form our consolidated net income for the first half of 2012 and 2011:

	2012	2011	% change
Net income	$3,113,744	$2,226,932	39.8%

Wholesale Leathercraft

Net sales increased 1.8%, or $244,000, for the first half of 2012 as follows:

	# Stores	Six Months Ended 06/30/12	Six Months Ended 06/30/11	$ Change	% Change
Same store sales	29	$12,411,129	$11,771,831	$639,298	5.4%
National account group		1,024,278	1,419,950	(395,672)	(27.9)%
Total sales		$13,435,407	$13,191,781	$243,626	1.8%

The following table presents the combined sales mix by customer categories for the six months ended June 30, 2012 and 2011:

	Six Months Ended
Customer Group	06/30/12	06/30/11
RETAIL (end users, consumers, individuals)	33%	31%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	44%
MANUFACTURERS	7%	7%
NATIONAL ACCOUNTS	10%	12%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2012 increased by $918,000 from the comparative 2011 period, an improvement of 64.7%.  Compared to the first six months of 2011, operating expenses decreased $168,000 for the first half of 2012, decreasing as a percentage of sales from 50.3% to 48.1%.

Retail Leathercraft

Net sales were up 14.6% for the first half of 2012 over the same period last year.

	# Stores	Six Months Ended 06/30/12	Six Months Ended 06/30/11	$ Change	% Change
Same (existing) store sales	76	$19,946,496	$17,574,026	$2,372,470	13.5%
New store sales	1	199,457	9,432	190,025	N/A
Total sales		$20,145,953	$17,583,458	$2,562,495	14.6%

The following table presents sales mix by customer categories for the six months ended June 30, 2012 and 2011 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/12	06/30/11
RETAIL (end users, consumers, individuals)	60%	62%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	32%	30%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3%	2%
	100%	100%

The retail stores averaged approximately $43,000 in sales per month for the first half of 2012.

Operating income for the first six months of 2012 increased $628,000 from the comparative 2011, improving as a percentage of sales from 11.6% in the first half of 2011 to 13.2% in the first half of 2012.  Gross margin increased slightly from 60.6% to 62.1%.  Operating expenses as a percentage of sales were 48.9% for both the first half of 2012 and 2011, as sales grew slightly faster than expenses.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2012, the segment contained three stores with one each located in United Kingdom, Australia, and Spain. As of June 30, 2011, the segment consisted of the one store located in the United Kingdom.  Net sales increased 44.5% for the first half of 2012 over the same period last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Six Months Ended 06/30/12	Six Months Ended 06/30/11	$ Change	% Change
Same store sales	1	$1,015,206	$1,037,722	$(22,516)	(2.2)
New store sales	2	484,766	-	484,766	N/A
Total sales		$1,499,972	$1,037,722	$462,250	44.5%

Gross profit margin as a percentage of sales increased from 64.6% in the first half of 2011 to 65.7% in the first half of 2012.  Selling prices are determined based on the currency conversion between the U.S. dollar and the local currency.  In addition, gross profit margin is affected by sales mix – the ratio of higher margin products (tools, supplies, etc.) to lower margin products (leather).  Operating expenses totaled $970,000 in the first half of 2012, up from $448,000 in the first half of 2011, all attributable to the new stores’ operations.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, shipping costs to customers, and rent.

Other Expenses

We paid $117,000 in interest on our bank debt in the first six months of 2012, compared to $124,000 in the first six months of 2011.  Due to the reduction in cash on hand compared to last year, we recorded $6,000 in interest income on our cash balances in the six months ended June 30, 2012 compared to $17,000 a year ago.  We recorded income of $34,000 for currency fluctuations in the first half of 2012.  Comparatively, in the first half of 2011, we recorded an expense of $138,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets were $48.4 million at June 30, 2012, up $2.9 million from $45.5 million at year-end 2011.  Total stockholders’ equity increased from $34.4 million at December 31, 2011 to $34.9 million at June 30, 2012, the increase being attributable to earnings in the first half of this year, partially offset by the cash dividend of $2.5 million paid to stockholders in April. Our current ratio decreased from 4.7 at December 31, 2011 to 3.8 at June 30, 2012 as current liabilities grew faster than current assets.

Our investment in inventory increased by $9.8 million from year-end 2011 to June 30, 2012.  Inventory turnover reached an annualized rate of 2.82 times during the first half of 2012, slightly less than 3.14 times for the first half of 2011.  Inventory turnover was 3.29 times for all of 2011.  We compute our inventory turns as sales divided by average inventory.  As of June 30, 2012, our total inventory on hand was approximately 16% over our internal targets for optimal inventory levels.  We have increased the amount of inventory carried in our stores to provide our customers with greater product selection and to promote continued sales growth.  We are also stocking additional inventory to support our growing International Leathercraft segment.  Further, we have taken advantage of numerous opportunities to make bulk purchases of our stock leathers at special pricing during the second quarter, normally made during the third quarter.

Trade accounts receivable was $1.1 million at June 30, 2012, down $210,000 from $1.3 million at year-end 2011.  The average days to collect accounts for the first half of 2012 were 47 days, matching that of the first half of 2011.  We are monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts in the current economic environment.

Accounts payable increased to $3.0 million at June 30, 2012 compared to $1.6 million at year-end 2011, primarily due to the increase in inventory purchases during the first half of 2012.  Accrued expenses increased $1.4 million from December 31, 2011 to June 30, 2012 due to the increase of inventory in transit compared to year-end 2011.

During the first six months of 2012, cash flow used by operating activities was $4.2 million.  The increase in inventory of $9.8 million, offset by net income of $3.1 million, the increase in accounts payable of $1.4 million and the increase in accrued liabilities of $1.4 million accounted for the majority of the operating cash used in the six months.

By comparison, during the first six months of 2011, cash flow provided by operating activities was $529,000.  Net income of $2.2 million was offset by a reduction in accrued liabilities of $1.9 million and accounted for the majority of the operating cash provided in the first six months.  Accrued liabilities decreased from December 31, 2010 to June 30, 2011 due to the payment of manager bonuses and the reduction in inventory in transit.

Cash flow used in investing activities totaled $63,000 in the first half of 2012, consisting primarily of purchases of store fixtures and computer equipment, partially offset by maturities of certificates of deposit.  In the first half of 2011, cash provided by investing activities totaled $176,000, consisting primarily of maturities of certificates of deposit, partially offset by purchases of fixtures and equipment.

Cash flow used in financing activities totaled $2.6 million in the first six months of 2012, consisting of a special one-time cash dividend of $2.5 million and $101,000 in debt repayments.  In the first six months of 2011, cash flow used in financial activities totaled $101,000, consisting debt repayments of $101,000.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances, internally generated funds, and our revolving credit facility with JPMorgan Chase Bank.       .

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference

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

*10.1	Line of Credit Note, dated June 21, 2012, by and between The Leather Factory, L.P. and JPMorgan Chase Bank, N.A.
*31.1	13a-14(a) or 15d-14(a) Certification by Jon Thompson, Chief Executive Officer and President.
*31.2	13a-14(a) or 15d-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document.
101.SCH^	XBRL Taxonomy Extension Schema Document.
101.CAL^	XBRL Taxonomy Extension Calculation Document.
101.DEF^	XBRL Taxonomy Extension Definition Document.
101.LAB^	XBRL Taxonomy Extension Labels Document.
101.PRE^	XBRL Taxonomy Extension Presentation Document.
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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 13, 2012	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: August 13, 2012	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)