Form 10-Q
period 2012-09-30
TANDY LEATHER FACTORY INC
filed 2012-11-13
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 12, 2012
Common Stock, par value $0.0024 per share	10,158,442

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
ASSETS
CURRENT ASSETS:
Cash	$3,520,757	$10,765,591
Short-term investments, including certificates of deposit	-	423,893
Accounts receivable-trade, net of allowance for doubtful accounts
of $213,000 and $81,000 in 2012 and 2011, respectively	1,074,877	1,328,579
Inventory	29,694,804	19,940,251
Prepaid income taxes	544,919	-
Deferred income taxes	427,360	281,251
Other current assets	1,089,675	948,459
Total current assets	36,352,392	33,688,024

PROPERTY AND EQUIPMENT, at cost	16,228,629	14,999,826
Less accumulated depreciation and amortization	(5,411,982)	(4,700,476)
	10,816,647	10,299,350

GOODWILL	992,027	987,009
OTHER INTANGIBLES, net of accumulated amortization of
$574,000 and $539,000 in 2012 and 2011, respectively	154,059	187,292
Other assets	337,991	341,240
	$48,653,116	$45,502,915

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,552,544	$1,622,697
Accrued expenses and other liabilities	5,738,356	4,641,191
Income taxes payable	-	638,897
Line of credit note	1,000,000	-
Current maturities of notes payable and long-term debt	202,500	202,500
Total current liabilities	9,493,400	7,105,285

DEFERRED INCOME TAXES	824,701	858,829

LONG-TERM DEBT, net of current maturities	2,953,125	3,105,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,152,065 and 11,150,065 shares issued at 2012 and 2011, respectively
10,158,442 and 10,156,442 shares outstanding at 2012 and 2011, respectively	26,765	26,760
Paid-in capital	5,751,978	5,736,543
Retained earnings	32,040,319	31,181,936
Treasury stock at cost (993,623 shares at 2012 and 2011)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	456,896	382,630
Total stockholders' equity	35,381,890	34,433,801
	$48,653,116	$45,502,915

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
NET SALES	$17,000,728	$15,385,421	$52,082,061	$47,198,382

COST OF SALES	6,595,958	6,147,143	19,371,456	18,590,002

Gross profit	10,404,770	9,238,278	32,710,605	28,608,380

OPERATING EXPENSES	9,759,914	8,016,441	27,046,801	23,704,740

INCOME FROM OPERATIONS	644,856	1,221,837	5,663,804	4,903,640

OTHER INCOME (EXPENSE):
Interest expense	(59,623)	(61,550)	(176,251)	(185,685)
Other, net	(2,787)	176,374	59,786	81,775
Total other income (expense)	(62,410)	114,824	(116,465)	(103,910)

INCOME FROM CONTINUING OPERATINGS BEFORE INCOME TAXES	582,446	1,336,661	5,547,339	4,799,730

PROVISION FOR INCOME TAXES	301,676	506,187	2,152,825	1,742,324

NET INCOME FROM CONTINUING OPERATIONS	280,770	830,474	3,394,514	3,057,406

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(1,368)	-	(1,368)

NET INCOME	$280,770	$829,106	$3,394,514	$3,056,038

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Basic	$0.03	$0.08	$0.33	$0.30
Diluted	$0.03	$0.08	$0.33	$0.30

NET INCOME FROM DISCONTINUED OPERATIONS PER COMMON SHARE:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.08	$0.33	$0.30
Diluted	$0.03	$0.08	$0.33	$0.30

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	10,156,790	10,156,442	10,156,559	10,156,442
Diluted	10,177,466	10,168,326	10,179,569	10,179,523

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Nine Months Ended September 30, 2012 and 2011

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
NET INCOME	$280,770	$829,106	$3,394,514	$3,056,038

Foreign currency translation adjustments	174,633	(326,809)	74,266	(199,376)

COMPREHENSIVE INCOME	$455,403	$502,297	$3,468,780	$2,856,662

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,394,514	$3,056,038
Loss from discontinued operations	-	1,368
	3,394,514	3,057,406

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	794,122	759,279
Loss on disposal or abandonment of assets	16,977	81,579
Non-cash stock-based compensation	10,000	33,156
Deferred income taxes	(180,237)	273,161
Other	63,559	(178,795)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	253,702	(285,590)
Inventory	(9,754,553)	(315,259)
Income taxes	(1,183,816)	(554,681)
Other current assets	(141,216)	(394,666)
Accounts payable-trade	929,847	597,099
Accrued expenses and other liabilities	1,097,165	(1,467,520)
Total adjustments	(8,094,450)	(1,452,237)
Net cash (used in) provided by continuing operating activities	(4,699,936)	1,605,169
Cash used in discontinued operating activities	-	(1,067)
Net cash (used in) provided by operating activities	(4,699,936)	1,604,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,294,050)	(1,042,775)
Proceeds from maturities of certificates of deposit	423,893	1,285,593
Proceeds from sale of assets	1,150	25,473
Decrease (increase) in other assets	6,675	(22,636)
Net cash (used in) provided by investing activities	(862,332)	245,655

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from line of credit	1,000,000	-
Payments on notes payable and long-term debt	(151,875)	(151,875)
Proceeds from issuance of common stock	5,440	-
Payment of cash dividend	(2,536,131)	-
Net cash used in financing activities	(1,682,566)	(151,875)

NET CHANGE IN CASH	(7,244,834)	1,697,882

CASH, beginning of period	10,765,591	4,293,746

CASH, end of period	$3,520,757	$5,991,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$176,251	$185,685
Income tax paid during the period, net of (refunds)	$3,524,962	$1,940,659

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
Unaudited
For the Nine Months Ended September 30, 2012 and 2011

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2010	10,156,422	$26,760	$5,703,387	$(2,894,068)	$26,429,335	$496,180	$29,761,594

Stock-based compensation	-	-	33,156	-	-	-	33,156
Net income	-	-	-	-	3,056,038	-	3,056,038
Translation adjustment	-	-	-	-	-	(199,376)	(199,376)
BALANCE, September 30, 2011	10,156,422	$26,760	$5,736,543	$(2,894,068)	$29,485,373	$296,804	$32,651,412

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2011	10,156,442	$26,760	$5,736,543	$(2,894,068)	$31,181,936	$382,630	$34,433,801

Shares issued – stock options exercised	2,000	5	5,435	-	-	-	5,440
Stock-based compensation	-	-	10,000	-	-	-	10,000
Cash dividend	-	-	-	-	(2,536,131)	-	(2,536,131)
Net income	-	-	-	-	3,394,514	-	3,394,514
Translation adjustment	-	-	-	-	-	74,266	74,266
BALANCE, September 30, 2012	10,158,442	$26,765	$5,751,978	$(2,894,068)	$32,040,319	$456,896	$35,381,890

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments and the accrual of the settlement described in Note 7) necessary to present fairly its financial position as of September 30, 2012 and December 31, 2011, and its results of operations and cash flows for the three and/or nine-month periods ended September 30, 2012 and 2011.  Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The components of inventory consist of the following:

	As of
	September 30, 2012	December 31, 2011
Inventory on hand:
Finished goods held for sale	$28,132,380	$17,742,298
Raw materials and work in process	805,124	479,686
Inventory in transit	757,300	1,718,267
	$29,694,804	$19,940,251

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2011, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first three quarters of 2012.

In accordance with recent guidance from the FASB, beginning in 2012, we are permitted to first assess qualitative factors in testing goodwill for impairment prior to performing a quantitative assessment.

A summary of changes in our goodwill for the periods ended September 30, 2012 and 2011 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2010	$606,962	$383,406	$990,368
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(6,024)	-	(6,024)
Impairments	-	-	-
Balance, September 30, 2011	$600,938	$383,406	$984,344
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2011	$603,603	$383,406	$987,009
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	5,018	-	5,018
Impairments	-	-	-
Balance, September 30, 2012	$608,621	$383,406	$992,027

Other intangibles consist of the following:

	As of September 30, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$449,060	$95,309	$544,369	$425,418	$118,951
Non-Compete Agreements	183,514	124,764	58,750	182,365	114,024	68,341
	$727,883	$573,824	$154,059	$726,734	$539,442	$187,292

We recorded amortization expense of $33,378 during the first nine months of 2012 compared to $33,401 during the first nine months of 2011.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

2.           SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows. We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at December 31, 2011 consisted of certificates of deposit.  No certificates of deposit or other short-term investments were held as of September 30, 2012.

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

At September 30, 2012 and December 31, 2011, the amount outstanding under the above agreement consisted of the following:

	September 30, 2012	December 31, 2011
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,155,625	$3,307,500

Less - Current maturities	(202,500)	(202,500)
	$2,953,125	$3,105,000

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4,000,000.  The revolver bears interest at LIBOR plus 2.0% (2.2185% at September 30, 2012) and matures on June 30, 2013. Interest is paid monthly. This note was obtained for working capital purposes.

4.           STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors in each of the first nine months of 2012 and 2011.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock as of closing on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $0 and $7,126 for each of the quarters ended September 30, 2012 and 2011, respectively, and $10,000 and $33,156 for each of the nine month periods ended September 30, 2012 and 2011, respectively, as a component of operating expenses.

During the nine months ended September 30, 2012 and 2011, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	$4.35	103,600
Granted	4.80	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, September 30, 2011	$4.40	115,600	5.40	$206,332
Exercisable, September 30, 2011	$4.40	115,600	5.40	$206,332

Outstanding, January 1, 2012	$4.40	115,600
Granted	5.27	12,000
Cancelled	-	-
Exercised	2.72	(2,000)
Outstanding, September 30, 2012	$4.51	125,600	4.93	$213,256
Exercisable, September 30, 2012	$4.51	125,600	4.93	$213,256

Other information pertaining to option activity during the nine-month periods ended September 30, 2012 and 2011 are as follows:

	September 30, 2012	September 30, 2011
Weighted average grant-date fair value of stock options granted	$0.83	$1.19
Total fair value of stock options vested	$10,000	$52,057
Total intrinsic value of stock options exercised	$3,077	N/A

As of September 30, 2012 and 2011, there was no unrecognized compensation cost related to non-vested stock options.

5.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$280,770	$829,106	$3,394,514	$3,056,038
Numerator for basic and diluted earnings per share	280,770	829,106	3,394,514	3,056,038
Denominator:
Weighted-average shares outstanding-basic	10,156,790	10,156,442	10,156,559	10,156,442

Effect of dilutive securities:
Stock options	20,676	11,884	23,010	23,081
Dilutive potential common shares	20,676	11,884	23,010	23,081
Denominator for diluted earnings per share- weighted-average shares	10,177,466	10,168,326	10,179,569	10,179,523

Basic earnings per share	$0.03	$0.08	$0.33	$0.30
Diluted earnings per share	$0.03	$0.08	$0.33	$0.30

The net effect of converting stock options to purchase 127,600 and 102,600 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted earnings per share for the quarter ended September 30, 2012 and 2011, respectively.

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

On September 24, 2012, an agreement was reached and preliminarily approved by the United States District Court, Northern District of Texas, Fort Worth Division, to settle all federal and state claims asserted by the plaintiffs (the “Settlement Agreement”).  At all times during the pendency of this litigation, we have vigorously denied all of the plaintiffs’ allegations. As part of the settlement, we continue to deny any violation of any statute, law, rule or regulation, any liability or wrongdoing, and the truth of all of the plaintiffs’ allegations. We have agreed to enter into the Settlement Agreement to avoid further expense and inconvenience, end the disruption and burden of the litigation, avoid any other present or future litigation arising out of the facts that gave rise to the litigation, avoid the risk inherent in uncertain complex litigation, and put to rest the controversy underlying the litigation.

The Settlement Agreement required us to establish a $993,385.90 escrow account to fund (1) settlement payments to the plaintiffs, (2) settlement payments to the other members of the settlement class who join the class action, (3) attorneys’ fees and expenses, and (4) escrow agent fees and expenses.  The plaintiffs and each other member of the settlement class who joins the class action release any and all claims against us related to the conduct alleged by the plaintiffs in the class action suit.  The Settlement Agreement includes a formula to determine the amount of settlement payments payable to each claimant.  If the aggregate amount of settlement payments determined by such formula exceeds the remaining balance in the escrow fund, we will have no further liability.  Instead, the amount of settlement payments payable to the claimants will be reduced proportionately.  To the extent that any funds remain in the escrow fund after payment of all required claims, fees and expenses, the remaining funds will be returned to us.  The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Settlement Agreement which was attached as Exhibit 10.1 to a Form 8-K Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2012.

The Settlement Agreement remains subject to a fairness hearing and final approval by the Court.  A Fairness Hearing will be held in the Fourth Floor Courtroom of the United States Courthouse, Fort Worth, Texas, at 10:00 o’clock a.m. on February 11, 2013, to make final determinations as to whether the settlement described in the Settlement Agreement is fair, reasonable and adequate, whether it should be finally approved by the Court, and whether an Order and Final Judgment should be issued dismissing the lawsuit with prejudice.

In connection with the settlement, we recorded a charge to operations of $993,385.90 during the quarter ended September 30, 2012.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended September 30, 2012
Net sales	$6,242,602	$9,947,911	$810,215	$17,000,728
Gross profit	4,111,067	5,848,397	445,306	10,404,770
Operating earnings	(297,897)	987,704	(44,951)	644,856
Interest (expense)	(59,623)	-	-	(59,623)
Other income (expense), net	15,926	-	(18,713)	(2,787)
Income before income taxes	(341,594)	987,704	(63,664)	582,446

Depreciation and amortization	205,991	50,650	13,428	270,069
Fixed asset additions	779,676	107,234	3,529	908,210
Total assets	$35,690,494	$10,719,659	$2,242,963	$48,653,116

For the quarter ended September 30, 2011
Net sales	$6,150,138	$8,744,446	$490,837	$15,385,421
Gross profit	3,733,345	5,178,788	326,145	9,238,278
Operating earnings	296,824	811,347	113,666	1,221,837
Interest (expense)	(61,550)	-	-	(61,550)
Other income (expense), net	175,715	(1,577)	2,236	176,374
Income before income taxes	410,989	809,770	115,902	1,336,661

Depreciation and amortization	216,958	42,836	2,134	261,928
Fixed asset additions	239,477	114,200	191,613	545,290
Total assets	$32,903,869	$7,225,267	$2,043,348	$42,172,484

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the nine months ended September 30, 2012
Net sales	$19,678,009	$30,093,864	$2,310,188	$52,082,061
Gross profit	12,914,740	18,365,729	1,430,136	32,710,605
Operating earnings	2,038,267	3,655,932	(30,395)	5,663,804
Interest (expense)	(176,251)	-	-	(176,251)
Other income (expense), net	44,275	13	15,498	59,786
Income before income taxes	1,906,291	3,655,945	(14,897)	5,547,339

Depreciation and amortization	613,608	140,566	39,948	794,122
Fixed asset additions	913,900	303,525	76,625	1,294,050
Total assets	$35,690,494	$10,719,659	$2,242,963	$48,653,116

For the nine months ended September 30, 2011
Net sales	$19,341,919	$26,327,904	$1,528,559	$47,198,382
Gross profit	11,781,622	15,829,914	996,844	28,608,380
Operating earnings	1,709,226	2,857,986	336,428	4,903,640
Interest expense	(185,685)	-	-	(185,685)
Other income (expense), net	69,968	(7,613)	19,420	81,775
Income before income taxes	1,593,509	2,850,373	355,848	4,799,730

Depreciation and amortization	636,050	115,597	7,632	759,279
Fixed asset additions	520,805	328,857	193,113	1,042,775
Total assets	$32,903,869	$7,225,267	$2,043,348	$42,172,484

Net sales for geographic areas were as follows for the three and nine months ended September 30, 2012 and 2011:

Three months ended September 30,	2012	2011
United States	$14,221,642	$13,078,107
Canada	1,761,960	1,560,808
All other countries	1,017,126	746,506
	$17,000,728	$15,385,421

Nine months ended September 30,	2012	2011
United States	$43,861,288	$40,056,351
Canada	5,214,782	4,832,078
All other countries	3,005,991	2,309,953
	$52,082,061	$47,198,382

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or nine-month periods ended September 30, 2012 and 2011.  We do not have any significant long-lived assets outside of the United States.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are one of the world’s largest specialty retailers and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation, and our common stock trades on the NASDAQ Global Market under the symbol “TLF.”  We operate our business in three segments:  Wholesale Leathercraft, which operates wholesale stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates retail stores in North America under the trade name, Tandy Leather Company, and International Leathercraft, which operates combination retail/wholesale stores outside of North America under the trade name, Tandy Leather Factory.  See Note 8 to the consolidated financial statements included in Item 1 of this Report for additional information concerning our segments, as well as our foreign operations.

Our Wholesale Leathercraft segment operates 29 company-owned wholesale stores in 19 states and three Canadian provinces.  These stores are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits to retailers, manufacturers, and end users.  Our Wholesale Leathercraft segment also includes our National Account sales group, whose customers are only national craft chains.

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 36 states and six Canadian provinces.  Tandy Leather Company, one of the oldest and best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather Company’s industry presence by opening retail stores.  As of November 1, 2012, we were operating 77 Tandy Leather Company retail stores located throughout the United States and Canada.

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

We plan to grow our net sales and net earnings from our International segment by opening stores in various international markets.  As we expand outside of North America, we may incur significant costs relating to starting up, maintaining and expanding foreign operations.  Costs may include, but are not limited to, obtaining locations for stores, hiring personnel, and travel expenses.  We may be unable to open and operate new stores successfully and our growth may be limited, unless we are able to identify desirable sites for store locations; negotiate acceptable lease terms; hire, train and retain competent store personnel; manage inventory effectively to meet the needs and demands of customers on a timely basis; manage foreign currency risk effectively; and achieve acceptable operating margins from the new stores.  We cannot be sure that we can successfully open new stores or that our new stores will be profitable.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

The following tables present selected financial data of each of our three segments for the quarters ended September 30, 2012 and 2011.

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011
	Sales	Operating Income (Loss)	Sales	Operating Income
Wholesale Leathercraft	$6,242,602	$(297,897)	$6,150,138	$296,824
Retail Leathercraft	9,947,911	987,704	8,744,446	811,347
Int’l Leathercraft	810,215	(44,951)	490,837	113,666
Total Operations	$17,000,728	$644,856	$15,385,421	$1,221,837

Consolidated net sales for the quarter ended September 30, 2012 increased $1.6 million, or 10.5%, compared to the same period in 2011.  All three segments contributed to the sales increase.  Operating income on a consolidated basis for the quarter ended September 30, 2012 was down 47.2%, or $577,000, from the third quarter of 2011.  The settlement of the litigation described in Note 7 to the consolidated financial statements included in Item 1 of this Report accounted for the decrease in operating income.  The expense was recorded in our Wholesale Leathercraft segment.  Our Retail Leathercraft segment reported an increase in operating income of 21.7%, offset by operating losses of 200% and 140% in our Wholesale and International Leathercraft segments, respectively.

The following table shows in comparative form our consolidated net income for the third quarters of 2012 and 2011:

	2012	2011	% change
Net income	$280,770	$829,106	(66.2)%

Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft segment consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of only national craft chains.  The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2012 and 2011:

	Quarter Ended
Customer Group	09/30/12	09/30/11
RETAIL (end users, consumers, individuals)	33%	28%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	44%
MANUFACTURERS	8%	7%
NATIONAL ACCOUNTS	9%	16%
	100%	100%

Net sales increased 1.5%, or $92,000, for the third quarter of 2012 as follows:

	# Stores	Qtr Ended 09/30/12	Qtr Ended 09/30/11	$ Change	% Change
Same store sales	29	$5,821,208	$5,361,239	$459,969	8.6%
National account group		421,394	788,899	(367,505)	(46.6)%
Total sales		$6,242,602	$6,150,138	$92,464	1.5%

Our same store sales increased 8.6% in the third quarter of 2012, as compared with the same period in 2011.  Compared to the third quarter of 2011, we achieved sales dollar increases in all customer categories, with the exception of our National Account group.  Sales to our National Account customers were down 47% for the quarter, compared to the same quarter last year.  Our sales to these customers are dependent on what products we are willing to develop specifically for this group and the level of inventory we are willing to house in anticipation of orders.  We have intentionally eliminated some products from our line because the gross profit margins were lower than we were willing to accept.  Therefore, it is likely we will experience further sales declines to our National Account group if the product we stock is not what these customers want to purchase.   Our primary focus is on sales through our stores, rather than National Accounts, as we believe our stores represent the greatest potential for continued and consistent sales growth.

Operating income for Wholesale Leathercraft during the quarter ended September 30, 2012 decreased by $595,000 from the comparative 2011 quarter, a decrease of 200%.  Operating expenses as a percentage of sales were 70.6%, up $972,000 from the third quarter of 2011. The primary reason for the operating expense increase was the one-time charge of $994,000 related to the settlement of litigation.  (See Note 7 to the consolidated financial statements included in Item 1 of this Report for additional information.)  Other changes in operating expenses consisted of a decrease in legal fees of $100,000, an increase in employee compensation of $100,000, and a reduction in employee benefits, namely our employee health care program, of $150,000.  Excluding the one-time settlement expense, operating expenses as a percentage of sales was 54.7%, down $21,000 from the third quarter of 2011.

Retail Leathercraft

Our Retail Leathercraft segment consists of 77 Tandy Leather Company retail stores at September 30, 2012 and 2011.  Net sales increased 13.8% for the third quarter of 2012 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/12	Qtr Ended 09/30/11	$ Change	% Change
Same store sales	77	$9,947,911	$8,744,446	$1,203,465	13.8%
New store sales	-	-	-	-	-
Total sales		$9,947,911	$8,744,446	$1,203,465	13.8%

The following table presents sales mix by customer categories for the quarters ended September 30, 2012 and 2011 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	09/30/12	09/30/11
RETAIL (end users, consumers, individuals)	60%	59%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	33%	33%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	3%
	100%	100%

The retail stores averaged approximately $43,000 in sales per month for the third quarter of 2012.

Sales to each customer group increased solidly over the third quarter of 2011, with the exception of our Manufacturer customer group.  Operating income increased $176,000, or 21.7%, from the comparative 2011 quarter.  Operating income as a percentage of sales also increased from 9.3% in the third quarter of 2011 to 9.9% in the third quarter of 2012.  Gross profit margin declined slightly from 59.2% to 58.8%.  Operating expenses as a percentage of sales decreased from 50.0% to 48.9% as expenses grew at a slower rate than that of sales during the quarter.  Operating expenses increased $493,000 over the third quarter of 2011, with increases in employee compensation and benefits of $175,000, advertising and marketing expenses of $90,000, travel expense associated with store relocations of $30,000, and rent and utilities expense of $85,000 accounting for the majority of the increase.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2012, the segment contained three stores with one store located in United Kingdom, one store located in Australia, and one store located in Spain. As of September 30, 2011, the segment consisted of the one store located in the United Kingdom.  Net sales increased 65.1% for the third quarter of 2012 over the same quarter last year as a result of the addition of new stores.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/12	Qtr Ended 09/30/11	$ Change	% Change
Same store sales	1	$491,869	$490,837	$1,032	0.2%
New store sales	2	318,346	-	318,346	N/A
Total sales		$810,215	$490,837	$319,378	65.1%

Gross profit margin as a percentage of sales decreased from 66.5% in the third quarter of 2011 to 55.0% in the third quarter of 2012.  The cost of goods is typically higher in these stores than that of the North American stores due to the higher freight costs incurred to get product to the stores.  Further, we determine selling prices taking into consideration the currency conversion between the U.S. dollar and the local currency.  Therefore, gross profit margin can fluctuate as a result of sales mix (the ratio of selling higher margin tools and supplies to  lower margin leather), shipping methods (air versus ocean) when we ship merchandise to the stores, and the currency conversion rate we use to convert US dollar selling prices to local currency selling prices.  Operating expenses totaled $490,000 in the third quarter of 2012, up from $212,000 in the third quarter of 2011, all attributable to the new stores’ operations.  Employee compensation is this division’s largest expense, followed by advertising, shipping costs to customers, and rent.

Other Expenses

We paid $60,000 in interest expense in the third quarter of 2012 on our debt compared to $62,000 in interest expense in the third quarter last year.  Due to the reduction in cash on hand compared to last year, we earned $500 in interest income during the third quarter of 2012, down from last year’s third quarter interest income earned of $15,000.  We recorded expense of $18,000 during the third quarter of 2012 related to currency fluctuations from our international operations.  Comparatively, in the third quarter of 2011, we recorded income of $145,000 for currency fluctuations.

Nine Months Ended September 30, 2012 and 2011

The following table presents selected financial data of each of our three segments for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Sales	Operating Income (Loss)	Sales	Operating Income
Wholesale Leathercraft	$19,678,009	$2,038,267	$19,341,919	$1,709,226
Retail Leathercraft	30,093,864	3,655,932	26,327,904	2,857,986
International Leathercraft	2,310,188	(30,395)	1,528,559	336,428
Total Operations	$52,082,061	$5,663,804	$47,198,382	$4,903,640

Consolidated net sales for the nine months ended September 30, 2012 were up 10% compared to the same period in 2011, increasing $4.9 million.  All three reporting segments contributed to the sales increase.  Retail Leathercraft contributed the largest sales increase of $3.8 million, followed by International Leathercraft reporting an increase of $781,000 and Wholesale Leathercraft reporting an increase of $336,000.  Operating income on a consolidated basis for the nine months ended September 30, 2012 was up 15.5% compared to the first nine months of 2011, increasing $760,000.

The following table shows in comparative form our consolidated net income for the first three quarters of 2012 and 2011:

	2012	2011	% change
Net income	$3,394,514	$3,056,038	11.1%

Wholesale Leathercraft

Net sales increased 1.7%, or $336,000, for the first three quarters of 2012 as follows:

	# Stores	Nine Months Ended 09/30/12	Nine Months Ended 09/30/11	$ Change	% Change
Same store sales	29	$18,232,337	$17,133,069	$1,099,268	6.4%
National account group		1,445,672	2,208,850	(763,178)	(34.6)%
Total sales		$19,678,009	$19,341,919	$336,090	1.7%

The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
Customer Group	09/30/12	09/30/11
RETAIL (end users, consumers, individuals)	34%	31%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	43%	44%
MANUFACTURERS	8%	7%
NATIONAL ACCOUNTS	10%	12%
	100%	100%

Operating income for Wholesale Leathercraft for the first three quarters of 2012 increased by $329,000 from the comparative 2011 period, an improvement of 19.3%.  Compared to the first nine months of 2011, operating expenses increased $804,000 for the first nine months of 2012, increasing as a percentage of sales from 52.1% to 55.3%.  The primary reason for the operating expense increase was the one-time charge in the third quarter of 2012 of $994,000 related to the settlement of litigation.  (See Note 7 to the consolidated financial statements included in Item 1 of this Report for additional information.)  Excluding the one-time settlement expense, 2012 year-to-date operating expenses as a percentage of sales were 50.2%, down $189,000 from the same period of 2011.

Retail Leathercraft
Net sales were up 14.3% for the first nine months of 2012 over the same period last year.

	# Stores	Nine Months Ended 09/30/12	Nine Months Ended 09/30/11	$ Change	% Change
Same (existing) store sales	76	$29,794,423	$26,252,161	$3,542,262	13.5%
New store sales	1	299,441	75,743	223,698	N/A
Total sales		$30,093,864	$26,327,904	$3,765,960	14.3%

The following table presents sales mix by customer categories for the nine months ended September 30, 2012 and 2011 for our Retail Leathercraft operation:

	Nine Months Ended
Customer Group	09/30/12	09/30/11
RETAIL (end users, consumers, individuals)	59%	60%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	33%	31%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3%	3%
	100%	100%

The retail stores averaged approximately $43,000 in sales per month per store for the first nine months of 2012.

Operating income for the first nine months of 2012 increased $1.7 million from the comparative 2011 period, improving as a percentage of sales from 10.9% in the first three quarters of 2011 to 12.2% in the first three quarters of 2012.  Gross margin increased slightly from 60.1% to 61.0%.  Operating expenses as a percentage of sales were 48.9% in the first nine months of 2012 compared to 49.3% in the first nine months of 2012, as sales grew slightly faster than expenses.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2012, the segment contained three stores with one store located in United Kingdom, one store located in Australia, and one store located in Spain. As of September 30, 2011, the segment consisted of the one store located in the United Kingdom.  Net sales increased 51.1% for the first three quarters of 2012 over the same period last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Nine Months Ended 09/30/12	Nine Months Ended 09/30/11	$ Change	% Change
Same store sales	1	$1,507,075	$1,528,559	$(21,484)	(1.4)
New store sales	2	803,113	-	803,113	N/A
Total sales		$2,310,188	$1,528,559	$781,629	51.1%

Gross profit margin as a percentage of sales decreased from 65.2% in the first nine months of 2011 to 61.9% in the first nine months of 2012.  Selling prices are determined based on the currency conversion between the U.S. dollar and the local currency.  In addition, gross profit margin is affected by sales mix – the ratio of higher margin products (tools, supplies, etc.) to lower margin products (leather).  Operating expenses totaled $1.5 million in the first three quarters of 2012, up from $660,000 in the first three quarters of 2011, all attributable to the new stores’ operations.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, shipping costs to customers, and rent.

Other Expenses

We paid $176,000 in interest on our debt in the first nine months of 2012, compared to $186,000 in the first nine months of 2011.  Due to the reduction in cash on hand compared to last year, we recorded $7,000 in interest income on our cash balances in the nine months ended September 30, 2012 compared to $33,000 a year ago.  We recorded income of $15,000 for currency fluctuations in the first three quarters of 2012.  Comparatively, in the first three quarters of 2011, we recorded income of $7,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets were $48.7 million at September 30, 2012, up $3.2 million from $45.5 million at year-end 2011.  Total stockholders’ equity increased from $34.4 million at December 31, 2011 to $35.4 million at September 30, 2012, the increase being attributable to earnings in the first three quarters of this year, partially offset by the cash dividend of $2.5 million paid to stockholders in April. Our current ratio decreased from 4.7 at December 31, 2011 to 3.9 at September 30, 2012 as current liabilities grew faster than current assets.

Our investment in inventory increased by $9.8 million from year-end 2011 to September 30, 2012.  Inventory turnover reached an annualized rate of 2.77 times during the first nine months of 2012, less than 3.09 times for the first nine months of 2011.  Inventory turnover was 3.29 times for all of 2011.  We compute our inventory turns as sales divided by average inventory.  As of September 30, 2012, our total inventory on hand was approximately 15% over our internal targets for optimal inventory levels.  We have increased the amount of inventory carried in our stores to provide our customers with greater product selection and to promote continued sales growth.  We are also stocking additional inventory to support our growing International Leathercraft segment.  Further, while sales remain strong, we will continue to buy large quantities of our stock leathers at special prices as those opportunities present themselves in order to relieve pressure on our gross margins.

Trade accounts receivable was $1.1 million at September 30, 2012, down $250,000 from $1.3 million at year-end 2011.  The average days to collect accounts for the first three quarters of 2012 were 47 days, down from 50 days for the first three quarters of 2011.  We are monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts in the current economic environment.

Accounts payable increased to $2.6 million at September 30, 2012 compared to $1.6 million at year-end 2011, primarily due to the increase in inventory purchases during the first nine months of 2012.  Accrued expenses increased $1.1 million from December 31, 2011 to September 30, 2012 due to the accrual of the litigation settlement amount.  (See Note 7 to the consolidated financial statements included in Item 1 of this Report for additional information.)

During the first nine months of 2012, cash flow used by operating activities was $4.7 million.  The increase in inventory of $9.8 million, offset by net income of $3.4 million, and the increase in accrued liabilities of $1.1 million accounted for the majority of the operating cash used in the nine months.  By comparison, during the first nine months of 2011, cash flow provided by operating activities was $1.6 million.  Net income of $3.1 million was offset by a reduction in accrued liabilities of $1.5 million and accounted for the majority of the operating cash provided in the first nine months.

Cash flow used in investing activities totaled $862,000 in the first nine months of 2012, consisting primarily of purchases of store fixtures and computer equipment and building construction in progress, partially offset by maturities of certificates of deposit.  In the first three quarters of 2011, cash flow provided by investing activities totaled $246,000, consisting primarily of maturities of certificates of deposit, offset by purchases of store fixtures and computer equipment.

Cash flow used in financing activities totaled $1.7 million in the first nine months of 2012, consisting of a special one-time cash dividend of $2.5 million, partially offset by borrowings against the line of credit of $1 million less debt repayments of $152,000.  Cash flow used by financing activities totaled $152,000 in the first nine months of 2011, consisting of debt repayments.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

10.1
Settlement Agreement, dated September 24, 2012, in the lawsuit entitled “Mark Barnes, Donna Cavota and Jerry Mercante on behalf of themselves and others similarly situated v. Tandy Leather Company, LP and The Leather Factory, LP”, Case No.4: 11-cv-00335-A in the United States District Court, Northern District of Texas, Fort Worth Division, filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-12368) filed by Tandy Leather Factory, Inc. with the Securities and Exchange Commission on September 28, 2012 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 13, 2012	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: November 13, 2012	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)