Form 10-K
period 2012-12-31
TANDY LEATHER FACTORY INC
filed 2013-03-28
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

         (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $43,932,787 at June 30, 2012 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).  At March 26, 2013, there were 10,162,442 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2013, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and some of our do-it-yourself kits.  During 2012, our consolidated sales totaled $72.7 million, of which approximately 16% were export sales.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

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

Our Development in Recent Years

We have expanded our wholesale store chain by opening new stores and by making numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996.  By 2000, our wholesale chain had grown to 27 Leather Factory stores located in the United States and two Leather Factory stores in Canada.   In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company.  In 2002, we began opening retail stores under the "Tandy Leather" name and also opened our thirtieth wholesale store – our third in Canada.  From 2002 to 2009, we purchased eleven independent leathercraft retail stores, including Heritan Ltd. and its parent, our primary Canadian competitor, and opened another 64 retail stores.  In 2007, we purchased Mid-Continent Leather Sales, Inc., a competitor located in Oklahoma, a wholesale store.  In 2008, we opened one combination wholesale and retail store in Northampton, United Kingdom.  In 2010, we opened one retail store in Canada.  In 2011, we opened one combination wholesale and retail store in Sydney, Australia and one retail store in the U.S.  In 2012, we opened one combination wholesale and retail store in Jerez, Spain and one retail store in the U.S.

At December 31, 2012, we operated 29 wholesale stores operating under the Leather Factory name (26 in the U.S. and three in Canada).  We also operated 78 retail stores operating under the Tandy Leather name (71 in the U.S. and seven in Canada) as well as three combination wholesale and retail stores operating under the Tandy Leather Factory name in the United Kingdom, Australia and Spain.  We closed Mid-Continent Leather Sales, a wholesale store, in October 2010.

Tandy Leather Factory, Inc. has eleven wholly-owned subsidiaries organized into three operating segments as follows:

Segment	Subsidiaries included:
Wholesale Leathercraft	The Leather Factory, LP; The Leather Factory of Canada, Ltd (3 stores)
Retail Leathercraft	Tandy Leather Company, LP; The Leather Factory of Canada, Ltd (7 stores)
International Leathercraft	Tandy Leather Factory UK Ltd. Tandy Leather Factory Australia Pty Ltd Tandy Leather Factory Espana, SL

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores.  The following tables provide summary store count information by segment in each of our fiscal years from 1999 to 2012.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2012

	Wholesale Leathercraft				Retail Leathercraft			International Leathercraft
Year Ended	Opened	Conv. (1)	Closed	Total	Opened (2)	Closed	Total	Opened	Closed	Total
Balance Fwd				22			N/A			N/A
1999	4	-	-	26	-	-	-	-	-	-
2000	2	-	-	28	1*	-	1	-	-	-
2001	2	-	-	30	-	-	1	-	-	-
2002	1	(1)	-	30	14	1*	14	-	-	-
2003	-	-	-	30	12	-	26	-	-	-
2004	-	-	-	30	16	-	42	-	-	-
2005	-	-	-	30	8	-	50	-	-	-
2006	-	(1)	-	29	12	-	62	-	-	-
2007	1^	-	-	30	10	-	72	-	-	-
2008	-	-	-	30	1	-	73	1	-	1
2009	-	-	-	30	2	-	75	-	-	1
2010	-	-	1^	29	1	-	76	-	-	1
2011	-	-	-	29	1	-	77	1	-	2
2012	-	-	-	29	1	-	78	1	-	3

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2)  Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 which was closed in 2002.
(^)  Wholesale store operating as Mid-Continent Leather Sales

No single customer’s purchases represented more than 2% of our total sales in 2012.  Sales to our five largest customers represent 2.9%, 5.5% and 5.5% of consolidated sales in 2012, 2011 and 2010, respectively.  Management does not believe the loss of one of these customers would have a significant negative impact on our consolidated operations.

Our Operating Segments

We service our customers primarily through three operating segments.  We identify these segments based on management responsibility, customer focus, and store location.  The Wholesale Leathercraft segment consists of 29 wholesale stores of which 26 are located in the United States and three are located in Canada.  As of March 1, 2013, the Retail Leathercraft segment consists of 78 Tandy Leather retail stores of which 71 are located in the United States and seven are located in Canada.  Both of these segments sell leather and leathercraft-related products.  The International Leathercraft segment consists of all stores, wholesale or retail, located outside of North America.  As of March 1, 2013, we had three such stores, one located in the United Kingdom, one located in Australia, and one located in Spain.

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

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and Canada through wholesale stores operating under the name, “The Leather Factory”.   This segment had net sales of $26.9 million, $26.5 million and $25.9 million for 2012, 2011 and 2010, respectively.

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

Business Strategy     Our business concept focuses on the wholesale distribution of leather and related accessories to retailers, manufacturers and end users.  Our strategy is that a customer can purchase the leather, related accessories and supplies necessary to complete his or her project from a single source.  The size and layout of the stores are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner.  Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles and grades offered.  The location of the stores is selected based on the location of customers, so that delivery time to customers is minimized.  A two-day maximum delivery time for phone, internet and mail orders is our goal.

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

Customers     Our customer base consists of thousands of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers and retailers dispersed geographically throughout the world.  Wholesale sales constitute the majority of our business, although retail customers may purchase products from our wholesale stores.  The Wholesale Leathercraft division’s sales generally do not reflect significant seasonal patterns.  No single customer’s purchases represented more than 1% of Wholesale Leathercraft’s sales in 2012.

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographic areas where we do not have a company-owned store.  An unrelated person operating an existing business could become an ASC by submitting an application and upon approval, placing a minimum initial order and meeting minimum annual purchase amounts.  In exchange, the benefits to the ASC are free advertising in various sales flyers produced and distributed by us, preferred pricing on certain products, advance notice of new products, and priority shipping and handling of orders.  In 2011, the ASC program was eliminated in North America as the number and location of our stores were deemed sufficient to represent each geographic area.  We currently have 7 ASC’s located outside of North America.

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

During 2012, 2011, and 2010, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2012 Sales Mix	2011 Sales Mix	2010 Sales Mix
Belts strips and straps	3%	3%	3%
Books, patterns, videos	2%	2%	2%
Buckles	4%	4%	4%
Conchos^	4%	4%	4%
Craft supplies	4%	5%	5%
Dyes, finishes, glues	6%	6%	6%
Hand tools	15%	15%	14%
Hardware	7%	7%	7%
Kits	8%	7%	8%
Lace	5%	7%	7%
Leather	38%	35%	36%
Stamping tools	4%	5%	4%
	100%	100%	100%
^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable.  Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors.  For additional information regarding our cash, inventory and accounts receivable at the end of 2012 and 2011, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers     We purchase merchandise and raw materials from approximately 200 vendors dispersed throughout the United States and in approximately 20 foreign countries. In 2012, our 10 largest vendors accounted for approximately 71% of our inventory purchases.

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

Competition     Most of our competition comes in the form of small, independently-owned retailers who in most cases are also our customers.  We estimate that there are a few hundred of these small independent stores in the United States and Canada.  We compete on price, availability of merchandise, and delivery time.  While there is competition in connection with a number of our products, to our knowledge there is no direct competitor across our entire product line.  Our large size relative to most competitors gives us the advantage of being able to purchase large volumes and stock a full range of products.

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

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level.  We generally maintain higher inventories of imported items to ensure a continuous supply.  The number of products offered changes every year due to the introduction of new items and the discontinuance of others.  We carry approximately 2,600 items in the current lines of leather and leather-related merchandise.  All items are offered in all stores.

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

Retail Leathercraft

Our Retail Leathercraft segment consists of a growing chain of retail stores operating under the name, “Tandy Leather.”  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry.  This retail segment offers a product line of quality tools, leather, accessories, kits and teaching materials.   It had net sales of $42.6 million, $37.4 million and $32.3 million for 2012, 2011 and 2010, respectively.

General     As of March 1, 2013, the Tandy Leather retail chain has 78 stores located in 37 states and six Canadian provinces with plans to reach 100 to 120 stores as opportunities arise.  The stores range in size from 1,200 square feet to 6,325 square feet, with the average size of a store being approximately 2,400 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.

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

Customers     Individual retail customers are our largest customer group, representing approximately 60% of Tandy Leather's 2012 sales.  Youth groups, summer camps, schools and a limited number of wholesale customers complete our customer base.  Like the wholesale stores, the retail stores typically fill orders as they are received, and there is no order backlog.  The retail stores maintain reasonable amounts of inventory to fill these orders.  Tandy Leather’s retail store operations historically generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (28-30% of annual sales), while the other three quarters remain fairly even at 23-25% of annual sales each quarter.  No single customer’s purchases represented more than 1% of Retail Leathercraft’s sales in 2012.

Merchandise     Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes and stamping tools.  During 2012, 2011 and 2010, Retail Leathercraft division sales by product category were as follows:

Product Category	2012 Sales Mix	2011 Sales Mix	2010 Sales Mix
Belts strips and straps	5%	5%	5%
Books, patterns, videos	2%	2%	2%
Buckles	4%	4%	4%
Conchos	3%	4%	4%
Craft supplies	3%	3%	4%
Dyes, finishes, glues	7%	7%	8%
Hand tools	16%	16%	15%
Hardware	7%	7%	6%
Kits	8%	9%	10%
Lace	3%	3%	3%
Leather	37%	35%	34%
Stamping tools	5%	5%	5%
	100%	100%	100%

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

Expansion     We intend to expand the Tandy Leather retail store chain to between 100 and 120 stores throughout North America as it makes financial sense to do so. 14 stores were opened in 2002; 12 stores were opened in 2003; 16 were opened in 2004 (including four in Canada); eight were opened in 2005, 12 were opened in 2006, ten were opened in 2007; one was opened in 2008, two were opened in 2009, and one was opened in each of the years 2010, 2011 and 2012.  Of the 78 stores opened as of December 31, 2012, 11 were independent leathercraft stores that we acquired.  Separately, these acquisitions are not material.  The other 67 stores have been new stores opened by us.

International Leathercraft

Our International Leathercraft segment consists of company-owned stores located outside of North America.  As of December 31, 2012, there were three wholesale/retail combination stores in this segment:  one in Northampton, United Kingdom, which we opened in February 2008, one in Sydney, Australia, which we opened in October 2011, and one in Jerez, Spain, which we opened in January 2012.  The stores operate under the Tandy Leather Factory trade name.  This segment had net sales of $3.3 million, $2.1 million and $1.7 million in 2012, 2011 and 2010, respectively.  We intend to open more stores internationally as the opportunities present themselves, but we have not determined a specific time schedule for said openings.

Business Strategy     The business concept for our International Leathercraft division is a blending of our Leather Factory and Tandy Leather business strategies – the wholesale distribution of leather and related accessories to retailers, manufacturers and other businesses, as well as the promotion and continuance of leathercraft through education and development of the retail customers.  The stores average 7,000 square feet and are located in light industrial areas.  We seek to maintain sufficient inventory so that our customers can purchase the leather, related accessories and supplies necessary to complete their projects from one supplier.  The layout of the store is such that large quantities of product can be displayed in an easily accessible and visually appealing manner.  The store services walk-in, mail and phone order customers as well as orders generated from our website, www.tandyleatherfactory.com.  Sales are driven by the efforts of the store staff, trade shows, and our direct mail and e-mail marketing programs.

Customers     The growing customer base consists of individuals, wholesale distributors, equine-related shops, cobblers, dealers, and retailers dispersed geographically throughout Europe, Australia, and Asia.  Retail sales generally occur via cash transactions or through national credit cards.  We also sell on open account to selected wholesale customers including dealers, manufacturers, and retailers.  Like our USA stores, our international stores have an unconditional return policy.  No single customer’s purchases represented more than 3% of International Leathercraft’s sales in 2012.

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

Competition     Our competitors are generally small, independently-owned retailers who, in some cases, are also our customers.  We compete on price, availability of merchandise, and delivery time.  While there is competition in connection with a number of the products we carry, to our knowledge there is no direct competitor across our entire product line.  We believe our ability to stock a full range of products gives us an advantage over most local competitors.

Distribution     The international stores receive the majority of inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor.  Inventory is shipped from our warehouse to the store several times per month to meet customer demand without sacrificing inventory turns.  Customer orders are typically filled as received, and we typically do not have backlogs.

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

Employees     As of December 31, 2012, we employed 566 people, 432 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

Intellectual Property     We own approximately 120 registered trademarks, including federal trade name registrations for "Tandy Leather Factory”, “The Leather Factory", "Tandy Leather Company", and “Tandy.”  We also own approximately 60 registered foreign trademarks worldwide.  We own approximately 600 registered copyrights in the United States covering more than 800 individual works relating to various products.  We also own several United States patents for specific belt buckles and leather-working equipment.  These rights are valuable assets, and we defend them as necessary.

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

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 26, 2013:

Name and Age	Position	Served as Executive Officer Since
Jon W. Thompson, 51	Chief Executive Officer since July 2009; President and Chief Operating Officer since June 2008; Vice President from June 1993 to June 2008	2008
Shannon L. Greene, 47	Chief Financial Officer since May 2000; Treasurer and Chief Accounting Officer since 2001	2000
Mark J. Angus, 52	Senior Vice President and Assistant Secretary since June 2008; Operational Vice President of Merchandising since June 1993	2008
William M. Warren, 69	Secretary and Corporate Counsel	1993

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  Specialty retail, and retail in general, is heavily influenced by general economic cycles.  Purchases of non-essential products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales.  The United States and global economies have suffered from economic uncertainty for the past several years.  Consumer spending in the United States appears to have stabilized recently, but could deteriorate in the future .  As a result, our operating results may be adversely and materially affected by downward trends or uncertainty in the United States or global economies.

Increases in the price of leather and other items we sell or a reduction in availability of those products could increase our cost of goods and decrease our profitability.

The prices we pay our suppliers for our products are dependent in part on the market price for leather, metals, and other products.  The cost of these items may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates, political considerations, and other unpredictable factors.  Leather prices world-wide have been on the rise for the past several years and the outlook for future prices is uncertain.  Increases in these costs, together with other factors, will make it difficult for us to sustain the gross margin level we have achieved in recent years and result in a decrease in our profitability unless we are able to pass higher prices on to our customers or reduce costs in other areas.  Accordingly, such increases in costs could adversely affect our business and our results of operations.

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

We may fail to realize the anticipated benefits of the opening of additional stores in North America or we may be unable to obtain sufficient new locations on acceptable terms to meet our growth plans.  Further, we may fail to hire and train qualified managers to oversee the stores opened.

Our strategy to grow our business partially depends on continuing to successfully open new stores in North America.  The success of this strategy will depend largely upon our ability to find a sufficient number of suitable locations and our ability to recruit, hire and train qualified personnel to operate our new stores.

Our long-term expansion plans in North America have us opening new stores both in new geographic areas and in or near the areas where we have existing stores. To the extent that we open stores in markets where we already have existing stores, we may experience reduced net sales at those existing stores. Also, if we expand into new geographic areas, those stores may not be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in our estimated time periods, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur costs associated with closing or relocating stores.  In addition, our current expansion plans are only estimates, and the actual number of stores we open each year and in total and the actual number of suitable locations for our new stores could differ significantly from these estimates. If we are unable to successfully open new stores or our new stores are not profitable, our business and our results of operations could be adversely affected.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

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

The following table summarizes the locations of our leased premises as of December 31, 2012:

State	Wholesale Leathercraft	Retail Leathercraft	International
Alabama	-	1	n/a
Alaska	-	1	n/a
Arizona	2	3	n/a
Arkansas	-	1	n/a
California	3	7	n/a
Colorado	1	3	n/a
Connecticut	-	1	n/a
Florida	1	3	n/a
Georgia	-	1	n/a
Idaho	-	1	n/a
Illinois	1	1	n/a
Indiana	-	2	n/a
Iowa	1	-	n/a
Kansas	1	-	n/a
Kentucky	-	1	n/a
Louisiana	1	-	n/a
Maryland	-	1	n/a
Massachusetts	-	1	n/a
Michigan	1	1	n/a
Minnesota	-	2	n/a
Missouri	1	2	n/a
Montana	1	-	n/a
Nebraska	-	1	n/a
Nevada	-	2	n/a
New Mexico	1	2	n/a
New York	-	1	n/a
North Carolina	-	2	n/a
North Dakota	-	1	n/a
Ohio	1	2	n/a
Oklahoma	-	2	n/a
Oregon	1	1	n/a
Pennsylvania	1	2	n/a
South Carolina	-	1	n/a
South Dakota	-	1	n/a
Tennessee	1	3	n/a
Texas	5	9	n/a
Utah	1	3	n/a
Virginia	-	1	n/a
Washington	1	2	n/a
Wisconsin	-	1	n/a
Wyoming	-	1	n/a

Canadian locations:
Alberta	1	1	n/a
British Columbia	-	1	n/a
Manitoba	1	-	n/a
Nova Scotia	-	1	n/a
Ontario	1	2	n/a
Quebec	-	1	n/a
Saskatchewan	-	1	n/a

International locations:
United Kingdom	n/a	n/a	1
Australia	n/a	n/a	1
Spain	n/a	n/a	1

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market using the symbol “TLF”.  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2012	High	Low	2011	High	Low
4th quarter	$5.52	$5.16	4th quarter	$5.00	$4.17
3rd quarter	$5.66	$5.07	3rd quarter	$5.25	$4.29
2nd quarter	$5.25	$4.84	2nd quarter	$5.22	$4.45
1st quarter	$5.42	$4.68	1st quarter	$5.35	$4.50

There were approximately 390 stockholders of record on March 26, 2013.

In May 2010, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to our stockholders of record at the close of business on June 3, 2010. The dividend, totaling $7.7 million, was paid to our stockholders on July 5, 2010. Furthermore, on February 14, 2012, our Board of Directors authorized a $0.25 per share special one-time cash dividend that was paid to our stockholders of record at the close of business on March 1, 2012.  The dividend, totaling $2.5 million, was paid to our stockholders on April 2, 2012.  We did not make any dividend payments prior to 2010.  Our Board of Directors will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2012 that were not registered under the Securities Act.

We did not repurchase any shares of our common stock during the fourth quarter of 2012.

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock.  The information is aggregated in two categories:  plans previously approved by our stockholders and plans not approved by our stockholders.  The table includes information for officers, directors, employees and non-employees.  All information is as of December 31, 2012.

Plan Category	Column (a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Column (b) Weighted-average exercise price of outstanding options, warrants and rights	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)
Equity compensation plans approved by stockholders	121,600	$4.53	33,400
Equity compensation plans not approved by stockholders	-	-	-
TOTAL	121,600	$4.53	33,400

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

Income Statement Data, Years ended December 31,	2012	2011	2010	2009	2008
Net sales	$72,720,624	$66,102,947	$59,892,870	$54,482,739	$52,491,538
Gross profit	45,905,674	40,337,159	36,250,857	32,609,374	31,050,359
Operating income	9,144,005	7,706,650	6,635,611	5,095,101	4,025,342
Net income from continuing operations	5,596,070	4,753,969	4,158,491	3,261,143	2,511,847
Income (loss) from discontinued operations, net of tax	-	(1,368)	1,766	56,914	92,336
Net income	$5,596,070	$4,752,601	$4,160,257	$3,318,057	$2,604,183

Net income per share from continuing operations
Basic	$0.55	$0.47	$0.41	$0.31	$0.23
Diluted	$0.55	$0.47	$0.41	$0.31	$0.23

Net income per share including discontinued operations
Basic	$0.55	$0.47	$0.41	$0.32	$0.24
Diluted	$0.55	$0.47	$0.41	$0.31	$0.24

Weighted average common shares outstanding for:
Basic EPS	10,157,395	10,156,442	10,208,944	10,471,103	10,931,306
Diluted EPS	10,175,346	10,182,098	10,251,863	10,535,736	11,015,657

Cash dividend declared per common share	$0.25	-	$0.75	-	-

Balance Sheet Data, as of December 31,	2012	2011	2010	2009	2008
Cash and certificates of deposit	$7,705,182	$11,189,484	$5,915,339	$12,908,962	$10,821,298
Total assets	49,087,672	45,502,915	40,595,574	43,327,231	40,975,913
Capital lease obligation, including current portion	-	-	-	-	593,949
Long-term debt, including current portion	3,105,000	3,307,500	3,510,000	3,712,500	3,915,000
Total Stockholders’ Equity	$37,521,017	$34,433,801	$29,761,594	$33,359,655	$31,264,762

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

This discussion should be read in conjunction with our financial statements as of December 31, 2012 and 2011 and the two years then ended and the notes accompanying those financial statements.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

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

We operate in three segments.  First, Wholesale Leathercraft, consisting of our Leather Factory stores and our national account sales group, which sells to large national store chains, is our oldest segment with sales of $26.9 million in 2012.  Historically, in normal economic conditions, this division has generally offered steady but very modest increases in sales.  Sales in 2012 increased 1.2% compared to 2011, with the stores’ sales increasing 7% but national account sales decreasing by 44%.  Sales at our stores are showing signs of solid recovery despite cautious consumer spending as a result of the weak U.S. economy.  Sales to national accounts are decreasing due to our intentional decision to discontinue certain products from our product line that our national account customers purchased, as these products did not produce an acceptable gross profit margin.  We expect our sales to our national account customers to continue to decline.

Tandy Leather has long been known for its retail leathercraft store chain.  These retail stores comprise our Retail Leathercraft segment. This segment has experienced the greatest increases in sales ($42.6 million in 2012, up from $37.4 million in 2011) and is our largest source of revenues.  We expect to grow the number of stores to 100+ from 78 stores in operation at the end of 2012.  Our pace of store openings has slowed in the last several years due to the general economic conditions in the U.S. and because of the lack of personnel qualified for store manager positions.  We expect to continue to open stores domestically but have not committed to a specific time frame at this point.  While the store opening schedule has slowed, we are instead looking to relocate existing stores as current lease terms near expiration into larger spaces so that a larger amount of product is available to customers.  We believe that the increase in sales in this segment suggests that the store relocation strategy has been successful.

Our International Leathercraft segment consists of company-owned stores located outside of North America.  At December 31, 2012, three combination retail/wholesale stores, with one each located in the United Kingdom, Australia and Spain, comprised this segment.  It is our intention to open more stores in this segment once we have a large enough customer base to support additional stores.

On a consolidated basis, a key indicator of costs, gross profit margin as a percent of total net sales, increased in 2012 and in 2011.  Operating expenses increased at a higher pace than that of sales in 2012, increasing 13% from 2011, due to the legal settlement that we recorded in the third quarter.  See Note 9 to the consolidated financial statements included in Item 8 of this Report for additional information.  Operating expense rose at a slightly slower pace than that of sales in 2011, increasing 10% from 2010.

We reported consolidated net income for 2012 of $5.6 million.  Consolidated net income for 2011 and 2010 was $4.7 million and $4.2 million, respectively.  We use our cash flow to fund our operations, to fund the opening of new stores, to purchase necessary property and equipment and to make acquisitions of small competitors in the retail and wholesale market.  In 2007, we incurred $4.0 million in bank debt to purchase a 191,000 square foot building to house our corporate headquarters and central support units.  We moved into that facility in the first quarter of 2008.  We paid one-time dividends in 2010 and 2012 to our stockholders, totaling $7.7 million and $2.5 million, respectively.  At the end of 2012, our stockholders’ equity had increased to $37.5 million from $34.4 million the previous year.

Comparing the December 31, 2012 balance sheet with the prior year’s balance sheet, we increased our investment in inventory from $19.9 million to $25.9 million, while total cash (including certificates of deposit) decreased from $11.2 million to $7.7 million, primarily as a result of the special dividend of $2.5 million paid in April 2012.

Net Sales

Net sales for the three years ended December 31, 2012 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company	Increase from Prior Year
2012	$26,850,002	$42,616,546	$3,254,076	$72,720,624	10.0%
2011	$26,540,899	$37,435,832	$2,126,216	$66,102,947	10.4%
2010	$25,908,177	$32,291,442	$1,693,251	$59,892,870	9.9%

Our net sales increased by 10.0% in 2012 when compared with 2011 and increased by 10.4% in 2011 when compared with 2010.  In 2012 and 2011, all three segments reported sales increases compared to the prior year.

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

For 2012, our cost of sales decreased as a percentage of total net sales when compared to 2011, resulting in an increase in consolidated gross profit margin from 61.0% to 63.1%.  Our 2011 cost of sales as a percentage of our total net sales decreased as a percentage of total net sales when compared to 2010, resulting in an increase in consolidated gross profit margin from 60.5% to 61.0%.  Fluctuations in gross margin are primarily due to sales mix.  Retail sales are at a higher gross margin than that of wholesale sales.  Therefore, as retail sales increase at a faster pace than that of wholesale sales, gross margin increases accordingly.

Our gross margins for the three years ended December 31, 2012 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company
2012	67.3%	60.6%	61.7%	63.1%
2011	61.3%	60.5%	66.9%	61.0%
2010	60.7%	60.2%	63.8%	60.5%

Our operating expenses increased as a percentage of total net sales to 50.6% in 2012 when compared with 49.4% in 2011.  This increase indicates that our operating expenses grew faster than our sales during this period.  2012 operating expenses were $4.1 million higher than those of 2011.  Significant expense fluctuations in 2012 compared to 2011 are as follows:

Expense	2012 amount	Increase (Decrease) over 2011
Employee compensation & benefits	$19.6 million	$1.6 million
Travel expense	507,000	177,000
Advertising and marketing	$3.5 million	571,000
Rent & utilities	4.4 million	280,000
Professional fees and licenses	798,000	(237,000)
Repairs and maintenance	435,000	133,000
Supplies	857,000	147,000
Workers compensation and property insurance	506,000	184,000
Litigation settlement	993,000	993,000

The increase in employee compensation and benefits is due to an increase in employee headcount as well as store manager compensation. Our store managers are paid a percentage of the operating profit generated by the store they manage as additional compensation, so as store profits increase, manager compensation increases.  The litigation settlement expense was a one-time charge related to the settlement of a lawsuit that was recorded in the third quarter of 2012.  (See Note 9 to the consolidated financial statements included in Item 8 of this Report for additional information.)  Litigation expenses are generally considered corporate expenses and not attributable to a specific store or group of stores.  Further, corporate, administrative and support departments are included in the Wholesale Leathercraft segment.  Therefore, the entire litigation settlement expense is included in the operating expenses of the segment.

Our operating expenses decreased minimally as a percentage of total net sales to 49.4% in 2011 when compared with 49.5% in 2010.  This decrease indicates that our operating expenses grew slightly slower than our sales during the period.  2011 operating expenses were $3.0 million higher than those of 2010.  Significant expense fluctuations in 2011 compared to 2010 are as follows:

Expense	2011 amount	Increase (Decrease) over 2010
Employee compensation & benefits	$18.0 million	$2.1 million
Travel expense	330,000	(50,000)
Credit card fees	910,000	100,000
Rent & utilities	4.0 million	190,000
Professional fees and licenses	1.4 million	600,000
Freight out – shipping product to customers	1.7 million	120,000

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income and interest expense.  In 2012, we incurred other expenses (net) of $198,000 compared to other expenses (net) of $165,000 in 2011.  In 2012, we received $12,000 in gas royalties, earned $9,900 in interest income on our cash and paid $239,000 in interest expense on our bank debt.  We had a currency exchange gain of $26,000 in 2012 compared to a currency exchange loss of $200 in 2011.

In 2011, we incurred other expense (net) of $165,000 compared to other expense (net) of $160,000 in 2010.  In 2012, we received $16,000 in gas royalties, earned $34,000 in interest income on our cash and paid $248,000 in interest expense on our bank debt.  We had a currency exchange loss of $200 in 2011 compared to $187,000 in 2010.

Net Income

During 2012, we earned net income of $5.6 million, an 18% increase over our net income of $4.7 million earned during 2011.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses and income tax expense.

During 2011, we earned net income of $4.7 million, a 14% increase over our net income of $4.2 million earned during 2010.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses and income tax expense.

Wholesale Leathercraft

The increases (or decreases) in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2012 were as follows:

Year	Net Sales Incr (Decr) from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2012	1.2%	$3,730,678	33.1%	13.9%
2011	2.4%	$2,803,034	4.2%	10.6%
2010	3.2%	$2,690,061	33.3%	10.4%

Wholesale Leathercraft, consisting of our 29 wholesale stores and our national account group, accounted for 36.9% of our consolidated net sales in 2012, which compares to 40.2% in 2011 and 43.3% in 2010.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft, and we expect this trend to continue while retail consumers’ buying patterns continue to strengthen over that of wholesale and small businesses.

Sales in the wholesale stores increased 6.9% in 2012 compared to sales in 2011 while the 2012 sales by our national account group were down 44.0% from 2011.  By customer group, sales in the wholesale stores to our retail and wholesale customers increased while sales to our institution and national account customers declined from 2011.  Our sales mix by customer group in the Wholesale Leathercraft division was as follows:

Customer Group	2012	2011	2010
Retail	37%	33%	31%
Institution	4%	5%	6%
Wholesale	45%	43%	43%
National Accounts	7%	12%	12%
Manufacturers	7%	7%	8%
	100%	100%	100%

In 2012, operating income as a percentage of divisional sales improved from the prior year of 10.6% to 13.9%.  Operating expenses increased $867,000 in 2012 compared to 2011.  The primary reason for the operating expense increase was the one-time charge of $994,000 related to the settlement of litigation.  (See Note 9 to the consolidated financial statements included in Item 8 of this Report for additional information.)  Legal and professional fees decreased by $271,000, while employee compensation and benefits increased by $345,000 and supplies increased by $122,000.

In 2011, operating income as a percentage of divisional sales remained consistent with the prior year at 10.6%.  Significant operating expense increases occurred in employee compensation ($325,000), employee benefits ($490,000), and supplies ($73,000), offset somewhat by decreases in advertising and marketing expenses ($353,000) and bad debt expenses ($130,000).

Retail Leathercraft

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2012 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Incr (Decr) from Prior Year	Operating Income as a Percentage of Sales
2012	13.8%	$5,436,745	16.8%	12.8%
2011	15.9%	$4,656,067	28.8%	12.4%
2010	15.0%	$3,614,856	24.6%	11.2%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 58.6% of our total net sales in 2012, up from 56.6% in 2011 and 53.9% in 2010.  Growth in net sales for our Retail Leathercraft division in 2012 resulted primarily from an increase in same store sales.

Our sales mix by customer group in the Retail Leathercraft division was as follows:

Customer Group	2012	2011	2010
Retail	60%	62%	64%
Institution	4%	5%	6%
Wholesale	33%	30%	29%
National Accounts	0%	0%	0%
Manufacturers	3%	3%	1%
	100%	100%	100%

Operating income as a percentage of sales increased to 12.8% for 2012 compared to 12.4% for 2011.  Gross margin increased slightly to 60.6% in 2012 from 60.5% in 2011.  Operating expenses as a percent of sales in 2012 decreased from 48.0% for 2011 to 47.9% for 2012 as operating expenses grew at a slower pace than that of sales.

Operating income as a percentage of sales increased to 12.4% for 2011 compared to 11.2% for 2010.  Gross margin increased slightly to 60.5% in 2011 from 60.2% in 2010.  Operating expenses as a percent of sales in 2011 decreased from 49.0% for 2010 to 48.0% for 2011 as operating expenses grew at a slower pace than that of sales.

We intend to continue the slow expansion of Tandy Leather’s retail store chain over the next several years, with plans to open one store in 2013 in North America.  We remain committed to a conservative expansion plan for this division that minimizes risks to our profits and maintains financial stability.  In the current economic environment in the U.S., it is possible that we will change our plans for store openings in 2013 if we determine that the feasibility of additional successful openings is likely.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of December 31, 2012, that represents three retail/wholesale combination stores with one located in the United Kingdom, one located in Australia, and one located in Spain.  International Leathercraft accounted for 4.5%, 3.2% and 2.8% of our total sales in 2012, 2011 and 2010, respectively.  We expect this segment to become a larger part of our total operations as our international customer base continues to grow.

Operating income was $(23,000), $248,000 and $331,000 in 2012, 2011 and 2010, respectively.  The operating loss in 2012 was caused by the Australia and Spain stores, simply because they are so new.  We intend to expand our International Leathercraft segment by opening new stores once the current stores have sufficiently built their customer bases to a level that will adequately support additional stores.

Financial Condition

At December 31, 2012, we held $7.7 million of cash, $25.9 million of inventory, accounts receivable of $823,000, and $11.9 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were $991,000 and $146,000, respectively.  Net total assets were $49.1 million.  Current liabilities were $7.9 million (including $203,000 of current maturities of long-term debt), while long-term debt was $2.9 million.  Total stockholders’ equity at the end of 2012 was $37.5 million.

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

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2012	2011	2010
Solvency Ratios:
Quick Ratio	(Cash+Accts Rec)/Total Current Liabilities	1.09	1.76	1.04
Current Ratio	Total Current Assets/Total Current Liabilities	4.54	4.74	4.17
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.21	0.21	0.23
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.30	0.36	0.34
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.31	0.32	0.36
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.32	0.30	0.35

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	40.06	42.35	39.83
Inventory Turnover	Sales/Average Inventory	3.18	3.29	3.23
Assets to Sales	Total Assets/Sales	0.68	0.69	0.68
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.62	2.49	2.74
Accounts Payable to Sales	Accounts Payable/Sales	0.02	0.03	0.02

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.08	0.07	0.07
Return on Assets	Net Profit After Taxes/Total Assets	0.11	0.10	0.10
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.15	0.14	0.14

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

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4,000,000.  The revolver bears interest at LIBOR plus 2.0% (2.2087% at December 31, 2012) and matures on June 30, 2013. Interest is paid monthly. This note was obtained for working capital purposes.

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

Reflecting the borrowing and reduction of bank indebtedness as well as dividend payments during the periods, our financing activities for 2012, 2011 and 2010 required net cash of $2.7 million, $0.2 million, and $8.2 million, respectively.  The special dividends of $7.7 million and $2.5 million paid in July 2010 and April 2012, respectively, are the reason for the significant increase in financing activities in 2010 and 2012 compared to 2011.

Our primary source of liquidity and capital resources during 2012 was cash flow provided by operating activities.  Net cash flow from operations for 2012, 2011 and 2010 was $1.9 million, $6.6 million, and $2.7 million, respectively.  The decrease in operating cash flow in 2010 and 2012 was due to the increase in inventory in those years.  In 2012, cash flow from operations was generated from income, the decrease in accounts receivable, and the increase in accrued expenses, partially offset by the increase in inventory and the decrease in income taxes payable.  In 2011, cash flows from operations was generated from income, the decrease in inventory and increase in accounts payable, partially offset by the increased in accounts receivable and the decrease in accrued expenses.  In 2010, cash flow from operations was generated income, partially offset by the increase in inventory.

Consolidated accounts receivable decreased $506,000 to $823,000 at December 31, 2012 compared to $1.3 million at December 31, 2011 due primarily to the decline in sales to our National Account customers.  Average days to collect accounts decreased from 42 days in 2011 to 40 days in 2012 on a consolidated basis.  We maintain a tight credit policy and are aggressively monitoring our customer accounts to ensure collectability.

Inventory increased from $19.9 million at the end of 2011 to $25.9 million at December 31, 2012.  We are pleased with the level of inventory at the end of 2012.  We have increased the amount of inventory carried in our stores to provide our customers with greater product selection and to promote continued sales growth.  We are also stocking additional inventory to support our growing International Leathercraft segment.  Further, while sales remain strong, we will continue to buy large quantities of our stock leathers at special prices as those opportunities present themselves in order to relieve pressure on our gross margins.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected expansion.  We ended the year with our total inventory on hand matching that of our internal targets for optimal inventory.

Consolidated inventory turned 3.18 times during 2012, a slight slowdown from the 2011 turns at 3.29 times.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2012	2011	2010
Wholesale Leathercraft	2.09	1.95	1.96
Retail Leathercraft	5.58	6.41	6.45
International Leathercraft	3.20	6.91	5.65

Wholesale Leathercraft stores only	5.26	6.68	7.40

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

Accounts payable totaled $1.6 million at the end of 2012, the same as at the end of 2011.

As discussed above, the largest use of operating cash in 2012 was the increase in inventory.  Cash paid for capital expenditures totaled $2.7 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively. In 2012, the primary capital expenditure was the construction in progress of a building to house our flagship store of $1.8 million.  Fixtures and equipment for the international stores totaled $78,000.  We moved 14 stores in the US in 2012.  Fixtures and equipment for those stores totaled $406,000.  Fixtures and equipment for the new U.S. store opened in 2012 totaled $51,000.  Other capital expenditures were computer equipment ($169,000), and factory machines and dies ($81,000).  In 2011, the primary capital expenditure was store fixtures, either for new store or for relocated or remodeled stores.  Fixtures and equipment for the international stores totaled $225,000.  14 US stores were moved or remodeled in 2011.  Fixtures for those stores totaled $310,000.  Other capital expenditures were building improvements, including a video surveillance system ($112,000), computer equipment ($240,000) website development ($70,000), and factory machines and dies ($35,000).

We intend to continue to relocate US stores into larger space as leases permit and therefore, expect to incur capital expenditures, namely fixtures, related to these moves.  However, the construction of the building discussed above will be completed in the first quarter of 2013.  Therefore, we expect our 2013 capital expenditures to be less than that of our 2012 expenditures.

Cash applied toward stock repurchases totaled $441,419 in 2010.  There were no stock repurchases in 2011 and 2012.

We believe that cash flow from operations will be adequate to fund our operations in 2013, while also funding our expansion plans.  At this time, we know of no trends or demands, commitments, events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet our contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2012, 2011 and 2010, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2012 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-Term Debt(1)	$3,105,000	$202,500	$405,000	$405,000	$2,092,500
Operating Leases(2)	8,895,194	2,950,179	4,117,494	1,761,793	65,728
Total Contractual Obligations	$12,000,194	$3,152,679	$4,522,494	$2,166,793	$2,158,228
____________________
(1)  Our term loan from JPMorgan Chase matures in May 2018.
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

Goodwill.  We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carrying value.  As of December 31, 2012, we determined that the present value of the discounted estimated future cash flows of the operating divisions associated with the goodwill is sufficient to support their respective goodwill balances.  If actual financial performance of these divisions differs significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$7,705,182	$10,765,591
Short-term investments, including certificates of deposit	-	423,893
Accounts receivable-trade, net of allowance for doubtful accounts of $112,000 and $81,000 in 2012 and 2011, respectively	822,772	1,328,579
Inventory	25,862,784	19,940,251
Deferred income taxes	349,478	281,251
Other current assets	929,913	948,459
Total current assets	35,670,129	33,688,024

PROPERTY AND EQUIPMENT, at cost	17,574,895	14,999,826
Less accumulated depreciation and amortization	(5,630,305)	(4,700,476)
	11,944,590	10,299,350

GOODWILL	990,725	987,009
OTHER INTANGIBLES, net of accumulated amortization of $582,000 and $539,000 in 2012 and 2011, respectively	145,533	187,292
OTHER assets	336,695	341,240
Total Assets	$49,087,672	$45,502,915

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,612,627	$1,622,697
Accrued expenses and other liabilities	5,928,798	4,641,191
Income taxes payable	113,705	638,897
Current maturities of long-term debt	202,500	202,500
Total current liabilities	7,857,630	7,105,285

DEFERRED INCOME TAXES	806,525	858,829

LONG-TERM DEBT, net of current maturities	2,902,500	3,105,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized
11,156,065 and 11,150,065 shares issued at 2012 and 2011, respectively
10,162,442 and 10,156,442 shares outstanding at 2012 and 2011, respectively	26,775	26,760
Paid-in capital	5,767,508	5,736,543
Retained earnings	34,241,875	31,181,936
Treasury stock at cost (993,623 shares at 2012 and 2011)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	378,927	382,630
Total stockholders' equity	37,521,017	34,433,801
Total Liabilities and Stockholders’ Equity	$49,087,672	$45,502,915

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

NET SALES	$72,720,624	$66,102,947	$59,892,870
COST OF SALES	26,814,950	25,765,788	23,642,013
Gross Profit	45,905,674	40,337,159	36,250,857

OPERATING EXPENSES	36,761,669	32,630,509	29,615,246
INCOME FROM OPERATIONS	9,144,005	7,706,650	6,635,611

OTHER (INCOME) EXPENSE:
Interest expense	240,934	248,576	265,405
Other, net	(42,574)	(83,428)	(105,540)
Total other expense	198,360	165,148	159,865

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,945,645	7,541,502	6,475,746

PROVISION FOR INCOME TAXES	3,349,575	2,787,533	2,317,255

NET INCOME FROM CONTINUING OPERATIONS	5,596,070	4,753,969	4,158,491

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(1,368)	1,766

NET INCOME	$5,596,070	$4,752,601	$4,160,257

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
BASIC	$0.55	$0.47	$0.41
DILUTED	$0.55	$0.47	$0.41

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PER COMMON SHARE:
BASIC	$0.00	$0.00	$0.00
DILUTED	$0.00	$0.00	$0.00

NET INCOME PER COMMON SHARE:
BASIC	$0.55	$0.47	$0.41
DILUTED	$0.55	$0.47	$0.41

Weighted Average Number of Shares Outstanding:
Basic	10,157,395	10,156,442	10,208,944
Diluted	10,175,346	10,182,098	10,251,863

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

NET INCOME	$5,596,070	$4,752,601	$4,160,257
Foreign currency translation adjustments	(3,703)	(113,550)	161,975
COMPREHENSIVE INCOME	$5,592,367	$4,639,051	$4,322,232

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,596,070	$4,752,601	$4,160,257
Income (loss) from discontinued operations	-	(1,368)	1,766
	5,596,070	4,753,969	4,158,491
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,068,226	1,016,561	972,409
Loss on disposal or abandonment of assets	21,092	84,168	49,154
Non-cash stock-based compensation	10,000	33,156	41,692
Deferred income taxes	(120,531)	256,544	(90,520)
Other	(15,227)	(106,345)	150,203
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	505,807	(74,940)	(56,736)
Inventory	(5,922,533)	295,777	(3,370,202)
Income taxes	(525,192)	84,216	186,940
Other current assets	18,546	107,742	(264,317)
Accounts payable-trade	(10,070)	374,876	62,788
Accrued expenses and other liabilities	1,287,607	(252,045)	905,092
Total adjustments	(3,682,275)	1,819,710	(1,413,497)
Net cash provided by continuing operating activities	1,913,795	6,573,679	2,744,994
Cash provided used by discontinued operating activities	-	(1,067)	(23,751)
Net cash provided by operating activities	1,913,795	6,572,612	2,721,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,686,221)	(1,100,523)	(1,553,339)
Purchases of certificates of deposit	-	(87,893)	(2,572,593)
Proceeds from maturities of certificates of deposit	423,893	1,285,593	5,968,000
Proceeds from sale of assets	1,230	26,263	7,570
Decrease (increase) in other assets	4,545	(21,707)	(4,612)
Net cash provided by (used in) continuing investing activities	(2,256,553)	101,733	1,845,026
Net cash provided by (used in) investing activities	(2,256,553)	101,733	1,845,026

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(202,500)	(202,500)	(202,500)
Payment of cash dividend	(2,536,131)	-	(7,690,832)
Repurchase of common stock (treasury stock)	-	-	(441,419)
Proceeds from issuance of common stock	20,980	-	170,266
Net cash used in continuing financing activities	(2,717,651)	(202,500)	(8,164,485)
Net cash used in financing activities	(2,717,651)	(202,500)	(8,164,485)

NET INCREASE (DECREASE) IN CASH	(3,060,409)	6,471,845	(3,598,216)

CASH, beginning of period	10,765,591	4,293,746	7,891,962

CASH, end of period	$7,705,182	$10,765,591	$4,293,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$240,934	$248,576	$265,405
Income tax paid during the period, net of (refunds)	4,004,510	2,437,701	2,208,819

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2012, 2011 and 2010

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2009	10,130,628	$26,453	$5,491,736	$(2,452,649)	$29,959,910	$334,205	$33,359,655

Shares issued - stock options exercised	128,114	307	169,959	-	-	-	170,266
Stock-based compensation	-	-	41,692	-	-	-	41,692
Purchase of treasury stock	(102,300)	-	-	(441,419)	-	-	(441,419)
Net income	-	-	-	-	4,160,257	-	4,160,257
Cash dividend paid	-	-	-	-	(7,690,832)	-	(7,690,832)
Translation adjustment	-	-	-	-	-	161,975	161,975
BALANCE, December 31, 2010	10,156,442	26,760	5,703,387	(2,894,068)	26,429,335	496,180	29,761,594

Stock-based compensation	-	-	33,156	-	-	-	33,156
Net income	-	-	-	-	4,752,601	-	4,752,601
Translation adjustment	-	-	-	-	-	(113,550)	(113,550)
BALANCE, December 31, 2011	10,156,442	26,760	5,736,543	(2,894,068)	31,181,936	382,630	34,433,801

Shares issued - stock options exercised	6,000	15	20,965	-	-	-	20,980
Stock-based compensation	-	-	10,000	-	-	-	10,000
Net income	-	-	-	-	5,596,070	-	5,596,070
Cash dividend paid	-	-	-	-	(2,536,131)	-	(2,536,131)
Translation adjustment	-	-	-	-	-	(3,703)	(3,703)
BALANCE, December 31, 2012	10,162,442	$26,775	$5,767,508	$(2,894,068)	$34,241,875	$378,927	$37,521,017

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2012, 2011, and 2010

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

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency transactions reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized a foreign currency transaction gain of $26,000 in 2012, and foreign currency transaction losses of $200 and $187,000 in 2011, and 2010, respectively.

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

Inventory is valued at the lower of first-in, first-out cost or market.  In addition, the value of inventory is periodically reduced to net realizable value for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.

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

BASIC	2012	2011	2010
Net income	$5,596,070	$4,752,601	$4,160,257

Weighted average common shares outstanding	10,157,395	10,156,442	10,208,944

Earnings per share – basic	$0.55	$0.47	$0.41

DILUTED
Net income	$5,596,070	$4,752,601	$4,160,257

Weighted average common shares outstanding	10,157,395	10,156,442	10,208,944
Effect of assumed exercise of stock options and warrants	17,951	25,656	42,919
Weighted average common shares outstanding, assuming dilution	10,175,346	10,182,098	10,251,863

Earnings per share - diluted	$0.55	$0.47	$0.41

Outstanding options and warrants excluded as anti-dilutive	-	25,000	13,000

For additional disclosures regarding the employee stock options and the warrants, see Note 11. The net effect of converting stock options and warrants to purchase 125,600, 90,600, and 90,600 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2012, 2011 and 2010, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Goodwill is not amortized, but is evaluated at least annually for impairment.  We completed our annual goodwill impairment analysis as of December 31 in each of the three years ended December 31, 2012, and determined that no adjustment to the carrying value of goodwill was required.

A summary of changes in our goodwill for the years ended December 31, 2012 and 2011 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2010	$606,962	$383,406	$990,368
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(3,359)	-	(3,359)
Impairments	-	-	-
Balance, December 31, 2011	$603,603	$383,406	$987,009
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	3,716	-	3,716
Impairments	-	-	-
Balance, December 31, 2012	$607,319	$383,406	$990,725

As of December 31, 2012 and 2011, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2012
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$456,836	$87,533
Non-Compete Agreements	183,216	125,216	58,000
	$727,585	$582,052	$145,533

	As of December 31, 2011
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$425,418	$118,951
Non-Compete Agreements	182,365	114,024	68,341
	$726,734	$539,442	$187,292

Excluding goodwill, we have no intangible assets not subject to amortization under U.S. GAAP.  Amortization of intangible assets of $41,759 in 2012, $44,933 in 2011, and $76,421 in 2010 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Leather Factory	Tandy Leather	Total
2013	$768	$33,337	$34,105
2014	455	33,337	33,792
2015	-	28,635	28,635
2016	-	2,000	2,000
2017	-	-	-

•	Fair value of financial Instruments

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

We account for income taxes using the asset and liability method.  Under this method, the amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our assets and liabilities.

Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse.  The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that includes the enactment date of the change.  Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax position must meet a more-likely-than-not recognition threshold to be recognized.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which new information becomes available.

We may be subject to periodic audits by the Internal Revenue Service and other taxing authorities.  These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to the various jurisdictions.

•	Stock-based compensation

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors in each of the years 2012 and 2011.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of approximately $10,000, $33,000, and $42,000 for the years ended December 31, 2012, 2011 and 2010, respectively, as a component of operating expenses.

During the years ended December 31, 2012 and 2011, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	$4.35	103,600
Granted	4.80	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2011	$4.40	115,600	5.15	$206,332
Exercisable, December 31, 2011	$4.40	115,600	5.15	$206,332

Outstanding, January 1, 2012	$4.40	115,600
Granted	5.27	12,000
Cancelled	-	-
Exercised	3.50	(6,000)
Outstanding, December 31, 2012	$4.53	121,600	4.83	$206,760
Exercisable, December 31, 2012	$4.53	121,600	4.83	$206,760

Other information pertaining to option activity during the twelve month periods ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Weighted average grant-date fair value of stock options granted	$0.83	$1.19	$1.42
Total fair value of stock options vested	$10,000	$14,257	$18,388
Total intrinsic value of stock options exercised	$9,572	N/A	$114,603

As of December 31, 2012, there was no unrecognized compensation cost related to non-vested stock options.

Cash received from the exercise of stock options for the years ended December 31, 2012 and 2010 was $20,980, and $170,266, respectively.  No stock options were exercised in 2011.

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

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $1,767,000, $1,725,000, and $1,603,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $181,000 and $145,000 at December 31, 2012 and 2011, respectively.  Total advertising expense was $3,543,000 in 2012; $2,972,000 in 2011; and $3,002,000 in 2010.

•	Cash flows presentation

For purposes of the statement of cash flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

3.  SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows. We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  Investments at December 31, 2011 consisted of certificates of deposit.  We held no short-term investments as of December 31, 2012.

4.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Accounts are written off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was $112,000 and $81,000, respectively, at December 31, 2012 and 2011.  The following is a roll forward of the allowance for doubtful accounts:

Year ended:	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
December 31, 2012	$80,926	-	77,143	242	(46,315)	$111,996
December 31, 2011	$146,929	-	(45,315)	156	(20,844)	$80,926
December 31, 2010	$136,023	-	25,348	595	(15,037)	$146,929

•	Sales returns and defective merchandise

Product returns are generally recorded directly against sales as those returns occur.  Historically, the amount of returns is immaterial and as a result, no reserve is recorded in the financial statements.

•	Slow-moving and obsolete inventory

The majority of inventory items maintained by us have no restrictive shelf life.  We review all inventory items annually to determine what items should be eliminated from the product line.  Items are selected for several reasons:  (1) they are slow-moving; (2) the supplier is unable to provide an acceptable quality or quantity; or (3) to maintain a freshness in the product line.  Once an item has been selected to discontinue, we devalue the cost of the item by 25% of its original value each quarter until its value has been reduced to zero.  Reductions in inventory for slow-moving and obsolete inventory are recorded directly against inventory.

5.  BALANCE SHEET COMPONENTS

	December 31, 2012	December 31, 2011
INVENTORY
On hand:
Finished goods held for sale	$24,039,846	$17,742,298
Raw materials and work in process	495,182	479,686
Inventory in transit	1,327,756	1,718,267
TOTAL	$25,862,784	$19,940,251

PROPERTY AND EQUIPMENT
Building	$6,412,861	$6,412,861
Land	1,451,132	1,451,132
Leasehold improvements	652,641	636,526
Equipment and machinery	4,124,553	3,851,697
Furniture and fixtures	3,034,128	2,576,593
Vehicles	77,396	71,017
Construction in progress	1,822,184	-
	17,574,895	14,999,826
Less: accumulated depreciation	(5,630,305)	(4,700,476)
TOTAL	$11,944,590	$10,299,350

OTHER CURRENT ASSETS
Accounts receivable – employees	$47,533	$53,282
Accounts receivable – other	17,195	5,689
Prepaid expenses	781,845	744,679
Payments for merchandise not received	83,341	144,809
TOTAL	$929,913	$948,459

OTHER ASSETS
Security deposits - utilities, locations, etc.	$84,695	$89,240
Leather art collection	252,000	252,000
TOTAL	$336,695	$341,240

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$2,238,057	$1,955,012
Accrued payroll	629,636	527,540
Deferred revenue	826,467	747,335
Sales and payroll taxes payable	295,482	293,155
Inventory in transit	1,327,756	799,647
Other	611,400	318,502
TOTAL	$5,928,798	$4,641,191

Depreciation expense was $1,026,467, $971,628, and $895,988 for the years ended December 31, 2012, 2011 and 2010, respectively.

The 2010 loss from abandonment and/or disposal of obsolete equipment totaled $49,154.  The loss is included in Operating expenses, $11,849 of which is reported in our Retail Leathercraft segment and $37,305 which is reported in our Wholesale Leathercraft segment.  The 2011 loss from abandonment and/or disposal of obsolete equipment totaled $84,168.  The loss is included in Operating expenses, $13,884 of which is reported in our Retail Leathercraft segment and $70,284 of which is reported in our Wholesale Leathercraft segment.  The 2012 loss from abandonment and/or disposal of obsolete equipment totaled $21,092.  The loss is included in Operating expenses, $13,536 of which is reported in our Retail Leathercraft segment, $6,232 of which is reported in our Wholesale Leathercraft segment, and $1,324 of which is reported in our International Leathercraft segment.

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

At December 31, 2012 and 2011, the amount outstanding under the above agreement consisted of the following:

	2012	2011
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,105,000	$ 3,307,500
	3,105,000	3,307,500
Less - Current maturities	(202,500)	(202,500)
	$2,902,500	$3,105,000

The terms of the credit facility contain various covenants which among other things require us to maintain a debt service coverage ratio of not less than 1.2 to 1.0.  We were in compliance with these covenants as of December 31, 2012.

Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2013	$202,500
2014	202,500
2015	202,500
2016	202,500
2017	202,500
2018	2,092,500
$3,105,000

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4,000,000.  The revolver bears interest at LIBOR plus 2.0% (2.2087% at December 31, 2012) and matures on June 30, 2013. Interest is paid monthly. This note was obtained for working capital purposes and is secured by the real estate and improvements located at 1900 Southeast Loop 820, Fort Worth, Texas.  No amounts were outstanding under the agreement at December 31, 2012.

7.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2012, 2011 and 2010, we matched 100% of pretax employee contributions on the first 3% of eligible earnings that are contributed by employees.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2012	$7,500	$308,567
2011	$7,350	$217,539
2010	$7,350	$199,716

* Due to the annual limit on eligible earnings imposed by the Internal Revenue Code

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2012, 2011 or 2010.

We currently offer no postretirement or postemployment benefits to our employees.

8.  INCOME TAXES

The provision for income taxes consists of the following:

		2012	2011	2010
Current provision:
	Federal	$3,054,862	$2,155,653	$2,121,604
	State	415,244	375,336	286,171
		3,470,106	2,530,989	2,407,775

Deferred provision (benefit):
	Federal	(107,843)	229,540	(80,991)
	State	(12,688)	27,004	(9,529)
		(120,531)	256,544	(90,520)

		$3,349,575	$2,787,533	$2,317,255

Income before income taxes is earned in the following tax jurisdictions:

	2012	2011	2010
United States	$7,941,689	$6,344,634	$5,670,352
United Kingdom	509,426	476,414	319,290
Canada	999,609	945,041	486,981
Australia	(210,372)	(131,467)	-
Spain	(294,707)	(93,120)	-
	$8,945,645	$7,541,502	$6,476,623

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2012	2011
Deferred income tax assets:
Allowance for doubtful accounts	$39,310	$30,729
Capitalized inventory costs	200,017	147,135
Warrants and stock-based compensation	54,042	54,042
Accrued expenses, reserves, and other	110,151	103,387
Total deferred income tax assets	403,520	335,293

Deferred income tax liabilities:
Property and equipment depreciation	689,893	758,024
Goodwill and other intangible assets amortization	170,674	154,847
Total deferred income tax liabilities	860,567	912,871

Net deferred tax asset (liability)	$(457,047)	$(577,578)

The net deferred tax liability is classified on the balance sheets as follows:

	2012	2011
Current deferred tax assets	$349,478	$281,251
Long-term deferred tax liabilities	(806,525)	(858,829)
Net deferred tax asset (liability)	$(457,047)	$(577,578)

The effective tax rate differs from the statutory rate as follows:

	2012	2011	2010
Statutory rate – Federal US income tax	34%	34%	34%
State and local taxes	4%	4%	4%
Non-U.S. income tax at different rates	1%	2%	-
Domestic production activities deduction	(1%)	(1%)	(1%)
Other, net	(1%)	(2%)	(1%)
Effective rate	37%	37%	36%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2010.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2009 and December 2010 tax years.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under five-year lease agreements that expire on dates ranging from February 2013 to May 2018.  Rent expense on all operating leases for the years ended December 31, 2012, 2011, and 2010, was $3,135,773, $2,750,373, and $2,721,281, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2012 were as follows:

Year ending December 31:
2013	$2,950,179
2014	2,348,945
2015	1,768,549
2016	1,127,051
2017	634,742
2018	65,728
Total minimum lease payments	$8,895,194

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

The Settlement Agreement required us to establish a $993,386 escrow account to fund (1) settlement payments to the plaintiffs, (2) settlement payments to the other members of the settlement class who join the class action, (3) attorneys’ fees and expenses, and (4) escrow agent fees and expenses.  The plaintiffs and each other member of the settlement class who joins the class action release any and all claims against us related to the conduct alleged by the plaintiffs in the class action suit.  The Settlement Agreement includes a formula to determine the amount of settlement payments payable to each claimant.  If the aggregate amount of settlement payments determined by such formula exceeds the remaining balance in the escrow fund, we will have no further liability.  Instead, the amount of settlement payments payable to the claimants will be reduced proportionately.  To the extent that any funds remain in the escrow fund after payment of all required claims, fees and expenses, the remaining funds will be returned to us.  The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Settlement Agreement which was attached as Exhibit 10.1 to a Form 8-K Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2012.

A Fairness Hearing was held on February 11, 2013, to make final determinations as to whether the settlement described in the Settlement Agreement is fair, reasonable and adequate, whether it should be finally approved by the Court, and whether an Order and Final Judgment should be issued dismissing the lawsuit with prejudice.  At the hearing, the Court expressed concern regarding certain aspects of communications to the potential opt in class members, and therefore, delayed ruling on the final approval of the settlement and dismissal of the case.  The Court directed class counsel to prepare correspondence to be submitted and approved by the Court and then to be resubmitted to the remaining potential opt in class members before the Court makes a final ruling on the fairness of the settlement and issuance of an order of final dismissal.  Based on the Court’s earlier Order Preliminarily Approving the Settlement, we are optimistic that the Court will ultimately issue a Final Order approving the settlement and dismissing the case with prejudice.

In connection with the settlement, we recorded a charge to operations of $993,386 during the quarter ended September 30, 2012 as this amount, as ordered by the court, will cover the full settlement of all claims of opt in claimants, class counsels’ attorney’s fee, and class administration costs in accordance with the terms of the agreement.

We are periodically involved in various other litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

10.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercrafts.  While no single customer accounted for more than 2% of our consolidated revenues in 2012, 2011 and 2010, sales to our five largest customers represented 2.9%, 5.5% and 5.5%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  However, due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited.  At December 31, 2012, 2011, and 2010, 30%, 34% and 32%, respectively, of our consolidated accounts receivable were due from two nationally recognized retail chains.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations and financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

11.  STOCKHOLDERS' EQUITY

a)	Stock Option Plan

In connection with its 2007 Director Non-Qualified Stock Option Plan for non-employee directors, we have outstanding options to purchase our common stock.  The plan provides for the granting of non-qualified options at the discretion of the Compensation Committee of the Board of Directors.  Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months.  We have reserved 100,000 shares of common stock for issuance under this plan.

We had two other stock options plans from 1995 which provided stock option grants to officers, key employees, and non-employee directors.  These plans expired in 2005.  The expiration of the plans had no effect on the options previously granted.

All options expire ten years from date of grant and are exercisable at any time after vesting.  Of the 100,000 shares available for issuance, there are 33,400 un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31, 2012, 2011, and 2010, is as follows:

	2012		2011		2010
		Weighted Average		Weighted Average		Weighted Average
	Options Shares	Exercise Price	Option Shares	Exercise Price	Option Shares	Exercise Price
Outstanding at January 1	115,600	$4.40	103,600	$4.35	197,700	$2.23
Granted	12,000	5.27	12,000	4.80	42,600	4.59
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(6,000)	3.50	-	-	(136,700)	1.65
Outstanding at December 31	121,600	$4.53	115,600	$4.40	103,600	$4.35
Exercisable at end of year	121,600	$4.53	115,600	$4.40	70,000	$4.33
Weighted-average fair value of options granted during year	$0.83		$1.19		$1.42

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average	Weighted Average
Exercise Price Range	Option Shares	Exercise Price	Maturity (Years)	Option Shares	Exercise Price	Maturity (Years)
$2.72 to $3.90	4,000	$3.885	1.24	4,000	$3.885	1.24
$3.91 to $5.30	117,600	4.553	4.96	117,600	4.553	4.96
	121,600	$4.53	4.83	121,600	$4.53	4.83

b)	Stock Repurchase Program

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

In May 2010, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to stockholders of record at the close of business on June 3, 2010. The dividend, totaling $7.7 million, was paid to stockholders on July 5, 2010.  We did not make any dividend payments during 2011.

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

	2012	2011	2010
Sales	-	-	$(419)
Earnings before income taxes	-	-	$877

Current provision (benefit):
Federal	-	$(1,394)	$701
State	-	26	(2,261)
	-	(1,368)	(1,560)

Deferred provision (benefit):
Federal	-	-	617
State	-	-	54
	-	-	671
	-	$(1,368)	$(889)

There were no assets and liabilities of discontinued operations in our consolidated balance sheet as of December 31, 2012 and 2011.

14.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America;

c.
International Leathercraft, which sells to both wholesale and retail customers.  We have one store located in Northampton, United Kingdom which opened in February 2008, one store located in Sydney, Australia which opened in October 2011, and one store located in Jerez, Spain which opened in January 2012.  These stores carry the same products as our North American stores.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total
For the year ended December 31, 2012
Net Sales	$26,850,002	$42,616,546	$3,254,076	$72,720,624
Gross Profit	18,063,191	25,833,852	2,008,631	45,905,674
Operating earnings	3,730,678	5,436,745	(23,418)	9,144,005
Interest expense	240,934	-	-	240,934
Other, net	(14,498)	(13)	(27,763)	(42,574)
Income before income taxes	3,504,542	5,436,758	4,345	8,945,645
Depreciation and amortization	820,622	193,394	54,210	1,068,226
Fixed asset additions	2,111,569	496,846	77,806	2,686,221
Total assets	$36,535,099	$10,037,416	$2,515,157	$49,087,672

For the year ended December 31, 2011
Net Sales	$26,540,899	$37,435,832	$2,126,216	$66,102,947
Gross Profit	16,268,075	22,645,847	1,423,237	40,337,159
Operating earnings	2,803,034	4,656,067	247,549	7,706,650
Interest expense	248,576	-	-	248,576
Other, net	(79,149)	-	(4,279)	(83,428)
Income before income taxes	2,642,586	4,647,089	251,827	7,541,502
Depreciation and amortization	841,058	158,804	16,699	1,016,561
Fixed asset additions	535,713	350,570	214,240	1,100,523
Total assets	$35,966,965	$7,185,016	$2,350,934	$45,502,915

For the year ended December 31, 2010
Net Sales	$25,908,177	$32,291,442	$1,693,251	$59,892,870
Gross Profit	15,731,593	19,439,045	1,080,219	36,250,857
Operating earnings	2,690,061	3,614,856	330,694	6,635,611
Interest expense	265,405	-	-	265,405
Other, net	(125,700)	8,756	11,404	(105,540)
Income before income taxes	2,550,356	3,606,100	319,290	6,475,746
Depreciation and amortization	826,515	132,217	13,677	972,409
Fixed asset additions	1,372,040	179,703	1,596	1,553,339
Total assets	$33,595,847	$6,230,213	$769,514	$40,595,574

Net sales by geographic areas were as follows:

	2012	2011	2010
United States	$61,041,650	$56,337,737	$51,561,070
Canada	7,496,840	6,714,100	5,862,857
All other countries	4,182,134	3,051,110	2,468,943
	$72,720,624	$66,102,947	$59,892,870

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales for the years ended December 31, 2012, 2011 and 2010.  We do not have any significant long-lived assets outside of the United States.

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

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied retrospectively and are effective for reporting periods beginning after December 15, 2012. We do not anticipate the adoption to have any impact on our consolidated financial statements other than revising the presentation relating to items reclassified from accumulated other comprehensive income to the statement of income and comprehensive income (loss).

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter
Net sales	$18,177,078	$16,904,254	$17,000,728	$20,638,564
Gross profit	11,365,633	10,940,201	10,404,770	13,195,070
Net income from continuing operations	1,574,105	1,539,639	280,770	2,201,556
Net income	1,574,105	1,539,639	280,770	2,201,556
Net income from continuing operations per common share:
Basic	0.15	0.15	0.03	0.22
Diluted	0.15	0.15	0.03	0.22
Net income per common share:
Basic	0.15	0.15	0.03	0.22
Diluted	0.15	0.15	0.03	0.22
Weighted average number of common shares outstanding:
Basic	10,156,442	10,156,442	10,156,442	10,159,877
Diluted	10,172,950	10,172,171	10,177,466	10,178,759

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter
Net sales	$15,879,040	$15,933,921	$15,385,421	$18,904,565
Gross profit	9,524,848	9,845,254	9,238,278	11,728,779
Net income from continuing operations	1,150,576	1,076,356	830,474	1,696,563
Net income	1,150,576	1,076,356	829,106	1,696,563
Net income from continuing operations per common share:
Basic	0.11	0.11	0.08	0.17
Diluted	0.11	0.11	0.08	0.17
Net income per common share:
Basic	0.11	0.11	0.08	0.17
Diluted	0.11	0.11	0.08	0.17
Weighted average number of common shares outstanding:
Basic	10,156,442	10,156,442	10,156,442	10,156,442
Diluted	10,169,701	10,168,098	10,168,326	10,166,658

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2012, and 2011 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March __, 2013

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III*

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2013 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2012 and 2011
•	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010

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
Dated:  March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph R. Mannes	Chairman of the Board	March 28, 2013
Joseph R. Mannes

/s/ Jon W. Thompson	Chief Executive Officer, President and Director	March 28, 2013
Jon Thompson

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer, Treasurer and Director	March 28, 2013
Shannon L. Greene

/s/ Mark J. Angus	Senior Vice President, Assistant Secretary and Director	March 28, 2013
Mark J. Angus

/s/ William M. Warren	Secretary, General Counsel and Director	March 28, 2013
William M. Warren

/s/ T. Field Lange	Director	March 28, 2013
T. Field Lange

/s/ L. Edward Martin III	Director	March 28, 2013
L. Edward Martin III

/s/ Michael A. Nery	Director	March 28, 2013
Michael A. Nery

/s/ J. Bryan Wilkinson	Director	March 28, 2013
J. Bryan Wilkinson

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

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

10.2
Agreement of Purchase and Sale, dated June 25, 2007, by and between Standard Motor Products, Inc. and Tandy Leather Factory, L.P., filed as Exhibit 10.2 to Tandy Leather Factory’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011 and incorporated by reference herein.

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

10.7
Consultation Agreement, dated as of June 1, 2012, by and between Tandy Leather Factory, Inc. and J. Wray Thompson, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2012 and incorporated by reference herein.

10.8
Line of Credit Note, dated June 21, 2012, by and between The Leather Factory, L.P. and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to Tandy Leather Factory’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012 and incorporated by reference herein.

10.9
Settlement Agreement, dated September 24, 2012, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2012 and incorporated by reference herein.

10.10
Form of Change of Control Agreement between the Company and each of Jon Thompson, Shannon Greene and Mark Angus, each effective as of December 3, 2012, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated by reference herein.

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