Form 10-K/A
period 2012-12-31
TANDY LEATHER FACTORY INC
filed 2013-03-28
CIK 909724

UNITED STATES
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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of correcting the date of the independent auditor report on page 26, which was inadvertently omitted from the initial filing.  Except for this correction, there have been no changes in any of the financial or other information contained in the report.  For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and some of our do-it-yourself kits.  During 2012, our consolidated sales totaled $72.7 million of which approximately 16% were export sales.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

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

Customers                              Our customer base consists of thousands of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers and retailers dispersed geographically throughout the world.  Wholesale sales constitute the majority of our business, although retail customers may purchase products from our wholesale stores.  The Wholesale Leathercraft division’s sales generally do not reflect significant seasonal patterns.  No single customer’s purchases represented more than 1% of this Wholesale Leathercraft’s sales in 2012.

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

Income Statement Data, Years ended December 31,	2012	2011	2010	2009	2008
Net sales	$72,720,624	$66,102,947	$59,892,870	$54,482,739	$52,491,538
Gross profit	45,905,674	40,337,159	36,250,857	32,609,374	31,050,359
Operating income	9,144,005	7,706,650	6,635,611	5,095,101	4,025,342
Net income from continuing operations	5,596,070	4,753,969	4,158,491	3,261,143	2,511,847
Income from discontinued operations, net of tax	-	(1,368)	1,766	56,914	92,336
Net income	$5,596,070	$4,752,601	$4,160,257	$3,318,057	$2,604,183

Net income per share from continuing operations
Basic	$0.55	$0.47	$0.41	$0.31	$0.23
Diluted	$0.55	$0.47	$0.41	$0.31	$0.23

Net income per share including discontinued operations
Basic	$0.55	$0.47	$0.41	$0.32	$0.24
Diluted	$0.55	$0.47	$0.41	$0.31	$0.24

Weighted average common shares outstanding for:
Basic EPS	10,157,395	10,156,442	10,208,944	10,471,103	10,931,306
Diluted EPS	10,175,346	10,182,098	10,251,863	10,535,736	11,015,657

Cash dividend declared per common share	$0.25	-	$0.75	-	-

Balance Sheet Data, as of December 31,	2012	2011	2010	2009	2008
Cash and certificates of deposit	$7,705,182	$11,189,484	$5,915,339	$12,908,962	$10,821,298
Total assets	49,087,672	45,502,915	40,595,574	43,327,231	40,975,913
Capital lease obligation, including current portion	-	-	-	-	593,949
Long-term debt, including current portion	3,105,000	3,307,500	3,510,000	3,712,500	3,915,000
Total Stockholders’ Equity	$37,521,017	$34,433,801	$29,761,594	$33,359,655	$31,264,762

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

We operate in three segments.  First, Wholesale Leathercraft, consisting of our Leather Factory stores and our national account sales group, which sells to large national store chains, is our oldest segment with sales of $26.9 million in 2012.  Historically, in normal economic conditions, this division has generally offered steady but very modest increases in sales.  Sales in 2012 increased 1.2% compared to 2011, with the stores’ sales increasing 7% but national account sales decreasing by 44%.  Sales at our stores are showing signs of solid recovery despite cautious consumer spending as a result of the weak U.S. economy.  Sales to national accounts are decreasing due to our intentional decision to discontinue certain products from our product line that our national account customers purchased as these products did not produce an acceptable gross profit margin.  We expect our sales to our national account customers to continue to decline.

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

Wholesale Leathercraft

The increases (or decreases) in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2012 were as follows:

Year	Net Sales Increase (Decrease) from Prior Yr	Operating Income	Operating Income Increase (Decrease) from Prior Year	Operating Income as a Percentage of Sales
2012	1.2%	$3,730,678	33.1%	13.9%
2011	2.4%	$2,803,034	4.2%	10.6%
2010	3.2%	$2,690,061	33.3%	10.4%

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

Retail Leathercraft

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2012 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Increase (Decrease) from Prior Year	Operating Income as a Percentage of Sales
2012	13.8%	$5,436,745	16.8%	12.8%
2011	15.9%	$4,656,067	28.8%	12.4%
2010	15.0%	$3,614,856	24.6%	11.2%

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
authorized, 11,156,065 and 11,150,065 shares issued at 2012 and 2011,
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
March 27, 2013

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