Form 10-Q
period 2013-03-31
TANDY LEATHER FACTORY INC
filed 2013-05-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 10, 2013
Common Stock, par value $0.0024 per share	10,162,442

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
CURRENT ASSETS:
Cash	$7,164,181	$7,705,182
Accounts receivable-trade, net of allowance for doubtful accounts of $36,000 and $112,000 in 2013 and 2012, respectively	934,893	822,772
Inventory	25,358,992	25,862,784
Deferred income taxes	305,374	349,478
Prepaid expenses	1,390,761	776,463
Other current assets	416,734	153,450
Total current assets	35,570,935	35,670,129

PROPERTY AND EQUIPMENT, at cost	18,425,394	17,574,895
Less accumulated depreciation and amortization	(5,782,069)	(5,630,305)
	12,643,325	11,944,590

GOODWILL	987,539	990,725
OTHER INTANGIBLES, net of accumulated amortization of
$590,000 and $582,000 in 2013 and 2012, respectively	137,006	145,533
OTHER assets	339,819	336,695
TOTAL ASSETS	$49,678,624	$49,087,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,775,892	$1,612,627
Accrued expenses and other liabilities	4,481,271	5,928,798
Income taxes payable	633,962	113,705
Current maturities of long-term debt	202,500	202,500
Total current liabilities	7,093,625	7,857,630

DEFERRED INCOME TAXES	808,294	806,525

LONG-TERM DEBT, net of current maturities	2,851,875	2,902,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 11,150,065 shares issued at 2013 and 2012; 10,162,442 shares outstanding at 2013 and 2012	26,775	26,775
Paid-in capital	5,773,351	5,767,508
Retained earnings	35,828,196	34,241,875
Treasury stock at cost (993,623 shares at 2013 and 2012)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	190,576	378,927
Total stockholders’ equity	38,924,830	37,521,017
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,678,624	$49,087,672

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	2013	2012

NET SALES	$19,237,827	$18,177,078
COST OF SALES	7,306,998	6,811,445
Gross profit	11,930,829	11,365,633

OPERATING EXPENSES	9,309,969	8,811,458
INCOME FROM OPERATIONS	2,620,860	2,554,175

OTHER (INCOME) EXPENSE:
Interest expense	56,094	58,392
Other, net	(26,739)	(19,814)
Total other (income) expense	29,355	38,578

INCOME BEFORE INCOME TAXES	2,591,505	2,515,597

PROVISION FOR INCOME TAXES	1,005,184	941,492

NET INCOME	$1,586,321	$1,574,105

NET INCOME PER COMMON SHARE:
BASIC	$0.16	$0.15
DILUTED	$0.16	$0.15

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	10,162,442	10,156,442
DILUTED	10,194,219	10,172,950

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	2013	2012

NET INCOME	$1,586,321	$1,574,105
Foreign currency translation adjustments, net of tax	(188,351)	91,620
COMPREHENSIVE INCOME	$1,397,970	$1,665,725

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,586,321	$1,574,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	263,102	259,536
Loss on disposal or abandonment of assets	21,003	624
Non-cash stock-based compensation	5,843	5,000
Deferred income taxes	45,873	(56,199)
Other	(176,925)	80,297
Net changes in assets and liabilities:
Accounts receivable-trade, net	(112,121)	(120,578)
Inventory	503,792	(4,151,774)
Prepaid expenses	(614,298)	(522,700)
Other current assets	(263,284)	68,331
Accounts payable-trade	163,265	725,114
Accrued expenses and other liabilities	(1,447,527)	28,725
Income taxes payable	520,257	157,769
Total adjustments	(1,091,020)	(3,525,855)
Net cash provided by (used in) operating activities	495,301	(1,951,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(982,553)	(139,841)
Proceeds from maturities of certificates of deposit	-	336,000
Proceeds from sale of assets	-	1,395
Decrease (increase) in other assets	(3,124)	6,620
Net cash provided by (used in) investing activities	(985,677)	204,174

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(50,625)	(50,625)
Payment of cash dividend	-	(2,536,131)
Net cash used in financing activities	(50,625)	(2,586,756)

NET DECREASE IN CASH	(541,001)	(4,334,332)

CASH, beginning of period	7,705,182	10,765,591

CASH, end of period	$7,164,181	$6,431,259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$56,094	$58,392
Income tax paid during the period, net of (refunds)	$384,652	$860,843

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2011	10,156,442	$26,760	$5,736,543	$(2,894,068)	$31,181,936	$382,630	$34,433,801

Stock-based compensation	-	-	5,000	-	-	-	5,000
Net income	-	-	-	-	1,574,105	-	1,574,105
Cash dividend	-	-	-	-	(2,536,131)	-	(2,536,131)
Translation adjustment	-	-	-	-	-	91,620	91,620
BALANCE, March 31, 2012	10,156,442	$26,760	$5,741,543	$(2,894,068)	$30,219,910	$474,250	$33,568,395

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2012	10,162,442	$26,775	$5,767,508	$(2,894,068)	$34,241,875	$378,927	$37,521,017

Stock-based compensation	-	-	5,843	-	-	-	5,843
Net income	-	-	-	-	1,586,321	-	1,586,321
Translation adjustment	-	-	-	-	-	(188,351)	(188,351)
BALANCE, March 31, 2013	10,162,442	$26,775	$5,773,351	$(2,894,068)	$35,828,196	$190,576	$38,924,830

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2013 and December 31, 2012, and its results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

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

The components of inventory consist of the following:

	As of
	March 31, 2013	December 31, 2012
Inventory on hand:
Finished goods held for sale	$23,226,414	$24,039,846
Raw materials and work in process	678,696	495,182
Inventory in transit	1,453,882	1,327,756
	$25,358,992	$25,862,784

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2012, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2013.

A summary of changes in our goodwill for the periods ended March 31, 2013 and 2012 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2011	$603,603	$383,406	$987,009
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	2,936	-	2,936
Impairments	-	-	-
Balance, March 31, 2012	$606,539	$383,406	$989,945
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2012	$607,319	$383,406	$990,725
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(3,186)	-	(3,186)
Impairments	-	-	-
Balance, March 31, 2013	$604,133	$383,406	$987,539

Other intangibles consist of the following:

	As of March 31, 2013			As of December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$464,613	$79,756	$544,369	$456,836	$87,533
Non-Compete Agreements	182,487	125,237	57,250	183,216	125,216	58,000
	$726,856	$589,850	$137,006	$727,585	$582,052	$145,533

We recorded amortization expense of $8,526 during the first quarter of 2013 compared to $11,327 during the first quarter of 2012.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

Recent Accounting Pronouncements.  In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of ASU 2013-02 is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations.  The amendments in ASU 2013-02 are required to be applied retrospectively and are effective for reporting periods beginning after December 15, 2012.  The adoption of the standard did not have any impact on our consolidated financial statements.

2.	NOTES PAYABLE AND LONG-TERM DEBT

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

At March 31, 2013 and December 31, 2012, the amount outstanding under the above agreement consisted of the following:

	March 31, 2013	December 31, 2012
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 3,054,375	$3,105,000
	3,054,375	3,105,000
Less - Current maturities	(202,500)	(202,500)
	$2,851,875	$2,902,500

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million. The revolver bears interest at LIBOR plus 2% (2.20% at March 31, 2013) and matures on June 30, 2013.  Interest is paid monthly.  The note was obtained for working capital purposes.  The unused amount is March 31, 2013 is $4 million.

3.	STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors for each of the three month periods ended March 31, 2013 and 2012.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $5,843 and $5,000 for the quarters ended March 31, 2013 and 2012, respectively, as a component of operating expenses.  During the three months ended March 31, 2013 and 2012, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	$4.40	115,600
Granted	5.27	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2012	$4.48	127,600	5.38	$216,332
Exercisable, March 31, 2012	$4.40	115,600	4.90	$206,332

Outstanding, January 1, 2013	$4.53	121,600
Granted	6.87	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2013	$4.74	133,600	4.97	$218,446
Exercisable, March 31, 2013	$4.53	121,600	4.83	$206,760

Other information pertaining to option activity during the three-month periods ended March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
Weighted average grant-date fair value of stock options granted	$11,686	$10,000
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	N/A	N/A

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012
Volatility	19.1%	21.4%
Expected option life	3 years	3 years
Interest rate (risk free)	0.80%	0.875%
Dividends	None	None

As of March 31, 2013 and 2012, there was unrecognized compensation cost related to non-vested stock options of $5,843 and $5,000, respectively.

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2013 and 2012:

	2013	2012
Net income	$1,586,321	$1,574,105
Numerator for basic and diluted earnings per share	$1,586,321	$1,574,105

Denominator for basic earnings per share – weighted-average shares	10,162,442	10,156,442

Effect of dilutive securities:
Stock options	31,777	16,508
Warrants	-	-
Dilutive potential common shares	31,777	16,508

Denominator for diluted earnings per share – weighted-average shares	10,194,219	10,172,950

Basic earnings per share	$0.16	$0.15
Diluted earnings per share	$0.16	$0.15

The net effect of converting stock options and warrants to purchase 121,600 and 115,600 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarters ended March 31, 2013 and 2012, respectively.

5.	CASH DIVIDEND

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

6.	COMMITMENTS AND CONTINGENCIES

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

The Settlement Agreement required us to establish a $993,386 escrow account to fund (1) settlement payments to the plaintiffs, (2) settlement payments to the other members of the settlement class who join the class action, (3) attorneys’ fees and expenses, and (4) escrow agent fees and expenses.  The plaintiffs and each other member of the settlement class who joins the class action release any and all claims against us related to the conduct alleged by the plaintiffs in the class action suit.  The Settlement Agreement includes a formula to determine the amount of settlement payments payable to each claimant.  If the aggregate amount of settlement payments determined by such formula exceeds the remaining balance in the escrow fund, we will have no further liability.  Instead, the amount of settlement payments payable to the claimants will be reduced proportionately.  To the extent that any funds remain in the escrow fund after payment of all required claims, fees and expenses, the remaining funds will be returned to us.  The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Settlement Agreement which was attached as Exhibit 10.1 to a Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2012.

A Fairness Hearing was held on February 11, 2013, to make final determinations as to whether the settlement described in the Settlement Agreement is fair, reasonable and adequate, whether it should be finally approved by the Court, and whether an Order and Final Judgment should be issued dismissing the lawsuit with prejudice.  At the hearing, the Court expressed concern regarding certain aspects of communications to the potential opt in class members, and therefore, delayed ruling on the final approval of the settlement and dismissal of the case.  The Court directed class counsel to prepare correspondence to be submitted and approved by the Court and then to be resubmitted to the remaining potential opt in class members before the Court makes a final ruling on the fairness of the settlement and issuance of an order of final dismissal.  Said correspondence was mailed to the remaining potential opt in class members on April 23, 2013.  Based on the Court’s earlier Order Preliminarily Approving the Settlement, we are optimistic that the Court will ultimately issue a Final Order approving the settlement and dismissing the case with prejudice.

In connection with the settlement, we recorded a charge to operations of $993,386 during the quarter ended September 30, 2012 as this amount, as ordered by the court, will cover the full settlement of all claims of opt in claimants, class counsels’ attorneys’ fees, and class administration costs in accordance with the terms of the agreement.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended March 31, 2013
Net sales	$6,729,734	$11,559,861	$948,232	$19,237,827
Gross profit	4,165,155	7,161,228	604,446	11,930,829
Income from operations	1,012,965	1,514,839	93,056	2,620,860
Interest expense	56,094	-	-	56,094
Other, net	(14,493)	(10)	(12,236)	(26,739)
Income before income taxes	971,364	1,514,849	105,292	2,591,505

Depreciation and amortization	191,533	57,429	14,140	263,102
Fixed asset additions	738,736	242,149	1,668	982,553
Total assets	$36,244,560	$10,474,588	$2,959,476	$49,678,624

For the quarter ended March 31, 2012
Net sales	$7,152,417	$10,282,814	$741,847	$18,177,078
Gross profit	4,529,683	6,372,144	463,806	11,365,633
Income from operations	1,232,852	1,358,725	(37,402)	2,554,175
Interest expense	58,392	-	-	58,392
Other, net	(16,048)	(13)	(3,753)	(19,814)
Income before income taxes	1,190,508	1,358,738	(33,649)	2,515,597

Depreciation and amortization	203,690	43,451	12,395	259,536
Fixed asset additions	31,626	54,754	53,461	139,841
Total assets	$34,422,385	$8,509,506	$2,543,725	$45,475,616

Net sales for geographic areas were as follows for the three months ended March 31, 2013 and 2012:

	2013	2012
United States	$16,196,394	$15,527,455
Canada	1,919,723	1,719,840
All other countries	1,121,710	929,783
	$19,237,827	$18,177,078

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2013 and 2012.  We do not have any significant long-lived assets outside of the United States.

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

 Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 37 states and six Canadian provinces.  Tandy Leather Company, one of the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather Company’s industry presence by opening retail stores.  As of May 1, 2013, we were operating 78 Tandy Leather Company retail stores located throughout the United States and Canada.

Our International Leathercraft segment operates 3 company-owned stores, all located outside of North America.  These stores operate as combination retail / wholesale stores and consist of one store in Northampton, United Kingdom, one store in Sydney, Australia, and one store in Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new stores in 2013.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2012 for additional information concerning these and other uncertainties that could negatively impact the Company.

➢	Our business may be negatively impacted by general economic conditions and the current global financial crisis.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  Specialty retail, and retail in general, is heavily influenced by general economic cycles.  Purchases of non-essential products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales.  The United States and global economies have suffered from economic uncertainty for the past several years.  Consumer spending in the United States appears to have stabilized recently, but could deteriorate in the future.  As a result, our operating results may be adversely and materially affected by downward trends or uncertainty in the United States or global economies.

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

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2013 and 2012.

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012
	Sales	Income from Operations	Sales	Income from Operations
Wholesale Leathercraft	$6,729,734	$1,012,965	$7,152,417	$1,232,852
Retail Leathercraft	11,559,861	1,514,839	10,282,814	1,358,725
Int’l Leathercraft	948,232	93,056	741,847	(37,402)
Total Operations	$19,237,827	$2,620,860	$18,177,078	$2,554,175

Consolidated net sales for the quarter ended March 31, 2013 increased $1.1 million, or 5.8%, compared to the same period in 2012.  International Leathercraft reported the largest sales gain of 27.8%, followed by Retail Leathercraft, reporting a sales gain of 12.4%.  Wholesale Leathercraft reported a sales decrease of 5.9% due to the continued decline in sales to our National Account customers as a result of the elimination of certain products that have not historically produced an acceptable gross profit margin.  Income from operations on a consolidated basis for the quarter ended March 31, 2013 was up 2.6%, or $67,000, from the first quarter of 2012.

The following table shows in comparative form our consolidated net income for the first quarters of 2013 and 2012:

	2013	2012	% change
Net income	$1,586,321	$1,574,105	0.8%

All segments contributed to our increased consolidated net income.  Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of national craft chains only.  The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2013 and 2012:

	Quarter ended
Customer Group	03/31/13	03/31/12
RETAIL (end users, consumers, individuals)	35%	30%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	6%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	46%	45%
MANUFACTURERS	7%	7%
NATIONAL ACCOUNTS	6%	14%
	100%	100%

Net sales decreased 5.9%, or $423,000, for the first quarter of 2013 compared to the first quarter of 2012 as follows:

	# Stores	Qtr Ended 03/31/13	# Stores	Qtr Ended 03/31/12	$ Change	% Change
Same store sales	29	$6,444,321	29	$6,340,785	$103,536	1.6%
National account group		285,413		811,632	(526,219)	(64.8)%
Total sales	29	$6,729,734	29	$7,152,417	$(422,683)	(5.9)%

Sales to our retail customers increased in the first quarter of 2013 compared to the first quarter of 2012, while sales to our wholesale, institution and manufacturer account group customers were down slightly.  Sales to our national account customers continue to decline due to the elimination of certain products that these customers were buying from our product line.  Income from operations for Wholesale Leathercraft during the current quarter decreased by $220,000 from the comparative 2012 quarter, a decline of 18%.

The decrease in gross profit of $365,000 contributed to the decline in income from operations, partially offset by a decrease in operating expenses.  Gross profit as a percentage of sales decreased from 63.3% in the first quarter of 2012 to 61.9% in the first quarter of 2013, due to an increase in sales of leather, which brings lower gross profit margins compared to the other products in our line.  Operating expenses increased slightly as a percentage of sales, but decreased $145,000 compared to last year’s comparable period, despite an increase in advertising and marketing expenses of $217,000.  This was offset somewhat by a decrease in legal fees of $88,000.

Retail Leathercraft

Our Retail Leathercraft operation consists of 78 Tandy Leather Company retail stores at March 31, 2013, versus 77 stores as of March 31, 2012.  Net sales increased 12.4% for the first quarter of 2013 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 03/31/13	# Stores	Qtr Ended 03/31/12	$ Change	% Change
Same store sales	77	$11,440,142	77	$10,282,814	$1,157,328	11.3%
New store sales	1	119,719	-	-	119,719	N/A
Total sales	78	$11,559,861	77	$10,282,814	$1,277,047	12.4%

The following table presents sales mix by customer categories for the quarters ended March 31, 2013 and 2012 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/13	03/31/12
RETAIL (end users, consumers, individuals)	62%	62%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	33%	31%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	3%
	100%	100%

Sales to retail and wholesale customer groups increased over the first quarter of 2012, while sales to institution and manufacturer customer groups declined slightly over the same period.

Income from operations increased $156,000, or 11%, from the comparative 2012 quarter due to an increase in gross profit partially offset by an increase in operating expenses.  Our gross profit increased by $789,000 from the prior period primarily due to higher sales.  Operating expenses as a percentage of sales remained virtually unchanged at 49% from the first quarter of 2012.  The increase in operating expenses of $633,000 compared to the first quarter of 2012 was caused by increases in employee compensation and benefits ($147,000), rent expense ($35,000), supplies ($33,000), freight out ($42,000), credit card fees ($25,000), travel expenses ($23,000) and advertising and marketing expenses ($97,000).

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of March 31, 2013 and 2012, the segment contained three stores located in United Kingdom, Australia, and Spain. This segment’s sales totaled $948,000 for the first quarter of 2013, compared to $742,000 in the first quarter of 2012, an improvement of 28%.  Operating expenses totaled $511,000 in the first quarter of 2013, up from $501,000 in the first quarter of 2012.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, rent, travel, and shipping costs to customers.

Other Expenses

We paid $56,000 in interest on our bank debt in the first quarter of 2013, compared to $58,000 in the first quarter of 2012.  Due to the reduction in short-term investments compared to last year, we recorded $1,000 in interest income on our cash balances during the quarter compared to $5,000 a year ago.  We recorded income of $13,000 for currency fluctuations in the first quarter of 2013.  Comparatively, in the first quarter of 2012, we recorded income of $4,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $49.1 million at year-end 2012 to $49.7 million at March 31, 2013.  Total stockholders’ equity increased from $37.5 million at December 31, 2012 to $38.9 million at March 31, 2013, the increase being attributable to our net income earned in the first quarter of 2013.  Our current ratio increased from 4.5 at December 31, 2012 to 5.0 at March 31, 2013 due primarily to the decrease in accrued expenses during the first quarter of 2013.

As of March 31, 2013, our investment in inventory decreased by $504,000 from year-end 2012.  Inventory turnover reached an annualized rate of 3.40 times during the first quarter of 2013, slightly more than 3.30 times for the first quarter of 2012.  Inventory turnover was 3.18 times for all of 2012.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was $935,000 at March 31, 2013, up $112,000 from $823,000 at year-end 2012.  The average days to collect accounts decreased to 40 days for the first quarter of 2013, an improvement from the average days to collect accounts in the first quarter of 2012 of 48 days.  We are constantly monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts in the current economic environment.  Our allowance for doubtful accounts decreased from year-end 2012 to March 31, 2013 as a result of our collecting a number of various older accounts, which also contributed to the reduction in the days outstanding.

Accounts payable increased slightly to $1.8 million at March 31, 2013 compared to $1.6 million at year-end 2012.  Accrued expenses decreased from $5.9 million at December 31, 2012 to $4.5 million at March 31, 2013.  The payment of the 2012 manager bonuses during the first quarter of 2013 accounted for the reduction.

During the first quarter of 2013, cash flow provided by operating activities was $495,000.  Net income of $1.6 million and the reduction of inventory of $504,000, offset by the reduction in accrued expenses of $1.4 million accounted for the majority of the operating cash provided in the first quarter of 2013.

By comparison, during the first quarter of 2012, cash flow used by operating activities was $2.0 million.  The increase in inventory of $4.2 million from year-end 2011, offset by net income of $1.6 million and the increase in accounts payable of $725,000 from year-end 2011, accounted for the majority of the operating cash used in the first quarter of 2012.

Cash flow used by investing activities totaled $986,000 in the first quarter of 2013, consisting primarily of building construction in progress of a building to house our flagship store, which is expected to open in June 2013, and store fixture purchases.  In the first quarter of 2012, cash provided by investing activities totaled $204,000, consisting primarily of certificate of deposit maturities of $336,000 being offset somewhat by purchases of store fixtures and computer equipment totaling $140,000.

Cash flow used by financing activities totaled $51,000 in the first quarter of 2013, consisting entirely of debt repayments.  In the first quarter of 2012, cash flow used by financial activities consisted of a one-time cash dividend of $2.5 million and debt repayments of $51,000.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2012.  We believe that our exposure to market risks has not changed significantly since December 31, 2012.  We expect that our exposure to foreign currency exchange risk will increase as our international presence increases.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

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
___________

*  Filed herewith.
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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 14, 2013	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: May 14, 2013	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)