Form 10-Q
period 2013-06-30
TANDY LEATHER FACTORY INC
filed 2013-08-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 12, 2013
Common Stock, par value $0.0024 per share	10,171,733

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
CURRENT ASSETS:
Cash	$7,572,653	$7,705,182
Accounts receivable-trade, net of allowance for doubtful accounts of $84,000 and $112,000 in 2013 and 2012, respectively	1,138,223	822,772
Inventory	27,498,022	25,862,784
Deferred income taxes	341,938	349,478
Prepaid expenses	1,141,740	776,463
Other current assets	765,430	153,450
Total current assets	38,458,006	35,670,129

PROPERTY AND EQUIPMENT, at cost	18,598,208	17,574,895
Less accumulated depreciation and amortization	(5,345,969)	(5,630,305)
	13,252,239	11,944,590

GOODWILL	983,313	990,725
OTHER INTANGIBLES, net of accumulated amortization of $562,000 and $539,000 in 2013 and 2012, respectively	125,820	145,533
Other assets	336,604	336,695
	$53,155,982	$49,087,672

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,882,843	$1,612,627
Accrued expenses and other liabilities	6,091,982	5,928,798
Income taxes payable	138,189	113,705
Current maturities of long-term debt	202,500	202,500
Total current liabilities	9,315,514	7,857,630

DEFERRED INCOME TAXES	956,084	806,525

LONG-TERM DEBT, net of current maturities	2,497,500	2,902,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,165,356 and 11,156,065 shares issued at 2013 and 2012, respectively;
10,171,733 and 10,162,442 shares outstanding at 2013 and 2012, respectively	26,797	26,775
Paid-in capital	5,779,172	5,767,508
Retained earnings	37,457,549	34,241,875
Treasury stock at cost (993,623 shares at 2013 and 2012)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	17,434	378,927
Total stockholders' equity	40,386,884	37,521,017
	$53,155,982	$49,087,672

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012

	THREE MONTHS		SIX MONTHS
	2013	2012	2013	2012
NET SALES	$18,973,013	$16,904,254	$38,210,840	$35,081,332

COST OF SALES	7,052,892	5,964,053	14,359,890	12,775,498

Gross profit	11,920,121	10,940,201	23,850,950	22,305,834

OPERATING EXPENSES	9,574,057	8,475,429	18,884,026	17,286,887

INCOME FROM OPERATIONS	2,346,064	2,464,772	4,966,924	5,018,947

OTHER INCOME (EXPENSE):
Interest expense	(51,544)	(58,235)	(107,638)	(116,627)
Other, net	98,284	42,757	125,023	62,571
Total other income (expense)	46,740	(15,478)	17,385	(54,056)

INCOME BEFORE INCOME TAXES	2,392,804	2,449,294	4,984,309	4,964,891

PROVISION FOR INCOME TAXES	763,451	909,656	1,768,635	1,851,147

NET INCOME	$1,629,353	$1,539,638	$3,215,674	$3,113,744

NET INCOME PER COMMON SHARE:
Basic	$0.16	$0.15	$0.32	$0.30
Diluted	$0.16	$0.15	$0.32	$0.30

Weighted Average Number of Shares Outstanding:
Basic	10,167,649	10,156,442	10,165,060	10,156,442
Diluted	10,216,535	10,172,171	10,205,439	10,172,561

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012

	THREE MONTHS		SIX MONTHS
	2013	2012	2013	2012
NET INCOME	$1,629,353	$1,539,638	$3,215,674	$3,113,744

Foreign currency translation adjustments	(173,142)	(191,986)	(361,493)	(100,367)

COMPREHENSIVE INCOME	$1,456,211	$1,347,652	$2,854,181	$3,013,377

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,215,674	$3,113,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	562,710	524,053
Loss on disposal or abandonment of assets	85,458	6,145
Non-cash stock-based compensation	11,686	10,000
Deferred income taxes	157,099	(117,930)
Other	(328,000)	(97,094)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(315,451)	209,708
Inventory	(1,635,238)	(9,809,560)
Income taxes	24,484	(304,657)
Prepaid expenses	(365,277)	(400,094)
Other current assets	(611,980)	(215,633)
Accounts payable-trade	1,270,216	1,395,665
Accrued expenses and other liabilities	163,184	1,437,262
Total adjustments	(981,109)	(7,362,135)
Net cash provided by (used in) operating activities	2,234,565	(4,248,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,962,700)	(403,611)
Proceeds from maturities of certificates of deposit	-	336,000
Proceeds from sale of assets	515	1,150
Decrease (increase) in other assets	91	3,201
Net cash used in investing activities	(1,962,094)	(63,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(405,000)	(101,250)
Payment of cash dividend	-	(2,536,131)
Net cash used in financing activities	(405,000)	(2,637,381)

NET CHANGE IN CASH	(132,529)	(6,949,032)

CASH, beginning of period	7,705,182	10,765,591

CASH, end of period	$7,572,653	$3,816,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$107,638	$116,627
Income tax paid during the period, net of (refunds)	$1,584,223	$2,273,330

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Six Months Ended June 30, 2013 and 2012

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2011	10,156,422	$26,760	$5,736,543	$(2,894,068)	$31,181,936	$382,630	$34,433,801

Stock-based compensation	-	-	10,000	-	-	-	10,000
Cash dividend	-	-	-	-	(2,536,131)	-	(2,536,131)
Net income	-	-	-	-	3,113,744	-	3,113,744
Translation adjustment	-	-	-	-	-	(100,367)	(100,367)
BALANCE, June 30, 2012	10,156,422	$26,760	$5,746,543	$(2,894,068)	$31,759,549	$282,263	$34,921,047

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2012	10,162,442	$26,775	$5,767,508	$(2,894,068)	$34,241,875	$378,927	$37,521,017

Shares issued – stock options exercised	9,291	22	(22)	-	-	-	-
Stock-based compensation			11,686	-	-	-	11,686
Net income	-	-	-	-	3,215,674	-	3,215,674
Translation adjustment	-	-	-	-	-	(361,493)	(361,493)
BALANCE, June 30, 2013	10,171,733	$26,797	$5,779,172	$(2,894,068)	$37,457,549	$17,434	$40,386,884

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2013 and December 31, 2012, and its results of operations and cash flows for the three and/or six-month periods ended June 30, 2013 and 2012.  Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Inventory.  Inventory is stated at the lower of cost or market and is accounted for on the “first in, first out” method.  Based on negotiations with vendors, title generally passes to us when merchandise is put on board.  Merchandise to which we have title but which we have not yet received is recorded as inventory in transit.  In addition, the value of inventory is periodically reduced for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.

The components of inventory consist of the following:

	As of
	June 30, 2013	December 31, 2012
Inventory on hand:
Finished goods held for sale	$25,043,689	$24,039,846
Raw materials and work in process	938,440	495,182
Inventory in transit	1,515,893	1,327,756
	$27,498,022	$25,862,784

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2012, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first half of 2013.  In accordance with recent guidance from the FASB, beginning in 2012, we are permitted to first assess qualitative factors in testing goodwill for impairment prior to performing a quantitative assessment.

A summary of changes in our goodwill for the periods ended June 30, 2013 and 2012 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2011	$603,603	$383,406	$987,009
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	625	-	625
Impairments	-	-	-
Balance, June 30, 2012	$604,228	$383,406	$987,634
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2012	$607,319	$383,406	$990,725
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(7,412)	-	(7,412)
Impairments	-	-	-
Balance, June 30, 2013	$599,907	$383,406	$983,313

Other intangibles consist of the following:

	As of June 30, 2013			As of December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$472,382	$71,987	$544,369	$456,836	$87,533
Non-Compete Agreements	181,520	127,687	53,833	183,216	125,216	58,000
	$725,889	$600,069	$125,820	$727,585	$582,052	$145,533

We recorded amortization expense of $19,712 during the first six months of 2013 compared to $22,342 during the first half of 2012.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

At June 30, 2013 and December 31, 2012, the amount outstanding under the above agreements consisted of the following:

	June 30, 2013	December 31, 2012
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$2,700,000	$3,105,000
	2,700,000	3,105,000
Less - Current maturities	(202,500)	(202,500)
	$2,497,500	$2,902,500

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million. The note was obtained for working capital purposes.  The revolver bears interest at LIBOR plus 2% (2.27% at June 30, 2013) and was to mature on June 30, 2013.  On June 25, 2013, we executed a Note Modification Agreement which extends the maturity date of the Line of Credit Note to June 30, 2014.  All other terms remain unchanged.  Interest is paid monthly.  The unused amount at June 30, 2013 was $4 million.

3.           STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors in both the first six months of 2013 and the first six months of 2012.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock as of closing on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $5,843 and $5,000 for each of the quarters ended June 30, 2013 and 2012, respectively, and $11,686 and $10,000 for each of the six month periods ended June 30, 2013 and 2012, respectively, as a component of operating expenses.

During the six months ended June 30, 2013 and 2012, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	$4.40	115,600
Granted	5.27	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, June 30, 2012	$4.48	127,600	5.13	$216,332
Exercisable, June 30, 2012	$4.40	115,600	4.69	$206,332

Outstanding, January 1, 2013	$4.53	121,600
Granted	6.87	12,000
Cancelled	-	-
Exercised	4.24	(22,000)
Outstanding, June 30, 2013	$4.84	111,600	5.72	$167,186
Exercisable, June 30, 2013	$4.60	99,600	5.24	$155,500

Other information pertaining to option activity during the six-month periods ended June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Weighted average grant-date fair value of stock options granted	$11,686	$10,000
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	$51,260	N/A

There was no unrecognized compensation cost as of June 30, 2013 and 2012.

4.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,629,353	$1,539,638	$3,215,674	$3,113,744
Numerator for basic and diluted earnings per share	1,629,353	1,539,638	3,215,674	3,113,744
Denominator:
Weighted-average shares outstanding-basic	10,167,649	10,156,442	10,165,060	10,156,442

Effect of dilutive securities:
Stock options	48,886	15,729	40,379	16,119
Dilutive potential common shares	48,886	15,729	40,379	16,119
Denominator for diluted earnings per share- weighted-average shares	10,216,535	10,172,171	10,205,439	10,172,561

Basic earnings per share	$0.16	$0.15	$0.32	$0.30
Diluted earnings per share	$0.16	$0.15	$0.32	$0.30

The net effect of converting stock options and warrants to purchase 133,600 and 106,600 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted earnings per share for the quarter ended June 30, 2013 and 2012, respectively.

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

6.           COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  On March 16, 2011, two former employees of ours filed a lawsuit, entitled Mark Barnes and Jerry Mercante on behalf of themselves and all other similarly situated v. Tandy Leather Company, Inc., Tandy Leather Factory, and Does 1-50, in the US District Court for the District of Nevada.  The lawsuit was subsequently amended on May 9, 2011 to add another former employee, Donna Cavota, as a third named plaintiff.  The suit alleges that we violated requirements of the Fair Labor Standards Act (FLSA) as well as various state wage laws.  Plaintiffs seek to represent themselves and all similarly situated U.S. current and former store managers of ours.   A Settlement Agreement was reached between the parties, and on September 24, 2012, the United States District Court, Northern District of Texas, Fort Worth Division (“Court”) issued an Order Preliminarily Approving the Settlement of all federal and state claims asserted by the plaintiffs in the litigation.  We continue to deny any violation of any statute, law, rule or regulation, any liability or wrongdoing, and the truth of any or all of the plaintiffs’ allegations. We agreed to enter into the Settlement Agreement to avoid further expense and inconvenience, end the disruption and burden of the litigation, avoid any other present or future litigation arising out of the facts that gave rise to the litigation, avoid the risk inherent in uncertain complex litigation, and to put to rest the controversy set forth in the plaintiff’s litigation.

The Settlement Agreement preliminarily approved by the Court required us to establish a fund designated as a Qualified Settlement Fund (Escrow Account) in the amount of $993,386 to fund (1) settlement payments to the plaintiffs, (2) settlement payments to the other members of the settlement class who join the case, (3) plaintiffs’ attorneys’ fees and expenses, and (4) and the claim administrator (Escrow Agent’s) fees and expenses.   The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Settlement Agreement which was attached as Exhibit 10.1 to a Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2012.

The deadline established by the Court for any existing or former persons employed by us as store managers between November 23, 2008 and September 24, 2012 to join the lawsuit as a class member expired on May 24, 2013.  On June 28, 2013, the Court issued two orders: (1) an Order Approving Class and Collective Action Settlement and Dismissing Case with Prejudice, and (2) a Final Judgment, Approving Class and Collective Action Settlement and Dismissing Case with Prejudice.  Pursuant to the Court’s June 28, 2013 Orders, the claims administrator (Escrow Agent) is required to make payments to those existing and former store managers and the plaintiffs who joined the lawsuit by signing and returning Consent to Join Forms, which contained a release of us from the claims asserted in plaintiffs’ lawsuit. The settlement payments to the class members and the plaintiffs will be made from the Escrow Account pursuant to the formula set forth in the Settlement Agreement, as well as the payment of the plaintiffs’ attorney’s fees and the fees and expenses of the claims administrator (Escrow Agent).  The total payment from the Escrow Account, to include our required FICA payments based on the settlement payments, is expected to be $680,867 from the total Escrow Account of $993,385.  After all payments have been made from the Escrow Account, the claims administrator (Escrow Agent) will terminate the Escrow Account within 120 days from the date the settlement checks have been mailed, and the balance of the Escrow Account (approximately $312,000) is expected to be returned to us before year end 2013.

In connection with the settlement, we recorded a charge to operations of $993,386 during the quarter ended September 30, 2012 as this amount, as ordered by the Court, covered the full settlement of all claims of opt in claimants, class counsels’ attorneys’ fees, and class administration costs in accordance with the terms of the agreement. In the quarter ended June 30, 2013, we recorded a benefit of approximately $312,000, which is the expected remaining balance in the Escrow Account after all payments have been made.

We are periodically involved in various other litigation matters that arise in the ordinary course of our business and operations.  There are no such matters pending that we expect will have a material impact on our financial position and operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended June 30, 2013
Net sales	$6,728,586	$11,242,080	$1,002,347	$18,973,013
Gross profit	4,648,116	6,670,357	601,648	11,920,121
Operating earnings	883,533	1,377,105	85,426	2,346,064
Interest (expense)	(51,544)	-	-	(51,544)
Other income (expense), net	60,212	16	38,056	98,284
Income before income taxes	892,201	1,377,121	123,482	2,392,804

Depreciation and amortization	221,625	64,193	13,790	299,608
Fixed asset additions	830,162	149,985	-	980,147
Total assets	$39,552,986	$10,815,721	$2,787,275	$53,155,982

For the quarter ended June 30, 2012
Net sales	$6,282,990	$9,863,139	$758,125	$16,904,254
Gross profit	4,273,989	6,145,188	521,024	10,940,201
Operating earnings	1,103,311	1,309,503	51,958	2,464,772
Interest (expense)	(58,235)	-	-	(58,235)
Other income (expense), net	12,299	-	30,458	42,757
Income before income taxes	1,057,375	1,309,503	82,416	2,449,294

Depreciation and amortization	203,927	46,465	14,125	264,517
Fixed asset additions	102,598	141,537	19,635	263,770
Total assets	$36,240,356	$9,358,545	$2,811,382	$48,410,283

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the six months ended June 30, 2013
Net sales	$13,458,320	$22,801,941	$1,950,579	$38,210,840
Gross profit	8,813,271	13,831,585	1,206,094	23,850,950
Operating earnings	1,896,498	2,891,944	178,482	4,966,924
Interest (expense)	(107,638)	-	-	(107,638)
Other income (expense), net	74,705	26	50,292	125,023
Income before income taxes	1,863,565	2,891,970	228,774	4,984,309

Depreciation and amortization	413,158	121,622	27,930	562,710
Fixed asset additions	1,568,898	392,134	1,668	1,962,700
Total assets	$39,552,986	$10,815,721	$2,787,275	$53,155,982

For the six months ended June 30, 2012
Net sales	$13,435,407	$20,145,953	$1,499,972	$35,081,332
Gross profit	8,803,672	12,517,333	984,829	22,305,834
Operating earnings	2,336,163	2,668,228	14,556	5,018,947
Interest expense	(116,627)	-	-	(116,627)
Other income (expense), net	28,347	13	34,211	62,571
Income before income taxes	2,247,883	2,668,241	48,767	4,964,891

Depreciation and amortization	407,617	89,916	26,520	524,053
Fixed asset additions	134,224	196,291	73,096	403,611
Total assets	$36,240,356	$9,358,545	$2,811,382	$48,410,283

Net sales for geographic areas were as follows for the three and six months ended June 30, 2013 and 2012:

Three months ended June 30,	2013	2012
United States	$15,741,570	$14,112,191
Canada	1,918,986	1,732,982
All other countries	1,312,457	1,059,081
	$18,973,013	$16,904,254

Six months ended June 30,	2013	2012
United States	$31,937,964	$29,639,646
Canada	3,838,709	3,452,822
All other countries	2,434,167	1,988,864
	$38,210,840	$35,081,332

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or six-month periods ended June 30, 2013 and 2012.  We do not have any significant long-lived assets outside of the United States.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 37 states and six Canadian provinces.  Tandy Leather Company, one of the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather Company’s industry presence by opening retail stores.  As of August 1, 2013, we were operating 78 Tandy Leather Company retail stores located throughout the United States and Canada.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

The following tables present selected financial data of each of our three segments for the quarters ended June 30, 2012 and 2011.

	Quarter Ended June 30, 2013		Quarter Ended June 30, 2012
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,728,586	$883,533	$6,282,990	$1,103,311
Retail Leathercraft	11,242,080	1,377,105	9,863,139	1,309,503
Int’l Leathercraft	1,002,347	85,426	758,125	51,958
Total Operations	$18,973,013	$2,346,064	$16,904,254	$2,464,772

Consolidated net sales for the quarter ended June 30, 2013 increased $2.1 million, or 12.2%, compared to the same period in 2012.  All three segments contributed to the sales increase with gains ranging from 7% to 32%. Operating income on a consolidated basis for the quarter ended June 30, 2013 declined 4.8%, or $119,000, from the second quarter of 2012.

The following table shows in comparative form our consolidated net income for the second quarters of 2013 and 2012:

	2013	2012	% change
Net income	$1,629,353	$1,539,638	5.8%

All segments contributed to our increased consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft segment consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of only national craft chains.  The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2013 and 2012:

	Quarter Ended
Customer Group	06/30/13	06/30/12
RETAIL (end users, consumers, individuals)	38%	33%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	8%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	45%	44%
MANUFACTURERS	6%	9%
NATIONAL ACCOUNTS	6%	6%
	100%	100%

Net sales increased 7.1%, or $446,000, for the second quarter of 2013 as follows:

	# Stores	Qtr Ended 06/30/13	Qtr Ended 06/30/12	$ Change	% Change
Same store sales	29	6,347,666	$6,070,345	$277,321	4.6%
National account group		380,920	212,645	168,275	79.1%
Total sales		$6,728,586	$6,282,990	$445,596	7.1%

Our same store sales increased 4.6% in the second quarter of 2013, as compared with the same period in 2012.  Compared to the second quarter of 2012, we achieved sales dollar increases in our retail customer category, as well as to our National Account customers, which were offset somewhat by decreases in our institution, wholesale and manufacturing customer categories.  We continue to see strength from our retail customer group, while our other customer groups appear to be less stable.  Sales to summer camps and youth programs, which are part of our institution customer group, declined compared to last year’s second quarter due to a decrease in participation and funding of these programs.  Sales to inmates and prisons, also part of our institution customer group, declined due to reduced funding as well.  Our wholesale customers appear to have stabilized somewhat, but with the uncertainty surrounding the domestic economy overall, we are not confident that this stabilization will continue.  Sales to our National Account customers were up 79% for the quarter, compared to the same quarter last year, due to the timing of orders from one customer.  As discussed in our previous filings, we expect sales to our National Accounts customers to continue to decline year over year due to our decision to eliminate certain products from our line that these customers were buying due to unacceptable gross profit margins.  Therefore, it is likely we will experience further sales declines to our National Account group if the product we stock is not what these customers want to purchase.   Our primary focus is on sales through our stores, rather than National Accounts, as we believe our stores represent the greatest potential for continued and consistent sales growth.

Operating income for Wholesale Leathercraft during the quarter ended June 30, 2013 decreased $220,000, or 20%, from the comparative 2012 quarter.  Our gross profit margin increased from 68.0% to 69.1% as our sales to retail customers increased.  Those sales bring higher margins than sales to wholesale customers.  Operating expenses as a percentage of sales were 56%, up $594,000 from the second quarter of 2012.  Significant expense increases occurred in employee compensation and benefits ($243,000), advertising and marketing ($210,000), legal fees ($138,000), repairs and maintenance ($50,000), supplies ($50,000), commercial insurance ($43,000), outside services ($46,000), and loss on disposal of assets ($61,000).  The expense increases were partially offset by $300,000 related to the settlement of litigation.  (See Note 6 to the consolidated financial statements included in Item 1 of this Report for additional information regarding such litigation.)  The increase in employee compensation and benefits is due to an increase in employee count that is attributable to an increase in the size of certain stores.  Our advertising and marketing expenses are higher than last year due to an increase in the number of mailing pieces we have produced this year compared to last year and the associated postage to mail those pieces.  The increase in legal fees is attributable to one time fees incurred for new trademark filings and the adoption of a stockholder rights plan.  The increase in supplies, repairs and maintenance, and loss on disposal of assets are one-time expenses associated with the move and opening of our flagship store into its new facility this quarter.

Retail Leathercraft

Our Retail Leathercraft segment consists of 78 and 77 Tandy Leather Company retail stores at June 30, 2013 and 2012, respectively.  Net sales increased 14% for the second quarter of 2013 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/13	Qtr Ended 06/30/12	$ Change	% Change
Same store sales	77	$11,118,834	$9,863,139	$1,255,695	12.7%
New store sales	1	123,246	-	123,246	N/A
Total sales		$11,242,080	$9,863,139	$1,378,941	14.0%

The following table presents sales mix by customer categories for the quarters ended June 30, 2013 and 2012 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	06/30/13	06/30/12
RETAIL (end users, consumers, individuals)	57%	58%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	35%	34%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3%	2%
	100%	100%

The retail stores averaged approximately $48,000 in sales per month for the second quarter of 2013.

Sales to each customer group increased solidly over the second quarter of 2012, with the exception of our institution customer group, whose decline was minimal (2%).  Our gross profit margin decreased from 62.3% to 59.3% due to the increase in sales to non-retail customers compared to last year.  Sales to our customer groups other than Retail bring lower margins.  Operating income increased $68,000, or 5.2%, from the comparative 2012 quarter.  Operating income as a percentage of sales declined from 13.3% in the second quarter of 2012 to 12.3% in the second quarter of 2013 due to the decrease in gross profit margin.  Operating expenses as a percentage of sales decreased from 49.0% to 47.1% as expenses grew at a slower rate than that of sales during the quarter.  Operating expenses increased $458,000 over the second quarter of 2012.  Compared to last year’s second quarter, employee compensation and benefits increased $140,000 due to an increase in employee count attributable to an increase in the size of certain stores, advertising and marketing expenses increased $96,000, due to special advertising related to store relocations, credit card fees and freight out (shipping to customers) increased $58,000 as a result of the increase in sales, property insurance increased $20,000 due to the additional fixtures in the larger stores, rent and utilities expense increased $52,000 as we continue to move stores into larger locations, and supplies were up $13,000.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2013 and 2012, the segment contained three stores, with one each located in United Kingdom, Australia, and Spain. Net sales increased 32.2% for the second quarter of 2012 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/13	Qtr Ended 06/30/12	$ Change	% Change
Same store sales	3	$1,002,347	$758,125	$244,222	32.2%
New store sales	-	-	-	-	N/A
Total sales		$1,002,347	$758,125	$244,222	32.2%

Gross profit margin as a percentage of sales decreased from 68.7% in the second quarter of 2012 to 60.0% in the second quarter of 2013.  We determine selling prices taking into consideration the currency conversion between the U.S. dollar and the local currency, as well as local market conditions.  Further, as these stores expand their customer bases, they sell more leather, which brings lower margins than tools and supplies.  Operating expenses totaled $516,000 in the second quarter of 2013, up $47,000 from $469,000 in the second quarter of 2012.  Compared to last year’s second quarter, advertising and marketing expenses were up $20,000, freight out (shipping to customers) increased $19,000, and credit card fees were up $5,000.    Advertising and marketing expenses were this segment’s largest expense in the quarter, followed by employee compensation, freight out, legal and professional fees, and rent.

Other Expenses

We paid $52,000 in interest expense in the second quarter of 2013 on our bank debt, which is related to our building purchase, compared to $58,000 in interest expense in the second quarter last year.  We earned $800 in interest income during the second quarter of 2013, down from last year’s second quarter interest income earned of $1,000.  We recorded income of $38,000 during the second quarter of 2013 related to currency fluctuations from our international operations.  Comparatively, in the second quarter of 2012, we recorded income of $30,000 for currency fluctuations.

Six Months Ended June 30, 2013 and 2012

The following table presents selected financial data of each of our three segments for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$13,458,320	$1,896,498	$13,435,407	$2,336,163
Retail Leathercraft	22,801,941	2,891,944	20,145,953	2,668,228
International Leathercraft	1,950,579	178,482	1,499,972	14,556
Total Operations	$38,210,840	$4,966,924	$35,081,332	$5,018,947

Consolidated net sales for the six months ended June 30, 2013 were up 9% compared to the same period in 2012, increasing $3.1 million.  All three reporting segments contributed to the sales increase.  Retail Leathercraft contributed the largest sales increase of $2.7 million, followed by International Leathercraft reporting an increase of $451,000 and Wholesale Leathercraft reporting an increase of $23,000.  The increase in inventory at the stores, coupled with the increase in additional advertising efforts, contributed to the sales increase.  Operating income on a consolidated basis for the six months ended June 30, 2013 was down 1.0% compared to the first half of 2012, decreasing $52,000.

The following table shows in comparative form our consolidated net income for the first half of 2013 and 2012:

	2013	2012	% change
Net income	$3,215,674	$3,113,744	3.3%

Wholesale Leathercraft

Net sales increased 0.2%, or $23,000, for the first half of 2013 as follows:

	# Stores	Six Months Ended 06/30/13	Six Months Ended 06/30/12	$ Change	% Change
Same store sales	29	$12,791,987	$12,411,129	$380,858	3.1%
National account group		666,333	1,024,278	(357,945)	(34.9)%
Total sales		$13,458,320	$13,435,407	$22,913	0.2%

The following table presents the combined sales mix by customer categories for the six months ended June 30, 2013 and 2012:

	Six Months Ended
Customer Group	06/30/13	06/30/12
RETAIL (end users, consumers, individuals)	39%	33%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	44%
MANUFACTURERS	6%	7%
NATIONAL ACCOUNTS	7%	10%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2013 decreased by $440,000 from the comparative 2012 period, a 19% decline.  Compared to the first six months of 2012, operating expenses increased $449,000 for the first half of 2013, increasing as a percentage of sales from 48.1% to 51.4%.

Retail Leathercraft

Net sales were up 13.2% for the first half of 2013 over the same period last year.

	# Stores	Six Months Ended 06/30/13	Six Months Ended 06/30/12	$ Change	% Change
Same (existing) store sales	77	$22,558,976	$20,145,953	$2,413,023	12.0%
New store sales	1	242,965	-	242,965	N/A
Total sales		$22,801,941	$20,145,953	$2,655,988	13.2%

The following table presents sales mix by customer categories for the six months ended June 30, 2013 and 2012 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/13	06/30/12
RETAIL (end users, consumers, individuals)	60%	60%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	34%	32%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	3%
	100%	100%

The retail stores averaged approximately $49,000 in sales per month for the first half of 2013.

Operating income for the first six months of 2013 increased $224,000 from the comparative 2012, but declined slightly as a percentage of sales from 13.2% in the first half of 2013 to 12.7% in the first half of 2012 due to the decline in gross profit margin percentage.  Gross margin decreased from 62.1% to 60.7% due to the customer mix.  The ratio of retail sales, which brings a higher margin, to non-retail sales, which brings a lower margin, can affect gross profit margin positively or negatively.  During the first six months of 2013, non-retail sales have increased faster than that of retail sales, resulting in a decline in gross profit margin.  Operating expenses as a percentage of sales were 48.0% for the first half of 2013, a slight improvement over 48.9% for the first half of 2012, as sales grew slightly faster than expenses.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2013 and 2012, the segment contained three stores with one each located in United Kingdom, Australia, and Spain. Net sales increased 30.0% for the first half of 2013 over the same period last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Six Months Ended 06/30/13	Six Months Ended 06/30/12	$ Change	% Change
Same store sales	3	$1,950,579	$1,499,972	$450,607	30.0%
New store sales	-	-	-	-	-
Total sales		$1,950,579	$1,499,972	$450,607	30.0%

Gross profit margin as a percentage of sales decreased from 65.7% in the first half of 2012 to 61.8% in the first half of 2013.  Selling prices are determined based on the currency conversion between the U.S. dollar and the local currency.  In addition, gross profit margin is affected by sales mix – the ratio of higher margin products (tools, supplies, etc.) to lower margin products (leather).  Operating expenses totaled $1.0 million in the first half of 2013, up $57,000 from $970,000 in the first half of 2012.  Freight out (shipping to customers) increased $46,000 compared to the comparable period last year, while legal and professional fees increased $29,000.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, shipping costs to customers, and rent.

Other Expenses

We paid $107,000 in interest on our bank debt in the first six months of 2013, compared to $117,000 in the first six months of 2012.  We recorded $1,600 in interest income on our cash balances in the six months ended June 30, 2013 compared to $6,000 a year ago.  We recorded income of $51,000 for currency fluctuations in the first half of 2013.  Comparatively, in the first half of 2012, we recorded income of $34,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets were $53.2 million at June 30, 2013, up $4.1 million from $49.1 million at year-end 2012.  Total stockholders’ equity increased from $37.5 million at December 31, 2012 to $40.4 million at June 30, 2013, the increase being attributable to earnings in the first half of this year. Our current ratio decreased slightly from 4.5 at December 31, 2012  to 4.1 at June 30, 2013 as current liabilities grew faster than current assets.

Our investment in inventory increased by $1.6 million from year-end 2012 to June 30, 2013.  Inventory turnover reached an annualized rate of 2.86 times during the first half of 2013, improving minimally from 2.82 times for the first half of 2012.  Inventory turnover was 3.18 times for all of 2012.  We compute our inventory turns as sales divided by average inventory.  As of June 30, 2013, our total inventory on hand was approximately 10% over our internal targets for optimal inventory levels.  The increase is the result of early purchasing of certain products in anticipation of fourth quarter demand, which normally occurs during the third quarter.

Trade accounts receivable were $1.1 million at June 30, 2013, up $315,000 from $823,000 at year-end 2012.  The average days to collect accounts for the first half of 2013 were 45 days, improving from 47 days for the first half of 2012.  We monitor our customer accounts very closely in order to minimize the risk of uncollectible accounts.

Accounts payable increased to $2.9 million at June 30, 2013 compared to $1.6 million at year-end 2012, primarily due to the increase in inventory purchases during the second quarter of 2013 compared to the fourth quarter of 2012.  Accrued expenses increased $163,000 from December 31, 2012 to June 30, 2013.

During the first six months of 2013, cash flow provided by operating activities was $2.2 million. Net income of $3.2 million and the increase in accounts payable of $1.3 million, offset by the increase in inventory of $1.6 million accounted for the operating cash provided.  By comparison, during the first six months of 2012, cash flow used by operating activities was $4.2 million.  The increase in inventory of $9.8 million, offset by net income of $3.1 million, the increase in accounts payable of $1.4 million and the increase in accrued liabilities of $1.4 million accounted for the majority of the operating cash used in the six months.

Cash flow used in investing activities totaled $2.0 million in the first half of 2013, consisting primarily of the building constructed to house our flagship store, which opened in June 2013, and purchases of store fixtures and computer equipment.  In the first half of 2012, cash flow used in investing activities totaled $63,000, consisting primarily of purchases of store fixtures and computer equipment, partially offset by maturities of certificates of deposit.

Cash flow used in financing activities totaled $405,000 in the first six months of 2013, consisting solely of bank debt repayments. In the first six months of 2012, cash flow used in financing activities totaled $2.6 million, consisting of a special one-time cash dividend of $2.5 million and $101,000 in debt repayments.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Tandy Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory’s Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2013.

4.1
Rights Agreement dated as of June 6, 2013 between Tandy Leather Factory, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (including the form of Certificate of Designations of Series A Junior Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C) filed as Exhibit 4.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 14, 2013	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: August 14, 2013	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)