Form 10-Q
period 2013-09-30
TANDY LEATHER FACTORY INC
filed 2013-11-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 10, 2013
Common Stock, par value $0.0024 per share	10,198,733

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
CURRENT ASSETS:
Cash	$6,289,550	$7,705,182
Accounts receivable-trade, net of allowance for doubtful accounts
of approximately $30,000 and $112,000 in 2013 and 2012, respectively	945,725	822,772
Inventory	29,492,488	25,862,784
Prepaid income taxes	6,106
Deferred income taxes	340,426	349,478
Prepaid expenses	1,845,862	776,463
Other current assets	429,522	153,450
Total current assets	39,349,679	35,670,129

PROPERTY AND EQUIPMENT, at cost	19,042,844	17,574,895
Less accumulated depreciation and amortization	(5,645,113)	(5,630,305)
	13,397,731	11,944,590

GOODWILL	986,153	990,725
OTHER INTANGIBLES, net of accumulated amortization of approximately
$612,000 and $582,000 in 2013 and 2012, respectively	114,643	145,533
Other assets	337,115	336,695
	$54,185,321	$49,087,672

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,299,450	$1,612,627
Accrued expenses and other liabilities	5,913,564	5,928,798
Income taxes payable	-	113,705
Current maturities of long-term debt	202,500	202,500
Total current liabilities	8,415,514	7,857,630

DEFERRED INCOME TAXES	987,617	806,525

LONG-TERM DEBT, net of current maturities	2,446,875	2,902,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,192,356 and 11,156,065 shares issued at 2013 and 2012, respectively;
10,198,733 and 10,162,442 shares outstanding at 2013 and 2012, respectively	26,862	26,775
Paid-in capital	5,892,907	5,767,508
Retained earnings	39,019,381	34,241,875
Treasury stock at cost (993,623 shares at 2013 and 2012)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	290,233	378,927
Total stockholders' equity	42,335,315	37,521,017
	$54,185,321	$49,087,672

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012

	THREE MONTHS		NINE MONTHS
	2013	2012	2013	2012
NET SALES	$18,524,604	$17,000,728	$56,735,444	$52,082,061

COST OF SALES	6,823,661	6,595,958	21,183,551	19,371,456

Gross profit	11,700,943	10,404,770	35,551,893	32,710,605

OPERATING EXPENSES	9,295,590	9,759,914	28,179,616	27,046,801

INCOME FROM OPERATIONS	2,405,353	644,856	7,372,277	5,663,804

OTHER INCOME (EXPENSE):
Interest expense	(51,021)	(59,623)	(158,659)	(176,251)
Other, net	13,777	(2,787)	138,800	59,786
Total other income (expense)	(37,244)	(62,410)	(19,859)	(116,465)

INCOME BEFORE INCOME TAXES	2,368,109	582,446	7,352,418	5,547,339

PROVISION FOR INCOME TAXES	806,277	301,676	2,574,912	2,152,825

NET INCOME	$1,561,832	$280,770	$4,777,506	$3,394,514

NET INCOME PER COMMON SHARE:
Basic	$0.15	$0.03	$0.47	$0.33
Diluted	$0.15	$0.03	$0.47	$0.33

Weighted Average Number of Shares Outstanding:
Basic	10,176,744	10,156,790	10,163,490	10,156,559
Diluted	10,221,512	10,177,466	10,205,348	10,179,569

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012

	THREE MONTHS		NINE MONTHS
	2013	2012	2013	2012
NET INCOME	$1,561,832	$280,770	$4,777,506	$3,394,514

Foreign currency translation adjustments	272,799	174,633	(88,694)	74,266

COMPREHENSIVE INCOME	$1,834,631	$455,403	$4,688,812	$3,468,780

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,777,506	$3,394,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	889,395	794,122
Loss on disposal or abandonment of assets	89,531	16,977
Non-cash stock-based compensation	11,686	10,000
Deferred income taxes	190,144	(180,237)
Other	(70,330)	63,559
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	(122,953)	253,702
Inventory	(3,629,704)	(9,754,553)
Income taxes	(119,811)	(1,183,816)
Prepaid expenses	(1,069,399)	1,624,011
Other current assets	(276,072)	(1,765,227)
Accounts payable-trade	686,823	929,847
Accrued expenses and other liabilities	(15,234)	1,097,165
Total adjustments	(3,435,924)	(8,094,450)
Net cash provided by (used in) operating activities	1,341,582	(4,699,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,415,484)	(1,294,050)
Proceeds from sale or maturities of certificates of deposit	-	423,893
Proceeds from sale of assets	515	1,150
Decrease (increase) in other assets	(420)	6,675
Net cash used in investing activities	(2,415,389)	(862,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	-	1,000,000
Payments on notes payable and long-term debt	(455,625)	(151,875)
Proceeds from issuance of common stock	113,800	5,440
Payment of cash dividend	-	(2,536,131)
Net cash used in financing activities	(341,825)	(1,682,566)

NET CHANGE IN CASH	(1,415,632)	(7,244,834)

CASH, beginning of period	7,705,182	10,765,591

CASH, end of period	$6,289,550	$3,520,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$158,659	$176,251
Income tax paid during the period, net of (refunds)	$2,507,842	$3,524,962

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2011	10,156,422	$26,760	$5,736,543	$(2,894,068)	$31,181,936	$382,630	$34,433,801

Shares issued – stock options exercised	2,000	5	5,435	-	-	-	5,440
Stock-based compensation	-	-	10,000	-	-	-	10,000
Cash dividend	-	-	-	-	(2,536,131)	-	(2,536,131)
Net income	-	-	-	-	3,394,514	-	3,394,514
Translation adjustment	-	-	-	-	-	74,266	74,266
BALANCE, September 30, 2012	10,158,422	$26,765	$5,751,978	$(2,894,068)	$32,040,319	$456,896	$35,381,890

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2012	10,162,442	$26,775	$5,767,508	$(2,894,068)	$34,241,875	$378,927	$37,521,017

Shares issued – stock options exercised	36,291	87	113,713	-	-	-	113,800
Stock-based compensation	-	-	11,686	-	-	-	11,686
Net income	-	-	-	-	4,777,506	-	4,777,506
Translation adjustment	-	-	-	-	-	(88,694)	(88,694)
BALANCE, September 30, 2013	10,198,733	$26,862	$5,892,907	$(2,894,068)	$39,019,381	$290,233	$42,335,315

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2013 and December 31, 2012, and its results of operations and cash flows for the three and/or nine-month periods ended September 30, 2013 and 2012.  Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The components of inventory consist of the following:

	As of
	September 30, 2013	December 31, 2012
Inventory on hand:
Finished goods held for sale	$27,213,820	$24,039,846
Raw materials and work in process	1,227,130	495,182
Inventory in transit	1,051,538	1,327,756
	$29,492,488	$25,862,784

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2012, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first three quarters of 2013.  In accordance with recent guidance from the FASB, beginning in 2012, we are permitted to first assess qualitative factors in testing goodwill for impairment prior to performing a quantitative assessment.

A summary of changes in our goodwill for the periods ended September 30, 2013 and 2012 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2011	$603,603	$383,406	$987,009
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	5,018	-	5,018
Impairments	-	-	-
Balance, September 30, 2012	$608,621	$383,406	$992,027
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2012	$607,319	$383,406	$990,725
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(4,572)	-	(4,572)
Impairments	-	-	-
Balance, September 30, 2013	$602,747	$383,406	$986,153

Other intangibles consist of the following:

	As of September 30, 2013			As of December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$480,143	$64,226	$544,369	$456,836	$87,533
Non-Compete Agreements	182,170	131,753	50,417	183,216	125,216	58,000
	$726,539	$611,896	$114,643	$727,585	$582,052	$145,533

We recorded amortization expense of $30,890 during the first nine months of 2013 compared to $33,378 during the same period of 2012.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2013	$732	$41,337	$42,069
2014	492	44,004	44,496
2015	-	39,302	39,302
2016	-	4,666	4,666
2017	-	-	-

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

Comprehensive Income and Accumulated Other Comprehensive Income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-stockholder sources and includes all changes in equity during a period except those resulting from investments by and dividends to stockholders.  Our comprehensive income consists of our net income and foreign currency translation adjustments from our international operations.

Recent Accounting Pronouncements.  In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of ASU No. 2013-02 is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations.  The amendments in ASU No. 2013-02 are required to be applied retrospectively and are effective for reporting periods beginning after December 15, 2012.  The adoption of the standard did not have any impact on our consolidated financial statements.

2.           NOTES PAYABLE AND LONG-TERM DEBT

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5.5 million to facilitate our purchase of real estate consisting of a 191,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Proceeds in the amount of $4,050,000 were used to fund the purchase of the property.  On April 30, 2008, the principal balance was rolled into a 10-year term note with a 20-year amortization that accrues interest at a rate of 7.10% per annum.

 At September 30, 2013 and December 31, 2012, the amount outstanding under the above agreements consisted of the following:

	September 30, 2013	December 31, 2012
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 2,649,375	$3,105,000
	2,649,375	3,105,000
Less - Current maturities	(202,500)	(202,500)
	$2,446,875	$2,902,500

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million. The note was obtained for working capital purposes.  The revolver bears interest at LIBOR plus 2% (2.25% at September 30, 2013) and was to mature on June 30, 2013.  On June 25, 2013, we executed a Note Modification Agreement which extends the maturity date of the Line of Credit Note to June 30, 2014.  All other terms remain unchanged.  Interest is paid monthly.  The unused amount at September 30, 2013 was $4 million.

3.           STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors in each of the first nine months of 2013 and 2012.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock as of closing on the date the option was granted and no option has a term in excess of ten years.  No share based compensation expense was recognized in each of the quarters ended September 30, 2013 and 2012.  Share based compensation expense of $11,686 and $10,000 was recognized for the nine month periods ended September 30, 2013 and 2012, respectively, as a component of operating expenses.

During the nine months ended September 30, 2013 and 2012, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	$4.40	115,600
Granted	5.27	12,000
Cancelled	-	-
Exercised	2.72	(2,000)
Outstanding, September 30, 2012	$4.51	125,600	4.93	$213,256
Exercisable, September 30, 2012	$4.51	125,600	4.93	$213,256

Outstanding, January 1, 2013	$4.53	121,600
Granted	6.87	12,000
Cancelled	-	-
Exercised	4.23	(49,000)
Outstanding, September 30, 2013	$5.04	84,600	7.22	$104,656
Exercisable, September 30, 2013	$5.04	84,600	7.22	$104,656

Other information pertaining to option activity during the nine-month periods ended September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Weighted average grant-date fair value of stock options granted	$0.97	$0.83
Total fair value of stock options vested	$11,686	$10,000
Total intrinsic value of stock options exercised	$113,790	$3,077

There was no unrecognized compensation cost as of September 30, 2013 and 2012.

We have a restricted stock plan that was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The plan reserves up to 300,000 shares of our common stock for restricted stock awards to our executive officers, non-employee directors and other key employees.  Awards granted under the plan may be stock awards or performance awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years.  No awards have been made to date.

4.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,561,832	$280,770	$4,777,506	$3,394,514
Numerator for basic and diluted earnings per share	1,561,832	280,770	4,777,506	3,394,514
Denominator:
Weighted-average shares outstanding-basic	10,176,744	10,156,790	10,163,490	10,156,559

Effect of dilutive securities:
Stock options	44,768	20,676	41,858	23,010
Dilutive potential common shares	44,768	20,676	41,858	23,010
Denominator for diluted earnings per share-weighted-average shares	10,221,512	10,177,466	10,205,348	10,179,569

Basic earnings per share	$0.15	$0.03	$0.47	$0.33
Diluted earnings per share	$0.15	$0.03	$0.47	$0.33

The net effect of converting stock options to purchase 111,600 and 127,600 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted earnings per share for the quarter ended September 30, 2013 and 2012, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended September 30, 2013
Net sales	$6,476,676	$11,128,646	$919,282	$18,524,604
Gross profit	4,358,097	6,752,739	590,107	11,700,943
Operating earnings	956,721	1,351,062	97,570	2,405,353
Interest expense	(51,021)	-	-	(51,021)
Other income (expense), net	33,372	-	(19,595)	13,777
Income before income taxes	939,072	1,351,062	77,975	2,368,109

Depreciation and amortization	241,864	71,496	13,325	326,685
Fixed asset additions	290,087	162,697	-	452,784
Total assets	$40,445,814	$11,150,004	$2,589,503	$54,185,321

For the quarter ended September 30, 2012
Net sales	$6,242,602	$9,947,911	$810,215	$17,000,728
Gross profit	4,111,067	5,848,397	445,306	10,404,770
Operating earnings	(297,897)	987,704	(44,951)	644,856
Interest expense	(59,623)	-	-	(59,623)
Other income (expense), net	15,926	-	(18,713)	(2,787)
Income before income taxes	(341,594)	987,704	(63,664)	582,446

Depreciation and amortization	205,991	50,650	13,428	270,069
Fixed asset additions	779,676	107,234	3,529	890,439
Total assets	$35,690,494	$10,719,659	$2,242,963	$48,653,116

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the nine months ended September 30, 2013
Net sales	$19,934,996	$33,930,587	$2,869,861	$56,735,444
Gross profit	13,171,368	20,584,324	1,796,201	35,551,893
Operating earnings	2,853,219	4,243,006	276,052	7,372,277
Interest expense	(158,659)	-	-	(158,659)
Other income (expense), net	108,077	26	30,697	138,800
Income before income taxes	2,802,637	4,243,032	306,749	7,352,418

Depreciation and amortization	655,022	193,118	41,255	889,395
Fixed asset additions	1,858,985	554,831	1,668	2,415,484
Total assets	$40,445,814	$11,150,004	$2,589,503	$54,185,321

For the nine months ended September 30, 2012
Net sales	$19,678,009	$30,093,864	$2,310,188	$52,082,061
Gross profit	12,914,740	18,365,729	1,430,136	32,710,605
Operating earnings	2,038,267	3,655,932	(30,395)	5,663,804
Interest expense	(176,251)	-	-	(176,251)
Other income (expense), net	44,275	13	15,498	59,786
Income before income taxes	1,906,291	3,655,945	(14,897)	5,547,339

Depreciation and amortization	613,608	140,566	39,948	794,122
Fixed asset additions	913,900	303,525	76,625	1,294,050
Total assets	$35,690,494	$10,719,659	$2,242,963	$48,653,116

Net sales for geographic areas were as follows for the three and nine months ended September 30, 2013 and 2012:

Three months ended September 30,	2013	2012
United States	$15,466,317	$14,221,642
Canada	1,889,696	1,761,960
All other countries	1,168,591	1,017,126
	$18,524,604	$17,000,728

Nine months ended September 30,	2013	2012
United States	$47,404,281	$43,861,288
Canada	5,728,405	5,214,782
All other countries	3,602,758	3,005,991
	$56,735,444	$52,082,061

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or nine-month periods ended September 30, 2013 and 2012.  We do not have any significant long-lived assets outside of the United States.

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

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future,” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2012 for additional information concerning these and other uncertainties that could negatively impact the Company.

➢	Our business may be negatively impacted by general economic conditions and the continuing financial uncertainty around the world.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

The following tables present selected financial data of each of our three segments for the quarters ended September 30, 2013 and 2012.

	Quarter Ended September 30, 2013		Quarter Ended September 30, 2012
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,476,676	$956,721	$6,242,602	$(297,897)
Retail Leathercraft	11,128,646	1,351,062	9,947,911	987,704
Int’l Leathercraft	919,282	97,570	810,215	(44,951)
Total Operations	$18,524,604	$2,405,353	$17,000,728	$644,856

Consolidated net sales for the quarter ended September 30, 2013 increased $1.5 million, or 9%, compared to the same period in 2012.  All three segments contributed to the sales increase with gains ranging from 4% to 13%. Operating income on a consolidated basis for the quarter ended September 30, 2013 increased 273%, or $1.8 million, compared to the third quarter of 2012.  The primary reason for the significant increase in operating income was the one-time charge of $994,000 related to the settlement of litigation that was recorded in the third quarter of 2012, but was not repeated in the third quarter of 2013.  (See Note 6 to the consolidated financial statements included in Item 1 of this Report for additional information.)

The following table shows in comparative form our consolidated net income for the third quarters of 2013 and 2012:

	2013	2012	% change
Net income	$1,561,832	$280,770	456%

All segments contributed to our increased consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft segment consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of only national craft chains.  The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2013 and 2012:

	Quarter Ended
Customer Group	09/30/13	09/30/12
RETAIL (end users, consumers, individuals)	38%	33%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	43%	44%
MANUFACTURERS	7%	8%
NATIONAL ACCOUNTS	7%	9%
	100%	100%

Net sales increased 3.8%, or $234,000, for the third quarter of 2013 as follows:

	# Stores	Qtr Ended 09/30/13	Qtr Ended 09/30/12	$ Change	% Change
Same store sales	29	$6,105,137	$5,821,208	$283,929	4.9%
National account group		371,539	421,394	(49,855)	(11.8)%
Total sales		$6,476,676	$6,242,602	$234,074	3.8%

Our same store sales increased 4.9% in the third quarter of 2013, as compared with the same period in 2012.  Compared to the third quarter of 2012, we achieved sales dollar increases in our retail and wholesale customer categories, which were offset somewhat by minimal decreases in our institution, manufacturing, and national account customer categories.  We continue to see strength from our retail customer group, while our other customer groups appear to be less stable.  Sales to summer camps and youth programs, as well as inmates and prisons, which are all included in our institution customer group, declined compared to last year’s third quarter due to a reduction in funding of programs.  Sales to our National Account customers were down 12% for the quarter, compared to the same quarter last year.  As discussed in our previous filings, we expect sales to our National Accounts customers to continue to decline year over year due to our decision to stop supplying certain products with unacceptable gross profit margins that these customers were previously buying.  Therefore, it is likely we will experience further sales declines to our National Account group if the products we stock are not what these customers want to purchase.   Our primary focus is on sales through our stores, rather than National Accounts, as we believe our stores represent the greatest potential for continued and consistent sales growth.

Operating income for Wholesale Leathercraft during the quarter ended September 30, 2013 increased $1.2 million, or 421%, from the comparative 2012 quarter.  Our gross profit margin increased from 65.9% to 67.3% as our sales to retail customers increased.  Those sales bring higher margins than sales to wholesale customers.  Operating expenses as a percentage of sales were 53%, down $1.0 million from the third quarter of 2012.  The primary reason for the operating expense decrease was the one-time charge of $994,000 related to the settlement of litigation that was recorded in the third quarter of 2012, but was not repeated in the third quarter of 2013.  (See Note 6 to the consolidated financial statements included in Item 1 of this Report for additional information.)  Significant expense increases occurred in employee compensation ($274,000), legal and professional fees ($178,000), which were offset by decreases in bad debts ($87,000), dues and subscriptions ($23,000), health insurance costs ($116,000), rents ($49,000), and supplies ($65,000).  The increase in employee compensation is due to an increase in employee count that is attributable to an increase in the size of certain stores.  The increase in legal fees is attributable to one time fees incurred for new trademark filings.

Retail Leathercraft

Our Retail Leathercraft segment consists of 78 and 77 Tandy Leather Company retail stores at September 30, 2013 and 2012, respectively.  Net sales increased 12% for the third quarter of 2013 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/13	Qtr Ended 09/30/12	$ Change	% Change
Same store sales	77	$11,004,898	$9,947,911	$1,056,987	10.6%
New store sales	1	123,748	-	123,748	N/A
Total sales		$11,128,646	$9,947,911	$1,180,735	11.9%

The following table presents sales mix by customer categories for the quarters ended September 30, 2013 and 2012 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	09/30/13	09/30/12
RETAIL (end users, consumers, individuals)	57%	60%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	36%	33%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3%	2%
	100%	100%

The retail stores averaged approximately $48,000 in sales per store per month for the third quarter of 2013.

Sales to each customer group increased solidly over the third quarter of 2012, with the exception of our institution customer group.  Sales to summer camps and youth programs, which are part of our institution customer group, declined compared to last year’s third quarter due to a decrease in participation and funding of these programs.  Our gross profit margin increased from 58.8% to 60.7% due to the strength in sales to our retail customers.  Sales to our retail customer group bring higher margins compared to our other customer groups as our retail selling prices are higher than our other selling prices.  Operating income increased $363,000, or 37%, from the comparative 2012 quarter.  Operating income as a percentage of sales improved from 9.9% in the third quarter of 2012 to 12.1% in the third quarter of 2013 due to the increase in gross profit margin, partially offset by the increase in operating expenses.  Operating expenses as a percentage of sales decreased from 48.9% to 48.5% as expenses grew at a slightly slower rate than that of sales during the quarter.  Operating expenses increased $541,000 over the third quarter of 2012.  Compared to last year’s third quarter, manager bonuses increased $160,000 due to an increase in store profit.  Advertising and marketing expenses increased $87,000, due to special advertising related to store relocations, credit card fees and freight out (shipping to customers) increased $62,000 as a result of the increase in sales, rent and utilities expense increased $43,000 as we continue to move stores into larger locations, and supplies expense was up $12,000.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2013 and 2012, the segment contained three stores, with one each located in United Kingdom, Australia, and Spain. Net sales increased 13.5% for the third quarter of 2013 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/13	Qtr Ended 09/30/12	$ Change	% Change
Same store sales	3	$919,282	$810,215	$109,067	13.5%
New store sales	-	-	-	-	N/A
Total sales		$919,282	$810,215	$109,067	13.5%

Gross profit margin as a percentage of sales increased from 55.0% in the third quarter of 2012 to 64.2% in the third quarter of 2013.  We determine selling prices taking into consideration the currency conversion between the U.S. dollar and the local currency, as well as local market conditions.  Further, the mix of products sold has a direct impact on gross margins.  A larger ratio of non-leather items sold to leather sold will raise margins as non-leather items bring higher margins.  Similarly, a larger ratio of leather sold to non-leather items sold will lower margins as leather brings lower margins.  Operating expenses totaled $492,000 in the third quarter of 2013, up $2,000 from $490,000 in the third quarter of 2012.  Compared to last year’s third quarter, advertising and marketing expenses were up $27,000 and employee compensation was down $15,000. Advertising and marketing expenses were this segment’s largest expense in the quarter, followed by employee compensation, freight out, legal and professional fees, and rent.

Other Expenses

We paid $51,000 in interest expense in the third quarter of 2013 on our bank debt, which is related to our building purchase, compared to $59,000 in interest expense in the third quarter last year.  We recorded other income, consisting of gas royalties and miscellaneous non-operating income, of $33,000 in the current quarter compared to $17,000 in last year’s comparable quarter.  We recorded an expense of $20,000 during the third quarter of 2013 related to currency fluctuations from our international operations.  Comparatively, in the third quarter of 2012, we recorded an expense of $18,000 for currency fluctuations.

Nine Months Ended September 30, 2013 and 2012

The following table presents selected financial data of each of our three segments for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$19,934,996	$2,853,219	$19,678,009	$2,038,267
Retail Leathercraft	33,930,587	4,243,006	30,093,864	3,655,932
International Leathercraft	2,869,861	276,052	2,310,188	(30,395)
Total Operations	$56,735,444	$7,372,277	$52,082,061	$5,663,804

Consolidated net sales for the nine months ended September 30, 2013 were up 9% compared to the same period in 2012, increasing $4.7 million.  All three reporting segments contributed to the sales increase.  Retail Leathercraft contributed the largest sales increase of $3.8 million, followed by International Leathercraft reporting an increase of $560,000 and Wholesale Leathercraft reporting an increase of $257,000.  The increase in inventory at the stores, coupled with targeted advertising efforts, contributed to the sales increase.  Operating income on a consolidated basis for the nine months ended September 30, 2013 increased 30%, or $1.7 million, compared to the first three quarters of 2012.

The following table shows in comparative form our consolidated net income for the first three quarters of 2013 and 2012:

	2013	2012	% change
Net income	$4,777,506	$3,394,514	40.7%

Wholesale Leathercraft

Net sales increased 1.3%, or $257,000, for the first nine months of 2013 as follows:

	# Stores	Nine Months Ended 09/30/13	Nine Months Ended 09/30/12	$ Change	% Change
Same store sales	29	$18,897,124	$18,232,337	$664,787	3.7%
National account group		1,037,872	1,445,672	(407,800)	(28.2)%
Total sales		$19,934,996	$19,678,009	$256,987	1.3%

The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
Customer Group	09/30/13	09/30/12
RETAIL (end users, consumers, individuals)	38%	34%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	43%
MANUFACTURERS	7%	8%
NATIONAL ACCOUNTS	7%	10%
	100%	100%

Operating income for Wholesale Leathercraft for the first nine months of 2013 increased by $815,000 from the comparative 2012 period, a 40% improvement.  Compared to the first nine months of 2012, operating expenses decreased $558,000 for the first nine months of 2013, decreasing as a percentage of sales from 55.3% to 51.8%. The primary reason for the operating expense decrease was the one-time charge of $994,000 related to the settlement of litigation that was recorded in the third quarter of 2012, but was not repeated in the third quarter of 2013.  (See Note 6 to the consolidated financial statements included in Item 1 of this Report for additional information.)

Retail Leathercraft
Net sales were up 12.8% for the first nine months of 2013 over the same period last year.

	# Stores	Nine Months Ended 09/30/13	Nine Months Ended 09/30/12	$ Change	% Change
Same store sales	77	$33,563,875	$30,093,864	$3,470,011	11.5%
New store sales	1	366,712	-	366,712	N/A
Total sales		$33,930,587	$30,093,864	$3,836,723	12.8%

The following table presents sales mix by customer categories for the nine months ended September 30, 2013 and 2012 for our Retail Leathercraft operation:

	Nine Months Ended
Customer Group	09/30/13	09/30/12
RETAIL (end users, consumers, individuals)	57%	59%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	36%	33%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3%	3%
	100%	100%

The retail stores averaged approximately $48,000 in sales per store per month for the first three quarters of 2013.

Operating income for the first nine months of 2013 increased $587,000, or 16%, from the comparative 2012, and increased slightly as a percentage of sales from 12.2% in the first nine months of 2012 to 12.5% in the first nine months of 2013 due to sales growing faster than expenses.  Gross margin decreased slightly from 61.0% to 60.7% due to the customer mix.  The ratio of retail sales, which brings a higher margin, to non-retail sales, which brings a lower margin, can effect gross profit margin positively or negatively.  During the first nine months of 2013, non-retail sales increased faster than retail sales, resulting in a slight decline in gross profit margin.  Operating expenses as a percentage of sales were 48.2% for the first nine months of 2013, a slight improvement over 48.9% for the first nine months of 2012.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2013 and 2012, the segment contained three stores with one each located in United Kingdom, Australia, and Spain. Net sales increased 24.2% for the first three quarters of 2013 over the same period last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Nine Months Ended 09/30/13	Nine Months Ended 09/30/12	$ Change	% Change
Same store sales	3	$2,869,861	$2,310,188	$559,673	24.2%
New store sales	-	-	-	-	-
Total sales		$2,869,861	$2,310,188	$559,673	24.2%

Gross profit margin as a percentage of sales increased from 61.9% in the first nine months of 2012 to 62.6% in the first nine months of 2013.  Selling prices are determined based on the currency conversion between the U.S. dollar and the local currency.  In addition, gross profit margin is affected by sales mix – the ratio of higher margin products (tools, supplies, etc.) to lower margin products (leather).  Operating expenses totaled $1.5 million in the first nine months of 2013, up $60,000 from $1.4 million in the first nine months of 2012.  Freight out (shipping to customers) increased $51,000 compared to the comparable period last year, while legal and professional fees increased $27,000.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, shipping costs to customers, and rent.

Other Expenses

We paid $159,000 in interest on our bank debt in the first nine months of 2013, compared to $176,000 in the first nine months of 2012.  We recorded $2,300 in interest income in the nine months ended September 30, 2013 compared to $6,800 in last year’s comparable period.  We recorded income of $31,000 for currency fluctuations in the first three quarters of 2013.  Comparatively, in the same period of 2012, we recorded income of $16,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets were $54.2 million at September 30, 2013, up $5.1 million from $49.1 million at year-end 2012.  Total stockholders’ equity increased from $37.5 million at December 31, 2012 to $42.3 million at September 30, 2013, the increase being attributable to earnings in the first three quarters of this year. Our current ratio increased slightly from 4.5 at December 31, 2012 to 4.7 at September 30, 2013 as current assets grew faster than current liabilities.

Our investment in inventory increased by $3.6 million from year-end 2012 to September 30, 2013.  Inventory turnover reached an annualized rate of 2.7 times during the first nine months of 2013, slowing slightly from 2.8 times for the first nine months of 2012.  Inventory turnover was 3.2 times for all of 2012.  We compute our inventory turns as sales divided by average inventory.  As of September 30, 2013, our total inventory on hand was approximately 20% over our internal targets for optimal inventory levels.  We have increased the amount of inventory carried in our stores to provide our customers with greater product selection and to promote continued sales growth. Further, an increase in inventory during the third quarter is a normal occurrence as we anticipate fourth quarter demand.

Trade accounts receivable were $945,000 at September 30, 2013, up $123,000 from $823,000 at year-end 2012.  The average days to collect accounts for the first nine months of 2013 were 39 days, improving from 47 days for the first nine months of 2012.  We monitor our customer accounts very closely in order to minimize the risk of uncollectible accounts.

Accounts payable increased to $2.3 million at September 30, 2013 compared to $1.6 million at year-end 2012, primarily due to the increase in inventory purchases during the third quarter of 2013 compared to the fourth quarter of 2012.  Accrued expenses decreased $15,000 from December 31, 2012 to September 30, 2013.

During the first nine months of 2013, cash flow provided by operating activities was $1.3 million. Net income of $4.8 million, offset by the increase in inventory of $3.6 million accounted for the operating cash provided.  By comparison, during the first nine months of 2012, cash flow used by operating activities was $4.7 million.  The increase in inventory of $9.8 million, offset by net income of $3.4 million, and the increase in accrued liabilities of $1.1 million accounted for the majority of the operating cash used in the nine months ended September 30, 2012.

Cash flow used in investing activities totaled $2.4 million in the first nine months of 2013, consisting primarily of the building constructed to house our flagship store, which opened in June 2013, and purchases of store fixtures and computer equipment.  In the first three quarters of 2012, cash flow used in investing activities totaled $862,000 in the first nine months of 2012, consisting primarily of purchases of store fixtures and computer equipment and building construction in progress, partially offset by maturities of certificates of deposit.

Cash flow used in financing activities totaled $342,000 in the first nine months of 2013, consisting of bank debt repayments totaling $456,000, partially offset by the proceeds received from the exercise of stock options of $114,000. In the first nine months of 2012, cash flow used in financing activities totaled $1.7 million in the first nine months of 2012, consisting of a special one-time cash dividend of $2.5 million, partially offset by borrowings against the line of credit of $1 million less debt repayments of $152,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 5.  Other Information.

On June 10, 2013, we filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the results of the votes conducted at our annual meeting of stockholders held on June 6, 2013.  Such Current Report on Form 8-K reported, among other things, the approval of the Tandy Leather Factory, Inc. 2013 Restricted Stock Plan by our stockholders at such annual meeting.  A copy of the Tandy Leather Factory, Inc. 2013 Restricted Stock Plan was not filed as an exhibit to such Current Report on Form 8-K.  Accordingly, a copy of the Tandy Leather Factory, Inc. 2013 Restricted Stock Plan is attached hereto as Exhibit 10.1.  The description of the Tandy Leather Factory, Inc. 2013 Restricted Stock Plan contained herein is qualified in its entirety by reference to the full text of the Tandy Leather Factory, Inc. 2013 Restricted Stock Plan attached hereto and incorporated by reference herein.

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

*10.1	Tandy Leather Factory, Inc. 2013 Restricted Stock Plan
*31.1	13a-14(a) or 15d-14(a) Certification by Jon Thompson, Chief Executive Officer and President.
*31.2	13a-14(a) or 15d-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS^	XBRL Instance Document.
101.SCH^	XBRL Taxonomy Extension Schema Document.
101.CAL^	XBRL Taxonomy Extension Calculation Document.
101.DEF^	XBRL Taxonomy Extension Definition Document.
101.LAB^	XBRL Taxonomy Extension Labels Document.
101.PRE^	XBRL Taxonomy Extension Presentation Document.
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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 14, 2013	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: November 14, 2013	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)