Form 10-K
period 2013-12-31
TANDY LEATHER FACTORY INC
filed 2014-03-28
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

         (Mark One)
        [X]                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

        [  ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period ________ to ________

Commission File Number 1-12368
Tandy Leather Factory, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2543540
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1900 Southeast Loop 820, Fort Worth, TX 76140	817/872-3200
(Address of Principal Executive Offices and Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0024	NASDAQ Global Market
Preferred Share Purchase Rights	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $67,273,450 at June 30, 2013 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).  At March 20, 2014, there were 10,198,733 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2014, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and some of our do-it-yourself kits.  During 2013, our consolidated sales totaled $78.3 million of which approximately 16% were export sales.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

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

Our Development in Recent Years

We have expanded our wholesale store chain by opening new stores and by making numerous acquisitions of small businesses in strategic geographic locations including the acquisition of our Canadian distributor, The Leather Factory of Canada, Ltd., in 1996.  By 2000, our wholesale chain had grown to 27 Leather Factory stores located in the United States and two Leather Factory stores in Canada.   In November 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company.  In 2002, we began opening retail stores under the "Tandy Leather" name and also opened our thirtieth wholesale store – our third in Canada.  From 2002 to 2009, we purchased eleven independent leathercraft retail stores, including Heritan Ltd. and its parent, our primary Canadian competitor, and opened another 64 retail stores.  In 2007, we purchased Mid-Continent Leather Sales, Inc., a competitor located in Oklahoma, a wholesale store.  In 2008, we opened one combination wholesale and retail store in Northampton, United Kingdom.  In 2010, we opened one retail store in Canada.  In 2011, we opened one combination wholesale and retail store in Sydney, Australia and one retail store in the U.S.  In 2012, we opened one combination wholesale and retail store in Jerez, Spain and one retail store in the U.S.  In 2013, we opened three retail stores in the U.S.

At December 31, 2013, we operated 29 wholesale stores operating under the Leather Factory name (26 in the U.S. and three in Canada).  We also operated 79 retail stores operating under the Tandy Leather name (72 in the U.S. and seven in Canada) as well as three combination wholesale and retail stores operating under the Tandy Leather Factory name in the United Kingdom, Australia and Spain.  In December 2013, we closed two retail stores in the U.S.

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

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores.  The following tables provide summary store count information by segment in each of our fiscal years from 1999 to 2013.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2013

	Wholesale Leathercraft				Retail Leathercraft			International Leathercraft
Year Ended	Opened	Conv. (1)	Closed	Total	Opened (2)	Closed	Total	Opened	Closed	Total
Balance Fwd				22			N/A			N/A
1999	4	-	-	26	-	-	-	-	-	-
2000	2	-	-	28	1*	-	1	-	-	-
2001	2	-	-	30	-	-	1	-	-	-
2002	1	(1)	-	30	14	1*	14	-	-	-
2003	-	-	-	30	12	-	26	-	-	-
2004	-	-	-	30	16	-	42	-	-	-
2005	-	-	-	30	8	-	50	-	-	-
2006	-	(1)	-	29	12	-	62	-	-	-
2007	1^	-	-	30	10	-	72	-	-	-
2008	-	-	-	30	1	-	73	1	-	1
2009	-	-	-	30	2	-	75	-	-	1
2010	-	-	1^	29	1	-	76	-	-	1
2011	-	-	-	29	1	-	77	1	-	2
2012	-	-	-	29	1	-	78	1	-	3
2013	-	-	-	29	3	2	79	-	-	3

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2)  Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 which was closed in 2002.
(^)  Wholesale store operating as Mid-Continent Leather Sales

No single customer’s purchases represented more than 1% of our total sales in 2013.  Sales to our five largest customers represent 2.5%, 2.9% and 5.5% of consolidated sales in 2013, 2012 and 2011, respectively.  Management does not believe the loss of one of these customers would have a significant negative impact on our consolidated operations.

Our Operating Segments

We service our customers primarily through the operation of three segments.  We identify those segments based on management responsibility, customer focus, and store location.  The Wholesale Leathercraft segment consists of 29 wholesale stores of which 26 are located in the United States and three are located in Canada.  As of March 1, 2014, the Retail Leathercraft segment consists of 79 Tandy Leather retail stores of which 72 are located in the United States and seven are located in Canada.  Both of these segments sell leather and leathercraft-related products.  The International Leathercraft segment consists of all stores, wholesale or retail, located outside of North America.  As of March 1, 2014, we had three such stores, one located in the United Kingdom, one located in Australia, and one located in Spain.

Information regarding net sales, gross profit, operating income and total assets, attributable to each of our segments, is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8. Financial Statements and Supplementary Data in Note 13, Segment Information, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and Canada through wholesale stores operating under the name, “The Leather Factory”.   This segment had net sales of $27.4 million, $26.9 million and $26.5 million for 2013, 2012 and 2011, respectively.

General We operate wholesale stores in 20 states and three Canadian provinces.  The stores range in size from 2,350 square feet to 22,000 square feet, with the average size of a store being approximately 5,000 square feet.    The type of premises utilized for our wholesale stores is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access.  This type of location typically offers lower rents compared to other more retail-oriented locations.

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

Customers Our customer base consists of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers and retailers dispersed geographically throughout the world.  Wholesale sales constitute the majority of our business, although retail customers may purchase products from our wholesale stores.  The Wholesale Leathercraft division’s sales generally do not reflect significant seasonal patterns.  No single customer’s purchases represented more than 1% of this segment’s sales in 2013.

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

Merchandise                                Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, lace, hand tools, kits and craft supplies.  We operate a light manufacturing facility in Fort Worth, Texas whose processes generally involve cutting leather into various shapes and patterns using metal dies.  The factory produces approximately 15% of our products and also assembles and repackages products as needed.  Products manufactured in our factory are distributed through our stores under the TejasTM brand name.  We also distribute product under the Tandy LeatherTM, Eco-FloTM, CraftoolTM and Dr. Jackson'sTM brands.  We develop new products through the ideas and referrals of customers and store personnel as well as the analysis of fads and trends of interest in the market.

We offer an unconditional satisfaction guarantee to our customers.  Simply stated, we will accept product returns for any reason.  We believe this liberal policy promotes customer loyalty.  We offer credit terms to our non-retail customers upon receipt of a credit application and approval by our credit manager.  Generally, our open accounts are net 30 days.

During 2013, 2012, and 2011, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2013 Sales Mix	2012 Sales Mix	2011 Sales Mix
Belts strips and straps	3%	3%	3%
Books, patterns, videos	2%	2%	2%
Buckles	4%	4%	4%
Conchos^	3%	4%	4%
Craft supplies	2%	4%	5%
Dyes, finishes, glues	7%	6%	6%
Hand tools	16%	15%	15%
Hardware	8%	7%	7%
Kits	7%	8%	7%
Lace	4%	5%	7%
Leather	39%	38%	35%
Stamping tools	5%	4%	5%
	100%	100%	100%
^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable.  Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors.  For additional information regarding our cash, inventory and accounts receivable at the end of 2013 and 2012, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers We purchase merchandise and raw materials from approximately 150 vendors dispersed throughout the United States and in approximately 20 foreign countries. In 2013, our 10 largest vendors accounted for approximately 79% of our inventory purchases.

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

Operations Hours of operation are 9:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays.  Our stores are closed on Sunday.  The stores maintain uniform prices, except where lower prices are necessary to meet local competition.

Competition Most of our competition comes in the form of small, independently-owned retailers who in most cases are also our customers.  We estimate that there are a few hundred of these small independent stores in the United States and Canada.  We compete on price, availability of merchandise, and delivery time.  While there is competition in connection with a number of our products, to our knowledge there is no direct competition affecting our entire product line.  Our large size relative to most competitors gives us the advantage of being able to purchase large volumes and stock a full range of products in our stores.

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

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level.  We generally maintain higher inventories of imported items to ensure a continuous supply.  The number of products offered changes every year due to the introduction of new items and the discontinuance of others.  We carry approximately 2,500 items in the current lines of leather and leather-related merchandise.  All items are offered in all stores.

Expansion   Our wholesale store expansion across the United States has been fairly consistent since we purchased the original six stores in 1985.  We opened our thirtieth store in August 2002.  We converted one wholesale (Leather Factory) store to a retail (Tandy Leather) store in 2006, reducing the number of wholesale stores to 29.  We acquired Mid-Continent Leather Sales in 2007, a wholesale store located in Oklahoma, increasing the number of wholesale stores to 30, but subsequently closed it in 2010, reducing the number of wholesale stores again to 29.  We do not believe there is a significant and immediate opportunity for expansion of the Leather Factory store system in terms of opening additional locations.

Retail Leathercraft

Our Retail Leathercraft segment consists of a growing chain of retail stores operating under the name, “Tandy Leather.”  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry.  This retail segment offers a product line of quality tools, leather, accessories, kits and teaching materials.   It had net sales of $47.0 million, $42.6 million and $37.4 million for 2013, 2012 and 2011, respectively.

General   As of March 1, 2014, the Tandy Leather retail chain has 79 stores located in 37 states and six Canadian provinces.  The stores range in size from 1,200 square feet to 9,000 square feet, with the average size of a store being approximately 2,900 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.    We intend to continue with the relocation of our smaller stores into larger space within the same cities as lease terms expire and appropriate larger space is available at acceptable rates.

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

Customers Individual retail customers are our largest customer group, representing approximately 60% of Tandy Leather's 2013 sales.  Youth groups, summer camps, schools and a limited number of wholesale customers complete our customer base.  Like the wholesale stores, the retail stores typically fill orders as they are received, and there is no order backlog.  The retail stores maintain reasonable amounts of inventory to fill these orders.  Tandy Leather’s retail store operations historically generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (28-29% of annual sales), while the other three quarters remain fairly even at 24-25% of annual sales each quarter.  No single customer’s purchases represented more than 1% of Retail Leathercraft’s sales in 2013.

Merchandise Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, hand tools, kits, dyes & finishes and stamping tools.  During 2013, 2012 and 2011, Retail Leathercraft division sales by product category were as follows:

Product Category	2013 Sales Mix	2012 Sales Mix	2011 Sales Mix
Belts strips and straps	5%	5%	5%
Books, patterns, videos	2%	2%	2%
Buckles	3%	4%	4%
Conchos	3%	3%	4%
Craft supplies	2%	3%	3%
Dyes, finishes, glues	7%	7%	7%
Hand tools	17%	16%	16%
Hardware	8%	7%	7%
Kits	8%	8%	9%
Lace	3%	3%	3%
Leather	37%	37%	35%
Stamping tools	5%	5%	5%
	100%	100%	100%

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

Operations Hours of operation are 9:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays.  Our stores are closed on Sunday.  Selling prices are uniform throughout the retail store system.

Competition Our competitors are generally small local craft stores that carry a limited line of leathercraft products.  Several national retail chains, including those that are customers in our Wholesale Leathercraft division, also carry leathercraft products on a very small scale relative to their overall product line.  We compete on price, availability of merchandise, and depth of our product line.  To our knowledge, our store chain is the only one in existence solely specializing in leathercraft.

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

Expansion   We intend to expand the Tandy Leather retail store chain to between 100 and 120 stores throughout North America as it makes financial sense to do so. 14 stores were opened in 2002; 12 were opened in 2003; 16 were opened in 2004 (including four in Canada); eight were opened in 2005, 12 were opened in 2006, ten were opened in 2007; one was opened in 2008, two were opened in 2009, one was opened in each of the years 2010, 2011 and 2012, and three stores were opened in 2013.  Of the 79 stores opened as of December 31, 2013, 11 were independent leathercraft stores that we acquired.  Separately, these acquisitions are not material.  The other 68 stores have been new stores opened by us.

International Leathercraft

Our International Leathercraft segment consists of company-owned stores located outside of North America.  As of December 31, 2013, there were three wholesale/retail combination stores in this segment:  one in Northampton, United Kingdom, which we opened in February 2008, one in Sydney, Australia, which we opened in October 2011, and one in Jerez, Spain, which we opened in January 2012.  The stores operate under the Tandy Leather Factory trade name.  This segment had net sales of $3.9 million, $3.3 million and $2.1 million in 2013, 2012 and 2011, respectively.  We intend to open more stores internationally as the opportunities present themselves, but we have not determined a specific time schedule for said openings.

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

Customers   The growing customer base consists of individuals, wholesale distributors, equine-related shops, cobblers, dealers, and retailers dispersed geographically throughout Europe, Australia, and Asia.  Retail sales generally occur via cash transactions or through national credits cards.  We also sell on open account to selected wholesale customers including dealers, manufacturers, and retailers.  Like our North American stores, our international stores have an unconditional return policy.  No single customer’s purchases represented more than 3% of International Leathercraft’s sales in 2013.

Merchandise   The products sold in our international stores are also sold in our North America stores.  Therefore, the discussion above regarding products, their sources and the working capital requirements for the Wholesale and Retail Leathercraft divisions also apply here.

Operations   Hours of operation are 9:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays.  Our stores are closed on Sunday.  Selling prices are consistent with our US pricing, adjusted for currency fluctuation.

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

Expansion   We intend to expand further internationally by opening additional stores, although the timing of any store openings has not been determined.  We intend to grow our customer base throughout Europe as well as other parts of the world to support any such additional stores.

For more information about our business and our reportable segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 7.

Additional Information

Compliance With Environmental Laws Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings or competitive position.

Employees As of December 31, 2013, we employed 571 people, 513 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

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

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 25, 2014:

Name and Age	Position	Served as Executive Officer Since
Jon W. Thompson, 52	Chief Executive Officer since July 2009; President and Chief Operating Officer since June 2008; Vice President from June 1993 to June 2008	2008

Shannon L. Greene, 48	Chief Financial Officer since May 2000; Treasurer and Chief Accounting Officer since 2001	2000

Mark J. Angus, 53	Senior Vice President and Assistant Secretary since June 2008; Operational Vice President of Merchandising since June 1993	2008

William M. Warren, 70	Secretary and Corporate Counsel	1993

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

ITEM 1A.   RISK FACTORS
Risks to Our Industry

Our business may be negatively impacted by general economic conditions in the United States and abroad.

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

Our long-term expansion plans in North America call for us to open new stores both in new geographic areas and in or near the areas where we have existing stores. To the extent that we open stores in markets where we already have existing stores, we may experience reduced net sales at those existing stores. Also, if we expand into new geographic areas, those stores may not be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in our estimated time periods, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur costs associated with closing or relocating stores.  In addition, our current expansion plans are only estimates, and the actual number of stores we open each year and in total and the actual number of suitable locations for our new stores could differ significantly from these estimates. If we are unable to successfully open new stores or our new stores are not profitable, our business and our results of operations could be adversely affected.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We lease our store locations, with the exception of our flagship store located in Fort Worth, Texas.  The majority of our stores have initial lease terms of at least five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  The properties leased by us are described in Item 1 in the description of each of our three operating segments.  We own the 22,000 square foot building that houses our flagship store.  Further, we own our corporate headquarters, which includes our central warehouse and manufacturing facility, sales, advertising, administrative, and executive offices.  The facility consists of 191,000 square feet located on approximately 30 acres.

The following table summarizes the locations of our leased premises as of December 31, 2013:

State	Wholesale Leathercraft	Retail Leathercraft	International
Alabama	-	1	n/a
Alaska	-	1	n/a
Arizona	2	3	n/a
Arkansas	-	1	n/a
California	3	7	n/a
Colorado	1	3	n/a
Connecticut	-	1	n/a
Florida	1	3	n/a
Georgia	-	1	n/a
Idaho	-	1	n/a
Illinois	1	1	n/a
Indiana	-	2	n/a
Iowa	1	-	n/a
Kansas	1	-	n/a
Kentucky	-	1	n/a
Louisiana	1	1	n/a
Maryland	-	1	n/a
Massachusetts	-	1	n/a
Michigan	1	1	n/a
Minnesota	-	2	n/a
Missouri	1	2	n/a
Montana	1	-	n/a
Nebraska	-	1	n/a
Nevada	-	2	n/a
New Mexico	1	1	n/a
New York	-	1	n/a
North Carolina	-	2	n/a
Ohio	1	2	n/a
Oklahoma	-	2	n/a
Oregon	1	1	n/a
Pennsylvania	1	2	n/a
South Carolina	-	1	n/a
South Dakota	-	1	n/a
Tennessee	1	3	n/a
Texas	5	11	n/a
Utah	1	3	n/a
Virginia	-	1	n/a
Washington	1	2	n/a
Wisconsin	-	1	n/a
Wyoming	-	1	n/a

Canadian locations:
Alberta	1	1	n/a
British Columbia	-	1	n/a
Manitoba	1	-	n/a
Nova Scotia	-	1	n/a
Ontario	1	2	n/a
Quebec	-	1	n/a
Saskatchewan	-	1	n/a

International locations:
United Kingdom	n/a	n/a	1
Australia	n/a	n/a	1
Spain	n/a	n/a	1

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market using the symbol “TLF”.  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2013	High	Low	2012	High	Low
4th quarter	$10.00	$7.76	4th quarter	$5.52	$5.16
3rd quarter	$9.20	$7.76	3rd quarter	$5.66	$5.07
2nd quarter	$8.50	$6.76	2nd quarter	$5.25	$4.84
1st quarter	$7.35	$5.43	1st quarter	$5.42	$4.68

There were approximately 365 stockholders of record on March 24, 2014.

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

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2013 that were not registered under the Securities Act.

We did not repurchase any shares of our common stock during the fourth quarter of 2013.

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock.  The information is aggregated in two categories:  plans previously approved by our stockholders and plans not approved by our stockholders.  The table includes information for officers, directors, employees and non-employees.  All information is as of December 31, 2013.

Plan Category	Column (a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Column (b) Weighted-average exercise price of outstanding options, warrants and rights	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders	84,600	$5.04	21,400
Equity compensation plans not approved by stockholders	-	-	-
TOTAL	84,600	$5.04	21,400

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

Income Statement Data, Years ended December 31,	2013	2012	2011	2010	2009
Net sales	$78,284,585	$72,720,624	$66,102,947	$59,892,870	$54,482,739
Gross profit	49,328,024	45,905,674	40,337,159	36,250,857	32,609,374
Operating income	11,266,790	9,144,005	7,706,650	6,635,611	5,095,101
Net income from continuing operations	7,265,717	5,596,070	4,753,969	4,158,491	3,261,143
Income from discontinued operations, net of tax	-	-	(1,368)	1,766	56,914
Net income	$7,265,717	$5,596,070	$4,752,601	$4,160,257	$3,318,057

Net income per share from continuing operations
Basic	$0.71	$0.55	$0.47	$0.41	$0.31
Diluted	$0.71	$0.55	$0.47	$0.41	$0.31

Net income per share including discontinued operations
Basic	$0.71	$0.55	$0.47	$0.41	$0.32
Diluted	$0.71	$0.55	$0.47	$0.41	$0.31

Weighted average common shares outstanding for:
Basic EPS	10,176,492	10,157,395	10,156,442	10,208,944	10,471,103
Diluted EPS	10,216,438	10,175,346	10,182,098	10,251,863	10,535,736

Cash dividend declared per common share	-	$0.25	-	$0.75	-

Balance Sheet Data, as of December 31,	2013	2012	2011	2010	2009
Cash and certificates of deposit	$11,082,679	$7,705,182	$11,189,484	$5,915,339	$12,908,962
Total assets	56,398,566	49,087,672	45,502,915	40,595,574	43,327,231
Capital lease obligation, including current portion	-	-	-	-	-
Long-term debt, including current portion	2,598,750	3,105,000	3,307,500	3,510,000	3,712,500
Total Stockholders’ Equity	$44,621,542	$37,521,017	$34,433,801	$29,761,594	$33,359,655

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

This discussion should be read in conjunction with our financial statements as of December 31, 2013 and 2012 and the three years then ended and the notes accompanying those financial statements.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

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

We operate in three segments.  First, Wholesale Leathercraft, consisting of our Leather Factory stores and our national account sales group, which sells to large national store chains, is our oldest segment with sales of $27.4 million in 2013.  Historically, in normal economic conditions, this division has generally offered steady but very modest increases in sales.  Sales in 2013 increased 2.0% compared to 2012, with the stores’ sales increasing 4% but national account sales decreasing by 25%.  Sales at our stores are showing signs of strength despite cautious consumer spending as a result of continued uncertainty in the U.S. economy.  Sales to national accounts are decreasing due to our intentional decision to discontinue certain products from our product line that our national account customers purchased as these products did not produce an acceptable gross profit margin.  We expect our sales to our national account customers to continue to decline.

Tandy Leather has long been known for its retail leathercraft store chain.  These retail stores comprise our Retail Leathercraft segment. This segment has experienced the greatest increases in sales ($47.0 million in 2013, up from $42.6 million in 2012) and is our largest source of revenues.  We expect to grow the number of stores to approximately 100 in the future from 79 stores in operation at the end of 2013.  Our pace of store openings has slowed in the last several years due to the general economic conditions in the U.S. and because of the lack of personnel qualified for store manager positions.  We expect to continue to open stores domestically but have not committed to a specific time frame.  While the store opening schedule has slowed, we have continued to relocate existing stores as current lease terms near expiration into larger spaces so that a larger amount of product is available to customers.  We believe that the increase in sales in this segment suggests that the store relocation strategy is successful.

Our International Leathercraft segment consists of company-owned stores located outside of North America.  At December 31, 2013, three combination retail/wholesale stores, with one each located in the United Kingdom, Australia and Spain, comprised this segment.  It is our intention to open more stores in this segment once we have a large enough customer base to support additional stores.

On a consolidated basis, gross profit margin as a percent of total net sales, a key indicator of costs, decreased minimally in 2013 compared to 2012.  Operating expenses increased at a slower pace than that of sales in 2013, increasing by 4% from 2012.  Operating expenses increased at a higher pace than that of sales in 2012, increasing 13% from 2011, due to the legal settlement that we recorded in the third quarter.  See Note 9 to the consolidated financial statements included in Item 8 of this Report for additional information.

We reported consolidated net income for 2013 of $7.3 million.  Consolidated net income for 2012 and 2011 was $5.6 million and $4.7 million, respectively.  We use our cash flow to fund our operations, to fund the opening of new stores and to purchase necessary property and equipment.  We paid a one-time dividend in 2012 to our stockholders, totaling $2.5 million.  At the end of 2013, our stockholders’ equity had increased to $44.6 million from $37.5 million the previous year.

Comparing the December 31, 2013 balance sheet with the prior year’s balance sheet, we increased our investment in inventory from $25.9 million to $26.3 million and total cash increased from $7.7 million to $11.1million as the result of improved net income and no dividend paid in 2013.

Net Sales

Net sales for the three years ended December 31, 2013 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company	Increase from Prior Year
2013	$27,384,614	$46,995,902	$3,904,069	$78,284,585	7.7%
2012	$26,850,002	$42,616,546	$3,254,076	$72,720,624	10.0%
2011	$26,540,899	$37,435,832	$2,126,216	$66,102,947	10.4%

Our net sales increased by 7.7% in 2013 when compared with 2012 and increased by 10.0% in 2012 when compared with 2011.  In 2013 and 2012, all three segments reported sales increases compared to the prior year.

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

For 2013, our cost of sales increased slightly  as a percentage of total net sales when compared to 2012, resulting in a decrease in consolidated gross profit margin from 63.1% to 63.0%.  Our 2012 cost of sales as a percentage of our total net sales decreased as a percentage of total net sales when compared to 2011, resulting in an increase in consolidated gross profit margin from 61.0% to 63.1%.  Fluctuations in gross margin are primarily due to sales mix.  Retail sales are at a higher gross margin than that of wholesale sales.  Therefore, as retail sales increase at a faster pace than that of wholesale sales, gross margin increases accordingly.

Our gross margins for the three years ended December 31, 2013 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company
2013	67.3%	60.5%	63.3%	63.0%
2012	67.3%	60.6%	61.7%	63.1%
2011	61.3%	60.5%	66.9%	61.0%

Our operating expenses decreased as a percentage of total net sales to 48.6% in 2013 when compared with 50.6% in 2012.  This decrease indicates that our operating expenses grew slower than our sales during this period.  2013 operating expenses were $1.3 million higher than those of 2012.  Significant expense fluctuations in 2013 compared to 2012 are as follows:

Expense	2013 amount	Incr (Decr) over 2012
Employee compensation	$18.2 million	$1.5 million
Advertising and marketing	$4.9 million	$635,000
Rent & utilities	$4.5 million	$157,000
Legal and professional fees	$1.2 million	$147,000
Store relocation expenses	$260,000	$132,000
Litigation settlement	($249,000)	($1.2 million)

The increase in employee compensation is due to an increase in employee headcount as well as store manager compensation. Our store managers are paid a percentage of the operating profit generated by the store they manage as additional compensation, so as store profits increase, manager compensation increases.  The litigation settlement entry represents a refund to us of unclaimed monies related to the settlement of a lawsuit that was recorded in the third quarter of 2012.  (See Note 9 to the consolidated financial statements included in Item 8 of this Report for additional information.)  Litigation expenses are generally considered corporate expenses and not attributable to a specific store or group of stores.  Further, corporate, administrative and support departments are included in the Wholesale Leathercraft segment.  Therefore, the entire litigation settlement expense is included in the operating expenses of the segment.

Our operating expenses increased as a percentage of total net sales to 50.6% in 2012 when compared with 49.4% in 2011.  This increase indicates that our operating expenses grew faster than our sales during this period.  2012 operating expenses were $4.1 million higher than those of 2011.  Significant expense fluctuations in 2012 compared to 2011 are as follows:

Expense	2012 amount	Incr (Decr) over 2011
Employee compensation & benefits	$19.6 million	$1.6 million
Travel expense	$507,000	$177,000
Advertising and marketing	$3.5 million	$571,000
Rent & utilities	$4.4 million	$280,000
Professional fees and licenses	$798,000	($237,000)
Repairs and maintenance	$435,000	$133,000
Supplies	$857,000	$147,000
Workers compensation and property insurance	$506,000	$184,000
Litigation settlement	$993,000	$993,000

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income and interest expense.  In 2013, we incurred other expenses (net) of approximately $46,000 compared to other expenses (net) of approximately $198,000 in 2012.  In 2013, we received approximately $17,000 in gas royalties, earned approximately $5,100 in interest income on our cash and paid approximately $202,000 in interest expense on our bank debt.  We had a currency exchange gain of approximately $41,000 in 2013 compared to a currency exchange gain of approximately $26,000 in 2012.

In 2012, we incurred other expenses (net) of approximately $198,000 compared to other expenses (net) of approximately $165,000 in 2011.  In 2012, we received approximately $12,000 in gas royalties, earned approximately $9,900 in interest income on our cash and paid approximately $239,000 in interest expense on our bank debt.  We had a currency exchange gain of approximately $26,000 in 2012 compared to a currency exchange loss of approximately $200 in 2011.

Net Income
During 2013, we earned net income of $7.3 million, a 30% increase over our net income of $5.6 million earned during 2012.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses and income tax expense.

During 2012, we earned net income of $5.6 million, an 18% increase over our net income of $4.7 million earned during 2011.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses and income tax expense.

Wholesale Leathercraft

The increases (or decreases) in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2013 were as follows:

Year	Net Sales Increase from Prior Year	Operating Income	Operating Income Increase from Prior Year	Operating Income as a Percentage of Sales
2013	2.0%	$4,840,416	29.8%	17.7%
2012	1.2%	$3,730,678	33.1%	13.9%
2011	2.4%	$2,803,034	4.2%	10.6%

Wholesale Leathercraft, consisting of our 29 wholesale stores and our national account group, accounted for 35.0% of our consolidated net sales in 2013, which compares to 36.9% in 2012 and 40.2% in 2011.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft, and we expect this trend to continue while retail consumers’ buying patterns continue to strengthen over that of wholesale and small businesses.

Sales in the wholesale stores increased 3.8% in 2013 compared to sales in 2012 while the 2013 sales by our national account group were down 24.9% from 2012.  By customer group, sales in the wholesale stores to our retail customers increased while sales to our other customer groups declined from 2012.  Our sales mix by customer group in the Wholesale Leathercraft division was as follows:

Customer Group	2013	2012	2011
Retail	41%	37%	33%
Institution	4%	4%	5%
Wholesale	44%	45%	43%
National Accounts	5%	7%	12%
Manufacturers	6%	7%	7%
	100%	100%	100%

In 2013, operating income as a percentage of divisional sales improved from the prior year of 13.9% to 17.7%.  Operating expenses decreased approximately $748,000 in 2013 compared to 2012.  The primary reason for the operating expense decrease was the one-time charge recorded in 2012 related to the settlement of litigation that was not repeated in 2013.  (See Note 9 to the consolidated financial statements included in Item 8 of this Report for additional information.)  Legal and professional fees increased by approximately $134,000, while employee compensation increased by approximately $853,000.

In 2012, operating income as a percentage of divisional sales improved from the prior year of 10.6% to 13.9%.  Operating expenses increased approximately $867,000 in 2012 compared to 2011.  The primary reason for the operating expense increase was the one-time charge of $994,000 related to the settlement of litigation.  (See Note 9 to the consolidated financial statements included in Item 8 of this Report for additional information.)  Legal and professional fees decreased by approximately $271,000, while employee compensation and benefits increased by approximately $345,000 and supplies increased by approximately $122,000.

Retail Leathercraft

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2013 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Increase from Prior Year	Operating Income as a Percentage of Sales
2013	10.3%	$6.026,731	10.9%	12.8%
2012	13.8%	$5,436,745	16.8%	12.8%
2011	15.9%	$4,656,067	28.8%	12.4%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 60.0% of our total net sales in 2013, up from 58.6% in 2012 and 56.6% in 2011.  Growth in net sales for our Retail Leathercraft division in 2013 resulted primarily from an increase in same store sales.

Our sales mix by customer group in the Retail Leathercraft division was as follows:

Customer Group	2013	2012	2011
Retail	59%	60%	62%
Institution	4%	4%	5%
Wholesale	34%	33%	30%
National Accounts	0%	0%	0%
Manufacturers	3%	3%	3%
	100%	100%	100%

Operating income as a percentage of sales in 2013 matched operating income as a percentage of sales in 2012 at 12.8%.  Gross margin decreased slightly to 60.5% in 2013 from 60.6% in 2012.  Operating expenses as a percent of sales in 2013 decreased from 47.9% for 2012 to 47.8% for 2013 as operating expenses grew at a slower pace in 2013 than that of sales.

Operating income as a percentage of sales increased to 12.8% for 2012 compared to 12.4% for 2011.  Gross margin increased slightly to 60.6% in 2012 from 60.5% in 2011.  Operating expenses as a percent of sales in 2012 decreased from 48.0% for 2011 to 47.9% for 2012 as operating expenses in 2012 grew at a slower pace than that of sales

We intend to continue the slow expansion of our store chain over the next several years, with plans to open two to three stores in 2014 in North America.  We remain committed to a conservative expansion plan for this division that is intended to minimize risks to our profits and maintain our financial stability.  In the current economic environment in the U.S., it is possible that we will change our plans for store openings in 2014 if we determine that the feasibility of additional successful openings is likely.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of December 31, 2013, that represents three retail/wholesale combination stores with one located in the United Kingdom, one located in Australia, and one located in Spain.  International Leathercraft accounted for 5.0%, 4.5% and 3.2% of our total sales in 2013, 2012 and 2011, respectively.  We expect this segment to become a larger part of our total operations as our international customer base continues to grow.

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our International Leathercraft stores for the three years ended December 31, 2013 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income (Loss)	Operating Inc/Loss Incr (Decr) from Prior Year	Operating Income (Loss) as a % of Sales
2013	20.0%	$399,643	1806.6%	10.2%
2012	53.0%	$(23,418)	(109.5)%	(0.7)%
2011	25.6%	$247,549	(23.8)%	11.6%

The operating loss in 2012 was caused by the Australia and Spain stores, simply because they were new.  We intend to expand our International Leathercraft segment by opening new stores once the current stores have sufficiently built their customer bases to a level that will adequately support additional stores.

Financial Condition

At December 31, 2013, we held $11.1 million of cash, $26.3 million of inventory, accounts receivable of approximately $762,000, and $14.4 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were approximately $982,000 and $103,000, respectively.  Net total assets were $56.4 million.  Current liabilities were $8.2 million (including approximately $203,000 of current maturities of long-term debt), while long-term debt was $2.4 million.  Total stockholders’ equity at the end of 2013 was $44.6 million.

At December 31, 2012, we held $7.7 million of cash, $25.9 million of inventory, accounts receivable of approximately $823,000, and $11.9 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were approximately $991,000 and $146,000, respectively.  Net total assets were $49.1 million.  Current liabilities were $7.9 million (including approximately $203,000 of current maturities of long-term debt), while long-term debt was $2.9 million.  Total stockholders’ equity at the end of 2012 was $37.5 million.

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2013	2012	2011
Solvency Ratios:
Quick Ratio	(Cash+Accts Rec)/Total Current Liabilities	1.45	1.09	1.76
Current Ratio	Total Current Assets/Total Current Liabilities	4.96	4.54	4.74
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.18	0.21	0.21
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.31	0.30	0.36
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.26	0.31	0.32
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.32	0.32	0.30

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	32.87	40.06	42.35
Inventory Turnover	Sales/Average Inventory	3.00	3.18	3.29
Assets to Sales	Total Assets/Sales	0.72	0.68	0.69
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.42	2.62	2.49
Accounts Payable to Sales	Accounts Payable/Sales	0.02	0.02	0.03

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.09	0.08	0.07
Return on Assets	Net Profit After Taxes/Total Assets	0.13	0.11	0.10
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.16	0.15	0.14

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

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4,000,000 for working capital purposes.  The revolver bears interest at LIBOR plus 2.0% (2.2442% at December 31, 2013) and was to mature on June 30, 2013. On June 25, 2013, we executed a Note Modification Agreement which extends the maturity date of the Line of Credit Note to June 30, 2014.  All other terms remain unchanged.  Interest is paid monthly.  The unused amount at December 31, 2013 was $4 million.

We are currently in compliance with all covenants and conditions contained in our agreements with JPMorgan Chase Bank, N.A. and have no reason to believe that we will not continue to operate in compliance with the provisions of these financing arrangements.  The principal terms and conditions of the Credit Agreement are described in further detail in Note 6 to the Consolidated Financial Statements, Notes Payable and Long-Term Debt.

Reflecting the borrowing and reduction of bank indebtedness as well as dividend payments during the periods, our financing activities for 2013, 2012 and 2011 required net cash of approximately $392,000, $2.7 million, and $200,000, respectively.  The special dividend of $2.5 million paid in April 2012 was the reason for the significant increase in financing activities in 2012 compared to 2013 and 2011.

Our primary source of liquidity and capital resources during 2013 was cash flow provided by operating activities.  Net cash flow from operations for 2013, 2012 and 2011 was $7.5 million, $1.9 million, and $6.6 million, respectively.  The decrease in operating cash flow in 2012 was due to an increase in inventory in that year.  We intentionally increased the levels of inventory maintained at our stores which accounts for the increase in inventory compared to the prior year.  In 2013, cash flow from operations was generated from net income.  In 2012, cash flow from operations was generated from net income, a decrease in accounts receivable, and an increase in accrued expenses, partially offset by an increase in inventory and a decrease in income taxes payable.  In 2011, cash flows from operations was generated from net income, a decrease in inventory and an increase in accounts payable, partially offset by an increase in accounts receivable and a decrease in accrued expenses.

Consolidated accounts receivable decreased approximately $61,000 to $762,000 at December 31, 2013 compared to $823,000 at December 31, 2012.  Average days to collect accounts decreased from 40 days in 2012 to 33 days in 2013 on a consolidated basis.  We maintain a tight credit policy and have aggressively accelerated our collection efforts to ensure collectability of all customer accounts.

Inventory increased from $25.9 million at the end of 2012 to $26.3 million at December 31, 2013.  We have increased the amount of inventory carried in our stores to provide our customers with greater product selection and to promote continued sales growth.  We are also stocking additional inventory to support our growing International Leathercraft segment.  Further, while sales remain strong, we will continue to buy large quantities of our stock leathers at special prices as those opportunities present themselves in order to relieve pressure on our gross margins.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected expansion.  We ended the year with our total inventory on hand matching that of our internal targets for optimal inventory.

Consolidated inventory turned 3.00 times during 2013, a slight slowdown from the 2012 turns at 3.18 times.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2013	2012	2011
Wholesale Leathercraft	1.97	2.09	1.95
Retail Leathercraft	4.92	5.58	6.41
International Leathercraft	3.70	3.20	6.91

Wholesale Leathercraft stores only	4.79	5.26	6.68

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

Accounts payable totaled $1.9 million at the end of 2013, an increase of $272,000 from $1.6 million at the end of 2012.

As discussed above, the largest use of operating cash in 2013 was the increase in prepaid expenses and inventory.  Cash paid for capital expenditures totaled $3.8 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively. In 2013, the primary capital expenditure was the completion of the construction of the building to house our flagship store of $1.0 million.  Equipment and vehicles for the international stores totaled approximately $44,000.  We moved 13 stores in the U.S. in 2013.  Fixtures and equipment for those stores totaled $1.9 million.  Fixtures and equipment for the new U.S. stores opened in 2013 totaled approximately $493,000.  Other capital expenditures were computer equipment ($141,000), and factory machines and dies ($46,000).  In 2012, the primary capital expenditure was the construction in progress of the building to house our flagship store of $1.8 million.  Fixtures and equipment for the international stores totaled approximately $78,000.  We moved 14 stores in the U.S. in 2012.  Fixtures and equipment for those stores totaled approximately $406,000.  Fixtures and equipment for the new U.S. store opened in 2012 totaled approximately $51,000.  Other capital expenditures were computer equipment ($169,000), and factory machines and dies ($81,000).

We intend to continue to relocate U.S. stores into larger space as leases expire and therefore, expect to incur capital expenditures, namely fixtures, related to such moves.  Each store to be moved requires approximately $100,000 in fixtures and space buildout.  The construction of the building discussed above was completed in the second quarter of 2013 and we have no further construction plans at this time.  Therefore, we expect our 2014 capital expenditures to be less than our 2013 capital expenditures.

There were no stock repurchases in 2013, 2012 or 2011.

We believe that cash flow from operations will be adequate to fund our operations in 2014, while also funding our expansion plans.  At this time, we know of no trends or demands, commitments, events or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet our contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2013, 2012 or 2011, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2013 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
Long-Term Debt(1)	$2,598,750	$202,500	$405,000	$1,991,250	$ -
Operating Leases(2)	10,218,378	3,307,344	4,671,716	2,079,267	160,051
Total Contractual Obligations	$12,817,128	$3,509,844	$5,076,716	$4,070,517	$160,051
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

Goodwill.  We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carrying value.  As of December 31, 2013, we determined that the present value of the discounted estimated future cash flows of the operating divisions associated with the goodwill is sufficient to support their respective goodwill balances.  If actual financial performance of these divisions differs significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

Forward-Looking Statements

Certain statements contained in this annual report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include, but are not limited to, the risk factors described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.  We do not intend to update forward-looking statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$11,082,679	$7,705,182
Accounts receivable-trade, net of allowance for doubtful accounts
of $1,000 and $112,000 in 2013 and 2012, respectively	762,405	822,772
Inventory	26,300,830	25,862,784
Deferred income taxes	309,533	349,478
Prepaid expenses	1,609,644	776,463
Other current assets	478,593	153,450
Total current assets	40,543,684	35,670,129

PROPERTY AND EQUIPMENT, at cost	20,290,990	17,574,895
Less accumulated depreciation and amortization	(5,863,280)	(5,630,305)
	14,427,710	11,944,590

GOODWILL	981,985	990,725
OTHER INTANGIBLES, net of accumulated amortization of
$622,000 and $582,000 in 2013 and 2012, respectively	103,228	145,533
OTHER assets	341,959	336,695
Total Assets	$56,398,566	$49,087,672

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,884,637	$1,612,627
Accrued expenses and other liabilities	5,808,882	5,928,798
Income taxes payable	272,198	113,705
Current maturities of long-term debt	202,500	202,500
Total current liabilities	8,168,217	7,857,630

DEFERRED INCOME TAXES	1,212,557	806,525

LONG-TERM DEBT, net of current maturities	2,396,250	2,902,500
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 11,192,356 and 11,156,065 shares issued at 2013 and 2012, respectively
10,198,733 and 10,162,442 shares outstanding at 2013 and 2012, respectively	26,862	26,775
Paid-in capital	5,892,907	5,767,508
Retained earnings	41,507,592	34,241,875
Treasury stock at cost (993,623 shares at 2013 and 2012)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	88,249	378,927
Total stockholders' equity	44,621,542	37,521,017
Total Liabilities and Stockholders’ Equity	$56,398,566	$49,087,672

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

NET SALES	$78,284,585	$72,720,624	$66,102,947
COST OF SALES	28,956,561	26,814,950	25,765,788
Gross Profit	49,328,024	45,905,674	40,337,159

OPERATING EXPENSES	38,061,234	36,761,669	32,630,509
INCOME FROM OPERATIONS	11,266,790	9,144,005	7,706,650

OTHER (INCOME) EXPENSE:
Interest expense	206,763	240,934	248,576
Other, net	(160,732)	(42,574)	(83,428)
Total other expense	46,031	198,360	165,148

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,220,759	8,945,645	7,541,502

PROVISION FOR INCOME TAXES	3,955,042	3,349,575	2,787,533

NET INCOME FROM CONTINUING OPERATIONS	7,265,717	5,596,070	4,753,969

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-	(1,368)

NET INCOME	$7,265,717	$5,596,070	$4,752,601

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
BASIC	$0.71	$0.55	$0.47
DILUTED	$0.71	$0.55	$0.47

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PER COMMON SHARE:
BASIC	$0.00	$0.00	$0.00
DILUTED	$0.00	$0.00	$0.00

NET INCOME PER COMMON SHARE:
BASIC	$0.71	$0.55	$0.47
DILUTED	$0.71	$0.55	$0.47

Weighted Average Number of Shares Outstanding:
Basic	10,176,492	10,157,395	10,156,442
Diluted	10,216,438	10,175,346	10,182,098

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

NET INCOME	$7,265,717	$5,596,070	$4,752,601
Foreign currency translation adjustments	(290,678)	(3,703)	(113,550)
COMPREHENSIVE INCOME	$6,975,039	$5,592,367	$4,639,051

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,265,717	$5,596,070	$4,752,601
Income (loss) from discontinued operations	-	-	(1,368)
	7,265,717	5,596,070	4,753,969
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	1,194,612	1,068,226	1,016,561
Loss on disposal or abandonment of assets	109,222	21,092	84,168
Non-cash stock-based compensation	11,686	10,000	33,156
Deferred income taxes	445,977	(120,531)	256,544
Other	(261,908)	(15,227)	(106,345)
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade	60,367	505,807	(74,940)
Inventory	(438,046)	(5,922,533)	295,777
Prepaid expenses	(833,181)	(36,728)	243,181
Other current assets	(325,143)	55,274	(135,439)
Accounts payable-trade	272,010	(10,070)	374,876
Accrued expenses and other liabilities	(119,916)	1,287,607	(252,045)
Income taxes	158,493	(525,192)	84,216
Total adjustments	274,173	(3,682,275)	1,819,710
Net cash provided by continuing operating activities	7,539,890	1,913,795	6,573,679
Cash used in discontinued operating activities	-	-	(1,067)
Net cash provided by operating activities	7,539,890	1,913,795	6,572,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,770,022)	(2,686,221)	(1,100,523)
Purchases of certificates of deposit	-	-	(87,893)
Proceeds from maturities of certificates of deposit	-	423,893	1,285,593
Proceeds from sale of assets	5,343	1,230	26,263
Decrease (increase) in other assets	(5,264)	4,545	(21,707)
Net cash provided by (used in) investing activities	(3,769,943)	(2,256,553)	101,733

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(506,250)	(202,500)	(202,500)
Payment of cash dividend	-	(2,536,131)	-
Proceeds from issuance of common stock	113,800	20,980	-
Net cash used in financing activities	(392,450)	(2,717,651)	(202,500)

NET INCREASE (DECREASE) IN CASH	3,377,497	(3,060,409)	6,471,845

CASH, beginning of period	7,705,182	10,765,591	4,293,746

CASH, end of period	$11,082,679	$7,705,182	$10,765,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$206,763	$240,934	$248,576
Income tax paid during the period, net of (refunds)	3,348,676	4,004,510	2,437,701

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2013, 2012 and 2011

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2010	10,156,442	$26,760	$5,703,387	$(2,894,068)	$26,429,335	$496,180	$29,761,594

Stock-based compensation	-	-	33,156	-	-	-	33,156
Net income	-	-	-	-	4,752,601	-	4,752,601
Translation adjustment	-	-	-	-	-	(113,550)	(113,550)
BALANCE, December 31, 2011	10,156,442	26,760	5,736,543	(2,894,068)	31,181,936	382,630	34,433,801

Shares issued - stock options exercised	6,000	15	20,965	-	-	-	20,980
Stock-based compensation	-	-	10,000	-	-	-	10,000
Net income	-	-	-	-	5,596,070	-	5,596,070
Cash dividend paid	-	-	-	-	(2,536,131)	-	(2,536,131)
Translation adjustment	-	-	-	-	-	(3,703)	(3,703)
BALANCE, December 31, 2012	10,162,442	26,775	5,767,508	(2,894,068)	34,241,875	378,927	37,521,017

Shares issued - stock options exercised	36,291	87	113,713	-	-	-	113,800
Stock-based compensation	-	-	11,686	-	-	-	11,686
Net income	-	-	-	-	7,265,717	-	7,265,717
Translation adjustment	-	-	-	-	-	(290,678)	(290,678)
BALANCE, December 31, 2013	10,198,733	$26,862	$5,892,907	$(2,894,068)	$41,507,592	$88,249	$44,621,542

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013, 2012, and 2011

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

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency transactions reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized foreign currency transaction gains of $41,000 and $26,000 in 2013 and 2012, respectively, and a foreign currency transaction loss of $200 in 2011.

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

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five to ten years for equipment and machinery, seven to fifteen years for furniture and fixtures, five years for vehicles, and forty years for buildings and related improvements.  Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset.  Repairs and maintenance costs are expensed as incurred.

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

BASIC	2013	2012	2011
Net income	$7,265,717	$5,596,070	$4,752,601

Weighted average common shares outstanding	10,176,492	10,157,395	10,156,442

Earnings per share – basic	$0.71	$0.55	$0.47

DILUTED
Net income	$7,265,717	$5,596,070	$4,752,601

Weighted average common shares outstanding	10,176,492	10,157,395	10,156,442
Effect of assumed exercise of stock options and warrants	39,946	17,951	25,656
Weighted average common shares outstanding, assuming dilution	10,216,438	10,175,346	10,182,098

Earnings per share - diluted	$0.71	$0.55	$0.47

Outstanding options and warrants excluded as anti-dilutive	-	-	25,000

For additional disclosures regarding the employee stock options and the warrants, see Note 11. The net effect of converting stock options and warrants to purchase 84,600, 125,600, and 90,600 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2013, 2012 and 2011, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Goodwill is not amortized, but is evaluated at least annually for impairment.  We completed our annual goodwill impairment analysis as of December 31 in each of the three years ended December 31, 2013, and determined that no adjustment to the carrying value of goodwill was required.

A summary of changes in our goodwill for the years ended December 31, 2013 and 2012 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2011	$603,603	$383,406	$987,009
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	3,716	-	3,716
Impairments	-	-	-
Balance, December 31, 2012	$607,319	$383,406	$990,725
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(8,740)	-	(8,740)
Impairments	-	-	-
Balance, December 31, 2013	$598,579	$383,406	$981,985

As of December 31, 2013 and 2012, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2013
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$487,891	$56,478
Non-Compete Agreements	181,216	134,466	46,750
	$725,585	$622,357	$103,228

	As of December 31, 2012
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$456,836	$87,533
Non-Compete Agreements	183,216	125,216	58,000
	$727,585	$582,052	$145,533

Excluding goodwill, we have no intangible assets not subject to amortization under U.S. GAAP.  Amortization of intangible assets of $42,305 in 2013, $41,759 in 2012, and $44,933 in 2011 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Leather Factory	Tandy Leather	Total
2014	$505	$45,004	$45,509
2015	-	40,302	40,302
2016	-	5,667	5,667
2017	-	1000	1,000
2018	-	750	750

•	Fair value of financial Instruments

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

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors in each of the years 2013, 2012 and 2011.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $11,686, $10,000, and $33,000 for the years ended December 31, 2013, 2012 and 2011, respectively, as a component of operating expenses.

The stock option activity under our stock option plans was as follows:
	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	$4.35	103,600
Granted	4.80	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2011	$4.40	115,600	5.15	$206,332
Exercisable, December 31, 2011	$4.40	115,600	5.15	$206,332

Outstanding, January 1, 2012	$4.40	115,600
Granted	5.27	12,000
Cancelled	-	-
Exercised	3.50	(6,000)
Outstanding, December 31, 2012	$4.53	121,600	4.83	$206,760
Exercisable, December 31, 2012	$4.53	121,600	4.83	$206,760

Outstanding, January 1, 2013	$4.53	121,600
Granted	6.87	12,000
Cancelled	-	-
Exercised	4.23	(49,000)
Outstanding, December 31, 2013	$5.04	84,600	7.22	$104,656
Exercisable, December 31, 2013	$5.04	84,600	7.22	$104,656

Other information pertaining to option activity during the twelve month periods ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Weighted average grant-date fair value of stock options granted	$0.97	$0.83	$1.19
Total fair value of stock options vested	$11,686	$10,000	$14,257
Total intrinsic value of stock options exercised	$113,790	$9,572	N/A

As of December 31, 2013, there was no unrecognized compensation cost related to non-vested stock options.

Cash received from the exercise of stock options for the years ended December 31, 2013 and 2012 was $113,800 and $20,980, respectively.  No stock options were exercised in 2011.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model (BSM) with the following weighted-average assumptions:

	2013	2012	2011
Volatility	19.1%	21.4%	33.8%
Expected option life	3	3	3
Interest rate (risk free)	0.80%	0.875%	1.5%
Dividends	None	None	None

The assumptions are evaluated and revised, as necessary, to reflect market conditions and our experience.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

We also have a restricted stock plan that was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The plan reserves up to 300,000 shares of our common stock for restricted stock awards to our executive officers, non-employee directors and other key employees.  Awards granted under the plan may be stock awards or performance awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years.  No awards were made as of December 31, 2013.

•	Comprehensive income

Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments.

•	Shipping and handling costs

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $1,978,000, $1,767,000, and $1,725,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $168,000 and $181,000 at December 31, 2013 and 2012, respectively.  Total advertising expense was $4,099,000 in 2013; $3,543,000 in 2012; and $2,972,000 in 2011.

•	Cash flows presentation

For purposes of the statement of cash flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

3.  SHORT-TERM INVESTMENTS

All current fixed maturity securities are classified as “available for sale” and are reported at carrying value, which approximates fair value based on the discounted value of contractual cash flows. We have determined that our investment securities are available to support current operations and, accordingly, have classified such securities as current assets without regard to contractual maturities.  We held no short-term investments as of December 31, 2013 and 2012.  Investments at December 31, 2011 consisted of certificates of deposit.

4.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Accounts are written off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was $1,000 and $112,000 at December 31, 2013 and 2012, respectively.  The following is a roll forward of the allowance for doubtful accounts:

Year ended:	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
December 31, 2013	$111,996	-	$(106,504)	$(727)	$(3,594)	$1,171
December 31, 2012	80,926	-	77,143	242	(46,315)	111,996
December 31, 2011	146,929	-	(45,315)	156	(20,844)	80,926

•	Sales returns and defective merchandise

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

5.  BALANCE SHEET COMPONENTS

	December 31, 2013	December 31, 2012
INVENTORY
On hand:
Finished goods held for sale	$24,546,771	$24,039,846
Raw materials and work in process	853,200	495,182
Inventory in transit	900,859	1,327,756
TOTAL	$26,300,830	$25,862,784

PROPERTY AND EQUIPMENT
Building	$9,232,066	$6,412,861
Land	1,451,132	1,451,132
Leasehold improvements	527,637	652,641
Equipment and machinery	4,321,509	4,124,553
Furniture and fixtures	4,597,366	3,034,128
Vehicles	161,280	77,396
Construction in progress	-	1,822,184
	20,290,990	17,574,895
Less: accumulated depreciation	(5,863,280)	(5,630,305)
TOTAL	$14,427,710	$11,944,590

PREPAID EXPENSES
Prepaid insurance	$479,220	$51,113
Prepaid postage	89,702	67,650
Prepaid advertising	309,908	296,687
Prepaid rent	93,866	46,825
Prepaid supplies/equipment	145,223	67,098
Prepaid licenses/dues	120,476	48,855
Prepaid IT services	315,099	103,609
Prepaid other	56,150	94,626
TOTAL	$1,609,644	$776,463

OTHER CURRENT ASSETS
Accounts receivable - employees	$80,556	$47,533
Accounts receivable - other	257,932	22,244
Payments for merchandise not received	140,105	83,673
TOTAL	$478,593	$153,450

OTHER ASSETS
Security deposits - utilities, locations, etc.	$89,959	$84,695
Leather art collection	252,000	252,000
TOTAL	$341,959	$336,695

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$2,741,003	$2,238,057
Accrued payroll	702,456	629,636
Deferred revenue	864,104	826,467
Sales and payroll taxes payable	423,340	295,482
Inventory in transit	321,608	1,327,756
Other	756,371	611,400
TOTAL	$5,808,882	$5,928,798

Depreciation expense was $1,152,307, $1,026,467, and $971,628 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The 2013 loss from abandonment and/or disposal of obsolete equipment totaled $109,222.  The loss is included in Operating expenses, $32,348 of which is reported in our Retail Leathercraft segment, and $76,874 of which is reported in our Wholesale Leathercraft segment.

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

At December 31, 2013 and 2012, the amount outstanding under the above agreement consisted of the following:

	2013	2012
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$ 2,598,750	$ 3,105,000
	2,598,750	3,105,000
Less - Current maturities	(202,500)	(202,500)
	$2,396,250	$2,902,500

The terms of the credit facility contain various covenants which among other things require us to maintain a debt service coverage ratio of not less than 1.2 to 1.0.  We were in compliance with these covenants as of December 31, 2013.

Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2014	$202,500
2015	202,500
2016	202,500
2017	202,500
2018	1,788,750
$2,598,750

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4,000,000.  The revolver bears interest at LIBOR plus 2.0% (2.2442% at December 31, 2013) and was to mature on June 30, 2013. On June 25, 2013, we executed a Note Modification Agreement which extends the maturity date of the Line of Credit Note to June 30, 2014.  All other terms remain unchanged.  Interest is paid monthly. This note was obtained for working capital purposes and is secured by the real estate and improvements located at 1900 Southeast Loop 820, Fort Worth, Texas.  No amounts were outstanding under the agreement at December 31, 2013.

7.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2013 and 2012, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.  In 2011, we matched 100% of the pretax employee contributions on the first 3% of the eligible earnings that are contributed by employees.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2013	$10,200	$301,434
2012	$7,500	$308,567
2011	$7,350	$217,539

* Due to the annual limit on eligible earnings imposed by the Internal Revenue Code

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2013, 2012 or 2011.

We currently offer no postretirement or postemployment benefits to our employees.

8.  INCOME TAXES

The provision for income taxes consists of the following:

		2013	2012	2011
Current provision:
	Federal	$2,982,023	$3,054,862	$2,155,653
	State	527,042	415,244	375,336
		3,509,065	3,470,106	2,530,989

Deferred provision (benefit):
	Federal	399,032	(107,843)	229,540
	State	46,945	(12,688)	27,004
		445,977	(120,531)	256,544

		$3,955,042	$3,349,575	$2,787,533

Income before income taxes is earned in the following tax jurisdictions:

	2013	2012	2011
United States	$9,920,099	$7,941,689	$6,344,634
United Kingdom	565,538	509,426	476,414
Canada	858,532	999,609	945,041
Australia	69,905	(210,372)	(131,467)
Spain	(193,315)	(294,707)	(93,120)
	$11,220,759	$8,945,645	$7,541,502

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2013	2012
Deferred income tax assets:
Allowance for doubtful accounts	$98	$39,310
Capitalized inventory costs	208,384	200,017
Warrants and stock-based compensation	48,591	54,042
Accrued expenses, reserves, and other	101,050	110,151
Total deferred income tax assets	358,123	403,520

Deferred income tax liabilities:
Property and equipment depreciation	1,074,646	689,893
Goodwill and other intangible assets amortization	186,501	170,674
Total deferred income tax liabilities	1,261,147	860,567

Net deferred tax asset (liability)	$(903,024)	$(457,047)

The net deferred tax liability is classified on the balance sheets as follows:

	2013	2012
Current deferred tax assets	$309,533	$349,478
Long-term deferred tax liabilities	(1,212,557)	(806,525)
Net deferred tax asset (liability)	$(903,024)	$(457,047)

The effective tax rate differs from the statutory rate as follows:

	2013	2012	2011
Statutory rate – Federal US income tax	34%	34%	34%
State and local taxes	6%	4%	4%
Non-U.S. income tax at different rates	(1%)	1%	2%
Domestic production activities deduction	(2%)	(1%)	(1%)
Other, net	(2%)	(1%)	(2%)
Effective rate	35%	37%	37%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2011.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2010 and December 2011 tax years.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under five-year lease agreements that expire on dates ranging from March 2014 to May 2020.  Rent expense on all operating leases for the years ended December 31, 2013, 2012, and 2011, was $3,312,152, $3,135,773, and $2,750,373, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2013 were as follows:

Year ending December 31:
2014	$3,307,344
2015	2,689,245
2016	1,982,471
2017	1,401,911
2018	677,356
2019	132,384
2020	27,667
Total minimum lease payments	$10,218,378

Legal Proceedings

On March 16, 2011, two former employees of ours filed a lawsuit, entitled Mark Barnes and Jerry Mercante on behalf of themselves and all other similarly situated v. Tandy Leather Company, Inc., Tandy Leather Factory, and Does 1-50, in the US District Court for the District of Nevada.  The lawsuit was subsequently transferred to the United State District Court, Northern District of Texas, Fort Worth Division (“Court”), and an amended complaint was filed on May 9, 2011 by plaintiffs to add another former employee, Donna Cavota, as a third named plaintiff.  The suit alleged that we violated requirements of the Fair Labor Standards Act (FLSA) as well as various state wage laws.  Plaintiffs sought to represent themselves and all similarly situated U.S. current and former store managers of ours.   A Settlement Agreement was reached between the parties, and on September 24, 2012, the Court issued an Order Preliminarily Approving the Settlement of all federal and state claims asserted by the plaintiffs in the litigation.  We continue to deny any violation of any statute, law, rule or regulation, any liability or wrongdoing, and the truth of plaintiffs’ allegations. We agreed to enter into the Settlement Agreement to avoid further expense and inconvenience, end the disruption and burden of the litigation, avoid any other present or future litigation arising out of the facts that gave rise to the litigation, avoid the risk inherent in uncertain complex litigation, and to put to rest the controversy underlying the litigation.

The Settlement Agreement preliminarily approved by the Court required us to establish a fund designated as a Qualified Settlement Fund (Escrow Account) in the amount of $993,386 to fund (1) settlement payments to the plaintiffs, (2) settlement payments to the other members of the settlement class who joined the case, (3) plaintiffs’ attorneys’ fees and expenses, and (4) and the claim administrator (Escrow Agent’s) fees and expenses.   The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Settlement Agreement which was attached as Exhibit 10.1 to a Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2012.

The deadline established by the Court for any persons employed by us as store managers between November 23, 2008 and September 24, 2012 to join the lawsuit as class members expired on May 24, 2013.  On June 28, 2013, the Court issued two orders: (1) an Order Approving Class and Collective Action Settlement and Dismissing Case with Prejudice, and (2) a Final Judgment, Approving Class and Collective Action Settlement and Dismissing Case with Prejudice.  Pursuant to the Court’s June 28, 2013 orders, the claims administrator (Escrow Agent) was required to make payments to the plaintiffs and those existing and former store managers who joined the lawsuit by signing and returning Consent to Join Forms, which contained a release of us from the claims asserted in plaintiffs’ lawsuit.

The settlement payments to the class members and the plaintiffs were made from the Escrow Account pursuant to the formula set forth in the Settlement Agreement by the claims administrator, as well as the payment of the plaintiffs’ attorney’s fees and the fees and expenses of the claims administrator (Escrow Agent).  The total payment from the Escrow Account, including our required FICA payments based on the settlement payments, was $744,273 from the total Escrow Account of $993,386.  All payments were made by the claims administrator and the balance of the Escrow Account (approximately $249,000) was returned to us in the first quarter of 2014.

In connection with the settlement, we recorded a charge to operations of $993,386 during the quarter ended September 30, 2012 as this amount, as ordered by the Court, covered the full settlement of all claims of the plaintiffs and the class members, plaintiffs’ attorneys’ fees, and the fees and expenses of the claims administrator (Escrow Agent) in accordance with the terms of the Settlement Agreement. In the quarter ended June 30, 2013, we recorded a benefit of approximately $312,000, which was the expected remaining balance in the Escrow Account after all payments have been made.  Payroll taxes associated with the payments to claimants of approximately $63,000 was recorded in the fourth quarter of 2013.

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

10.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercraft.  While no single customer accounted for more than 1% of our consolidated revenues in 2013, 2012 or 2011, sales to our five largest customers represented 2.5%, 2.9% and 5.5%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited.  At December 31, 2013, 2012, and 2011, 16%, 30% and 34%, respectively, of our consolidated accounts receivable were due from two nationally recognized retail chains.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

11.  STOCKHOLDERS' EQUITY

a)	Stock Option Plan

In connection with its 2007 Director Non-Qualified Stock Option Plan for non-employee directors, there are outstanding options to purchase our common stock.  The plan provides for the granting of non-qualified options at the discretion of the Compensation Committee of the Board of Directors.  Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months.  We have reserved 100,000 shares of common stock for issuance under this plan.

We had two other stock options plans from 1995 which provided stock option grants to officers, key employees, and non-employee directors.  These plans expired in 2005.  The expiration of the plans had no effect on the options previously granted.

All options expire ten years from date of grant and are exercisable at any time after vesting.  Of the 100,000 shares available for issuance, there are 21,400 un-optioned shares available for future grants.

A summary of stock option transactions for the yearsended December 31, 2013, 2012, and 2011, is as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	121,600	$4.53	115,600	$4.40	103,600	$4.35
Granted	12,000	6.87	12,000	5.27	12,000	4.80
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(49,000)	4.23	(6,000)	3.50	-	-
Outstanding at December 31	84,600	$5.04	121,600	$4.53	115,600	$4.40
Exercisable at end of year	84,600	$5.04	121,600	$4.53	115,600	$4.40
Weighted-average fair value of
options granted during year	$0.97		$0.83		$1.19

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$2.72 to $3.90	2,000	$3.87	0.99	2,000	$3.87	0.99
$3.91 to $5.30	82,600	5.07	7.37	82,600	5.07	7.37
	84,600	$5.04	7.22	84600	$5.04	7.22

We have a restricted stock plan that was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The plan reserves up to 300,000 shares of our common stock for restricted stock awards to our executive officers, non-employee directors and other key employees.  Awards granted under the plan may be stock awards or performance awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years.  No awards had been made as of December 31, 2013.

b)	Cash Dividend

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

c)	Stockholder Rights Plan

On June 6, 2013, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, par value $0.0024 per share, to stockholders of record at the close of business on June 16, 2013.  Each Right entitles the registered holder to purchase from us one one-thousandth of a newly created series of preferred stock at an exercise price of $30.00 per right.  The Rights are exercisable in the event any person or group acquires 20% or more of our outstanding common stock, or commences a tender offer or exchange offer that would results in such person becoming an Acquiring Person.  An exception is included in the Rights Plan in order to ensure that certain owners are not by virtue of their share ownership automatically deemed to be an Acquiring Person upon adoption of the plan unless any such owner subsequently accrues additional shares of our common stock and after giving effect to such acquisition owns 20% or more of our outstanding common stock. The Rights will expire at 5:00 P.M. Eastern on June 6, 2016, unless such date is advanced or extended or unless the Rights are earlier redeemed or exchanged by our Board.

12.  DISCONTINUED OPERATIONS

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

	2013	2012	2011
Sales	-	-	-
Earnings before income taxes	-	-	-

Current provision (benefit):
Federal	-	-	$(1,394)
State	-	-	26
	-	-	(1,368)

Deferred provision (benefit):
Federal	-	-	-
State	-	-	-
	-	-	-
	-	-	$(1,368)

There were no assets and liabilities of discontinued operations in our consolidated balance sheet as of December 31, 2013 and 2012.

13.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America;

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

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total
For the year ended December 31, 2013
Net Sales	$27,384,614	$46,995,902	$3,904,069	$78,284,585
Gross Profit	18,425,268	28,430,800	2,471,956	49,328,024
Operating earnings	4,840,416	6,026,731	399,643	11,266,790
Interest expense	206,763	-	-	206,763
Other expense, net	(118,218)	(29)	(42,485)	(160,732)
Income before income taxes	4,751,871	6,026,760	442,128	11,220,759
Depreciation and amortization	866,264	271,536	56,812	1,194,612
Fixed asset additions	1,946,980	1,778,727	44,315	3,770,022
Total assets	$40,981,591	$12,206,584	$3,210,391	$56,398,566

For the year ended December 31, 2012
Net Sales	$26,850,002	$42,616,546	$3,254,076	$72,720,624
Gross Profit	18,063,191	25,833,852	2,008,631	45,905,674
Operating earnings	3,730,678	5,436,745	(23,418)	9,144,005
Interest expense	240,934	-	-	240,934
Other expense, net	(14,798)	(13)	(27,763)	(42,574)
Income before income taxes	3,504,542	5,436,758	4,345	8,945,645
Depreciation and amortization	820,622	193,394	54,210	1,068,226
Fixed asset additions	2,111,569	496,846	77,806	2,686,221
Total assets	$36,535,099	$10,037,416	$2,515,157	$49,087,672

For the year ended December 31, 2011
Net Sales	$26,540,899	$37,435,832	$2,126,216	$66,102,947
Gross Profit	16,268,075	22,645,847	1,423,237	40,337,159
Operating earnings	2,803,034	4,656,067	247,549	7,706,650
Interest expense	248,576	-	-	248,576
Other expense, net	(79,149)	-	(4,279)	(83,428)
Income before income taxes	2,633,607	4,656,067	251,828	7,541,502
Depreciation and amortization	841,058	158,804	16,699	1,016,561
Fixed asset additions	535,713	350,570	214,240	1,100,523
Total assets	$35,966,965	$7,185,016	$2,350,934	$45,502,915

Net sales by geographic areas were as follows:
	2013	2012	2011
United States	$65,371,652	$61,041,650	$56,337,737
Canada	8,004,320	7,496,840	6,714,100
All other countries	4,908,613	4,182,134	3,051,110
	$78,284,585	$72,720,624	$66,102,947

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales for the years ended December 31, 2013, 2012 and 2011.  We do not have any significant long-lived assets outside of the United States.

14.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05).  This standard update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  ASU 2011-05 was effective for the interim and annual periods beginning after December 15, 2011.  The adoption of the standard did not have a significant impact on our consolidated financial statements as it only required a change in the format of presentation.

In September 2011, FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”.  ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other.  Under ASU 2011-08 companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 was effective for periods ending after December 15, 2011; however, early adoption is permitted for periods ending after September 15, 2011.   The adoption of the standard did not have a material impact on our consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of ASU 2013-02 is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in ASU 2013-02 were required to be applied retrospectively and were effective for reporting periods beginning after December 15, 2012. The adoption of the standard did not have any impact on our consolidated financial statements.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter
Net sales	$19,237,827	$18,973,013	$18,524,604	$21,549,141
Gross profit	11,930,829	11,920,121	11,700,943	13,776,131
Net income from continuing operations	1,586,321	1,629,353	1,561,832	2,488,211
Net income	1,586,321	1,629,353	1,561,832	2,488,211
Net income from continuing operations per common share:
Basic	$0.16	$0.16	$0.15	$0.24
Diluted	$0.16	$0.16	$0.15	$0.24
Net income per common share:
Basic	$0.16	$0.16	$0.15	$0.24
Diluted	$0.16	$0.16	$0.15	$0.24
Weighted average number of common shares outstanding:
Basic	10,162,442	10,167,649	10,176,744	10,198,733
Diluted	10,194,219	10,216,535	10,221,512	10,233,009

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter
Net sales	$18,177,078	$16,904,254	$17,000,728	$20,638,564
Gross profit	11,365,633	10,940,201	10,404,770	13,195,070
Net income from continuing operations	1,574,105	1,539,639	280,770	2,201,556
Net income	1,574,105	1,539,639	280,770	2,201,556
Net income from continuing operations per common share:
Basic	0.15	0.15	0.03	0.22
Diluted	0.15	0.15	0.03	0.22
Net income per common share:
Basic	0.15	0.15	0.03	0.22
Diluted	0.15	0.15	0.03	0.22
Weighted average number of common shares outstanding:
Basic	10,156,442	10,156,442	10,156,442	10,159,877
Diluted	10,172,950	10,172,171	10,177,466	10,178,759

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2013, and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 25, 2014

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III*

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2013 and 2012
•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011

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
Dated:  March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph R. Mannes	Chairman of the Board	March 28, 2014
Joseph R. Mannes

/s/ Jon W. Thompson	Chief Executive Officer, President and Director	March 28, 2014
Jon Thompson

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer,	March 28, 2014
Shannon L. Greene	Treasurer and Director

/s/ Mark J. Angus	Senior Vice President, Assistant Secretary and Director	March 28, 2014
Mark J. Angus

/s/ William M. Warren	Secretary, General Counsel and Director	March 28, 2014
William M. Warren

/s/ Jefferson Gramm	Director	March 28, 2014
Jefferson Gramm

/s/ T. Field Lange	Director	March 28, 2014
T. Field Lange

/s/ L. Edward Martin III	Director	March 28, 2014
L. Edward Martin III

/s/ Michael A. Nery	Director	March 28, 2014
Michael A. Nery

/s/ J. Bryan Wilkinson	Director	March 28, 2014
J. Bryan Wilkinson

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

3.2
Bylaws of The Leather Factory, Inc. (n/k/a Tandy Leather Factory, Inc.) filed as Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004 and incorporated by reference herein.

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Tandy Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013 and incorporated by reference herein

4.1
Rights Agreement dated as of June 6, 2013 between Tandy Leather Factory, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (including the Certificate of Designations of Series A Junior Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C), filed as Exhibit 4.1 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013 and incorporated by reference herein.

10.1
2007 Director Non-qualified Stock Option Plan of Tandy Leather Factory, Inc. dated March 22, 2007, filed as an Exhibit to Tandy Leather Factory, Inc.’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 18, 2007 and incorporated by reference herein.

10.2
First Amendment to 2007 Director Non-Qualified Stock Option Plan, dated May 3, 2010, filed as Exhibit 10.2 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010.

10.3
Second Amendment to 2007 Director Non-Qualified Stock Option Plan, dated October 7, 2010, filed as Exhibit 10.3 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2010.

10.4
Third Amendment to 2007 Director Non-Qualified Stock Option Plan, dated February 11, 2014, filed as Exhibit 10.5 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014.

10.5
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

10.11
Tandy Leather Factory, Inc. 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013 and incorporated by reference herein.

10.12
Form of Non-Employee Director Restricted Stock Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.13
Form of Employee Restricted Stock Award Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.6 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

14.1
Code of Business Conduct and Ethics of The Leather Factory, Inc., adopted by the Board of Directors on February 26, 2004, filed as Exhibit 14.1 to the Annual Report on Form 10-K of The Leather Factory, Inc. (Commission File No. 1-12368) filed with the Securities and Exchange Commission on March 29, 2004 and incorporated by reference herein.

*21.1	Subsidiaries of Tandy Leather Factory, Inc.
*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Document

101.DEF^	XBRL Taxonomy Extension Definition Document

101.LAB^	XBRL Taxonomy Extension Labels Document

101.PRE^	XBRL Taxonomy Extension Presentation Document

___________
    *Filed Herewith

^ XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.