Form 10-Q
period 2014-03-31
TANDY LEATHER FACTORY INC
filed 2014-05-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 10, 2014
Common Stock, par value $0.0024 per share	10,233,334

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
CURRENT ASSETS:
Cash	$8,949,915	$11,082,679
Accounts receivable-trade, net of allowance for doubtful accounts
of $0 and $1,000 in 2014 and 2013, respectively	886,644	762,405
Inventory	30,532,522	26,300,830
Deferred income taxes	327,922	309,533
Prepaid expenses	1,640,122	1,609,644
Other current assets	160,543	478,593
Total current assets	42,497,668	40,543,684

PROPERTY AND EQUIPMENT, at cost	20,869,036	20,290,990
Less accumulated depreciation and amortization	(6,138,879)	(5,863,280)
	14,730,157	14,427,710

GOODWILL	977,351	981,985
OTHER INTANGIBLES, net of accumulated amortization of approximately $633,000 and $622,000 in 2014 and 2013, respectively	91,860	103,228
OTHER assets	332,945	341,959
TOTAL ASSETS	$58,629,981	$56,398,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,728,051	$1,884,637
Accrued expenses and other liabilities	5,230,206	5,808,882
Income taxes payable	604,777	272,198
Current maturities of long-term debt	202,500	202,500
Total current liabilities	8,765,534	8,168,217

DEFERRED INCOME TAXES	1,172,276	1,212,557

LONG-TERM DEBT, net of current maturities	2,345,625	2,396,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,226,957 and 11,192,356 shares issued at 2014 and 2013, respectively;
10,233,334 and 10,198,733 shares outstanding at 2014 and 2013	26,945	26,862
Paid-in capital	5,892,824	5,892,907
Retained earnings	43,362,004	41,507,592
Treasury stock at cost (993,623 shares at 2014 and 2013)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	(41,159)	88,249
Total stockholders’ equity	46,346,546	44,621,542
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,629,981	$56,398,566

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	2014	2013

NET SALES	$19,838,466	$19,237,827
COST OF SALES	7,122,743	7,306,998
Gross profit	12,715,723	11,930,829

OPERATING EXPENSES	9,749,060	9,309,969
INCOME FROM OPERATIONS	2,966,663	2,620,860

OTHER (INCOME) EXPENSE:
Interest expense	45,828	56,094
Other, net	(1,344)	(26,739)
Total other (income) expense	44,484	29,355

INCOME BEFORE INCOME TAXES	2,922,179	2,591,505

PROVISION FOR INCOME TAXES	1,067,767	1,005,184

NET INCOME	$1,854,412	$1,586,321

NET INCOME PER COMMON SHARE:
BASIC	$0.18	$0.16
DILUTED	$0.18	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	10,198,733	10,162,442
DILUTED	10,239,505	10,194,219

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	2014	2013

NET INCOME	$1,854,412	$1,586,321
Foreign currency translation adjustments, net of tax	(129,408)	(188,351)
COMPREHENSIVE INCOME	$1,725,004	$1,397,970

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,854,412	$1,586,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	346,555	263,102
Loss on disposal or abandonment of assets	3,600	21,003
Non-cash stock-based compensation	-	5,843
Deferred income taxes	(58,670)	45,873
Other	(124,726)	(176,925)
Net changes in assets and liabilities:
Accounts receivable-trade, net	(124,239)	(112,121)
Inventory	(4,231,692)	503,792
Prepaid expenses	(30,478)	(614,298)
Other current assets	318,050	(263,284)
Accounts payable-trade	843,414	163,265
Accrued expenses and other liabilities	(578,676)	(1,447,527)
Income taxes payable	332,579	520,257
Total adjustments	(3,304,283)	(1,091,020)
Net cash provided by (used in) operating activities	(1,449,871)	495,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(641,282)	(982,553)
Decrease (increase) in other assets	9,014	(3,124)
Net cash used in investing activities	(632,268)	(985,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and long-term debt	(50,625)	(50,625)
Net cash used in financing activities	(50,625)	(50,625)

NET DECREASE IN CASH	(2,132,764)	(541,001)

CASH, beginning of period	11,082,679	7,705,182

CASH, end of period	$8,949,915	$7,164,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$45,828	$56,094
Income tax paid during the period, net of (refunds)	$791,137	$384,652

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2012	10,162,442	$26,775	$5,767,508	$(2,894,068)	$34,241,875	$378,927	$37,521,017

Stock-based compensation	-	-	5,843	-	-	-	5,843
Net income	-	-	-	-	1,586,321	-	1,586,321
Translation adjustment	-	-	-	-	-	(188,351)	(188,351)
BALANCE, March 31, 2013	10,162,442	$26,775	$5,773,351	$(2,894,068)	$35,828,196	$190,576	$38,924,830

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2013	10,198,733	$26,862	$5,892,907	$(2,894,068)	$41,507,592	$88,249	$44,621,542

Stock-based compensation	34,601	83	(83)	-	-	-	-
Net income	-	-	-	-	1,854,412	-	1,854,412
Translation adjustment	-	-	-	-	-	(129,408)	(129,408)
BALANCE, March 31, 2014	10,233,334	$26,945	$5,892,824	$(2,894,068)	$43,362,004	$(41,159)	$46,346,546

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2014 and December 31, 2013, and its results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013.  Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The components of inventory consist of the following:

	As of
	March 31, 2014	December 31, 2013
Inventory on hand:
Finished goods held for sale	$26,633,088	$24,546,771
Raw materials and work in process	884,798	853,200
Inventory in transit	3,014,636	900,859
	$30,532,522	$26,300,830

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2013, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2014.

A summary of changes in our goodwill for the periods ended March 31, 2014 and 2013 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2012	$607,319	$383,406	$990,725
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(3,186)	-	(3,186)
Impairments	-	-	-
Balance, March 31, 2013	$604,133	$383,406	$987,539

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2013	$598,579	$383,406	$981,985
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(4,634)	-	(4,634)
Impairments	-	-	-
Balance, March 31, 2014	$593,945	$383,406	$977,351

Other intangibles consist of the following:

	As of March 31, 2014			As of December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$495,592	$48,777	$544,369	$487,891	$56,478
Non-Compete Agreements	180,156	137,073	43,083	181,216	134,466	46,750
	$724,525	$632,665	$91,860	$725,585	$622,357	$103,228

We recorded amortization expense of $11,368 during the first quarter of 2014 compared to $8,526 during the first quarter of 2013.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2014	$455	$33,337	$33,792
2015	-	28,635	28,635
2016	-	2,000	2,000
2017	-	-	-
2018	-	-	-

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

Recent Accounting Pronouncements.  In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of ASU 2013-02 is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations.  The amendments in ASU 2013-02 are required to be applied retrospectively and are effective for reporting periods beginning after December 15, 2012.  The adoption of the standard did not have any impact on our consolidated financial statements.

In July 2013, FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists” to eliminate the diversity in practice associated with the presentation of unrecognized tax benefits in instances where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2014, FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

2.  NOTES PAYABLE AND LONG-TERM DEBT

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 191,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Under the terms of the Line of Credit Note, we could borrow from time to time until April 30, 2008, up to the lesser of $5,500,000 or 90% of the cost of the property and make monthly payments. Proceeds in the amount of $4,050,000 were used to fund the purchase of the property from Standard Motor Products, Inc. under an Agreement of Purchase and Sale, dated June 25, 2007, which closed on July 31, 2007.  No further borrowings were drawn.  On April 30, 2008, the principal balance was rolled into a 10-year term note with an interest rate of 7.10% per annum.

At March 31, 2014 and December 31, 2013, the amount outstanding under the above agreement consisted of the following:

	March 31, 2014	December 31, 2013
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$2,548,125	$2,598,750
	2,548,125	2,598,750
Less - Current maturities	(202,500)	(202,500)
	$2,345,625	$2,396,250

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million. The revolver bears interest at LIBOR plus 2% (2.15% at March 31, 2014) and was to mature on June 30, 2013.  On June 25, 2013, we executed a Note Modification Agreement which extended the maturity date of the Line of Credit Note to June 30, 2014.  All other terms remain unchanged.  Interest is paid monthly. The note was obtained for working capital purposes and is secured by the real estate and improvements located at 1900 Southeast Loop 820, Fort Worth Texas.  No amounts were outstanding under this Line of Credit Note as of March 31, 2014.

3.  STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors during the quarter ended March 31, 2013.  These options vest and become exercisable six months from the option grant date.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  No options were granted during the quarter ended March 31, 2014.  We recognized share based compensation expense of $0 and $5,843 for the quarters ended March 31, 2014 and 2013, respectively, as a component of operating expenses.  During the three months ended March 31, 2014 and 2013, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	$4.53	121,600
Granted	6.87	12,000
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2013	$4.74	133,600	4.97	$218,446
Exercisable, March 31, 2013	$4.53	121,600	4.83	$206,760

Outstanding, January 1, 2014	$5.04	84,600
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2014	$5.04	84,600	6.72	$104,656
Exercisable, March 31, 2014	$5.04	84,600	6.72	$104,656

Other information pertaining to option activity during the three-month periods ended March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013
Weighted average grant-date fair value of stock options granted	N/A	$11,686
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	N/A	N/A

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013
Volatility	N/A	19.1%
Expected option life	N/A	3 years
Interest rate (risk free)	N/A	0.80%
Dividends	None	None

As of March 31, 2014 and 2013, there was unrecognized compensation cost related to non-vested stock options of $0 and $5,843, respectively.

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

In February 2014, our Chief Executive Officer, Chief Financial Officer and Senior Vice President were awarded restricted stock grants consisting of 9,375 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,619 shares each. The grants will vest in equal annual amounts over a four-year period.  The fair value of nonvested restricted common stock awards is the market value of our common stock on the date of grant.  Compensation costs for these awards will be recognized on a straight-line basis over the four year vesting period.

A summary of the activity for nonvested restricted common stock awards as of March 31, 2014 is presented below:

	Shares	Grant Fair Value
Balance, January 1, 2014	-	-
Granted	34,601	$8.96
Forfeited	-	-
Vested	-	-
Balance, March 31, 2014	34,601	$8.96

Total unrecognized compensation expense for the nonvested restricted stock awards as of March 31, 2014 totals $310,025 and is expected to be recognized in equal annual amounts over a period of four years.

4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2014 and 2013:

	2014	2013
Net income	$1,854,412	$1,586,321
Numerator for basic and diluted earnings per share	$1,854,412	$1,586,321

Denominator for basic earnings per share – weighted-average shares	10,198,733	10,162,442

Effect of dilutive securities:
Stock options	39,193	31,777
Restricted stock	1,579	-
Dilutive potential common shares	40,772	31,777

Denominator for diluted earnings per share – weighted-average shares	10,239,505	10,194,219

Basic earnings per share	$0.18	$0.16
Diluted earnings per share	$0.18	$0.16

The net effect of converting stock options and restricted stock to purchase 119,201 and 121,600 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted EPS for the quarters ended March 31, 2014 and 2013, respectively.

5.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  On March 16, 2011, two former employees of ours filed a lawsuit, entitled Mark Barnes and Jerry Mercante on behalf of themselves and all other similarly situated v. Tandy Leather Company, Inc., Tandy Leather Factory, and Does 1-50, in the US District Court for the District of Nevada.  The lawsuit was subsequently transferred to the United States District Court, Northern District of Texas, Fort Worth Division (“Court”), and an amended complaint was filed on May 9, 2011 by plaintiffs to add another former employee, Donna Cavota, as a third named plaintiff.  The suit alleged that we violated requirements of the Fair Labor Standards Act (FLSA) as well as various state wage laws.  Plaintiffs sought to represent themselves and all similarly situated U.S. current and former store managers of ours.   A Settlement Agreement was reached between the parties, and on September 24, 2012, the Court issued an Order Preliminarily Approving the Settlement of all federal and state claims asserted by the plaintiffs in the litigation.  We continue to deny any violation of any statute, law, rule or regulation, any liability or wrongdoing, and the truth of plaintiffs’ allegations. We agreed to enter into the Settlement Agreement to avoid further expense and inconvenience, end the disruption and burden of the litigation, avoid any other present or future litigation arising out of the facts that gave rise to the litigation, avoid the risk inherent in uncertain complex litigation, and to put to rest the controversy underlying the litigation.

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

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America; and

c.
International Leathercraft, which sells to both wholesale and retail customers.  We have three stores operating in this segment:  one in Northampton, United Kingdom, one in Sydney, Australia, and one in Jerez, Spain.  These stores carry the same products as our North American stores.

Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended March 31, 2014
Net sales	$6,823,968	$11,956,354	$1,058,144	$19,838,466
Gross profit	4,530,209	7,498,416	687,098	12,715,723
Income from operations	1,372,637	1,472,703	121,323	2,966,663
Interest expense	45,828	-	-	45,828
Other, net	(9,776)	-	8,432	(1,344)
Income before income taxes	1,336,585	1,472,703	112,891	2,922,179

Depreciation and amortization	225,855	104,441	16,259	346,555
Fixed asset additions	236,211	356,198	48,873	641,282
Total assets	$41,806,750	$13,903,814	$2,919,417	$58,629,981

For the quarter ended March 31, 2013
Net sales	$6,729,734	$11,559,861	$948,232	$19,237,827
Gross profit	4,165,155	7,161,228	604,446	11,930,829
Income from operations	1,012,965	1,514,839	93,056	2,620,860
Interest expense	56,094	-	-	56,094
Other, net	(14,493)	(10)	(12,236)	(26,739)
Income before income taxes	971,364	1,514,849	105,292	2,591,505

Depreciation and amortization	191,533	57,429	14,140	263,102
Fixed asset additions	738,736	242,149	1,668	982,553
Total assets	$36,244,560	$10,474,588	$2,959,476	$49,678,624

Net sales for geographic areas were as follows for the three months ended March 31, 2014 and 2013:

	2014	2013
United States	$16,645,886	$16,196,394
Canada	1,913,512	1,919,723
All other countries	1,279,068	1,121,710
	$19,838,466	$19,237,827

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2014 and 2013.  We do not have any significant long-lived assets outside of the United States.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 37 states and six Canadian provinces.  Tandy Leather Company, one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather Company’s industry presence by opening retail stores.  As of May 1, 2014, we were operating 80 Tandy Leather Company retail stores located throughout the United States and Canada.

Our International Leathercraft segment operates 3 company-owned stores, all located outside of North America.  These stores operate as combination retail / wholesale stores and consist of one store in Northampton, United Kingdom, one store in Sydney, Australia, and one store in Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new stores in 2014.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2013 for additional information concerning these and other uncertainties that could negatively impact the Company.

➢	Our business may be negatively impacted by general economic conditions in the United States and abroad.

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

Our industry is subject to significant pricing pressure caused by many factors, including fluctuations in the cost of the leather and metal products that we purchase and changes in consumer spending patterns and acceptance of our products.  Changes in consumers’ product preferences or lack of acceptance of our products with respect to which costs have increased may prohibit us from passing cost increases on to customers which could cause our gross margin to decline.  If our product costs increase and our sale prices do not, our future operating results could be adversely affected unless we are able to offset such gross margin declines with comparable reductions in operating costs.

➢	We may be unsuccessful in implementing our planned international expansion, which could impair the value of our brand, harm our business and negatively affect our results of operation.

We plan to grow our net sales and net earnings from our International Leathercraft segment by opening store in various international markets.  As we expand outside of North America, we may incur significant costs relating to starting up, maintaining and expanding foreign operations.  Such costs may include, but are not limited to, obtaining locations for stores, hiring personnel, and travel expenses.  We may be unable to open and operate new stores successfully and as a results, our growth may be limited, unless we are able to identify desirable sites for store locations, negotiate acceptable lease terms, hire, train and retain competent store personnel; manage inventory effectively to meet the needs and demands of customers on a timely basis, manage foreign currency risk effectively, and achieve acceptable operating margins from the new stores.  We cannot be sure that we can successfully open new stores or that those new stores will be profitable. If we are unable to successfully open new stores or our new stores are not profitable, our business and our results of operations could be adversely affected.

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

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2014 and 2013.

	Quarter Ended March 31, 2014		Quarter Ended March 31, 2013
	Sales	Income from Operations	Sales	Income from Operations
Wholesale Leathercraft	$6,823,968	$1,372,637	$6,729,734	$1,012,965
Retail Leathercraft	11,956,354	1,472,703	11,559,861	1,514,839
Int’l Leathercraft	1,058,144	121,323	948,232	93,056
Total Operations	$19,838,466	$2,966,663	$19,237,827	$2,620,860

Consolidated net sales for the quarter ended March 31, 2014 increased $600,000, or 3.1%, compared to the same period in 2013.  International Leathercraft reported the largest percentage sales gain of 11.6%, followed by Retail Leathercraft, reporting a sales gain of 3.4%.  Wholesale Leathercraft reported a sales increase of 1.4%.  Income from operations on a consolidated basis for the quarter ended March 31, 2014 increased 13.2%, or $346,000, from the first quarter of 2013 due to the improvement in gross profit margin.

The following table shows in comparative form our consolidated net income for the first quarters of 2014 and 2013:

	2014	2013	% change
Net income	$1,854,412	$1,586,321	16.9%

All segments contributed to our consolidated net income.  Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of national craft chains only.  The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2014 and 2013:

	Quarter ended
Customer Group	03/31/14	03/31/13
RETAIL (end users, consumers, individuals)	43%	35%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	6%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	40%	46%
MANUFACTURERS	7%	7%
NATIONAL ACCOUNTS	6%	6%
	100%	100%

Net sales increased 1.4%, or $94,000, for the first quarter of 2014 compared to the first quarter of 2013 as follows:

	# Stores	Qtr Ended 03/31/14	# Stores	Qtr Ended 03/31/13	$ Change	% Change
Same store sales	29	$6,481,121	29	$6,444,321	$36,800	0.6%
National account group		342,847		285,413	57,434	20.1%
Total sales	29	$6,823,968	29	$6,729,734	$94,234	1.4%

Sales to our retail and manufacturing customers increased in the first quarter of 2014 compared to the first quarter of 2013, while sales to our wholesale and institution group customers were down slightly.  Sales to our national account customers, while declining over time due to the elimination of certain products from our product line that these customers were buying (as these products have not historically provided an acceptable gross profit margin), increased this quarter due to one-time sales of certain close-out items.  Income from operations for Wholesale Leathercraft during the current quarter increased by $360,000 from the comparative 2013 quarter, an increase of 35%.

An increase in gross profit of $365,000 contributed to the improvement in income from operations, while operating expenses held steady against last year’s first quarter expenses.  Gross profit as a percentage of sales increased from 61.9% in the first quarter of 2013 to 66.4% in the first quarter of 2014, due to an increase in sales to our retail customers, which brings higher gross profit margins, and more sales of non-leather products, which also brings higher gross profit margins than that of leather sales.  Operating expenses increased slightly as a percentage of sales, increasing only $5,000 compared to last year’s comparable period.  Expense increases occurred in legal and professional fees, supplies, repairs/maintenance, and depreciation.  This was offset by a decrease in advertising and marketing expenses.

Retail Leathercraft

Our Retail Leathercraft operation consists of 80 Tandy Leather Company retail stores at March 31, 2014 compared to 78 stores at March 31, 2013.  Net sales increased 3.4% for the first quarter of 2014 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 03/31/14	# Stores	Qtr Ended 03/31/13	$ Change	% Change
Same store sales	76	$11,610,085	76	$11,394,666	$215,419	1.9%
New store sales	4	346,269	-	-	346,269	N/A
Closed store sales	2	-	2	165,195	(165,195)	N/A
Total sales	80	$11,956,354	78	$11,559,861	$396,493	3.4%

The following table presents sales mix by customer categories for the quarters ended March 31, 2014 and 2013 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/14	03/31/13
RETAIL (end users, consumers, individuals)	62%	62%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	33%	33%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	2%
	100%	100%

Sales to retail, wholesale, and manufacturer customer groups increased over the first quarter of 2013, while sales to our institution customer group declined slightly over the same period.

Income from operations decreased $42,000, or 2.8%, from the comparative 2013 quarter due to an increase in operating expenses offset partially by an increase in gross profit.  Our gross profit increased by $337,000 from the prior period primarily due to higher sales.  Operating expenses as a percentage of sales rose from 48.8% in the first quarter of 2013 to 50.4% in the first quarter of 2014.  The increase in operating expenses of $379,000 compared to the first quarter of 2013 was caused by increases in employee compensation and benefits ($163,000), rent and utilities expense ($95,000), depreciation ($47,000), and travel expenses ($40,000).  A portion of these expense increases were attributable to the four new stores opened since November 2013.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of March 31, 2014 and 2013, the segment contained three stores located in United Kingdom, Australia, and Spain. This segment’s sales totaled $1,058,000 for the first quarter of 2014, compared to $948,000 in the first quarter of 2013, an improvement of 11.6%.  Operating expenses totaled $566,000 in the first quarter of 2014, up from $511,000 in the first quarter of 2013.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, rent, travel, and shipping costs to customers.

Other Expenses

We paid $46,000 in interest on our bank debt in the first quarter of 2014, compared to $56,000 in the first quarter of 2013.  We recorded an expense of $8,000 for currency fluctuations in the first quarter of 2014.  Comparatively, in the first quarter of 2013, we recorded income of $13,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $56.4 million at year-end 2013 to $58.6 million at March 31, 2014.  Total stockholders’ equity increased from $44.6 million at December 31, 2013 to $46.3 million at March 31, 2014, the increase being attributable to our net income earned in the first quarter of 2014.  Our current ratio decreased slightly from 5.0 at December 31, 2013 to 4.9 at March 31, 2014 due primarily to the increase in accounts payable during the first quarter of 2014.

As of March 31, 2014, our investment in inventory increased by $4.2 million from year-end 2013.  Inventory turnover reached an annualized rate of 2.8 times during the first quarter of 2014, decreasing from 3.0 times for the first quarter of 2013.  Inventory turnover was 3.0 times for all of 2013.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was approximately $887,000 at March 31, 2014, up $124,000 from $762,000 at year-end 2013.  The average days to collect accounts decreased to 36 days for the first quarter of 2014, an improvement from the average days to collect accounts in the first quarter of 2013 of 40 days.  We are constantly monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts in the current economic environment.  Our allowance for doubtful accounts decreased from year-end 2013 to March 31, 2014 as a result of our collecting a number of various older accounts, which also contributed to the reduction in the days outstanding.

Accounts payable increased approximately $843,000 to $2.7 million at March 31, 2014 compared to $1.9 million at year-end 2013 due to the increase in inventory during the quarter.  Accrued expenses decreased from $5.8 million at December 31, 2013 to $5.2 million at March 31, 2014.  The payment of the 2013 manager bonuses during the first quarter of 2014 accounted for the reduction.

During the first quarter of 2014, cash flow used by operating activities was $1.4 million.  The increase in inventory of $4.2 million, offset by net income of $1.9 million and the increase in accounts payable of approximately $843,000 accounted for the use of operating cash during the first quarter of 2014.

By comparison, during the first quarter of 2013, cash flow provided by operating activities was approximately $495,000.  Net income of $1.6 million and the reduction of inventory of approximately $504,000, offset by the reduction in accrued expenses of $1.4 million accounted for the majority of the operating cash provided in the first quarter of 2013.

Cash flow used by investing activities totaled approximately $632,000 in the first quarter of 2014, consisting primarily of the purchase of store fixtures, factory equipment, and computer equipment.  In the first quarter of 2013, cash used by investing activities totaled approximately $986,000, consisting primarily of building construction in progress of our flagship store, which opened in June 2013, and store fixture purchases.

Cash flow used by financing activities totaled $51,000 in both the first quarters of 2014 and 2013, consisting entirely of debt repayments.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2013.  We believe that our exposure to market risks has not changed significantly since December 31, 2013.  We expect that our exposure to foreign currency exchange risk will increase as our international presence increases.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 5 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

3.2
Bylaws of The Leather Factory, Inc. (n/k/a Tandy Leather Factory, Inc.), filed as Exhibit 3.5 to the Current Report on Form 8-K (Commission File No. 001-12368) filed by Tandy Leather Factory, Inc (f/k/a The Leather Factory, Inc.) with the Securities and Exchange Commission on July 14, 2004 and incorporated by reference herein.

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

10.2
2007 Director Non-Qualified Stock Option Plan, filed as Exhibit A to Tandy Leather Factory, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2007 and incorporated by reference herein.

10.3
First Amendment to 2007 Director Non-Qualified Stock Option Plan dated May 3, 2010, filed as Exhibit 10.2 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010 and incorporated by reference herein.

10.4
Second Amendment to 2007 Director Non-Qualified Stock Option Plan dated October 7, 2010, filed as Exhibit 10.3 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2010 and incorporated by reference herein.

10.5
Third Amendment to 2007 Director Non-Qualified Stock Option Plan dated February 11, 2014, filed as Exhibit 10.5 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.6
Form of Employee Restricted Stock Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.6 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 14, 2014	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: May 14, 2014	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)