Form 10-Q
period 2014-06-30
TANDY LEATHER FACTORY INC
filed 2014-08-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 10, 2014
Common Stock, par value $0.0024 per share	10,233,334

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
CURRENT ASSETS:
Cash	$7,402,534	$11,082,679
Accounts receivable-trade, net of allowance for doubtful accounts
of $0 and $1,000 in 2014 and 2013, respectively	796,106	762,405
Inventory	36,001,590	26,300,830
Prepaid income taxes	468,307	-
Deferred income taxes	369,978	309,533
Prepaid expenses	1,277,871	1,609,644
Other current assets	350,232	478,593
Total current assets	46,666,618	40,543,684

PROPERTY AND EQUIPMENT, at cost	21,156,669	20,290,990
Less accumulated depreciation and amortization	(6,484,259)	(5,863,280)
	14,672,410	14,427,710

GOODWILL	981,527	981,985
OTHER INTANGIBLES, net of accumulated amortization of approximately
$645,000 and $622,000 in 2014 and 2013, respectively	80,582	103,228
OTHER assets	336,975	341,959
TOTAL ASSETS	$62,738,112	$56,398,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,055,912	$1,884,637
Accrued expenses and other liabilities	6,697,117	5,808,882
Dividend payable	2,549,684	-
Income taxes payable	-	272,198
Current maturities of long-term debt	2,452,500	202,500
Total current liabilities	13,755,213	8,168,217

DEFERRED INCOME TAXES	1,129,589	1,212,557

LONG-TERM DEBT, net of current maturities	2,041,875	2,396,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,226,957 and 11,192,356 shares issued at 2014 and 2013, respectively;
10,233,334 and 10,198,733 shares outstanding at 2014 and 2013, respectively	26,945	26,862
Paid-in capital	5,921,889	5,892,907
Retained earnings	42,577,805	41,507,592
Treasury stock at cost (993,623 shares at 2014 and 2013)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	178,864	88,249
Total stockholders’ equity	45,811,435	44,621,542
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,738,112	$56,398,566

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2014 and 2013

	THREE MONTHS		SIX MONTHS
	2014	2013	2014	2013
NET SALES	$19,703,607	$18,973,013	$39,542,073	$38,210,840

COST OF SALES	6,924,001	7,052,892	14,046,744	14,359,890

Gross profit	12,779,606	11,920,121	25,495,329	23,850,950

OPERATING EXPENSES	10,123,329	9,574,057	19,872,389	18,884,026

INCOME FROM OPERATIONS	2,656,277	2,346,064	5,622,940	4,966,924

OTHER INCOME (EXPENSE):
Interest expense	(44,855)	(51,544)	(90,683)	(107,638)
Other, net	5,334	98,284	6,678	125,023
Total other income (expense)	(39,521)	46,740	(84,005)	17,385

INCOME BEFORE INCOME TAXES	2,616,756	2,392,804	5,538,935	4,984,309

PROVISION FOR INCOME TAXES	851,271	763,451	1,919,038	1,768,635

NET INCOME	$1,765,485	$1,629,353	$3,619,897	$3,215,674

NET INCOME PER COMMON SHARE:
Basic	$0.17	$0.16	$0.35	$0.32
Diluted	$0.17	$0.16	$0.35	$0.32

Weighted Average Number of Shares Outstanding:
Basic	10,198,733	10,167,649	10,198,733	10,165,060
Diluted	10,239,823	10,216,535	10,239,447	10,205,439

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three and Six Months Ended June 30, 2014 and 2013

	THREE MONTHS		SIX MONTHS
	2014	2013	2014	2013
NET INCOME	$1,765,485	$1,629,353	$3,619,897	$3,215,674

Foreign currency translation adjustments	220,023	(173,142)	90,615	(361,493)

COMPREHENSIVE INCOME	$1,985,508	$1,456,211	$3,710,512	$2,854,181

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,619,897	$3,215,674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	715,920	562,710
(Gain) loss on disposal or abandonment of assets	(1,409)	85,458
Non-cash stock-based compensation	29,065	11,686
Deferred income taxes	(143,413)	157,099
Other	84,854	(328,000)
Net changes in assets and liabilities:
Accounts receivable-trade, net	(33,701)	(315,451)
Inventory	(9,700,760)	(1,635,238)
Prepaid expenses	331,773	(365,277)
Other current assets	128,361	(611,980)
Accounts payable-trade	171,275	1,270,216
Accrued expenses and other liabilities	888,235	163,184
Income taxes payable	(740,505)	24,484
Total adjustments	(8,270,305)	(981,109)
Net cash provided by (used in) operating activities	(4,650,408)	2,234,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(949,082)	(1,962,700)
Proceeds from sale of assets	18,736	515
Decrease (increase) in other assets	4,984	91
Net cash used in investing activities	(925,362)	(1,962,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in revolving credit loans	2,250,000	-
Payments on notes payable and long-term debt	(354,375)	(405,000)
Net cash provided by (used in) financing activities	1,895,625	(405,000)

NET DECREASE IN CASH	(3,680,145)	(132,529)

CASH, beginning of period	11,082,679	7,705,182

CASH, end of period	$7,402,534	$7,572,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$90,683	$107,638
Income tax paid during the period, net of (refunds)	$2,567,257	$1,584,223

NON-CASH INVESTING ACTIVITIES:
Accrued dividend	$2,549,684	-

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	Number of Shares	ParValue	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2012	10,162,442	$26,775	$5,767,508	$(2,894,068)	$34,241,875	$378,927	$37,521,017

Stock-based compensation	9,291	22	11,664	-	-	-	11,686
Net income	-	-	-	-	3,215,674	-	3,215,674
Translation adjustment	-	-	-	-	-	(361,493)	(361,493)
BALANCE, June 30, 2013	10,171,733	$26,797	$5,779,172	$(2,894,068)	$37,457,549	$17,434	$40,386,884

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2013	10,198,733	$26,862	$5,892,907	$(2,894,068)	$41,507,592	$88,249	$44,621,542

Stock-based compensation	34,601	83	28,982	-	-	-	29,065
Net income	-	-	-	-	3,619,897	-	3,619,897
Dividend payable	-	-	-	-	(2,549,684)		(2,549,684)
Translation adjustment	-	-	-	-	-	90,615	90,615
BALANCE, June 30, 2014	10,233,334	$26,945	$5,921,889	$(2,894,068)	$42,577,805	$178,864	$45,811,435

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2014 and December 31, 2013, and its results of operations and cash flows for the three and six-month periods ended June 30, 2014 and 2013.  Operating results for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The components of inventory consist of the following:

	As of
	June 30, 2014	December 31, 2013
Inventory on hand:
Finished goods held for sale	$31,335,255	$24,546,771
Raw materials and work in process	968,678	853,200
Inventory in transit	3,697,657	900,859
	$36,001,590	$26,300,830

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2013, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first six months of 2014.

A summary of changes in our goodwill for the periods ended June 30, 2014 and 2013 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2012	$607,319	$383,406	$990,725
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(7,412)	-	(7,412)
Impairments	-	-	-
Balance, June 30, 2013	$599,907	$383,406	$983,313
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2013	$598,579	$383,406	$981,985
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(458)	-	(458)
Impairments	-	-	-
Balance, June 30, 2014	$598,121	$383,406	$981,527

Other intangibles consist of the following:

	As of June 30, 2014			As of December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$503,204	$41,165	$544,369	$487,891	$56,478
Non-Compete Agreements	181,111	141,694	39,417	181,216	134,466	46,750
	$725,480	$644,898	$80,582	$725,585	$622,357	$103,228

We recorded amortization expense of $22,646 during the first six months of 2014 compared to $19,712 during the first half of 2013.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2014	$198	$45,004	$45,202
2015	108	$40,302	$40,410
2016	108	5,667	5,775
2017	90	1,000	1,090
2018	-	750	750

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

Recent Accounting Pronouncements.  In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists” to eliminate the diversity in practice associated with the presentation of unrecognized tax benefits in instances where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In May 2014, FASB issued Accounting Standards Update 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers,” to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Companies are permitted to apply the guidance in ASC 606 using one of the following two methods: retrospectively to each prior period presented in accordance with ASC 250, subject to certain practical expedients; or retrospectively with a cumulative effect adjustment to opening retained earnings in the period of initial adoption. If applying this transition method, an entity should apply the new revenue recognition guidance only to contracts not completed under existing U.S. GAAP at the date of adoption. We are currently evaluating the adoption method to apply and the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

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

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million. The revolver bears interest at LIBOR plus 2% (2.16% at June 30, 2014) and was to mature on June 30, 2014.  On June 23, 2014, we executed a Note Modification Agreement which increased the maximum amount available from $4 million to $6 million and extended the maturity date from June 30, 2014 to June 30, 2015.  All other terms remain unchanged.  Interest is paid monthly. The note was obtained for working capital purposes and is secured by the real estate and improvements located at 1900 Southeast Loop 820, Fort Worth Texas.

At June 30, 2014 and December 31, 2013, the amount outstanding under the above agreements consisted of the following:

	June 30, 2014	December 31, 2013
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$2,244,375	$2,598,750
Line of Credit Note with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 12, 2012, as amended on June 23, 2014, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 2%; matures June 30, 2015	$2,250,000	-
	4,494,375	2,598,750
Less - Current maturities	(2,452,500)	(202,500)
	$2,041,875	$2,396,250

On August 5, 2014, we drew another $3 million on the line of credit to fund additional inventory purchases and pay the one-time special dividend, leaving $750,000 in availability on the line.

3.	STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors during the six months ended June 30, 2013, while no options were awarded during the six months ended June 30, 2014.  The options vest and become exercisable six months from the option grant date.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $5,843 and $11,686 for the quarter and six months ended June 30, 2013, respectively, as a component of operating expenses.  No share based compensation expense pertaining to stock options grants was recognized in 2014.

During the six months ended June 30, 2014 and 2013, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	$4.53	121,600
Granted	6.87	12,000
Cancelled	-	-
Exercised	4.24	(22,000)
Outstanding, June 30, 2013	$4.84	111,600	5.72	$167,186
Exercisable, June 30, 2013	$4.60	99,600	5.24	$155,500

Outstanding, January 1, 2014	$5.04	84,600
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, June 30, 2014	$5.04	84,600	6.47	$104,656
Exercisable, June 30, 2014	$5.04	84,600	6.47	$104,656

Other information pertaining to option activity during the six-month periods ended June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Weighted average grant-date fair value of stock options granted	N/A	$11,686
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	N/A	$51,260

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013
Volatility	N/A	19.1%
Expected option life	N/A	3 years
Interest rate (risk free)	N/A	0.80%
Dividends	None	None

There was no unrecognized compensation cost pertaining to stock option grants as of June 30, 2014 and 2013.

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

A summary of the activity for nonvested restricted common stock awards as of June 30, 2014 is presented below:

	Shares	Grant Fair Value
Balance, January 1, 2014	-	-
Granted	34,601	$8.96
Forfeited	-	-
Vested	-	-
Balance, June 30, 2014	34,601	$8.96

Pertaining to restricted stock awards, we recognized share based compensation expense of $29,065 during the three and six months ended June 30, 2014 as a component of operating expenses.  As of June 30, 2014, there was unrecognized compensation cost related to non-vested restricted stock awards of $280,960 to be recognized in equal amounts over a period of four years.

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,765,485	$1,629,353	$3,619,897	$3,215,674
Numerator for basic and diluted earnings per share	1,765,485	1,629,353	3,619,897	3,215,674
Denominator:
Weighted-average shares outstanding-basic	10,198,733	10,167,649	10,198,733	10,165,060

Effect of dilutive securities:
Stock options	39,376	48,886	39,067	40,379
Restricted stock	1,714	-	1,647	-
Dilutive potential common shares	41,090	48,886	40,714	40,379
Denominator for diluted earnings per share-weighted-average shares	10,239,823	10,216,535	10,239,447	10,205,439

Basic earnings per share	$0.17	$0.16	$0.35	$0.32
Diluted earnings per share	$0.17	$0.16	$0.35	$0.32

The net effect of converting stock options and warrants to purchase 119,201 and 133,600 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted earnings per share for the quarters ended June 30, 2014 and 2013, respectively.

5.	CASH DIVIDEND

On June 9, 2014, our Board of Directors authorized a $0.25 per share special one-time cash dividend to be paid to stockholders of record at the close of business on July 7, 2014. The cash dividend, totaling $2.5 million, will be paid to stockholders on August 8, 2014. Our Board will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended June 30, 2014
Net sales	$6,457,467	$12,201,624	$1,044,516	$19,703,607
Gross profit	4,774,051	7,308,073	697,482	12,779,606
Operating earnings	1,106,942	1,427,913	121,422	2,656,277
Interest (expense)	(44,855)	-	-	(44,855)
Other income (expense), net	15,398	-	(10,064)	5,334
Income before income taxes	1,077,485	1,427,913	111,358	2,616,756

Depreciation and amortization	238,783	113,319	17,263	369,365
Fixed asset additions	160,847	145,768	1,185	307,800
Total assets	$45,455,609	$14,967,724	$2,314,779	$62,738,112

For the quarter ended June 30, 2013
Net sales	$6,728,586	$11,242,080	$1,002,347	$18,973,013
Gross profit	4,648,116	6,670,357	601,648	11,920,121
Operating earnings	883,533	1,377,105	85,426	2,346,064
Interest (expense)	(51,544)	-	-	(51,544)
Other income (expense), net	60,212	16	38,056	98,284
Income before income taxes	892,201	1,377,121	123,482	2,392,804

Depreciation and amortization	221,625	64,193	13,790	299,608
Fixed asset additions	830,162	149,985	-	980,147
Total assets	$39,552,986	$10,815,721	$2,787,275	$53,155,982

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the six months ended June 30, 2014
Net sales	$13,281,435	$24,157,978	$2,102,660	$39,542,073
Gross profit	9,304,260	14,806,489	1,384,580	25,495,329
Operating earnings	2,479,579	2,900,616	242,745	5,622,940
Interest (expense)	(90,683)	-	-	(90,683)
Other income (expense), net	25,174	-	(18,496)	6,678
Income before income taxes	2,414,070	2,900,616	224,249	5,538,935

Depreciation and amortization	464,639	217,760	33,521	715,920
Fixed asset additions	397,057	501,967	50,058	949,082
Total assets	$45,455,609	$14,967,724	$2,314,779	$62,738,112

For the six months ended June 30, 2013
Net sales	$13,458,320	$22,801,941	$1,950,579	$38,210,840
Gross profit	8,813,271	13,831,585	1,206,094	23,850,950
Operating earnings	1,896,498	2,891,944	178,482	4,966,924
Interest expense	(107,638)	-	-	(107,638)
Other income (expense), net	74,705	26	50,292	125,023
Income before income taxes	1,863,565	2,891,970	228,774	4,984,309

Depreciation and amortization	413,158	121,622	27,930	562,710
Fixed asset additions	1,568,898	392,134	1,668	1,962,700
Total assets	$39,552,986	$10,815,721	$2,787,275	$53,155,982

Net sales for geographic areas were as follows for the three and six months ended June 30, 2014 and 2013:

Three months ended June 30,	2014	2013
United States	$16,432,956	$15,741,570
Canada	2,030,752	1,918,986
All other countries	1,239,899	1,312,457
	$19,703,607	$18,973,013

Six months ended June 30,	2014	2013
United States	$33,078,842	$31,937,964
Canada	3,926,810	3,838,709
All other countries	2,536,421	2,434,167
	$39,542,073	$38,210,840

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three and six-month periods ended June 30, 2014 and 2013.  We do not have any significant long-lived assets outside of the United States.

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

Our International Leathercraft segment operates 3 company-owned stores, all located outside of North America.  These stores operate as combination retail / wholesale stores and consist of one store in Northampton, United Kingdom, one store in Sydney, Australia, and one store in Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new international stores in 2014.

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

➢	We may be unsuccessful in implementing our planned international expansion, which could impair the value of our brand, harm our business and negatively affect our results of operations.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

The following tables present selected financial data of each of our three segments for the quarters ended June 30, 2014 and 2013.

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013
	Sales	Income from Operations	Sales	Income from Operations
Wholesale Leathercraft	$6,457,467	$1,106,942	$6,728,586	$883,533
Retail Leathercraft	12,201,624	1,427,913	11,242,080	1,377,105
Int’l Leathercraft	1,044,516	121,422	1,002,347	85,426
Total Operations	$19,703,607	$2,656,277	$18,973,013	$2,346,064

Consolidated net sales for the quarter ended June 30, 2014 increased approximately $730,000, or 3.9%, compared to the same period in 2013.  Retail Leathercraft reported the largest percentage sales gain of 8.5%, followed by International Leathercraft, reporting a sales gain of 4.2%.  Wholesale Leathercraft reported a sales decrease of 4%.  Income from operations on a consolidated basis for the quarter ended June 30, 2014 increased 13.2%, or approximately $310,000, from the second quarter of 2013 due to the improvement in gross profit margin.

The following table shows in comparative form our consolidated net income for the second quarters of 2014 and 2013:
	2014	2013	% change
Net income	$1,765,485	$1,629,353	8.4%

All segments contributed to our consolidated net income.  Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of national craft chains only.  The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2014 and 2013:

	Quarter ended
Customer Group	06/30/14	06/30/13
RETAIL (end users, consumers, individuals)	43%	38%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	5%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	45%
MANUFACTURERS	6%	6%
NATIONAL ACCOUNTS	2%	6%
	100%	100%

Net sales decreased 4.0%, or approximately $271,000, for the second quarter of 2014 compared to the second quarter of 2013 as follows:

	# Stores	Qtr Ended 06/30/14	# Stores	Qtr Ended 06/30/13	$ Change	% Change
Same store sales	29	$6,451,664	29	$6,347,666	$103,998	1.6%
National account group		5,803		380,920	(375,117)	(98.5)%
Total sales	29	$6,457,467	29	$6,728,586	$(271,119)	(4.0)%

Sales to our retail and manufacturing customers increased in the second quarter of 2014 compared to the second quarter of 2013, while sales to our wholesale and institution group customers were down slightly.  Sales to our national account customers ended in April – the result of a decision we made to eliminate certain products from our product line that these customers were buying.  These products were eliminated due to unacceptable gross profit margins.  Income from operations for Wholesale Leathercraft during the current quarter increased by $223,000 from the comparative 2013 quarter, an increase of 25%.

An increase in gross profit of approximately $126,000, along with a reduction in operating expenses of approximately $97,000, contributed to the improvement in income from operations compared to last year’s second quarter.  Gross profit as a percentage of sales increased from 69.1% in the second quarter of 2013 to 73.9% in the second quarter of 2014, due to an increase in sales to our retail customers, which generally brings higher gross profit margins as compared to other customer groups, and more sales of non-leather products, which also brings higher gross profit margins than that of leather sales.  Operating expenses increased slightly as a percentage of sales due to the decrease in sales this quarter compared to last year’s comparable quarter, but decreased in dollars. Expense decreases occurred in legal and professional fees, repairs/maintenance, and supplies.  This was partially offset by an increase in employee compensation.

Retail Leathercraft

Our Retail Leathercraft operation consists of 80 Tandy Leather Company retail stores at June 30, 2014 compared to 78 stores at June 30, 2013.  Net sales increased 8.5% for the second quarter of 2014 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/14	# Stores	Qtr Ended 06/30/13	$ Change	% Change
Same store sales	76	$11,811,841	76	$11,077,281	$734,560	6.6%
New store sales	4	389,783	-	-	389,783	N/A
Closed store sales	2	-	2	164,799	(164,799)	N/A
Total sales	80	$12,201,624	78	$11,242,080	$959,544	8.5%

The following table presents sales mix by customer categories for the quarters ended June 30, 2014 and 2013 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	06/30/14	06/30/13
RETAIL (end users, consumers, individuals)	57%	57%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	36%	35%
MANUFACTURERS	3%	3%
	100%	100%

Sales to retail and wholesale customer groups increased over the second quarter of 2013, while sales to our institution and manufacturers customer groups declined slightly over the same period.

Income from operations increased approximately $51,000, in the quarter ended June 30, 2014, or 3.7%, from the comparative 2013 quarter due to an increase in gross profit offset partially by an increase in operating expenses.  Our gross profit increased by approximately $638,000 from the comparable 2013 quarter primarily due to higher sales.  Operating expenses as a percentage of sales rose from 47.1% in the second quarter of 2013 to 59.9% in the second quarter of 2014.  The increase in operating expenses of approximately $587,000 in the second quarter of 2014 compared to the second quarter of 2013 was caused by increases in employee compensation and benefits (approximately $208,000), rent and utilities expense (approximately $137,000), and depreciation (approximately $49,000), and advertising expenses (approximately $125,000).  A portion of these expense increases were attributable to the four new stores opened since November 2013.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2014 and 2013, the segment contained three stores, with one each located in United Kingdom, Australia, and Spain. This segment’s sales totaled approximately $1,044,000 for the second quarter of 2014, compared to approximately $1,002,000 in the second quarter of 2013, an improvement of 4.2%.  Operating expenses totaled approximately $576,000 in the second quarter of 2014, up from approximately $516,000 in last year’s second quarter.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, rent, travel, and shipping costs to customers.

Other Expenses

We paid approximately $45,000 in interest on our bank debt in the second quarter of 2014, compared to approximately $51,000 in the second quarter of 2013.  We recorded an expense of approximately $10,000 for currency fluctuations in the second quarter of 2014.  Comparatively, in the second quarter of 2013, we recorded income of approximately $38,000 for currency fluctuations.

Six Months Ended June 30, 2014 and 2013

The following table presents selected financial data of each of our three segments for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$13,281,435	$2,479,579	$13,458,320	$1,896,498
Retail Leathercraft	24,157,978	2,900,616	22,801,941	2,891,944
International Leathercraft	2,102,660	242,745	1,950,579	178,482
Total Operations	$39,542,073	$5,622,940	$38,210,840	$4,966,924

Consolidated net sales for the six months ended June 30, 2014 were up 3% compared to the same period in 2013, increasing approximately $1.3 million.  Retail Leathercraft contributed the largest sales increase of approximately $1.4 million, followed by International Leathercraft reporting an increase of approximately $152,000.  Wholesale Leathercraft reported a decrease of approximately $177,000.  The increase in inventory at the stores, coupled with strong advertising efforts, contributed to the overall sales increase.  Operating income on a consolidated basis for the six months ended June 30, 2014 was up 13.0% compared to the first half of 2013, increasing approximately $656,000.

The following table shows in comparative form our consolidated net income for the first half of 2014 and 2013:

	2014	2013	% change
Net income	$3,619,897	$3,215,674	12.6%

Wholesale Leathercraft

Net sales decreased 1.3%, or approximately $177,000, for the first half of 2014 as follows:

	# Stores	Six Months Ended 06/30/14	Six Months Ended 06/30/13	$ Change	% Change
Same store sales	29	$12,932,785	$12,791,987	$140,798	1.1%
National account group	-	348,650	666,333	(317,683)	(47.7)%
Total sales	29	$13,281,435	$13,458,320	$(176,885)	(1.3)%

Sales to our national account customers have been declining over time due to the elimination of certain products from our product line that these customers were buying (as these products have not historically provided an acceptable gross profit margin).  Our final sale to this customer group occurred in April 2014.

 The following table presents the combined sales mix by customer categories for the six months ended June 30, 2014 and 2013:

	Six Months Ended
Customer Group	06/30/14	06/30/13
RETAIL (end users, consumers, individuals)	44%	39%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	42%	44%
MANUFACTURERS	6%	6%
NATIONAL ACCOUNTS	4%	7%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2014 increased by approximately $583,000 from the comparative 2013 period, a 31% improvement, due to an increase in gross profit and a reduction in operating expenses.  Compared to the first six months of 2013, operating expenses decreased approximately $92,000 for the first half of 2014, holding steady as a percentage of sales at 51.4%.

Retail Leathercraft

Net sales were up 5.9% for the first half of 2014 over the same period last year.

	# Stores	Six Months Ended 06/30/14	Six Months Ended 06/30/13	$ Change	% Change
Same (existing) store sales	76	$23,421,926	$22,471,947	$949,979	4.2%
New store sales	4	736,052	-	736,052	N/A
Closed store sales	2	-	329,994	(329,994)	N/A
Total sales	80	$24,157,978	$22,801,941	$1,356,037	5.9%

The following table presents sales mix by customer categories for the six months ended June 30, 2014 and 2013 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/14	06/30/13
RETAIL (end users, consumers, individuals)	59%	60%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	35%	34%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	2%
	100%	100%

The retail stores averaged approximately $50,000 in sales per month for the first half of 2014.  By comparison, these stores averaged $49,000 in sales per month for the first half of 2013.

Operating income for the first six months of 2014 increased approximately $9,000 from the comparative 2013 period, decreasing as a percentage of sales from 12.7% in the first half of 2013 to 12.0% in the first half of 2014.  Gross margin increased from 60.7% to 61.3% due to the customer and product mix.  The ratio of retail sales, which brings a higher margin, to non-retail sales, which brings a lower margin, can affect gross profit margin positively or negatively.  During the first six months of 2014, retail sales increased faster than non-retail sales, resulting in an improvement in gross profit margin.  Operating expenses as a percentage of sales were 49.3% for the first half of 2014, increasing from 48.0% for the first half of 2013, as consolidated expenses grew faster than sales.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2014 and 2013, the segment contained three stores with one each located in United Kingdom, Australia, and Spain. Net sales increased 7.8% for the first half of 2014 over the same period last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Six Months Ended 06/30/14	Six Months Ended 06/30/13	$ Change	% Change
Same store sales	3	$2,102,660	$1,950,579	$152,081	7.8%
New store sales	-	-	-	-	-
Total sales	3	$2,102,660	$1,950,579	$152,081	7.8%

Gross profit margin as a percentage of sales increased from 61.8% in the first half of 2013 to 65.6% in the first half of 2014.  Selling prices are determined based on the currency conversion between the U.S. dollar and the local currency.  In addition, gross profit margin is affected by sales mix – the ratio of higher margin products (tools, supplies, etc.) to lower margin products (leather).  Operating expenses totaled approximately $1.1 million in the first half of 2014, up approximately $114,000 from approximately $1.0 million in the first half of 2013.  Advertising expenses increased approximately $64,000 compared to the comparable period last year, while employee compensation increased approximately $18,000 and travel expenses increased approximately $20,000.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, shipping costs to customers, and rent.

Other Expenses

We paid approximately $91,000 in interest on our bank debt in the first six months of 2014, compared to approximately $108,000 in the first six months of 2013.  We recorded approximately $3,000 in interest income on our cash balances in the six months ended June 30, 2014 compared to approximaely $1,600 in the six months ended June 30, 2013.  We recorded an expense of approximately $18,000 for currency fluctuations in the first half of 2014.  Comparatively, in the first half of 2013, we recorded income of approximately $50,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from approximately $56.4 million at year-end 2013 to approximately $62.7 million at June 30, 2014.  Total stockholders’ equity increased from approximately $44.6 million at December 31, 2013 to approximately $45.8 million at June 30, 2014, the increase being attributable to our net income earned in the first half of 2014, partially offset by the special, one-time dividend of approximately $2.5 million that was approved by our Board of Directors in June.  Our current ratio decreased from 5.0 at December 31, 2013 to 3.4 at June 30, 2014 due primarily to the approximately $2.2 million borrowings on our line of credit in the second quarter of 2014 and the accrued dividend that will be paid in August.

As of June 30, 2014, our investment in inventory increased by approximately $9.7 million from year-end 2013.  The majority of the increase was caused by the arrival in the second quarter of a large portion of the new products that we will introduce in our annual catalog later this year.  Historically, the majority of that product arrives in the third quarter.  Inventory turnover reached an annualized rate of 2.5 times during the first half of 2014, decreasing from 2.9 times for the first half of 2013.  Inventory turnover was 3.0 times for all of 2013.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was approximately $796,000 at June 30, 2014, up approximately $34,000 from approximately $762,000 at year-end 2013.  The average days to collect accounts for the first half of 2014 were 38 days, improving from 45 days for the first half of 2013.  We monitor our customer accounts very closely in an effort to minimize the risk of uncollectible accounts in the current economic environment.  Our allowance for doubtful accounts decreased from year-end 2013 to June 30, 2014 as a result of our collecting a number of various older accounts, which also contributed to the reduction in the days outstanding.

Accounts payable increased approximately $171,000 to approximately $2.1 million at June 30, 2014 compared to $1.9 million at year-end 2013 due to the increase in inventory during the quarter.  Accrued expenses increased from approximately $5.8 million at December 31, 2013 to approximately $6.7 million at June 30, 2014.  The increase in the inventory in transit at June 30, 2014 compared to that at December 31, 2013, offset by the payment of the 2013 manager bonuses in March 2014 accounted for the increase.

During the first half of 2014, cash flow used by operating activities was approximately $4.6 million.  The increase in inventory of approximately $9.7 million, offset by net income of approximately $3.6 million and the increase in accounts payable and accrued expenses of approximately $1.1 million accounted for the use of operating cash during the first half of 2014.

By comparison, during the first six months of 2013, cash flow provided by operating activities was approximately $2.2 million. Net income of approximately $3.2 million and the increase in accounts payable of approximately $1.3 million, offset by the increase in inventory of approximately $1.6 million accounted for the operating cash provided in the first six months of 2013.

Cash flow used by investing activities totaled approximately $925,000 in the first six months of 2014, consisting primarily of the purchase of store fixtures, factory equipment, and computer equipment.  In the first six months of 2013, cash flow used in investing activities totaled approximately $2.0 million, consisting primarily of the building constructed to house our flagship store, which opened in June 2013, and purchases of store fixtures and computer equipment.

Cash flow provided by financing activities totaled approximately $1.9 million in the first half of 2014, consisting of borrowing against our line of credit totaling approximately $2.2 million, partially offset by debt repayments of approximately $354,000.  Cash flows used by financial activities totaled approximately $405,000 in the first half of 2013, consisting entirely of debt repayments.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances, internally generated funds, and occasional borrowings on our line of credit with JPMorgan Chase Bank.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2
Bylaws of The Leather Factory, Inc. (n/k/a Tandy Leather Factory, Inc.), filed as Exhibit 3.5 to the Current Report on Form 8-K filed by Tandy Leather Factory, Inc (f/k/a The Leather Factory, Inc.) with the Securities and Exchange Commission on July 14, 2004 and incorporated by reference herein.

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Tandy Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory’s Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013 and incorporated by reference herein.

10.1
Note Modification Agreement dated as of June 19, 2014 between Tandy Leather Factory, Inc. and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2014 and incorporated by reference herein.

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
______________
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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 14, 2014	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: August 14, 2014	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)