Form 10-Q
period 2014-09-30
TANDY LEATHER FACTORY INC
filed 2014-11-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 10, 2014
Common Stock, par value $0.0024 per share	10,245,534

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2014 (unaudited)	December 31, 2013 (audited)
ASSETS
CURRENT ASSETS:
Cash	$4,866,016	$11,082,679
Accounts receivable-trade, net of allowance for doubtful accounts
of $1,000 and $1,000 in 2014 and 2013, respectively	702,002	762,405
Inventory	39,365,204	26,300,830
Prepaid income taxes	463,329	-
Deferred income taxes	419,824	309,533
Prepaid expenses	1,621,327	1,609,644
Other current assets	98,580	478,593
Total current assets	47,536,282	40,543,684

PROPERTY AND EQUIPMENT, at cost	21,808,785	20,290,990
Less accumulated depreciation and amortization	(6,763,514)	(5,863,280)
	15,045,271	14,427,710

GOODWILL	975,657	981,985
OTHER INTANGIBLES, net of accumulated amortization of approximately
$655,000 and $622,000 in 2014 and 2013, respectively	69,304	103,228
OTHER assets	334,991	341,959
TOTAL ASSETS	$63,961,505	$56,398,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,942,108	$1,884,637
Accrued expenses and other liabilities	5,940,106	5,808,882
Income taxes payable	-	272,198
Current maturities of long-term debt	6,202,500	202,500
Total current liabilities	14,084,714	8,168,217

DEFERRED INCOME TAXES	1,095,362	1,212,557

LONG-TERM DEBT, net of current maturities	1,991,250	2,396,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,239,157 and 11,192,356 shares issued at 2014 and 2013, respectively;
10,245,534 and 10,198,733 shares outstanding at 2014 and 2013, respectively	26,979	26,862
Paid-in capital	5,993,953	5,892,907
Retained earnings	44,206,367	41,507,592
Treasury stock at cost (993,623 shares at 2014 and 2013)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	(543,052)	88,249
Total stockholders’ equity	46,790,179	44,621,542
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,961,505	$56,398,566

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2014 and 2013

	THREE MONTHS		NINE MONTHS
	2014	2013	2014	2013
NET SALES	$19,417,234	$18,524,604	$58,959,307	$56,735,444

COST OF SALES	7,242,525	6,823,661	21,289,269	21,183,551

Gross profit	12,174,709	11,700,943	37,670,038	35,551,893

OPERATING EXPENSES	9,717,782	9,295,590	29,590,171	28,179,616

INCOME FROM OPERATIONS	2,456,927	2,405,353	8,079,867	7,372,277

OTHER INCOME (EXPENSE):
Interest expense	(63,684)	(51,021)	(154,367)	(158,659)
Other, net	37,525	13,777	44,203	138,800
Total other income (expense)	(26,159)	(37,244)	(110,164)	(19,859)

INCOME BEFORE INCOME TAXES	2,430,768	2,368,109	7,969,703	7,352,418

PROVISION FOR INCOME TAXES	802,206	806,277	2,721,244	2,574,912

NET INCOME	$1,628,562	$1,561,832	$5,248,459	$4,777,506

NET INCOME PER COMMON SHARE:
Basic	$0.16	$0.15	$0.51	$0.47
Diluted	$0.16	$0.15	$0.51	$0.47

Weighted Average Number of Shares Outstanding:
Basic	10,203,711	10,176,744	10,200,411	10,163,490
Diluted	10,241,410	10,221,512	10,240,109	10,205,348

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2014 and 2013

	THREE MONTHS		NINE MONTHS
	2014	2013	2014	2013
NET INCOME	$1,628,562	$1,561,832	$5,248,459	$4,777,506

Foreign currency translation adjustments	(721,916)	272,799	(631,301)	(88,694)

COMPREHENSIVE INCOME	$906,646	$1,834,631	$4,617,158	$4,688,812

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,248,459	$4,777,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,088,758	889,395
Loss on disposal or abandonment of assets	8,603	89,531
Non-cash stock-based compensation	48,441	11,686
Deferred income taxes	(227,486)	190,144
Other	(606,442)	(70,330)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade, net	60,403	(122,953)
Inventory	(13,064,374)	(3,629,704)
Income taxes	(735,527)	(119,811)
Prepaid expenses	(11,683)	(1,069,399)
Other current assets	380,013	(276,072)
Accounts payable-trade	57,471	686,823
Accrued expenses and other liabilities	131,224	(15,234)
Total adjustments	(12,870,599)	(3,435,924)
Net cash provided by (used in) operating activities	(7,622,140)	1,341,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,719,464)	(2,415,484)
Proceeds from sale of assets	19,935	515
Decrease (increase) in other assets	6,968	(420)
Net cash used in investing activities	(1,692,561)	(2,415,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in revolving credit loans	6,000,000	-
Payments on notes payable and long-term debt	(405,000)	(455,625)
Proceeds from issuance of common stock	52,722	113,800
Payment of cash dividend	(2,549,684)	-
Net cash provided by (used in) financing activities	3,098,038	(341,825)

NET CHANGE IN CASH	(6,216,663)	(1,415,632)

CASH, beginning of period	11,082,679	7,705,182

CASH, end of period	$4,866,016	$6,289,550

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$154,367	$158,659
Income tax paid during the period, net of (refunds)	$3,690,817	$2,507,842

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2012	10,162,442	$26,775	$5,767,508	$(2,894,068)	$34,241,875	$378,927	$37,521,017

Shares issued – stock options exercised	36,291	87	113,713	-	-	-	113,800
Stock-based compensation	-	-	11,686	-	-	-	11,686
Net income	-	-	-	-	4,777,506	-	4,777,506
Translation adjustment	-	-	-	-	-	(88,694)	(88,694)
BALANCE, September 30, 2013	10,198,733	$26,862	$5,892,907	$(2,894,068)	$39,019,381	$290,233	$42,335,315

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2013	10,198,733	$26,862	$5,892,907	$(2,894,068)	$41,507,592	$88,249	$44,621,542

Shares issued – stock options exercised	12,200	29	52,693	-	-	-	52,722
Stock-based compensation	34,601	88	48,353	-	-	-	48,441
Cash dividend	-	-	-	-	(2,549,684)	-	(2,549,684)
Net income	-	-	-	-	5,248,459	-	5,248,459
Translation adjustment	-	-	-	-	-	(631,301)	(631,301)
BALANCE, September 30, 2014	10,245,534	$26,979	$5,993,953	$(2,894,068)	$44,206,367	$(543,052)	$46,790,179

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2014 and December 31, 2013, and its results of operations and cash flows for the three and/or nine-month periods ended September 30, 2014 and 2013.  Operating results for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The components of inventory consist of the following:

	As of
	September 30, 2014	December 31, 2013
Inventory on hand:
Finished goods held for sale	$36,593,039	$24,546,771
Raw materials and work in process	1,196,573	853,200
Inventory in transit	1,575,592	900,859
	$39,365,204	$26,300,830

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2013, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first nine months of 2014.

A summary of changes in our goodwill for the periods ended September 30, 2014 and 2013 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2012	$607,319	$383,406	$990,725
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(4,572)	-	(4,572)
Impairments	-	-	-
Balance, September 30, 2013	$602,747	$383,406	$986,153
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2013	$598,579	$383,406	$981,985
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(6,328)	-	(6,328)
Impairments	-	-	-
Balance, September 30, 2014	$592,251	$383,406	$975,657

Other intangibles consist of the following:

	As of September 30, 2014			As of December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$510,815	$33,554	$544,369	$487,891	$56,478
Non-Compete Agreements	179,768	144,018	35,750	181,216	134,466	46,750
	$724,137	$654,833	$69,304	$725,585	$622,357	$103,228

We recorded amortization expense of $33,924 during the first nine months of 2014 compared to $30,890 during the same period of 2013.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million. The revolver bears interest at LIBOR plus 2% (2.24% at September 30, 2014) and was to mature on June 30, 2014.  On June 23, 2014, we executed a Note Modification Agreement which increased the maximum amount available from $4 million to $6 million and extended the maturity date from June 30, 2014 to June 30, 2015.  All other terms remain unchanged.  Interest is paid monthly. The note was obtained for working capital purposes and is secured by the real estate and improvements located at 1900 Southeast Loop 820, Fort Worth, Texas.

At September 30, 2014 and December 31, 2013, the amount outstanding under the above agreements consisted of the following:

	September 30, 2014	December 31, 2013
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$2,193,750	$2,598,750
Line of Credit Note with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 12, 2012, as amended on June 23, 2014, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 2%; matures June 30, 2015	$6,000,000	-
	8,193,750	2,598,750
Less - Current maturities	(6,202,500)	(202,500)
	$1,991,250	$2,396,250

3.           STOCK-BASED COMPENSATION

We have one stock option plan which provides for annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, 12,000 options were awarded to directors in the first nine months of 2013, while no options were awarded in 2014.  These options vest and become exercisable six months from the option grant date.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock as of closing on the date the option was granted, and no option has a term in excess of ten years.  We recognized share-based compensation expense of $0 and $11,686, respectively, for the quarter and nine months ended September 30, 2013 as a component of operating expenses.  No share based compensation expense pertaining to stock options grants was recognized in 2014.

During the nine months ended September 30, 2014 and 2013, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	$4.53	121,600
Granted	6.87	12,000
Cancelled	-	-
Exercised	4.23	(49,000)
Outstanding, September 30, 2013	$5.04	84,600	7.22	$104,656
Exercisable, September 30, 2013	$5.04	84,600	7.22	$104,656

Outstanding, January 1, 2014	$5.04	84,600
Granted	-	-
Cancelled	-	-
Exercised	4.32	(12,200)
Outstanding, September 30, 2014	$5.78	72,400	6.42	$89,840
Exercisable, September 30, 2014	$5.78	72,400	6.42	$89,840

Other information pertaining to option activity during the nine-month periods ended September 30, 2014 and 2013 are as follows:

	September 30, 2014	September 30, 2013
Weighted average grant-date fair value of stock options granted	N/A	$0.97
Total fair value of stock options vested	N/A	$11,686
Total intrinsic value of stock options exercised	$14,816	$113,790

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013
Volatility	N/A	19.1%
Expected option life	N/A	3 years
Interest rate (risk free)	N/A	0.80%
Dividends	None	None

There was no unrecognized compensation cost as of September 30, 2014 or 2013.

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

A summary of the activity for nonvested restricted common stock awards as of September 30, 2014 is presented below:

	Shares	Grant Fair Value
Balance, January 1, 2014	-	-
Granted	34,601	$8.96
Forfeited	-	-
Vested	-	-
Balance, September 30, 2014	34,601	$8.96

Pertaining to restricted stock awards, we recognized share based compensation expense of $19,376 and $48,441, respectively, during the three and nine months ended September 30, 2014 as a component of operating expenses.  As of September 30, 2014, there was unrecognized compensation cost related to non-vested restricted stock awards of $261,584 to be recognized in equal amounts through the first quarter of 2018.

4.         EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,628,562	$1,561,832	$5,248,459	$4,777,506
Numerator for basic and diluted earnings per share	1,628,562	1,561,832	5,248,459	4,777,506
Denominator:
Weighted-average shares outstanding-basic	10,203,711	10,176,744	10,200,411	10,163,490

Effect of dilutive securities:
Stock options	36,294	44,768	38,133	41,858
Restricted stock	1,405	-	1,565	-
Dilutive potential common shares	37,699	44,768	39,698	41,858
Denominator for diluted earnings per share-weighted-average shares	10,241,410	10,221,512	10,240,109	10,205,348

Basic earnings per share	$0.16	$0.15	$0.51	$0.47
Diluted earnings per share	$0.16	$0.15	$0.51	$0.47

The net effect of exercising stock options to purchase 84,600 and 111,600 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted earnings per share for the quarter ended September 30, 2014 and 2013, respectively. In addition, the net effect of the restricted stock awards consisting of 34,601 shares has been included in the computation of diluted earnings per share for the quarter ended September 30, 2014.

5.           CASH DIVIDEND

On June 9, 2014, our Board of Directors authorized a $0.25 per share special one-time cash dividend to be paid to stockholders of record at the close of business on July 7, 2014. The cash dividend, totaling approximately $2.5 million, was paid to stockholders on August 8, 2014. Our Board will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended September 30, 2014
Net sales	$6,294,745	$12,068,832	$1,053,657	$19,417,234
Gross profit	4,283,949	7,167,486	723,274	12,174,709
Operating earnings	1,000,329	1,270,884	185,714	2,456,927
Interest expense	(63,684)	-	-	(63,684)
Other income (expense), net	19,556	-	17,969	37,525
Income before income taxes	956,201	1,270,884	203,683	2,430,768

Depreciation and amortization	241,264	114,516	17,058	372,838
Fixed asset additions	489,660	279,829	893	770,382
Total assets	$44,943,519	$16,439,542	$2,578,444	$63,961,505

For the quarter ended September 30, 2013
Net sales	$6,476,676	$11,128,646	$919,282	$18,524,604
Gross profit	4,358,097	6,752,739	590,107	11,700,943
Operating earnings	956,721	1,351,062	97,570	2,405,353
Interest expense	(51,021)	-	-	(51,021)
Other income (expense), net	33,372	-	(19,595)	13,777
Income before income taxes	939,072	1,351,062	77,975	2,368,109

Depreciation and amortization	241,864	71,496	13,325	326,685
Fixed asset additions	290,087	162,697	-	452,784
Total assets	$40,445,814	$11,150,004	$2,589,503	$54,185,321

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the nine months ended September 30, 2014
Net sales	$19,576,180	$36,226,810	$3,156,317	$58,959,307
Gross profit	13,588,209	21,973,975	2,107,854	37,670,038
Operating earnings	3,479,908	4,171,500	428,459	8,079,867
Interest expense	(154,367)	-	-	(154,367)
Other income (expense), net	44,730	-	(527)	44,203
Income before income taxes	3,370,271	4,171,500	427,932	7,969,703

Depreciation and amortization	705,902	332,276	50,580	1,088,758
Fixed asset additions	886,718	781,795	50,951	1,719,464
Total assets	$44,943,519	$16,439,542	$2,578,444	$63,961,505

For the nine months ended September 30, 2013
Net sales	$19,934,996	$33,930,587	$2,869,861	$56,735,444
Gross profit	13,171,368	20,584,324	1,796,201	35,551,893
Operating earnings	2,853,219	4,243,006	276,052	7,372,277
Interest expense	(158,659)	-	-	(158,659)
Other income (expense), net	108,077	26	30,697	138,800
Income before income taxes	2,802,637	4,243,032	306,749	7,352,418

Depreciation and amortization	655,022	193,118	41,255	889,395
Fixed asset additions	1,858,985	554,831	1,668	2,415,484
Total assets	$40,445,814	$11,150,004	$2,589,503	$54,185,321

Net sales for geographic areas were as follows for the three and nine months ended September 30, 2014 and 2013:

Three months ended September 30,	2014	2013
United States	$16,219,193	$15,466,317
Canada	1,908,966	1,889,696
All other countries	1,289,075	1,168,591
	$19,417,234	$18,524,604

Nine months ended September 30,	2014	2013
United States	$49,298,035	$47,404,281
Canada	5,835,776	5,728,405
All other countries	3,825,496	3,602,758
	$58,959,307	$56,735,444

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three or nine-month periods ended September 30, 2014 and 2013.  We do not have any significant long-lived assets outside of the United States.

8.  SUBSEQUENT EVENT – STORE CLOSING

On October 31, 2014, we closed our Chattanooga, Tennessee store, which is part of our Wholesale Leathercraft segment.  We anticipate incurring expenses associated with the store closing in the fourth quarter totaling less than $10,000, which will be included in operating expenses.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 37 states and six Canadian provinces.  Tandy Leather Company, one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding Tandy Leather Company’s industry presence by opening retail stores.  As of August 1, 2014, we were operating 80 Tandy Leather Company retail stores located throughout the United States and Canada.

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

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer to our Annual Report on Form 10-K for fiscal year ended December 31, 2013 for additional information concerning risks and uncertainties that could negatively impact the Company.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

The following tables present selected financial data of each of our three segments for the quarters ended September 30, 2014 and 2013.

	Quarter Ended September 30, 2014		Quarter Ended September 30, 2013
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$6,294,745	$1,000,329	$6,476,676	$956,721
Retail Leathercraft	12,068,832	1,270,884	11,128,646	1,351,062
Int’l Leathercraft	1,053,657	185,714	919,282	97,570
Total Operations	$19,417,234	$2,456,927	$18,524,604	$2,405,353

Consolidated net sales for the quarter ended September 30, 2014 increased approximately $893,000, or 5%, compared to the same period in 2013.  International Leathercraft reported the largest percentage sales gain of 15%, followed by Retail Leathercraft, reporting a sales gain of 8%.  Wholesale Leathercraft reported a sales decrease of 3%.  Operating income on a consolidated basis for the quarter ended September 30, 2014 increased 2%, or approximately $52,000, compared to the third quarter of 2013, due to the improvement in gross profit margin, partially offset by an increase in operating expenses.

The following table shows in comparative form our consolidated net income for the third quarters of 2014 and 2013:

	2014	2013	% change
Net income	$1,628,562	$1,561,832	4.3%

All segments contributed to our consolidated net income.   Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft segment consists of 29 wholesale stores and our National Account sales group.  The National Account sales group’s customers consist of only national craft chains.  The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2014 and 2013:

	Quarter Ended
Customer Group	09/30/14	09/30/13
RETAIL (end users, consumers, individuals)	41%	38%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	48%	43%
MANUFACTURERS	7%	7%
NATIONAL ACCOUNTS	-	7%
	100%	100%

Net sales decreased 2.8%, or approximately $182,000, for the third quarter of 2014 compared to the third quarter of 2013 as follows:

	# Stores	Qtr Ended 09/30/14	Qtr Ended 09/30/13	$ Change	% Change
Same store sales	29	$6,294,745	$6,105,137	$189,608	3.1%
National account group		-	371,539	(371,539)	(100.0)%
Total sales	29	$6,294,745	$6,476,676	(181,931)	(2.8)%

Our same store sales increased 3.1% in the third quarter of 2014, as compared with the same period in 2013.  Compared to the third quarter of 2013, we achieved sales dollar increases in our retail and wholesale customer categories, which were offset somewhat by minimal decreases in our institution, manufacturing, and national account customer categories.  Sales to our national account customers ended in April – the result of a decision we made to eliminate certain products from our product line that these customers were buying.  These products were eliminated due to unacceptable gross profit margins.  Our focus is on sales through our stores, rather than National Accounts, as we believe our stores represent the greatest potential for continued and consistent sales growth.

Operating income for Wholesale Leathercraft during the quarter ended September 30, 2014 increased approximately $44,000, or 5%, from the comparative 2013 quarter.  Our gross profit margin increased from 67.3% to 68.1% as our sales to retail customers increased.  Those sales bring higher margins than sales to wholesale customers.  Operating expenses as a percentage of sales were 52.2%, down approximately $117,000 from the third quarter of 2013.  Significant expense decreases occurred in legal and professional fees ($219,000), offset by increases in bad debts ($20,000), dues and subscriptions ($15,000), repairs and maintenance ($10,000), rent and utilities ($20,000) and supplies ($32,000).  The decrease in legal fees is attributable to new trademark filing fees incurred last year not repeated this year.

Retail Leathercraft

Our Retail Leathercraft segment consists of 80 and 78 Tandy Leather Company retail stores at September 30, 2014 and 2013, respectively.  Net sales increased 8% for the third quarter of 2014 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/14	Qtr Ended 09/30/13	$ Change	% Change
Same store sales	76	$11,664,143	$10,979,163	$684,980	6.2%
New store sales	4	404,689	-	404,689	N/A
Closed store sales	2	-	149,483	(149,483)	(100.0)%
Total sales	80	$12,068,832	$11,128,646	$940,186	8.5%

The following table presents sales mix by customer categories for the quarters ended September 30, 2014 and 2013 for our Retail Leathercraft operation:

	Quarter Ended
Customer Group	09/30/14	09/30/13
RETAIL (end users, consumers, individuals)	58%	57%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	37%	36%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	3%
	100%	100%

Monthly sales per store per month averaged approximately $50,000 in the third quarter of 2014, compared to approximately $48,000 in the third quarter of 2013.

Sales to retail and wholesale customer groups increased over the second quarter of 2013, while sales to our institution and manufacturers customer groups declined slightly over the same period.  Our gross profit margin decreased from 60.7% to 59.4% due to the increase in sales to our wholesale customer group. Operating income decreased approximately $80,000, or 6%, from the comparative 2013 quarter.  Operating income as a percentage of sales declined from 12.1% in the third quarter of 2013 to 10.5% in the third quarter of 2014 due to the increase in operating expenses.  Operating expenses as a percentage of sales increased from 48.5% to 48.9% as expenses grew at a slightly higher rate than that of sales during the quarter.  Operating expenses increased approximately $495,000 over the third quarter of 2013.  Compared to last year’s third quarter, employee compensation increased approximately $187,000, advertising and marketing expenses increased approximately $209,000, and rent and utilities expense increased approximately $120,000.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2014 and 2013, the segment contained three stores, with one each located in United Kingdom, Australia, and Spain. Net sales increased 14.6% for the third quarter of 2014 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/14	Qtr Ended 09/30/13	$ Change	% Change
Same store sales	3	$1,053,657	$919,282	$134,375	14.6%
New store sales	-	-	-	-	N/A
Total sales	3	$1,053,657	$919,282	$134,375	14.6%

Gross profit margin as a percentage of sales increased from 64.2% in the third quarter of 2013 to 68.6% in the third quarter of 2014.  We determine selling prices taking into consideration the currency conversion between the U.S. dollar and the local currency, as well as local market conditions.  Further, the mix of products sold has a direct impact on gross margins.  A larger ratio of non-leather items sold to leather sold will raise margins as non-leather items generally bring higher margins.  Similarly, a larger ratio of leather sold to non-leather items sold will lower margins as leather generally brings lower margins.  Operating expenses totaled approximately $537,000 in the third quarter of 2014, up approximately $45,000 from approximately $492,000 in the third quarter of 2013.  Compared to last year’s third quarter, advertising and marketing expenses were up approximately $27,000 and employee compensation was up approximately $12,000. Advertising and marketing expenses were this segment’s largest expense in the quarter, followed by employee compensation, freight out, legal and professional fees, and rent.

Other Expenses

We paid approximately $64,000 in interest expense in the third quarter of 2014 on our bank debt, related to our building purchase, and the outstanding balance on our line of credit, compared to approximately $51,000 in interest expense in the third quarter last year.  We recorded other income, consisting of gas royalties and miscellaneous non-operating income, of approximately $19,000 in the current quarter compared to approximately $33,000 in last year’s comparable quarter.  We recorded income of approximately $18,000 during the third quarter of 2014 related to currency fluctuations from our international operations.  Comparatively, in the third quarter of 2013, we recorded an expense of approximately $20,000 for currency fluctuations.

Nine Months Ended September 30, 2014 and 2013

The following table presents selected financial data of each of our three segments for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$19,576,180	$3,479,908	$19,934,996	$2,853,219
Retail Leathercraft	36,226,810	4,171,500	33,930,587	4,243,006
International Leathercraft	3,156,317	428,459	2,869,861	276,052
Total Operations	$58,959,307	$8,079,867	$56,735,444	$7,372,277

Consolidated net sales for the nine months ended September 30, 2014 were up 4% compared to the same period in 2013, increasing $2.2 million.  Retail Leathercraft contributed the largest sales increase of approximately $2.3 million, followed by International Leathercraft reporting an increase of approximately $286,000.  Wholesale Leathercraft reported a decrease of approximately $359,000.  The increase in inventory at the stores, coupled with strong advertising efforts, contributed to the overall sales increase.  Operating income on a consolidated basis for the nine months ended September 30, 2014 increased 10%, or approximately $708,000, compared to the first nine months of 2013.

The following table shows in comparative form our consolidated net income for the first three quarters of 2014 and 2013:

	2014	2013	% change
Net income	$5,248,459	$4,777,506	9.9%

Wholesale Leathercraft

Net sales decreased 1.8%, or approximately $359,000, for the first nine months of 2014 as follows:

	# Stores	Nine Months Ended 09/30/14	Nine Months Ended 09/30/13	$ Change	% Change
Same store sales	29	$19,227,530	$18,897,124	$330,406	1.8%
National account group		348,650	1,037,872	(689,222)	(66.4)%
Total sales		$19,576,180	$19,934,996	$(358,816)	(1.8)%

The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
Customer Group	09/30/14	09/30/13
RETAIL (end users, consumers, individuals)	43%	38%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	42%	44%
MANUFACTURERS	6%	7%
NATIONAL ACCOUNTS	5%	7%
	100%	100%

Operating income for Wholesale Leathercraft for the first nine months of 2014 increased by approximately $627,000 from the comparative 2013 period, a 22% improvement.  Comparing the first nine months of 2014 to the first nine months of 2013, gross profit margin increased approximately $417,000, and operating expenses decreased approximately $210,000.  As a percentage of sales, gross profit margin improved from 66.1% to 69.4%, and operating expenses decreased from 51.8% to 51.6%. The primary reason for the operating expense decrease was a reduction in legal fees.

Retail Leathercraft

Net sales were up 6.8% for the first nine months of 2014 over the same period last year.

	# Stores	Nine Months Ended 09/30/14	Nine Months Ended 09/30/13	$ Change	% Change
Same store sales	76	$35,086,069	$33,451,109	$1,634,960	4.9%
New store sales	4	1,140,741	-	1,140,741	N/A
Closed store sales	2	-	479,478	(479,478)	(100.0)%
Total sales	80	$36,226,810	$33,930,587	$2,296,223	6.8%

The following table presents sales mix by customer categories for the nine months ended September 30, 2014 and 2013 for our Retail Leathercraft operation:

	Nine Months Ended
Customer Group	09/30/14	09/30/13
RETAIL (end users, consumers, individuals)	59%	57%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	35%	36%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	2%	3%
	100%	100%

The retail stores’ sales averaged approximately $50,000 per store per month in 2014, compared to approximately $48,000 per store per month in 2013.

Operating income for the first nine months of 2014 decreased approximately $72,000, or 2%, from the comparative 2013 period, and decreased as a percentage of sales from 12.5% in the first nine months of 2013 to 11.5% in the first nine months of 2014 due to expenses growing faster than sales.  Gross profit margin held steady at 60.7% for both nine month periods in 2014 and 2013.  Operating expenses as a percentage of sales were 49.1% for the first nine months of 2014, compared to 48.2% for the first nine months of 2013.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2014 and 2013, the segment contained three stores with one each located in United Kingdom, Australia, and Spain. Net sales increased 10% for the first three quarters of 2014 over the same period last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Nine Months Ended 09/30/14	Nine Months Ended 09/30/13	$ Change	% Change
Same store sales	3	$3,156,317	$2,869,861	$286,456	10.0%
New store sales	-	-	-	-	-
Total sales	3	$3,156,317	$2,869,861	$286,456	10.0%

Gross profit margin as a percentage of sales increased from 62.6% in the first nine months of 2013 to 66.8% in the first nine months of 2014.  Selling prices are determined based on the currency conversion between the U.S. dollar and the local currency.  In addition, gross profit margin is affected by sales mix – the ratio of higher margin products (tools, supplies, etc.) to lower margin products (leather).  Operating expenses totaled approximately $1.7 million in the first nine months of 2014, up approximately $159,000 from $1.5 million in the first nine months of 2013.  Advertising and marketing expenses increased approximately $129,000 compared to the comparable period last year, while employee compensation increased approximately $35,000.  Advertising and marketing expenses is this segment’s largest expense, followed by employee compensation, shipping costs to customers, and rent.

Other Expenses

We paid approximately $154,000 in interest on our bank debt in the first nine months of 2014, compared to approximately $159,000 in the first nine months of 2013.  We recorded approximately $3,500 in interest income in the nine months ended September 30, 2014 compared to approximately $2,300 in last year’s comparable period.  We recorded an expense of approximately $300 in the first three quarters of 2014.  Comparatively, in the same period of 2013, we recorded income of approximately $31,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets were approximately $64 million at September 30, 2014, up approximately $7.6 million from approximately $56.4 million at year-end 2013.  Total stockholders’ equity increased from approximately $44.6 million at December 31, 2013 to approximately $46.8 million at September 30, 2014, the increase being attributable to earnings in the first three quarters of this year, partially offset by the special, one-time dividend of approximately $2.5 million that was paid to our stockholders in August 2014. Our current ratio decreased from 5.0 at December 31, 2013 to 3.4 at September 30, 2014 due to the increase in short-term debt, offset partially by the increase in inventory.

Our investment in inventory increased by approximately $13.1 million from year-end 2013 to September 30, 2014.  Inventory turnover reached an annualized rate of 2.4 times during the first nine months of 2014, slowing from 2.7 times for the first nine months of 2013.  Inventory turnover was 3.0 times for all of 2013.  We compute our inventory turns as sales divided by average inventory.  We significantly increased the amount of inventory carried in our stores and in our warehouse during 2014 to provide our customers with greater product selection and to promote continued sales growth. Further, an increase in inventory during the third quarter is a normal occurrence as we anticipate fourth quarter demand.  We expect our inventory investment to return to more normal levels, which we estimate to be in the $32-33 million range, as we enter 2015.

Trade accounts receivable were approximately $702,000 at September 30, 2014, down approximately $60,000 from $762,000 at year-end 2013.  The average days to collect accounts for the first nine months of 2014 were 34 days, improving from 39 days for the first nine months of 2013.  We monitor our customer accounts closely in an effort to minimize the risk of uncollectible accounts.

Accounts payable increased approximately $57,000 to $1.9 million at September 30, 2014 compared to $1.8 million at year-end 2013.  Accrued expenses increased approximately $131,000 from December 31, 2013 to September 30, 2014.

During the first nine months of 2014, cash flow used by operating activities was approximately $7.6 million. The increase in inventory of approximately $13.1 million, partially offset by net income of approximately $5.2 million accounted for the operating cash used.  By comparison, during the first nine months of 2013, cash flow provided by operating activities was $1.3 million. Net income of $4.8 million, offset by the increase in inventory of $3.6 million accounted for the operating cash provided in the first nine months of 2013.

Cash flow used in investing activities totaled approximately $1.7 million in the first nine months of 2014, consisting primarily of purchases of store fixtures and computer equipment.  In the first three quarters of 2013, cash flow used in investing activities totaled $2.4 million in the first nine months of 2013, consisting primarily of the building constructed to house our flagship store, which opened in June 2013, and purchases of store fixtures and computer equipment.

Cash flow provided by financing activities totaled approximately $3.1 million in the first nine months of 2014, consisting of borrowings against our line of credit of $6 million, partially offset by bank debt repayments totaling $405,000 and the payment of a special dividend totaling approximately $2.5 million. In the first nine months of 2013, cash flow used in financing activities totaled approximately $342,000 in the first nine months of 2013, consisting of bank debt repayments totaling approximately $456,000, partially offset by the proceeds received from the exercise of stock options of approximately $114,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 14, 2014	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: November 14, 2014	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)