Form 10-K
period 2014-12-31
TANDY LEATHER FACTORY INC
filed 2015-03-27
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

         (Mark One)
        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $53,320,877 at June 30, 2014 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).  At March 24, 2015, there were 10,282,018 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2015, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and some of our do-it-yourself kits.  During 2014, our consolidated sales totaled $83.4 million of which approximately 14% were export sales.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

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

In 1993, we changed our name to The Leather Factory, Inc.  We reincorporated in the state of Delaware in 1994.  In 2005, we changed our name to Tandy Leather Factory, Inc.

Our Development in Recent Years

We have expanded our wholesale store chain by opening new stores and by making numerous acquisitions of small businesses in strategic geographic locations.  In 1996, we expanded into Canada by acquiring our Canadian distributor, The Leather Factory of Canada, Ltd.

Our retail operations began in 2000, when we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company.  In 2002, we opened our first retail store under the "Tandy Leather" name.  Since 2002, we have acquired or opened 85 retail locations and closed three retail stores, for a net of 82 retail stores.

In 2008, we began expanding outside of North America by opening one combination wholesale and retail store in Northampton, United Kingdom.  By 2009, we operated 30 wholesale stores, 75 retail stores, and one international combination wholesale and retail store.  Since 2009, we have closed two wholesale stores, opened nine new retail stores, closed two retail stores, and opened two new international combination wholesale and retail stores.

At December 31, 2014, we operated 28 stores located in North America operating under the Leather Factory name and 82 stores located in North America operating under the Tandy Leather name, and three combination wholesale and retail stores operating under the Tandy Leather Factory name in the United Kingdom, Australia and Spain.

Tandy Leather Factory, Inc. wholly-owns eleven subsidiaries which create three operating segments as follows:

Segment	Subsidiaries included:
Wholesale Leathercraft	The Leather Factory, LP (25 stores) The Leather Factory of Canada, Ltd (3 stores)
Retail Leathercraft	Tandy Leather Company, LP (75 stores) The Leather Factory of Canada, Ltd (7 stores)
International Leathercraft	Tandy Leather Factory UK Ltd. Tandy Leather Factory Australia Pty Ltd Tandy Leather Factory Espana, SL

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores.  The following tables provide summary store count information by segment in each of our fiscal years from 1999 to 2014.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2014

	Wholesale Leathercraft				Retail Leathercraft			International Leathercraft
Year Ended	Opened	Conv. (1)	Closed	Total	Opened (2)	Closed	Total	Opened	Closed	Total
Balance Fwd				22			N/A			N/A
1999	4	-	-	26	-	-	-	-	-	-
2000	2	-	-	28	1*	-	1	-	-	-
2001	2	-	-	30	-	-	1	-	-	-
2002	1	(1)	-	30	14	1*	14	-	-	-
2003	-	-	-	30	12	-	26	-	-	-
2004	-	-	-	30	16	-	42	-	-	-
2005	-	-	-	30	8	-	50	-	-	-
2006	-	(1)	-	29	12	-	62	-	-	-
2007	1^	-	-	30	10	-	72	-	-	-
2008	-	-	-	30	1	-	73	1	-	1
2009	-	-	-	30	2	-	75	-	-	1
2010	-	-	1^	29	1	-	76	-	-	1
2011	-	-	-	29	1	-	77	1	-	2
2012	-	-	-	29	1	-	78	1	-	3
2013	-	-	-	29	3	2	79	-	-	3
2014	-	-	1	28	3	0	82	-	-	3

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2)  Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 which was closed in 2002.
(^)  Wholesale store operating as Mid-Continent Leather Sales

No single customer’s purchases represented more than 1% of our total sales in 2014.  Sales to our five largest customers represent 1.7%, 2.5% and 2.9% of consolidated sales in 2014, 2013, and 2012, respectively.  Management does not believe the loss of one of these customers would have a significant negative impact on our consolidated operations.

Our Operating Segments

We service our customers primarily through the operation of three segments.  We identify those segments based on management responsibility, customer focus, and store location.  The Wholesale Leathercraft segment consists of 28 wholesale stores of which 25 are located in the United States and three are located in Canada.  As of March 1, 2015, the Retail Leathercraft segment consists of 82 Tandy Leather retail stores, of which 75 are located in the United States and seven are located in Canada.  Both of these segments sell leather and leathercraft-related products.  The International Leathercraft segment consists of all stores, wholesale or retail, located outside of North America.  As of March 1, 2015, we had three such stores, one located in the United Kingdom, one located in Australia, and one located in Spain.

Information regarding net sales, gross profit, operating income, and total assets, attributable to each of our segments, is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8. Financial Statements and Supplementary Data in Note 11, Segment Information, of our Notes to Consolidated Financial Statements.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and Canada through wholesale stores operating under the name, “The Leather Factory”.   This segment had net sales of $27.3 million, $27.4 million and $26.9 million for 2014, 2013, and 2012, respectively.

General  We operate wholesale stores in 18 states and three Canadian provinces.  The stores range in size from 2,350 square feet to 22,000 square feet, with the average size of a store being approximately 5,000 square feet.    The type of premises utilized for our wholesale stores is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access.  This type of location typically offers lower rents compared to other more retail-oriented locations.

Business Strategy  Our business concept focuses on the wholesale distribution of leather and related accessories to retailers, manufacturers, and end users.  Our strategy is that a customer can purchase the leather, related accessories and supplies necessary to complete his project from a single source.  The size and layout of the stores are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner.  Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades offered.  The location of the stores is selected based on the location of customers, so that delivery time to customers is minimized.  A two-day maximum delivery time for phone, Internet and mail orders is our goal.

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

Customers  Our customer base consists of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers, and retailers dispersed geographically throughout the world.  Wholesale sales constitute the majority of our business, although retail customers may purchase products from our wholesale stores.  The Wholesale Leathercraft division’s sales generally do not reflect significant seasonal patterns.  No single customer’s purchases represented more than 2% of this segment’s sales in 2014.

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

Merchandise  Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, lace, hand tools, kits, and craft supplies.  We operate a light manufacturing facility in Fort Worth, Texas whose processes generally involve cutting leather into various shapes and patterns using metal dies.  The factory produces approximately 15% of our products and also assembles and repackages products as needed.  Products manufactured in our factory are distributed through our stores under the TejasTM brand name.  We also distribute product under the Tandy LeatherTM, Eco-FloTM, CraftoolTM, and Dr. Jackson'sTM brands.  We develop new products through the ideas and referrals of customers and store personnel as well as the analysis of fads and trends of interest in the market.

We offer an unconditional satisfaction guarantee to our customers.  Simply stated, we will accept product returns for any reason.  We believe this liberal policy promotes customer loyalty.  We offer credit terms to our non-retail customers upon receipt of a credit application and approval by our credit manager.  Generally, our open accounts are net 30 days.

During 2014, 2013, and 2012, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2014 Sales Mix	2013 Sales Mix	2012 Sales Mix
Belts strips and straps	3%	3%	3%
Books, patterns, videos	2%	2%	2%
Buckles	3%	4%	4%
Conchos^	3%	3%	4%
Craft supplies	2%	2%	4%
Dyes, finishes, glues	7%	7%	6%
Hand tools	16%	16%	15%
Hardware	8%	8%	7%
Kits	6%	7%	8%
Lace	3%	4%	5%
Leather	41%	39%	38%
Stamping tools	6%	5%	4%
	100%	100%	100%
^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable.  Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors.  For additional information regarding our cash, inventory, and accounts receivable at the end of 2014 and 2013, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers We purchase merchandise and raw materials from approximately 150 vendors dispersed throughout the United States and in approximately 20 foreign countries. In 2014, our 10 largest vendors accounted for approximately 68% of our inventory purchases.

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

Expansion   Our wholesale store expansion across the United States has been fairly consistent since we purchased the original six stores in 1985.  We opened our thirtieth store in August 2002.  We converted one wholesale (Leather Factory) store to a retail (Tandy Leather) store in 2006, reducing the number of wholesale stores to 29.  We acquired Mid-Continent Leather Sales in 2007, a wholesale store located in Oklahoma, increasing the number of wholesale stores to 30, but subsequently closed it in 2010, reducing the number of wholesale stores again to 29.  We closed one store in 2014, ending the year with 28 stores.  We do not believe there is a significant and immediate opportunity for expansion of the Leather Factory store system in terms of opening additional locations.

Retail Leathercraft

Our Retail Leathercraft segment consists of a growing chain of retail stores operating under the name, “Tandy Leather.”  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry.  This retail segment offers a product line of quality tools, leather, accessories, kits, and teaching materials.   It had net sales of $51.8 million, $47.0 million and $42.6 million for 2014, 2013, and 2012, respectively.

General   As of March 1, 2015, the Tandy Leather retail chain has 82 stores located in 37 states and six Canadian provinces.  The stores range in size from 1,200 square feet to 9,000 square feet, with the average size of a store being approximately 2,900 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.    We intend to continue with the relocation of our smaller stores into larger spaces within the same cities as lease terms expire and appropriate larger space is available at acceptable rates.

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

The retail stores serve walk-in, mail, and phone order customers as well as orders generated from our website, www.tandyleather.com.  A two-day maximum delivery time for phone, internet and mail orders is our goal.  Our retail stores are staffed by knowledgeable sales people whose compensation is based, in part, upon the profitability of their store.  Sales by Tandy Leather are driven by the efforts of the store staff, trade shows, and our direct mail and e-mail marketing program.

Customers Individual retail customers are our largest customer group, representing approximately 60% of Tandy Leather's 2014 sales.  Youth groups, summer camps, schools, and a limited number of wholesale customers complete our customer base.  Like the wholesale stores, the retail stores typically fill orders as they are received, and there is no order backlog.  The retail stores maintain reasonable amounts of inventory to fill these orders.  Tandy Leather’s retail store operations historically generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (28-29% of annual sales), while the other three quarters remain fairly even at 24-25% of annual sales each quarter.  No single customer’s purchases represented more than 1% of Retail Leathercraft’s sales in 2014.

Merchandise Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, hand tools, kits, dyes, and finishes and stamping tools.  During 2014, 2013 and 2012, Retail Leathercraft division sales by product category were as follows:

Product Category	2014 Sales Mix	2013 Sales Mix	2012 Sales Mix
Belts strips and straps	4%	5%	5%
Books, patterns, videos	2%	2%	2%
Buckles	3%	3%	4%
Conchos	3%	3%	3%
Craft supplies	2%	2%	3%
Dyes, finishes, glues	7%	7%	7%
Hand tools	17%	17%	16%
Hardware	8%	8%	7%
Kits	7%	8%	8%
Lace	3%	3%	3%
Leather	39%	37%	37%
Stamping tools	5%	5%	5%
	100%	100%	100%

As indicated above, the products sold in our retail stores are also sold in our wholesale stores.  Therefore, the discussion above regarding products, their sources, and the working capital requirements for the Wholesale Leathercraft division also apply to the Retail Leathercraft division.  Sales at the retail stores are generally made through cash transactions or through national credit cards.  The retail stores also sell on open account to selected wholesale customers including schools and other institutions and small retailers.  Our terms are generally net 30 days.  Like the wholesale stores, the retail stores have an unconditional return policy.

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

Expansion   We intend to expand the Tandy Leather retail store chain to between 100 and 120 stores throughout North America as it makes financial sense to do so. 14 stores were opened in 2002; 12 were opened in 2003; 16 were opened in 2004 (including four in Canada); eight were opened in 2005, 12 were opened in 2006, ten were opened in 2007; one was opened in 2008, two were opened in 2009, one was opened in each of the years 2010, 2011, and 2012, and three stores were opened in each of the years 2013 and 2014.  Of the 82 stores opened as of December 31, 2014, 11 were independent leathercraft stores that we acquired.  Separately, these acquisitions are not material.  The other 71 stores have been new stores opened by us.

International Leathercraft

Our International Leathercraft segment consists of company-owned stores located outside of North America.  As of December 31, 2014, there were three wholesale/retail combination stores in this segment:  one in Northampton, United Kingdom, which we opened in February 2008, one in Sydney, Australia, which we opened in October 2011, and one in Jerez, Spain, which we opened in January 2012.  The stores operate under the Tandy Leather Factory trade name.  This segment had net sales of approximately $4.3 million, $3.9 million and $3.3 million in 2014, 2013, and 2012, respectively.  We intend to open more stores internationally, specifically in Europe, as the opportunities present themselves, but we have not determined a specific time schedule for said openings.

Business Strategy   The business concept for our International Leathercraft division is a blending of our Leather Factory and Tandy Leather business strategies – the wholesale distribution of leather and related accessories to retailers, manufacturers, and other businesses, as well as the promotion and continuance of leathercraft through education and development of the retail customers.  The stores average 7,000 square feet and are located in light industrial areas.  We seek to maintain sufficient inventory so that our customers can purchase the leather, related accessories, and supplies necessary to complete their projects from one supplier.  The layout of the store is such that large quantities of product can be displayed in an easily accessible and visually appealing manner.  The store services walk-in, mail, and phone order customers as well as orders generated from our website, www.tandyleather.com.  Sales are driven by the efforts of the store staff, trade shows, and our direct mail and e-mail marketing programs.

Customers   The growing customer base consists of individuals, wholesale distributors, equine-related shops, cobblers, dealers, and retailers dispersed geographically throughout Europe, Australia, and Asia.  Retail sales generally occur via cash transactions or through national credits cards.  We also sell on open account to selected wholesale customers including dealers, manufacturers, and retailers.  Like our North American stores, our international stores have an unconditional return policy.  No single customer’s purchases represented more than 3% of International Leathercraft’s sales in 2014.

Merchandise   The products sold in our international stores are also sold in our North America stores.  Therefore, the discussion above regarding products, their sources, and the working capital requirements for the Wholesale and Retail Leathercraft divisions also apply here.

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

Additional Information

Compliance With Environmental Laws Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings, or competitive position.

Employees As of December 31, 2014, we employed 603 people, 508 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

Intellectual Property   We own approximately 120 registered trademarks, including federal trade name registrations for "Tandy Leather Factory,” “The Leather Factory," "Tandy Leather Company," and “Tandy.”  We also own approximately 60 registered foreign trademarks worldwide.  We own approximately 600 registered copyrights in the United States covering more than 800 individual works relating to various products.  We also own several United States patents for specific belt buckles and leather-working equipment.  These rights are valuable assets, and we defend them as necessary.

International Operations Information regarding our revenues from the United States and abroad and our long-lived assets are found in Note 11 to our Consolidated Financial Statements, Segment Information.  For a description of some of the risks attendant to our foreign operations, see Item 1.A “Risk Factors” on page 5.

Our Website and Availability of SEC Reports   We file reports with the Securities and Exchange Commission ("SEC").  These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings.  The public may read any of these filings at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC  20549.  In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Further, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information concerning us.  You can connect to this site at www.sec.gov.

Our corporate website is located at www.tandyleather.com.  We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments thereto filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.  Our SEC filings can be found on the Investor Relations page of our website through the "SEC Filings" link.  In addition, certain other corporate governance documents are available on our website through the "Corporate Governance" link.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 24, 2015:

Name and Age	Position	Served as Executive Officer Since
Jon W. Thompson, 53	Chief Executive Officer since July 2009; President and Chief Operating Officer since June 2008; Vice President from June 1993 to June 2008	2008

Shannon L. Greene, 49	Chief Financial Officer since May 2000; Treasurer and Chief Accounting Officer since 2001	2000

Mark J. Angus, 54	Senior Vice President and Assistant Secretary since June 2008; Operational Vice President of Merchandising since June 1993	2008

William M. Warren, 71	Secretary and Corporate Counsel	1993

Jon W. Thompson has served as our Chief Executive Officer and director since July 2009.  He has also served as President and Chief Operating Officer since June 2008.  He served as Vice President from June 1993 to June 2008.

Shannon L. Greene has served as our Chief Financial Officer and Treasurer since May 2000 and director since January 2001.  Ms. Greene is also our Chief Accounting Officer.  Ms. Greene, a certified public accountant, also serves on our 401(k) Plan committee.

Mark J. Angus has served as Senior Vice President since June 2008 and as director since July 2009.  He served as Vice President of Merchandising since January 1993.

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

We have experienced solid sales and earnings growth recently.  Many specialty retailers have experienced periods of growth in sales and earnings followed by periods of declining sales and losses.  Our business may be similarly affected in the future.  We anticipate that our future growth will depend on a number of factors, including the strength and protection of our brand name, the market success of our current and future products, the success of our growth strategies, and our ability to manage our future growth.  Further, our future success will depend substantially on the ability of our management team to manage our growth effectively, optimizing our operational, administrative, financial, and legal procedures in order to maximize profitability.  If we fail to manage our growth effectively, our future operating results could be adversely affected.

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

We plan to grow our net sales and net earnings from our International Leathercraft segment by opening stores in various international markets.  As we expand outside of North America, we may incur significant costs relating to starting up, maintaining, and expanding foreign operations.  Such costs may include, but are not limited to, obtaining locations for stores, hiring personnel, and travel expenses.  We may be unable to open and operate new stores successfully and as a result, our growth may be limited, unless we are able to identify desirable sites for store locations, negotiate acceptable lease terms, hire, train, and retain competent store personnel; manage inventory effectively to meet the needs and demands of customers on a timely basis, manage foreign currency risk effectively, and achieve acceptable operating margins from the new stores.  We may not successfully open new stores or our new stores may not be profitable.  If we are unable to successfully open new stores or our new stores are not profitable, our business and our results of operations could be adversely affected.

As we continue to increase our international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control, such as political instability or acts of terrorism, which disrupt trade with the countries in which our suppliers or customers are located; local business practices that do not conform to legal or ethical guidelines; restrictions or regulations relating to imports or exports; additional or increased customs duties, tariffs, taxes, and other charges on imports; significant fluctuations in the value of the dollar against foreign currencies; social, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in these markets; and restrictions on the transfer of funds between the United States and foreign jurisdictions.  The occurrence of any of these events could adversely affect our business and our results of operations.

We may fail to realize the anticipated benefits of the opening of additional stores in North America or we may be unable to obtain sufficient new locations on acceptable terms to meet our growth plans.  Further, we may fail to hire and train qualified managers to oversee the stores opened.

Our strategy to grow our business partially depends on continuing to successfully open new stores in North America.  The success of this strategy will depend largely upon our ability to find a sufficient number of suitable locations and our ability to recruit, hire, and train qualified personnel to operate our new stores.

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

Our trademarks and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce our trademark and other proprietary intellectual property rights could harm our business.  We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis.  Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive, and time consuming, and we may be unable to adequately protect our intellectual property or determine the extent of any unauthorized use.  Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation or counterfeiting of our products by others, which may not only erode sales of our products but may also cause significant damage to our brand name.  Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others.  Even if we are successful in these actions, the costs we incur could have a material adverse effect on us.

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

The following table summarizes the locations of our leased premises as of December 31, 2014:

State	Wholesale Leathercraft	Retail Leathercraft	International
Alabama	-	1	n/a
Alaska	-	1	n/a
Arizona	2	3	n/a
Arkansas	-	1	n/a
California	3	8	n/a
Colorado	1	3	n/a
Connecticut	-	1	n/a
Florida	1	3	n/a
Georgia	-	1	n/a
Idaho	-	1	n/a
Illinois	1	1	n/a
Indiana	-	2	n/a
Iowa	1	-	n/a
Kansas	1	-	n/a
Kentucky	-	1	n/a
Louisiana	1	1	n/a
Maryland	-	1	n/a
Massachusetts	-	1	n/a
Michigan	1	1	n/a
Minnesota	-	2	n/a
Missouri	1	2	n/a
Montana	1	-	n/a
Nebraska	-	1	n/a
Nevada	-	2	n/a
New Mexico	1	1	n/a
New York	-	1	n/a
North Carolina	-	2	n/a
Ohio	1	2	n/a
Oklahoma	-	2	n/a
Oregon	1	2	n/a
Pennsylvania	1	2	n/a
South Carolina	-	1	n/a
South Dakota	-	1	n/a
Tennessee	-	3	n/a
Texas	5	12	n/a
Utah	1	3	n/a
Virginia	-	1	n/a
Washington	1	2	n/a
Wisconsin	-	1	n/a
Wyoming	-	1	n/a

Canadian locations:
Alberta	1	1	n/a
British Columbia	-	1	n/a
Manitoba	1	-	n/a
Nova Scotia	-	1	n/a
Ontario	1	2	n/a
Quebec	-	1	n/a
Saskatchewan	-	1	n/a

International locations:
United Kingdom	n/a	n/a	1
Australia	n/a	n/a	1
Spain	n/a	n/a	1

ITEM 3.   LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 8 to the consolidated financial statements included in Item 8 of this Report.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market using the symbol “TLF.”  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2014	High	Low	2013	High	Low
4th quarter	$9.70	$8.61	4th quarter	$10.00	$7.76
3rd quarter	$9.59	$8.96	3rd quarter	$9.20	$7.76
2nd quarter	$9.80	$8.74	2nd quarter	$8.50	$6.76
1st quarter	$9.95	$8.42	1st quarter	$7.35	$5.43

There were approximately 343 stockholders of record on March 24, 2015.

On February 14, 2012, our Board of Directors authorized a $0.25 per share special one-time cash dividend that was paid to our stockholders of record at the close of business on March 1, 2012.  The dividend, totaling $2.5 million, was paid to our stockholders on April 2, 2012.  On June 9, 2014, our Board of Directors authorized a $0.25 per share special one-time cash dividend that was paid to our stockholders of record at the close of business on July 7, 2014.  The dividend, totaling $2.5 million, was paid to our stockholders on August 8, 2014.  Our Board of Directors will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2014 that were not registered under the Securities Act.

We did not repurchase any shares of our common stock during the fourth quarter of 2014.

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock.  The information is aggregated in two categories:  plans previously approved by our stockholders and plans not approved by our stockholders.  The table includes information for officers, directors, employees, and non-employees.  All information is as of December 31, 2014.

Plan Category	Column (a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Column (b) Weighted-average exercise price of outstanding options, warrants and rights	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)
Equity compensation plans approved by stockholders	107,001	$6.39	286,799
Equity compensation plans not approved by stockholders	-	-	-
TOTAL	107,001	$6.39	286,799

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

Income Statement Data, Years ended December 31,	2014	2013	2012	2011	2010
Net sales	$83,430,912	$78,284,585	$72,720,624	$66,102,947	$59,892,870
Gross profit	52,124,757	49,328,024	45,905,674	40,337,159	36,250,857
Income from operations	11,958,029	11,266,790	9,144,005	7,706,650	6,635,611
Net income from continuing operations	7,706,921	7,265,717	5,596,070	4,753,969	4,158,491
Income from discontinued operations, net of tax	-	-	-	(1,368)	1,766
Net income	$7,706,921	$7,265,717	$5,596,070	$4,752,601	$4,160,257

Net income per share from continuing operations
Basic	$0.76	$0.71	$0.55	$0.47	$0.41
Diluted	$0.75	$0.71	$0.55	$0.47	$0.41

Net income per share including discontinued operations
Basic	$0.76	$0.71	$0.55	$0.47	$0.41
Diluted	$0.75	$0.71	$0.55	$0.47	$0.41

Weighted average common shares outstanding for:
Basic EPS	10,203,063	10,176,492	10,157,395	10,156,442	10,208,944
Diluted EPS	10,241,121	10,216,438	10,175,346	10,182,098	10,251,863

Cash dividend declared per common share	$0.25	-	$0.25	-	$0.75

Balance Sheet Data, as of December 31,	2014	2013	2012	2011	2010
Cash and certificates of deposit	$10,636,530	$11,082,679	$7,705,182	$11,189,484	$5,915,339
Total assets	62,873,874	56,398,566	49,087,672	45,502,915	40,595,574
Long-term debt, including current portion	5,643,125	2,598,750	3,105,000	3,307,500	3,510,000
Total Stockholders’ Equity	$49,132,012	$44,621,542	$37,521,017	$34,433,801	$29,761,594

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

This discussion should be read in conjunction with our financial statements and the notes accompanying those financial statements included elsewhere in this Annual Report on Form 10-K.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."

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

We operate in three segments.  Wholesale Leathercraft, consisting of our Leather Factory-branded stores, is our oldest segment with sales of $27.3 million in 2014.  Historically, in normal economic conditions, this division has generally offered steady but very modest increases in sales.  Sales in 2014 equaled that of 2013, with the same stores’ sales increasing 4%.  Sales to our national account customer group, which consisted of large national store chains, ended in April 2014 as the result of our intentional decision to discontinue certain products from our product line that these customers purchased due to unsatisfactory gross profit margins.  Sales at our stores are showing signs of growth as consumer confidence slowly improves, despite the flat to modest growth of the U.S. economy.   We closed one Leather Factory store in 2014.

Tandy Leather has long been known for its retail leathercraft store chain.  These retail stores comprise our Retail Leathercraft segment. This segment has experienced the greatest increases in sales ($51.8 million in 2014, up from $47.0 million in 2013) and is our largest source of revenues.  We expect to grow the number of stores to approximately 100 in the future from 82 stores in operation at the end of 2014.  Our pace of store openings has slowed in the last five years due to the general economic conditions in the U.S. and because of the lack of personnel qualified for store manager positions.  We expect to continue to open stores domestically but have not committed to a specific time frame.  While the store opening schedule has slowed, we have continued to relocate existing stores as current lease terms near expiration into larger spaces so that a larger amount of product is available to customers.  We believe that the increase in sales in this segment suggests that the store relocation strategy is successful.

Our International Leathercraft segment consists of company-owned stores located outside of North America.  At December 31, 2014, three combination retail/wholesale stores, with one each located in the United Kingdom, Australia, and Spain comprised this segment.  It is our intention to open more stores in this segment once we have a large enough customer base to support additional stores.

On a consolidated basis, gross profit margin as a percent of total net sales, a key indicator of costs, decreased minimally in 2014 compared to 2013.  Operating expenses increased at a slower pace than that of sales in 2014, increasing by 6% from 2013.  Operating expenses increased at a slower pace than that of sales in 2013, increasing 4% from 2012.

We reported consolidated net income for 2014 of $7.7 million.  Consolidated net income for 2013 and 2012 was $7.3 million and $5.6 million, respectively.  We use our cash flow to fund our operations, to fund the opening of new stores and to purchase necessary property and equipment.  We paid one-time dividends in 2014 and 2012 to our stockholders, totaling $2.5 million each year.  At the end of 2014, our stockholders’ equity had increased to $49.1 million from $44.6 million the previous year.

Comparing the December 31, 2014 balance sheet with the prior year’s balance sheet, we increased our investment in inventory from $26.3 million to $32.9 million while total cash decreased from $11.1 million to $10.6 million.

Net Sales

Net sales for the three years ended December 31, 2014 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company	Increase from Prior Year
2014	$27,285,884	$51,805,944	$4,339,084	$83,430,912	6.6%
2013	$27,384,614	$46,995,902	$3,904,069	$78,284,585	7.7%
2012	$26,850,002	$42,616,546	$3,254,076	$72,720,624	10.0%

Our net sales increased by 6.6% in 2014 when compared with 2013 and increased by 7.7% in 2013 when compared with 2012.  In 2014, our Retail and International Leathercraft segments reported sales increases compared to the prior year while our Wholesale Leathercraft segment reported a sales decrease due to the elimination of our national account customer group.  In 2013, all three segments reported sales increases compared to the prior year.

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

For 2014, our cost of sales increased slightly as a percentage of total net sales when compared to 2013, resulting in a decrease in consolidated gross profit margin from 63.0% to 62.5%.  Our 2013 cost of sales as a percentage of our total net sales increased slightly as a percentage of total net sales when compared to 2012, resulting in a decrease in consolidated gross profit margin from 63.1% to 63.0%.  Fluctuations in gross margin are primarily due to customer mix and product mix.  Wholesale sales are at a lower gross margin than that of retail sales.  Leather sales are at a lower gross margin than that of non-leather sales.  Therefore, as wholesale sales increase at a faster pace than that of retail sales, or we sell a higher percentage of leather compared to non-leather, our gross margin decreases accordingly.

Our gross margins for the three years ended December 31, 2014 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company
2014	67.4%	59.6%	65.7%	62.5%
2013	67.3%	60.5%	63.3%	63.0%
2012	67.3%	60.6%	61.7%	63.1%

Our operating expenses decreased as a percentage of total net sales to 48.3% in 2014 when compared with 48.6% in 2013.  This decrease indicates that our operating expenses grew slower than our sales during this period.  2014 operating expenses were $2.2 million higher than those of 2013.  Significant expense fluctuations in 2013 compared to 2012 are as follows:

Expense	2014 amount	Incr (Decr) over 2013
Employee compensation and benefits	$20.0 million	$1.1 million
Advertising and marketing	$5.7 million	$739,000
Rent and utilities	$4.8 million	$476,000
Legal and professional fees	$747,000	($447,000)
Depreciation	$1.4 million	$241,000

The increase in employee compensation is due to an increase in employee headcount and an increase in store manager base salary.  In addition, our store managers are paid a percentage of the operating profit generated by the store they manage as additional compensation, so as store profits increase, manager compensation increases. Advertising and marketing expenses rose due to an increase in trade shows attended.  The increase in rent and utilities expense is the result of the relocations of numerous stores into larger space.

Our operating expenses decreased as a percentage of total net sales to 48.6% in 2013 when compared with 50.6% in 2012.  This decrease indicates that our operating expenses grew slower than our sales during this period.  2013 operating expenses were $1.3 million higher than those of 2012.  Significant expense fluctuations in 2013 compared to 2012 are as follows:

Expense	2013 amount	Incr (Decr) over 2012
Employee compensation	$18.2 million	$1.5 million
Advertising and marketing	$4.9 million	$635,000
Rent and utilities	$4.5 million	$157,000
Legal and professional fees	$1.2 million	$147,000
Store relocation expenses	$260,000	$132,000
Litigation settlement	($249,000)	($1.2 million)

The increase in employee compensation is due to an increase in employee headcount as well as store manager compensation. Our store managers are paid a percentage of the operating profit generated by the store they manage as additional compensation, so as store profits increase, manager compensation increases.  The litigation settlement entry represents a refund to us of unclaimed monies related to the settlement of a lawsuit that was recorded in the third quarter of 2012.  (See Note 8 to the consolidated financial statements included in Item 8 of this Report for additional information.)  Litigation expenses are generally considered corporate expenses and not attributable to a specific store or group of stores.  Further, corporate, administrative and support departments are included in the Wholesale Leathercraft segment.  Therefore, the entire litigation settlement expense is included in the operating expenses of the segment.

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income, and interest expense.  In 2014, we incurred other expenses (net) of approximately $150,000 compared to other expenses (net) of approximately $46,000 in 2013.  In 2014, we received approximately $24,000 in gas royalties, earned approximately $2,000 in interest income on our cash and paid approximately $225,000 in interest expense on our bank debt.  We had a currency exchange loss of approximately $13,000 in 2014 compared to a currency exchange gain of approximately $41,000 in 2013.

In 2013, we incurred other expenses (net) of approximately $46,000 compared to other expenses (net) of approximately $198,000 in 2012.  In 2013, we received approximately $17,000 in gas royalties, earned approximately $5,000 in interest income on our cash and paid approximately $202,000 in interest expense on our bank debt.  We had a currency exchange gain of approximately $41,000 in 2013 compared to a currency exchange gain of approximately $26,000 in 2012.

Net Income

During 2014, we earned net income of $7.7 million, a 7% increase over our net income of $7.3 million earned during 2013.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses.

During 2013, we earned net income of $7.3 million, a 30% increase over our net income of $5.6 million earned during 2012.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses and income tax expense.

Wholesale Leathercraft

The increases (or decreases) in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2014 were as follows:

Year	Net Sales Increase from Prior Year	Operating Income	Operating Income Increase from Prior Year	Operating Income as a Percentage of Sales
2014	(0.4)%	$5,300,413	9.5%	19.4%
2013	2.0%	$4,840,416	29.8%	17.7%
2012	1.2%	$3,730,678	33.1%	13.9%

Wholesale Leathercraft, consisting of 29 wholesale stores for the majority of 2014, and our national account group until April 2014, accounted for 33.0% of our consolidated net sales in 2014, which compares to 35% in 2013 and 37% in 2012.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft and the elimination of sales to our national account customer group within this segment. We expect this trend to continue as we intend to open additional stores in our Retail Leathercraft segment.

Sales in the wholesale stores increased 4% in 2014 compared to sales in 2013, while the 2014 sales by our national account group were down 72% from 2013.  By customer group, sales in the wholesale stores to our retail customers increased while sales to our other customer groups declined from 2013.  Our sales mix by customer group in the Wholesale Leathercraft division was as follows:

Customer Group	2014	2013	2012
Retail	45%	41%	37%
Institution	4%	4%	4%
Wholesale	42%	44%	45%
National Accounts	3%	5%	7%
Manufacturers	6%	6%	7%
	100%	100%	100%

In 2014, operating income as a percentage of divisional sales improved from the prior year of 17.7% to 19.1%.  Operating expenses decreased approximately $391,000 in 2014 compared to 2013.  The primary reason for the operating expense decrease was the reduction in legal and professional fees, which is the result of new trademark filing fees incurred last year not repeated this year.

In 2013, operating income as a percentage of divisional sales improved from the prior year of 13.9% to 17.7%.  Operating expenses decreased approximately $748,000 in 2013 compared to 2012.  The primary reason for the operating expense decrease was the one-time charge recorded in 2012 related to the settlement of litigation that was not repeated in 2013.  (See Note 8 to the consolidated financial statements included in Item 8 of this Report for additional information.)  Legal and professional fees increased by approximately $134,000, while employee compensation increased by approximately $853,000.

Retail Leathercraft

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2014 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income	Operating Income Increase from Prior Year	Operating Income as a Percentage of Sales
2014	10.2%	$6,077,345	1.0%	11.7%
2013	10.3%	$6.026,731	10.9%	12.8%
2012	13.8%	$5,436,745	16.8%	12.8%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 62.1% of our total net sales in 2014, up from 60.0% in 2013 and 58.6% in 2012.  Growth in net sales for our Retail Leathercraft division in 2014 resulted primarily from an increase in same store sales.

Our sales mix by customer group in the Retail Leathercraft division was as follows:

Customer Group	2014	2013	2012
Retail	60%	59%	60%
Institution	3%	4%	4%
Wholesale	34%	34%	33%
National Accounts	0%	0%	0%
Manufacturers	3%	3%	3%
	100%	100%	100%

Operating income as a percentage of sales in 2014 decreased to 11.7% compared to 12.8% for 2013 due to the slight decline in gross profit margin and the increase in operating expenses.  Gross margin decreased from 60.5% in 2013 to 59.6% in 2014.  Operating expenses as a percentage of sales increased minimally from 47.7% in 2013 to 47.9% in 2014 as operating expenses grew at a slightly faster pace in 2014 than that of sales.

Operating income as a percentage of sales in 2013 matched operating income as a percentage of sales in 2012 at 12.8%.  Gross margin decreased slightly to 60.5% in 2013 from 60.6% in 2012.  Operating expenses as a percent of sales in 2013 decreased from 47.9% for 2012 to 47.8% for 2013 as operating expenses grew at a slower pace in 2013 than that of sales.

We intend to continue the slow expansion of our store chain over the next several years, with plans to open two to three stores in 2015 in North America.  We remain committed to a conservative expansion plan for this division that is intended to minimize risks to our profits and maintain our financial stability.  In the current economic environment in the United States, it is possible that we will change our plans for store openings in 2015 if we determine that the feasibility of additional successful openings is likely.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of December 31, 2014, that represents three retail/wholesale combination stores with one located in the United Kingdom, one located in Australia, and one located in Spain.  International Leathercraft accounted for 5.2%, 5.0%, and 4.5% of our total sales in 2014, 2013, and 2012, respectively.  We expect this segment to become a larger part of our total operations as our international customer base continues to grow.

The increases in net sales, operating income, operating income increases (or decreases), and operating income as a percentage of sales from our International Leathercraft stores for the three years ended December 31, 2014 were as follows:

Year	Net Sales Increase from Prior Yr	Operating Income (Loss)	Operating Inc/Loss Incr (Decr) from Prior Year	Operating Income (Loss) as a % of Sales
2014	11.1%	$580,271	45.2%	13.4%
2013	20.0%	$399,643	1806.6%	10.2%
2012	53.0%	($23,418)	(109.5)%	(0.7)%

Operating income as a percentage of sales in 2014 increased to 13.4% for 2014 compared to 10.2% for 2013.  Gross margin increased from 63.3% in 2013 to 65.7% in 2014.  Operating expenses as a percentage of sales in 2014 decreased from 53.1% in 2013 to 52.3% in 2014 as operating expenses grew at a slower pace in 2014 than that of sales.

Operating income as a percentage of sales in 2013 increased to 10.2% for 2013 compared to an operating loss of 0.7% for 2012.  The operating loss in 2012 was caused by the Australia and Spain stores because they were new.

We intend to expand our International Leathercraft segment by opening new stores once the current stores have sufficiently built their customer bases to a level that will adequately support additional stores.

Financial Condition

At December 31, 2014, we held $10.6 million of cash, $32.9 million of inventory, accounts receivable of approximately $625,000, and $15.2 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were approximately $972,000 and $58,000, respectively.  Net total assets were $62.9 million.  Current liabilities were $10.4 million (including approximately $3.7 million of current maturities of long-term debt), while long-term debt was $1.9 million.  Total stockholders’ equity at the end of 2014 was $49.1 million.

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

Specific ratios on a consolidated basis at the end of each year ended December 31 were as follows:

		2014	2013	2012
Solvency Ratios:
Quick Ratio	(Cash+Accts Rec)/Total Current Liabilities	1.09	1.45	1.09
Current Ratio	Total Current Assets/Total Current Liabilities	4.48	4.96	4.54
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.21	0.18	0.21
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.32	0.31	0.30
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.28	0.26	0.31
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.31	0.32	0.32

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	32.79	32.87	40.06
Inventory Turnover	Sales/Average Inventory	2.82	3.00	3.18
Assets to Sales	Total Assets/Sales	0.75	0.72	0.68
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.32	2.42	2.62
Accounts Payable to Sales	Accounts Payable/Sales	0.02	0.02	0.02

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.09	0.09	0.08
Return on Assets	Net Profit After Taxes/Total Assets	0.12	0.13	0.11
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.16	0.16	0.15

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

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4,000,000 for working capital purposes.  The revolver bears interest at LIBOR plus 2.0% (2.2442% at December 31, 2014) and was to mature on June 30, 2013. On June 25, 2013, we executed a Note Modification Agreement which extends the maturity date of the Line of Credit Note to June 30, 2014.  On June 23, 2014, we executed a Note Modification Agreement which increased the maximum amount available from $4 million to $6 million and extended the maturity date from June 30, 2014 to June 30, 2015.  All other terms remain unchanged.  Interest is paid monthly.  The unused amount at December 31, 2014 was $2.5 million.

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

Reflecting the borrowing and reduction of bank indebtedness as well as dividend payments during the periods, our financing activities for 2014 provided net cash of approximately $547,000, while our financing activities for 2013 and 2012 required net cash of approximately $392,000 and $2.7 million, respectively.  Our net borrowings on our line of credit of $3.5 million, offset by the special dividend of $2.5 million paid in August 2014, was the reason for the net cash provided by financing activities.  Similarly, the special dividend of $2.5 million paid in April 2012 was the reason for the significantly higher level of financing activities in 2012 compared to 2013.

Our primary source of liquidity and capital resources during 2014 was cash flow provided by operating activities and borrowings from our line of credit.  Net cash flow from operations for 2014, 2013, and 2012 was $1.2 million, $7.5 million, and $1.9 million, respectively.  The decrease in operating cash flow in 2014 and 2012 was due to increases in inventory in those years.  We intentionally increased the levels of inventory maintained at our stores which accounts for the increase in inventory compared to the prior year.  In 2013, cash flow from operations was generated from net income.  In 2012, cash flow from operations was generated from net income, a decrease in accounts receivable, and an increase in accrued expenses, partially offset by an increase in inventory and a decrease in income taxes payable.

Consolidated accounts receivable decreased approximately $137,000 to approximately $625,000 at December 31, 2014 compared to approximately $762,000 at December 31, 2013.  Average days to collect accounts in 2014 and 2013 were 33 days on a consolidated basis. We maintain a tight credit policy and have aggressively accelerated our collection efforts to ensure collectability of all customer accounts.

Inventory increased from $26.3 million at the end of 2013 to $32.9 million at December 31, 2014.  We have increased the amount of inventory carried in our stores to provide our customers with greater product selection and to promote continued sales growth.  Further, while sales remain strong, we will continue to buy large quantities of our stock leathers at special prices as those opportunities present themselves in order to relieve pressure on our gross margins.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected expansion.  We ended the year with our total inventory on hand matching that of our internal targets for optimal inventory.

Consolidated inventory turned 2.8 times during 2014, a slight slowdown from the 2013 turns at 3.0 times.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2014	2013	2012
Wholesale Leathercraft	1.85	1.97	2.09
Retail Leathercraft	4.27	4.92	5.58
International Leathercraft	4.27	3.70	3.20

Wholesale Leathercraft stores only	4.52	4.79	5.26

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

Accounts payable totaled $1.3 million at the end of 2014, a decrease of $629,000 from $1.9 million at the end of 2013.

As discussed above, the largest use of operating cash in 2014 was the increase in inventory.  Cash paid for capital expenditures totaled $2.2 million and $3.8 million for the years ended December 31, 2014 and 2013, respectively. In 2014, the primary capital expenditures were for new, moved and remodeled stores. We moved 6 stores in North America in 2014.  Fixtures, equipment, and space buildout for those stores totaled approximately $734,000.  Fixtures, equipment, and space buildout for the three new U.S. stores opened in 2014 totaled approximately $371,000.  We remodeled two stores in the U.S. in 2014, spending $227,000 in fixtures and flooring.  Other capital expenditures were computer equipment ($310,000) and factory equipment ($325,000).

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

We intend to continue to relocate U.S. stores into larger space as leases expire and therefore, expect to incur capital expenditures, namely fixtures, related to such moves.  Each store to be moved requires approximately $100,000 in fixtures and space buildout.  Computer equipment replacements will continue on an as-needed basis as the existing equipment becomes obsolete.  With that said, we expect our 2015 capital expenditures to be less than our 2014 capital expenditures.

There were no stock repurchases in 2014, 2013, or 2012.

We believe that cash flow from operations will be adequate to fund our operations in 2015, while also funding our expansion plans.  At this time, we know of no trends or demands, commitments, events, or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet our contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2014, 2013, or 2012, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2014 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years
Long-Term Debt(1)	$2,143,125	$202,500	$405,000	$1,535,625	$ -
Revolving Line of Credit(2)	3,500,000	3,500,000	-	-	-
Operating Leases(3)	10,445,195	3,565,757	4,701,206	1,930,457	247,775
Total Contractual Obligations	$16,088,320	$7,268,247	$5,106,206	$3,466,082	$247,775
____________________
(1)	Our term loan from JPMorgan Chase matures in May 2018.
(2)	Our line of credit from JPMorgan Chase matures in June 2015.
(3)	These are our leased store facilities.

Summary of Critical Accounting Policies

We strive to report our financial results in a clear and understandable manner, although in some cases accounting and disclosure rules are complex and require us to use technical terminology.  We follow generally accepted accounting principles in the U.S. in preparing our consolidated financial statements.  These principles require us to make estimates and apply judgments that affect our financial position and results of operations.  We continually review our accounting policies, how they are applied, and how they are reported and disclosed in our financial statements.  Following is a summary of our more significant accounting policies and how they are applied in preparation of the financial statements.

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

Goodwill.  We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carrying value.  As of December 31, 2014, we determined that the present value of the discounted estimated future cash flows of the operating divisions associated with the goodwill is sufficient to support their respective goodwill balances.  If actual financial performance of these divisions differs significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure is related to our foreign subsidiaries as those subsidiaries have local currency revenue and local currency operating expenses.   Changes in the foreign currency exchange rates impact the U.S. dollar amount of revenue and expenses.  See Note 11 to the Consolidated Financial Statements, Segment Information, for financial information concerning our foreign activities.

Interest Rate Risk

We are subject to market risk associated with interest rate movements on a portion of our outstanding debt at December 31, 2014.  Our term loan with JPMorgan Chase includes a fixed interest rate.  Therefore, changes in the prime rate do not impact us in this area.  Our borrowings on our revolving line of credit with JPMorgan Chase accrue interest at a rate that changes with fluctuations in the LIBOR rate.    Based on the Company's level of debt at December 31, 2014, increase of one percent in the LIBOR rate would result in additional interest expense of approximately $35,000 during a twelve-month period.  We repaid the line of credit in February 2015 so currently, changes in interest rates do no impact us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$10,636,530	$11,082,679
Accounts receivable-trade, net of allowance for doubtful accounts of $395 and $1,171 in 2014 and 2013, respectively	625,054	762,405
Inventory	32,875,492	26,300,830
Prepaid income taxes	336,828	-
Deferred income taxes	371,491	309,533
Prepaid expenses	1,348,652	1,609,644
Other current assets	157,758	478,593
Total current assets	46,351,805	40,543,684

PROPERTY AND EQUIPMENT, at cost	22,199,943	20,290,990
Less accumulated depreciation and amortization	(7,037,665)	(5,863,280)
	15,162,278	14,427,710

GOODWILL	971,786	981,985
OTHER INTANGIBLES, net of accumulated amortization of $665,000 and $622,000 in 2014 and 2013, respectively	58,026	103,228
OTHER assets	329,979	341,959
Total Assets	$62,873,874	$56,398,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,255,218	$1,884,637
Accrued expenses and other liabilities	5,394,514	5,808,882
Income taxes payable	-	272,198
Current maturities of long-term debt	3,702,500	202,500
Total current liabilities	10,352,232	8,168,217

DEFERRED INCOME TAXES	1,458,005	1,212,557

LONG-TERM DEBT, net of current maturities	1,940,625	2,396,250
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized, 11,239,157 and 11,192,356 shares issued at 2014 and 2013, respectively
10,245,534 and 10,198,733 shares outstanding at 2014 and 2013, respectively	26,984	26,862
Paid-in capital	6,013,325	5,892,907
Retained earnings	46,664,829	41,507,592
Treasury stock at cost (993,623 shares at 2014 and 2013)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	(688,058)	88,249
Total stockholders' equity	49,123,012	44,621,542
Total Liabilities and Stockholders’ Equity	$62,873,874	$56,398,566

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012

NET SALES	$83,430,912	$78,284,585	$72,720,624
COST OF SALES	31,306,155	28,956,561	26,814,950
Gross Profit	52,124,757	49,328,024	45,905,674

OPERATING EXPENSES	40,166,728	38,061,234	36,761,669
INCOME FROM OPERATIONS	11,958,029	11,266,790	9,144,005

OTHER (INCOME) EXPENSE:
Interest expense	225,584	206,763	240,934
Other, net	(75,165)	(160,732)	(42,574)
Total other expense	150,419	46,031	198,360

INCOME BEFORE NCOME TAXES	11,807,610	11,220,759	8,945,645

PROVISION FOR INCOME TAXES	4,100,689	3,955,042	3,349,575

NET INCOME	$7,706,921	$7,265,717	$5,596,070

NET INCOME PER COMMON SHARE:
BASIC	$0.76	$0.71	$0.55
DILUTED	$0.75	$0.71	$0.55

Weighted Average Number of Shares Outstanding:
Basic	10,203,063	10,176,492	10,157,395
Diluted	10,241,121	10,216,438	10,175,346

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012

NET INCOME	$7,706,921	$7,265,717	$5,596,070
Foreign currency translation adjustments	(776,307)	(290,678)	(3,703)
COMPREHENSIVE INCOME	$6,930,614	$6,975,039	$5,592,367

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,706,921	$7,265,717	$5,596,070
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,436,624	1,194,612	1,068,226
Loss on disposal or abandonment of assets	18,820	109,222	21,092
Non-cash stock-based compensation	67,818	11,686	10,000
Deferred income taxes	183,490	445,977	(120,531)
Foreign currency translation	(727,664)	(261,908)	(15,227)
Net changes in assets and liabilities, net of effect of business acquisitions:
Accounts receivable-trade	137,351	60,367	505,807
Inventory	(6,574,662)	(438,046)	(5,922,533)
Prepaid expenses	260,992	(833,181)	(36,728)
Other current assets	320,835	(325,143)	55,274
Accounts payable-trade	(629,419)	272,010	(10,070)
Accrued expenses and other liabilities	(414,368)	(119,916)	1,287,607
Income taxes	(609,026)	158,493	(525,192)
Total adjustments	(6,529,209)	274,173	(3,682,275)
Net cash provided by operating activities	1,177,712	7,539,890	1,913,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,204,190)	(3,770,022)	(2,686,221)
Proceeds from maturities of certificates of deposit	-	-	423,893
Proceeds from sale of assets	20,936	5,343	1,230
Decrease (increase) in other assets	11,980	(5,264)	4,545
Net cash used in investing activities	(2,171,274)	(3,769,943)	(2,256,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in revolving credit loans	3,500,000	-	-
Payments on notes payable and long-term debt	(455,625)	(506,250)	(202,500)
Payment of cash dividend	(2,549,684)	-	(2,536,131)
Proceeds from issuance of common stock	52,722	113,800	20,980
Net cash provided by (used in) financing activities	547,413	(392,450)	(2,717,651)

NET INCREASE (DECREASE) IN CASH	(446,149)	3,377,497	(3,060,409)

CASH, beginning of period	11,082,679	7,705,182	10,765,591

CASH, end of period	$10,636,530	$11,082,679	$7,705,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$225,584	$206,763	$240,934
Income tax paid during the period, net of (refunds)	$4,604,087	$3,348,676	$4,004,510

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2014, 2013, and 2012

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2011	10,156,442	$26,760	$5,736,543	($2,894,068)	$31,181,936	$382,630	$34,433,801

Shares issued – stock options exercised	6,000	15	20,965	-	-	-	20,980
Stock-based compensation	-	-	10,000	-	-	-	10,000
Net income	-	-	-	-	5,596,070	-	5,596,070
Cash dividend paid	-	-	-	-	(2,536,131)	-	(2,536,131)
Translation adjustment	-	-	-	-	-	(3,703)	(3,703)
BALANCE, December 31, 2012	10,162,442	26,775	5,767,508	(2,894,068)	34,241,875	378,927	37,521,017

Shares issued - stock options exercised	36,291	87	113,713	-	-	-	113,800
Stock-based compensation	-	-	11,686	-	-	-	11,686
Net income	-	-	-	-	7,265,717	-	7,265,717
Translation adjustment	-	-	-	-	-	(290,678)	(290,678)
BALANCE, December 31, 2013	10,198,733	26,862	5,892,907	(2,894,068)	41,507,592	88,249	44,621,542

Shares issued - stock options exercised	12,200	29	52,693	-	-	-	52,722
Stock-based compensation	34,601	93	67,725	-	-	-	67,818
Net income	-	-	-	-	7,706,921	-	7,706,921
Cash dividend paid	-	-	-	-	(2,549,684)	-	(2,549,684)
Translation adjustment	-	-	-	-	-	(776,307)	(776,307)
BALANCE, December 31, 2014	10,245,534	$26,984	$6,013,325	($2,894,068)	$46,664,829	$(688,058)	$49,123,012

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2014, 2013, and 2012

1.  DESCRIPTION OF BUSINESS

Our primary line of business is the sale of leather, leather crafts, and related supplies.  We sell our products via company-owned stores throughout the United States, Canada, the United Kingdom, Australia, and Spain.  Numerous customers including retailers, wholesalers, assemblers, distributors, and other manufacturers are geographically disbursed throughout the world.  We also have light manufacturing facilities in Texas.

2.  SIGNIFICANT ACCOUNTING POLICIES

•	Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates.  Assets and liabilities with reported amounts based on significant estimates include trade accounts receivable, inventory (slow-moving), goodwill, and deferred income taxes.

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

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency transactions are reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized foreign currency transaction gains of $14,000, $41,000, and $26,000, in 2014, 2013, and 2012, respectively.

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

BASIC	2014	2013	2012
Net income	$7,706,921	$7,265,717	$5,596,070

Weighted average common shares outstanding	10,203,063	10,176,492	10,157,395

Earnings per share – basic	$0.76	$0.71	$0.55

DILUTED
Net income	$7,706,921	$7,265,717	$5,596,070

Weighted average common shares outstanding	10,203,063	10,176,492	10,157,395
Effect of restricted stock awards and assumed exercise of stock options	38,058	39,946	17,951
Weighted average common shares outstanding, assuming dilution	10,241,121	10,216,438	10,175,346

Earnings per share - diluted	$0.75	$0.71	$0.55

Outstanding options and restricted stock awards excluded as anti-dilutive	-	-	-

For additional disclosures regarding the restricted stock awards and the employee stock options, see Note 10. The net effect of converting stock options and restricted stock grants to purchase 107,001, 84,600, and 125,600 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2014, 2013, and 2012, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Goodwill is not amortized, but is evaluated at least annually for impairment.  We completed our annual goodwill impairment analysis as of December 31 in each of the three years ended December 31, 2014, 2013, and 2012 and determined that no adjustment to the carrying value of goodwill was required.

A summary of changes in our goodwill for the years ended December 31, 2014 and 2013 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2012	$607,319	$383,406	$990,725
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(8,740)	-	(8,740)
Impairments	-	-	-
Balance, December 31, 2013	$598,579	$383,406	$981,985
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(10,199)	-	(10,199)
Impairments	-	-	-
Balance, December 31, 2014	$588,380	$383,406	$971,786

As of December 31, 2014 and 2013, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2014
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$518,426	$25,943
Non-Compete Agreements	178,882	146,799	32,083
	$723,251	$665,225	$58,026

	As of December 31, 2013
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$487,891	$56,478
Non-Compete Agreements	181,216	134,466	46,750
	$725,585	$622,357	$103,228

Excluding goodwill, we have no intangible assets not subject to amortization under U.S. GAAP.  Amortization of intangible assets of $45,202 in 2014, $42,305 in 2013, and $41,759 in 2012 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Leather Factory	Tandy Leather	Total
2015	$108	$40,302	$40,410
2016	108	5,667	5,775
2017	90	1,000	1,090
2018	-	750	750
2019	-	-	-

•	Fair value of financial Instruments

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

Level 3 – significant unobservable inputs which are supported by little or no market activity.

Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our principal financial instruments held consist of certificates of deposit, accounts receivable, accounts payable, notes payable, and long-term debt.  The carrying value of certificates of deposit, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts.  The terms of the long-term debt are considered reasonable for this type of financing; therefore, the carrying amount approximates fair value.

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

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, no stock options were awarded in 2014.  12,000 options were awarded to directors in each of the years 2013 and 2012.  These options vest and become exercisable six months from the option grant date.  We had two other stock option plans from 1995 which provided for stock option grants to officers, key employees and non-employee directors.  These plans expired in 2005.  The expiration of the plans has no effect on the options previously granted.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $0, $11,686, and $10,000 for the years ended December 31, 2014, 2013, and 2012, respectively, as a component of operating expenses.

The stock option activity under our stock option plans was as follows:
	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	$4.40	115,600
Granted	5.27	12,000
Cancelled	-	-
Exercised	3.50	(6,000)
Outstanding, December 31, 2012	$4.53	121,600	4.83	$206,760
Exercisable, December 31, 2012	$4.53	121,600	4.83	$206,760

Outstanding, January 1, 2013	$4.53	121,600
Granted	6.87	12,000
Cancelled	-	-
Exercised	4.23	(49,000)
Outstanding, December 31, 2013	$5.04	84,600	7.22	$104,656
Exercisable, December 31, 2013	$5.04	84,600	7.22	$104,656

Outstanding, January 1, 2014	$5.04	84,600
Granted	-	-
Cancelled	-	-
Exercised	4.32	(12,200)
Outstanding, December 31, 2014	$5.16	72,400	6.17	$89,840
Exercisable, December 31, 2014	$5.16	72,400	6.17	$89,840

Other information pertaining to option activity during the twelve month periods ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Weighted average grant-date fair value of stock options granted	n/a	$0.97	$0.83
Total fair value of stock options vested	n/a	$11,686	$10,000
Total intrinsic value of stock options exercised	$14,816	$113,790	$9,572

As of December 31, 2014, there was no unrecognized compensation cost related to non-vested stock options.

Cash received from the exercise of stock options for the years ended December 31, 2014, 2013, and 2012 was $52,722, $113,800 and $20,980, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model (BSM) with the following weighted-average assumptions:

	2014	2013	2012
Volatility	n/a	19.1%	21.4%
Expected option life	n/a	3	3
Interest rate (risk free)	n/a	0.80%	0.875%
Dividends	n/a	None	None

The assumptions are evaluated and revised, as necessary, to reflect market conditions and our experience.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

We also have a restricted stock plan that was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The plan reserves up to 300,000 shares of our common stock for restricted stock awards to our executive officers, non-employee directors, and other key employees.  Awards granted under the plan may be stock awards or performance awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years. No awards were made in 2013.

In February 2014, our Chief Executive Officer, Chief Financial Officer, and Senior Vice President were awarded restricted stock grants consisting of 9,375 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,619 shares each. The grants will vest in equal annual amounts over a four-year period.  The fair value of nonvested restricted common stock awards is the market value of our common stock on the date of grant.  Compensation costs for these awards will be recognized on a straight-line basis over the four year vesting period. We recognized share based compensation expense of $67,818 for the year ended December 31, 2014 as a component of operating expenses.

A summary of the activity for nonvested restricted common stock awards as of December 31, 2014 was as follows:

	Shares	Grant Fair Value
Balance, January 1, 2014	-	-
Granted	34,601	$8.96
Forfeited	-	-
Vested	-	-
Balance, December 31, 2014	34,601	$8.96

As of December 31, 2014, there was unrecognized compensation cost related to non-vested restricted stock awards of $242,207 to be recognized in equal amounts through the first quarter of 2018.

•	Comprehensive income

Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments.

•	Shipping and handling costs

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $2,046,000, $1,978,000, and $1,767,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $171,000 and $168,000 at December 31, 2014 and 2013, respectively.  Total advertising expense was $4,339,000 in 2014; $4,099,000 in 2013; and $3,543,000 in 2012.

•	Cash flows presentation

For purposes of the statement of cash flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

•	Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 presentation.

3.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Accounts are written off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was approximately $400 and $1,000 at December 31, 2014 and 2013, respectively.  The following is a roll forward of the allowance for doubtful accounts:

Year ended:	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
December 31, 2014	$1,171	-	$854	$(25)	$(1,605)	$395
December 31, 2013	$111,996	-	$(106,504)	$(727)	$(3,594)	$1,171
December 31, 2012	$80,926	-	$77,143	$242	$(46,315)	$111,996

•	Sales returns and defective merchandise

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

4.  BALANCE SHEET COMPONENTS

	December 31, 2014	December 31, 2013
INVENTORY
On hand:
Finished goods held for sale	$31,257,820	$24,546,771
Raw materials and work in process	1,118,506	853,200
Inventory in transit	499,166	900,859
TOTAL	$32,875,492	$26,300,830

PROPERTY AND EQUIPMENT
Building	$9,232,066	$9,232,066
Land	1,451,132	1,451,132
Leasehold improvements	775,803	527,637
Equipment and machinery	4,978,426	4,321,509
Furniture and fixtures	5,589,989	4,597,366
Vehicles	172,527	161,280
	22,199,943	20,290,990
Less: accumulated depreciation	(7,037,665)	(5,863,280)
TOTAL	$15,162,278	$14,427,710

PREPAID EXPENSES
Prepaid insurance	$214,129	$479,220
Prepaid postage	114,681	89,702
Prepaid advertising	335,764	309,908
Prepaid rent	84,794	93,866
Prepaid supplies/equipment	147,215	145,223
Prepaid licenses/dues	129,781	120,476
Prepaid IT services	210,032	315,099
Prepaid other	112,256	56,150
TOTAL	$1,348,652	$1,609,644

OTHER CURRENT ASSETS
Accounts receivable – employees	$78,210	$80,556
Accounts receivable – other	15,144	257,932
Payments for merchandise not received	64,404	140,105
TOTAL	$157,758	$478,593

OTHER ASSETS
Security deposits - utilities, locations, etc.	$77,979	$89,959
Leather art collection	252,000	252,000
TOTAL	$329,979	$341,959

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$2,820,774	$2,741,003
Accrued payroll	407,945	702,456
Deferred revenue	934,868	864,104
Sales and payroll taxes payable	490,749	423,340
Inventory in transit	447,612	321,608
Other	292,566	756,371
TOTAL	$5,394,514	$5,808,882

Depreciation expense was $1,391,422, $1,152,307, and $1,026,467 for the years ended December 31, 2014, 2013, and 2012, respectively.

The 2012 loss from abandonment and/or disposal of obsolete equipment totaled $21,092.  The loss is included in Operating expenses, $13,536 of which is reported in our Retail Leathercraft segment, $6,232 of which is reported in our Wholesale Leathercraft segment, and $1,324 of which is reported in our International Leathercraft segment. The 2013 loss from abandonment and/or disposal of obsolete equipment totaled $109,222.  The loss is included in Operating expenses, $32,348 of which is reported in our Retail Leathercraft segment, and $76,874 of which is reported in our Wholesale Leathercraft segment. The 2014 loss from abandonment and/or disposal of obsolete equipment totaled $18,820.  The loss is included in Operating expenses, $11,089 of which is reported in our Retail Leathercraft segment, $7,681 of which is reported in our Wholesale Leathercraft segment, and $47 of which is reported in our International Leathercraft segment.

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

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4,000,000.  The revolver bears interest at LIBOR plus 2.0% (2.2457% at December 31, 2014) and was to mature on June 30, 2013. On June 25, 2013, we executed a Note Modification Agreement which extended the maturity date of the Line of Credit Note to June 30, 2014. On June 23, 2014, we executed a Note Modification Agreement which increased the maximum amount available from $4 million to $6 million and extended the maturity date from June 30, 2014 to June 30, 2015.  All other terms remain unchanged.  Interest is paid monthly. The note was obtained for working capital purposes and is secured by the real estate and improvements located at 1900 Southeast Loop 820, Fort Worth, Texas.

At December 31, 2014 and 2013, the amount outstanding under the above agreements consisted of the following:

	December 31, 2014	December 31, 2013
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$2,143,125	$2,598,750

Line of Credit Note with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 12, 2012, as amended on June 23, 2014, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 2%; matures June 30, 2015	$3,500,000	-
	5,643,125	2,598,750
Less - Current maturities	(3,702,500)	(202,500)
	$1,940,625	$2,396,250

The terms of the credit facility contain various covenants which among other things require us to maintain a debt service coverage ratio of not less than 1.2 to 1.0.  We were in compliance with these covenants as of December 31, 2014 and 2013.

Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2015	$3,702,500
2016	202,500
2017	202,500
2018	1,535,625
$5,643,125

6.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2014, 2013, and 2012, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2014	$10,400	$286,224
2013	$10,200	$301,434
2012	$7,500	$308,567

* Due to the annual limit on eligible earnings imposed by the Internal Revenue Code

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2014, 2013, or 2012.

We currently offer no postretirement or postemployment benefits to our employees.

7.  INCOME TAXES

The provision for income taxes consists of the following:

		2014	2013	2012
Current provision:
	Federal	3,368,974	$2,982,023	$3,054,862
	State	548,225	527,042	415,244
		3,917,199	3,509,065	3,470,106
Deferred provision (benefit):
	Federal	210,343	399,032	(107,843)
	State	(26,853)	46,945	(12,688)
		183,490	445,977	(120,531)
		$4,100,689	$3,955,042	$3,349,575

Income before income taxes is earned in the following tax jurisdictions:

	2014	2013	2012
United States	$10,339,632	$9,920,099	$7,941,689
United Kingdom	557,776	565,538	509,426
Canada	874,571	858,532	999,609
Australia	102,922	69,905	(210,372)
Spain	(67,291)	(193,315)	(294,707)
	$11,807,610	$11,220,759	$8,945,645

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2014	2013
Deferred income tax assets:
Allowance for doubtful accounts	$150	$98
Capitalized inventory costs	306,592	208,384
Warrants and stock-based compensation	44,151	48,591
Accrued expenses, reserves, and other	64,747	101,050
Total deferred income tax assets	415,640	358,123

Deferred income tax liabilities:
Property and equipment depreciation	1,299,826	1,074,646
Goodwill and other intangible assets amortization	202,328	186,501
Total deferred income tax liabilities	1,502,154	1,261,147

Net deferred tax asset (liability)	($1,086,514)	($903,024)

The net deferred tax liability is classified on the balance sheets as follows:

	2014	2013
Current deferred tax assets	371,491	$309,533
Long-term deferred tax liabilities	(1,458,005)	(1,212,557)
Net deferred tax asset (liability)	($1,086,514)	($903,024)

The effective tax rate differs from the statutory rate as follows:

	2014	2013	2012
Statutory rate – Federal US income tax	34%	34%	34%
State and local taxes	5%	6%	4%
Non-U.S. income tax at different rates	(1%)	(1%)	1%
Domestic production activities deduction	(1%)	(2%)	(1%)
Other, net	(2%)	(2%)	(1%)
Effective rate	35%	35%	37%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2012.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2011 and December 2012 tax years.

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under lease agreements that expire on dates ranging from March 2015 to September 2024.  Rent expense on all operating leases for the years ended December 31, 2014, 2013, and 2012, was $3,675,788, $3,312,152, and $3,135,773, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2014 were as follows:

Year ending December 31:
2015	$3,565,757
2016	2,706,520
2017	1,994,686
2018	1,226,832
2019	514,261
2020	189,364
2021	126,775
2022-2024	121,000
Total minimum lease payments	$10,445,195

Legal Proceedings

On March 16, 2011, two former employees of ours filed a lawsuit, entitled Mark Barnes and Jerry Mercante on behalf of themselves and all other similarly situated v. Tandy Leather Company, Inc., Tandy Leather Factory, and Does 1-50, in the US District Court for the District of Nevada.  The lawsuit was subsequently transferred to the United State District Court, Northern District of Texas, Fort Worth Division (“Court”), and an amended complaint was filed on May 9, 2011 by plaintiffs to add another former employee, Donna Cavota, as a third named plaintiff.  The suit alleged that we violated requirements of the Fair Labor Standards Act (FLSA) as well as various state wage laws.  Plaintiffs sought to represent themselves and all similarly situated U.S. current and former store managers of ours.   A Settlement Agreement was reached between the parties, and on September 24, 2012, the Court issued an Order Preliminarily Approving the Settlement of all federal and state claims asserted by the plaintiffs in the litigation.  We continue to deny any violation of any statute, law, rule, or regulation, any liability or wrongdoing, and the truth of plaintiffs’ allegations. We agreed to enter into the Settlement Agreement to avoid further expense and inconvenience, end the disruption and burden of the litigation, avoid any other present or future litigation arising out of the facts that gave rise to the litigation, avoid the risk inherent in uncertain complex litigation, and to put to rest the controversy underlying the litigation.

The Settlement Agreement preliminarily approved by the Court required us to establish a fund designated as a Qualified Settlement Fund (Escrow Account) in the amount of $993,386 to fund (1) settlement payments to the plaintiffs, (2) settlement payments to the other members of the settlement class who joined the case, (3) plaintiffs’ attorneys’ fees and expenses, and (4) the claim administrator (Escrow Agent’s) fees and expenses.   The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Settlement Agreement which was attached as Exhibit 10.1 to a Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2012.

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

We are periodically involved in various other litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.  Legal costs associated with the resolution of claims, lawsuits, and other contingencies are expensed as incurred.

9.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercraft.  While no single customer accounted for more than 1% of our consolidated revenues in 2014, 2013, or 2012, sales to our five largest customers represented 1.7%, 2.5%, and 2.9%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited.  At December 31, 2014, 2013, and 2012, 1%, 16%, and 30%, respectively, of our consolidated accounts receivable were due from two nationally recognized retail chains.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

10.  STOCKHOLDERS' EQUITY

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

A summary of stock option transactions for the years ended December 31, 2014, 2013, and 2012, is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	84,600	$5.04	121,600	$4.53	115,600	$4.40
Granted	-	-	12,000	6.87	12,000	5.27
Forfeited or expired	-	-	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(12,200)	4.32	(49,000)	4.23	(6,000)	3.50
Outstanding at December 31	72,400	$5.16	84,600	$5.04	121,600	$4.53
Exercisable at end of year	72,400	$5.16	84,600	$5.04	121,600	$4.53
Weighted-average fair value of
options granted during year	n/a		$0.97		$0.83

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$4.27 to $4.41	23,400	$4.39	5.76	23,400	$4.39	5.76
$4.80 to $4.96	16,000	4.84	4.86	16,000	4.84	4.86
$5.30 to $6.87	33,000	5.86	7.10	33,000	5.86	7.10
	72,400	$5.16	6.17	72,400	$5.16	6.17

We have a restricted stock plan that was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The plan reserves up to 300,000 shares of our common stock for restricted stock awards to our executive officers, non-employee directors, and other key employees.  Awards granted under the plan may be stock awards or performance awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years.  No awards were made in 2013.

In February 2014, our Chief Executive Officer, Chief Financial Officer, and Senior Vice President were awarded restricted stock grants consisting of 9,375 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,619 shares each. The grants will vest in equal annual amounts over a four-year period.  The fair value of nonvested restricted common stock awards is the market value of our common stock on the date of grant.  Compensation costs for these awards will be recognized on a straight-line basis over the four year vesting period.

	Shares	Grant Fair Value
Balance, January 1, 2014	-	-
Granted	34,601	$8.96
Forfeited	-	-
Vested	-	-
Balance, December 31, 2014	34,601	$8.96

Of the 300,000 shares available for issuance, there are 265,399 shares available for future awards.

b)	Cash Dividend

In February 2012, our Board of Directors authorized a $0.25 per share special one-time cash dividend that was paid to stockholders of record at the close of business on March 1, 2012. The cash dividend, totaling approximately $2.5 million, was paid to stockholders on April 2, 2012.

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

On June 6, 2013, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, par value $0.0024 per share, to stockholders of record at the close of business on June 16, 2013.  Each Right entitles the registered holder to purchase from us one one-thousandth of a newly created series of preferred stock at an exercise price of $30.00 per right.  The Rights are exercisable in the event any person or group acquires 20% or more of our outstanding common stock (an “Aquiring Person”), or commences a tender offer or exchange offer that would result in such person becoming an Acquiring Person.  An exception is included in the Rights Plan in order to ensure that certain owners are not by virtue of their share ownership automatically deemed to be an Acquiring Person upon adoption of the plan unless any such owner subsequently accrues additional shares of our common stock and after giving effect to such acquisition owns 20% or more of our outstanding common stock. The Rights will expire at 5:00 P.M. Eastern on June 6, 2016, unless such date is advanced or extended or unless the Rights are earlier redeemed or exchanged by our Board.

11.  SEGMENT INFORMATION

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

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total
For the year ended December 31, 2014
Net Sales	$27,285,884	$51,805,944	$4,339,084	$83,430,912
Gross Profit	18,393,969	30,880,718	2,850,070	52,124,757
Operating earnings	5,300,413	6,077,345	580,271	11,958,029
Interest expense	225,584	-	-	225,584
Other expense, net	(61,984)	-	(13,181)	(75,165)
Income before income taxes	5,136,813	6,077,345	593,452	11,807,610
Depreciation and amortization	911,327	460,534	64,763	1,436,624
Fixed asset additions	909,260	1,243,123	51,807	2,204,190
Total assets	$43,000,030	$16,608,386	$3,265,458	$62,873,874

For the year ended December 31, 2013
Net Sales	$27,384,614	$46,995,902	$3,904,069	$78,284,585
Gross Profit	18,425,268	28,430,800	2,471,956	49,328,024
Operating earnings	4,840,416	6,026,731	399,643	11,266,790
Interest expense	206,763	-	-	206,763
Other expense, net	(118,218)	(29)	(42,485)	(160,732)
Income before income taxes	4,751,871	6,026,760	442,128	11,220,759
Depreciation and amortization	866,264	271,536	56,812	1,194,612
Fixed asset additions	1,946,980	1,778,727	44,315	3,770,022
Total assets	$40,981,591	$12,206,584	$3,210,391	$56,398,566

For the year ended December 31, 2012
Net Sales	$26,850,002	$42,616,546	$3,254,076	$72,720,624
Gross Profit	18,063,191	25,833,852	2,008,631	45,905,674
Operating earnings	3,730,678	5,436,745	(23,418)	9,144,005
Interest expense	240,934	-	-	240,934
Other expense, net	(14,798)	(13)	(27,763)	(42,574)
Income before income taxes	3,504,542	5,436,758	4,345	8,945,645
Depreciation and amortization	820,622	193,394	54,210	1,068,226
Fixed asset additions	2,111,569	496,846	77,806	2,686,221
Total assets	$36,535,099	$10,037,416	$2,515,157	$49,087,672

Net sales by geographic areas were as follows:

	2014	2013	2012
United States	$69,791,099	$65,371,652	$61,041,650
Canada	6,342,896	8,004,320	7,496,840
All other countries	5,296,917	4,908,613	4,182,134
	$83,430,912	$78,284,585	$72,720,624

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales for the years ended December 31, 2014, 2013, and 2012.  We do not have any significant long-lived assets outside of the United States.

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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$19,838,466	$19,703,607	$19,417,234	$24,471,605
Gross profit	12,715,723	12,779,606	12,174,709	14,454,719
Net income	1,854,412	1,765,485	1,628,562	2,458,462
Net income per common share:
Basic	$0.18	$0.17	$0.16	$0.24
Diluted	$0.18	$0.17	$0.16	$0.24
Weighted average number of common shares outstanding:
Basic	10,198,733	10,198,733	10,203,711	10,210,933
Diluted	10,239,505	10,239,823	10,241,410	10,244,127

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$19,237,827	$18,973,013	$18,524,604	$21,549,141
Gross profit	11,930,829	11,920,121	11,700,943	13,776,131
Net income	1,586,321	1,629,353	1,561,832	2,488,211
Net income per common share:
Basic	$0.16	$0.16	$0.15	$0.24
Diluted	$0.16	$0.16	$0.15	$0.24
Weighted average number of common shares outstanding:
Basic	10,162,442	10,167,649	10,176,744	10,198,733
Diluted	10,194,219	10,216,535	10,221,512	10,233,009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2014, and 2013 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 27, 2015

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III*

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2014 and 2013
•	Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013, and 2012

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

TANDY LEATHER FACTORY, INC.

	By:	/w/Jon Thompson
Jon Thompson
Chief Executive Officer and President

	By:	/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer, Chief Accounting Officer, and Treasurer
Dated:  March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph R. Mannes	Chairman of the Board	March 27, 2015
Joseph R. Mannes

/s/ Jon W. Thompson	Chief Executive Officer, President and Director	March 27, 2015
Jon Thompson

/s/ Shannon L. Greene	Chief Financial Officer, Chief Accounting Officer, Treasurer, and Director	March 27, 2015
Shannon L. Greene

/s/ Mark J. Angus	Senior Vice President, Assistant Secretary, and Director	March 27, 2015
Mark J. Angus

/s/ William M. Warren	Secretary, General Counsel, and Director	March 27, 2015
William M. Warren

/s/ Jefferson Gramm	Director	March 27, 2015
Jefferson Gramm

/s/ T. Field Lange	Director	March 27, 2015
T. Field Lange

/s/ L. Edward Martin III	Director	March 27, 2015
L. Edward Martin III

/s/ J. Bryan Wilkinson	Director	March 27, 2015
J. Bryan Wilkinson

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX

Exhibit Number	Description
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