Form 10-K/A
period 2014-12-31
TANDY LEATHER FACTORY INC
filed 2015-03-30
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

The Annual Report on Form 10-K for the year ENDED December 31, 2014 for Tandy Leather Factory, Inc. (the “Company” and, such filing, the “Original Filing”) was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.  This Amendment No. 1 on Form 10-K/A (this “Amendment”) is filed for the purposes of including the required XBRL files.  The original filing did not include said files.

SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TANDY LEATHER FACTORY, INC.
Date:           March 27, 2015
/s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President