Form 10-Q
period 2015-03-31
TANDY LEATHER FACTORY INC
filed 2015-05-13
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 11, 2015
Common Stock, par value $0.0024 per share	10,282,018

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
CURRENT ASSETS:
Cash	$9,928,649	$10,636,530
Accounts receivable-trade, net of allowance for doubtful accounts
of $370 and $395 in 2015 and 2014, respectively	664,149	625,054
Inventory	30,407,882	32,875,492
Prepaid income taxes	-	336,828
Deferred income taxes	302,571	371,491
Prepaid expenses	1,472,133	1,348,652
Other current assets	113,870	157,758
Total current assets	42,889,254	46,351,805

PROPERTY AND EQUIPMENT, at cost	22,724,155	22,199,943
Less accumulated depreciation and amortization	(7,312,549)	(7,037,665)
	15,411,606	15,162,278

GOODWILL	962,091	971,786
OTHER INTANGIBLES, net of accumulated amortization of approximately
$674,000 and $665,000 in 2015 and 2014, respectively	46,748	58,026
OTHER assets	327,635	329,979
TOTAL ASSETS	$59,637,334	$62,873,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,742,070	$1,255,218
Accrued expenses and other liabilities	4,297,326	5,394,514
Income taxes payable	86,575	-
Current maturities of long-term debt	202,500	3,702,500
Total current liabilities	6,328,471	10,352,232

DEFERRED INCOME TAXES	1,456,916	1,458,005

LONG-TERM DEBT, net of current maturities	1,890,000	1,940,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,275,641 and 11,239,157 shares issued at 2015 and 2014, respectively;
10,282,018 and 10,245,534 shares outstanding at 2015 and 2014	27,072	26,984
Paid-in capital	6,052,221	6,013,325
Retained earnings	48,109,236	46,664,829
Treasury stock at cost (993,623 shares at 2015 and 2014)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	(1,332,514)	(688,058)
Total stockholders’ equity	49,961,947	49,123,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,637,334	$62,873,874

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	2015	2014

NET SALES	$20,788,764	$19,838,466
COST OF SALES	8,205,836	7,122,743
Gross profit	12,582,928	12,715,723

OPERATING EXPENSES	10,194,047	9,749,060
INCOME FROM OPERATIONS	2,388,881	2,966,663

OTHER (INCOME) EXPENSE:
Interest expense	44,163	45,828
Other, net	(19,873)	(1,344)
Total other (income) expense	24,290	44,484

INCOME BEFORE INCOME TAXES	2,364,591	2,922,179

PROVISION FOR INCOME TAXES	920,184	1,067,767

NET INCOME	$1,444,407	$1,854,412

NET INCOME PER COMMON SHARE:
BASIC	$0.14	$0.18
DILUTED	$0.14	$0.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	10,211,333	10,198,733
DILUTED	10,241,096	10,239,505

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
NET INCOME	$1,444,407	$1,854,412
Foreign currency translation adjustments, net of tax	(644,456)	(129,408)
COMPREHENSIVE INCOME	$799,951	$1,725,004

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,444,407	$1,854,412
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	383,936	346,555
Loss on disposal or abandonment of assets	5,804	3,600
Non-cash stock-based compensation	29,064	-
Deferred income taxes	67,831	(58,670)
Foreign currency translation	(585,107)	(124,726)
Net changes in assets and liabilities:
Accounts receivable-trade, net	(39,095)	(124,239)
Inventory	2,467,610	(4,231,692)
Prepaid expenses	(123,481)	(30,478)
Other current assets	43,888	318,050
Accounts payable-trade	486,852	843,414
Accrued expenses and other liabilities	(1,097,188)	(578,676)
Income taxes payable	423,403	332,579
Total adjustments	2,063,517	(3,304,283)
Net cash provided by (used in) operating activities	3,507,924	(1,449,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(677,444)	(641,282)
Decrease in other assets	2,344	9,014
Net cash used in investing activities	(675,100)	(632,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans	(3,500,000)	-
Payments on notes payable and long-term debt	(50,625)	(50,625)
Proceeds from issuance of common stock	9,920	-
Net cash used in financing activities	(3,540,705)	(50,625)

NET DECREASE IN CASH	(707,881)	(2,132,764)

CASH, beginning of period	10,636,530	11,082,679

CASH, end of period	$9,928,649	$8,949,915

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$44,163	$45,828
Income tax paid during the period, net of (refunds)	$379,690	$791,137

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2013	10,198,733	$26,862	$5,892,907	$(2,894,068)	$41,507,592	$88,249	$44,621,542

Stock-based compensation	34,601	83	(83)	-	-	-	-
Net income	-	-	-	-	1,854,412	-	1,854,412
Translation adjustment	-	-	-	-	-	(129,408)	(129,408)
BALANCE, March 31, 2014	10,233,334	$26,945	$5,892,824	$(2,894,068)	$43,362,004	$(41,159)	$46,346,546

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2014	10,245,534	$26,984	$6,013,325	$(2,894,068)	$46,664,829	$(688,058)	$49,123,012

Shares issued – stock option exercise	2,000	5	9,915	-	-	-	9,920
Stock-based compensation	34,484	83	28,981	-	-	-	29,064
Net income	-	-	-	-	1,444,407	-	1,444,407
Translation adjustment	-	-	-	-	-	(644,456)	(644,456)
BALANCE, March 31, 2015	10,282,018	$27,072	$6,052,221	$(2,894,068)	$48,109,236	$(1,332,514)	$49,961,947

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2015 and December 31, 2014, and its results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014.  Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The components of inventory consist of the following:

	As of
	March 31, 2015	December 31, 2014
Inventory on hand:
Finished goods held for sale	$27,565,831	$31,257,820
Raw materials and work in process	1,023,870	1,118,506
Inventory in transit	1,818,181	499,166
	$30,407,882	$32,875,492

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2014, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2015.

A summary of changes in our goodwill for the periods ended March 31, 2015 and 2014 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2013	$598,579	$383,406	$981,985
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(4,634)	-	(4,634)
Impairments	-	-	-
Balance, March 31, 2014	$593,945	$383,406	$977,351
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2014	$588,380	$383,406	$971,786
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(9,695)	-	(9,695)
Impairments	-	-	-
Balance, March 31, 2015	$578,685	$383,406	$962,091

Other intangibles consist of the following:

	As of March 31, 2015			As of December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$526,038	$18,331	$544,369	$518,426	$25,943
Non-Compete Agreements	176,664	148,247	28,417	178,882	146,799	32,083
	$721,033	$674,285	$46,748	$723,251	$665,225	$58,026

We recorded amortization expense of $11,278 during the first quarter of 2015 compared to $11,368 during the first quarter of 2014.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

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

Recent Accounting Pronouncements.  In April 2014, FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements did not have a material impact on our consolidated earnings, financial position or cash flows.

In May 2014, FASB issued Accounting Standards Update 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers,” to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Companies are permitted to apply the guidance in ASC 606 using one of the following two methods: retrospectively to each prior period presented in accordance with ASC 250, subject to certain practical expedients; or retrospectively with a cumulative effect adjustment to opening retained earnings in the period of initial adoption. If applying this transition method, an entity should apply the new revenue recognition guidance only to contracts not completed under existing U.S. GAAP at the date of adoption. We are currently evaluating the adoption method to apply and the impact that the update will have on our financial position, results of operations, cash flows and financial statement disclosures.

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

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million. The revolver bears interest at LIBOR plus 2% (2.27% at March 31, 2015) and was to mature on June 30, 2013.  On June 25, 2013, we executed a Note Modification Agreement which extended the maturity date of the Line of Credit Note to June 30, 2014.  On June 23, 2014, we executed a Note Modification Agreement which increased the maximum amount available from $4 million to $6 million and extended the maturity date from June 30, 2014 to June 30, 2015.  All other terms remain unchanged.  Interest is paid monthly. The note was obtained for working capital purposes and is secured by the real estate and improvements located at 1900 Southeast Loop 820, Fort Worth, Texas.  No amounts were outstanding under this Line of Credit Note as of March 31, 2015.

At March 31, 2015 and December 31, 2014, the amount outstanding under the above agreement consisted of the following:

	March 31, 2015	December 31, 2014
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$2,092,500	$2,143,125
Line of Credit Note with JPMorgan Chase Bank – collateralized by real estate, payable as follows:
Line of Credit Note dated July 12, 2012, as amended on June 25, 2013 and June 23, 2014, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 2%, matures June 30, 2015	-	3,500,000
	2,092,500	5,643,125
Less - Current maturities	(202,500)	(3,702,500)
	$1,890,000	$1,940,625

3.	STOCK-BASED COMPENSATION

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Under this plan, no options were awarded to directors during the quarters ended March 31, 2015 and 2014 and therefore, no share based compensation expense was recorded for the quarters ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015 and 2014, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	$5.04	84,600
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2014	$5.04	84,600	6.72	$104,656
Exercisable, March 31, 2014	$5.04	84,600	6.72	$104,656

Outstanding, January 1, 2015	$5.16	72,400
Granted	-	-
Cancelled	-	-
Exercised	(4.96)	(2,000)
Outstanding, March 31, 2015	$5.17	70,400	6.07	$86,886
Exercisable, March 31, 2015	$5.17	70,400	6.07	$86,886

Other information pertaining to option activity during the three-month periods ended March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	$2,953	N/A

As of March 31, 2015 and 2014, there was no unrecognized compensation cost related to non-vested stock options.

We have a restricted stock plan that was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The plan reserves up to 300,000 shares of our common stock for restricted stock awards to our executive officers, non-employee directors and other key employees.  Awards granted under the plan may be stock awards or performance awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the committee that administers the plan.

In February 2014, our Chief Executive Officer, Chief Financial Officer and Senior Vice President were awarded restricted stock grants consisting of 9,375 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,619 shares each. The grants will vest in equal annual amounts over a four-year period.  The fair value of non-vested restricted common stock awards is the market value of our common stock on the date of grant.  Compensation costs for these awards will be recognized on a straight-line basis over the four year vesting period.

In February 2015, our Chief Executive Officer, Chief Financial Officer and Senior Vice President were awarded restricted stock grants consisting of 9,343 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,613 shares each. The grants will vest in equal annual amounts over a four-year period.  The fair value of non-vested restricted common stock awards is the market value of our common stock on the date of grant.  Compensation costs for these awards will be recognized on a straight-line basis over the four year vesting period.

A summary of the activity for non-vested restricted common stock awards as of March 31, 2015 and 2014 is presented below:

	Shares	Award Fair Value
Balance, January 1, 2014	-	-
Granted	34,601	$8.96
Forfeited	-	-
Vested	-	-
Unvested Balance, March 31, 2014	34,601	$8.96

Balance, January 1, 2015	34,601	$8.96
Granted	34,484	$8.99
Forfeited
Vested	(8,652)	$8.96
Unvested Balance, March 31, 2015	60,433	$8.97

Total unrecognized compensation expense for the non-vested restricted stock awards as of March 31, 2015 and 2014 totals $523,154 and $310,025, respectively, and is expected to be recognized in equal annual amounts over a period of four years as follows:

	2015 Award	2014 Award	Total
2015	$58,127	$58,130	$116,257
2016	$77,503	$77,506	$155,009
2017	$77,503	$77,506	$155,009
2018	$77,503	$9,688	$87,191
2019	$9,688	-	$9,688
	$300,324	$222,830	$523,154

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2015 and 2014:

	2015	2014
Net income	$1,444,407	$1,854,412
Numerator for basic and diluted earnings per share	$1,444,407	$1,854,412

Denominator for basic earnings per share – weighted-average shares	10,211,333	10,198,733

Effect of dilutive securities:
Stock options	29,763	39,193
Restricted stock	-	1,579
Dilutive potential common shares	29,763	40,772

Denominator for diluted earnings per share – weighted-average shares	10,241,096	10,239,505

Basic earnings per share	$0.14	$0.18
Diluted earnings per share	$0.14	$0.18

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 130,833 and 119,201 shares of common stock have been included in the computations of diluted EPS for the quarters ended March 31, 2015 and 2014, respectively.

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

We are periodically involved in other litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended March 31, 2015
Net sales	$6,725,304	$13,109,413	$954,047	$20,788,764
Gross profit	4,169,635	7,845,766	567,527	12,582,928
Income from operations	951,855	1,403,452	33,574	2,388,881
Interest expense	44,163	-	-	44,163
Other, net	(11,393)	-	(8,480)	(19,873)
Income before income taxes	919,085	1,403,452	42,054	2,364,591

Depreciation and amortization	239,718	132,862	11,356	383,936
Fixed asset additions	419,906	257,538	-	677,444
Total assets	$39,891,481	$16,388,517	$3,357,336	$59,637,334

For the quarter ended March 31, 2014
Net sales	$6,823,968	$11,956,354	$1,058,144	$19,838,466
Gross profit	4,530,209	7,498,416	687,098	12,715,723
Income from operations	1,372,637	1,472,703	121,323	2,966,663
Interest expense	45,828	-	-	45,828
Other, net	(9,776)	-	8,432	(1,344)
Income before income taxes	1,336,585	1,472,703	112,891	2,922,179

Depreciation and amortization	225,855	104,441	16,259	346,555
Fixed asset additions	236,211	356,198	48,873	641,282
Total assets	$41,806,750	$13,903,814	$2,919,417	$58,629,981

Net sales for geographic areas were as follows for the three months ended March 31, 2015 and 2014:

	2015	2014
United States	$17,748,632	$16,645,886
Canada	1,899,118	1,913,512
All other countries	1,141,014	1,279,068
	$20,788,764	$19,838,466

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2015 and 2014.  We do not have any significant long-lived assets outside of the United States.

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

Our Wholesale Leathercraft segment operates 28 company-owned wholesale stores in 18 states and three Canadian provinces.  These stores are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users.  Our Wholesale Leathercraft segment previously included our National Account sales group, whose only customers were national craft chains.  We ended sales through this group in April 2014.

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 38 states and six Canadian provinces.  Tandy Leather Company, one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding our industry presence by opening retail stores.  As of May 1, 2015, we were operating 82 Tandy Leather Company retail stores located throughout North America.

Our International Leathercraft segment operates 3 company-owned stores, all located outside of North America.  These stores operate as combination retail / wholesale stores and consist of one store in Northampton, United Kingdom, one store in Sydney, Australia, and one store in Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new stores in 2015.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2014 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

➢	General economic conditions in the United States and abroad;
➢	Increased pressure on margins;
➢	Increases in the cost of the products we sell or a reduction in availability of those products;
➢	Challenges in implementing our planned international expansion;
➢	Failure to open additional stores in North America;
➢	Failure to hire and train qualified personnel to operate new and existing stores;
➢	Failure to protect our trademarks and other proprietary intellectual property rights;
➢	Negative impact of foreign currency fluctuations on our financial condition and results of operations;
➢	Damage to our brand image.

We assume no obligation to update or otherwise revise our forward-looking statements even if experience or future changes make it clear that any projected results, express or implied, will not be realized.

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31, 2015		Quarter Ended March 31, 2014
	Sales	Income from Operations	Sales	Income from Operations
Wholesale Leathercraft	$6,725,304	$951,855	$6,823,968	$1,372,637
Retail Leathercraft	13,109,413	1,403,452	11,956,354	1,472,703
International Leathercraft	954,047	33,574	1,058,144	121,323
Total Operations	$20,788,764	$2,388,881	$19,838,466	$2,966,663

Consolidated net sales for the quarter ended March 31, 2015 increased $950,000, or 4.8%, compared to the same period in 2014.  Retail Leathercraft reported a sales gain of 9.6%, while Wholesale Leathercraft and International Leathercraft reported sales declines of 1.4% and 9.8%, respectively.  Income from operations on a consolidated basis for the quarter ended March 31, 2015 decreased 19.5%, or $578,000, from the first quarter of 2014 due primarily to the decline in gross profit margin.

The following table shows in comparative form our consolidated net income for the first quarters of 2015 and 2014:

	2015	2014	% change
Net income	$1,444,407	$1,854,412	(22.1)%

All segments were profitable in the first quarter of 2015 and therefore, contributed to our consolidated net income.  Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 28 wholesale stores.  In the first quarter of 2014, this segment also included our National Account sales group, whose customers consisted of national craft chains only.  We ended sales through our National Account sales group in April 2014.  The following table presents the combined sales mix by customer categories for the quarters ended March 31, 2015 and 2014:

	Quarter ended
Customer Group	03/31/15	03/31/14
RETAIL (end users, consumers, individuals)	49%	43%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	41%	40%
MANUFACTURERS	6%	7%
NATIONAL ACCOUNTS	1%	6%
	100%	100%

Net sales decreased 1.4%, or $99,000, for the first quarter of 2015 compared to the first quarter of 2014 as follows:

	# Stores	Qtr Ended 03/31/15	# Stores	Qtr Ended 03/31/14	$ Change	% Change
Same store sales	28	$6,725,304	28	$6,353,531	$371,773	5.9%
Closed store sales	-	-	1	127,590	(127,590)	(100.0)%
National account group	n/a	-	n/a	342,847	(342,847)	(100.0)%
Total sales		$6,725,304		$6,823,968	$(98,664)	(1.4)%

Sales to our retail customers increased in the first quarter of 2015 compared to the first quarter of 2014, while sales to our other customer groups declined.  Sales to our national account customers ended in April 2014 due to the elimination of certain products from our product line that these customers were buying (as these products have not historically provided an acceptable gross profit margin), which explains the significant decrease in sales to that customer group.  Income from operations for Wholesale Leathercraft during the current quarter decreased by $421,000 from the comparative 2014 quarter, a decline of 31%.

A decrease in gross profit of $360,000 and an increase in operating expenses of $60,000 contributed to the decline in income from operations.  Gross profit as a percentage of sales decreased from 66.4% in the first quarter of 2014 to 62.0% in the first quarter of 2015, due to an increase in sales of leather, our lowest margin item, compared to that of non-leather products.  Operating expenses increased less than 2%, increasing $60,000 compared to last year’s comparable period.  The most significant expense increase occurred in advertising and marketing expenses, partially offset by a decrease in legal and professional fees.

Retail Leathercraft

Our Retail Leathercraft operation consists of 82 Tandy Leather Company retail stores at March 31, 2015 compared to 80 stores at March 31, 2014.  Net sales increased 9.6% for the first quarter of 2015 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 03/31/15	# Stores	Qtr Ended 03/31/14	$ Change	% Change
Same store sales	79	$12,829,124	79	$11,916,631	$912,493	7.7%
New store sales	3	280,289	1	39,723	240,566	N/A
Total sales		$13,109,413		$11,956,354	$1,153,059	9.6%

The following table presents sales mix by customer categories for the quarters ended March 31, 2015 and 2014 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/15	03/31/14
RETAIL (end users, consumers, individuals)	61%	62%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	34%	33%
MANUFACTURERS	2%	2%
	100%	100%

Sales to all customer groups increased over the first quarter of 2014.

 Income from operations decreased $69,000, or 4.7%, from the comparative 2014 quarter due to an increase in operating expenses offset partially by an increase in gross profit.  Our gross profit increased by $347,000 from the prior period primarily due to higher sales, although as a percentage of sales, gross profit margin declined from 62.7% in the first quarter of 2014 to 59.9% in the first quarter of 2015. The increase in sales was primarily of leather, our lowest margin item, causing the decrease in our gross profit margin percentage.  Operating expenses as a percentage of sales decreased from 50.4% in the first quarter of 2014 to 49.1% in the first quarter of 2015.  The increase in operating expenses of $416,000 compared to the first quarter of 2014 was caused primarily by increases in employee compensation ($107,000), advertising and marketing ($102,000), rent and utilities expense ($107,000), depreciation ($28,000), freight out ($26,000) and credit card fees ($25,000).

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of March 31, 2015 and 2014, the segment contained three stores located in United Kingdom, Australia, and Spain. This segment’s sales totaled $954,000 for the first quarter of 2015, compared to $1.1 million in the first quarter of 2014, a decrease of 9.8%.  The decline in sales is the result of the change in currency exchange rates from the first quarter of 2014 compared to the same rates in the first quarter of 2015.  In their local currencies, this segment achieved a 3% sales increase this quarter compared to last year’s first quarter.  Gross profit margin decreased $119,000, while operating expenses decreased by $32,000.  Operating expenses totaled $534,000 in the first quarter of 2015, up from $566,000 in the first quarter of 2014.  Advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid $44,000 in interest on our bank debt in the first quarter of 2015, compared to $46,000 in the first quarter of 2014.  We recorded income of $10,000 for currency fluctuations in the first quarter of 2015.  Comparatively, in the first quarter of 2014, we recorded an expense of $8,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets decreased from $62.9 million at year-end 2014 to $59.6 million at March 31, 2015.  Total stockholders’ equity increased from $49.1 million at December 31, 2014 to $50.0 million at March 31, 2015, the increase being attributable to our net income earned in the first quarter of 2015.  Our current ratio increased from 4.5 at December 31, 2014 to 6.8 at March 31, 2015 due primarily to the reduction in current portion of debt during the first quarter of 2015.

As of March 31, 2015, our investment in inventory decreased by $2.5 million from year-end 2014.  Inventory turnover reached an annualized rate of 2.6 times during the first quarter of 2015, decreasing from 2.8 times for the first quarter of 2014.  Inventory turnover was 2.8 times for all of 2014.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was approximately $664,000 at March 31, 2015, up $39,000 from $625,000 at year-end 2014.  The average days to collect accounts decreased to 35 days for the first quarter of 2015, a slight improvement from the average days to collect accounts in the first quarter of 2014 of 36 days.  We are continually monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts.

Accounts payable increased approximately $487,000 to $1.7 million at March 31, 2015 compared to $1.3 million at year-end 2014 due to the increase in inventory purchases late in the quarter. Accrued expenses decreased from $5.4 million at December 31, 2014 to $4.3 million at March 31, 2015.  The payment of the 2014 manager bonuses during the first quarter of 2015, offset partially by the increase in inventory in transit, accounted for the reduction.

During the first quarter of 2015, cash flow provided by operating activities was $3.5 million.  The decrease in inventory of $2.5 million and net income of $1.4 million accounted for the operating cash provided during the first quarter of 2015.

By comparison, during the first quarter of 2014, cash flow used by operating activities was $1.4 million.  The increase in inventory of $4.2 million, offset by net income of $1.9 million and the increase in accounts payable of approximately $843,000 accounted for the use of operating cash during the first quarter of 2014.

Cash flow used by investing activities totaled approximately $675,000 in the first quarter of 2015, consisting primarily of the purchase of fixtures for store moves and remodels.  In the first quarter of 2014, cash used by investing activities totaled approximately $632,000, consisting primarily of the purchase of store fixtures, factory equipment and computer equipment.

Cash flow used by financing activities totaled $3.5 million in the first quarter of 2015, compared to $51,000 in the first quarter of 2014.  In both quarters, cash used consisted entirely of debt repayments.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2014.  We believe that our exposure to market risks has not changed significantly since December 31, 2014.  We expect that our exposure to foreign currency exchange risk will increase as our international presence increases.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
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

10.3
Second Amendment to 2007 Director Non-Qualified Stock Option Plan dated October 7, 2010, filed as Exhibit 10.3 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2010 and incorporated by reference herein.

10.4
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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 13, 2015	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: May 13, 2015	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)