Form 10-Q
period 2015-06-30
TANDY LEATHER FACTORY INC
filed 2015-08-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if a smaller reporting company)  Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 10, 2015
Common Stock, par value $0.0024 per share	10,282,018

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
CURRENT ASSETS:
Cash	$10,867,362	$10,636,530
Accounts receivable-trade, net of allowance for doubtful accounts
of $2,060 and $395 in 2015 and 2014, respectively	758,894	625,054
Inventory	32,810,251	32,875,492
Prepaid income taxes	623,815	336,828
Deferred income taxes	312,943	371,491
Prepaid expenses	1,347,391	1,348,652
Other current assets	121,055	157,758
Total current assets	46,841,711	46,351,805

PROPERTY AND EQUIPMENT, at cost	23,042,912	22,199,943
Less accumulated depreciation and amortization	(7,641,889)	(7,037,665)
	15,401,023	15,162,278

GOODWILL	963,769	971,786
OTHER INTANGIBLES, net of accumulated amortization of approximately
$686,000 and $665,000 in 2015 and 2014, respectively	35,470	58,026
OTHER assets	327,993	329,979
TOTAL ASSETS	$63,569,966	$62,873,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,679,012	$1,255,218
Accrued expenses and other liabilities	6,661,964	5,394,514
Current maturities of long-term debt	202,500	3,702,500
Total current liabilities	8,543,476	10,352,232

DEFERRED INCOME TAXES	1,408,192	1,458,005

LONG-TERM DEBT, net of current maturities	1,631,813	1,940,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,275,641 and 11,239,157 shares issued at 2015 and 2014, respectively;
10,282,018 and 10,245,534 shares outstanding at 2015 and 2014, respectively	27,062	26,984
Paid-in capital	6,090,984	6,013,325
Retained earnings	49,617,132	46,664,829
Treasury stock at cost (993,623 shares at 2015 and 2014)	(2,894,068)	(2,894,068)
Accumulated other comprehensive income	(854,625)	(688,058)
Total stockholders’ equity	51,986,485	49,123,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,569,966	$62,873,874

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2015 and 2014

	THREE MONTHS		SIX MONTHS
	2015	2014	2015	2014
NET SALES	$19,773,528	$19,703,607	$40,562,292	$39,542,073

COST OF SALES	6,959,147	6,924,001	15,164,983	14,046,744

Gross profit	12,814,381	12,779,606	25,397,309	25,495,329

OPERATING EXPENSES	10,480,539	10,123,329	20,674,586	19,872,389

INCOME FROM OPERATIONS	2,333,842	2,656,277	4,722,723	5,622,940

OTHER INCOME (EXPENSE):
Interest expense	(34,762)	(44,855)	(78,925)	(90,683)
Other, net	9,877	5,334	29,750	6,678
Total other income (expense)	(24,885)	(39,521)	(49,175)	(84,005)

INCOME BEFORE INCOME TAXES	2,308,957	2,616,756	4,673,548	5,538,935

PROVISION FOR INCOME TAXES	801,061	851,271	1,721,245	1,919,038

NET INCOME	$1,507,896	$1,765,485	$2,952,303	$3,619,897

NET INCOME PER COMMON SHARE:
Basic	$0.15	$0.17	$0.29	$0.35
Diluted	$0.15	$0.17	$0.29	$0.35

Weighted Average Number of Shares Outstanding:
Basic	10,212,933	10,198,733	10,212,137	10,198,733
Diluted	10,241,164	10,239,823	10,241,130	10,239,447

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three and Six Months Ended June 30, 2015 and 2014

	THREE MONTHS		SIX MONTHS
	2015	2014	2015	2014
NET INCOME	$1,507,896	$1,765,485	2,952,303	$3,619,897

Foreign currency translation adjustments	477,889	220,023	(166,567)	90,615

COMPREHENSIVE INCOME	$1,985,785	$1,985,508	$2,785,736	$3,710,512

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,952,303	$3,619,897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	809,456	715,920
(Gain) loss on disposal or abandonment of assets	25,204	(1,409)
Non-cash stock-based compensation	77,737	29,065
Deferred income taxes	8,735	(143,413)
Foreign currency translation	(121,909)	84,854
Net changes in assets and liabilities:
Accounts receivable-trade, net	(133,840)	(33,701)
Inventory	65,241	(9,700,760)
Prepaid expenses	1,261	331,773
Other current assets	36,703	128,361
Accounts payable-trade	423,794	171,275
Accrued expenses and other liabilities	1,267,450	888,235
Income taxes payable	(286,987)	(740,505)
Total adjustments	2,172,845	(8,270,305)
Net cash provided by (used in) operating activities	5,125,148	(4,650,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,088,231)	(949,082)
Proceeds from sale of assets	741	18,736
Decrease in other assets	1,986	4,984
Net cash used in investing activities	(1,085,504)	(925,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in revolving credit loans	-	2,250,000
Payments on notes payable and long-term debt	(3,808,812)	(354,375)
Net cash provided by (used in) financing activities	(3,808,812)	1,895,625

NET CHANGE IN CASH	230,832	(3,680,145)

CASH, beginning of period	10,636,530	11,082,679

CASH, end of period	$10,867,362	$7,402,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$78,925	$90,683
Income tax paid during the period, net of (refunds)	$2,003,680	$2,567,257

NON-CASH INVESTING ACTIVITIES:
Accrued dividend	-	$2,549,684

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2015 and 2014

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2013	10,198,733	$26,862	$5,892,907	$(2,894,068)	$41,507,592	$88,249	$44,621,542

Stock-based compensation	34,601	83	28,982	-	-	-	29,065
Net income	-	-	-	-	3,619,897	-	3,619,897
Dividend payable	-	-	-	-	(2,549,684)		(2,549,684)
Translation adjustment	-	-	-	-	-	90,615	90,615
BALANCE, June 30, 2014	10,233,334	$26,945	$5,921,889	$(2,894,068)	$42,577,805	$178,864	$45,811,435

	Number of Shares	Par Value	Paid-in Capital	TreasuryStock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2014	10,245,534	$26,984	$6,013,325	$(2,894,068)	$46,664,829	$(688,058)	$49,123,012

Shares issued – stock option exercise	2,000	5	9,915	-	-	-	9,920
Stock-based compensation	34,484	73	67,744	-	-	-	67,817
Net income	-	-	-	-	2,952,303	-	2,952,303
Translation adjustment	-	-	-	-	-	(166,567)	(166,567)
BALANCE, June 30, 2015	10,282,018	$27,062	$6,090,984	$(2,894,068)	$49,617,132	$(854,625)	$51,986,485

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2015 and December 31, 2014, and its results of operations and cash flows for the three and six-month periods ended June 30, 2015 and 2014.  Operating results for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The components of inventory consist of the following:

	As of
	June 30, 2015	December 31, 2014
Inventory on hand:
Finished goods held for sale	$29,266,013	$31,257,820
Raw materials and work in process	976,228	1,118,506
Inventory in transit	2,568,010	499,166
	$32,810,251	$32,875,492

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2014, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first six months of 2015.

A summary of changes in our goodwill for the periods ended June 30, 2015 and 2014 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2013	$598,579	$383,406	$981,985
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(458)	-	(458)
Impairments	-	-	-
Balance, June 30, 2014	$598,121	$383,406	$981,527
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2014	$588,380	$383,406	$971,786
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(8,017)	-	(8,017)
Impairments	-	-	-
Balance, June 30, 2015	$580,363	$383,406	$963,769

Other intangibles consist of the following:

	As of June 30, 2015			As of December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$533,649	$10,720	$544,369	$518,426	$25,943
Non-Compete Agreements	177,048	152,298	24,750	178,882	146,799	32,083
	$721,417	$685,947	$35,470	$723,251	$665,225	$58,026

We recorded amortization expense of $22,556 during the first six months of 2015 compared to $22,646 during the first half of 2014.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2015	$55	$17,800	$17,855
2016	108	5,667	5,775
2017	90	1,000	1,090
2018	-	750	750
2019	-	-	-

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

Recent Accounting Pronouncements.  In April 2014, FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance was effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements did not have a material impact on our consolidated earnings, financial position or cash flows.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which amends ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued ASU No. 2015-24, Revenue from Contracts with Customers: Deferral of the Effective Date which proposed a deferral of the effective date by one year, and on July 7, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance beginning in our 2018 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Entities reporting under U.S. GAAP are not permitted to adopt this standard earlier than the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities.) We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, Compensation–Stock Compensation. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. This ASU codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items. This ASU simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

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

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million. The revolver bears interest at LIBOR plus 2% (2.18% at June 30, 2015) and was to mature on June 30, 2014.  On June 23, 2014, we executed a Note Modification Agreement which increased the maximum amount available from $4 million to $6 million and extended the maturity date from June 30, 2014 to June 30, 2015. On July 6, 2015, we executed a Note Modification Agreement extending the maturity date from June 30, 2015 to September 30, 2015.  All other terms remain unchanged.  Interest is paid monthly. The note was obtained for working capital purposes and is secured by the real estate and improvements located at 1900 Southeast Loop 820, Fort Worth Texas.

At June 30, 2015 and December 31, 2014, the amount outstanding under the above agreements consisted of the following:

	June 30, 2015	December 31, 2014
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018	$1,834,313	$2,143,125
Line of Credit Note with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 12, 2012, as amended on June 23, 2014, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 2%; matures September 30, 2015	-	3,500,000
	1,834,313	5,643,125
Less - Current maturities	(202,500)	(3,702,500)
	$1,631,813	$1,940,625

3.	STOCK-BASED COMPENSATION

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Under this plan, no options were awarded to directors during the six months ended June 30, 2015 and 2014 and therefore, no share based compensation expense was recorded for those periods.

During the six months ended June 30, 2015 and 2014, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	$5.04	84,600
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, June 30, 2014	$5.04	84,600	6.47	$104,656
Exercisable, June 30, 2014	$5.04	84,600	6.47	$104,656

Outstanding, January 1, 2015	$5.16	72,400
Granted	-	-
Cancelled	-	-
Exercised	(4.96)	(2,000)
Outstanding, June 30, 2015	$5.17	70,400	5.83	$86,886
Exercisable, June 30, 2015	$5.17	70,400	5.83	$86,886

Other information pertaining to option activity during the six-month periods ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	$2,953	N/A

There was no unrecognized compensation cost pertaining to stock option grants as of June 30, 2015 and 2014.

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

A summary of the activity for non-vested restricted common stock awards as of June 30, 2015 and 2014 is presented below:

	Shares	Award Fair Value
Balance, January 1, 2014	-	-
Granted	34,601	$8.96
Forfeited	-	-
Vested	-	-
Unvested Balance, June 30, 2014	34,601	$8.96

Balance, January 1, 2015	34,601	$8.96
Granted	34,484	$8.99
Forfeited
Vested	(8,652)	$8.96
Unvested Balance, June 30, 2015	60,433	$8.97

Total unrecognized compensation expense for the non-vested restricted stock awards as of June 30, 2015 and 2014 totals $484,401 and $280,960, respectively, and is expected to be recognized in equal annual amounts over a period of four years as follows:

	2015 Award	2014 Award	Total
2015	$38,751	$38,753	$77,504
2016	$77,503	$77,506	$155,009
2017	$77,503	$77,506	$155,009
2018	$77,503	$9,688	$87,191
2019	$9,688	-	$9,688
	$280,948	$203,453	$484,401

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$1,507,896	$1,765,485	$2,952,303	$3,619,897
Numerator for basic and diluted earnings per share	1,507,896	1,765,485	2,952,303	3,619,897
Denominator:
Weighted-average shares outstanding-basic	10,212,933	10,198,733	10,212,137	10,198,733

Effect of dilutive securities:
Stock options	28,231	39,376	28,993	39,067
Restricted stock	-	1,714	-	1,647
Dilutive potential common shares	28,231	41,090	28,993	40,714
Denominator for diluted earnings per share- weighted-average shares	10,241,164	10,239,823	10,241,130	10,239,447

Basic earnings per share	$0.15	$0.17	$0.29	$0.35
Diluted earnings per share	$0.15	$0.17	$0.29	$0.35

The net effect of converting stock options and warrants to purchase 130,833 and 119,201 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted earnings per share for the quarters ended June 30, 2015 and 2014, respectively.

5.	CASH DIVIDEND

On June 9, 2014, our Board of Directors authorized a $0.25 per share special one-time cash dividend to be paid to stockholders of record at the close of business on July 7, 2014. The cash dividend, totaling $2.5 million, was paid to stockholders on August 8, 2014. Our Board will determine future cash dividends after giving consideration to our then existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.

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
b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America; and
c.	International Leathercraft, which sells to both wholesale and retail customers. We have three stores operating in this segment: one in Northampton, United Kingdom, one in Sydney, Australia, and one in Jerez, Spain. These stores carry the same products as our North American stores

Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended June 30, 2015
Net sales	$6,394,278	$12,532,411	$846,839	$19,773,528
Gross profit	4,726,907	7,548,859	538,615	12,814,381
Operating earnings	968,552	1,336,669	28,621	2,333,842
Interest (expense)	(34,762)	-	-	(34,762)
Other income (expense), net	25,769	-	(15,892)	9,877
Income before income taxes	959,559	1,336,669	12,729	2,308,957

Depreciation and amortization	274,536	137,735	13,249	425,520
Fixed asset additions	164,540	226,777	19,470	410,787
Total assets	$38,507,395	$20,875,591	$4,186,980	$63,569,966

For the quarter ended June 30, 2014
Net sales	$6,457,467	$12,201,624	$1,044,516	$19,703,607
Gross profit	4,774,051	7,308,073	697,482	12,779,606
Operating earnings	1,106,942	1,427,913	121,422	2,656,277
Interest (expense)	(44,855)	-	-	(44,855)
Other income (expense), net	15,398	-	(10,064)	5,334
Income before income taxes	1,077,485	1,427,913	111,358	2,616,756

Depreciation and amortization	238,783	113,319	17,263	369,365
Fixed asset additions	160,847	145,768	1,185	307,800
Total assets	$45,455,609	$14,967,724	$2,314,779	$62,738,112

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the six months ended June 30, 2015
Net sales	$13,119,582	$25,641,824	$1,800,886	$40,562,292
Gross profit	8,896,542	15,394,625	1,106,142	25,397,309
Operating earnings	1,920,407	2,740,121	62,195	4,722,723
Interest (expense)	(78,925)	-	-	(78,925)
Other income (expense), net	37,162	-	(7,412)	29,750
Income before income taxes	1,878,644	2,740,121	54,783	4,673,548

Depreciation and amortization	514,254	270,597	24,605	809,456
Fixed asset additions	584,446	484,315	19,470	1,088,231
Total assets	$38,507,395	$20,875,591	$4,186,980	$63,569,966

For the six months ended June 30, 2014
Net sales	$13,281,435	$24,157,978	$2,102,660	$39,542,073
Gross profit	9,304,260	14,806,489	1,384,580	25,495,329
Operating earnings	2,479,579	2,900,616	242,745	5,622,940
Interest expense	(90,683)	-	-	(90,683)
Other income (expense), net	25,174	-	(18,496)	6,678
Income before income taxes	2,414,070	2,900,616	224,249	5,538,935

Depreciation and amortization	464,639	217,760	33,521	715,920
Fixed asset additions	397,057	501,967	50,058	949,082
Total assets	$45,455,609	$14,967,724	$2,314,779	$62,738,112

Net sales for geographic areas were as follows for the three and six months ended June 30, 2015 and 2014:

Three months ended June 30,	2015	2014
United States	$16,836,732	$16,432,956
Canada	1,852,181	2,030,752
All other countries	1,084,615	1,239,899
	$19,773,528	$19,703,607

Six months ended June 30,	2015	2014
United States	$34,585,363	$33,078,842
Canada	3,738,766	3,926,810
All other countries	2,238,163	2,536,421
	$40,562,292	$39,542,073

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three and six-month periods ended June 30, 2015 and 2014.  We do not have any significant long-lived assets outside of the United States.

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 38 states and six Canadian provinces.  Tandy Leather Company, one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding our industry presence by opening retail stores.  As of August 1, 2015, we were operating 82 Tandy Leather Company retail stores located throughout North America.

Our International Leathercraft segment operates 3 company-owned stores, all located outside of North America.  These stores operate as combination retail / wholesale stores and consist of one store in Northampton, United Kingdom, one store in Sydney, Australia, and one store in Jerez, Spain.  We expect to continue opening international stores in the future, but do not have a specific timeline.

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

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2014 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

➢	General economic conditions in the United States and abroad;
➢	Increased pressure on margins;
➢	Increases in the cost of the products we sell or a reduction in availability of those products;
➢	Challenges in implementing our planned international expansion;
➢	Failure to open additional stores in North America;
➢	Failure to hire and train qualified personnel to operate new and existing stores;
➢	Failure to protect our trademarks and other proprietary intellectual property rights;
➢	Negative impact of foreign currency fluctuations on our financial condition and results of operations;and
➢	Damage to our brand image.

We assume no obligation to update or otherwise revise our forward-looking statements even if experience or future changes make it clear that any projected results, express or implied, will not be realized.

Results of Operations

Three Months Ended June 30, 2015 and 2014

The following tables present selected financial data of each of our three segments for the quarters ended June 30, 2015 and 2014.

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014
	Sales	Income from Operations	Sales	Income from Operations
Wholesale Leathercraft	$6,394,278	$968,552	$6,457,467	$1,106,942
Retail Leathercraft	12,532,411	1,336,669	12,201,624	1,427,913
Int’l Leathercraft	846,839	28,621	1,044,516	121,422
Total Operations	$19,773,528	$2,333,842	$19,703,607	$2,656,277

Consolidated net sales for the quarter ended June 30, 2015 increased approximately $70,000, or 0.4%, compared to the same period in 2014.  Retail Leathercraft reported a 2.7% sales gain.  Wholesale Leathercraft and International Leathercraft reported sales decreases of 1% and 19%, respectively.  Income from operations on a consolidated basis for the quarter ended June 30, 2015 decreased 1%, or approximately $322,000, from the second quarter of 2014 due to an increase in operating expenses, partially offset by an increase in gross profit margin.

The following table shows in comparative form our consolidated net income for the second quarters of 2015 and 2014:

	2015	2014	% change
Net income	$1,507,896	$1,765,485	(14.6)%

All segments were profitable in the second quarter of 2015 and therefore, contributed to our consolidated net income.  Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 28 wholesale stores.  In the second quarter of 2014, this segment also included our National Account sales group, whose customers consisted of national craft chains only.  We ended sales through our National Account sales group in April 2014.  The following table presents the combined sales mix by customer categories for the quarters ended June 30, 2015 and 2014:

	Quarter ended
Customer Group	06/30/15	06/30/14
RETAIL (end users, consumers, individuals)	45%	43%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	5%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	44%
MANUFACTURERS	7%	6%
NATIONAL ACCOUNTS	0%	2%
	100%	100%

Net sales decreased 1%, or approximately $63,000, for the second quarter of 2015 compared to the second quarter of 2014 as follows:

	# Stores	Qtr Ended 06/30/15	# Stores	Qtr Ended 06/30/14	$ Change	% Change
Same store sales	28	$6,394,278	28	$6,333,373	$60,905	1.0%
Closed store sales	-		1	118,291	(118,291)	(100)%
National account group	-	-	-	5,803	(5,803)	(100)%
Total sales	28	$6,394,278	28	$6,457,467	$(63,189)	(1.0)%

Sales to our retail and manufacturing customers increased in the second quarter of 2015 compared to the second quarter of 2014, while sales to our wholesale and institution group customers were down slightly.  Sales to our national account customers ended in April 2014 due to the elimination of certain products from our product line that these customers were buying (as these products have not historically provided an acceptable gross profit margin), which explains the significant decrease in sales to that customer group.  Income from operations for Wholesale Leathercraft during the current quarter decreased by $138,000 from the comparative 2014 quarter, a decline of 12%.

A decrease in gross profit of approximately $47,000, along with an increase in operating expenses of approximately $91,000, contributed to the reduction in income from operations compared to last year’s second quarter.  Gross profit as a percentage of sales in the second quarter of 2015 matched that of the second quarter of 2014 at 73.9%. Operating expenses increased by 2%, increasing $91,000 compared to last year’s comparable period.  The most significant expense increase occurred in legal and professional fees, travel expenses and other outside services, partially offset by a decrease in repairs and maintenance, advertising and marketing, and employee compensation.

Retail Leathercraft

Our Retail Leathercraft operation consists of 82 Tandy Leather Company retail stores at June 30, 2015 compared to 80 stores at June 30, 2014.  Net sales increased 2.7% for the second quarter of 2015 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/15	# Stores	Qtr Ended 06/30/14	$ Change	% Change
Same store sales	80	$12,336,098	80	$12,201,624	$134,474	1.1%
New store sales	2	196,313	-	-	196,313	N/A
Total sales	80	$12,532,411	80	$12,201,624	$330,787	2.7%

The following table presents sales mix by customer categories for the quarters ended June 30, 2015 and 2014 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	06/30/15	06/30/14
RETAIL (end users, consumers, individuals)	57%	57%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	36%	36%
MANUFACTURERS	3%	3%
	100%	100%

Sales to our retail, wholesale and manufacturer customer groups increased over the second quarter of 2014, while sales to our institution customer group declined slightly over the same period.

Income from operations decreased approximately $91,000, in the quarter ended June 30, 2015, or 6.4%, from the comparative 2014 quarter due to an increase in operating expenses offset partially by an increase in gross profit margin.  Our gross profit increased by approximately $241,000 from the comparable 2014 quarter primarily due to higher sales.  Operating expenses as a percentage of sales rose from 48.2% in the second quarter of 2014 to 49.6% in the second quarter of 2015.  The increase in operating expenses of approximately $332,000 in the second quarter of 2015 compared to the second quarter of 2014 was caused by increases in employee compensation and benefits (approximately $160,000), rent and utilities expense (approximately $46,000), travel and relocation expenses (approximately $32,000), depreciation (approximately $24,000), and advertising expenses (approximately $26,000).

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2015 and 2014, the segment contained three stores, with one each located in United Kingdom, Australia, and Spain. This segment’s sales totaled approximately $847,000 for the second quarter of 2015, compared to approximately $1,044,000 in the second quarter of 2014, a decrease of 19%.  The decline in sales is partially the result of the change in currency exchange rates from the second quarter of 2015 compared to the same rates in the second quarter of 2014.  In their local currencies, this segment achieved a 4% sales decline compared to last year’s second quarter.  Delays in getting merchandise into the stores and the increase in selling prices in the local currencies negatively affected sales.  Gross profit margin decreased $159,000, while operating expenses decreased by $66,000.  Operating expenses totaled $509,000 in the second quarter of 2015, down from $576,000 in the second quarter of 2014.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, legal and professional fees, and shipping costs to customers.

Other Expenses

We paid approximately $35,000 in interest on our bank debt in the second quarter of 2015, compared to approximately $45,000 in the second quarter of 2014.  We recorded an expense of approximately $5,000 for currency fluctuations in the second quarter of 2015.  Comparatively, in the second quarter of 2014, we recorded an expense of approximately $10,000 for currency fluctuations.

Six Months Ended June 30, 2015 and 2014

The following table presents selected financial data of each of our three segments for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$13,119,582	$1,920,407	$13,281,435	$2,479,579
Retail Leathercraft	25,641,824	2,740,121	24,157,978	2,900,616
International Leathercraft	1,800,886	62,195	2,102,660	242,745
Total Operations	$40,562,292	$4,722,723	$39,542,073	$5,622,940

Consolidated net sales for the six months ended June 30, 2015 were up 3% compared to the same period in 2014, increasing approximately $1.0 million.  Retail Leathercraft contributed $1.5 million to the increase, offset partially with sales declines by Wholesale Leathercraft and International Leathercraft of $162,000 and $302,000, respectively.  Operating income on a consolidated basis for the six months ended June 30, 2015 was down 16% compared to the first half of 2014, decreasing approximately $900,000.

The following table shows in comparative form our consolidated net income for the first half of 2015 and 2014:

	2015	2014	% change
Net income	$2,952,303	$3,619,897	(18.4)%

Wholesale Leathercraft

Net sales decreased 1.2%, or approximately $161,000, for the first half of 2015 as follows:

	# Stores	Six Months Ended 06/30/15	Six Months Ended 06/30/14	$ Change	% Change
Same store sales	28	$13,119,582	$12,686,904	$432,678	3.4%
Closed store sales	-	-	245,881	(245,881)	(100)%
National account group	-	-	348,650	(348,650)	(100)%
Total sales	28	$13,119,582	$13,281,435	$(161,853)	(1.3)%

Sales to our national account customers have been declining over time due to the elimination of certain products from our product line that these customers were buying (as these products have not historically provided an acceptable gross profit margin).  Our final sale to this customer group occurred in April 2014.

The following table presents the combined sales mix by customer categories for the six months ended June 30, 2015 and 2014:

	Six Months Ended
Customer Group	06/30/15	06/30/14
RETAIL (end users, consumers, individuals)	47%	44%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	42%	42%
MANUFACTURERS	7%	6%
NATIONAL ACCOUNTS	1%	4%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2015 decreased by approximately $559,000 from the comparative 2014 period, a 23% decline, due to an increase in operating expenses and a reduction in gross profit.  Compared to the first six months of 2014, operating expenses increased approximately $151,000 for the first half of 2015, increasing to 53.2% of sales compared to 51.4% of sales in the first half of 2014.

Retail Leathercraft

Net sales were up 6.1% for the first half of 2015 over the same period last year.

	# Stores	Six Months Ended 06/30/15	Six Months Ended 06/30/14	$ Change	% Change
Same (existing) store sales	79	$25,047,620	$24,037,433	$1,010,187	4.2%
New store sales	3	594,204	120,545	473,659	N/A
Total sales	82	$25,641,824	$24,157,978	$1,483,846	6.1%

The following table presents sales mix by customer categories for the six months ended June 30, 2015 and 2014 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/15	06/30/14
RETAIL (end users, consumers, individuals)	59%	59%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	35%	35%
NATIONAL ACCOUNTS	-	-
MANUFACTURERS	3%	2%
	100%	100%

The retail stores averaged approximately $52,000 in sales per month for the first half of 2015.  By comparison, these stores averaged $50,000 in sales per month for the first half of 2014.

Operating income for the first six months of 2015 decreased approximately $160,000 from the comparative 2014 period, decreasing as a percentage of sales from 12.0% in the first half of 2014 to 10.7% in the first half of 2015.  Gross margin decreased from 61.3% to 60.0% due to the customer and product mix.  The ratio of retail sales, which brings a higher margin, to non-retail sales, which brings a lower margin, can affect gross profit margin positively or negatively.  Similarly, the ratio of leather sales, which brings a lower margin, to non-leather sales, which brings a higher margin, can cause gross profit to rise or fall. During the first six months of 2015, a larger percentage of our sales were leather sales, resulting in a decrease in gross profit margin compared to the first six months of 2014.  Operating expenses as a percentage of sales were 49.4% for the first half of 2015, an increase from 49.3% for the first half of 2014, as expenses grew slightly faster than sales.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2015 and 2014, the segment contained three stores with one each located in United Kingdom, Australia, and Spain. Net sales decreased 14% for the first half of 2015 over the same period last year.

	# Stores	Six Months Ended 06/30/15	Six Months Ended 06/30/14	$ Change	% Change
Same store sales	3	$1,800,886	$2,102,660	$(301,774)	(14.4)%
New store sales	-	-	-	-	-
Total sales	3	$1,800,886	$2,102,660	$(301,774)	(14.4)%

Gross profit margin as a percentage of sales decreased from 65.6% in the first half of 2014 to 61.4% in the first half of 2015.  The decline in sales is the result of the change in currency exchange rates from the first half of 2014 compared to the same rates in the first half of 2015.  In their local currencies, this segment reported sales equal to that of the same period last year.  Further, selling prices are determined based on the currency conversion between the U.S. dollar and the local currency.  Operating expenses totaled approximately $1.0 million in the first half of 2015, down approximately $98,000 from approximately $1.1 million in the first half of 2014.  The most significant expense decreases were Advertising ($24,000), employee compensation ($25,000), legal and professional fees ($8,500), and depreciation ($9,000).

Other Expenses

We paid approximately $79,000 in interest on our bank debt in the first six months of 2015, compared to approximately $91,000 in the first six months of 2014.  We recorded approximately $1,800 in interest income on our cash balances in the six months ended June 30, 2015 compared to approximately $3,000 in the six months ended June 30, 2014.  We recorded income of $5,000 for currency fluctuations in the first half of 2015.  Comparatively, in the first half of 2014, we recorded an expense of approximately $18,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from approximately $62.9 million at year-end 2014 to approximately $63.6 million at June 30, 2015.  Total stockholders’ equity increased from approximately $49.1 million at December 31, 2014 to approximately $52.0 million at June 30, 2015, the increase being attributable to our net income earned in the first half of 2015.  Our current ratio increased from 4.5 at December 31, 2014 to 5.5 at June 30, 2015 due primarily to the reduction in current portion of debt during the first half of 2015.

As of June 30, 2015, our investment in inventory decreased by approximately $65,000 from year-end 2014.  Inventory turnover reached an annualized rate of 2.5 times during the first half of 2015, matching that of the first half of 2014.  Inventory turnover was 2.8 times for all of 2014.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was approximately $759,000 at June 30, 2015, up approximately $134,000 from approximately $625,000 at year-end 2014.  The average days to collect accounts for the first half of 2015 were 37 days, improving slightly from 38 days for the first half of 2014.  We monitor our customer accounts very closely in an effort to minimize the risk of uncollectible accounts.

Accounts payable increased approximately $424,000 to approximately $1.7 million at June 30, 2015 compared to $1.3 million at year-end 2014 due to the increase in inventory purchases in inventory during the quarter compared to the fourth quarter of 2014.  Accrued expenses increased from approximately $5.4 million at December 31, 2014 to approximately $6.7 million at June 30, 2015.  The increase in the inventory in transit at June 30, 2015 compared to that at December 31, 2014, offset by the payment of the 2014 manager bonuses in March 2015, accounted for the increase.

During the first half of 2015, cash flow provided by operating activities was approximately $5.1 million.  Net income of approximately $3.0 million, depreciation and amortization expense of approximately $800,000, and the increase in accrued expenses of $1.3 million accounted for the operating cash provided during the first half of 2015.

By comparison, during the first six months of 2014, cash flow used in operating activities was approximately $4.6 million.  The increase in inventory of approximately $9.7 million, offset by net income of approximately $3.6 million and the increase in accounts payable and accrued expenses of approximately $1.1 million accounted for the use of operating cash during the first half of 2014.

Cash flow used in investing activities totaled approximately $1.1 million in the first six months of 2015, consisting primarily of the purchase of store fixtures and computer equipment.  Cash flow used in investing activities totaled approximately $925,000 in the first six months of 2014, consisting primarily of the purchase of store fixtures, factory equipment, and computer equipment.

Cash flow used in financing activities totaled approximately $3.8 million in the first half of 2015, consisting solely of debt repayments. Cash flow provided by financing activities totaled approximately $1.9 million in the first half of 2014, consisting of borrowing against our line of credit totaling approximately $2.2 million, partially offset by debt repayments of approximately $354,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Tandy Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 14, 2015	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: August 14, 2015	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)