Form 10-Q
period 2015-09-30
TANDY LEATHER FACTORY INC
filed 2015-11-13
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 10, 2015
Common Stock, par value $0.0024 per share	9,753,293

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
CURRENT ASSETS:
Cash	$7,243,288	$10,636,530
Accounts receivable-trade, net of allowance for doubtful accounts
of $1,492 and $395 in 2015 and 2014, respectively	585,012	625,054
Inventory	35,058,012	32,875,492
Prepaid income taxes	868,582	336,828
Deferred income taxes	342,763	371,491
Prepaid expenses	1,659,052	1,348,652
Other current assets	249,089	157,758
Total current assets	46,005,798	46,351,805

PROPERTY AND EQUIPMENT, at cost	23,242,846	22,199,943
Less accumulated depreciation and amortization	(7,971,654)	(7,037,665)
	15,271,192	15,162,278

GOODWILL	956,584	971,786
OTHER INTANGIBLES, net of accumulated amortization of approximately
$696,000 and $665,000 in 2015 and 2014, respectively	34,025	58,026
OTHER assets	332,881	329,979
TOTAL ASSETS	$62,600,480	$62,873,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,498,058	$1,255,218
Accrued expenses and other liabilities	6,396,752	5,394,514
Current maturities of long-term debt	-	3,702,500
Total current liabilities	8,894,810	10,352,232

DEFERRED INCOME TAXES	1,361,631	1,458,005

LONG-TERM DEBT, net of current maturities	3,711,224	1,940,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,275,641 and 11,239,157 shares issued at 2015 and 2014, respectively;
9,753,293 and 10,245,534 shares outstanding at 2015 and 2014, respectively	27,062	26,984
Paid-in capital	6,129,736	6,013,325
Retained earnings	50,728,476	46,664,829
Treasury stock at cost (1,522,348 shares at 2015; 993,623 shares at 2014)	(6,602,930)	(2,894,068)
Accumulated other comprehensive income	(1,649,529)	(688,058)
Total stockholders’ equity	48,632,815	49,123,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,600,480	$62,873,874

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2015 and 2014

	THREE MONTHS		NINE MONTHS
	2015	2014	2015	2014
NET SALES	$19,355,937	$19,417,234	$59,918,229	$58,959,307

COST OF SALES	7,523,240	7,242,525	22,688,223	21,289,269

Gross profit	11,832,697	12,174,709	37,230,006	37,670,038

OPERATING EXPENSES	9,972,946	9,717,782	30,647,532	29,590,171

INCOME FROM OPERATIONS	1,859,751	2,456,927	6,582,474	8,079,867

OTHER INCOME (EXPENSE):
Interest expense	(228,235)	(63,684)	(307,160)	(154,367)
Other, net	38,320	37,525	68,070	44,203
Total other income (expense)	(189,915)	(26,159)	(239,090)	(110,164)

INCOME BEFORE INCOME TAXES	1,669,836	2,430,768	6,343,384	7,969,703

PROVISION FOR INCOME TAXES	558,492	802,206	2,279,737	2,721,244

NET INCOME	$1,111,344	$1,628,562	$4,063,647	$5,248,459

NET INCOME PER COMMON SHARE:
Basic	$0.11	$0.16	$0.40	$0.51
Diluted	$0.11	$0.16	$0.40	$0.51

Weighted Average Number of Shares Outstanding:
Basic	10,175,650	10,203,711	10,199,841	10,200,411
Diluted	10,199,092	10,241,410	10,226,877	10,240,109

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2015 and 2014

	THREE MONTHS		NINE MONTHS
	2015	2014	2015	2014
NET INCOME	$1,111,344	$1,628,562	$4,063,647	$5,248,459

Foreign currency translation adjustments	(794,904)	(721,916)	(961,471)	(631,301)

COMPREHENSIVE INCOME	$316,440	$906,646	$3,102,176	$4,617,158

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,063,647	$5,248,459
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,163,116	1,088,758
(Gain) loss on disposal or abandonment of assets	25,782	8,603
Non-cash stock-based compensation	106,569	48,441
Deferred income taxes	(67,646)	(227,486)

Net changes in assets and liabilities:
Accounts receivable-trade, net	40,042	60,403
Inventory	(2,182,520)	(13,064,374)
Prepaid expenses	(310,400)	(11,683)
Other current assets	(91,331)	380,013
Accounts payable-trade	1,242,840	57,471
Accrued expenses and other liabilities	1,002,238	131,224
Income taxes payable	(531,754)	(735,527)
Total adjustments	396,936	(12,264,157)
Net cash provided by (used in) operating activities	4,460,583	(7,015,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,339,098)	(1,719,465)
Proceeds from sale of assets	11,372	19,935
Purchase of intangible assets	(10,000)	-
(Increase) decrease in other assets	(2,902)	6,968
Net cash used in investing activities	(1,340,628)	(1,692,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in revolving credit loans	(3,500,000)	6,000,000
Proceeds from notes payable and long-term debt	3,711,224	-
Payment of dividend	-	(2,549,683)
Payments on notes payable and long-term debt	(2,143,125)	(405,000)
Repurchase of common stock (treasury stock)	(3,708,862)	-
Proceeds from issuance of common stock	9,920	52,722
Net cash (used in) provided by financing activities	(5,630,843)	3,098,039

Effect of exchange rate changes on cash	(882,354)	(606,442)
NET CHANGE IN CASH	(3,393,242)	(6,216,663)

CASH, beginning of period	10,636,530	11,082,679

CASH, end of period	$7,243,288	$4,866,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$307,160	$154,367
Income tax paid during the period, net of (refunds)	$2,883,552	$3,690,817

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2013	10,198,733	$26,862	$5,892,907	$(2,894,068)	$41,507,592	$88,249	$44,621,542

Shares issued – stock option exercise	12,200	29	52,693	-	-	-	52,722
Stock-based compensation	34,601	88	48,353	-	-	-	48,441
Net income	-	-	-	-	5,248,459	-	5,248,459
Cash dividend	-	-	-	-	(2,549,684)		(2,549,684)
Translation adjustment	-	-	-	-	-	(631,301)	(631,301)
BALANCE, September 30, 2014	10,245,534	$26,979	$5,993,953	$(2,894,068)	$44,206,367	$(543,052)	$46,790,179

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2014	10,245,534	$26,984	$6,013,325	$(2,894,068)	$46,664,829	$(688,058)	$49,123,012

Shares issued – stock option exercise	2,000	5	9,915	-	-	-	9,920
Stock-based compensation	34,484	73	106,496	-	-	-	106,569
Purchase of treasury stock	(528,725)	-	-	(3,708,862)	-	-	(3,708,862)
Net income	-	-	-	-	4,063,647	-	4,063,647
Translation adjustment	-	-	-	-	-	(961,471)	(961,471)
BALANCE, September 30, 2015	9,753,293	$27,062	$6,129,736	$(6,602,930)	$50,728,476	$(1,649,529)	$48,632,815

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2015 and December 31, 2014, and its results of operations and cash flows for the three and nine-month periods ended September 30, 2015 and 2014.  Operating results for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The components of inventory consist of the following:

	As of
	September 30, 2015	December 31, 2014
Inventory on hand:
Finished goods held for sale	$32,295,201	$31,257,820
Raw materials and work in process	1,230,577	1,118,506
Inventory in transit	1,532,234	499,166
	$35,058,012	$32,875,492

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2014, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first nine months of 2015.

A summary of changes in our goodwill for the periods ended September 30, 2015 and 2014 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, December 31, 2013	$598,579	$383,406	$981,985
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(6,328)	-	(6,328)
Impairments	-	-	-
Balance, September 30, 2014	$592,251	$383,406	$975,657
	Leather Factory	Tandy Leather	Total
Balance, December 31, 2014	$588,380	$383,406	$971,786
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(15,202)	-	(15,202)
Impairments	-	-	-
Balance, September 30, 2015	$573,178	$383,406	$956,584

Other intangibles consist of the following:

	As of September 30, 2015			As of December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$541,427	$12,942	$544,369	$518,426	$25,943
Non-Compete Agreements	175,403	154,320	21,083	178,882	146,799	32,083
	$729,772	$695,747	$34,025	$723,251	$665,225	$58,026

We recorded amortization expense of $34,001 during the first nine months of 2015 compared to $33,924 during the same period of 2014.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Wholesale Leathercraft	Retail Leathercraft	Total
2015	$27	$6,549	$6,576
2016	108	6,333	6,441
2017	90	1,667	1,757
2018	-	1,417	1,417
2019	-	667	667
2020	-	667	667
Thereafter	-	6,500	6,500

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

Recent Accounting Pronouncements.  In April 2014, the Financial Accounting Standards Board ( "FASB") issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance was effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements did not have a material impact on our consolidated earnings, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued ASU No. 2015-24, Revenue from Contracts with Customers: Deferral of the Effective Date which proposed a deferral of the effective date by one year, and on July 7, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance beginning in our 2018 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Entities reporting under U.S. GAAP are not permitted to adopt this standard earlier than the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities.) We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA dba Bank of Texas (“BOKF”), pursuant to which BOKF agreed to provide us with a line of credit facility of up to $6,000,000.  It has a two-year term and is secured by our inventory.   The Business Loan Agreement contains covenants that we will maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1, and that we will maintain a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly and are based on a trailing four quarter basis.

Also on September 18, 2015, we executed a Promissory Note with BOKF, pursuant to which BOKF agreed to provide us with a line of credit facility of up to $10,000,000 for the purpose of purchasing our common stock.  Under the terms of the Promissory Note, we can borrow sums up to the lesser of $10,000,000 or the purchase price of a maximum of 1.2 million shares of our common stock from the period September 18, 2015 and ending on the earlier of September 18, 2016 or the date on which the entire amount is drawn.  During this time, we will make interest only payments monthly, at which time the principal balance will be rolled into a 4-year term note.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  We drew approximately $3.7 million on this line of credit in September 2015 which was used to purchase approximately 529,000 shares of our common stock.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.04% at September 30, 2015).

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 191,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Proceeds in the amount of $4,050,000 were used to fund the purchase of the property that is our corporate headquarters.  On April 30, 2008, the principal balance was rolled into a 10-year term note with an interest rate of 7.10% per annum.  We paid this note in full in September 2015.  As a result of the early payoff, we incurred a prepayment penalty in the amount of $200,000 which is included in interest expense.

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million, which was subsequently increased to $6 million.  The note expired on September 30, 2015.

At September 30, 2015 and December 31, 2014, the amount outstanding under the above agreements consisted of the following:
	September 30, 2015	December 31, 2014
Business Loan Agreement with BOKF, NA – collateralized by real estate; payable as follows:
Line of Credit Note dated September 18, 2015, in the maximum principal amount of $10,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2020	$3,711,224	-

Line of Credit Note dated September 18, 2015, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2017	-	-

Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018, retired	-	$2,143,125

Line of Credit Note dated July 12, 2012, as amended on June 23, 2014, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 2%; expired September 30, 2015	-	3,500,000
	$3,711,224	$5,643,125
Less current maturities	-	3,702,500
	$3,711,224	$1,940,625

3.	STOCK-BASED COMPENSATION

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Under this plan, no options were awarded to directors during the nine months ended September 30, 2015 and 2014 and therefore, no share based compensation expense was recorded for those periods.

During the nine months ended September 30, 2015 and 2014, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	$5.04	84,600
Granted	-	-
Cancelled	-	-
Exercised	4.32	(12,200)
Outstanding, September 30, 2014	$5.78	72,400	6.42	$89,840
Exercisable, September 30, 2014	$5.78	72,400	6.42	$89,840

Outstanding, January 1, 2015	$5.16	72,400
Granted	-	-
Cancelled	(4.96)	(2,000)
Exercised	(4.96)	(2,000)
Outstanding, September 30, 2015	$5.17	68,400	5.70	$83,933
Exercisable, September 30, 2015	$5.17	68,400	5.70	$83,933

Other information pertaining to option activity during the nine-month periods ended September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	$2,953	N/A

There was no unrecognized compensation cost pertaining to stock option grants as of September 30, 2015 and 2014.

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

In February 2015, our Chief Executive Officer, Chief Financial Officer and Senior Vice President were awarded restricted stock grants consisting of 9,344 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,613 shares each. The grants will vest in equal annual amounts over a four-year period.  The fair value of non-vested restricted common stock awards is the market value of our common stock on the date of grant.  Compensation costs for these awards will be recognized on a straight-line basis over the four year vesting period.

A summary of the activity for non-vested restricted common stock awards as of September 30, 2015 and 2014 is presented below:

	Shares	Award Fair Value
Balance, January 1, 2014	-	-
Granted	34,601	$8.96
Forfeited	-	-
Vested	-	-
Unvested Balance, September 30, 2014	34,601	$8.96

Balance, January 1, 2015	34,601	$8.96
Granted	34,484	$8.99
Forfeited
Vested	(8,652)	$8.96
Unvested Balance, September 30, 2015	60,433	$8.97

Pertaining to restricted stock awards, we recognized share based compensation expense of $106,569 and $48,441, respectively, during the nine months ended September 30, 2015 and 2014 as a component of operating expenses.

Total unrecognized compensation expense for the non-vested restricted stock awards as of September 30, 2015 and 2014 totals $445,650 and $261,584, respectively.  As of September 30, 2015, compensation expense is expected to be recognized in equal annual amounts over a period of four years as follows:

	2015 Award	2014 Award	Total
2015	$19,376	$19,377	$38,753
2016	$77,503	$77,506	$155,009
2017	$77,503	$77,506	$155,009
2018	$77,503	$9,688	$87,191
2019	$9,688	-	$9,688
	$261,573	$184,077	$445,650

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2015 and 2014:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$1,111,344	$1,628,562	$4,063,647	$5,248,459
Numerator for basic and diluted earnings per share	1,111,344	1,628,562	4,063,647	5,248,459
Denominator:
Weighted-average shares outstanding-basic	10,175,650	10,203,711	10,199,841	10,200,411

Effect of dilutive securities:
Stock options	23,442	36,294	27,036	38,133
Restricted stock	-	1,405	-	1,565
Dilutive potential common shares	23,442	37,699	27,036	39,698
Denominator for diluted earnings per share- weighted-average shares	10,199,092	10,241,410	10,226,877	10,240,109

Basic earnings per share	$0.11	$0.16	$0.40	$0.51
Diluted earnings per share	$0.11	$0.16	$0.40	$0.51

The net effect of converting stock options and restricted stock awards of 128,833 and 119,201 shares of common stock at exercise prices less than the average market prices has been included in the computations of diluted earnings per share for the quarters ended September 30, 2015 and 2014, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total
For the quarter ended September 30, 2015
Net sales	$6,114,793	$12,328,599	$912,545	$19,355,937
Gross profit	4,180,181	7,118,111	534,405	11,832,697
Operating earnings	682,461	1,122,222	55,068	1,859,751
Interest (expense)	(228,235)	-	-	(228,235)
Other income (expense), net	9,408	-	28,912	38,320
Income before income taxes	463,634	1,122,222	83,980	1,669,836

Depreciation and amortization	200,147	141,582	11,931	353,660
Fixed asset additions	122,549	124,502	3,816	250,867
Total assets	$40,209,669	$18,113,696	$4,277,115	$62,600,480

For the quarter ended September 30, 2014
Net sales	$6,294,745	$12,068,832	$1,053,657	$19,417,234
Gross profit	4,283,949	7,167,486	723,274	12,174,709
Operating earnings	1,000,329	1,270,884	185,714	2,456,927
Interest expense	(63,684)	-	-	(63,684)
Other income (expense), net	19,556	-	17,969	37,525
Income before income taxes	956,201	1,270,884	203,683	2,430,768

Depreciation and amortization	241,264	114,516	17,058	372,838
Fixed asset additions	489,660	279,829	893	770,382
Total assets	$44,943,519	$16,439,542	$2,578,444	$63,961,505

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total
For the nine months ended September 30, 2015
Net sales	$19,234,375	$37,970,423	$2,713,431	$59,918,229
Gross profit	13,076,723	22,512,736	1,640,547	37,230,006
Operating earnings	2,602,868	3,862,343	117,263	6,582,474
Interest (expense)	(307,160)	-	-	(307,160)
Other income (expense), net	46,570	-	21,500	68,070
Income before income taxes	2,342,278	3,862,343	138,763	6,343,384

Depreciation and amortization	714,401	412,179	36,536	1,163,116
Fixed asset additions	706,995	608,817	23,286	1,339,098
Total assets	$40,209,669	$18,113,696	$4,277,115	$62,600,480

For the nine months ended September 30, 2014
Net sales	$19,576,180	$36,226,810	$3,156,317	$58,959,307
Gross profit	13,588,209	21,973,975	2,107,854	37,670,038
Operating earnings	3,479,908	4,171,500	428,459	8,079,867
Interest expense	(154,367)	-	-	(154,367)
Other income (expense), net	44,730	-	(527)	44,203
Income before income taxes	3,370,271	4,171,500	427,932	7,969,703

Depreciation and amortization	705,902	332,276	50,580	1,088,758
Fixed asset additions	886,719	781,795	50,951	1,719,465
Total assets	$44,943,519	$16,439,542	$2,578,444	$63,961,505

Net sales for geographic areas were as follows for the three and nine months ended September 30, 2015 and 2014:

Three months ended September 30,	2015	2014
United States	$16,558,873	$16,219,193
Canada	1,693,958	1,908,966
All other countries	1,103,106	1,289,075
	$19,355,937	$19,417,234

Nine months ended September 30,	2015	2014
United States	$51,144,236	$49,298,035
Canada	5,432,724	5,835,776
All other countries	3,341,269	3,825,496
	$59,918,229	$58,959,307

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three and nine-month periods ended September 30, 2015 and 2014.  We do not have any significant long-lived assets outside of the United States.

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

Our Wholesale Leathercraft segment operates 28 company-owned wholesale stores in 18 states and three Canadian provinces.  These stores are engaged primarily in the wholesale distribution and retail sales of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users.  Our Wholesale Leathercraft segment previously included our National Account sales group, whose only customers were national craft chains.  We ended sales through this group in April 2014.

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 38 states and six Canadian provinces.  Tandy Leather Company, one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding our industry presence by opening retail stores.  As of November 1, 2015, we were operating 82 Tandy Leather Company retail stores located throughout North America.

Our International Leathercraft segment operates company-owned stores located outside of North America, which operate as combination retail / wholesale stores.  As of November 1, 2015, we were operating 4 international stores with two located in the United Kingdom, one located in Australia, and one located in Spain.  We expect to continue opening international stores in the future, but do not have a specific timeline.

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

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2014 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

➢	General economic conditions in the United States and abroad;
➢	Increased pressure on margins;
➢	Increases in the cost of the products we sell or a reduction in availability of those products;
➢	Challenges in implementing our planned international expansion;
➢	Failure to open additional stores in North America;
➢	Failure to hire and train qualified personnel to operate new and existing stores;
➢	Failure to protect our trademarks and other proprietary intellectual property rights;
➢	Negative impact of foreign currency fluctuations on our financial condition and results of operations; and
➢	Damage to our brand image.

We assume no obligation to update or otherwise revise our forward-looking statements even if experience or future changes make it clear that any projected results, express or implied, will not be realized.
.

Results of Operations

Three Months Ended September 30, 2015 and 2014

The following tables present selected financial data of each of our three segments for the quarters ended September 30, 2015 and 2014.

	Quarter Ended September 30, 2015		Quarter Ended September 30, 2014
	Sales	Income from Operations	Sales	Income from Operations
Wholesale Leathercraft	$6,114,793	$682,461	$6,294,745	$1,000,329
Retail Leathercraft	12,328,599	1,122,222	12,068,832	1,270,884
Int’l Leathercraft	912,545	55,068	1,053,657	185,714
Total Operations	$19,355,937	$1,859,751	$19,417,234	$2,456,927

Consolidated net sales for the quarter ended September 30, 2015 decreased approximately $61,000, or 0.3%, compared to the same period in 2014.  Retail Leathercraft reported a 2.2% sales gain.  Wholesale Leathercraft and International Leathercraft reported sales decreases of 3% and 13%, respectively.  Income from operations on a consolidated basis for the quarter ended September 30, 2015 decreased 24%, or approximately $597,000, from the third quarter of 2014 due to an decrease in gross profit margin and an increase in operating expenses.

The following table shows in comparative form our consolidated net income for the third quarters of 2015 and 2014:
	2015	2014	% change
Net income	$1,111,344	$1,628,562	(31.8)%

All segments were profitable in the third quarter of 2015 and therefore, contributed to our consolidated net income.  Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 28 stores.  The following table presents the combined sales mix by customer categories for the quarters ended September 30, 2015 and 2014:

	Quarter ended
Customer Group	09/30/15	09/30/14
RETAIL (end users, consumers, individuals)	46%	41%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	48%
MANUFACTURERS	7%	7%
	100%	100%

Net sales decreased 3%, or approximately $180,000, for the third quarter of 2015 compared to the third quarter of 2014 as follows:

	# Stores	Qtr Ended 09/30/15	# Stores	Qtr Ended 09/30/14	$ Change	% Change
Same store sales	28	$6,114,793	28	$6,172,348	$(57,555)	(1.0)%
Closed store sales	-	-	1	122,397	(122,397)	(100)%
Total sales	28	$6,114,793	29	$6,294,745	$(179,952)	(2.9)%

Sales to our retail and manufacturing customers increased in the third quarter of 2015 compared to the same quarter of 2014, while sales to our wholesale and institution group customers were down.  Income from operations for Wholesale Leathercraft during the current quarter decreased by approximately $318,000 from the comparative 2014 quarter, a decline of 32%.

A decrease in gross profit of approximately $104,000, along with an increase in operating expenses of approximately $214,000, contributed to the reduction in income from operations compared to last year’s third quarter.  Gross profit as a percentage of sales in the third quarter of 2015 increased minimally to 68.4% compared to 68.1% in the third quarter of 2014. Operating expenses increased by 7%, increasing $214,000 compared to last year’s comparable period.  The most significant expense increase occurred in employee benefits, licenses and fees, other outside services, advertising and marketing, and dues and subscriptions.

Retail Leathercraft

Our Retail Leathercraft operation consists of 82 Tandy Leather Company retail stores at September 30, 2015 compared to 80 stores at September 30, 2014.  Net sales increased 2.2% for the third quarter of 2015 over the same quarter last year.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/15	# Stores	Qtr Ended 09/30/14	$ Change	% Change
Same store sales	80	$12,135,174	80	$12,068,832	$66,342	0.6%
New store sales	2	193,425	-	-	193,425	N/A
Total sales	80	$12,328,599	80	$12,068,832	$259,767	2.2%

The following table presents sales mix by customer categories for the quarters ended September 30, 2015 and 2014 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	09/30/15	09/30/14
RETAIL (end users, consumers, individuals)	56%	58%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	39%	37%
MANUFACTURERS	2%	2%
	100%	100%

Sales to our retail, wholesale and manufacturer customer groups increased over the third quarter of 2014, while sales to our institution customer group declined slightly over the same period.

Income from operations decreased approximately $149,000, in the quarter ended September 30, 2015, or 11.7%, from the comparative 2014 quarter due to a decrease in gross profit margin and an increase in operating expenses.  Our gross profit decreased by approximately $49,000 from the comparable 2014 quarter due to a larger increase in sales to wholesale customers than to retail customers.  Operating expenses as a percentage of sales fell slightly from 48.9% in the third quarter of 2014 to 48.6% in the third quarter of 2015.  The increase in operating expenses of approximately $99,000 in the third quarter of 2015 compared to the same quarter of 2014 was caused by increases in advertising and marketing, rent and utilities, and depreciation.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2015 and 2014, the segment contained three stores, with one each located in United Kingdom, Australia, and Spain. This segment’s sales totaled approximately $912,000 for the third quarter of 2015, compared to approximately $1.1 million in the third quarter of 2014, a decrease of 13%.  The decline in sales is primarily the result of the change in currency exchange rates from the third quarter of 2015 compared to the rates in the third quarter of 2014.  If the 2015 exchange rates had matched the 2014 exchange rates, this segment would have achieved a 2% sales increase compared to last year’s third quarter.  Gross profit margin decreased $188,000, while operating expenses decreased by $58,000.  Operating expenses totaled $479,000 in the third quarter of 2015, down from $538,000 in the third quarter of 2014.  Employee compensation is this segment’s largest expense, followed by advertising and marketing expenses, rent and utilities, and shipping costs to customers.

Other Expenses

We paid approximately $228,000 in interest on our bank debt in the third quarter of 2015, which includes the prepayment penalty of $200,000 for paying off the debt with JPMorgan Chase Bank, compared to approximately $63,000 in the third quarter of 2014.  We recorded income of approximately $29,000 for currency fluctuations in the third quarter of 2015.  Comparatively, in the third quarter of 2014, we recorded income of approximately $18,000 for currency fluctuations.

Nine Months Ended September 30, 2015 and 2014

The following table presents selected financial data of each of our three segments for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$19,234,375	$2,602,868	$19,576,180	$3,479,908
Retail Leathercraft	37,970,423	3,862,343	36,226,810	4,171,500
International Leathercraft	2,713,431	117,263	3,156,317	428,459
Total Operations	$59,918,229	$6,582,474	$58,959,307	$8,079,867

Consolidated net sales for the nine months ended September 30, 2015 were up 1.6% compared to the same period in 2014, increasing approximately $959,000.  Retail Leathercraft contributed $1.7 million to the increase, offset partially with sales declines by Wholesale Leathercraft and International Leathercraft of $342,000 and $443,000, respectively.  Operating income on a consolidated basis for the nine months ended September 30, 2015 was down 19% compared to the first nine months of 2014, decreasing approximately $1.5 million.

The following table shows in comparative form our consolidated net income for the first three quarters of 2015 and 2014:

	2015	2014	% change
Net income	$4,063,647	$5,248,459	(22.6)%

Wholesale Leathercraft

Net sales decreased 1.8%, or approximately $342,000, for the first three quarters of 2015 as follows:

	# Stores	Nine Months Ended 09/30/15	Nine Months Ended 09/30/14	$ Change	% Change
Same store sales	28	$19,234,375	$18,859,252	$375,123	2.0%
Closed store sales	-	-	368,278	(368,278)	(100)%
National account group	-	-	348,650	(348,650)	(100)%
Total sales	28	$19,234,375	$19,576,180	$(341,805)	(1.8)%

Sales to our national account customers have been declining over time due to the elimination of certain products from our product line that these customers were buying (as these products have not historically provided an acceptable gross profit margin).  Our final sale to this customer group occurred in April 2014.

 The following table presents the combined sales mix by customer categories for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
Customer Group	09/30/15	09/30/14
RETAIL (end users, consumers, individuals)	46%	44%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	42%
MANUFACTURERS	7%	6%
NATIONAL ACCOUNTS	-	4%
	100%	100%

Operating income for Wholesale Leathercraft for the first three quarters of 2015 decreased by approximately $877,000 from the comparative 2014 period, a 25% decline, due to an increase in operating expenses and a reduction in gross profit.  Compared to the first nine months of 2014, operating expenses increased approximately $366,000 for the first nine months of 2015, increasing to 54.5% of sales compared to 51.6% of sales in the first nine months of 2014.

Retail Leathercraft

Net sales were up 4.8% for the first nine months of 2015 over the same period last year.

	# Stores	Nine Months Ended 09/30/15	Nine Months Ended 09/30/14	$ Change	% Change
Same (existing) store sales	79	$37,062,412	$36,001,323	$1,061,089	3.0%
New store sales	3	908,011	225,487	682,524	N/A
Total sales	82	$37,970,423	$36,226,810	$1,743,613	4.8%

The following table presents sales mix by customer categories for the nine months ended September 30, 2015 and 2014 for our Retail Leathercraft operation:

	Nine Months Ended
Customer Group	09/30/15	09/30/14
RETAIL (end users, consumers, individuals)	56%	59%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	38%	35%
MANUFACTURERS	3%	2%
	100%	100%

The retail stores averaged approximately $52,000 in sales per month in the first nine months of 2015.  By comparison, these stores averaged $50,000 in sales per month in the first nine months of 2014.

Operating income for the first nine months of 2015 decreased approximately $309,000 from the comparative 2014 period, decreasing as a percentage of sales from 11.5% in the first three quarters of 2014 to 10.2% in the first three quarters of 2015.  Gross margin decreased from 60.7% to 59.3% due to the customer and product mix.  The ratio of retail sales, which brings a higher margin, to non-retail sales, which brings a lower margin, can affect gross profit margin positively or negatively.  Similarly, the ratio of leather sales, which brings a lower margin, to non-leather sales, which brings a higher margin, can cause gross profit to rise or fall. Operating expenses as a percentage of sales were 49.1% for the first three quarters of 2015, matching that of the first three quarters of 2014.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2015 and 2014, the segment contained three stores with one each located in United Kingdom, Australia, and Spain. Net sales decreased 14% for the first nine months of 2015 over the same period last year.

	# Stores	Nine Months Ended 09/30/15	Nine Months Ended 09/30/14	$ Change	% Change
Same store sales	3	$2,713,431	$3,156,317	$(442,886)	(14.0)%
New store sales	-	-	-	-	-
Total sales	3	$2,713,431	$3,156,317	$(442,886)	(14.0)%

The decline in sales is primarily the result of the change in currency exchange rates from 2014 compared to 2015.  In their local currencies, this segment reported sales equal to that of the same period last year.  Gross profit margin as a percentage of sales decreased from 66.8% in the first three quarters of 2014 to 60.5% in the first three quarters of 2015.  Operating expenses totaled approximately $1.5 million in the first nine months of 2015, down approximately $156,000 from approximately $1.7 million in the first nine months of 2014.  The most significant expense decreases were advertising, employee compensation, legal and professional fees, and freight out.

 Other Expenses

We paid approximately $307,000 in interest on our bank debt in the first nine months of 2015, compared to approximately $154,000 in the first nine months of 2014.  We recorded approximately $2,900 in interest income on our cash balances in the nine months ended September 30, 2015 compared to approximately $3,500 in the nine months ended September 30, 2014.  We recorded income of $34,000 for currency fluctuations in the first three quarters of 2015.  Comparatively, in the first three quarters of 2014, we recorded an expense of approximately $300 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets decreased from approximately $62.9 million at year-end 2014 to approximately $62.6 million at September 30, 2015.  Total stockholders’ equity decreased from approximately $49.1 million at December 31, 2014 to approximately $48.6 million at September 30, 2015, the decrease being attributable to the increase in treasury stock partially offset by our net income earned in the first three quarters of 2015.  Our current ratio increased from 4.5 at December 31, 2014 to 5.2 at September 30, 2015 due primarily to the increase in Accounts Payable and Accrued Expenses from year-end 2014 and the reduction in current maturities of long-term debt.

As of September 30, 2015, our investment in inventory increased by approximately $2.2 million from year-end 2014.  Inventory turnover reached an annualized rate of 2.4 times during the first three quarters of 2015, equal of that in the first three quarters of 2014.  Inventory turnover was 2.8 times for all of 2014.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was approximately $585,000 at September 30, 2015, down approximately $40,000 from approximately $625,000 at year-end 2014.  The average days to collect accounts for the first nine months of 2015 were 33 days, improving slightly from 34 days for the first nine months of 2014.  We monitor our customer accounts very closely in an effort to minimize the risk of uncollectible accounts.

Accounts payable increased approximately $1.2 million to approximately $2.5 million at September 30, 2015 compared to $1.3 million at year-end 2014 due to the increase in inventory purchases during the third quarter of 2015 compared to the fourth quarter of 2014.  Accrued expenses increased from approximately $5.4 million at December 31, 2014 to approximately $6.4 million at September 30, 2015.  The increase in the inventory in transit at September 30, 2015 compared to that at December 31, 2014 accounted for the increase.

During the first nine months of 2015, cash flow provided by operating activities was approximately $4.5 million.  Net income of approximately $4.0 million, depreciation and amortization expense of approximately $1.1 million, the increase in Accounts Payable and Accrued Expenses totaling $2.2 million, offset by the decrease in inventory of $2.2 million accounts for the operating cash provided during the first three quarters of 2015.

By comparison, during the first nine months of 2014, cash flow used by operating activities was approximately $7.0 million. The increase in inventory of approximately $13.1 million, partially offset by net income of approximately $5.2 million accounted for the operating cash used.

Cash flow used in investing activities totaled approximately $1.3 million in the first nine months of 2015, consisting primarily of the purchase of store fixtures and computer equipment.  Cash flow used in investing activities totaled approximately $1.7 million in the first nine months of 2014, consisting primarily of the purchase of store fixtures and computer equipment.

Cash flow used in financing activities totaled approximately $5.6 million in the first nine months of 2015, consisting of net debt repayments and the repurchase of stock into treasury. Cash flow provided by financing activities totaled approximately $3.1 million in the first nine months of 2014, consisting of borrowings against our line of credit of $6 million, partially offset by bank debt repayments totaling $405,000 and the payment of a special dividend totaling approximately $2.5 million.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances, internally generated funds, and occasional borrowings on our line of credit with Bank of Texas.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	-	-	-	1,200,000
August 1- August 31	-	-	-	1,200,000
September 1 – September 30	528,725 (1)	$7.01	528,725	671,275
Total	528,725	$7.01	528,725	671,275

(1)
Represents shares purchased through a stock repurchase program permitting us to repurchase up to 1.2 million shares of our common stock at prevailing market prices.  We announced the program on August 10, 2015. Purchases under the program commenced on August 24, 2015 and will terminate on August 9, 2016.

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

10.5
Business Loan Agreement, dated September 18, 2015, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2015 and incorporated by reference herein.

10.6
$6,000,000 Promissory Note, dated September 18, 2015, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2015 and incorporated by reference herein.

10.7
$10,0000,000 Promissory Note, dated September 18, 2015, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.3 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2015 and incorporated by reference herein.

10.8
Deed of Trust, dated as of September 18, 2015, by and among Tandy Leather Factory, Inc., Jeffrey L Seasor and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2015 and incorporated by reference herein.

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

*31.1	13a-14(a) or 15d-14(a) Certification by Jon Thompson, Chief Executive Officer and President.
*31.2	13a-14(a) or 15d-14(a) Certification by Shannon Greene, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Labels Document.
101.PRE	XBRL Taxonomy Extension Presentation Document.
____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 13, 2015	By: /s/ Jon Thompson
Jon Thompson
Chief Executive Officer and President

Date: November 13, 2015	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer and Treasurer (Chief Accounting Officer)