Form 10-K
period 2015-12-31
TANDY LEATHER FACTORY INC
filed 2016-03-30
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

         (Mark One)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $59,091,778 at June 30, 2015 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).  At March 25, 2016, there were 9,486,978 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2016, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

General

We are a retailer and wholesale distributor of a broad line of leather and related products, including leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and some of our do-it-yourself kits.  During 2015, our consolidated sales totaled $84.2 million of which approximately 14% were export sales.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

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

At December 31, 2015, we operated 28 stores located in North America operating under the Leather Factory name and 82 stores located in North America operating under the Tandy Leather name, and four combination wholesale and retail stores operating under the Tandy Leather Factory name in the United Kingdom, Australia and Spain.

Tandy Leather Factory, Inc. wholly-owns eleven subsidiaries which create three operating segments as follows:

Segment	Subsidiaries included:
Wholesale Leathercraft	The Leather Factory, LP (25 stores) The Leather Factory of Canada, Ltd (3 stores)
Retail Leathercraft	Tandy Leather Company, LP (75 stores) The Leather Factory of Canada, Ltd (7 stores)
International Leathercraft	Tandy Leather Factory UK Ltd. (2 stores) Tandy Leather Factory Australia Pty Ltd Tandy Leather Factory Espana, SL

Our growth, measured both by our net sales and net income, occurs as a result of the increase in the number of stores we have and the increase from year to year of the sales in our existing stores.  The following tables provide summary store count information by segment in each of our fiscal years from 1999 to 2015.

STORE COUNT
YEARS ENDED DECEMBER 31, 1999 through 2015

	Wholesale Leathercraft				Retail Leathercraft			International Leathercraft
Year Ended	Opened	Conv. (1)	Closed	Total	Opened (2)	Closed	Total	Opened	Closed	Total
Balance Fwd				22			N/A			N/A
1999	4	-	-	26	-	-	-	-	-	-
2000	2	-	-	28	1*	-	1	-	-	-
2001	2	-	-	30	-	-	1	-	-	-
2002	1	(1)	-	30	14	1*	14	-	-	-
2003	-	-	-	30	12	-	26	-	-	-
2004	-	-	-	30	16	-	42	-	-	-
2005	-	-	-	30	8	-	50	-	-	-
2006	-	(1)	-	29	12	-	62	-	-	-
2007	1^	-	-	30	10	-	72	-	-	-
2008	-	-	-	30	1	-	73	1	-	1
2009	-	-	-	30	2	-	75	-	-	1
2010	-	-	1^	29	1	-	76	-	-	1
2011	-	-	-	29	1	-	77	1	-	2
2012	-	-	-	29	1	-	78	1	-	3
2013	-	-	-	29	3	2	79	-	-	3
2014	-	-	1	28	3	-	82	-	-	3
2015	-	-	-	28	-	-	82	1	-	4

(1) Leather Factory wholesale store converted to a Tandy Leather retail store.
(2)  Includes conversions of Leather Factory wholesale stores to Tandy Leather retail stores.
(*)  The Tandy Leather operation began as a central mail-order fulfillment center in 2000 which was closed in 2002.
(^)  Wholesale store operating as Mid-Continent Leather Sales

No single customer’s purchases represented more than 1/2% of our total sales in 2015.  Sales to our five largest customers represent 1.3%, 1.7% and 2.5% of consolidated sales in 2015, 2014, and 2013, respectively.  Management does not believe the loss of one of these customers would have a significant negative impact on our consolidated operations.

Our Operating Segments

We service our customers primarily through the operation of three segments.  We identify those segments based on management responsibility, customer focus, and store location.  The Wholesale Leathercraft segment consists of 28 wholesale stores of which 25 are located in the United States and three are located in Canada.  As of March 1, 2016, the Retail Leathercraft segment consists of 83 Tandy Leather retail stores, of which 76 are located in the United States and seven are located in Canada.  Both of these segments sell leather and leathercraft-related products.  The International Leathercraft segment consists of all stores, wholesale or retail, located outside of North America.  As of March 1, 2016, we had four such stores, two located in the United Kingdom, one located in Australia, and one located in Spain.

Information regarding net sales, gross profit, operating income, and total assets, attributable to each of our segments, is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8. Financial Statements and Supplementary Data in Note 12, Segment Information, of our Notes to Consolidated Financial Statements.

Wholesale Leathercraft

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and Canada through wholesale stores operating under the name, “The Leather Factory”.   This segment had net sales of $26.8 million, $27.3 million and $27.4 million for 2015, 2014, and 2013, respectively.

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

Our wholesale stores serve customers through various means including walk-in traffic, phone, Internet and mail order.  We also employ a distinctive marketing tactic in that we maintain an internally-developed target customer mailing list for use in our aggressive direct mail advertising campaigns.  We staff our stores with experienced managers whose compensation is tied to the operating profit of the store they manage.  Sales are generated by the selling efforts of the store personnel, our direct mail advertising, our website (www.tandyleather.com), and our participation at trade shows.

Customers Our customer base consists of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers, and retailers dispersed geographically throughout the world.  Wholesale sales constitute the majority of our business, although retail customers may purchase products from our wholesale stores.  The Wholesale Leathercraft division’s sales generally do not reflect significant seasonal patterns.  No single customer’s purchases represented more than 2% of this segment’s sales in 2015.

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

During 2015, 2014, and 2013, Wholesale Leathercraft division sales by product category were as follows:

Product Category	2015 Sales Mix	2014 Sales Mix	2013 Sales Mix
Belts strips and straps	3%	3%	3%
Books, patterns, videos	2%	2%	2%
Buckles	3%	3%	4%
Conchos^	2%	3%	3%
Craft supplies	2%	2%	2%
Dyes, finishes, glues	7%	7%	7%
Hand tools	16%	16%	16%
Hardware	8%	8%	8%
Kits	5%	6%	7%
Lace	3%	3%	4%
Leather	44%	41%	39%
Stamping tools	5%	6%	5%
	100%	100%	100%
^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

In addition to meeting ordinary operational requirements, our working capital demands are a product of the need to maintain a level of inventory sufficient to fill customer orders as they are received with minimal backorders and the time required to collect our accounts receivable.  Because availability of merchandise and prompt delivery time are important competitive factors for us, we maintain higher levels of inventory than our smaller competitors.  For additional information regarding our cash, inventory, and accounts receivable at the end of 2015 and 2014, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Suppliers We purchase merchandise and raw materials from approximately 150 vendors dispersed throughout the United States and in approximately 20 foreign countries. In 2015, our 10 largest vendors accounted for approximately 79% of our inventory purchases.

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

Expansion   We do not believe there is a significant and immediate opportunity for expansion of the Leather Factory wholesale store system in terms of opening additional locations.

Retail Leathercraft

Our Retail Leathercraft segment consists of a growing chain of retail stores operating under the name, “Tandy Leather.”  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry.  This retail segment offers a product line of quality tools, leather, accessories, kits, and teaching materials.   It had net sales of $53.7 million, $51.8 million and $47.0 million for 2015, 2014, and 2013, respectively.

General   As of March 1, 2016, the Tandy Leather retail chain has 83 stores located in 37 states and six Canadian provinces.  The stores range in size from 1,200 square feet to 9,000 square feet, with the average size of a store being approximately 3,300 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.    In the past several years, we have relocated some of our smaller stores into larger spaces within the same cities as lease terms expire and appropriate larger space is available at acceptable rates.  We expect to limit the number of store relocations in 2016 as we evaluate the benefits gained against the costs of such relocations.

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

Customers Individual retail customers are our largest customer group, representing approximately 60% of Tandy Leather's 2015 sales.  Youth groups, summer camps, schools, and a limited number of wholesale customers complete our customer base.  Like the wholesale stores, the retail stores typically fill orders as they are received, and there is no order backlog.  The retail stores maintain reasonable amounts of inventory to fill these orders.  Tandy Leather’s retail store operations historically generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (28-29% of annual sales), while the other three quarters remain fairly even at 24-25 % of annual sales each quarter.  No single customer’s purchases represented more than 1/2% of Retail Leathercraft’s sales in 2015.

Merchandise Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, hand tools, kits, dyes, and finishes and stamping tools.  During 2015, 2014 and 2013, Retail Leathercraft division sales by product category were as follows:

Product Category	2015 Sales Mix	2014 Sales Mix	2013 Sales Mix
Belts strips and straps	5%	4%	5%
Books, patterns, videos	1%	2%	2%
Buckles	3%	3%	3%
Conchos	2%	3%	3%
Craft supplies	2%	2%	2%
Dyes, finishes, glues	7%	7%	7%
Hand tools	16%	17%	17%
Hardware	8%	8%	8%
Kits	7%	7%	8%
Lace	3%	3%	3%
Leather	41%	39%	37%
Stamping tools	5%	5%	5%
	100%	100%	100%

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

Expansion   We intend to expand the Tandy Leather retail store chain to between 100 and 120 stores throughout North America as it makes financial sense to do so. Of the 82 stores opened as of December 31, 2015, 11 were independent leathercraft stores that we acquired.  Separately, these acquisitions are not material.  The other 71 stores have been new stores opened by us.

International Leathercraft

Our International Leathercraft segment consists of company-owned stores located outside of North America.  The first store in this segment opened in the United Kingdom in 2008.  As of December 31, 2015, the segment consisted of four wholesale/retail combination stores:  two in the United Kingdom, (the newest one having been opened in October 2015), one in Australia and one in Spain.  The stores operate under the Tandy Leather Factory trade name.  This segment had net sales of approximately $3.7 million, $4.3 million and $3.9 million in 2015, 2014, and 2013, respectively.  We intend to open more stores internationally, specifically in Europe, as the opportunities present themselves, but we have not determined a specific time schedule for said openings.

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

Customers   The growing customer base consists of individuals, wholesale distributors, equine-related shops, cobblers, dealers, and retailers dispersed geographically throughout Europe, Australia, and Asia.  Retail sales generally occur via cash transactions or through national credits cards.  We also sell on open account to selected wholesale customers including dealers, manufacturers, and retailers.  Like our North American stores, our international stores have an unconditional return policy.  No single customer’s purchases represented more than 3% of International Leathercraft’s sales in 2015.

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographic areas where we do not have a company-owned store.  An unrelated person operating an existing business could become an ASC by submitting an application and upon approval, placing a minimum initial order and meeting minimum annual purchase amounts.  In exchange, the benefits to the ASC are free advertising in various sales flyers produced and distributed by us, preferred pricing on certain products, advance notice of new products, and priority shipping and handling of orders.  We currently have 6 ASC’s located in Europe.

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

Employees As of December 31, 2015, we employed 584 people, 488 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

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

Our Website and Availability of SEC Reports We file reports with the Securities and Exchange Commission ("SEC").  These reports include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings.  The public may read any of these filings at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC  20549 on official business days during the hours of 10 a.m. and 3 p.m.  In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Further, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information concerning us.  You can connect to this site at www.sec.gov.

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

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 25, 2016:

Name and Age	Position	Served as Executive Officer Since

Shannon L. Greene, 50	Interim Chief Executive Officer since February 2016; Chief Financial Officer since May 2000; Treasurer and Chief Accounting Officer since 2001	2000

Mark J. Angus, 55	Interim President since February 2016; Senior Vice President and Assistant Secretary since June 2008; Operational Vice President of Merchandising since June 1993	2008

William M. Warren, 72	Secretary and Corporate Counsel	1993

Shannon L. Greene has served as our interim Chief Executive Officer since February 2016, following the resignation of Jon Thompson, former Chief Executive Officer and President.  Ms. Greene has also served as our Chief Financial Officer and Treasurer since May 2000 and director since January 2001.  Ms. Greene is also our Chief Accounting Officer.  Ms. Greene, a certified public accountant, also serves on our 401(k) Plan committee.

Mark J. Angus has served as interim President since February 2016, following the resignation of Jon Thompson, former Chief Executive Officer and President.  Mr. Angus has also served as our Senior Vice President since June 2008 and as director since July 2009.  He has served as Vice President of Merchandising since January 1993.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  Specialty retail, and retail in general, is heavily influenced by general economic cycles.  Purchases of non-essential, discretionary products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, maintain our earnings from operations as a percentage of net sales, or generate sufficient cash flows to fund our operational and liquidity needs.  The United States and global economies have suffered from economic uncertainty for the past several years, and there continues to be global concern that we may be entering into another recessionary period.  While consumer spending in the United States has stabilized recently, it could deteriorate in the future.  As a result, our operating results may be adversely and materially affected by downward trends or uncertainty in the United States or global economies.

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

Further, involvement by the United States in war and other military operations in the Middle East and other areas abroad could disrupt international trade and affect our inventory sources.  Finally, livestock diseases such as mad cow could reduce the availability of hides and leathers or increase their cost.  The occurrence of any of these events could adversely affect our business and our results of operations.

Risks Related to Our Business

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced modest sales and earnings growth recently.  Many specialty retailers have experienced periods of growth in sales and earnings followed by periods of declining sales and losses.  Our business may be similarly affected in the future.  We anticipate that our future growth will depend on a number of factors, including consumer preferences, the strength and protection of our brand, the market success of our current and future products, the success of our growth strategies, and our ability to manage our future growth.  Further, our future success will depend substantially on the ability of our management team to manage our growth effectively, optimizing our operational, administrative, financial, and legal procedures in order to maximize profitability.  If we fail to manage our growth effectively, our future operating results could be adversely affected.

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

The following table summarizes the locations of our leased premises as of December 31, 2015:

State	Wholesale Leathercraft	Retail Leathercraft	International
Alabama	-	1	n/a
Alaska	-	1	n/a
Arizona	2	3	n/a
Arkansas	-	1	n/a
California	3	8	n/a
Colorado	1	3	n/a
Connecticut	-	1	n/a
Florida	1	3	n/a
Georgia	-	1	n/a
Idaho	-	1	n/a
Illinois	1	1	n/a
Indiana	-	2	n/a
Iowa	1	-	n/a
Kansas	1	-	n/a
Kentucky	-	1	n/a
Louisiana	1	1	n/a
Maryland	-	1	n/a
Massachusetts	-	1	n/a
Michigan	1	1	n/a
Minnesota	-	2	n/a
Missouri	1	2	n/a
Montana	1	-	n/a
Nebraska	-	1	n/a
Nevada	-	2	n/a
New Mexico	1	1	n/a
New York	-	1	n/a
North Carolina	-	2	n/a
Ohio	1	2	n/a
Oklahoma	-	2	n/a
Oregon	1	2	n/a
Pennsylvania	1	2	n/a
South Carolina	-	1	n/a
South Dakota	-	1	n/a
Tennessee	-	3	n/a
Texas	5	12	n/a
Utah	1	3	n/a
Virginia	-	1	n/a
Washington	1	2	n/a
Wisconsin	-	1	n/a
Wyoming	-	1	n/a

Canadian locations:
Alberta	1	1	n/a
British Columbia	-	1	n/a
Manitoba	1	-	n/a
Nova Scotia	-	1	n/a
Ontario	1	2	n/a
Quebec	-	1	n/a
Saskatchewan	-	1	n/a

International locations:
United Kingdom	n/a	n/a	2
Australia	n/a	n/a	1
Spain	n/a	n/a	1

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market using the symbol “TLF.”  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2015	High	Low	2014	High	Low
4th quarter	$7.88	$6.85	4th quarter	$9.70	$8.61
3rd quarter	$8.63	$6.76	3rd quarter	$9.59	$8.96
2nd quarter	$8.90	$8.39	2nd quarter	$9.80	$8.74
1st quarter	$9.03	$7.89	1st quarter	$9.95	$8.42

There were approximately 326 stockholders of record on March 25, 2016.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2015 that were not registered under the Securities Act.

We did not purchase any shares of our common stock during the fourth quarter of 2015, although we are authorized to do so through a stock purchase program permitting us to repurchase up to 1.2 million shares of our common stock at prevailing market prices.  We announced the program on August 10, 2015. Purchases under the program commenced on August 24, 2015 and will terminate on August 9, 2016.  See Note 11 to our Financial Statements included in Item 8 of this report.

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

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock.  The information is aggregated in two categories:  plans previously approved by our stockholders and plans not approved by our stockholders.  The table includes information for officers, directors, employees, and non-employees.  All information is as of December 31, 2015.

Plan Category	Column (a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Column (b) Weighted-average exercise price of outstanding options, warrants and rights	Column (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by stockholders	128,833	$7.08	252,315
Equity compensation plans not approved by stockholders	-	-	-
TOTAL	128,833	$7.08	252,315

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

Income Statement Data, Years ended December 31,	2015	2014	2013	2012	2011
Net sales	$84,161,200	$83,430,912	$78,284,585	$72,720,624	$66,102,947
Gross profit	52,071,060	52,124,757	49,328,024	45,905,674	40,337,159
Income from operations	10,474,700	11,958,029	11,266,790	9,144,005	7,706,650
Net income from continuing operations	6,402,405	7,706,921	7,265,717	5,596,070	4,753,969
Income from discontinued operations, net of tax	-	-	-	-	(1,368)
Net income	$6,402,405	$7,706,921	$7,265,717	$5,596,070	$4,752,601
Net income per share from continuing operations
Basic	$0.64	$0.76	$0.71	$0.55	$0.47
Diluted	$0.63	$0.75	$0.71	$0.55	$0.47
Net income per share including discontinued operations
Basic	$0.64	$0.76	$0.71	$0.55	$0.47
Diluted	$0.63	$0.75	$0.71	$0.55	$0.47
Weighted average common shares outstanding for:
Basic EPS	10,077,506	10,203,063	10,176,492	10,157,395	10,156,442
Diluted EPS	10,102,760	10,241,121	10,216,438	10,175,346	10,182,098

Cash dividend declared per common share	-	$0.25	-	$0.25	-

Balance Sheet Data, as of December 31,	2015	2014	2013	2012	2011
Cash and certificates of deposit	$10,962,615	$10,636,530	$11,082,679	$7,705,182	$11,189,484
Total assets	64,566,926	62,873,874	56,398,566	49,087,672	45,502,915
Long-term debt, including current portion	3,863,307	5,643,125	2,598,750	3,105,000	3,307,500
Total Stockholders’ Equity	$50,972,176	$49,123,012	$44,621,542	$37,521,017	$34,433,801

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

We operate in three segments.  Wholesale Leathercraft, consisting of our Leather Factory-branded stores, is our oldest segment with sales of $26.8 million in 2015.  Historically, in normal economic conditions, this division has generally offered steady but very modest increases in sales.  Sales in 2015 declined 2% compared to 2014, with the same stores’ sales increasing 1%.  Sales to our national account customer group, which consisted of large national store chains, ended in April 2014 as the result of our intentional decision to discontinue certain products from our product line that these customers purchased due to unsatisfactory gross profit margins.  Sales at our stores are showing signs of growth as consumer confidence slowly improves, despite the flat to modest growth of the U.S. economy.   We closed one Leather Factory store in 2014.

Tandy Leather has long been known for its retail leathercraft store chain.  These retail stores comprise our Retail Leathercraft segment. This segment has experienced the greatest increases in sales  ($53.7 million in 2015, up from $51.8 million in 2014) and is our largest source of revenues.  We expect to grow the number of stores to approximately 100 in the future from 82 stores in operation at the end of 2015.  Our pace of store openings has slowed in the last five years due to the general economic conditions in the U.S. and because of the lack of personnel qualified for store manager positions.  We expect to continue to open stores domestically but have not committed to a specific time frame.  While the store opening schedule has slowed, we have relocated some existing stores as current lease terms near expiration into larger spaces so that a larger amount of product is available to customers.  While we believe the store relocation strategy has been somewhat successful, it has not achieved the return on investment that we were expecting, although there are a number of factors beyond the store size that contributed to that lack of return.  While we are not opposed to the occasional store relocation when warranted, we believe that opening new stores is a more effective strategy to grow our sales.  While we do not expect a significant number of store openings to occur in 2016, we will focus on personnel training and development in order to increase the rate at which stores are opened in 2017 and beyond.

Our International Leathercraft segment consists of company-owned stores located outside of North America.  At December 31, 2015, four combination retail/wholesale stores, with two located in the United Kingdom, and one each in Australia and Spain, comprised this segment.  It is our intention to open more stores in this segment once we have a sufficient customer base to support additional stores.

On a consolidated basis, gross profit margin as a percent of total net sales, a key indicator of costs, decreased minimally in 2015 compared to 2014.  Operating expenses increased at a faster pace than that of sales in 2015, increasing by 4% from 2014.  Operating expenses increased at a slower pace than that of sales in 2014, increasing 6% from 2013.

We reported consolidated net income for 2015 of $6.4 million.  Consolidated net income for 2014 and 2013 was $7.7 million and $7.3 million, respectively.  We use our cash flow to fund our operations, to fund the opening of new stores and to purchase necessary property and equipment.  We paid one-time dividends in 2014 and 2012 to our stockholders, totaling $2.5 million each year.  At the end of 2015, our stockholders’ equity had increased to $51.0 million from $49.1 million the previous year.

Comparing the December 31, 2015 balance sheet with the prior year’s balance sheet, we increased our investment in inventory from $32.9 million to $33.6 million while total cash increased from $10.6 million to $11.0 million.

Net Sales

Net sales for the three years ended December 31, 2015 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	InternationalLeathercraft	Total Company	Increase from Prior Year
2015	$26,754,165	$53,714,432	$3,692,603	$84,161,200	0.9%
2014	$27,285,884	$51,805,944	$4,339,084	$83,430,912	6.6%
2013	$27,384,614	$46,995,902	$3,904,069	$78,284,585	7.7%

Our net sales increased by 0.9% in 2015 when compared with 2014 and increased by 6.6% in 2014 when compared with 2013. In 2015, our Retail Leathercraft segment reported a sales increase compared to the prior year while our Wholesale Leathercraft and International Leathercraft segments reported sales declines.  The decline in sales in our Wholesale Leathercraft segment was due to the elimination of our national account customer group and the closing of one store, impacting sales for a portion of 2014 but all of 2015.  The decline in sales in our International Leathercraft segment was primarily due to the change in foreign currency rates between 2015 and 2014.  In 2014, our Retail and International Leathercraft segments reported sales increases compared to the prior year while our Wholesale Leathercraft segment reported a sales decrease due to the elimination of our national account customer group.

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

For 2015, our cost of sales increased slightly as a percentage of total net sales when compared to 2014, resulting in a decrease in consolidated gross profit margin from 62.5% to 61.9%.  Our 2014 cost of sales as a percentage of our total net sales increased slightly as a percentage of total net sales when compared to 2013, resulting in a decrease in consolidated gross profit margin from 63.0% to 62.5%.  Fluctuations in gross margin are primarily due to customer mix and product mix.  Wholesale sales are at a lower gross margin than that of retail sales.  Leather sales are at a lower gross margin than that of non-leather sales.  Therefore, as wholesale sales increase at a faster pace than that of retail sales, or we sell a higher percentage of leather compared to non-leather, our gross margin decreases accordingly.

Our gross margins for the three years ended December 31, 2015 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company
2015	69.5%	58.2%	60.5%	61.9%
2014	67.4%	59.6%	65.7%	62.5%
2013	67.3%	60.5%	63.3%	63.0%

Our operating expenses increased as a percentage of total net sales to 49.4% in 2015 when compared with 48.2% in 2014.  This increase indicates that our operating expenses grew faster than our sales during this period.  2015 operating expenses were $1.4 million higher than those of 2014.  Significant expense fluctuations in 2015 compared to 2014 are as follows:

Expense	2015 amount	Incr (Decr) over 2014
Employee compensation and benefits	$20.1 million	$216,000
Advertising and marketing	$5.8 million	$660,000
Rent and utilities	$5.7 million	$181,000
Legal, professional and other outside fees	$1.1 million	156,000
Depreciation	$1.5 million	130,000

The increase in employee compensation is due primarily to an increase in the cost of employee benefits and an increase in employee headcount at the stores.  Advertising and marketing expenses rose due to an increase in trade shows attended.  The increase in rent and utilities expense is the result of the relocations of selected stores into larger space.

Our operating expenses decreased as a percentage of total net sales to 48.3% in 2014 when compared with 48.6% in 2013.  This decrease indicates that our operating expenses grew slower than our sales during this period.  2014 operating expenses were $2.2 million higher than those of 2013.  Significant expense fluctuations in 2014 compared to 2013 are as follows:

Expense	2014 amount	Incr (Decr) over 2013
Employee compensation and benefits	$20.0 million	$1.1 million
Advertising and marketing	$5.7 million	$739,000
Rent and utilities	$4.8 million	$476,000
Legal and professional fees	$747,000	($447,000)
Depreciation	$1.4 million	$241,000

The increase in employee compensation is due to an increase in employee headcount and an increase in store manager base salary.  In addition, our store managers are paid a percentage of the operating profit generated by the store they manage as additional compensation, so as store profits increase, manager compensation increases.  Advertising and marketing expenses rose due to an increase in trade shows attended.  The increase in rent and utilities expense is the result of the relocations of selected stores into larger space.

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income, and interest expense.  In 2015, we incurred other expenses (net) of approximately $256,000 compared to other expenses (net) of approximately $150,000 in 2014.  In 2015, we received approximately $7,000 in gas royalties, earned approximately $3,000 in interest income on our cash and paid approximately $330,000 in interest expense on our bank debt.  We had a currency exchange loss of approximately $24,000 in 2015 compared to a currency exchange loss of approximately $13,000 in 2014.

In 2014, we incurred other expenses (net) of approximately $150,000 compared to other expenses (net) of approximately $46,000 in 2013.  In 2014, we received approximately $24,000 in gas royalties, earned approximately $3,000 in interest income on our cash and paid approximately $225,000 in interest expense on our bank debt.  We had a currency exchange loss of approximately $13,000 in 2014 compared to a currency exchange gain of approximately $41,000 in 2013.

Net Income

During 2015, we earned net income of $6.4 million, a 17% decrease from our net income of $7.7 million earned during 2014.  The decrease in net income was the result of the increase in cost of goods sold and operating expenses, partially offset by the increase in sales.

During 2014, we earned net income of $7.7 million, a 7% increase over our net income of $7.3 million earned during 2013.  The increase in net income was the result of the increase in sales and gross profit, partially offset by the increase in operating expenses.

Wholesale Leathercraft

The increases (or decreases) in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2015 were as follows:

Year	Net Sales Increase (Decrease) from Prior Year	Operating Income	Operating Income Increase (Decrease) from Prior Year	Operating Income as a Percentage of Sales
2015	(2.0)%	$4,663,590	(12.0)%	17.4%
2014	(0.4)%	$5,300,413	9.5%	19.4%
2013	2.0%	$4,840,416	29.8%	17.7%

Wholesale Leathercraft, consisting of 28 wholesale stores in 2015 accounted for 31.8% of our consolidated net sales in 2015, which compares to 33% in 2014 and 35% in 2013.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft and the elimination of sales to our national account customer group within this segment. We expect this trend to continue as we intend to open additional stores in our Retail Leathercraft segment.

Sales in the wholesale stores increased 0.8% in 2015 compared to sales in 2014. By customer group, sales in the wholesale stores to our retail customers increased while sales to our other customer groups declined from 2014.  Our sales mix by customer group in the Wholesale Leathercraft division was as follows:

Customer Group	2015	2014	2013
Retail	47%	45%	41%
Institution	3%	4%	4%
Wholesale	43%	42%	44%
National Accounts	-	3%	5%
Manufacturers	7%	6%	6%
	100%	100%	100%

In 2015, operating income as a percentage of sales declined from the prior year of 19.1% to 17.4%.  Operating expenses increased approximately $822,000 in 2015 compared to 2014.  The primary reason for the operating expense increase was the increase in the cost associated with our employee health benefit program and advertising and marketing expenses.

In 2014, operating income as a percentage of divisional sales improved from the prior year of 17.7% to 19.1%.  Operating expenses decreased approximately $391,000 in 2014 compared to 2013.  The primary reason for the operating expense decrease was the reduction in legal and professional fees, which is the result of new trademark filing fees incurred last year not repeated this year.

Retail Leathercraft

The increases in net sales, operating income, operating income increases (or decreases) and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2015 were as follows:

Year	Net Sales Increase from Prior Year	Operating Income	Operating Income Increase (Decrease) from Prior Year	Operating Income as a Percentage of Sales
2015	3.7%	$5,689,814	(6.4)%	10.6%
2014	10.2%	$6,077,345	1.0%	11.7%
2013	10.3%	$6,026,731	10.9%	12.8%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 63.8% of our total net sales in 2015, up from 62.1% in 2014 and 60.0% in 2013.  Growth in net sales for our Retail Leathercraft division in 2015 resulted from an increase in same store sales and new stores opened in late 2014.

Our sales mix by customer group in the Retail Leathercraft division was as follows:

Customer Group	2015	2014	2013
Retail	59%	60%	59%
Institution	3%	3%	4%
Wholesale	35%	34%	34%
National Accounts	0%	0%	0%
Manufacturers	3%	3%	3%
	100%	100%	100%

Operating income as a percentage of sales in 2015 decreased to 10.6% compared to 11.7% for 2014 due to an increase in operating expenses, partially offset by an increase in gross profit margin.  Gross margin decreased from 59.6% in 2014 to 58.2% in 2015.  Operating expenses as a percentage of sales decreased minimally from 47.9% in 2014 to 47.6% in 2015 as operating expenses grew at a slightly slower pace in 2015 than that of sales.

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

We intend to continue the slow expansion of our store chain over the next several years, with plans to open two to three stores in 2016 in North America.  We remain committed to a conservative expansion plan for this division that is intended to minimize risks to our profits and maintain our financial stability.  In the current economic environment in the United States, it is possible that we will change our plans for store openings in 2016 and beyond if we determine that the feasibility of additional successful openings is likely.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of December 31, 2015, that represents four retail/wholesale combination stores with two located in the United Kingdom, one located in Australia, and one located in Spain.  International Leathercraft accounted for 4.4%, 5.2%, and 5.0% of our total sales in 2015, 2014, and 2013, respectively.  We opened the second store in the United Kingdom in October 2015 and expect this segment to become a larger part of our total operations as our international customer base continues to grow.

The increases (or decreases) in net sales, operating income, operating income increases (or decreases), and operating income as a percentage of sales from our International Leathercraft stores for the three years ended December 31, 2015 were as follows:

Year	Net Sales Increase (Decrease) from Prior Yr	Operating Income	Operating Income Increase (Decrease) from Prior Year	Operating Income as a Percentage of Sales
2015	(14.9)%	$121,296	(79.1)%	3.3%
2014	11.1%	$580,271	45.2%	13.4%
2013	20.0%	$399,643	1806.6%	10.2%

Operating income as a percentage of sales decreased to 3.3% for 2015 compared to 13.4% for 2014.  Gross margin decreased from 65.7% in 2014 to 60.5% in 2015.  Operating expenses as a percentage of sales in 2015 increased from 52.3% in 2014 to 57.2% in 2015 as operating expenses grew at a faster pace in 2015 than that of sales.  The change in foreign currency exchange rates from 2014 to 2015 and the expenses associated with the opening of the new store in the fourth quarter of 2015 was the primary cause of the significant decline in performance of this segment.

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

Financial Condition

At December 31, 2015, we held $11.0 million of cash, $33.6 million of inventory, accounts receivable of approximately $553,000, and $15.7 million of property and equipment.  Goodwill and other intangibles (net of amortization and depreciation) were approximately $953,000 and $27,000, respectively.  Net total assets were $64.6 million.  Current liabilities were $8.3 million (including approximately $305,000 of current maturities of long-term debt and capital lease obligations), while long-term debt was $3.6 million.  Total stockholders’ equity at the end of 2015 was $51.0 million.

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

Specific ratios on a consolidated basis at December 31 were as follows:

		2015	2014	2013
Solvency Ratios:
Quick Ratio	(Cash+Accts Rec)/Total Current Liabilities	1.38	1.09	1.45
Current Ratio	Total Current Assets/Total Current Liabilities	5.71	4.48	4.96
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.16	0.21	0.18
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.25	0.32	0.31
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.27	0.28	0.26
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.31	0.31	0.32

Efficiency Ratios:
Collection Period (Days Outstanding)	Accounts Receivable/Credit Sales x 365	32.2	32.79	32.87
Inventory Turnover	Sales/Average Inventory	2.53	2.82	3.00
Assets to Sales	Total Assets/Sales	0.77	0.75	0.72
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	2.15	2.32	2.42
Accounts Payable to Sales	Accounts Payable/Sales	0.02	0.02	0.02

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.08	0.09	0.09
Return on Assets	Net Profit After Taxes/Total Assets	0.10	0.12	0.13
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.13	0.16	0.16

Capital Resources and Liquidity

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA dba Bank of Texas (“BOKF”) that provides a line of credit facility of up to $6,000,000.  It has a two-year term and is secured by our inventory.   The Business Loan Agreement contains covenants that we will maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1, and that we will maintain a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly and are based on a trailing four quarter basis.

Also on September 18, 2015, we executed a Promissory Note with BOKF that provide us with a line of credit facility of up to $10,000,000 for the purpose of purchasing our common stock.  Under the terms of the Promissory Note, we can borrow sums up to the lesser of $10,000,000 or the purchase price of a maximum of 1.2 million shares of our common stock from the period September 18, 2015 and ending on the earlier of September 18, 2016 or the date on which the entire amount is drawn.  During this time period, we will make interest only payments monthly.  At the end of this time period, the principal balance will be rolled into a 4-year term note.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  We drew approximately $3.7 million on this line of credit in September 2015 which was used to purchase approximately 529,000 shares of our common stock.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.263% at December 31, 2015).

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

Our primary source of liquidity and capital resources during 2015 was cash flow provided by operating activities.  Net cash flow from operations for 2015, 2014, and 2013 was approximately $8.2 million, $1.2 million, and $7.5 million, respectively.  The decrease in operating cash flow in 2014 was due to an intentional increase in inventory which is discussed further below.

Consolidated accounts receivable decreased approximately $72,000 to approximately $553,000 at December 31, 2015 compared to approximately $625,000 at December 31, 2014.  Average days to collect in 2015 and 2014 were 32 and 33 days, respectively, on a consolidated basis. We maintain a tight credit policy and have aggressively accelerated our collection efforts to ensure collectability of all customer accounts.

Inventory increased from $32.9 million at the end of 2014 to $33.6 million at December 31, 2015.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected expansion.  We ended the year with our total inventory on hand matching that of our internal targets for optimal inventory.

Consolidated inventory turned 2.5 times during 2015, a slight slowdown from the 2014 turns at 2.8 times.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2015	2014	2013
Wholesale Leathercraft	1.66	1.85	1.97
Retail Leathercraft	3.75	4.27	4.92
International Leathercraft	3.00	4.27	3.70

Wholesale Leathercraft stores only	4.04	4.52	4.79

Retail and International Leathercraft inventory turns are significantly higher than that of Wholesale Leathercraft because their inventories consist only of the inventories at the stores.  These segments have no warehouse (back stock) inventory to include in the turnover computation as all stores get their product from the central warehouse, which is included in the Wholesale Leathercraft segment.  Wholesale Leathercraft’s turns are expected to be slower because the central warehouse inventory is part of this segment, and its inventory is held as the back stock for all of the stores.

Accounts payable totaled $2.0 million at the end of 2015, an increase of $728,000 from $1.3 million at the end of 2014, primarily due to timing of check disbursements.

Capital expenditures totaled $2.2 million in 2015 and 2014, primarily related to store fixtures and computer equipment for new, moved or remodeled stores.  In 2015, we opened one new store in Manchester, United Kingdom and moved/remodeled 12 stores in North America.  In 2014, we opened 3 new U.S. stores and moved/remodeled 8 other stores in North America.

In 2013, our capital expenditures totaled $3.8 million of which $1.0 million was directly related to the completion of our flagship store, $1.9 million for 13 moved/remodeled stores, $0.5 million for new stores opened, with the remaining amounts related to computer equipment, factory machines and dies, and some International stores’ fixture and equipment.

For 2016, we intend to suspend the relocation plans for our smaller stores, with a few possible exceptions, which will reduce the amount of capital expenditures, namely fixtures, to be made.  Computer equipment replacements will continue on an as-needed basis as the existing equipment becomes obsolete.  Other plans for 2016 include the roll out of a new telecommunication platform between stores and a new payment system.  Both are intended to improve the customer service experience and security.  Despite those enhancements, we expect our 2016 capital expenditures to be less than our 2015 capital expenditures.

As described previously, we have repurchased approximately 529,000 shares of our stock, at an average price of $7.01, totaling $3.7 million for 2015. There were no stock repurchases in 2014 or 2013.

We believe that cash flow from operations will be adequate to fund our operations in 2016, while also funding our expansion plans.  At this time, we know of no trends or demands, commitments, events, or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet our contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2015, 2014, or 2013, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2015 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years
Long-Term Debt(1)	$3,711,224	$231,952	$1,855,612	$1,623,660	$ -
Revolving Line of Credit(2)	-	-	-	-	-
Capital Lease Obligation(3)	152,083	71,686	79,397	-	-
Operating Leases(4)	12,930,366	3,685,292	5,066,778	2,993,286	1,185,010
Total Contractual Obligations	$16,793,673	$3,988,930	$7,001,787	$4,616,946	$1,185,010
____________________
(1)	Our stock purchase loan from Bank of Texas matures September 2020.
(2)	Our line of credit from Bank of Texas matures September 2017.
(3)	Our capital lease obligation with Cisco Systems Capital Corporation matures January 2017.
(4)	These are our leased store facilities.

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

Revenue Recognition.  We recognize revenue for over the counter sales as transactions occur and other sales upon shipment of our products, provided that there are no significant post-delivery obligations to the customer and collection is reasonably assured, which generally occurs upon shipment.  Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

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

Goodwill.  We periodically analyze the remaining goodwill on our balance sheet to determine the appropriateness of its carrying value.  As of December 31, 2015, we determined that the present value of the discounted estimated future cash flows of the operating divisions associated with the goodwill is sufficient to support their respective goodwill balances.  If actual financial performance of these divisions differs significantly from our projections, such difference could affect the present value calculation in the future resulting in an impairment of all or part of the goodwill currently carried on our balance sheet.

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

Interest Rate Risk

We are subject to market risk associated with interest rate movements on our outstanding debt at December 31, 2015 which accrue interest at a rate that changes with fluctuations in the LIBOR rate.    Based on the Company's level of debt at December 31, 2015, increase of one percent in the LIBOR rate would result in additional interest expense of approximately $38,000 during a twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$10,962,615	$10,636,530
Accounts receivable-trade, net of allowance for doubtful accounts
of $1,746 and $395 in 2015 and 2014, respectively	553,206	625,054
Inventory	33,584,539	32,875,492
Prepaid income taxes	549,277	336,828
Deferred income taxes	326,830	371,491
Prepaid expenses	1,514,887	1,348,652
Other current assets	70,197	157,758
Total current assets	47,561,551	46,351,805

PROPERTY AND EQUIPMENT, at cost	23,992,208	22,199,943
Less accumulated depreciation and amortization	(8,297,155)	(7,037,665)
	15,695,053	15,162,278

GOODWILL	953,356	971,786
OTHER INTANGIBLES, net of accumulated amortization of
$702,000 and $665,000 in 2015 and 2014, respectively	27,282	58,026
OTHER assets	329,684	329,979
Total Assets	$64,566,926	$62,873,874

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,983,376	$1,255,218
Accrued expenses and other liabilities	6,045,552	5,394,514
Current maturities of capital lease obligations	72,686	-
Current maturities of long-term debt	231,952	3,702,500
Total current liabilities	8,333,566	10,352,232

DEFERRED INCOME TAXES	1,702,515	1,458,005

LONG-TERM DEBT, net of current maturities	3,479,273	1,940,625
CAPITAL LEASE OBLIGATIONS, net of current maturities	79,396	-
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized; 11,275,641 and 11,239,157 shares issued at 2015 and 2014, respectively; 9,753,293 and 10,245,534 shares outstanding
at 2015 and 2014, respectively	27,062	26,984
Paid-in capital	6,168,489	6,013,325
Retained earnings	53,067,234	46,664,829
Treasury stock at cost (1,522,348 and 993,623 shares at 2015 and 2014, respectively)	(6,602,930)	(2,894,068)
Accumulated other comprehensive income	(1,687,679)	(688,058)
Total stockholders' equity	50,972,176	49,123,012
Total Liabilities and Stockholders’ Equity	$64,566,926	$62,873,874

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013

NET SALES	$84,161,200	$83,430,912	$78,284,585
COST OF SALES	32,090,140	31,306,155	28,956,561
Gross Profit	52,071,060	52,124,757	49,328,024

OPERATING EXPENSES	41,596,360	40,166,728	38,061,234
INCOME FROM OPERATIONS	10,474,700	11,958,029	11,266,790

OTHER (INCOME) EXPENSE:
Interest expense	330,004	225,584	206,763
Other, net	(74,357)	(75,165)	(160,732)
Total other expense	255,647	150,419	46,031

INCOME BEFORE NCOME TAXES	10,219,053	11,807,610	11,220,759

PROVISION FOR INCOME TAXES	3,816,648	4,100,689	3,955,042

NET INCOME	$6,402,405	$7,706,921	$7,265,717

NET INCOME PER COMMON SHARE:
BASIC	$0.64	$0.76	$0.71
DILUTED	$0.63	$0.75	$0.71

Weighted Average Number of Shares Outstanding:
Basic	10,177,506	10,203,063	10,176,492
Diluted	10,102,760	10,241,121	10,216,438

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013

NET INCOME	$6,402,405	$7,706,921	$7,265,717
Foreign currency translation adjustments	(999,621)	(776,307)	(290,678)
COMPREHENSIVE INCOME	$5,402,784	$6,930,614	$6,975,039

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,402,405	$7,706,921	$7,265,717
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	1,567,172	1,436,624	1,194,612
Loss on disposal or abandonment of assets	31,064	18,820	109,222
Non-cash stock-based compensation	145,322	67,818	11,686
Deferred income taxes	289,171	183,490	445,977
Foreign currency translation	(896,928)	(727,664)	(261,908)
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade	71,848	137,351	60,367
Inventory	(709,047)	(6,574,662)	(438,046)
Prepaid expenses	43,585	260,992	(833,181)
Other current assets	87,561	320,835	(325,143)
Accounts payable-trade	728,158	(629,419)	272,010
Accrued expenses and other liabilities	651,038	(414,368)	(119,916)
Income taxes	(212,449)	(609,026)	158,493
Total adjustments	1,796,495	(6,529,209)	274,173
Net cash provided by operating activities	8,198,900	1,177,712	7,539,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,164,040)	(2,204,190)	(3,770,022)
Purchase of intangible property	(10,000)	-	-
Proceeds from sale of assets	11,662	20,936	5,343
Decrease (increase) in other assets	295	11,980	(5,264)
Net cash used in investing activities	(2,162,083)	(2,171,274)	(3,769,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit loans	(3,500,000)	3,500,000	-
Proceeds from notes payable and long term debt	3,711,225	-	-
Payments on notes payable and long-term debt	(2,143,125)	(455,625)	(506,250)
Payments on capital lease obligations	(79,890)	-	-
Repurchase of common stock (treasury stock)	(3,708,862)	-	-
Payment of cash dividend	-	(2,549,684)	-
Proceeds from issuance of common stock	9,920	52,722	113,800
Net cash provided by (used in) financing activities	(5,710,732)	547,413	(392,450)

NET INCREASE (DECREASE) IN CASH	326,085	(446,149)	3,377,497

CASH, beginning of period	10,636,530	11,082,679	7,705,182

CASH, end of period	$10,962,615	$10,636,530	$11,082,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$330,004	$225,584	$206,763
Income tax paid during the period, net of (refunds)	$3,743,864	$4,604,087	$3,348,676

NON-CASH INVESTING ACTIVITIES
Equipment purchased via capital leases arrangements	$231,972	-	-

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2015, 2014, and 2013

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2013	10,162,442	26,775	5,767,508	(2,894,068)	34,241,875	378,927	37,521,017

Shares issued - stock options exercised	36,291	87	113,713	-	-	-	113,800
Stock-based compensation	-	-	11,686	-	-	-	11,686
Net income	-	-	-	-	7,265,717	-	7,265,717
Translation adjustment	-	-	-	-	-	(290,678)	(290,678)
BALANCE, December 31, 2013	10,198,733	26,862	5,892,907	(2,894,068)	41,507,592	88,249	44,621,542

Shares issued - stock options exercised	12,200	29	52,693	-	-	-	52,722
Stock-based compensation	34,601	93	67,725	-	-	-	67,818
Net income	-	-	-	-	7,706,921	-	7,706,921
Cash dividend paid	-	-	-	-	(2,549,684)	-	(2,549,684)
Translation adjustment	-	-	-	-	-	(776,307)	(776,307)
BALANCE, December 31, 2014	10,245,534	26,984	6,013,325	(2,894,068)	46,664,829	(688,058)	49,123,012
Shares issued - stock options exercised	2,000	5	9,915	-	-	-	9,920
Stock-based compensation	34,484	73	145,249	-	-	-	145,322
Net income	-	-	-	-	6,402,405	-	6,402,405
Purchase of Treasury stock	(528,725)	-	-	(3,708,862)	-	-	(3,708,862)
Translation adjustment	-	-	-	-	-	(999,621)	(999,621)
BALANCE, December 31, 2015	9,753,293	$27,062	$6,168,489	($6,602,930)	$53,067,234	$(1,687,679)	$50,972,176

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2015, 2014, and 2013

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

•	Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency transactions are reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized foreign currency transaction gains (losses) of ($24,000), ($13,900), and $41,000, in 2015, 2014, and 2013, respectively.

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

BASIC	2015	2014	2013
Net income	$6,402,405	$7,706,921	$7,265,717

Weighted average common shares outstanding	10,077,506	10,203,063	10,176,492

Earnings per share – basic	$0.64	$0.76	$0.71

DILUTED
Net income	$6,402,405	$7,706,921	$7,265,717

Weighted average common shares outstanding	10,077,506	10,203,063	10,176,492
Effect of restricted stock awards and assumed exercise of stock options	25,254	38,058	39,946
Weighted average common shares outstanding, assuming dilution	10,102,760	10,241,121	10,216,438

Earnings per share - diluted	$0.63	$0.75	$0.71

Outstanding options and restricted stock awards excluded as anti-dilutive	60,433	-	-

For additional disclosures regarding the restricted stock awards and the employee stock options, see Note 11. The net effect of converting stock options and restricted stock grants to purchase 68,400, 107,001, and 84,600 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2015, 2014, and 2013, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Goodwill is not amortized, but is evaluated at least annually for impairment.  We completed our annual goodwill impairment analysis as of December 31 for each of the three years ended December 31, 2015, 2014, and 2013 and determined that no adjustment to the carrying value of goodwill was required.

A summary of changes in our goodwill for the years ended December 31, 2015 and 2014 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, January 1, 2014	$598,579	$383,406	$981,985
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(10,199)	-	(10,199)
Impairments	-	-	-
Balance, December 31, 2014	$588,380	$383,406	$971,786
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(18,430)	-	(18,430)
Impairments	-	-	-
Balance, December 31, 2015	$569,950	$383,406	$953,356

As of December 31, 2015 and 2014, our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2015
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$544,504	$9,865
Non-Compete Agreements	174,665	157,248	17,417
	$729,034	$701,752	$27,282

	As of December 31, 2014
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$544,369	$518,426	$25,943
Non-Compete Agreements	178,882	146,799	32,083
	$723,251	$665,225	$58,026

Excluding goodwill, we have no intangible assets not subject to amortization under U.S. GAAP.  Amortization of intangible assets of $40,744 in 2015, $45,202 in 2014, and $42,305 in 2013 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense as follows for the next five years:

	Leather Factory	Tandy Leather	Total
2016	108	6,335	6,443
2017	90	1,667	1,757
2018	-	1,417	1,417
2019	-	666	666
2020	-	666	666
Thereafter	-	6,333	6,333

•	Fair value of financial Instruments

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

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Under this plan, no stock options were awarded in 2015 or 2014, while 12,000 options were awarded to directors in 2013.  These options vest and become exercisable six months from the option grant date.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  We recognized share based compensation expense of $0, $0, and $11,686 for the years ended December 31, 2015, 2014, and 2013, respectively, as a component of operating expenses.

See Note 11 for additional information related to our stock option plan.

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

See Note 11 for additional information regarding our restricted stock plan.

•	Comprehensive income

Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments.

•	Shipping and handling costs

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $2,012,000, $2,046,000, and $1,978,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $181,000 and $171,000 at December 31, 2015 and 2014, respectively.  Total advertising expense was $4,826,000 in 2015; $4,339,000 in 2014; and $4,099,000 in 2013.

•	Cash flows presentation

For purposes of the statement of cash flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

•	Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Accounts are written off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was approximately $1,700 and $400 at December 31, 2015 and 2014, respectively.  The following is a roll forward of the allowance for doubtful accounts:

Year ended:	Balance at beginning of year	Reserve "purchased" during year	Additions (reductions) charged to costs and expenses	Foreign exchange gain/loss	Write-offs	Balance at end of year
December 31, 2015	$395	-	$1,449	$(98)	-	$1,746
December 31, 2014	$1,171	-	$854	$(25)	$(1,605)	$395
December 31, 2013	$111,996	-	$(106,504)	$(727)	$(3,594)	$1,171

•	Sales returns and defective merchandise

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

4.  BALANCE SHEET COMPONENTS

	December 31, 2015	December 31, 2014
INVENTORY
On hand:
Finished goods held for sale	$30,487,764	$31,257,820
Raw materials and work in process	1,284,567	1,118,506
Inventory in transit	1,812,208	499,166
TOTAL	$33,584,539	$32,875,492

PROPERTY AND EQUIPMENT
Building	$9,232,066	$9,232,066
Land	1,451,132	1,451,132
Leasehold improvements	1,192,761	775,803
Equipment and machinery	5,086,770	4,978,426
Furniture and fixtures	6,889,642	5,589,989
Vehicles	139,837	172,527
	23,992,208	22,199,943
Less: accumulated depreciation	(8,297,155)	(7,037,665)
TOTAL	$15,695,053	$15,162,278

PREPAID EXPENSES
Prepaid insurance	$230,990	$214,129
Prepaid interest	3,876	-
Prepaid postage	97,801	114,681
Prepaid advertising	384,019	335,764
Prepaid rent	81,797	84,794
Prepaid supplies/equipment	199,466	147,215
Prepaid licenses/dues	117,007	129,781
Prepaid IT services	316,761	210,032
Prepaid other	83,170	112,256
TOTAL	$1,514,887	$1,348,652

OTHER CURRENT ASSETS
Accounts receivable – employees	$30,336	$78,210
Accounts receivable – other	15,921	15,144
Payments for merchandise not received	23,940	64,404
TOTAL	$70,197	$157,758

OTHER ASSETS
Security deposits - utilities, locations, etc.	$77,684	$77,979
Leather art collection	252,000	252,000
TOTAL	$329,684	$329,979

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$2,631,971	$2,820,774
Accrued payroll	255,058	407,945
Deferred revenue	902,236	934,868
Sales and payroll taxes payable	383,657	490,749
Inventory in transit	1,542,352	447,612
Other	330,278	292,566
TOTAL	$6,045,552	$5,394,514

Depreciation expense was $1,520,385, $1,391,422, and $1,152,307 for the years ended December 31, 2015, 2014, and 2013, respectively.

Loss from abandonment and/or disposal of obsolete equipment, which is included in operating expenses, is as follows, by segment:

Year ended December 31	Wholesale	Retail	International	Total
2015	$10,361	$9,222	$ 11,481	$ 31,064
2014	7,681	11,089	47	18,820
2013	76,874	32,348	-	109,222

5.  NOTES PAYABLE AND LONG-TERM DEBT

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA dba Bank of Texas (“BOKF”), which provides us with a line of credit facility of up to $6,000,000.  It has a two-year term and is secured by our inventory.   The Business Loan Agreement contains covenants that we will maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1, and that we will maintain a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly and are based on a trailing four quarter basis.

Also on September 18, 2015, we executed a Promissory Note with BOKF, which provides us with a line of credit facility of up to $10,000,000 for the purpose of purchasing our common stock.  Under the terms of the Promissory Note, we can borrow sums up to the lesser of $10,000,000 or the purchase price of a maximum of 1.2 million shares of our common stock from the period September 18, 2015 and ending on the earlier of September 18, 2016 or the date on which the entire amount is drawn.  During this time period, we will make interest only payments monthly. AT the end of this time period, the principal balance will be rolled into a 4-year term note.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  We drew approximately $3.7 million on this line of credit in September 2015 which was used to purchase approximately 529,000 shares of our common stock.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.263% at December 31, 2015).

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

At December 31, the amount outstanding under the above agreements consisted of the following:

	2015	2014
Business Loan Agreement with BOKF, NA – collateralized by real estate; payable as follows:
Line of Credit Note dated September 18, 2015, in the maximum principal amount of $10,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2020	$3,711,225	-
Line of Credit Note dated September 18, 2015, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2017	-	-
Credit Agreement with JPMorgan Chase Bank – collateralized by real estate; payable as follows:
Line of Credit Note dated July 31, 2007, converted to a 10-year term note on April 30, 2008; $16,875 monthly principal payments plus interest at 7.1% per annum; matures April 30, 2018, retired	-	$2,143,125
Line of Credit Note dated July 12, 2012, as amended on June 23, 2014, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 2%; expired September 30, 2015	-	3,500,000
	$3,711,225	$5,643,125
Less current maturities	231,952	3,702,500
	$3,479,273	$1,940,625

The terms of the above lines of credit contain various covenants for which we were in compliance as of December 31, 2015 and 2014.

Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2016	$231,952
2017	927,806
2018	927,806
2019	927,806
2020	695,855
$3,711,225

6.  CAPITAL LEASE OBLIGATIONS

We lease certain telecommunication equipment under a capital lease agreement.  The asset subject to the agreement totaled $227,783, $22,152 which is included in Property and Equipment and $205,631 which is included in Prepaid Equipment (not placed in service) as of December 31, 2015.  Accumulated depreciation on the assets placed in service at that date was $264.  Amortization of the capitalized cost is charged to depreciation expense.

At December 31, 2015, the amounts outstanding under capital lease obligation consisted of the following:

2015
Capital Lease secured by certain telecommunication equipment – total annual principal payments of $72,686, 1.8% interest, maturing January 2018	$156,271
Less amount representing interest	4,189
Total obligation under capital lease	152,082
Less - Current maturities	72,686
$79,396

7.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2015, 2014, and 2013, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2015	$10,600	$290,388
2014	$10,400	$286,224
2013	$10,200	$301,434

* Due to the annual limit on eligible earnings imposed by the Internal Revenue Code

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2015, 2014, or 2013.

 We currently offer no postretirement or postemployment benefits to our employees.

8.  INCOME TAXES

The provision for income taxes consists of the following:

		2015	2014	2013
Current provision:
	Federal	3,045,292	$3,368,974	$2,982,023
	State	482,186	548,225	527,042
		3,527,478	3,917,199	3,509,065

Deferred provision (benefit):
	Federal	212,563	210,343	399,032
	State	76,607	(26,853)	46,945
		289,170	183,490	445,977

		$3,816,648	$4,100,689	$3,955,042

Income before income taxes is earned in the following tax jurisdictions:

	2015	2014	2013
United States	$9,272,854	$10,339,632	$9,920,099
United Kingdom	(43,567)	557,776	565,538
Canada	813,824	874,571	858,532
Australia	48,633	102,922	69,905
Spain	127,309	(67,291)	(193,315)
	$10,219,053	$11,807,610	$11,220,759

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2015	2014
Deferred income tax assets:
Allowance for doubtful accounts	$-	$150
Capitalized inventory costs	260,385	306,592
Warrants and stock-based compensation	44,151	44,151
Accrued expenses, reserves, and other	66,444	64,747
Total deferred income tax assets	370,980	415,640

Deferred income tax liabilities:
Property and equipment depreciation	1,529,397	1,299,826
Goodwill and other intangible assets amortization	217,268	202,328
Total deferred income tax liabilities	1,746,665	1,502,154

Net deferred tax asset (liability)	($1,375,685)	($1,086,514)

The net deferred tax liability is classified on the balance sheets as follows:

	2015	2014
Current deferred tax assets	$326,830	$371,491
Long-term deferred tax liabilities	(1,702,515)	(1,458,005)
Net deferred tax asset (liability)	($1,375,685)	($1,086,514)

The effective tax rate differs from the statutory rate as follows:

	2015	2014	2013
Statutory rate – Federal US income tax	34%	34%	34%
State and local taxes	6%	5%	6%
Non-U.S. income tax at different rates	-	(1%)	(1%)
Domestic production activities deduction	(1%)	(1%)	(2%)
Other, net	(2%)	(2%)	(2%)
Effective rate	37%	35%	35%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2013.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2012 and December 2013 tax years.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under lease agreements that expire on dates ranging from March 2016 to February 2026.  Rent expense on all operating leases for the years ended December 31, 2015, 2014, and 2013, was $3,844,641, $3,675,788, and $3,312,152, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2015 were as follows:

Year ending December 31:
2016	$3,685,292
2017	2,925,137
2018	2,141,641
2019	1,474,072
2020	934,880
2021	584,334
2022	438,003
2023	317,870
2024	242,023
2025-2026	187,114
Total minimum lease payments	$12,930,366

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

10.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercraft.  While no single customer accounted for more than 1/2% of our consolidated revenues in 2015, 2014, or 2013, sales to our five largest customers represented 1.3%, 1.7%, and 2.5%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited.  At December 31, 2015, 2014, and 2013, 0%, 1%, and 6%, respectively, of our consolidated accounts receivable were due from a nationally recognized retail chain.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

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

A summary of stock option transactions for the years ended December 31, 2015, 2014, and 2013, is as follows:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	72,400	$5.16	84,600	$5.04	121,600	$4.53
Granted	-	-	-	-	12,000	6.87
Forfeited or expired	(2,000)	4.96	-	-	-	-
Exchanged	-	-	-	-	-	-
Exercised	(2,000)	4.96	(12,200)	4.32	(49,000)	4.23
Outstanding at December 31	68,400	$5.17	72,400	$5.16	84,600	$5.04
Exercisable at end of year	68,400	$5.17	72,400	$5.16	84,600	$5.04
Weighted-average fair value of
options granted during year	n/a		n/a		$0.97

The following table summarizes outstanding options into groups based upon exercise price ranges at December 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Option	Exercise	Maturity	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)	Shares	Price	(Years)
$4.27 to $4.41	23,400	$4.39	5.01	23,400	$4.39	5.01
$4.80 to $4.96	12,000	4.80	5.28	12,000	4.80	5.28
$5.30 to $6.87	33,000	5.86	6.35	33,000	5.86	6.35
	68,400	$5.17	5.70	68,400	$5.17	5.70

Other information pertaining to option activity during the twelve month periods ended December 31, 2015, 2014, and 2013 are as follows:
	2015	2014	2013
Weighted average grant-date fair value of stock options granted	n/a	n/a	$0.97
Total fair value of stock options vested	n/a	n/a	$11,686
Total intrinsic value of stock options exercised	$2,953	$14,816	$113,790

As of December 31, 2015, there was no unrecognized compensation cost related to non-vested stock options.

Cash received from the exercise of stock options for the years ended December 31, 2015, 2014, and 2013 was $9,920, $52,722 and $113,800, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model (BSM) with the following weighted-average assumptions:

	2015	2014	2013
Volatility	n/a	n/a	19.1%
Expected option life	n/a	n/a	3
Interest rate (risk free)	n/a	n/a	0.80%
Dividends	n/a	n/a	None

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

In February 2015, our Chief Executive Officer, Chief Financial Officer and Senior Vice President were awarded restricted stock grants consisting of 9,344 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,613 shares each.  We recognized share based compensation expense of $145,321 for the year ended December 31, 2015 as a component of operating expenses.

A summary of the activity for nonvested restricted common stock awards as of December 31, 2015 and 2014 is as follows:
	Shares	Grant Fair Value
Balance, January 1, 2014	-	-
Granted	34,601	$8.96
Forfeited	-	-
Vested	-	-
Balance, December 31, 2014	34,601	$8.96

Balance, January 1, 2015	34,601	$8.96
Granted	34,484	8.99
Forfeited	-	-
Vested	(8,652)	8.96
Balance, December 31, 2015	60,433	8.97

As of December 31, 2015 and 2014, there was unrecognized compensation cost related to non-vested restricted stock awards of $406,897 and $242,207 which will be recognized in each of the following years as follows:

2016	$155,009
2017	155,009
2018	87,191
2019	9,688

Of the 300,000 shares available for issuance, there are 230,915 shares available for future awards.

b)	Cash Dividend

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

On June 6, 2013, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, par value $0.0024 per share, to stockholders of record at the close of business on June 16, 2013.  Each Right entitles the registered holder to purchase from us one one-thousandth of a newly created series of preferred stock at an exercise price of $30.00 per right.  The Rights are exercisable in the event any person or group acquires 20% or more of our outstanding common stock (an “Acquiring Person”), or commences a tender offer or exchange offer that would result in such person becoming an Acquiring Person.  An exception is included in the Rights Plan in order to ensure that certain owners are not by virtue of their share ownership automatically deemed to be an Acquiring Person upon adoption of the plan unless any such owner subsequently accrues additional shares of our common stock and after giving effect to such acquisition owns 20% or more of our outstanding common stock. The Rights will expire at 5:00 P.M. Eastern on June 6, 2016, unless such date is advanced or extended or unless the Rights are earlier redeemed or exchanged by our Board.

d)	Share Repurchase Program

In August 2015, our Board authorized a share repurchase program where we may repurchase up to 1.2 million shares of our common stock through August 2016.  Subsequently, we have repurchased approximately 529,000 shares of our stock, at an average price of $7.01, totaling $3.7 million for the year ended December 31, 2015. There were no stock repurchases in 2014 or 2013.

12.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America;

c.
International Leathercraft, which sells to both wholesale and retail customers.  We have one store located in Northampton, United Kingdom which opened in February 2008; one store located in Sydney, Australia which opened in October 2011; one store located in Jerez, Spain which opened in January 2012; and one store located in Manchester, United Kingdom which opened in October 2015.  These stores carry the same products as our North American stores.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total
For the year ended December 31, 2015
Net Sales	$26,754,165	$53,714,432	$3,692,603	$84,161,200
Gross Profit	18,579,494	31,258,961	2,232,605	52,071,060
Operating earnings	4,663,590	5,689,814	121,296	10,474,700
Interest expense	330,004	-	-	330,004
Other expense, net	(63,230)	-	(11,127)	(74,357)
Income before income taxes	4,396,816	5,689,814	132,423	10,219,053
Depreciation and amortization	950,174	559,418	57,580	1,567,172
Fixed asset additions	945,998	932,231	285,811	2,164,040
Total assets	$42,097,024	$17,753,324	$4,716,578	$64,566,926

For the year ended December 31, 2014
Net Sales	$27,285,884	$51,805,944	$4,339,084	$83,430,912
Gross Profit	18,393,969	30,880,718	2,850,070	52,124,757
Operating earnings	5,300,413	6,077,345	580,271	11,958,029
Interest expense	225,584	-	-	225,584
Other expense, net	(61,984)	-	(13,181)	(75,165)
Income before income taxes	5,136,813	6,077,345	593,452	11,807,610
Depreciation and amortization	911,327	460,534	64,763	1,436,624
Fixed asset additions	909,260	1,243,123	51,807	2,204,190
Total assets	$43,000,030	$16,608,386	$3,265,458	$62,873,874

For the year ended December 31, 2013
Net Sales	$27,384,614	$46,995,902	$3,904,069	$78,284,585
Gross Profit	18,425,268	28,430,800	2,471,956	49,328,024
Operating earnings	4,840,416	6,026,731	399,643	11,266,790
Interest expense	206,763	-	-	206,763
Other expense, net	(118,218)	(29)	(42,485)	(160,732)
Income before income taxes	4,751,871	6,026,760	442,128	11,220,759
Depreciation and amortization	866,264	271,536	56,812	1,194,612
Fixed asset additions	1,946,980	1,778,727	44,315	3,770,022
Total assets	$40,981,591	$12,206,584	$3,210,391	$56,398,566

Net sales by geographic areas were as follows:

	2015	2014	2013
United States	$72,061,009	$69,791,099	$65,371,652
Canada	7,543,468	8,342,896	8,004,320
All other countries	4,556,723	5,296,917	4,908,613
	$84,161,200	$83,430,912	$78,284,585

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales for the years ended December 31, 2015, 2014, and 2013.  We do not have any significant long-lived assets outside of the United States.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance was effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements did not have a material impact on our consolidated earnings, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers”. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued ASU No. 2015-24, Revenue from Contracts with Customers: Deferral of the Effective Date which proposed a deferral of the effective date by one year, and on July 7, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance beginning in our 2018 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Entities reporting under U.S. GAAP are not permitted to adopt this standard earlier than the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities.) We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation–Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”. This ASU codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items”. This ASU simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory”, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”), thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early application is permitted. We do not expect that the adoption of guidance will have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The guidance is effective for annual and interim periods beginning after December 15, 2016, and may be adopted on either a prospective or retrospective basis. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration greater than one year.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We have not completed our review of the new guidance; however, we anticipate that upon adoption of the standard, we will recognize additional assets and corresponding liabilities related to leases on its balance sheet.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter
Net sales	$20,788,764	$19,773,528	$19,355,937	$24,292,971
Gross profit	12,582,927	12,814,382	11,832,697	14,841,054
Net income	1,444,407	1,507,896	1,111,344	2,338,758
Net income per common share:
Basic	$0.14	$0.15	$0.11	$0.24
Diluted	$0.14	$0.15	$0.11	$0.24
Weighted average number of common shares outstanding:
Basic	10,211,333	10,212,933	10,175,650	9,692,860
Diluted	10,241,096	10,241,164	10,199,092	9,712,571

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter
Net sales	$19,838,466	$19,703,607	$19,417,234	$24,471,605
Gross profit	12,715,723	12,779,606	12,174,709	14,454,719
Net income	1,854,412	1,765,485	1,628,562	2,458,462
Net income per common share:
Basic	$0.18	$0.17	$0.16	$0.24
Diluted	$0.18	$0.17	$0.16	$0.24
Weighted average number of common shares outstanding:
Basic	10,198,733	10,198,733	10,203,711	10,210,933
Diluted	10,239,505	10,239,823	10,241,410	10,244,127

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 29, 2016

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the reliability of the preparation and fair presentation of our published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III*

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2015 and 2014
•	Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014, and 2013

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

                    TANDY LEATHER FACTORY, INC.
By:	/s/ Shannon L. Greene
Shannon L. Greene
Interim Chief Executive Officer

By:	/s/ Shannon L. Greene
Shannon L. Greene
Chief Financial Officer, Chief Accounting Officer, and Treasurer
Dated:  March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Mannes	Chairman of the Board	March 29, 2016
Joseph R. Mannes

/s/ Shannon L. Greene	Interim Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Director	March 29, 2016
Shannon L. Greene

/s/ Mark J. Angus	Interim President, Assistant Secretary, and Director	March 29, 2016
Mark J. Angus

/s/ William M. Warren	Secretary, General Counsel, and Director	March 29, 2016
William M. Warren

/s/ Jefferson Gramm	Director	March 29, 2016
Jefferson Gramm

/s/ T. Field Lange	Director	March 29, 2016
T. Field Lange

/s/ L. Edward Martin III	Director	March 29, 2016
L. Edward Martin III

/s/ J. Bryan Wilkinson	Director	March 29, 2016
J. Bryan Wilkinson

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
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

10.5
Business Loan Agreement, dated September 18, 2015, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2015 and incorporated by reference herein

10.6
$6,000,000 Promissory Note, dated September 18, 2015, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2015 and incorporated by reference herein.

10.7
$10,000,000 Promissory Note, dated September 18, 2015, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.3 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2015 and incorporated by reference herein.

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

*21.1	Subsidiaries of Tandy Leather Factory, Inc.
*31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Document

*101.DEF	XBRL Taxonomy Extension Definition Document

*101.LAB	XBRL Taxonomy Extension Labels Document

*101.PRE	XBRL Taxonomy Extension Presentation Document

___________
    *Filed Herewith