Form 10-Q
period 2016-03-31
TANDY LEATHER FACTORY INC
filed 2016-05-16
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 10, 2016
Common Stock, par value $0.0024 per share	9,272,012

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Table on Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
ASSETS
CURRENT ASSETS:
Cash	$11,444,262	$10,962,615
Accounts receivable-trade, net of allowance for doubtful accounts
of $1,677 and $1,746 in 2016 and 2015, respectively	682,580	553,206
Inventory	33,632,302	33,584,539
Prepaid income taxes	188,430	549,277
Deferred income taxes	328,048	326,830
Prepaid expenses	1,627,169	1,514,887
Other current assets	146,273	70,197
Total current assets	48,049,064	47,561,551

PROPERTY AND EQUIPMENT, at cost	24,548,702	23,992,208
Less accumulated depreciation and amortization	(8,650,964)	(8,297,155)
	15,897,738	15,695,053

GOODWILL	959,784	953,356
OTHER INTANGIBLES, net of accumulated amortization of approximately
$706,000 and $702,000 in 2016 and 2015, respectively	23,421	27,282
OTHER assets	329,838	329,684
TOTAL ASSETS	$65,259,845	$64,566,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,920,311	$1,983,376
Accrued expenses and other liabilities	4,573,776	6,045,552
Current maturities of capital lease obligations	72,686	72,686
Current maturities of long-term debt	822,653	231,952
Total current liabilities	7,389,426	8,333,566

DEFERRED INCOME TAXES	1,735,450	1,702,515

LONG-TERM DEBT, net of current maturities	5,758,571	3,479,273
CAPITAL LEASE OBLIGATIONS, net of current maturities	72,688	79,396
COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,309,326 and 11,275,641 shares issued at 2016 and 2015, respectively;
9,382,555 and 9,753,293 shares outstanding at 2016 and 2015, respectively	27,142	27,062
Paid-in capital	6,212,171	6,168,489
Retained earnings	54,588,231	53,067,234
Treasury stock at cost (1,926,771 and 1,522,348 shares at 2016 and 2015, respectively)	(9,473,670)	(6,602,930)
Accumulated other comprehensive income	(1,050,164)	(1,687,679)
Total stockholders’ equity	50,303,710	50,972,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,259,845	$64,566,926

The accompanying notes are an integral part of these financial statements.

Table on Contents

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	2016	2015

NET SALES	$20,672,227	$20,788,764
COST OF SALES	8,019,481	8,205,836
Gross profit	12,652,746	12,582,928

OPERATING EXPENSES	10,289,956	10,194,047
INCOME FROM OPERATIONS	2,362,790	2,388,881

OTHER (INCOME) EXPENSE:
Interest expense	23,429	44,163
Other, net	39	(19,873)
Total other (income) expense	23,468	24,290

INCOME BEFORE INCOME TAXES	2,339,322	2,364,591

PROVISION FOR INCOME TAXES	818,325	920,184

NET INCOME	$1,520,997	$1,444,407

NET INCOME PER COMMON SHARE:
BASIC	$0.16	$0.14
DILUTED	$0.16	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	9,698,951	10,211,333
DILUTED	9,718,453	10,241,096

The accompanying notes are an integral part of these financial statements.

Table on Contents

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	2016	2015

NET INCOME	$1,520,997	$1,444,407
Foreign currency translation adjustments, net of tax	637,515	(644,456)
COMPREHENSIVE INCOME	$2,158,512	$799,951

The accompanying notes are an integral part of these financial statements.

Table on Contents

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,520,997	$1,444,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414,228	383,936
(Gain) / loss on disposal or abandonment of assets	(12,023)	5,804
Non-cash stock-based compensation	43,762	29,064
Deferred income taxes	31,717	67,831
Foreign currency translation	614,366	(585,107)
Net changes in assets and liabilities:
Accounts receivable-trade, net	(129,374)	(39,095)
Inventory	(47,763)	2,467,610
Prepaid expenses	(112,282)	(123,481)
Other current assets	(76,076)	43,888
Accounts payable-trade	(63,065)	486,852
Accrued expenses and other liabilities	(1,471,776)	(1,097,188)
Income taxes payable	360,847	423,403
Total adjustments	(447,439)	2,063,517
Net cash provided by operating activities	1,073,558	3,507,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(606,932)	(677,444)
Proceeds from sale of assets	22,625	-
Increase (decrease) in other assets	(154)	2,344
Net cash used in investing activities	(584,461)	(675,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in revolving credit loans	-	(3,500,000)
Proceeds from notes payable and long term debt	2,870,000	-
Payments on notes payable and long-term debt	-	(50,625)
Payments on capital lease obligations	(6,710)	-
Repurchase of common stock (treasury stock)	(2,870,740)
Proceeds from issuance of common stock	-	9,920
Net cash used in financing activities	(7,450)	(3,540,705)

NET INCREASE (DECREASE) IN CASH	481,647	(707,881)

CASH, beginning of period	10,962,615	10,636,530

CASH, end of period	$11,444,262	$9,928,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$23,429	$44,163
Income tax paid during the period, net of (refunds)	$457,478	$379,690

The accompanying notes are an integral part of these financial statements.

Table on Contents

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2014	10,245,534	$26,984	$6,013,325	$(2,894,068)	$46,664,829	$(688,058)	$49,123,012

Shares issued – stock option exercise	2,000	5	9,915	-	-	-	9,920
Stock-based compensation	34,484	83	28,981	-	-	-	29,064
Net income	-	-	-	-	1,444,407	-	1,444,407
Translation adjustment	-	-	-	-	-	(644,456)	(644,456)
BALANCE, March 31, 2015	10,282,018	$27,072	$6,052,221	$(2,894,068)	$48,109,236	$(1,332,514)	$49,961,947

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2015	9,753,293	$27,062	$6,168,489	$(6,602,930)	$53,067,234	$(1,687,679)	$50,972,176

Stock-based compensation	33,685	80	43,682	-	-	-	43,762
Net income	-	-	-	-	1,520,997	-	1,520,997
Purchase of treasury stock	(404,423)	-	-	(2,870,740)	-	-	(2,870,740)
Translation adjustment	-	-	-	-	-	637,515	637,515
BALANCE, March 31, 2016	9,382,555	$27,142	$6,212,171	$(9,473,670)	$54,588,231	$(1,050,164)	$50,303,710

The accompanying notes are an integral part of these financial statements.

Table on Contents

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2016 and December 31, 2015, and its results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015.  Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The components of inventory consist of the following:

	As of
	March 31, 2016	December 31, 2015
Inventory on hand:
Finished goods held for sale	$30,873,556	$30,487,764
Raw materials and work in process	1,227,891	1,284,567
Inventory in transit	1,530,855	1,812,208
	$33,632,302	$33,584,539

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2015, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2016.

A summary of changes in our goodwill for the periods ended March 31, 2016 and 2015 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, January 1, 2015	$588,380	$383,406	$971,786
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(9,695)	-	(9,695)
Impairments	-	-	-
Balance, March 31, 2015	$578,685	$383,406	$962,091
	Leather Factory	Tandy Leather	Total
Balance, January 1, 2016	$569,950	$383,406	$953,356
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	6,428	-	6,428
Impairments	-	-	-
Balance, March 31, 2016	$576,378	$383,406	$959,784

Other intangibles consist of the following:

	As of March 31, 2016			As of December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$544,698	$9,671	$554,369	$544,504	$9,865
Non-Compete Agreements	174,665	160,915	13,750	174,665	157,248	17,417
	$729,034	$705,613	$23,421	$729,034	$701,752	$27,282

We recorded amortization expense of $3,861 during the first quarter of 2016 compared to $11,278 during the first quarter of 2015.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Leather Factory	Tandy Leather	Total
2016	$81	$2,500	$2,581
2017	90	1,667	1,757
2018	-	1,417	1,417
2019	-	666	666
2020	-	666	666
Thereafter	-	6,334	6,334

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

Table on Contents
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

Recent Accounting Pronouncements.  In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers”. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued ASU No. 2015-24, Revenue from Contracts with Customers: Deferral of the Effective Date which proposed a deferral of the effective date by one year, and on July 7, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance beginning in our 2018 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Entities reporting under U.S. GAAP are not permitted to adopt this standard earlier than the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities.) We are evaluating what impact, if any, the adoption of this guidance will have on our consolidated financial condition, results of operations, cash flows or financial disclosures.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation–Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of the new requirements did not have a material impact on our consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”. This ASU codifies management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect that our adoption will have a material impact on our consolidated financial statements or disclosures.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items”. This ASU simplifies income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. The adoption of the new requirements did not have a material impact on our consolidated financial statements or disclosures.

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory”, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”), thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early application is permitted. We do not expect that the adoption of this guidance will have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, which requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The guidance is effective for annual and interim periods beginning after December 15, 2016, and may be adopted on either a prospective or retrospective basis. We do not expect that our adoption will have a material impact on our consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration greater than one year.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We have not completed our review of the new guidance; however, we anticipate that upon adoption of the standard, we will recognize additional assets and corresponding liabilities related to leases on our consolidated balance sheet.

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

Also on September 18, 2015, we executed a Promissory Note with BOKF, which provides us with a line of credit facility of up to $10,000,000 for the purpose of purchasing our common stock.  Under the terms of the Promissory Note, we can borrow sums up to the lesser of $10,000,000 or the purchase price of a maximum of 1.2 million shares of our common stock from the period September 18, 2015 and ending on the earlier of September 18, 2016 or the date on which the entire amount is drawn.  During this time period, we will make interest only payments monthly. At the end of this time period, the principal balance will be rolled into a 4-year term note.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  For the quarter ended March 31, 2016, we drew approximately $2.9 million on this line of credit which was used to purchase approximately 404,000 shares of our common stock.  At March 31, 2016, the unused portion of the line of credit was approximately $3.4 million.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.278% and 2.263% at March 31, 2016 and December 31, 2015, respectively).

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 191,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Proceeds in the amount of $4,050,000 were used to fund the purchase of the property that is our corporate headquarters.  On April 30, 2008, the principal balance was rolled into a 10-year term note with an interest rate of 7.10% per annum.  We paid this note in full in September 2015 and as a result of the early payoff, we incurred a prepayment penalty in the amount of $200,000 which was included in interest expense.

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million, which was subsequently increased to $6 million.  The note expired on September 30, 2015.  There was no balance owed on the line of credit at the expiration date.

Table on Contents
At March 31, 2016 and December 31, 2015, the amount outstanding under the above agreements consisted of the following:

	2016	2015
Business Loan Agreement with BOKF, NA – collateralized by real estate; payable as follows:
Line of Credit Note dated September 18, 2015, in the maximum principal amount of $10,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2020	$6,581,224	$3,711,225

Line of Credit Note dated September 18, 2015, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2017	-	-
	$6,581,224	$3,711,225
Less current maturities	822,653	231,952
	$5,758,571	$3,479,273

3.  CAPITAL LEASE OBLIGATIONS

We lease certain telecommunication equipment under a capital lease agreement.  The asset subject to the agreement totaled $227,783, of which $22,152 is included in Property and Equipment at March 31, 2016 and December 31, 2015 and $205,631 is included in Prepaid Equipment (not placed in service) as of March 31, 2016 and December 31, 2015.  Accumulated depreciation on the assets placed in service was $1,055 and $264 at March 31, 2016 and December 31, 2015, respectively.  Amortization of the capitalized cost is charged to depreciation expense.

At March 31, 2016 and December 31, 2015, the amounts outstanding under capital lease obligation consisted of the following:

	2016	2015
Capital Lease secured by certain telecommunication equipment – total annual principal payments of $72,686, 1.8% interest, maturing January 2018	$149,251	$156,271
Less amount representing interest	3,877	4,189
Total obligation under capital lease	145,374	152,082
Less - Current maturities	72,686	72,686
	$72,688	$79,396

4. STOCK-BASED COMPENSATION

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Under this plan, no options were awarded to directors during the quarters ended March 31, 2016 and 2015 and therefore, no share based compensation expense was recorded for the quarters ended March 31, 2016 and 2015, respectively.  During the three months ended March 31, 2016 and 2015, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	$5.17	68,400
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2016	$5.17	68,400	5.24	$83,933
Exercisable, March 31, 2016	$5.17	68,400	5.24	$83,933

Outstanding, January 1, 2015	$5.16	72,400
Granted	-	-
Cancelled	-	-
Exercised	(4.96)	(2,000)
Outstanding, March 31, 2015	$5.17	70,400	6.07	$86,886
Exercisable, March 31, 2015	$5.17	70,400	6.07	$86,886

Other information pertaining to option activity during the three-month periods ended March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	N/A	$2,953

As of March 31, 2016 and 2015, there was no unrecognized compensation cost related to non-vested stock options.

Table on Contents
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

In March 2016, our interim Chief Executive Officer and interim President were awarded restricted stock grants consisting of 11,765 shares each. In addition, our five independent directors were awarded restricted stock grants consisting of 2,031 shares each. The grants will vest in equal annual amounts over a four-year period.  The fair value of non-vested restricted common stock awards is the market value of our common stock on the date of grant.  Compensation costs for these awards will be recognized on a straight-line basis over the four year vesting period.

A summary of the activity for non-vested restricted common stock awards as of March 31, 2016 and 2015 is presented below:

	Shares	Award Fair Value
Balance, January 1, 2016	60,433	$8.97
Granted	33,685	$7.14
Forfeited	(8,187)	8.97
Vested	(20,784)	8.97
Unvested Balance, March 31, 2016	65,147	$8.03

Balance, January 1, 2015	34,601	$8.96
Granted	34,484	$8.99
Forfeited	-	-
Vested	(8,652)	$8.96
Unvested Balance, March 31, 2015	60,433	$8.97

Total unrecognized compensation expense for the non-vested restricted stock awards as of March 31, 2016 and 2015 totals $603,645 and $523,154, respectively  As of March 31, 2016, compensation expense is expected to be recognized in equal annual amounts over a period of four years as follows:

	2016 Award	2015 Award	2014 Award	Total
2016	$45,095	$58,127	$58,130	$161,352
2017	60,128	77,503	77,506	215,137
2018	60,128	77,503	9,688	147,319
2019	60,128	9,688	-	69,816
2020	10,021	-	-	10,021
	$235,500	$222,821	$145,324	$603,645

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2016 and 2015:

	2016	2015
Net income	$1,520,997	$1,444,407
Numerator for basic and diluted earnings per share	$1,520,997	$1,444,407

Denominator for basic earnings per share – weighted-average shares	9,698,951	10,211,333

Effect of dilutive securities:
Stock options	19,461	29,763
Restricted stock	41	-
Dilutive potential common shares	19,502	29,763

Denominator for diluted earnings per share – weighted-average shares	9,718,453	10,241,096

Basic earnings per share	$0.16	$0.14
Diluted earnings per share	$0.16	$0.14

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 149,922 and 130,833 shares of common stock have been included in the computations of diluted EPS for the quarters ended March 31, 2016 and 2015, respectively.

Table on Contents
6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  We are periodically involved in litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

7. SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America; and

c.
International Leathercraft, which sells to both wholesale and retail customers.  We have four stores operating in this segment:  one in Northampton, United Kingdom; one in Manchester, United Kingdom (which opened in October 2015); one in Sydney, Australia; and one in Jerez, Spain.  These stores carry the same products as our North American stores.

Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended March 31, 2016
Net sales	$6,496,908	$13,242,583	$932,736	$20,672,227
Gross profit	4,388,629	7,696,180	567,937	12,652,746
Income from operations	1,126,259	1,214,950	21,581	2,362,790
Interest expense	23,429	-	-	23,429
Other, net	(5,746)	-	5,785	39
Income before income taxes	1,108,576	1,214,950	15,796	2,339,322

Depreciation and amortization	241,899	151,693	20,636	414,228
Fixed asset additions	371,299	231,565	4,068	606,932
Total assets	$41,849,437	$18,296,478	$5,113,930	$65,259,845

For the quarter ended March 31, 2015
Net sales	$6,725,304	$13,109,413	$954,047	$20,788,764
Gross profit	4,169,635	7,845,766	567,527	12,582,928
Income from operations	951,855	1,403,452	33,574	2,388,881
Interest expense	44,163	-	-	44,163
Other, net	(11,393)	-	(8,480)	(19,873)
Income before income taxes	919,085	1,403,452	42,054	2,364,591

Depreciation and amortization	239,718	132,862	11,356	383,936
Fixed asset additions	419,906	257,538	-	677,444
Total assets	$39,891,481	$16,388,517	$3,357,336	$59,637,334

Net sales for geographic areas were as follows for the three months ended March 31:

	2016	2015
United States	$17,727,629	$17,748,632
Canada	1,741,756	1,899,118
All other countries	1,202,842	1,141,014
	$20,672,227	$20,788,764

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2016 and 2015.  We do not have any significant long-lived assets outside of the United States.

Table on Contents

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

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 38 states and six Canadian provinces.  Tandy Leather Company, one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding our industry presence by opening retail stores.  As of May 1, 2016, we were operating 82 Tandy Leather Company retail stores located throughout North America.

Our International Leathercraft segment operates 4 company-owned stores, all located outside of North America.  These stores operate as combination retail / wholesale stores and consist of one store in Northampton, United Kingdom; one store in Manchester, United Kingdom; one store in Sydney, Australia, and one store in Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new stores in 2016.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2015 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

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

Results of Operations

The following tables present selected financial data of each of our three segments for the quarters ended March 31, 2016 and 2015.

	Quarter Ended March 31, 2016		Quarter Ended March 31, 2015
	Sales	Income from Operations	Sales	Income from Operations
Wholesale Leathercraft	$6,496,908	$1,126,259	$6,725,304	$951,855
Retail Leathercraft	13,242,583	1,214,950	13,109,413	1,403,452
International Leathercraft	932,736	21,581	954,047	33,574
Total Operations	$20,672,227	$2,362,790	$20,788,764	$2,388,881

Table on Contents
Consolidated net sales for the quarter ended March 31, 2016 decreased $117,000, or 0.6%, compared to the same period in 2015.  Retail Leathercraft reported a sales gain of 1%, while Wholesale Leathercraft and International Leathercraft reported sales declines of 3.4% and 2.2%, respectively.  Income from operations on a consolidated basis for the quarter ended March 31, 2016 decreased 1%, or $26,000, from the first quarter of 2015 primarily due to an increase in operating expenses, offset by an improvement in gross profit.

The following table shows in comparative form our consolidated net income for the first quarters of 2016 and 2015:

	2016	2015	% change
Net income	$1,520,997	$1,444,407	5.3%

All segments were profitable in the first quarter of 2016.  Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 28 wholesale stores (there were no wholesale stores opened or closed in either the first quarter of 2016 or 2015).  The following table presents the combined sales mix by customer categories for the quarters ended March 31:

	Quarter ended
Customer Group	03/31/16	03/31/15
RETAIL (end users, consumers, individuals)	48%	49%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	2%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	43%	41%
MANUFACTURERS	6%	6%
NATIONAL ACCOUNTS	1%	1%
	100%	100%

Net sales decreased 3.4%, or $228,000, for the first quarter of 2016 compared to the first quarter of 2015.  Sales to our wholesale and manufacturing customers increased in the first quarter of 2016 compared to the first quarter of 2015, while sales to our other customer groups declined slightly.  Income from operations for Wholesale Leathercraft during the current quarter increased by 18.3% or $174,000 from the comparative 2015 quarter.

An increase in gross profit of $219,000 offset by an increase in operating expenses of $45,000 contributed to the improvement in income from operations.  Gross profit as a percentage of sales increased from 62.0% in the first quarter of 2015 to 67.6% in the first quarter of 2016, due to an increase in sales of higher margin products compared to last year’s first quarter.  Operating expenses increased 1.4%, or $45,000, compared to last year’s comparable period.  The most significant expense increase occurred in legal and professional fees, offset somewhat by a reduction in travel and moving expenses.

Retail Leathercraft

Our Retail Leathercraft operation consisted of 82 stores at both March 31, 2016 and March 31, 2015.  Net sales increased 1.0% for the first quarter of 2016 over the same quarter last year.  In the first quarter of 2016, one new store was opened in Nyack, NY and one store was closed in Tucson, AZ.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 03/31/16	# Stores	Qtr Ended 03/31/15	$ Change	% Change
Same store sales	82	$13,059,658	82	$13,019,613	$40,045	0.3%
New store sales	1	79,654	-	-	79,654	N/A
Closed store sales	1	103,271	-	89,800	13,471	15.0%
Total sales		$13,242,583		$13,109,413	$133,170	1.0%

The following table presents sales mix by customer categories for the quarters ended March 31, 2016 and 2015 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	03/31/16	03/31/15
RETAIL (end users, consumers, individuals)	60%	61%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	2%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	35%	34%
MANUFACTURERS	3%	2%
	100%	100%

Sales to our wholesale and manufacturing customers increased in the first quarter of 2016 compared to the first quarter of 2015, while sales to our other customer groups declined slightly.

 Income from operations decreased $189,000, or 13.4%, from the comparative 2015 quarter due to a decrease in gross profit and an increase in operating expenses.  Our gross profit decreased by $150,000 from the prior period and as a percentage of sales, gross profit margin declined from 59.9% in the first quarter of 2015 to 58.1% in the first quarter of 2016. The increase in sales was primarily to wholesale customers, causing the decrease in our gross profit margin percentage.  Operating expenses as a percentage of sales decreased from 49.1% in the first quarter of 2015 to 48.9% in the first quarter of 2016.  The increase in operating expenses of $39,000 compared to the first quarter of 2015 was caused primarily by an increase in rent expense, partially offset by a decrease in freight out.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of March 31, 2016, the segment contained four stores, two of which are located in United Kingdom (one of which opened in October 2015) and one each in Australia and Spain. This segment’s sales totaled $933,000 for the first quarter of 2016, compared to $954,000 in the first quarter of 2015, a decrease of 2.2%.  Gross profit margin improved from 59.5% in 2015 compared to 60.9% in 2016, while operating expenses increased by $12,000.  Operating expenses totaled $546,000 in the first quarter of 2016, up from $534,000 in the first quarter of 2015.  Advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid $23,000 in interest on our bank debt in the first quarter of 2016, compared to $44,000 in the first quarter of 2015.  We recorded expense of $8,000 for currency fluctuations in the first quarter of 2016.  Comparatively, in the first quarter of 2015, we recorded income of $10,000 for currency fluctuations.

Table on Contents
Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $64.6 million at year-end 2015 to $65.3 million at March 31, 2016.  Total stockholders’ equity decreased from $51.0 million at December 31, 2015 to $50.3 million at March 31, 2016, the decrease being attributable $2.9 million of treasury stock purchases offset by our net income earned in the first quarter of 2016.  Our current ratio increased from 5.7 at December 31, 2015 to 6.5 at March 31, 2016 due primarily to the reduction in accrued liabilities for bonuses paid in the first quarter of 2016.

As of March 31, 2016, our investment in inventory increased by $48,000 from year-end 2015.  Inventory turnover reached an annualized rate of 2.5 times during the first quarter of 2016, decreasing from 2.6 times for the first quarter of 2015.  Inventory turnover was 2.5 times for all of 2015.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was approximately $683,000 at March 31, 2016, up $130,000 from $553,000 at year-end 2015.  The average days to collect accounts decreased to 34 days for the first quarter of 2016, a slight improvement from the average days to collect accounts in the first quarter of 2015 of 35 days.  We are continually monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts.

Accounts payable decreased approximately $63,000 to $1.9 million at March 31, 2016 compared to $2.0 million at year-end 2015 due to timing of payments. Accrued expenses decreased from $6.0 million at December 31, 2015 to $4.6 million at March 31, 2016.  The payment of the 2015 manager bonuses during the first quarter of 2016 primarily accounted for the reduction.

During the first quarter of 2016, cash flow provided by operating activities was $1.1 million, composed of net income of $1.5 million, plus $414,000 of depreciation and amortization, plus $614,000 of foreign currency translation, offset by the decrease in accrued expenses and other liabilities of $1.5 million.

By comparison, during the first quarter of 2015, cash flow provided by operating activities was $3.5 million.  The decrease in inventory of $2.5 million and net income of $1.4 million accounted for the operating cash provided during the first quarter of 2015.

Cash flow used in investing activities totaled approximately $584,000 and $675,000 in the first quarters of 2016 and 2015, respectively, consisting primarily of the purchase of fixtures for store moves and remodels and computer equipment.

Cash flow used in financing activities totaled $7,450 in the first quarter of 2016, compared to $3.5 million in the first quarter of 2015.  In 2016, we purchased $2.9 million of treasury stock, funded primarily through drawdowns on our line of credit with BOKF.  We also made a scheduled payment on our capital lease obligation for $6,710.  In 2015, cash used consisted primarily of debt repayments.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2015.  We believe that our exposure to market risks has not changed significantly since December 31, 2015.  We expect that our exposure to foreign currency exchange risk will increase as our international presence increases.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	-	-	-	671,275
February 1 – February 29	-	-	-	671,275
March 1 – March 31	404,423 (1)	$7.10	404,423	266,852
Total	404,423	$7.10	404,423	266,852

(1)
Represents shares purchased through a stock repurchase program permitting us to repurchase up to 1.2 million shares of our common stock at prevailing market prices.  We announced the program on August 10, 2015. Purchases under the program commenced on August 24, 2015 and will terminate on August 9, 2016.

Table on Contents

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

10.10
Tandy Leather Factory, Inc. 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013 and incorporated by reference herein.

10.11
Form of Non-Employee Director Restricted Stock Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.12
Form of Employee Restricted Stock Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.6 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

*31.1	13a-14(a) or 15d-14(a) Certification by Shannon L. Greene, Interim Chief Executive Officer.
*31.2	13a-14(a) or 15d-14(a) Certification by Shannon L. Greene, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Document.
*101.DEF	XBRL Taxonomy Extension Definition Document.
*101.LAB	XBRL Taxonomy Extension Labels Document.
*101.PRE	XBRL Taxonomy Extension Presentation Document.
____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 16, 2016	By: /s/ Shannon L. Greene
Shannon L. Greene
Interim Chief Executive Officer and
Chief Financial Officer and Treasurer (Chief Accounting Officer)