Form 10-Q
period 2016-06-30
TANDY LEATHER FACTORY INC
filed 2016-08-15
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 10, 2016
Common Stock, par value $0.0024 per share	9,266,496

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2016 (unaudited)	December 31, 2015 (audited)
ASSETS
CURRENT ASSETS:
Cash	$9,839,204	$10,962,615
Accounts receivable-trade, net of allowance for doubtful accounts
of $0 and $1,746 in 2016 and 2015, respectively	551,824	553,206
Inventory	36,304,595	33,584,539
Prepaid income taxes	765,605	549,277
Deferred income taxes	350,706	326,830
Prepaid expenses	1,623,858	1,514,887
Other current assets	132,985	70,197
Total current assets	49,568,777	47,561,551

PROPERTY AND EQUIPMENT, at cost	24,764,249	23,992,208
Less accumulated depreciation and amortization	(9,026,139)	(8,297,155)
	15,738,110	15,695,053

GOODWILL	959,868	953,356
OTHER INTANGIBLES, net of accumulated amortization of approximately
$707,000 and $702,000 in 2016 and 2015, respectively	22,228	27,282
OTHER assets	329,332	329,684
TOTAL ASSETS	$66,618,315	$64,566,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,393,513	$1,983,376
Accrued expenses and other liabilities	4,979,495	6,045,552
Current maturities of capital lease obligations	72,686	72,686
Current maturities of long-term debt	1,382,199	231,952
Total current liabilities	7,827,893	8,333,566

DEFERRED INCOME TAXES	1,721,715	1,702,515

LONG-TERM DEBT, net of current maturities	5,989,530	3,479,273
CAPITAL LEASE OBLIGATIONS, net of current maturities	72,688	79,396
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,309,326 and 11,275,641 shares issued at 2016 and 2015, respectively;
9,266,496 and 9,753,293 shares outstanding at 2016 and 2015, respectively	27,142	27,062
Paid-in capital	6,281,711	6,168,489
Retained earnings	56,409,146	53,067,234
Treasury stock at cost (2,042,830 and 1,522,348 shares at 2016 and 2015, respectively)	(10,278,584)	(6,602,930)
Accumulated other comprehensive income	(1,432,926)	(1,687,679)
Total stockholders’ equity	51,006,489	50,972,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,618,315	$64,566,926

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Six Months Ended June 30, 2016 and 2015

	THREE MONTHS		SIX MONTHS
	2016	2015	2016	2015
NET SALES	$19,522,905	$19,773,528	$40,195,132	$40,562,292

COST OF SALES	6,627,115	6,959,147	14,646,596	15,164,983

Gross profit	12,895,790	12,814,381	25,548,536	25,397,309

OPERATING EXPENSES	10,056,899	10,480,539	20,346,855	20,674,586

INCOME FROM OPERATIONS	2,838,891	2,333,842	5,201,681	4,722,723

OTHER INCOME (EXPENSE):
Interest expense	(42,027)	(34,762)	(65,456)	(78,925)
Other, net	23,434	9,877	23,395	29,750
Total other income (expense)	(18,593)	(24,885)	(42,061)	(49,175)

INCOME BEFORE INCOME TAXES	2,820,298	2,308,957	5,159,620	4,673,548

PROVISION FOR INCOME TAXES	999,383	801,061	1,817,708	1,721,245

NET INCOME	$1,820,915	$1,507,896	$3,341,912	$2,952,303

NET INCOME PER COMMON SHARE:
Basic	$0.19	$0.15	$0.35	$0.29
Diluted	$0.19	$0.15	$0.35	$0.29

Weighted Average Number of Shares Outstanding:
Basic	9,209,446	10,212,933	9,418,645	10,212,137
Diluted	9,227,941	10,241,164	9,437,620	10,241,130

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three and Six Months Ended June 30, 2016 and 2015

	THREE MONTHS		SIX MONTHS
	2016	2015	2016	2015
NET INCOME	$1,820,915	$1,507,896	3,341,912	2,952,303

Foreign currency translation adjustments	(382,762)	477,889	254,753	(166,567)

COMPREHENSIVE INCOME	$1,438,153	$1,985,785	$3,596,565	$2,785,736

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,341,912	$2,952,303
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	831,793	809,456
(Gain) / loss on disposal or abandonment of assets	(6,560)	25,204
Non-cash stock-based compensation	113,302	77,737
Deferred income taxes	(4,676)	8,735
Foreign currency translation	256,309	(121,909)
Net changes in assets and liabilities:
Accounts receivable-trade, net	1,382	(133,840)
Inventory	(2,720,056)	65,241
Prepaid expenses	(108,971)	1,261
Other current assets	(62,788)	36,703
Accounts payable-trade	(589,863)	423,794
Accrued expenses and other liabilities	(1,066,056)	1,267,450
Income taxes payable	(216,328)	(286,987)
Total adjustments	(3,572,512)	2,172,845
Net cash (used in) provided by operating activities	(230,600)	5,125,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(898,007)	(1,088,231)
Proceeds from sale of assets	26,703	741
Decrease in other assets	352	1,986
Net cash used in investing activities	(870,952)	(1,085,504)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable and long term debt	3,660,505	-
Payments on notes payable and long-term debt	-	(3,808,812)
Payments on capital lease obligations	(6,710)	-
Repurchase of common stock (treasury stock)	(3,675,654)	-
Net cash used in financing activities	(21,859)	(3,808,812)

NET INCREASE (DECREASE) IN CASH	(1,123,411)	230,832

CASH, beginning of period	10,962,615	10,636,530

CASH, end of period	$9,839,204	$10,867,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$65,456	$78,925
Income tax paid during the period, net of (refunds)	$2,034,036	$2,003,680

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2014	10,245,534	$26,984	$6,013,325	$(2,894,068)	$46,664,829	$(688,058)	$49,123,012

Shares issued – stock option exercise	2,000	5	9,915	-	-	-	9,920
Stock-based compensation	34,484	73	67,744	-	-	-	67,817
Net income	-	-	-	-	2,952,303	-	2,952,303
Translation adjustment	-	-	-	-	-	(166,567)	(166,567)
BALANCE, June 30, 2015	10,282,018	$27,062	$6,090,984	$(2,894,068)	$49,617,132	$(854,625)	$51,986,485

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2015	9,753,293	$27,062	$6,168,489	$(6,602,930)	$53,067,234	$(1,687,679)	$50,972,176

Purchase of treasury stock	(520,482)	-	-	(3,675,654)	-	-	(3,675,654)
Stock-based compensation	33,685	80	113,222	-	-	-	113,302
Net income	-	-	-	-	3,341,912	-	3,341,912
Translation adjustment	-	-	-	-	-	254,753	254,753
BALANCE, June 30, 2016	9,266,496	$27,142	$6,281,711	$(10,278,584)	$56,409,146	$(1,432,926)	$51,006,489

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2016 and December 31, 2015, and its results of operations and cash flows for the three and six-month periods ended June 30, 2016 and 2015.  Operating results for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The components of inventory consist of the following:

	As of
	June 30, 2016	December 31, 2015
Inventory on hand:
Finished goods held for sale	$33,047,533	$30,487,764
Raw materials and work in process	1,196,894	1,284,567
Inventory in transit	2,060,168	1,812,208
	$36,304,595	$33,584,539

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2015, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first six months of 2016.

A summary of changes in our goodwill for the periods ended June 30, 2016 and 2015 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, January 1, 2015	$588,380	$383,406	$971,786
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(8,017)	-	(8,017)
Impairments	-	-	-
Balance, June 30, 2015	$580,363	$383,406	$963,769
	Leather Factory	Tandy Leather	Total
Balance, January 1, 2016	$569,950	$383,406	$953,356
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	6,512	-	6,512
Impairments	-	-	-
Balance, June 30, 2016	$576,462	$383,406	$959,868

Other intangibles consist of the following:

	As of June 30, 2016			As of December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$544,891	$9,478	$554,369	$544,504	$9,865
Non-Compete Agreements	174,665	161,915	12,750	174,665	157,248	17,417
	$729,034	$706,806	$22,228	$729,034	$701,752	$27,282

We recorded amortization expense of $5,054 during the six months ended June 30, 2016 compared to $22,556 during the first half of 2015.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Leather Factory	Tandy Leather	Total
2016	$54	$1,334	$1,388
2017	90	1,667	1,757
2018	-	1,417	1,417
2019	-	666	666
2020	-	666	666
Thereafter	-	6,334	6,334

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

Also on September 18, 2015, we executed a Promissory Note with BOKF, which provides us with a line of credit facility of up to $10,000,000 for the purpose of purchasing our common stock.  Under the terms of the Promissory Note, we can borrow sums up to the lesser of $10,000,000 or the purchase price of a maximum of 1.2 million shares of our common stock from the period September 18, 2015 and ending on the earlier of September 18, 2016 or the date on which the entire amount is drawn.  During this time period, we will make interest-only payments monthly. At the end of this time period, the principal balance will be rolled into a 4-year term note.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  For the six months ended June 30, 2016, we drew approximately $3.7 million on this line of credit which was used to purchase approximately 520,500 shares of our common stock.  At June 30, 2016, the unused portion of the line of credit was approximately $2.6 million.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.298% and 2.263% at June 30, 2016 and December 31, 2015, respectively).

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

The amount outstanding under the above agreements consisted of the following:

	June 30, 2016	December 31, 2015
Business Loan Agreement with BOKF, NA – collateralized by real estate; payable as follows:
Line of Credit Note dated September 18, 2015, in the maximum principal amount of $10,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2020	$7,371,729	$3,711,225

Line of Credit Note dated September 18, 2015, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2017	-	-
	$7,371,729	$3,711,225
Less current maturities	1,382,199	231,952
	$5,989,530	$3,479,273

3.  CAPITAL LEASE OBLIGATIONS

We lease certain telecommunication equipment under a capital lease agreement.  The asset subject to the agreement totaled $227,783, of which $22,152 is included in Property and Equipment at June 30, 2016 and December 31, 2015 and $205,631 is included in Prepaid Equipment (not placed in service) as of June 30, 2016 and December 31, 2015.  Accumulated depreciation on the assets placed in service was $2,901 and $264 at June 30, 2016 and December 31, 2015, respectively.  Amortization of the capitalized cost is charged to depreciation expense.

The amounts outstanding under capital lease obligations consisted of the following:

	June 30, 2016	December 31, 2015
Capital Lease secured by certain telecommunication equipment – total annual principal payments of $72,686, 1.8% interest, maturing January 2018	$149,251	$156,271
Less amount representing interest	3,877	4,189
Total obligation under capital lease	145,374	152,082
Less current maturities	72,686	72,686
	$72,688	$79,396

4. STOCK-BASED COMPENSATION

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Under this plan, no options were awarded to directors during the six months ended June 30, 2016 and 2015 and therefore, no share based compensation expense was recorded for the six months ended June 30, 2016 and 2015, respectively.  During the six months ended June 30, 2016 and 2015, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	$5.17	68,400
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, June 30, 2016	$5.17	68,400	4.99	$83,933
Exercisable, June 30, 2016	$5.17	68,400	4.99	$83,933

Outstanding, January 1, 2015	$5.16	72,400
Granted	-	-
Cancelled	-	-
Exercised	(4.96)	(2,000)
Outstanding, June 30, 2015	$5.17	70,400	5.83	$86,886
Exercisable, June 30, 2015	$5.17	70,400	5.83	$86,886

Other information pertaining to option activity during the six-month periods ended June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	N/A	$2,953

As of June 30, 2016 and 2015, there was no unrecognized compensation cost related to non-vested stock options.

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

In February 2015, our Chief Executive Officer, Chief Financial Officer and Senior Vice President were awarded restricted stock grants consisting of 9,343 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,613 shares each. The grants will vest in equal annual amounts over a four-year period.  The fair value of non-vested restricted common stock awards is the market value of our common stock on the date of grant.  Compensation costs for these awards, net of forfeitures, will be recognized on a straight-line basis over the four year vesting period.

In March 2016, our Chief Executive Officer and President were awarded restricted stock grants consisting of 11,765 shares each. In addition, our five independent directors were awarded restricted stock grants consisting of 2,031 shares each. The grants will vest in equal annual amounts over a four-year period.  The fair value of non-vested restricted common stock awards is the market value of our common stock on the date of grant.  Compensation costs for these awards will be recognized on a straight-line basis over the four year vesting period.

A summary of the activity for non-vested restricted common stock awards as of June 30, 2016 and 2015 is presented below:

	Shares	Award Fair Value
Balance, January 1, 2016	60,433	$8.97
Granted	33,685	$7.14
Forfeited	(8,187)	8.97
Vested	(20,784)	8.97
Unvested Balance, June 30, 2016	65,147	$8.03

Balance, January 1, 2015	34,601	$8.96
Granted	34,484	$8.99
Forfeited	-	-
Vested	(8,652)	$8.96
Unvested Balance, June 30, 2015	60,433	$8.97

Total unrecognized compensation expense for the non-vested restricted stock awards as of June 30, 2016 and 2015 totals $460,609 and $484,401, respectively. As of June 30, 2016, compensation expense is expected to be recognized as follows:

	2016 Award	2015 Award	2014 Award	Total
2016	$30,064	$28,251	$28,253	$86,568
2017	60,128	56,502	56,506	173,136
2018	60,128	56,502	7,063	123,693
2019	60,128	7,063	-	67,191
2020	10,021	-	-	10,021
	$220,469	$148,318	$91,822	$460,609

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,820,915	$1,507,896	$3,341,912	$2,952,303
Numerator for basic and diluted earnings per share	1,820,915	1,507,896	3,341,912	2,952,303
Denominator:
Weighted-average shares outstanding-basic	9,209,446	10,212,933	9,418,645	10,212,137

Effect of dilutive securities:
Stock options	18,495	28,231	18,975	28,993
Restricted stock	-	-	-	-
Dilutive potential common shares	18,495	28,231	18,975	28,993
Denominator for diluted earnings per share- weighted-average shares	9,227,941	10,241,164	9,437,620	10,241,130

Basic earnings per share	$0.19	$0.15	$0.35	$0.29
Diluted earnings per share	$0.19	$0.15	$0.35	$0.29

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 133,562 and 130,833 shares of common stock have been included in the computations of diluted EPS for the quarters ended June 30, 2016 and 2015, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended June 30, 2016
Net sales	$6,064,995	$12,493,943	$963,967	$19,522,905
Gross profit	4,790,539	7,364,772	740,479	12,895,790
Income from operations	1,548,303	1,166,009	124,579	2,838,891
Interest (expense)	(42,027)	-	-	(42,027)
Other income (expense), net	8,986	-	14,448	23,434
Income before income taxes	1,515,262	1,166,009	139,027	2,820,298

Depreciation and amortization	222,090	152,217	43,258	417,565
Fixed asset additions	213,692	28,543	48,840	291,075
Total assets	$45,695,555	$16,124,992	$4,797,768	$66,618,315

For the quarter ended June 30, 2015
Net sales	$6,394,278	$12,532,411	$846,839	$19,773,528
Gross profit	4,726,907	7,548,859	538,615	12,814,381
Income from operations	968,552	1,336,669	28,621	2,333,842
Interest (expense)	(34,762)	-	-	(34,762)
Other income (expense), net	25,769	-	(15,892)	9,877
Income before income taxes	959,559	1,336,669	12,729	2,308,957

Depreciation and amortization	274,536	137,735	13,249	425,520
Fixed asset additions	164,540	226,777	19,470	410,787
Total assets	$38,507,395	$20,875,591	$4,186,980	$63,569,966

For the six months ended June 30, 2016
Net sales	$12,561,902	$25,736,527	$1,896,703	$40,195,132
Gross profit	9,179,168	15,060,951	1,308,417	25,548,536
Operating earnings	2,674,562	2,380,959	146,160	5,201,681
Interest (expense)	(65,456)	-	-	(65,456)
Other income (expense), net	14,733	-	8,662	23,395
Income before income taxes	2,623,839	2,380,959	154,822	5,159,620

Depreciation and amortization	484,625	303,910	43,258	831,793
Fixed asset additions	584,991	260,108	52,908	898,007
Total assets	$45,695,555	$16,124,992	$4,797,768	$66,618,315

For the six months ended June 30, 2015
Net sales	$13,119,582	$25,641,824	$1,800,886	$40,562,292
Gross profit	8,896,542	15,394,625	1,106,142	25,397,309
Operating earnings	1,920,407	2,740,121	62,195	4,722,723
Interest expense	(78,925)	-	-	(78,925)
Other income (expense), net	37,162	-	(7,412)	29,750
Income before income taxes	1,878,644	2,740,121	54,783	4,673,548

Depreciation and amortization	514,254	270,597	24,605	809,456
Fixed asset additions	584,446	484,315	19,470	1,088,231
Total assets	$38,507,395	$20,875,591	$4,186,980	$63,569,966

Net sales for geographic areas were as follows:

Three months ended June 30,	2016	2015
United States	$16,610,634	$16,836,732
Canada	1,746,547	1,852,181
All other countries	1,165,724	1,084,615
	$19,522,905	$19,773,528

Six months ended June 30,	2016	2015
United States	$34,338,263	$34,585,363
Canada	3,488,303	3,738,766
All other countries	2,368,566	2,238,163
	$40,195,132	$40,562,292

Geographic sales information is based on the location of the customer. No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three and sixmonth periods ended June 30, 2016 and 2015. We do not have any significant long-lived assets outside of the United States.

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

Our Wholesale Leathercraft segment operates 27 company-owned wholesale stores in 18 states and three Canadian provinces.  These stores are engaged in the wholesale distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users.

Our Retail Leathercraft segment operates company-owned Tandy Leather Company retail stores in 38 states and six Canadian provinces.  Tandy Leather Company, one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding our industry presence by opening retail stores.  As of August 10, 2016, we were operating 81 Tandy Leather Company retail stores located throughout North America.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

The following tables present selected financial data of each of our three segments for the quarters ended June 30, 2016 and 2015.

	Quarter Ended June 30, 2016		Quarter Ended June 30, 2015
	Sales	Income from Operations	Sales	Income from Operations
Wholesale Leathercraft	$6,064,995	$1,548,303	$6,394,278	$968,552
Retail Leathercraft	12,493,943	1,166,009	12,532,411	1,336,669
International Leathercraft	963,967	124,579	846,839	28,621
Total Operations	$19,522,905	$2,838,891	$19,773,528	$2,333,842

Consolidated net sales for the quarter ended June 30, 2016 decreased $251,000, or 1.3%, compared to the same period in 2015.  International Leathercraft reported a sales gain of 14%, while Wholesale Leathercraft and Retail Leathercraft reported sales declines of 5.1% and 0.3%, respectively.  Income from operations on a consolidated basis for the quarter ended June 30, 2016 increased 22%, or $505,000, from the second quarter of 2015 primarily due to an improvement in gross profit and a decrease in operating expenses.

The following table shows in comparative form our consolidated net income for the second quarter of 2016 and 2015:

	2016	2015	% change
Net income	$1,820,915	$1,507,896	20.8%

All segments were profitable in the second quarter of 2016.  Additional information appears below for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 27 wholesale stores (one store closed in April 2016).

Net sales decreased 5.1%, or approximately $329,000, for the second quarter of 2016 compared to the second quarter of 2015 as follows:

	# Stores	Qtr Ended 06/30/16	Qtr Ended 06/30/15	$ Change	% Change
Same store sales	27	$6,022,534	$6,229,566	($207,032)	(3.3)%
Closed store sales	1	42,461	164,712	(122,251)	(74.2)%
Total sales		$6,064,995	$6,394,278	$(329,283)	(5.1)%

The following table presents the combined sales mix by customer categories for the quarters ended June 30:

	Quarter ended
Customer Group	06/30/16	06/30/15
RETAIL (end users, consumers, individuals)	45%	45%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	43%	44%
MANUFACTURERS	8%	7%
	100%	100%

Net sales decreased 5.1%, or $329,000, for the second quarter of 2016 compared to the second quarter of 2015.  Sales were down across all customer groups.  Income from operations for Wholesale Leathercraft during the current quarter increased by 59.9% or $580,000 from the comparative 2015 quarter.

An increase in gross profit of $64,000 plus a decrease in operating expenses of $516,000 contributed to the improvement in income from operations.  Gross profit as a percentage of sales increased from 73.9% in the second quarter of 2015 to 79.0% in the second quarter of 2016, due to an increase in sales of higher margin products compared to last year.  Operating expenses decreased 13.7%, or $516,000, compared to last year’s comparable period.  The most significant expense decrease occurred in lower store and personnel relocation costs, outside services, and advertising.

Retail Leathercraft

Our Retail Leathercraft operation consisted of 81 and 82 stores at June 30, 2016 and June 30, 2015, respectively.  Net sales decreased 0.3% for the second quarter of 2016 over the same quarter last year.  In  March 2016, one new store was opened in Nyack, NY and one store was closed in Tucson, AZ.  In April 2016, one store was closed in Allentown, PA.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/16	# Stores	Qtr Ended 06/30/15	$ Change	% Change
Same store sales	80	$12,203,775	80	$12,178,185	$25,590	0.2%
New store sales	1	259,120	-	-	259,120	N/A
Closed store sales	2	31,048	2	354,226	(323,178)	(91.2%)
Total sales		$12,493,943		$12,532,411	($38,468)	(0.3%)

The following table presents sales mix by customer categories for the quarters ended June 30, 2016 and 2015 for our Retail Leathercraft operation:

	Quarter ended
Customer Group	06/30/16	06/30/15
RETAIL (end users, consumers, individuals)	57%	57%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	36%	36%
MANUFACTURERS	3%	3%
	100%	100%

Increased sales in our retail and wholesale customer groups were offset by decreased volume from our institution and manufacturing customer groups.

Income from operations decreased $171,000, or 12.8%, from the comparative 2015 quarter due to a decrease in gross profit offset by a slight decrease in operating expenses.  Our gross profit decreased by $184,000 from the prior period and as a percentage of sales, gross profit margin declined from 60.2% in the second quarter of 2015 to 59.0% in the second quarter of 2016. The decrease in sales was primarily to wholesale customers, causing the decrease in our gross profit margin percentage.  Operating expenses as a percentage of sales were consistent at 49.6% for the second quarters of 2016 and 2015.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2016, the segment contained four stores, two of which are located in United Kingdom (one of which opened in October 2015) and one each in Australia and Spain. This segment’s sales totaled $964,000 for the second quarter of 2016, compared to $847,000 in the second quarter of 2015, an increase of 14%.

	# Stores	Qtr Ended 06/30/16	# Stores	Qtr Ended 06/30/15	$ Change	% Change
Same store sales	3	$805,123	3	$846,839	($41,716)	(4.9%)
New store sales	1	158,844	-	-	158,844	N/A
Total sales		$963,967		$846,839	$117,128	13.8%

Gross profit margin improved from 63.6% in 2015 to 76.8% in 2016, while operating expenses increased by $107,000.  Operating expenses totaled $616,000 in the second quarter of 2016, up from $509,000 in the second quarter of 2015.  Advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid $42,000 in interest on our bank debt in the second quarter of 2016, compared to $35,000 in the second quarter of 2015.  We recorded income of $13,000 for currency fluctuations in the second quarter of 2016.  Comparatively, in the second quarter of 2015, we recorded expense of $5,000 for currency fluctuations.

Six Months Ended June 30, 2016 and 2015

The following table presents selected financial data of each of our three segments for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$12,561,902	$2,674,562	$13,119,582	$1,920,407
Retail Leathercraft	25,736,527	2,380,959	25,641,824	2,740,121
International Leathercraft	1,896,703	146,160	1,800,886	62,195
Total Operations	$40,195,132	$5,201,681	$40,562,292	$4,722,723

Consolidated net sales for the six months ended June 30, 2016 were down 1% compared to the same period in 2015, decreasing approximately $0.4 million.  Retail Leathercraft and International Leathercraft’s sales increases of$95,000 and $96,000, respectively, were offset with sales declines by Wholesale Leathercraft of $558,000.  Operating income on a consolidated basis for the six months ended June 30, 2016 increased 10% compared to the first half of 2015, or approximately $479,000.

The following table shows in comparative form our consolidated net income for the first half of 2016 and 2015:

	2016	2015	% change
Net income	$3,341,912	$2,952,303	13.2%

Wholesale Leathercraft

Net sales decreased 4.3%, or approximately $558,000, for the first half of 2016 as follows:

	# Stores	Six Months Ended 06/30/16	Six Months Ended 06/30/15	$ Change	% Change
Same store sales	27	$12,373,497	$12,781,625	$(408,128)	(3.2)%
Closed store sales	1	188,405	337,957	(149,552)	(44.3)%
Total sales		$12,561,902	$13,119,582	$(557,680)	(4.3)%

 The following table presents the combined sales mix by customer categories for the six months ended June 30, 2016 and 2015:

	Six Months Ended
Customer Group	06/30/16	06/30/15
RETAIL (end users, consumers, individuals)	47%	47%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	43%
MANUFACTURERS	6%	7%
	100%	100%

Operating income for Wholesale Leathercraft for the first half of 2016 increased by approximately $754,000 from the comparative 2015 period, or 39%, primarily due to an improvement in gross profit and a decrease in operating expenses.  Compared to the first six months of 2015, operating expenses decreased approximately
$472,000 for the first half of 2016, decreasing to 51.8% of sales compared to 53.2% of sales in the first half of 2015.

Retail Leathercraft

Net sales were up 0.4% for the first half of 2016 over the same period last year.

	# Stores	Six Months Ended 06/30/16	# Stores	Six Months Ended 06/30/15	$ Change	% Change
Same store sales	80	$25,028,341	80	$24,958,451	$69,890	0.3%
New store sales	1	338,773	-	-	338,773	N/A
Closed store sales	2	369,413	2	683,373	(313,960)	(45.9)%
Total sales		$25,736,527		$25,641,824	$94,703	0.4%

The following table presents sales mix by customer categories for the six months ended June 30, 2016 and 2015 for our Retail Leathercraft operation:

	Six Months Ended
Customer Group	06/30/16	06/30/15
RETAIL (end users, consumers, individuals)	58%	59%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	36%	35%
MANUFACTURERS	3%	3%
	100%	100%

The retail stores averaged approximately $52,500 in sales per month for the first half of 2016.  By comparison, these stores averaged $52,000 in sales per month for the first half of 2015.

Operating income for the first six months of 2016 decreased approximately $359,000 from the comparative 2015 period, decreasing as a percentage of sales from 10.7% in the first half of 2015 to 9.3% in the first half of 2016.  Gross margin decreased from 60.0% in 2015 to 58.5% in 2016 due to the customer and product mix.  The ratio of retail sales, which brings a higher margin, to non-retail sales, which brings a lower margin, can affect gross profit margin positively or negatively.  Similarly, the ratio of leather sales, which brings a lower margin, to non-leather sales, which brings a higher margin, can cause gross profit to rise or fall. During the first six months of 2016, a larger percentage of our sales were to non-retail sales, resulting in a decrease in gross profit margin compared to the first six months of 2015.  Operating expenses as a percentage of sales were 49.3% for the first half of 2016, a decrease from 49.4% for the first half of 2015, as expenses grew slightly slower than sales.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2016, the segment contained four stores with two located in United Kingdom (one of which opened in October 2015) and one each in Australia and Spain. Net sales increased 5.3% for the first half of 2016 over the same period last year.

	# Stores	Six Months Ended 06/30/16	Six Months Ended 06/30/15	$ Change	% Change
Same store sales	3	$1,597,500	$1,800,886	$(203,386)	(11.3)%
New store sales	1	299,203	-	299,202	N/A
Total sales		$1,896,703	$1,800,886	$95,817	5.3%

Gross profit margin as a percentage of sales increased from 61.4% in the first half of 2015 to 69.0% in the first half of 2016.  Operating expenses totaled approximately $1.2 million in the first half of 2016, up approximately $118,000 from approximately $1.0 million in the first half of 2015.  The increase is primarily due to the new store that opened in the UK in October 2015.  Specifically, employee compensation increased by $61,000 while depreciation increased by $19,000 from the first half of 2015 to the comparable period in 2016.

Other Expenses

We paid approximately $65,000 in interest on our bank debt in the first six months of 2016, compared to approximately $79,000 in the first six months of 2015.  We recorded approximately $3,100 in interest income on our cash balances in the six months ended June 30, 2016 compared to approximately $1,800 in the six months ended June 30, 2015.  We recorded income of $5,300 for currency fluctuations in the first half of 2016.  Comparatively, in the first half of 2015, we recorded income of $5,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from $64.6 million at year-end 2015 to $66.6 million at June 30, 2016.  Total stockholders’ equity was unchanged at $51.0 million at December 31, 2015 and June 30, 2016, with $3.7 million of treasury stock purchases offset by our net income earned in the first half of 2016.  Our current ratio increased from 5.7 at December 31, 2015 to 6.3 at June 30, 2016 due primarily to the reduction in accrued liabilities for bonuses paid in the first half of 2016.

As of June 30, 2016, our investment in inventory increased $2.7 million from year-end 2015.  Inventory turnover reached an annualized rate of 2.3 times during the first half of 2016, down from 2.5 times for the first half of 2015.  Inventory turnover was 2.5 times for all of 2015.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was approximately $552,000 at June 30, 2016, down $1,000 from $553,000 at year-end 2015.  The average days to collect accounts decreased to 36 days for the first half of 2016, a slight improvement from the average days to collect accounts in the first half of 2015 of 37 days.  We are continually monitoring our customer accounts very closely in order to minimize the risk of uncollectible accounts.

Accounts payable decreased approximately $590,000 to $1.4 million at June 30, 2016 compared to $2.0 million at year-end 2015 due to timing of payments. Accrued expenses decreased from $6.0 million at December 31, 2015 to $5.0 million at June 30, 2016.  The payment of the 2015 manager bonuses during the first half of 2016 primarily accounted for the reduction.

During the first half of 2016, cash flow used in operating activities was approximately $200,000, composed of net income of $3.3 million, plus $832,000 of depreciation and amortization, plus $256,000 of foreign currency translation, offset by the increase in inventory and decrease in accounts payable and accrued expenses totaling $4.4 million.

By comparison, during the first half of 2015, cash flow provided by operating activities was approximately $5.1 million.  Net income of approximately $3.0 million, depreciation and amortization expense of approximately $800,000, and the increase in accrued expenses of $1.3 million accounted for the operating cash provided during the first half of 2015.

Cash flow used in investing activities totaled approximately $871,000 and $1.1 million in the first six months of 2016 and 2015, respectively, consisting primarily of the purchase of store fixtures, factory equipment, and computer equipment.

Cash flow used in financing activities totaled $22,000 in the first half of 2016, compared to $3.8 million in the first half of 2015.  In 2016, we purchased $3.7 million of treasury stock, funded primarily through drawdowns on our line of credit with BOKF.  We also made a scheduled payment on our capital lease obligation for $6,710.  In 2015, cash used consisted primarily of debt repayments.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	109,097	6.94
May 1 – May 31	6,962	6.92
June 1 – June 30	-	-
Total (1)	116,059	$6.94	116,059	150,793

(1)
Represents shares purchased through a stock repurchase program, announced on August 10, 2015, permitting us to repurchase up to 1.2 million shares of our common stock at prevailing market prices.  On June 7, 2016, this program was amended to increase the number of shares from 1.2 million to 2.2 million and extend the termination date from August 9, 2016 to August 9, 2017.  Purchases under the program commenced on August 24, 2015 and will terminate on August 9, 2017.

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

*31.1	13a-14(a) or 15d-14(a) Certification by Shannon L. Greene, Chief Executive Officer.
*31.2	13a-14(a) or 15d-14(a) Certification by Shannon L. Greene, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Labels Document.
101.PRE	XBRL Taxonomy Extension Presentation Document.
____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 15, 2016	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Executive Officer and
Chief Financial Officer and Treasurer (Chief Accounting Officer)