Form 10-Q
period 2016-09-30
TANDY LEATHER FACTORY INC
filed 2016-11-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 11, 2016
Common Stock, par value $0.0024 per share	9,266,496

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
ASSETS
CURRENT ASSETS:
Cash	$11,448,638	$10,962,615
Accounts receivable-trade, net of allowance for doubtful accounts
of $75 and $1,746 in 2016 and 2015, respectively	513,591	553,206
Inventory	37,122,297	33,584,539
Prepaid income taxes	1,237,306	549,277
Deferred income taxes	359,802	326,830
Prepaid expenses	1,852,230	1,514,887
Other current assets	16,261	70,197
Total current assets	52,550,125	47,561,551

PROPERTY AND EQUIPMENT, at cost	25,394,850	23,992,208
Less accumulated depreciation and amortization	(9,460,904)	(8,297,155)
	15,933,946	15,695,053

GOODWILL	958,630	953,356
OTHER INTANGIBLES, net of accumulated amortization of approximately
$708,000 and $702,000 in 2016 and 2015, respectively	21,284	27,282
OTHER assets	334,778	329,684
TOTAL ASSETS	$69,798,763	$64,566,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,981,879	$1,983,376
Accrued expenses and other liabilities	6,528,527	6,045,552
Current maturities of capital lease obligations	72,686	72,686
Current maturities of long-term debt	153,578	231,952
Total current liabilities	8,736,670	8,333,566

DEFERRED INCOME TAXES	1,753,698	1,702,515

LONG-TERM DEBT, net of current maturities	7,218,151	3,479,273
CAPITAL LEASE OBLIGATIONS, net of current maturities	72,687	79,396
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,309,326 and 11,275,641 shares issued at 2016 and 2015, respectively;
9,266,496 and 9,753,293 shares outstanding at 2016 and 2015, respectively	27,142	27,062
Paid-in capital	6,324,995	6,168,489
Retained earnings	57,409,496	53,067,234
Treasury stock at cost (2,042,830 and 1,522,348 shares at 2016 and 2015, respectively)	(10,278,584)	(6,602,930)
Accumulated other comprehensive income	(1,465,492)	(1,687,679)
Total stockholders’ equity	52,017,557	50,972,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,798,763	$64,566,926

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015

	THREE MONTHS		NINE MONTHS
	2016	2015	2016	2015
NET SALES	$18,628,362	$19,355,937	$58,823,494	$59,918,229

COST OF SALES	6,983,491	7,523,240	21,630,087	22,688,223

Gross profit	11,644,871	11,832,697	37,193,407	37,230,006

OPERATING EXPENSES	10,104,812	9,972,946	30,451,667	30,647,532

INCOME FROM OPERATIONS	1,540,059	1,859,751	6,741,740	6,582,474

OTHER INCOME (EXPENSE):
Interest expense	(43,493)	(228,235)	(108,949)	(307,160)
Other, net	3,570	38,320	26,965	68,070
Total other income (expense)	(39,923)	(189,915)	(81,984)	(239,090)

INCOME BEFORE INCOME TAXES	1,500,136	1,669,836	6,659,756	6,343,384

PROVISION FOR INCOME TAXES	499,786	558,492	2,317,494	2,279,737

NET INCOME	$1,000,350	$1,111,344	$4,342,262	$4,063,647

NET INCOME PER COMMON SHARE:
Basic	$0.11	$0.11	$0.46	$0.40
Diluted	$0.11	$0.11	$0.46	$0.40

Weighted Average Number of Shares Outstanding:
Basic	9,188,483	10,175,650	9,341,364	10,199,841
Diluted	9,206,382	10,199,092	9,359,405	10,226,877

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015

	THREE MONTHS		NINE MONTHS
	2016	2015	2016	2015
NET INCOME	$1,000,350	$1,111,344	$4,342,262	$4,063,647

Foreign currency translation adjustments	(32,566)	(794,904)	222,187	(961,471)

COMPREHENSIVE INCOME	$967,784	$316,440	$4,564,449	$3,102,176

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,342,262	$4,063,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,273,078	1,163,116
(Gain) loss on disposal or abandonment of assets	(6,306)	25,782
Non-cash stock-based compensation	156,586	106,569
Deferred income taxes	18,211	(67,646)
Foreign currency translation	236,139	(882,354)
Net changes in assets and liabilities:
Accounts receivable-trade, net	39,615	40,042
Inventory	(3,537,758)	(2,182,520)
Prepaid expenses	(492,234)	(310,400)
Other current assets	53,936	(91,331)
Accounts payable-trade	(1,497)	1,242,840
Accrued expenses and other liabilities	482,975	1,002,238
Income taxes payable	(688,029)	(531,754)
Total adjustments	(2,465,284)	(485,418)
Net cash provided by operating activities	1,876,978	3,578,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,385,431)	(1,339,098)
Proceeds from sale of assets	26,703	11,372
Purchase of intangible assets	-	(10,000)
(Increase) in other assets	(10,368)	(2,902)
Net cash used in investing activities	(1,369,096)	(1,340,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in revolving credit loans	-	(3,500,000)
Proceeds from notes payable and long-term debt	3,660,505	3,711,224
Payments on notes payable and long-term debt	-	(2,143,125)
Payments on capital lease obligations	(6,710)	-
Repurchase of common stock (treasury stock)	(3,675,654)	(3,708,862)
Proceeds from issuance of common stock	-	9,920
Net cash used in financing activities	(21,859)	(5,630,843)

NET CHANGE IN CASH	486,023	(3,393,242)

CASH, beginning of period	10,962,615	10,636,530

CASH, end of period	$11,448,638	$7,243,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$ 108,949	$ 307,160
Income tax paid during the period	$3,005,523	$2,883,552

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2014	10,245,534	$26,984	$6,013,325	$(2,894,068)	$46,664,829	$(688,058)	$49,123,012

Shares issued – stock option exercise	2,000	5	9,915	-	-	-	9,920
Stock-based compensation	34,484	73	106,496	-	-	-	106,569
Purchase of treasury stock	(528,725)	-	-	(3,708,862)	-	-	(3,708,862)
Net income	-	-	-	-	4,063,647	-	4,063,647
Translation adjustment	-	-	-	-	-	(961,471)	(961,471)
BALANCE, September 30, 2015	9,753,293	$27,062	$6,129,736	$(6,602,930)	$50,728,476	$(1,649,529)	$48,632,815

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2015	9,753,293	$27,062	$6,168,489	$(6,602,930)	$53,067,234	$(1,687,679)	$50,972,176

Purchase of treasury stock	(520,482)	-	-	(3,675,654)	-	-	(3,675,654)
Stock-based compensation	33,685	80	156,506	-	-	-	156,586
Net income	-	-	-	-	4,342,262	-	4,342,262
Translation adjustment	-	-	-	-	-	222,187	222,187
BALANCE, September 30, 2016	9,266,496	$27,142	$6,324,995	$(10,278,584)	$57,409,496	$(1,465,492)	$52,017,557

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2016 and December 31, 2015, and its results of operations and cash flows for the three and nine-month periods ended September 30, 2016 and 2015.  Operating results for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The components of inventory consist of the following:

	As of
	September 30, 2016	December 31, 2015
Inventory on hand:
Finished goods held for sale	$33,996,794	$30,487,764
Raw materials and work in process	1,297,711	1,284,567
Inventory in transit	1,827,792	1,812,208
	$37,122,297	$33,584,539

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2015, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first nine months of 2016.

A summary of changes in our goodwill for the periods ended September 30, 2016 and 2015 is as follows:

	Leather Factory	Tandy Leather	Total
Balance, January 1, 2015	$588,380	$383,406	$971,786
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	(15,202)	-	(15,202)
Impairments	-	-	-
Balance, September 30, 2015	$573,178	$383,406	$956,584
	Leather Factory	Tandy Leather	Total
Balance, January 1, 2016	$569,950	$383,406	$953,356
Acquisitions and adjustments	-	-	-
Foreign exchange gain/loss	5,274	-	5,274
Impairments	-	-	-
Balance, September 30, 2016	$575,224	$383,406	$958,630

Other intangibles consist of the following:

	As of September 30, 2016			As of December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$545,085	$ 9,284	$554,369	$544,504	$9,865
Non-Compete Agreements	174,665	162,665	12,000	174,665	157,248	17,417
	$729,034	$707,750	$21,284	$729,034	$701,752	$27,282

We recorded amortization expense of $5,998 during the first nine months of 2016 compared to $34,001 during the same period of 2015.  All of our intangible assets are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

	Leather Factory	Tandy Leather	Total
2016	$ 27	$ 667	$ 694
2017	90	1,667	1,757
2018	-	1,417	1,417
2019	-	666	666
2020	-	666	666
Thereafter	$ -	$6,084	$6,084

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

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory”, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”), thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early application is permitted. We do not expect that the adoption of this guidance will have a significant impact on our consolidated financial statements or disclosures.

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

2.  NOTES PAYABLE AND LONG-TERM DEBT

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA dba Bank of Texas (“BOKF”), which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 25, 2016, this line of credit was amended to extend the maturity from September 18, 2017 to September 18, 2018.  The Business Loan Agreement contains covenants that we will maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1, and that we will maintain a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly and are based on a trailing four quarter basis.

Also on September 18, 2015, we executed a Promissory Note with BOKF, which provides us with a line of credit facility of up to $10,000,000 for the purpose of purchasing our common stock.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the purchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  During this time period, we will make monthly interest-only payments. At the end of this time period, the principal balance will be rolled into a 4-year term note.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  During the nine months ended September 30, 2016, we drew approximately $3.7 million on this line of credit which was used to purchase approximately 520,500 shares of our common stock.  At September 30, 2016, the unused portion of the line of credit was approximately $7.6 million.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.382% and 2.263% at September 30, 2016 and December 31, 2015, respectively).

On July 31, 2007, we entered into a Credit Agreement and Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a credit facility of up to $5,500,000 to facilitate our purchase of real estate consisting of a 191,000 square foot building situated on 30 acres of land located at 1900 SE Loop 820 in Fort Worth, Texas.  Proceeds in the amount of $4,050,000 were used to fund the purchase of the property that is our corporate headquarters.  On April 30, 2008, the principal balance was rolled into a 10-year term note with an interest rate of 7.10% per annum.  We paid this note in full in September 2015 and as a result of the early payoff, we incurred a prepayment penalty in the amount of $200,000 which was included in interest expense in the third quarter of 2015.

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., pursuant to which the bank agreed to provide us with a revolving credit facility of up to $4 million, which was subsequently increased to $6 million.  The note expired on September 30, 2015.  There was no balance owed on the line of credit at the expiration date.

The amount outstanding under the above agreements consisted of the following:

	September 30, 2016	December 31, 2015
Business Loan Agreement with BOKF, NA – collateralized by real estate; payable as follows:
Line of Credit Note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2021	$7,371,729	$3,711,225

Line of Credit Note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2018	-	-
	$7,371,729	$3,711,225
Less current maturities	153,578	231,952
	$7,218,151	$3,479,273

We lease certain telecommunication equipment under a capital lease agreement.  The assets subject to the agreement totaled $227,783, of which $177,043 and $22,152 are included in Property and Equipment at September 30, 2016 and December 31, 2015, respectively, and $50,176 and $205,631 is included in Prepaid Equipment (not placed in service) as of September 30, 2016 and December 31, 2015.  Accumulated depreciation on the assets placed in service was $22,130 and $264 at September 30, 2016 and December 31, 2015, respectively.  Amortization of the capitalized cost is charged to depreciation expense.

The amounts outstanding under capital lease obligations consisted of the following:

	September 30, 2016	December 31, 2015
Capital Lease secured by certain telecommunication equipment – total annual principal payments of $72,686, 1.8% interest, maturing January 2018	$149,250	$156,271
Less amount representing interest	3,877	4,189
Total obligation under capital lease	145,373	152,082
Less current maturities	72,686	72,686
	$72,687	$79,396

4.   STOCK-BASED COMPENSATION

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Under this plan, no options were awarded to directors during the nine months ended September 30, 2016 and 2015 and therefore, no share based compensation expense was recorded for those periods.

During the nine months ended September 30, 2016 and 2015, the stock option activity under our stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	$5.17	68,400
Granted	-	-
Cancelled	(5.30)	(12,000)
Exercised	-	-
Outstanding, September 30, 2016	$6.27	56,400	4.47	$70,545
Exercisable, September 30, 2016	$6.27	56,400	4.47	$70,545

Outstanding, January 1, 2015	$5.16	72,400
Granted	-	-
Cancelled	(4.96)	(2,000)
Exercised	(4.96)	(2,000)
Outstanding, September 30, 2015	$5.17	68,400	5.70	$83,933
Exercisable, September 30, 2015	$5.17	68,400	5.70	$83,933

Other information pertaining to option activity during the nine-month periods ended September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Weighted average grant-date fair value of stock options granted	N/A	N/A
Total fair value of stock options vested	N/A	N/A
Total intrinsic value of stock options exercised	N/A	$2,953

There was no unrecognized compensation cost pertaining to stock option grants as of September 30, 2016 and 2015.

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

A summary of the activity for non-vested restricted common stock awards as of September 30, 2016 and 2015 is presented below:

	Shares	Award Fair Value
Balance, January 1, 2016	60,433	$8.97
Granted	33,685	$7.14
Forfeited	(8,187)	8.97
Vested	(20,784)	$8.97
Unvested Balance, September 30, 2016	65,147	$8.03

Balance, January 1, 2015	34,601	$8.96
Granted	34,484	$8.99
Forfeited	-	-
Vested	(8,652)	$8.96
Unvested Balance, September 30, 2015	60,433	$8.97

Total unrecognized compensation expense for the non-vested restricted stock awards as of September 30, 2016 and 2015 totals $417,326 and, $445,650, respectively.  As of September 30, 2016, compensation expense is expected to be recognized as follows:

	2016 Award	2015 Award	2014 Award	Total
2016	$15,032	$14,126	$14,127	$43,285
2017	60,128	56,502	56,506	173,136
2018	60,128	56,502	7,063	123,693
2019	60,128	7,063	-	67,191
2020	10,021	-	-	10,021
	$205,437	$134,193	$77,696	$417,326

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,000,350	$1,111,344	$4,342,262	$4,063,647
Numerator for basic and diluted earnings per share	1,000,350	1,111,344	4,342,262	4,063,647
Denominator:
Weighted-average shares outstanding-basic	9,188,483	10,175,650	9,341,364	10,199,841

Effect of dilutive securities:
Stock options	16,933	23,442	17,279	27,036
Restricted stock	966	-	762	-
Dilutive potential common shares	17,899	23,442	18,041	27,036
Denominator for diluted earnings per share- weighted-average shares	9,206,382	10,199,092	9,359,405	10,226,877

Basic earnings per share	$0.11	$0.11	$0.46	$0.40
Diluted earnings per share	$0.11	$0.11	$0.46	$0.40

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 121,562 and 130,833 shares of common stock have been included in the computations of diluted EPS for the quarters ended September 30, 2016 and 2015, respectively.

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

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the quarter ended September 30, 2016
Net sales	$5,625,427	$12,119,703	$883,232	$18,628,362
Gross profit	3,798,569	7,325,700	520,602	11,644,871
Operating earnings (loss)	468,589	1,120,482	(49,012)	1,540,059
Interest (expense)	(43,493)	-	-	(43,493)
Other income (expense), net	7,052	-	(3,482)	3,570
Income (loss) before income taxes	432,148	1,120,482	(52,494)	1,500,136

Depreciation and amortization	245,381	173,710	22,194	441,285
Fixed asset additions	179,469	305,878	2,077	487,424
Total assets	$49,897,968	$16,062,997	$3,837,798	$69,798,763

For the quarter ended September 30, 2015
Net sales	$6,114,793	$12,328,599	$912,545	$19,355,937
Gross profit	4,180,181	7,118,111	534,405	11,832,697
Operating earnings	682,461	1,122,222	55,068	1,859,751
Interest expense	(228,235)	-	-	(228,235)
Other income (expense), net	9,408	-	28,912	38,320
Income before income taxes	463,634	1,122,222	83,980	1,669,836

Depreciation and amortization	200,147	141,582	11,931	353,660
Fixed asset additions	122,549	124,502	3,816	250,867
Total assets	$40,209,669	$18,113,696	$4,277,115	$62,600,480

	Wholesale Leathercraft	Retail Leathercraft	Int’l Leathercraft	Total
For the nine months ended September 30, 2016
Net sales	$18,187,330	$37,856,229	$2,779,935	$58,823,494
Gross profit	12,977,737	22,386,652	1,829,018	37,193,407
Operating earnings	3,143,151	3,501,441	97,148	6,741,740
Interest (expense)	(108,949)	-	-	(108,949)
Other income (expense), net	21,784	-	5,181	26,965
Income before income taxes	3,055,986	3,501,441	102,329	6,659,756

Depreciation and amortization	709,370	477,620	86,088	1,273,078
Fixed asset additions	764,460	565,986	54,985	1,385,431
Total assets	$49,897,968	$16,062,997	$3,837,798	$69,798,763

For the nine months ended September 30, 2015
Net sales	$19,234,375	$37,970,423	$2,713,431	$59,918,229
Gross profit	13,076,723	22,512,736	1,640,547	37,230,006
Operating earnings	2,602,868	3,862,343	117,263	6,582,474
Interest expense	(307,160)	-	-	(307,160)
Other income (expense), net	46,570	-	21,500	68,070
Income before income taxes	2,342,278	3,862,343	138,763	6,343,384

Depreciation and amortization	714,401	412,179	36,536	1,163,116
Fixed asset additions	706,995	608,817	23,286	1,339,098
Total assets	$40,209,669	$18,113,696	$4,277,115	$62,600,480

Net sales for geographic areas were as follows:

Three months ended September 30,	2016	2015
United States	$15,955,084	$16,558,873
Canada	1,597,652	1,693,958
All other countries	1,075,626	1,103,106
	$18,628,362	$19,355,937

Nine months ended September 30,	2016	2015
United States	$50,293,346	$51,144,236
Canada	5,085,955	5,432,724
All other countries	3,444,193	3,341,269
	$58,823,494	$59,918,229

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three and nine-month periods ended September 30, 2016 and 2015.  We do not have any significant long-lived assets outside of the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer and wholesale distributor of leather and leathercraft related items.  We market our products to our growing list of customers through company-owned retail and wholesale stores.  We are a Delaware corporation, and our common stock trades on the NASDAQ Global Market under the symbol “TLF.”  We operate our business in three segments:  Wholesale Leathercraft, which operates stores in North America under the trade name, The Leather Factory, Retail Leathercraft, which operates stores in North America under the trade name, Tandy Leather Company, and International Leathercraft, which operates stores outside of North America under the trade name, Tandy Leather Factory.  See Note 7 to the Consolidated Financial Statements for additional information concerning our segments, as well as our foreign operations.

Our Wholesale Leathercraft segment operates 27 company-owned wholesale stores in 18 states and three Canadian provinces.  These stores are engaged primarily in the distribution of leather and related items, including leatherworking tools, buckles and belt adornments, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits, to retailers, manufacturers, and end users.

Our Retail Leathercraft segment operates company-owned Tandy Leather Company stores in 38 states and six Canadian provinces.  Tandy Leather Company, one of the best-known suppliers of leather and related supplies used in the leathercraft industry, has been a primary leathercraft resource for decades.  Tandy Leather Company’s products include quality tools, leather, accessories, kits and teaching materials.  In 2002, we began expanding our industry presence by opening stores.  As of November 11, 2016, we were operating 82 Tandy Leather Company stores located throughout North America with plans to open several more new stores in the near term.

Our International Leathercraft segment operates 4 company-owned stores, all located outside of North America.  These stores operate as combination retail / wholesale stores and consist of one store in Northampton, United Kingdom; one store in Manchester, United Kingdom; one store in Sydney, Australia, and one store in Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new stores in 2016 or 2017.

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
.
Results of Operations

Three Months Ended September 30, 2016 and 2015

The following tables present selected financial data of each of our three segments:

	Quarter Ended September 30, 2016		Quarter Ended September 30, 2015
	Sales	Income from Operations	Sales	Income from Operations
Wholesale Leathercraft	$5,625,427	$468,589	$6,114,793	$682,461
Retail Leathercraft	12,119,703	1,120,482	12,328,599	1,122,222
Int’l Leathercraft	883,232	(49,012)	912,545	55,068
Total Operations	$18,628,362	$1,540,059	$19,355,937	$1,859,751

Consolidated net sales for the quarter ended September 30, 2016 decreased approximately $728,000, or 3.8%, compared to the same period in 2015.  Wholesale Leathercraft, Retail Leathercraft and International Leathercraft reported sales decreases of 8%, 2%, and 3%, respectively.  Income from operations on a consolidated basis for the quarter ended September 30, 2016 decreased 17%, or approximately $320,000, from the third quarter of 2015 due to the decrease in sales and gross profit and an increase in operating expenses.

The following table shows in comparative form our consolidated net income for the third quarter:

	2016	2015	% change
Net income	$1,000,350	$1,111,344	(10)%

Our Wholesale and Retail Leathercraft segments were profitable in the third quarter of 2016, offsetting the loss from our International Leathercraft segment.    Additional information follows for each segment.

Wholesale Leathercraft

Our Wholesale Leathercraft operation consists of 27 wholesale stores (one store closed in April 2016). Net sales decreased 8%, or approximately $489,000, for the third quarter of 2016 compared to the third quarter of 2015 as follows:

	# Stores	Qtr Ended 09/30/16	# Stores	Qtr Ended 09/30/15	$ Change	% Change
Same store sales	27	$5,625,427	27	$5,958,309	($332,882)	(5.6)%
Closed store sales	-	-	1	156,484	(156,484)	(100)%
Total sales		$5,625,427		$6,114,793	$(489,366)	(8.0)%

The following table presents the combined sales mix by customer categories:

	Quarter ended
Customer Group	09/30/16	09/30/15
RETAIL (end users, consumers, individuals)	45%	46%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	46%	44%
MANUFACTURERS	6%	7%
	100%	100%

Sales were down across all customer groups.  Income from operations for Wholesale Leathercraft during the current quarter decreased by 31.3% or $214,000 from the comparative 2015 quarter.  A decrease in gross profit of $382,000, offset by a decrease in operating expenses of $168,000, contributed to the decrease in income from operations.  Gross profit as a percentage of sales decreased from 68.4% in the third quarter of 2015 to 67.5% in the third quarter of 2016, due to customer and product mix.  Operating expenses decreased 4.8% compared to last year’s comparable period.  The most significant expense decreases occurred in advertising, other outside services, repairs and maintenance, and store relocation expenses.

Retail Leathercraft

Our Retail Leathercraft operation consisted of 81 and 82 stores at September 30, 2016 and 2015, respectively.  Net sales decreased 1.7% for the third quarter of 2016 over the same quarter last year.  In March 2016, one new store was opened in Nyack, NY and one store was closed in Tucson, AZ.  In April 2016, one store was closed in Allentown, PA.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/16	# Stores	Qtr Ended 09/30/15	$ Change	% Change
Same store sales	80	$11,836,141	80	$11,975,960	($139,819)	(1.2%)
New store sales	1	283,562	-	-	283,562	N/A
Closed store sales	2	-	2	352,639	(352,639)	(100%)
Total sales		$12,119,703		$12,328,599	($208,896)	(1.7%)

The following table presents sales mix by customer categories for our Retail Leathercraft operation:

	Quarter ended
Customer Group	09/30/16	09/30/15
RETAIL (end users, consumers, individuals)	56%	56%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	38%	39%
MANUFACTURERS	3%	2%
	100%	100%

Sales to our institution and manufacturer customer groups increased over the third quarter of 2015, while sales to our retail and wholesale customer group declined relative to the same period last year.  Income from operations decreased approximately $1,700, or 0.2%, in the quarter ended September 30, 2016 from the comparative 2015 quarter due to an increase in operating expenses, offset mostly by an increase in gross profit.  Our gross profit increased by approximately $208,000 from the comparable 2015 quarter due to higher portion of sales to our retail customers versus wholesale customers.  Operating expenses as a percentage of sales increased from 48.6% in the third quarter of 2015 to 51.2% in the third quarter of 2016.  The increase in operating expenses of approximately $209,000 in the third quarter of 2016 compared to the same quarter of 2015 was caused by higher personnel costs, rent and utilities, and depreciation.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2016, the segment contained four stores, two of which are located in United Kingdom (one of which opened in October 2015) and one each in Australia and Spain.  This segment’s sales totaled $883,000 for the third quarter of 2016, compared to $913,000 in the third quarter of 2015, a decrease of 3.2%.

	# Stores	Qtr Ended 09/30/16	# Stores	Qtr Ended 09/30/15	$ Change	% Change
Same store sales	3	$749,161	3	$912,545	($163,384)	(17.9%)
New store sales	1	134,071	-	-	134,071	N/A
Total sales		$883,232		$912,545	($29,313)	(3.2)%

We experienced a $49,012 loss from operations for the third quarter of 2016 compared to income from operations of $55,068 for the same period in 2015 due to the decrease in sales and gross profit and an increase in operating expenses.  Our gross profit margin increased slightly from 58.6% in 2015 to 58.9% in 2016, while operating expenses increased by $90,000.  Operating expenses totaled $569,000 in the third quarter of 2016, up from $479,000 in the third quarter of 2015, primarily due to the new store that opened in October 2015.  Advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid approximately $43,000 in interest on our bank debt in the third quarter of 2016, compared to $228,000 in the same quarter of 2015.  The decrease is due to the 2015 period having a prepayment penalty of $200,000 paid in the third quarter of 2015, resulting from the early payoff of the debt with JPMorgan Chase Bank. We recorded a loss of approximately $3,600 for currency fluctuations in the third quarter of 2016.  Comparatively, in the third quarter of 2015, we recorded income of approximately $29,000 for currency fluctuations.

Nine Months Ended September 30, 2016 and 2015

The following table presents selected financial data of each of our three segments:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Sales	Operating Income	Sales	Operating Income
Wholesale Leathercraft	$18,187,330	$3,143,151	$19,234,375	$2,602,868
Retail Leathercraft	37,856,229	3,501,441	37,970,423	3,862,343
Inter’l Leathercraft	2,779,935	97,148	2,713,431	117,263
Total Operations	$58,823,494	$6,741,740	$59,918,229	$6,582,474

Consolidated net sales for the nine months ended September 30, 2016 were down 1.8% compared to the same period in 2015, decreasing approximately $1,095,000.  The sales decline was primarily due to the Wholesale Leathercraft segment’s sales decrease of $1,047,000 and the Retail Leathercraft segment’s $114,000 sales decrease, offset by a sales increase of $66,000 in International Leathercraft.  Operating income on a consolidated basis for the nine months ended September 30, 2016 increased approximately $159,000, or 2%, compared to the first nine months of 2015.

The following table shows in comparative form our consolidated net income for the first three quarters:

	2016	2015	% change
Net income	$4,342,262	$4,063,647	6.9%

Wholesale Leathercraft

Net sales decreased 5.4%, or approximately $1,047,000, for the first three quarters of 2016 as follows:
	# Stores	Nine Months Ended 09/30/16	# Stores	Nine Months Ended 09/30/15	$ Change	% Change
Same store sales	27	$17,998,925	27	$18,739,934	($741,009)	(4.0)%
Closed store sales	1	188,405	1	494,441	(306,036)	(61.9)%
Total sales		$18,187,330		$19,234,375	($1,047,045)	(5.4)%

The following table presents the combined sales mix by customer categories:

	Nine Months Ended
Customer Group	09/30/16	09/30/15
RETAIL (end users, consumers, individuals)	46%	46%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	44%	44%
MANUFACTURERS	7%	7%
	100%	100%

Operating income for Wholesale Leathercraft for the first three quarters of 2016 increased by approximately $540,000 from the comparative 2015 period, or 21%, due to an improvement in gross profit and a decrease operating expenses.  For the first nine months, gross profit margin improved from 68.0% in 2015 to 71.4% in 2016.  Further, operating expenses decreased approximately $639,000 for the first nine months of 2016, decreasing to 54.1% of sales compared to 54.5% of sales in the first nine months of 2015.  The most significant expense decrease occurred in advertising, store relocations, and other outside services.

Retail Leathercraft

Net sales were down 0.3% for the first nine months of 2016 over the same period last year:

	# Stores	Nine Months Ended 09/30/16	# Stores	Nine Months Ended 09/30/15	$ Change	% Change
Same store sales	80	$36,864,480	80	$36,934,411	($ 69,931)	(0.2%)
New store sales	1	622,336	-	-	622,336	N/A
Closed store sales	2	369,413	2	1,036,012	(666,599)	(64.3%)
Total sales		$37,856,229		$37,970,423	($114,194)	(0.3%)

The following table presents sales mix by customer categories:

	Nine Months Ended
Customer Group	09/30/16	09/30/15
RETAIL (end users, consumers, individuals)	56%	56%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	38%	38%
MANUFACTURERS	3%	3%
	100%	100%

The retail stores averaged approximately $51,200 in sales per month in the first nine months of 2016 compared to $51,300 for the same period in 2015.

Operating income for the first nine months of 2016 decreased approximately $361,000 from the comparative 2015 period, decreasing as a percentage of sales from 10.2% in the first three quarters of 2015 to 9.3% in the first three quarters of 2016.  Gross margin decreased minimally from 59.3% to 59.1% due to customer and product mix.  The ratio of retail sales, which brings a higher margin, to non-retail sales, which brings a lower margin, can affect gross profit margin positively or negatively.  Similarly, the ratio of leather sales, which brings a lower margin, to non-leather sales, which brings a higher margin, can cause gross profit to rise or fall. Operating expenses as a percentage of sales were 49.9% for the first nine months of 2016, increasing from 49.1% for the first three quarters of 2015.

International Leathercraft

Net sales improved 2.5% for the first nine months of 2016 over the same period last year:

	# Stores	Nine Months Ended 09/30/16	# Stores	Nine Months Ended 09/30/15	$ Change	% Change
Same store sales	3	$2,346,662	3	$2,713,431	$(336,769)	(13.5)%
New store sales	1	433,273	-	-	433,273	N/A
Total sales		$2,779,935		$2,713,431	$ 66,504	2.5%

Operating income for the first nine months of 2016 decreased approximately $20,000 from the comparative 2015 period due to higher operating expenses of $208,000, offset by an increase in gross profit of $188,000.  Gross profit margin as a percentage of sales increased from 60.5% in the first three quarters of 2015 to 65.8% in the first three quarters of 2016.  Operating expenses totaled approximately $1.7 million in the first nine months of 2016, compared to $1.5 million in the first nine months of 2015.  The increase in operating expenses primarily relates to the new store that opened in October 2015.

Other Expenses

We paid approximately $109,000 in interest on our bank debt in the first nine months of 2016, compared to approximately $307,000 in the first nine months of 2015.  The decrease is due to the one-time prepayment penalty paid in 2015 when we paid off our debt with JPMorgan Chase Bank early. We recorded approximately $3,600 in interest income on our cash balances in the nine months ended September 30, 2016 compared to approximately $2,900 in the nine months ended September 30, 2015.  We recorded income of $1,700 for currency fluctuations in the first three quarters of 2016.  Comparatively, in the first three quarters of 2015, we recorded income of approximately $34,000 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On our consolidated balance sheet, total assets increased from approximately $64.6 million at year-end 2015 to approximately $69.8 million at September 30, 2016.  Total stockholders’ equity increased from approximately $51.0 million at December 31, 2015 to approximately $52.0 million at September 30, 2016, with the increase attributable to net income earned in the first three quarters of 2016, partially offset by the increase in treasury stock.  Our current ratio increased from 5.7 at December 31, 2015 to 6.0 at September 30, 2016 due primarily to the increase in cash and inventory from year-end 2015 and the reduction in current maturities of long-term debt.

As of September 30, 2016, our investment in inventory increased by approximately $3.5 million from year-end 2015.  Inventory turnover reached an annualized rate of 2.2 times during the first three quarters of 2016, down from 2.4 in the first three quarters of 2015.  Inventory turnover was 2.5 times for all of 2015.  We compute our inventory turns as sales divided by average inventory.

Trade accounts receivable was approximately $514,000 at September 30, 2016, down approximately $39,000 from approximately $553,000 at year-end 2015.  The average days to collect accounts for the first nine months of 2016 were 33 days, which is similar to that achieved in the first nine months of 2015.  We monitor our customer accounts closely in an effort to minimize the risk of uncollectible accounts.

Accounts payable was relatively flat at approximately $2.0 million at both September 30, 2016 and December 31, 2015.  Accrued expenses increased from approximately $6.0 million at December 31, 2015 to approximately $6.5 million at September 30, 2016, primarily due to an increase in accrued payroll.

During the first nine months of 2016, cash flow provided by operating activities was approximately $1.9 million.  Net income of approximately $4.3 million, depreciation and amortization expense of approximately $1.3 million, offset by the increase in inventory of $3.5 million accounts for the operating cash provided during the first three quarters of 2016.

By comparison, during the first nine months of 2015, cash flow provided by operating activities was approximately $3.6 million.  Net income of approximately $4.1 million, depreciation and amortization expense of approximately $1.2 million, the increase in Accounts Payable and Accrued Expenses totaling $2.2 million, offset by the decrease in inventory of $2.2 million and $0.9 million of foreign currency translation accounts for the operating cash provided during the first three quarters of 2015.

Cash flow used in investing activities totaled approximately $1.4 million in the first nine months of 2016, compared to $1.3 million in the first nine months of 2015.  Both periods’ capital expenditures are primarily for the purchase of store fixtures and computer equipment.

Cash flow used in financing activities totaled $22,000 in the first nine months of 2016, consisting of $3.7 million of treasury stock purchases, funded primarily through drawdowns on our line of credit with BOKF. Cash flow used in financing activities totaled approximately $5.6 million in the first nine months of 2015, consisting of net debt repayments and the repurchase of our stock.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	-	-	-	1,150,793
August 1- August 31	-	-	-	1,150,793
September 1 – September 30	-	-	-	1,150,793
Total	-	-	-	1,150,793

(1)
Represents shares purchased through a stock repurchase program, announced on August 10, 2015, permitting us to repurchase up to 1.2 million shares of our common stock at prevailing market prices.  On June 7, 2016, this program was amended to increase the number of shares from 1.2 million to 2.2 million and to extend the termination date from August 9, 2016 to August 9, 2017.  Purchases under the program commenced on August 24, 2015 and will terminate on August 9, 2017.

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

4.1
Rights Agreement, dated as of June 6, 20143, between Tandy Leather Factory, Inc. and Broadridge Corporate Issuer Solutions, inc., as Rights Agent (including the Certificate of Designations of Series A Junior Preferred STock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C), filed as Exhibit 4.1 to Tandy Leather Factory Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013 and incorporate by reference herein.

10.1
$6,000,000 Promissory Note, dated August 25, 2016, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016 and incorporated by reference herein.

10.2
$15,000,000 Promissory Note, dated August 25, 2016, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 14, 2016	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Executive Officer,
Chief Financial Officer and Treasurer (Chief Accounting Officer)