Form 10-K
period 2016-12-31
TANDY LEATHER FACTORY INC
filed 2017-03-27
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
         (Mark One)
        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $49,870,948 at June 30, 2016 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).  At March 22, 2017, there were 9,193,162 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2017, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

The following discussion, as well as other portions of this Annual Report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise), contains forward-looking statements that reflect our plans, estimates and beliefs. Any such forward-looking statements (including, but not limited to, statements to the effect that TLF or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends”, and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read carefully because they and involve risks and uncertainties. Any forward-looking statement speaks only as of the date on which such statement is made. We do not undertake any obligation to update or revise any forward-looking statements. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings, capital expenditures and working capital requirements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we”, “our”, “us”, “our Company”, “the Company”, “TLF”, mean Tandy Leather Factory, Inc, together with its subsidiaries.

General

With $82.9 million of sales in 2016, of which 15% were export sales, we are the leading specialty leathercraft retailer with a wide product breadth and a long history of leathercraft expertise.   Our broad line of leather and related products include leather, leatherworking tools, buckles and adornments for belts, leather dyes and finishes, saddle and tack hardware, and do-it-yourself kits. We also manufacture leather lacing and some of our do-it-yourself kits.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

Our company was founded in 1980 as Midas Leathercraft Tool Company, a Texas corporation, which focused on the distribution of leathercraft tools.  In addition, the founders of Midas entered into a agreement with Brown Group, Inc., a major footwear retailer, to develop a chain of wholesale stores known as "The Leather Factory."  In 1985, Midas purchased the assets related to The Leather Factory stores from Brown Group, Inc., which then consisted of six wholesale stores.  In 1993, we changed our name to The Leather Factory, Inc.  We reincorporated in the state of Delaware in 1994.  In 2005, we changed our name to Tandy Leather Factory, Inc.

Our Development in Recent Years

We have expanded our wholesale store chain by opening new stores and by making numerous acquisitions of small businesses in strategic geographic locations.  In 1996, we expanded into Canada by acquiring our Canadian distributor, The Leather Factory of Canada, Ltd.

Our retail operations began in 2000, when we acquired the operating assets of two subsidiaries of Tandycrafts, Inc. to form Tandy Leather Company.  In 2002, we opened our first retail store under the "Tandy Leather" name.  Since 2002, we have acquired or opened 89 retail locations and closed five retail stores, for a net of 84 retail stores.

We began expanding outside of North America by opening a store in the United Kingdom in 2008, then Australia in 2011 and Spain in 2012.  We opened another store in the United Kingdom in 2015.

At December 31, 2016, we operated 27 stores located in North America operating under the Leather Factory name and 84 stores located in North America operating under the Tandy Leather name, and four combination wholesale and retail stores operating under the Tandy Leather Factory name in the United Kingdom, Australia and Spain.

Tandy Leather Factory, Inc. and our subsidiaries operate in three operating segments as follows:

Segment
Wholesale Leathercraft	24 US stores and 3 Canadian stores
Retail Leathercraft	77 US stores and 7 Canadian stores
International Leathercraft	2 UK stores, 1 Australian store and 1 Spanish store

Store Count and Expansion

The following tables provide store count and expansion information by segment for the last five years:

	Wholesale Leathercraft			Retail Leathercraft			International Leathercraft
Year Ended	Opened	Closed	Total	Opened	Closed	Total	Opened	Closed	Total
2012	-	-	29	1	-	78	1	-	3
2013	-	-	29	3	2	79	-	-	3
2014	-	1	28	3	-	82	-	-	3
2015	-	-	28	-	-	82	1	-	4
2016	-	1*	27	4	2	84	-	-	4
*temporarily closed; reopened in January 2017

Customers

Our stores serve customers through various means including walk-in traffic, phone, mail order, as well as orders generated from our website, www.tandyleather.com.  The location of our stores is selected based on the location of customers, so that delivery time to customers is minimized.  A two-day maximum delivery time for phone, Internet and mail orders is our goal.  We also employ a distinctive marketing tactic in that we maintain an internally-developed target customer mailing list for use in our direct mail advertising campaigns.  We staff our stores with experienced managers whose compensation is tied to the operating profit of the store they manage.  Sales are generated by the selling efforts of the store personnel, combined with our marketing programs, including print, digital, direct mail, community events and trade shows.

No single customer’s purchases represented more than 1/2% of our total sales in 2016.  Sales to our five largest customers represent 1.4%, 1.3% and 1.7% of consolidated sales in 2016, 2015, and 2014, respectively.  Management does not believe the loss of one of these customers would have a significant negative impact on our consolidated operations.

We offer an unconditional satisfaction guarantee to our customers.  Simply stated, we will accept product returns for any reason.  We believe this liberal policy promotes customer loyalty.  We offer credit terms to our non-retail customers upon receipt of a credit application and approval by our credit manager.  Generally, our open accounts are net 30 days.

Merchandise

Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, lace, hand tools, kits, and craft supplies.  We operate a light manufacturing facility in Fort Worth, Texas whose processes generally involve cutting leather into various shapes and patterns using metal dies.  The factory produces approximately 20% of our products and also assembles and repackages products as needed.  Products manufactured in our factory are distributed through our stores under the TejasTM brand name.  We also distribute product under the Tandy LeatherTM, Eco-FloTM, CraftoolTM, and Dr. Jackson'sTM brands.  We develop new products through the ideas and referrals of customers and store personnel as well as the analysis of trends in the market.

Sales by product category were as follows:

Product Category	2016 Sales Mix	2015 Sales Mix	2014 Sales Mix
Belts strips and straps	4%	4%	4%
Books, patterns, videos	1%	2%	2%
Buckles	3%	3%	3%
Conchos^	2%	2%	3%
Craft supplies	2%	2%	2%
Dyes, finishes, glues	7%	7%	7%
Hand tools	18%	16%	17%
Hardware	8%	8%	8%
Kits	6%	6%	6%
Lace	3%	3%	3%
Leather	41%	42%	40%
Stamping tools	5%	5%	5%
	100%	100%	100%
^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

Our Operating Segments

We service our customers primarily through the operation of three segments.  We identify those segments based on management responsibility, customer focus, and store location.  As of March 1, 2017, the Wholesale Leathercraft segment consists of 28 wholesale stores of which 25 are located in the United States and three are located in Canada.  The Retail Leathercraft segment consists of 84 Tandy Leather retail stores, of which 77 are in the United States and seven are in Canada.  Both of these segments sell leather and leathercraft-related products.  The International Leathercraft segment consists of all stores, wholesale or retail, located outside of North America.  As of March 1, 2017, we had four such stores, two located in the United Kingdom, one located in Australia, and one located in Spain.

Information regarding net sales, gross profit, operating income, and total assets, attributable to each of our segments, is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8. Financial Statements and Supplementary Data in Note 12, Segment Information, of our Notes to Consolidated Financial Statements.

Wholesale Leathercraft Segment

The Wholesale Leathercraft operation distributes its broad product line of leather and leathercraft-related products in the United States and Canada through wholesale stores operating under the name, “The Leather Factory”.   This segment had net sales of $25.4 million, $26.8 million and $27.3 million for 2016, 2015, and 2014, respectively.

Wholesale stores range in size from 2,350 square feet to 22,000 square feet, with the average size of a store being approximately 5,000 square feet.    The type of premises utilized for our wholesale stores is generally light industrial office/warehouse space in proximity to a major freeway or with other similar access.  This type of location typically offers lower rents compared to other more retail-oriented locations.

Our Wholesale Leathercraft focuses on the wholesale distribution of leather and related accessories to retailers, manufacturers, and end users.  Our strategy is that a customer can purchase the leather, related accessories and supplies necessary to complete his or her project from a single source.  The size and layout of the stores are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner.  Leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades offered.

Wholesale Leathercraft’s customer base consists of individuals, wholesale distributors, tack and saddle shops, institutions (prisons and prisoners, schools, hospitals), western stores, craft stores and craft store chains, other large volume purchasers, manufacturers, and retailers dispersed geographically throughout the world.  Wholesale sales constitute the majority of our business, although retail customers may purchase products from our wholesale stores.  The Wholesale Leathercraft division’s sales generally do not reflect significant seasonal patterns.  No single customer’s purchases represented more than 2% of this segment’s sales in 2016.

We do not believe there is a significant and immediate opportunity for expansion of the Leather Factory wholesale store system in terms of opening additional locations.

Retail Leathercraft Segment

Our Retail Leathercraft segment consists of a growing chain of retail stores operating under the name, “Tandy Leather.”  Tandy Leather Company, established in 1919 as Hinkley-Tandy Leather Company, is the oldest and one of the best-known suppliers of leather and related supplies used in the leathercraft industry.  This retail segment offers a product line of quality tools, leather, accessories, kits, and teaching materials.   It had net sales of $53.7 million in each of 2016 and 2015 and $51.8 million in 2014.

As of March 1, 2017, the Tandy Leather retail chain has 84 stores located in 38 states and six Canadian provinces.  The stores range in size from 1,200 square feet to 9,000 square feet, with the average size of a store being approximately 3,300 square feet.   The type of premises utilized for a retail store is generally an older strip shopping center located at well-known crossroads, making the store easy to find.   In the past several years, we have relocated some of our smaller stores into larger spaces within the same cities as lease terms expire and appropriate larger space is available at acceptable rates.  In 2016, we began opening new stores with a smaller footprint (average square feet of 2,500) in upgraded retail centers.  We expect to open three to four new stores in 2017, and we will evaluate the number of store relocations to ensure that the benefits gained exceed the costs of relocation.

Tandy Leather has long been known for its reputation in the leathercraft industry and its commitment to promoting and developing the craft through education and customer development.  We continue to broaden our customer base by opening new stores as well as working with various youth organizations and institutions where people are introduced to leathercraft, as well as hosting classes in our stores.

Individual retail customers are our largest customer group, representing approximately 60% of Tandy Leather’s 2016 sales.  Youth groups, summer camps, schools, and a limited number of wholesale customers complete our customer baseTandy Leather’s retail store operations historically generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (28-30% of annual sales), while the other three quarters remain fairly even at 23-25% of annual sales each quarter.  No single customer’s purchases represented more than 1% of Retail Leathercraft’s sales in 2016.

We intend to expand the Tandy Leather retail store chain from the 84 stores open as of December 31, 2016 to between 120 and 150 stores throughout North America as it makes financial sense to do so.

International Leathercraft Segment

Our International Leathercraft segment consists of company-owned stores located outside of North America.  The first store in this segment opened in the United Kingdom in 2008.  As of December 31, 2016, the segment consisted of four wholesale/retail combination stores:  two in the United Kingdom, (the newest one having been opened in October 2015), one in Australia, and one in Spain.  The stores operate under the Tandy Leather Factory trade name.  This segment had net sales of approximately $3.9 million, $3.7 million and $4.3 million in 2016, 2015, and 2014, respectively.  We intend to open more stores internationally, specifically in Europe, as the opportunities present themselves, but we have not determined a specific time schedule for future store openings.

The business concept for our International Leathercraft division is a blending of our Leather Factory and Tandy Leather business strategies – the wholesale distribution of leather and related accessories to retailers, manufacturers, and other businesses, as well as the promotion and continuance of leathercraft through education and development of the retail customers.  The stores average 7,000 square feet and are generally located in light industrial areas.

The growing customer base consists of individuals, wholesale distributors, equine-related shops, cobblers, dealers, and retailers dispersed geographically throughout Europe, Australia, and Asia.  Retail sales generally occur via cash or credit/debit card transactions.  To a lesser extent, we also sell on net 30 terms to selected wholesale customers including dealers, manufacturers, and retailers.  Like our North American stores, our international stores have an unconditional return policy.  No single customer’s purchases represented more than 4% of International Leathercraft’s sales in 2016.

Our Authorized Sales Center (“ASC”) program was developed to create a presence in geographic areas where we do not have a company-owned store.  An unrelated person operating an existing business could become an ASC by submitting an application and upon approval, placing a minimum initial order and meeting minimum annual purchase amounts.  In exchange, the benefits to the ASC are, preferred pricing on certain products, advance notice of new products, and priority shipping and handling of orders.  We currently have 6 ASC’s located in Europe.

For more information about our business and our reportable segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Operations

Hours of operation are 9:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays.  Our stores are closed on Sunday.  The stores maintain uniform prices, except where lower prices are necessary to meet local competition.

Distribution

Our stores receive the majority of their inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor.  Inventory is typically shipped to the stores from our central warehouse once a week to meet customer demand without sacrificing inventory turns.  Customer orders are typically filled as received, and we do not have backlogs.

We attempt to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level.  We generally maintain higher inventories of imported items to ensure a continuous supply.  The number of products offered changes every year due to the introduction of new items and the discontinuance of others.  We carry approximately 2,600 items in the current lines of leather and leather-related merchandise.  All items are offered in all stores, unless prohibited by local regulations.

Competition

Most of our competition comes in the form of small, independently-owned retailers who in many cases are also our customers.  These small local stores generally carry only a limited line of leathercraft products.  We also compete with several national chains that also carry leathercraft products on a very small scale relative to their overall product line.  We also compete with internet-based retailers that provide customers the ability to search and compare products and prices without having to visit a physical store.  We compete on price, availability of merchandise, depth of our product line, and delivery time.  While there is competition with a number of our products, to our knowledge, there is no direct competition affecting our entire product line.  Further, our store chain is the only one in existence solely specializing in leathercraft.  As such, our large size relative to most competitors gives us the advantage of being able to purchase large volumes and stock a full range of products in our stores, as well as hire experienced store personnel that offer product expertise and project advice.

Suppliers

We purchase merchandise and raw materials from approximately 150 vendors dispersed throughout the United States and in approximately 20 foreign countries. In 2016, our 10 largest vendors accounted for approximately 77% of our inventory purchases.  Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States.  Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

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

Employees

As of December 31, 2016, we employed 614 people, 516 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

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

Foreign Sales

Information regarding our revenues from the United States and abroad and our long-lived assets are found in Note 12 to our Consolidated Financial Statements, Segment Information.  For a description of some of the risks attendant to our foreign operations, see Item 1.A “Risk Factors”.

Available Information

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

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 24, 2017:
Name and Age	Position	Served as Executive Officer Since

Shannon L. Greene, 51	Chief Executive Officer	2000

Mark J. Angus, 56	President	2008

Tina L. Castillo, 46	Chief Financial Officer and Treasurer	2017

William M. Warren, 73	Secretary and Corporate Counsel	1993

Shannon L. Greene has served as Chief Executive Officer since February 2016 and a director since January 2001; Prior to her current role, Ms. Greene served as our Chief Financial Officer and Treasurer from May 2000 – February 2017.  Ms. Greene, a certified public accountant, also serves on our 401(k) Plan committee.

Mark J. Angus has served as President since February 2016 and a director since June 2009; previously, Mr. Angus served as our Senior Vice President from June 2008 – February 2016 and as Vice President of Merchandising from January 1993 – June 2008.

Tina Castillo has served as Chief Financial Officer since February 2017; previously, Ms. Castillo served as Controller since February 2016 to January 2017.  Ms. Castillo has served as Chief Financial Officer for several other public and private companies since 2009 and started her career at Ernst & Young in 1994.  Ms. Castillo, a certified public accountant, also serves on our 401(k) Plan committee.

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

The prices we pay our suppliers for our products are dependent in part on the market price for leather, metals, and other products.  The cost of these items may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation (such as the proposed Border Tax which would increase the cost of our imports), economic climates, political considerations, and other unpredictable factors.  Leather prices world-wide have been relatively stable for the past several years although the outlook for future prices is uncertain.  Increases in these costs, together with other factors, will make it difficult for us to sustain the gross margin level we have achieved in recent years and result in a decrease in our profitability unless we are able to pass higher prices on to our customers or reduce costs in other areas.  Accordingly, such increases in costs could adversely affect our business and our results of operations.

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

Risks Related to Our Business

We may be unable to sustain our financial performance or our past growth, which may have a material adverse effect on our future operating results.

We have experienced stable financial performance and modest growth in our store footprint while many other specialty retailers have experienced declining sales and losses.  Our business may be similarly affected in the future.  We anticipate that our future growth will depend on a number of factors, including consumer preferences, the strength and protection of our brand, the market success of our current and future products, the success of our growth strategies, and our ability to manage our future growth.  Further, our future success will depend substantially on the ability of our management team to manage our growth effectively, optimizing our operational, administrative, financial, and legal procedures in order to maximize profitability.  If we fail to manage our growth effectively, our future operating results could be adversely affected.

Our profitability may decline from increasing pressure on margins.

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

Our growth depends on our ability to open new stores and increase comparable store sales.

One of our key business strategies is to expand our base of retail stores. If we are unable to continue this strategy, our ability to increase our sales, profitability and cash flow could be impaired. To the extent we are unable to open new stores as we anticipate, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to improve gross margin. We may be unable to continue our store growth strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, or hire and train a sufficient number of qualified team members.

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

We may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition.

We depend on our information systems for many aspects of our business, including in designing, manufacturing, marketing and distributing our products, as well as processing transactions, managing inventory and accounting for and reporting our results. Therefore, it is critical that we maintain uninterrupted operation of our information systems.  Even with our preventative efforts, we may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online services and preclude store transactions, as well as require a significant investment to repair or replace them. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be materially adversely affected if we are unable to improve, upgrade, maintain, and expand our systems.

A significant data security or privacy breach of our information systems could affect our business.

The protection of our customer, employee and other data is important to us, and our customers and employees expect that their personal information will be adequately protected. In addition, the regulatory environment surrounding information security and privacy is becoming increasingly demanding, with evolving requirements in the various jurisdictions in which we do business. Although we have developed and implemented systems and processes that are designed to protect personal and Company information and prevent data loss and other security breaches, such measures cannot provide absolute security. Additionally, our increased use and reliance on web-based hosted (i.e., cloud computing) applications and systems for the storage, processing and transmission of information, including customer and employee information, could expose the Company, our employees and our customers to a risk of loss or misuse of such information. The Company’s efforts to protect personal and Company information may also be adversely impacted by data security or privacy breaches that occur at our third-party vendors. The Company cannot control these vendors and therefore cannot guarantee that a data security or privacy breach of their systems will not occur in the future. A significant breach of customer, employee or Company data could damage our reputation, relationships with customers, and our brand and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits as well as adversely affect results of operations. The Company may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, to comply with state, federal and international laws that may be enacted to address those threats or to investigate or address potential or actual data security or privacy breaches.

The loss or a prolonged disruption in the operation of the Company's centralized distribution center could adversely affect its business and operations.

The Company maintains a distribution center in Fort Worth, Texas dedicated to warehousing merchandise to handle worldwide store replenishment and process some direct-to-customer orders. Although the Company believes that it has appropriate contingency plans, unforeseen disruptions impacting our centralized distribution center for a prolonged period of time may result in delays in the delivery of merchandise to stores or in fulfilling customer orders.

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

The following table summarizes the locations of our leased premises as of December 31, 2016:

State	Wholesale Leathercraft	Retail Leathercraft	International
Alabama	-	1	n/a
Alaska	-	1	n/a
Arizona	2	3	n/a
Arkansas	-	1	n/a
California	3	8	n/a
Colorado	1	3	n/a
Connecticut	-	1	n/a
Florida	1	3	n/a
Georgia	-	1	n/a
Idaho	-	1	n/a
Illinois	1	1	n/a
Indiana	-	2	n/a
Iowa	1	-	n/a
Kansas	1	-	n/a
Kentucky	-	1	n/a
Louisiana	1	1	n/a
Maryland	-	1	n/a
Massachusetts	-	1	n/a
Michigan	1	1	n/a
Minnesota	-	2	n/a
Missouri	1	2	n/a
Montana	1	-	n/a
Nebraska	-	1	n/a
Nevada	-	2	n/a
New Mexico	1	1	n/a
New York	-	2	n/a
New Jersey	-	1	n/a
North Carolina	-	2	n/a
Ohio	1	2	n/a
Oklahoma	-	2	n/a
Oregon	1	2	n/a
Pennsylvania	-	3	n/a
Rhode Island	-	1	n/a
South Carolina	-	1	n/a
South Dakota	-	1	n/a
Tennessee	-	3	n/a
Texas	5	12	n/a
Utah	1	3	n/a
Virginia	-	1	n/a
Washington	1	2	n/a
Wisconsin	-	1	n/a
Wyoming	-	1	n/a

Canadian locations:
Alberta	1	1	n/a
British Columbia	-	1	n/a
Manitoba	1	-	n/a
Nova Scotia	-	1	n/a
Ontario	1	2	n/a
Quebec	-	1	n/a
Saskatchewan	-	1	n/a

International locations:
United Kingdom	n/a	n/a	2
Australia	n/a	n/a	1
Spain	n/a	n/a	1

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market using the symbol “TLF.”  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2016	High	Low	2015	High	Low
4th quarter	$8.25	$6.85	4th quarter	$7.88	$6.85
3rd quarter	$7.90	$6.96	3rd quarter	$8.63	$6.76
2nd quarter	$7.69	$6.73	2nd quarter	$8.90	$8.39
1st quarter	$7.75	$6.75	1st quarter	$9.03	$7.89

There were approximately 306 stockholders of record on March 22, 2017.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2016 that were not registered under the Securities Act.

We did not purchase any shares of our common stock during the fourth quarter of 2016, although we are authorized to do so through a stock purchase program permitting us to repurchase up to 2.2 million shares of our common stock at prevailing market prices.  We announced the program on August 10, 2015, and it was amended on June 7, 2016 to increase the number of shares available to purchase from 1.2 million to 2.2 million and to extend the termination date from August 9, 2016 to August 9, 2017. Purchases under the program commenced on August 24, 2015 and will terminate on August 9, 2017.  See Note 11 to our Financial Statements included in Item 8 of this report.

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

Income Statement Data, Years ended December 31,	2016	2015	2014	2013	2012
Net sales	$82,923,992	$84,161,200	$83,430,912	$78,284,585	$72,720,624
Gross profit	51,713,242	52,071,060	52,124,757	49,328,024	45,905,674
Income from operations	10,300,731	10,474,700	11,958,029	11,266,790	9,144,005
Net income	$6,402,259	$6,402,405	$7,706,921	$7,265,717	$5,596,070
Net income per share
Basic	$0.69	$0.64	$0.76	$0.71	$0.55
Diluted	$0.69	$0.63	$0.75	$0.71	$0.55
Weighted average common shares outstanding for:
Basic EPS	9,301,867	10,077,506	10,203,063	10,176,492	10,157,395
Diluted EPS	9,321,558	10,102,760	10,241,121	10,216,438	10,175,346

Cash dividend declared per common share	-	-	$0.25	-	$0.25

Balance Sheet Data, as of December 31,	2016	2015	2014	2013	2012
Cash and certificates of deposit	$16,862,304	$10,962,615	$10,636,530	$11,082,679	$7,705,182
Total assets	70,652,720	64,611,076	62,873,874	56,398,566	49,087,672
Long-term debt, including current portion	7,444,416	3,863,307	5,643,125	2,598,750	3,105,000
Total Stockholders’ Equity	$53,693,201	$50,972,176	$49,123,012	$44,621,542	$37,521,017

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

This discussion should be read in conjunction with our financial statements and the notes accompanying those financial statements included elsewhere in this Annual Report on Form 10-K.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."  In addition to historical financial information, the following management's discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We operate in three segments.  Wholesale Leathercraft, consisting of our Leather Factory-branded stores, is our oldest segment with sales of $25.4 million in 2016.  Sales in 2016 declined 5% compared to 2015, with the same stores’ sales decreasing 3%.  We temporarily closed one Leather Factory store in 2016, which we reopened in January 2017.

Tandy Leather has long been known for its retail leathercraft store chain.  These retail stores comprise our Retail Leathercraft segment. This segment, with our largest source of revenue, has historically experienced the greatest increases in sales, although sales had a modest decline of approximately $44,100 from 2015 to 2016.    We expect to grow the number of stores to approximately 150 in the future from 84 stores in operation at the end of 2016.  Our pace of store openings has recently picked up due to a change in strategy with a focus on growth.  In 2017, we expect to open three or four more stores domestically.

Our International Leathercraft segment consists of company-owned stores located outside of North America.  At December 31, 2016, four combination retail/wholesale stores, with two located in the United Kingdom, and one each in Australia and Spain, comprised this segment.  It is our intention to open more stores in this segment once we have a sufficient customer base to support additional stores although no time frame has been set yet.

On a consolidated basis, gross profit margin (a key indicator of costs as a percent of total net sales) increased to 62.4% in 2016 from 61.9% in 2015. Operating expenses decreased at a slower pace than that of sales in 2016, decreasing 0.4% from 2015, while operating expenses increased at a faster pace than that of sales in 2015, increasing by 4% from 2014.

We reported consolidated net income for 2016 of $6.4 million.  Consolidated net income for 2015 and 2014 was $6.4 million and $7.7 million, respectively.  We use our cash flow to fund our operations, to fund the opening of new stores and to purchase necessary property and equipment.  We paid one-time dividends in 2014 to our stockholders, totaling $2.5 million.  At the end of 2016, our stockholders’ equity had increased to $53.7 million from $51.0 million the previous year.

Comparing the December 31, 2016 balance sheet with the prior year’s balance sheet, we decreased our investment in inventory from $33.6 million to $33.2 million while total cash increased from $11.0 million to $16.9 million.

Net Sales

Net sales for the three years ended December 31, 2016 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company	(Decr) Incr from Prior Year
2016	$25,371,580	$53,670,340	$3,882,072	$82,923,992	(1.5%)
2015	$26,754,165	$53,714,432	$3,692,603	$84,161,200	0.9%
2014	$27,285,884	$51,805,944	$4,339,084	$83,430,912	6.6%

Our net sales decreased by 1.5% in 2016 when compared with 2015 and increased by 0.9% in 2015 when compared with 2014.  In 2016, our International Leathercraft segment reported sales increases compared to the prior year while our Wholesale and Retail Leathercraft segments reported a sales decline.  The decline in sales in our Wholesale Leathercraft segment was due to a 3% decline in same store sales, plus the temporary closure of one of our stores.  The decline in sales in our Retail Leathercraft segment was primarily due to the closure of two stores, partially offset by the four new store openings, as same store sales had only a modest improvement.  The increase in sales in our International Leathercraft segment was primarily due to the full year impact of the UK store opened in October 2015, offset by the change in UK foreign currency rates between 2016 and 2015.

In 2015, our Retail segment reported a sales increase compared to the prior year, while our Wholesale segment reported a sales decrease due to the elimination of our national account customer group and our International segment reported a sales decrease due to a change in the foreign currency rates between 2015 and 2014.

Costs and Expenses

In general, our gross profit as a percentage of sales (our gross margin) fluctuates based on the mix of customers we serve, the mix of products we sell, and our ability to source products globally.  Our negotiations with suppliers for lower pricing are an on-going process, for which we have varying degrees of success.  Sales to retail customers tend to produce higher gross margins than sales to wholesale customers due to the difference in pricing levels.  Therefore, as retail sales increase in the overall sales mix, higher gross margins tend to follow.  Finally, there is significant fluctuation in gross margins between the various merchandise categories we offer.  As a result, our gross margins can vary depending on the mix of products sold during any given time period.

For 2016, our cost of sales decreased as a percentage of total net sales when compared to 2015, resulting in an increase in consolidated gross profit margin from 61.9% to 62.4%.  For 2015, our cost of sales increased slightly as a percentage of total net sales when compared to 2014, resulting in a decrease in consolidated gross profit margin from 62.5% to 61.9%.  Fluctuations in gross margin are primarily due to customer mix and product mix.  Wholesale sales are at a lower gross margin than that of retail sales.  Leather sales are at a lower gross margin than that of non-leather sales.  Therefore, as wholesale sales increase at a faster pace than that of retail sales, or we sell a higher percentage of leather compared to non-leather, our gross margin decreases accordingly.

Our gross margins for the three years ended December 31, 2016 were as follows:

Year	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total Company
2016	71.3%	58.2%	61.8%	62.4%
2015	69.5%	58.2%	60.5%	61.9%
2014	67.4%	59.6%	65.7%	62.5%

Our operating expenses increased as a percentage of total net sales to 49.9% in 2016 when compared with 49.4% in 2015.  This increase indicates that our operating expenses declined slower than our sales decline during this period.  2016 operating expenses were $0.2 million lower than those of 2015.  Significant expense fluctuations in 2016 compared to 2015 are as follows:

Expense	2016 amount	(Decr) Incr over 2015
Employee compensation and benefits	$19.9 million	($254,000)
Advertising and marketing	$5.7 million	($80,000)
Rent and utilities	$6.0 million	$253,000
Depreciation	$1.7 million	$197,000
Store move, travel and other outside services	$0.8 million	($533,000)

The decrease in employee compensation is primarily due to a decrease in management bonus, offset by an increase in employee wages and headcount at the stores.  For 2017, we expect that employee compensation will increase because our store manager base pay increased by 40% late in the fourth quarter of 2016 to comply with the expected FLSA overtime rules which have since been delayed. We have also added new level of middle management (district managers) in the field while reducing several store operation positions at our corporate office.

Advertising and marketing expenses decreased due to a decrease in trade shows attended, while the increase in rent and utilities is the result of store relocations in 2015, as well as the new stores that opened in 2016.  We reduced spending on our discretionary expenses including store move, travel and other outside services.  We expect that our travel costs will increase in 2017 with the addition of middle management in the field.

Our operating expenses increased as a percentage of total net sales to 49.4% in 2015 when compared with 48.3% in 2014.  This increase indicates that our operating expenses grew faster than our sales during this period.  2015 operating expenses were $1.4 million higher than those of 2014.  Significant expense fluctuations in 2015 compared to 2014 are as follows:

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

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income, and interest expense.  In 2016, we incurred other expenses (net) of approximately $98,000 compared to other expenses (net) of approximately $256,000 in 2015.  In 2016, we earned approximately $4,000 in interest income on our cash and paid approximately $155,000 in interest expense on our bank debt.  We had a currency exchange gain of approximately $19,000 in 2016 compared to a currency exchange gain of approximately $24,000 in 2015.

In 2015, we incurred other expenses (net) of approximately $256,000 compared to other expenses (net) of approximately $150,000 in 2014.  In 2015, we received approximately $7,000 in gas royalties, earned approximately $3,000 in interest income on our cash and paid approximately $330,000 in interest expense on our bank debt.  We had a currency exchange gain of approximately $24,000 in 2015 compared to a currency exchange loss of approximately $13,000 in 2014.

Net Income

During 2016, we earned net income of $6.4 million, which is equal to our net income in 2015.  Net income did not change because the decrease in sales were offset by decreases in cost of goods sold, operating expenses and interest expense.

During 2015, we earned net income of $6.4 million, a 17% decrease from our net income of $7.7 million earned during 2014.  The decrease in net income was the result of the increase in cost of goods sold and operating expenses, partially offset by the increase in sales.

Wholesale Leathercraft

The increases (or decreases) in net sales, operating income and operating income as a percentage of sales from our Wholesale Leathercraft stores for the three years ended December 31, 2016 were as follows:

Year	Net Sales Decrease from Prior Year	Operating Income	Operating Income Increase (Decrease) from Prior Year	Operating Income as a Percentage of Sales
2016	(5.2)%	$5,254,228	12.7%	20.7%
2015	(2.0)%	$4,663,590	(12.0)%	17.4%
2014	(0.4)%	$5,300,413	9.5%	19.4%

Wholesale Leathercraft, consisting of 27 wholesale stores in 2016 accounted for 30.6% of our consolidated net sales in 2016, which compares to 31.8% in 2015 and 32.7% in 2014.  The decrease in this division's contribution to our total net sales is the result of the growth in Retail Leathercraft. We expect this trend to continue as we intend to open additional stores in our Retail Leathercraft segment.

Our sales mix by customer group in the Wholesale Leathercraft division was as follows:

Customer Group	2016	2015	2014
Retail	48%	47%	45%
Institution	3%	3%	4%
Wholesale	43%	43%	42%
National Accounts	-	-	3%
Manufacturers	6%	7%	6%
	100%	100%	100%

In 2016, operating income as a percentage of sales increased from the prior year of 17.4% to 20.7%.  Operating expenses decreased approximately $1.1 million in 2016 compared to 2015.  The primary reason for the operating expense decrease was the decrease in the cost associated with our employee health benefit program, as well as decrease in advertising and marketing expenses, travel, store moves and other outside services.

In 2015, operating income as a percentage of sales declined from the prior year of 19.1% to 17.4%.  Operating expenses increased approximately $822,000 in 2015 compared to 2014.  The primary reason for the operating expense increase was the increase in the cost associated with our employee health benefit program and advertising and marketing expenses.

Retail Leathercraft

The increases (or decreases) in net sales, operating income and operating income as a percentage of sales from our Retail Leathercraft stores for the three years ended December 31, 2016 were as follows:

Year	Net Sales Increase (Decrease) From Prior Yr	Operating Income	Operating Income Increase (Decrease) from Prior Year	Operating Income as a Percentage of Sales
2016	(0.1%)	$4,970,546	(12.6)%	9.3%
2015	3.7%	$5,689,814	(6.4)%	10.6%
2014	10.2%	$6,077,345	1.0%	11.7%

Reflecting the growth previously discussed, Retail Leathercraft accounted for 64.7% of our total net sales in 2016, up from 63.8% in 2015 and 62.1% in 2014.  Growth in net sales for our Retail Leathercraft division in 2016 resulted from a modest increase in same store sales and new stores opened, offset by two stores closed.

Our sales mix by customer group in the Retail Leathercraft division was as follows:

Customer Group	2016	2015	2014
Retail	60%	59%	60%
Institution	3%	3%	3%
Wholesale	35%	35%	34%
Manufacturers	2%	3%	3%
	100%	100%	100%

Operating income as a percentage of sales in 2016 decreased to 9.3% compared to 10.6% for 2015 due to an increase in operating expenses.  Gross margin was flat at 58.2% between 2016 and 2015, and decreased from 59.6% in 2014 to 58.2% in 2015.  Operating expenses as a percentage of sales increased from 47.6% in 2015 to 48.9% in 2016, primarily due to the new stores’ occupancy costs, plus higher overall rent expense from 2015 store relocations.

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

We intend to continue the disciplined expansion of our store chain over the next several years, with plans to open three to four new stores in 2017 in North America.  We remain committed to a conservative expansion plan for this division that is intended to minimize risks to our profits and maintain our financial stability.  We may change our plans for store openings in 2017 and beyond if we determine that the feasibility of additional successful openings is likely.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of December 31, 2016, that represents four retail/wholesale combination stores with two located in the United Kingdom, one located in Australia, and one located in Spain.  International Leathercraft accounted for 4.7%, 4.4%, and 5.2% of our total sales in 2016, 2015, and 2014, respectively.  We opened the second store in the United Kingdom in October 2015 and expect this segment to become a larger part of our total operations as our international customer base continues to grow.

The increases (or decreases) in net sales, operating income and operating income as a percentage of sales from our International Leathercraft stores for the three years ended December 31, 2016 were as follows:

Year	Net Sales Increase (Decrease) from Prior Yr	Operating Income	Operating Income Increase (Decrease) from Prior Year	Operating Income as a Percentage of Sales
2016	5.1%	$75,958	(37.4)%	2.0%
2015	(14.9)%	$121,296	(79.1)%	3.3%
2014	11.1%	$580,271	45.2%	13.4%

Operating income as a percentage of sales decreased to 2.0% for 2016 compared to 3.3% for 2015.  Gross margin increased from 60.5% in 2015 to 61.8% in 2016.  Operating expenses as a percentage of sales in 2016 increased from 57.2% in 2015 to 59.8% in 2016 as operating expenses grew at a faster pace in 2016 than that of sales.  The change in foreign currency exchange rates from 2015 to 2016, primarily in the UK, and the performance our stores in Europe are the primary causes of the decline in this segment.

Operating income as a percentage of sales decreased to 3.3% for 2015 compared to 13.4% for 2014.  Gross margin decreased from 65.7% in 2014 to 60.5% in 2015.  Operating expenses as a percentage of sales in 2015 increased from 52.3% in 2014 to 57.2% in 2015 as operating expenses grew at a faster pace in 2015 than that of sales.  The change in foreign currency exchange rates from 2014 to 2015 and the expenses associated with the opening of the new store in the fourth quarter of 2015 was the primary cause of the significant decline in performance of this segment’s operating income.

We may expand our International Leathercraft segment by opening new stores once the current stores have sufficiently built their customer bases to a level that will adequately support additional stores.

Financial Condition

At December 31, 2016, we held $16.9 million of cash, $33.2 million of inventory, and $15.7 million of net property and equipment.  Total assets were $70.6 million.  Current liabilities were $8.2 million, while long-term debt was $6.8 million.  Total stockholders’ equity at the end of 2016 was $53.7 million.

At December 31, 2015, we held $11.0 million of cash, $33.6 million of inventory, and $15.7 million of net property and equipment.  Total assets were $64.6 million.  Current liabilities were $8.3 million, while long-term debt was $3.6 million.  Total stockholders’ equity at the end of 2015 was $51.0 million.

Specific ratios on a consolidated basis at December 31 were as follows:

		2016	2015	2014
Solvency Ratios:
Quick Ratio	(Cash+Accts Rec)/Total Current Liabilities	2.11	1.38	1.09
Current Ratio	Total Current Assets/Total Current Liabilities	6.47	5.67	4.48
Current Liabilities to Net Worth	Total Current Liabilities/Net Worth	0.15	0.16	0.21
Current Liabilities to Inventory	Total Current Liabilities/Inventory	0.25	0.25	0.32
Total Liabilities to Net Worth	Total Liabilities/Net Worth	0.32	0.27	0.28
Fixed Assets to Net Worth	Fixed Assets/Net Worth	0.29	0.31	0.31

Efficiency Ratios:
Inventory Turnover	Sales/Average Inventory	2.48	2.53	2.82
Assets to Sales	Total Assets/Sales	0.85	0.77	0.75
Sales to Net Working Capital	Sales/Current Assets - Current Liabilities	1.84	2.15	2.32

Profitability Ratios:
Return on Sales (Profit Margin)	Net Profit After Taxes/Sales	0.08	0.08	0.09
Return on Assets	Net Profit After Taxes/Total Assets	0.09	0.10	0.12
Return on Net Worth (Return on Equity)	Net Profit After Taxes/Net Worth	0.12	0.13	0.16

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

Also on September 18, 2015, we executed a Promissory Note with BOKF, which provides us with a line of credit facility of up to $10,000,000 for the purpose of purchasing our common stock.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the purchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  During this time period, we will make monthly interest-only payments. At the end of this time period, the principal balance will be rolled into a 4-year term note.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  For the year ended December 31, 2016, we drew approximately $3.7 million on this line of credit which was used to purchase approximately 520,500 shares of our common stock.  At December 31, 2016, the unused portion of the line of credit was approximately $7.6 million.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.557% and 2.263% at December 31, 2016 and December 31, 2015, respectively).

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

Our primary source of liquidity and capital resources during 2016 was cash flow provided by operating activities.  Net cash flow from operations for 2016, 2015, and 2014 was approximately $7.5 million, $8.2 million, and $1.2 million, respectively.  The decrease in operating cash flow in 2014 was due to an intentional increase in inventory.

Inventory decreased slightly from $33.6 million at the end of 2015 to $33.2 million at December 31, 2016.  We attempt to manage our inventory levels to avoid tying up excessive capital while maintaining sufficient inventory in order to service our current customer demand as well as plan for our expected expansion.  We ended the year with our total inventory on hand matching that of our internal targets for optimal inventory.

Consolidated inventory turned 2.48 times during 2016, a slight decline from the 2015 turns at 2.53 times.  We compute our inventory turnover rates as sales divided by average inventory.

By operating division, inventory turns are as follows:

Segment	2016	2015	2014
Wholesale Leathercraft	1.29	1.66	1.85
Retail Leathercraft	4.32	3.75	4.27
International Leathercraft	3.03	3.00	4.27

Wholesale Leathercraft stores only	4.42	4.04	4.52

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

Accounts payable totaled $1.6 million at the end of 2016, a decrease of $361,000 from $2.0 million at the end of 2015, primarily due to timing of check disbursements.

 Capital expenditures totaled $1.7 million in 2016 and $2.2 million in each of 2015 and 2014, primarily related to store fixtures and computer equipment for new, moved or remodeled stores.  In 2016, we opened 4 new U.S. stores and moved/remodeled 4 other stores in North America.  In 2015, we opened one new store in Manchester, United Kingdom and moved/remodeled 12 stores in North America.  In 2014, we opened 3 new U.S. stores and moved/remodeled 8 other stores in North America.

For 2017, we intend to open three or four more stores in North America.  Computer equipment replacements will continue on an as-needed basis as the existing equipment becomes obsolete.  Other plans for 2017 include partial replacement of the roof at our corporate offices  as well as infrastructure related to our new district managers  As such, we expect our 2017 capital expenditures will increase over 2016 capital expenditures.

In 2016, we repurchased approximately 520,500 shares of our stock, at an average price of $7.06, totaling $3.7 million.  In 2015, we repurchased approximately 529,000 shares of our stock, at an average price of $7.01, totaling $3.7 million for 2015. There were no stock repurchases in 2014.

We believe that cash flow from operations will be adequate to fund our operations in 2017, while also funding our expansion plans.  At this time, we know of no trends or demands, commitments, events, or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet our contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2016, 2015, or 2014, and we do not currently have any such arrangements.

Contractual Obligations

The following table summarizes by years our contractual obligations and commercial commitments as of December 31, 2016 (not including related interest expense):

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years
Long-Term Debt(1)	$7,371,729	$614,311	$5,528,797	$1,228,621	$ -
Revolving Line of Credit(2)	-	-	-	-	-
Capital Lease Obligation(3)	72,686	72,686	-	-	-
Operating Leases(4)	13,353,335	3,914,550	6,957,349	2,047,610	433,826
Total Contractual Obligations	$20,797,750	$4,601,547	$12,486,146	$3,276,231	$433,826
____________________
(1)	Our stock purchase loan from Bank of Texas matures September 2021.
(2)	Our line of credit from Bank of Texas matures September 2018.
(3)	Our capital lease obligation with Cisco Systems Capital Corporation matures January 2018.
(4)	These are our leased store facilities.

Summary of Critical Accounting Policies

We strive to report our financial results in a clear and understandable manner, although in some cases accounting and disclosure rules are complex and require us to use technical terminology.  We follow generally accepted accounting principles in the U.S. in preparing our consolidated financial statements which require us to make estimates and assumptions that affect our financial position and results of operations.  We continually review our accounting policies, how they are applied, and how they are reported and disclosed in our financial statements.  Following is a summary of our more significant accounting policies.

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

Impairment of Long-Lived Assets. We evaluate long-lived assets for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Additionally, for store assets, we evaluate the performance of individual stores for indicators of impairment and underperforming stores are selected for further evaluation of the recoverability of the carrying amounts. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is at the individual store level.  Impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value. To date, we have not recognized any impairment of our long-lived assets.

Income Taxes.  Income taxes are estimated for each jurisdiction in which we operate.  This involves assessing current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes.  Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income.  To the extent recovery is deemed not likely, a valuation allowance is recorded. Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face exposure to financial market risks, as described below.  These exposures may change over time and could have a material impact on our financial results.  We do not use or invest in market risk sensitive instruments to hedge any of these risks or for any other purpose.

Foreign Currency Risk. Our primary foreign currency exposure is related to our foreign subsidiaries as those subsidiaries have local currency revenue and local currency operating expenses.   Changes in the foreign currency exchange rates impact the U.S. dollar amount of revenue and expenses.  See Note 12 to the Consolidated Financial Statements, Segment Information, for financial information concerning our foreign activities.

Interest Rate Risk. We are subject to market risk associated with interest rate movements on our outstanding debt which accrue interest at a rate that changes with fluctuations in the LIBOR rate.    Based on the Company's level of debt at December 31, 2016, increase of one percent in the LIBOR rate would result in additional interest expense of approximately $74,000 during a twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$16,862,304	$10,962,615
Accounts receivable-trade, net of allowance for doubtful accounts
of $2,404 and $1,746 in 2016 and 2015, respectively	560,984	553,206
Inventory	33,177,539	33,584,539
Prepaid income taxes	964,323	549,277
Prepaid expenses	1,608,860	1,514,887
Other current assets	140,232	70,197
Total current assets	53,314,242	47,234,721

PROPERTY AND EQUIPMENT, at cost	25,536,352	23,992,208
Less accumulated depreciation and amortization	(9,884,559)	(8,297,155)
	15,651,793	15,695,053

DEFERRED INCOME TAXES	375,236	370,980
GOODWILL	956,201	953,356
OTHER INTANGIBLES, net of accumulated amortization of
$708,000 and $702,000 in 2016 and 2015, respectively	20,840	27,282
OTHER assets	334,408	329,684
Total Assets	$70,652,720	$64,611,076

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,621,884	$1,983,376
Accrued expenses and other liabilities	5,937,187	6,045,552
Current maturities of capital lease obligations	72,686	72,686
Current maturities of long-term debt	614,311	231,952
Total current liabilities	8,246,068	8,333,566

DEFERRED INCOME TAXES	1,956,032	1,746,665

LONG-TERM DEBT, net of current maturities	6,757,419	3,479,273
CAPITAL LEASE OBLIGATIONS, net of current maturities	-	79,396
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized; 11,309,326 and 11,275,641 shares issued at 2016 and 2015, respectively; 9,266,496 and 9,753,293 shares outstanding
at 2016 and 2015, respectively	27,142	27,062
Paid-in capital	6,368,279	6,168,489
Retained earnings	59,469,493	53,067,234
Treasury stock at cost (2,042,830 and 1,522,348 shares at 2016 and 2015, respectively)	(10,278,584)	(6,602,930)
Accumulated other comprehensive income	(1,893,129)	(1,687,679)
Total stockholders' equity	53,693,201	50,972,176
Total Liabilities and Stockholders’ Equity	$70,652,720	$64,611,076

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31,

	2016	2015	2014

NET SALES	$82,923,992	$84,161,200	$83,430,912
COST OF SALES	31,210,750	32,090,140	31,306,155
Gross Profit	51,713,242	52,071,060	52,124,757

OPERATING EXPENSES	41,412,511	41,596,360	40,166,728
INCOME FROM OPERATIONS	10,300,731	10,474,700	11,958,029

OTHER (INCOME) EXPENSE:
Interest expense	155,189	330,004	225,584
Other, net	(57,287)	(74,357)	(75,165)
Total other expense	97,902	255,647	150,419

INCOME BEFORE NCOME TAXES	10,202,829	10,219,053	11,807,610

PROVISION FOR INCOME TAXES	3,800,570	3,816,648	4,100,689

NET INCOME	$6,402,259	$6,402,405	$7,706,921

Foreign currency translation adjustments	(205,450)	(999,621)	(776,307)
COMPREHENSIVE INCOME	$6,196,809	$5,402,784	$6,930,614

NET INCOME PER COMMON SHARE:
BASIC	$0.69	$0.64	$0.76
DILUTED	$0.69	$0.63	$0.75

Weighted Average Number of Shares Outstanding:
Basic	9,301,867	10,077,506	10,203,063
Diluted	9,321,558	10,102,760	10,241,121

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,402,259	$6,402,405	$7,706,921
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	1,719,154	1,567,172	1,436,624
Loss on disposal or abandonment of assets	16,985	31,064	18,820
Non-cash share-based compensation	199,870	145,322	67,818
Deferred income taxes	205,111	289,171	183,490
Foreign currency translation	(163,292)	(896,928)	(727,664)
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade	(7,778)	71,848	137,351
Inventory	407,000	(709,047)	(6,574,662)
Prepaid expenses	(284,788)	43,585	260,992
Other current assets	(70,035)	87,561	320,835
Accounts payable-trade	(361,492)	728,158	(629,419)
Accrued expenses and other liabilities	(108,365)	651,038	(414,368)
Income taxes	(415,046)	(212,449)	(609,026)
Total adjustments	1,137,324	1,796,495	(6,529,209)
Net cash provided by operating activities	7,539,583	8,198,900	1,177,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,697,704)	(2,164,040)	(2,204,190)
Purchase of intangible property	-	(10,000)	-
Proceeds from sale of assets / insurance	153,483	11,662	20,936
Decrease (increase) in other assets	(1,127)	295	11,980
Net cash used in investing activities	(1,545,348)	(2,162,083)	(2,171,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit loans	-	(3,500,000)	3,500,000
Proceeds from notes payable and long term debt	3,660,505	3,711,225	-
Payments on notes payable and long-term debt	-	(2,143,125)	(455,625)
Payments on capital lease obligations	(79,396)	(79,890)	-
Repurchase of common stock (treasury stock)	(3,675,654)	(3,708,862)	-
Payment of cash dividend	-	-	(2,549,684)
Proceeds from issuance of common stock	-	9,920	52,722
Net cash provided by (used in) financing activities	(94,545)	(5,710,732)	547,413

NET INCREASE (DECREASE) IN CASH	5,899,689	326,085	(446,149)

CASH, beginning of period	10,962,615	10,636,530	11,082,679

CASH, end of period	$16,862,304	$10,962,615	$10,636,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$155,189	$330,004	$225,584
Income tax paid during the period, net of (refunds)	$4,215,616	$3,743,864	$4,604,087

NON-CASH INVESTING ACTIVITIES
Equipment purchased via capital lease arrangements	-	$231,972	-

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31,

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2014	10,198,733	$6,862	$,892,907	$2,894,068)	$1,507,592	$8,249	$4,621,542

Shares issued - stock options exercised	12,200	29	52,693	-	-	-	52,722
Share-based compensation	34,601	93	67,725	-	-	-	67,818
Net income	-	-	-	-	7,706,921	-	7,706,921
Cash dividend paid	-	-	-	-	(2,549,684)	-	(2,549,684)
Translation adjustment	-	-	-	-	-	(776,307)	(776,307)
BALANCE, December 31, 2014	10,245,534	26,984	6,013,325	(2,894,068)	46,664,829	(688,058)	49,123,012

Shares issued - stock options exercised	2,000	5	9,915	-	-	-	9,920
Share-based compensation	34,484	73	145,249	-	-	-	145,322
Net income	-	-	-	-	6,402,405	-	6,402,405
Purchase of Treasury stock	(528,725)	-	-	(3,708,862)	-	-	(3,708,862)
Translation adjustment	-	-	-	-	-	(999,621)	(999,621)
BALANCE, December 31, 2015	9,753,293	$27,062	$6,168,489	($6,602,930)	$53,067,234	$(1,687,679)	$50,972,176

Share-based compensation	33,685	80	199,790	-	-	-	199,870
Net income	-	-	-	-	6,402,259	-	6,402,259
Purchase of Treasury stock	(520,482)	-	-	(3,675,654)	-	-	(3,675,654)
Translation adjustment	-	-	-	-	-	(205,450)	(205,450)
BALANCE, December 31, 2016	9,266,496	$27,142	$6,368,279	($10,278,584)	$59,469,493	$(1,893,129)	$53,693,201

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2016, 2015, and 2014

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

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency transactions are reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized foreign currency transaction gains (losses) of $19,000, $24,000, and ($13,900), in 2016, 2015, and 2014, respectively.

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

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to ten years for equipment and machinery, seven to fifteen years for furniture and fixtures, five years for vehicles, and forty years for buildings and related improvements.  Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset.  Repairs and maintenance costs are expensed as incurred.

•	Inventory

Inventory is valued at the lower of first-in, first-out cost or market.  In addition, the value of inventory is periodically reduced to net realizable value for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.

•	Impairment of long-lived assets

We evaluate long-lived assets for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Additionally, for store assets, we evaluate the performance of individual stores for indicators of impairment and underperforming stores are selected for further evaluation of the recoverability of the carrying amounts. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is at the individual store level.  Impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset’s carrying value.To date, we have not recognized any impairment of our long-lived assets.

•	Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

BASIC	2016	2015	2014
Net income	$6,402,259	$6,402,405	$7,706,921

Weighted average common shares outstanding	9,301,867	10,077,506	10,203,063

Earnings per share – basic	$0.69	$0.64	$0.76

DILUTED
Net income	$6,402,259	$6,402,405	$7,706,921

Weighted average common shares outstanding	9,301,867	10,077,506	10,203,063
Effect of restricted stock awards and assumed exercise of stock options	19,691	25,254	38,058
Weighted average common shares outstanding, assuming dilution	9,321,558	10,102,760	10,241,121

Earnings per share - diluted	$0.69	$0.63	$0.75

Outstanding options and restricted stock awards excluded as anti-dilutive	31,477	60,433	-

For additional disclosures regarding the restricted stock awards and the employee stock options, see Note 11. The net effect of converting stock options and restricted stock grants to purchase 90,085, 68,400, and 107,001 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2016, 2015, and 2014, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Goodwill is not amortized, but is evaluated at least annually for impairment.  We completed our annual goodwill impairment analysis as of December 31 for each of the years ended December 31, 2016, 2015, and 2014  and determined that no adjustment to the carrying value of goodwill was required.

A summary of changes in our goodwill is as follows:

	Leather Factory	Tandy Leather	Total
Balance, January 1, 2015	$588,380	$383,406	$971,786
Foreign exchange gain/loss	(18,430)	-	(18,430)
Balance, December 31, 2015	$569,950	$383,406	$953,356
Foreign exchange gain/loss	2,845	-	2,845
Balance, December 31, 2016	$572,795	$383,406	$956,201

Our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$545,279	$9,090
Non-Compete Agreements	175,316	163,566	11,750
	$729,685	$708,845	$20,840

	As of December 31, 2015
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$544,504	$9,865
Non-Compete Agreements	174,665	157,248	17,417
	$729,034	$701,752	$27,282

Excluding goodwill, we have no intangible assets not subject to amortization under U.S. GAAP.  Amortization of intangible assets of $6,442 in 2016, $40,744 in 2015, and $45,202 in 2014 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense as follows for the next five years:

	Leather Factory	Tandy Leather	Total
2017	90	1,667	1,757
2018	-	1,417	1,417
2019	-	666	666
2020	-	666	666
2021	-	666	666
Thereafter	-	5,668	5,668

•	Fair value of financial Instruments

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

•	Share-based compensation

We have one stock option plan which permits annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant and with a ten year term.  These options vest and become exercisable six months from the option grant date.  Under this plan, no stock options were awarded in 2016, 2015 or 2014, therefore, we did not recognize any share based compensation expense for these options during those periods.

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

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $1,982,000, $2,012,000, and $2,046,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $213,000 and $181,000 at December 31, 2016 and 2015, respectively.  Total advertising expense was $4,759,000 in 2016; $4,826,000 in 2015; and $4,339,000 in 2014.

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

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Write-offs have historically not been material, but are evaluated for write off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was approximately $2,400 and $1,700 at December 31, 2016 and 2015, respectively.

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

4.  BALANCE SHEET COMPONENTS

	December 31, 2016	December 31, 2015
INVENTORY
On hand:
Finished goods held for sale	$30,684,026	$30,487,764
Raw materials and work in process	1,034,041	1,284,567
Inventory in transit	1,459,472	1,812,208
TOTAL	$33,177,539	$33,584,539

PROPERTY AND EQUIPMENT
Building	$9,105,286	$9,232,066
Land	1,451,132	1,451,132
Leasehold improvements	1,350,916	1,192,761
Equipment and machinery	5,991,343	5,086,770
Furniture and fixtures	7,342,642	6,889,642
Vehicles	295,033	139,837
	25,536,352	23,992,208
Less: accumulated depreciation	(9,884,559)	(8,297,155)
TOTAL	$15,651,793	$15,695,053

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$2,123,942	$2,631,971
Accrued payroll	689,150	255,058
Deferred revenue	909,297	902,236
Sales and payroll taxes payable	494,720	383,657
Inventory in transit	1,432,590	1,542,352
Other	287,488	330,278
TOTAL	$5,937,187	$6,045,552

Depreciation expense was $1,717,548, $1,520,385, and $1,391,422 for the years ended December 31, 2016, 2015, and 2014, respectively.

Loss (gain) from abandonment and/or disposal of assets, which is included in operating expenses, is as follows, by segment:

Year ended December 31	Wholesale	Retail	International	Total
2016	$13,706	$3,993	($ 714)	$ 16,985
2015	10,361	9,222	11,481	31,064
2014	7,681	11,089	47	18,820

5.  NOTES PAYABLE AND LONG-TERM DEBT

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA dba Bank of Texas (“BOKF”), which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 25, 2016, this line of credit was amended to extend the maturity from September 18, 2017 to September 18, 2018.  The Business Loan Agreement contains covenants that we will maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and that we will maintain a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly and are based on a trailing four quarter basis.

Also on September 18, 2015, we executed a Promissory Note with BOKF, which provides us with a line of credit facility of up to $10,000,000 for the purpose of purchasing our common stock.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the purchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  During this time period, we will make monthly interest-only payments. At the end of this time period, the principal balance will be rolled into a 4-year term note.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  During the year ended December 31, 2016, we drew approximately $3.7 million on this line of credit which was used to purchase approximately 520,500 shares of our common stock.  At December 31, 2016, the unused portion of the line of credit was approximately $7.6 million.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.557% and 2.263% at December 31, 2016 and December 31, 2015, respectively).

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

On July 12, 2012, we executed a Line of Credit Note with JPMorgan Chase Bank, N.A., for a revolving credit facility of up to $4 million, which was subsequently increased to $6 million.  The note expired on September 30, 2015.  There was no balance owed on the line of credit at the expiration date.

At December 31, the amount outstanding under the above agreements consisted of the following:

	2016	2015
Business Loan Agreement with BOKF, NA – collateralized by real estate; payable as follows:
Line of Credit Note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2021	$7,371,729	$3,711,225

Line of Credit Note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2018	-	-
	$7,371,729	$3,711,225
Less current maturities	614,311	231,952
	$6,757,419	$3,479,273

The terms of the above lines of credit contain various covenants for which we were in compliance as of December 31, 2016 and 2015.

Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2017	$614,311
2018	1,842,932
2019	1,842,932
2020	1,842,932
2021	1,228,622
$7,371,729

6.  CAPITAL LEASE OBLIGATIONS

We lease certain telecommunication equipment under a capital lease agreement.  The asset subject to the agreement totaled $227,783, of which $210,904 and $22,152 was included in Property and Equipment at December 31, 2016 and 2015, respectively, and $16,879 and $205,631 which was included in Prepaid Equipment (not placed in service) as of December 31, 2016 and 2015, respectively.  Accumulated depreciation on the assets placed in service December 31, 2016 and 2015 were approximately $21,400 and $300, respectively.  Amortization of the capitalized cost is charged to depreciation expense.

At December 31, the amounts outstanding under capital lease obligation consisted of the following:

	2016	2015
Capital Lease secured by certain telecommunication equipment – total annual principal payments of $72,686, 1.8% interest, maturing January 2018	$73,994	$156,271
Less amount representing interest	1,308	4,189
Total obligation under capital lease	72,686	152,082
Less - Current maturities	72,686	72,686
Long term obligation under capital lease	$ -	$79,396

7.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2016, 2015, and 2014, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2016	$10,600	$277,753
2015	$10,600	$290,388
2014	$10,400	$286,224

* Due to the annual limit on eligible earnings imposed by the Internal Revenue Code

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2016, 2015, or 2014.

We currently offer no postretirement or postemployment benefits to our employees.

8.  INCOME TAXES

The provision for income taxes consists of the following:

		2016	2015	2014
Current provision:
	Federal	$3,108,894	$3,045,292	$3,368,974
	State	486,565	482,186	548,225
		3,595,459	3,527,478	3,917,199

Deferred provision (benefit):
	Federal	183,520	212,563	210,343
	State	21,591	76,607	(26,853)
		205,111	289,170	183,490

		$3,800,570	$3,816,648	$4,100,689

Income before income taxes is earned in the following tax jurisdictions:

	2016	2015	2014
United States	$9,070,894	$9,272,854	$10,339,632
United Kingdom	(81,987)	(43,567)	557,776
Canada	1,034,027	813,824	874,571
Australia	82,622	48,633	102,922
Spain	97,273	127,309	(67,291)
	$10,202,829	$10,219,053	$11,807,610

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2016	2015
Deferred income tax assets:
Capitalized inventory costs	$265,454	$260,385
Warrants and share-based compensation	44,151	44,151
Accrued expenses, reserves, and other	65,631	66,444
Total deferred income tax assets	$375,236	$370,980

Deferred income tax liabilities:
Property and equipment depreciation	$1,728,265	$1,529,397
Goodwill and other intangible assets amortization	227,767	217,268
Total deferred income tax liabilities	$1,956,032	$1,746,665

The effective tax rate differs from the statutory rate as follows:

	2016	2015	2014
Statutory rate – Federal US income tax	34%	34%	34%
State and local taxes	6%	6%	5%
Non-U.S. income tax at different rates	-	-	(1%)
Domestic production activities deduction	(1%)	(1%)	(1%)
Other, net	(2%)	(2%)	(2%)
Effective rate	37%	37%	35%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2014.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2013 and December 2014 tax years.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under lease agreements that expire on dates ranging from February 2017 to February 2026.  Rent expense on all operating leases for the years ended December 31, 2016, 2015, and 2014, was $4,189,225, $3,844,641, and $3,675,788, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2016 were as follows:

Year ending December 31:
2017	$3,914,550
2018	2,999,262
2019	2,256,721
2020	1,701,366
2021	1,074,070
2022	545,740
2023	427,800
2024	246,698
2025	180,922
2026	6,206
Total minimum lease payments	$13,353,335

Legal Proceedings

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

10.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercraft.  No single customer accounted for more than 1/2% of our consolidated revenues in 2016, 2015, or 2014 and sales to our five largest customers represented 1.4%, 1.3%, and 1.7%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

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

In connection with its 2007 Director Non-Qualified Stock Option Plan for non-employee directors, there are outstanding options to purchase our common stock.  The plan, which terminates in March 2017, provides for the granting of non-qualified options at the discretion of the Compensation Committee of the Board of Directors.  Options are granted at the fair market value of the underlying common stock at the date of grant and vest after six months.  We have reserved 100,000 shares of common stock for issuance under this plan.

All options expire ten years from date of grant and are exercisable at any time after vesting.  Of the 100,000 shares available for issuance, there are 21,400 un-optioned shares available for future grants.

A summary of stock option transactions for the years ended December 31 is as follows:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	68,400	$5.17	72,400	$5.16	84,600	$5.04
Granted	-	-	-	-	-	-
Forfeited or expired	(12,000)	5.30	(2,000)	4.96	-	-
Exchanged	-	-	-	-	-	-
Exercised	-	-	(2,000)	4.96	(12,200)	4.32
Outstanding at December 31	56,400	$5.14	68,400	$5.17	72,400	$5.16
Exercisable at end of year	56,400	$5.14	68,400	$5.17	72,400	$5.16
Weighted-average fair value of
options granted during year	n/a		n/a		n/a

The following table summarizes all of our outstanding options which are fully vested and exercisable at December 31, 2016:

	Options Outstanding & Exercisable
		Weighted	Weighted
		Average	Average
	Option	Exercise	Maturity
Exercise Price Range	Shares	Price	(Years)
$4.41	20,400	$4.41	3.77
$4.80	9,000	4.80	4.22
$5.30 to $6.87	27,000	5.81	4.95
	56,400	$5.14	4.41

Other information pertaining to option activity during the twelve month periods ended December 31 are as follows:

	2016	2015	2014
Weighted average grant-date fair value of stock options granted	n/a	n/a	n/a
Total fair value of stock options vested	n/a	n/a	n/a
Total intrinsic value of stock options exercised	$ -	$2,953	$14,816

As of December 31, 2016, there was no unrecognized compensation cost related to non-vested stock options.  Cash received from the exercise of stock options for the years ended December 31, 2016, 2015, and 2014 was $ -, $9,920 and $52,722, respectively.  Because we had no awards of stock options in 2016, 2015 and 2014, we were not required to record compensation cost.

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

In February 2014, our Chief Executive Officer, Chief Financial Officer, and Senior Vice President were awarded restricted stock grants consisting of 9,375 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,619 shares each.   In February 2015, our Chief Executive Officer, Chief Financial Officer and Senior Vice President were awarded restricted stock grants consisting of 9,344 shares each. In addition, four of our independent directors were awarded restricted stock grants consisting of 1,613 shares each.  In March 2016, our Chief Executive Officer and President were awarded restricted stock grants consisting of 11,765 shares each. In addition, five of our independent directors were awarded restricted stock grants consisting of 2,031 shares each.  For these grants in 2016, 2015, and 2014, we recognized share based compensation expense of $199,870, $145,321, and $67,818, respectively, as a component of operating expenses.

A summary of the activity for nonvested restricted common stock awards as of December 31, 2016 and 2015 is as follows:

	Shares	Grant Fair Value
Balance, January 1, 2015	34,601	$8.96
Granted	34,484	8.99
Forfeited	-	-
Vested	(8,652)	8.96
Balance, December 31, 2015	60,433	$8.97

Balance, January 1, 2016	60,433	$8.97
Granted	33,685	7.14
Forfeited	(8,187)	8.97
Vested	(20,784)	8.97
Balance, December 31, 2016	65,147	$8.03

As of December 31, 2016, there was unrecognized compensation cost related to non-vested restricted stock awards of $374,040 which will be recognized in each of the following years as follows:

2017	$173,136
2018	123,693
2019	67,190
2020	10,021

Of the 300,000 shares available for issuance, there are 197,230 shares available for future awards.

b)	Cash Dividend

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

On June 6, 2013, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, par value $0.0024 per share, to stockholders of record at the close of business on June 16, 2013.  Each Right entitles the registered holder to purchase from us one one-thousandth of a newly created series of preferred stock at an exercise price of $30.00 per right.  The Rights are exercisable in the event any person or group acquires 20% or more of our outstanding common stock (an “Acquiring Person”), or commences a tender offer or exchange offer that would result in such person becoming an Acquiring Person.  An exception is included in the Rights Plan in order to ensure that certain owners are not by virtue of their share ownership automatically deemed to be an Acquiring Person upon adoption of the plan unless any such owner subsequently accrues additional shares of our common stock and after giving effect to such acquisition owns 20% or more of our outstanding common stock. The Rights, as amended, will expire at 5:00 P.M. Eastern on June 6, 2017, unless such date is advanced or extended or unless the Rights are earlier redeemed or exchanged by our Board.

d)	Share Repurchase Program

In August 2015, our Board authorized a share repurchase program where we may repurchase up to 1.2 million shares of our common stock through August 2016.  On June 7, 2016, the program was amended to increase the number of shares available to purchase from 1.2 million to 2.2 million and to extend the termination date from August 9, 2016 to August 9, 2017.  In 2016, we repurchased approximately 520,500 shares of our stock, at an average price of $7.06, totaling $3.7 million.  In 2015, we repurchased approximately 529,000 shares of our stock, at an average price of $7.01, totaling $3.7 million. There were no stock repurchases in 2014.

12.  SEGMENT INFORMATION

We identify our segments based on the activities of three distinct operations:

a.	Wholesale Leathercraft, which consists of a chain of wholesale stores operating under the name, The Leather Factory, located in North America;

b.	Retail Leathercraft, which consists of a chain of retail stores operating under the name, Tandy Leather Company, located in North America;

c.
International Leathercraft, which sells to both wholesale and retail customers.  We have four stores. One store is located in each of Northampton, United Kingdom;  Sydney, Australia; Jerez, Spain; and Manchester, United Kingdom which opened in October 2015.

Our reportable operating segments have been determined as separately identifiable business units and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	Wholesale Leathercraft	Retail Leathercraft	International Leathercraft	Total
For the year ended December 31, 2016
Net Sales	$25,371,580	$53,670,340	$3,882,072	$82,923,992
Gross Profit	18,097,205	31,217,798	2,398,239	51,713,242
Operating earnings	5,254,227	4,970,546	75,958	10,300,731
Interest expense	155,189	-	-	155,189
Other expense, net	(35,290)	-	(21,997)	(57,287)
Income before income taxes	5,134,328	4,970,546	97,955	10,202,829
Depreciation and amortization	969,202	662,332	87,620	1,719,154
Fixed asset additions	869,250	740,578	87,875	1,697,704
Total assets	$50,067,046	$16,435,386	$4,150,288	$70,652,720

For the year ended December 31, 2015
Net Sales	$26,754,165	$53,714,432	$3,692,603	$84,161,200
Gross Profit	18,579,494	31,258,961	2,232,605	52,071,060
Operating earnings	4,663,590	5,689,814	121,296	10,474,700
Interest expense	330,004	-	-	330,004
Other expense, net	(63,230)	-	(11,127)	(74,357)
Income before income taxes	4,396,816	5,689,814	132,423	10,219,053
Depreciation and amortization	950,174	559,418	57,580	1,567,172
Fixed asset additions	945,998	932,231	285,811	2,164,040
Total assets	$42,141,174	$17,753,324	$4,716,578	$64,611,076

For the year ended December 31, 2014
Net Sales	$27,285,884	$51,805,944	$4,339,084	$83,430,912
Gross Profit	18,393,969	30,880,718	2,850,070	52,124,757
Operating earnings	5,300,413	6,077,345	580,271	11,958,029
Interest expense	225,584	-	-	225,584
Other expense, net	(61,984)	-	(13,181)	(75,165)
Income before income taxes	5,136,813	6,077,345	593,452	11,807,610
Depreciation and amortization	911,327	460,534	64,763	1,436,624
Fixed asset additions	909,260	1,243,123	51,807	2,204,190
Total assets	$43,000,030	$16,608,386	$3,265,458	$62,873,874

Net sales by geographic areas were as follows:

	2016	2015	2014
United States	$70,886,401	$72,061,009	$69,791,099
Canada	7,199,155	7,543,468	8,342,896
All other countries	4,838,436	4,556,723	5,296,917
	$82,923,992	$84,161,200	$83,430,912

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales for the years ended December 31, 2016, 2015, and 2014.  We do not have any significant long-lived assets outside of the United States.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers”. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued ASU No. 2015-24, Revenue from Contracts with Customers: Deferral of the Effective Date which proposed a deferral of the effective date by one year, and on July 7, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance beginning in our 2018 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Entities reporting under U.S. GAAP are not permitted to adopt this standard earlier than the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities.) We are currently evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows and financial disclosures.  Based on our procedures to date, we believe that the adoption will not have a material impact to our financial condition, results of operations or cash flows although our disclosures will be expanded.  We expect to adopt ASU 2014-09 under the modified retrospective method.  Given the nature of our business and that our sales generally occur at the counter or by shipment through common carrier at observable transaction prices with little, if any, variable consideration factors, we do not expect there to be significant changes to the amount and timing of revenue recognition.  Finally, while we offer an unconditional right of return to our customers, this has historically been immaterial to our financial condition, results of operations and cash flows (annual gross product returns represent less than 0.5% of our net sales).

In November 2015, the FASB issued ASU 2015-17, which requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The guidance is effective for annual and interim periods beginning after December 15, 2016, and may be adopted on either a prospective or retrospective basis. We early adopted this guidance on a retrospective basis, and there was no material impact to our financial statements or disclosures in our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration greater than one year.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We have not completed our review of the new guidance; however, we anticipate that upon adoption of the standard, using a modified retrospective approach, we will recognize additional assets and corresponding liabilities related to leases on our balance sheet.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
Net sales	$20,672,227	$19,552,905	$18,628,362	$24,100,498
Gross profit	12,652,746	12,895,790	11,644,871	14,519,835
Net income	1,520,997	1,820,915	1,000,350	2,059,997
Net income per common share:
Basic	$0.16	$0.19	$0.11	$0.23
Diluted	$0.16	$0.19	$0.11	$0.23
Weighted average number of common shares outstanding:
Basic	9,698,951	9,209,446	9,188,483	9,188,483
Diluted	9,718,453	9,227,941	9,206,382	9,301,867

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter
Net sales	$20,788,764	$19,773,528	$19,355,937	$24,292,971
Gross profit	12,582,927	12,814,382	11,832,697	14,841,054
Net income	1,444,407	1,507,896	1,111,344	2,338,758
Net income per common share:
Basic	$0.14	$0.15	$0.11	$0.24
Diluted	$0.14	$0.15	$0.11	$0.24
Weighted average number of common shares outstanding:
Basic	10,211,333	10,212,933	10,175,650	9,692,860
Diluted	10,241,096	10,241,164	10,199,092	9,712,571

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tandy Leather Factory, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Tandy Leather Factory, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 27, 2017

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROL PROCEDURES

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III*

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at December 31, 2016 and 2015
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014

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
Chief Executive Officer

Dated:  March 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Mannes	Chairman of the Board	March 27, 2017
Joseph R. Mannes

/s/ Shannon L. Greene	Chief Executive Officer, Director	March 27, 2017
Shannon L. Greene	(principal executive officer)

/s/ Mark J. Angus	President, Assistant Secretary, and Director	March 27, 2017
Mark J. Angus

/s/ Tina L. Castillo	Chief Financial Officer and Treasurer	March 27, 2017
Tina L. Castillo	(principal financial officer and principal accounting officer)

/s/ William M. Warren	Secretary, General Counsel, and Director	March 27, 2017
William M. Warren

/s/ Jefferson Gramm	Director	March 27, 2017
Jefferson Gramm

/s/ T. Field Lange	Director	March 27, 2017
T. Field Lange

/s/ L. Edward Martin III	Director	March 27, 2017
L. Edward Martin III

/s/ James Pappas	Director	March 27, 2017
James Pappas

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
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

10.7
$6,000,000 Promissory Note, dated August 25, 2016, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016 and incorporated by reference herein.

10.8
$15,000,000 Promissory Note, dated August 25, 2016, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2016 and incorporated by reference herein.

10.9
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