Form 10-Q
period 2017-03-31
TANDY LEATHER FACTORY INC
filed 2017-05-04
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 3, 2017
Common Stock, par value $0.0024 per share	9,275,501

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
ASSETS
CURRENT ASSETS:
Cash	$16,407,211	$16,862,304
Accounts receivable-trade, net of allowance for doubtful accounts
of $3,548 and $2,404 in 2017 and 2016, respectively	524,692	560,984
Inventory	34,382,003	33,177,539
Prepaid income taxes	474,487	964,323
Prepaid expenses	1,710,217	1,608,860
Other current assets	264,617	140,232
Total current assets	53,763,227	53,314,242

PROPERTY AND EQUIPMENT, at cost	26,156,413	25,536,352
Less accumulated depreciation and amortization	(10,350,479)	(9,884,559)
	15,805,934	15,651,793

DEFERRED INCOME TAXES	376,884	375,236
GOODWILL	957,347	956,201
OTHER INTANGIBLES, net of accumulated amortization of approximately
$709,000 and $708,000 in 2017 and 2016, respectively	20,396	20,840
OTHER assets	344,986	334,408
TOTAL ASSETS	$71,268,774	$70,652,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,424,445	$1,621,884
Accrued expenses and other liabilities	4,219,821	5,937,187
Current maturities of capital lease obligations	72,686	72,686
Current maturities of long-term debt	1,075,044	614,311
Total current liabilities	7,791,996	8,246,068

DEFERRED INCOME TAXES	1,854,493	1,956,032

LONG-TERM DEBT, net of current maturities	6,296,685	6,757,419
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,318,331 and 11,309,326 shares issued at 2017 and 2016, respectively;
9,275,501 and 9,266,496 shares outstanding at 2017 and 2016, respectively	27,164	27,142
Paid-in capital	6,413,051	6,368,279
Retained earnings	60,700,758	59,469,493
Treasury stock at cost (2,042,830 shares at 2017 and 2016)	(10,278,584)	(10,278,584)
Accumulated other comprehensive income	(1,536,789)	(1,893,129)
Total stockholders’ equity	55,325,600	53,693,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,268,774	$70,652,720

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31

	2017	2016

NET SALES	$20,149,845	$20,672,227
COST OF SALES	7,863,800	8,019,481
Gross profit	12,286,045	12,652,746

OPERATING EXPENSES	10,548,554	10,289,956
INCOME FROM OPERATIONS	1,737,491	2,362,790

OTHER (INCOME) EXPENSE:
Interest expense	36,344	23,429
Other, net	(2,651)	39
Total other (income) expense	33,693	23,468

INCOME BEFORE INCOME TAXES	1,703,798	2,339,322

PROVISION FOR INCOME TAXES	472,533	818,325

NET INCOME	$1,231,265	$1,520,997

Foreign currency translation adjustments	356,340	637,515
COMPREHENSIVE INCOME	$1,587,605	$2,158,512

NET INCOME PER COMMON SHARE:
BASIC	$0.13	$0.16
DILUTED	$0.13	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	9,308,726	9,698,951
DILUTED	9,330,919	9,718,453

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,231,265	$1,520,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458,118	414,228
Loss / (gain) on disposal or abandonment of assets	335	(12,023)
Non-cash stock-based compensation	44,794	43,762
Deferred income taxes	(103,187)	31,717
Foreign currency translation	344,789	614,366
Net changes in assets and liabilities:
Accounts receivable-trade	36,292	(129,374)
Inventory	(1,204,464)	(47,763)
Prepaid expenses	(101,357)	(112,282)
Other current assets	(126,374)	(76,076)
Accounts payable-trade	802,561	(63,065)
Accrued expenses and other liabilities	(1,717,366)	(1,471,776)
Income taxes	489,836	360,847
Total adjustments	(1,076,023)	(447,439)
Net cash provided by operating activities	155,242	1,073,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(599,757)	(606,932)
Proceeds from sale of assets	-	22,625
(Decrease) in other assets	(10,578)	(154)
Net cash used in investing activities	(610,335)	(584,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long term debt	-	2,870,000
Payments on capital lease obligations	-	(6,710)
Repurchase of common stock (treasury stock)	-	(2,870,740)
Net cash used in financing activities	-	(7,450)

NET (DECREASE) INCREASE IN CASH	(455,093)	481,647

CASH, beginning of period	16,862,304	10,962,615

CASH, end of period	$16,407,211	$11,444,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$36,344	$23,429
Income tax paid (refunds)	$17,303	$457,478

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2015	9,753,293	$27,062	$6,168,489	$(6,602,930)	$53,067,234	$(1,687,679)	$50,972,176

Stock-based compensation	33,685	80	43,682	-	-	-	43,762
Net income	-	-	-	-	1,520,997	-	1,520,997
Purchase of treasury stock	(404,423)	-	-	(2,870,740)	-	-	(2,870,740)
Translation adjustment	-	-	-	-	-	637,515	637,515
BALANCE, March 31, 2016	9,382,555	$27,142	$6,212,171	$(9,473,670)	$54,588,231	$(1,050,164)	$50,303,710

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2016	9,266,496	$27,142	$6,368,279	$(10,278,584)	$59,469,493	$(1,893,129)	$53,693,201

Stock-based compensation	9,005	22	44,772	-	-	-	44,794
Net income	-	-	-	-	1,231,265	-	1,231,265
Translation adjustment	-	-	-	-	-	356,340	356,340
BALANCE, March 31, 2017	9,275,501	$27,164	$6,413,051	$(10,278,584)	$60,700,758	$(1,536,789)	$55,325,600

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2017 and December 31, 2016, and its results of operations and cash flows for the three-month periods ended March 31, 2017 and 2016.  Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

	March 31, 2017	December 31, 2016
Inventory on hand:
Finished goods held for sale	$31,099,215	$30,684,026
Raw materials and work in process	1,079,178	1,034,041
Inventory in transit	2,203,610	1,459,472
	$34,382,003	$33,177,539

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2016, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first quarter of 2017.

The only change in our goodwill for the three-month periods ended March 31, 2017 and 2016 resulted from foreign currency translation of $1,146 and $6,428, respectively.

Other intangibles consist of the following:

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$545,473	$8,896	$554,369	$545,279	$9,090
Non-Compete Agreements	175,316	163,816	11,500	175,316	163,566	11,750
	$729,685	$709,289	$20,396	$729,685	$708,845	$20,840

We recorded amortization expense of $444 during the first quarter of 2017 compared to $3,861 during the first quarter of 2016.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

2017	1,313
2018	1,417
2019	666
2020	666
2021	666
Thereafter	$5,668

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

Comprehensive Income (loss). Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity.  Our only source of other comprehensive income is foreign currency translation adjustments

Recent Accounting Pronouncements.  In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers”. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued ASU No. 2015-24, Revenue from Contracts with Customers: Deferral of the Effective Date which proposed a deferral of the effective date by one year, and on July 7, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance beginning in our 2018 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Entities reporting under U.S. GAAP are not permitted to adopt this standard earlier than the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities.) We are currently evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows and financial disclosures.  Based on our procedures to date, we believe that the adoption will not have a material impact to our financial condition, results of operations or cash flows although our disclosures will be expanded.  We expect to adopt ASU 2014-09 under the modified retrospective method.  Given the nature of our business and that our sales generally occur at the counter or by shipment through common carrier at observable transaction prices with little, if any, variable consideration factors, we do not expect there to be significant changes to the amount and timing of revenue recognition.  Finally, while we offer an unconditional right of return to our customers, this has historically been immaterial to our financial condition, results of operations and cash flows (annual gross product returns represent less than 0.5% of our net sales).

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

Also on September 18, 2015, we executed a Promissory Note with BOKF, which provides us with a line of credit facility of up to $10,000,000 for the purpose of purchasing our common stock.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the purchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  During this time period, we will make monthly interest-only payments. At the end of this time period, the principal balance will be rolled into a 4-year term note.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   There were no amounts drawn on this line during the quarter ended March 31, 2017.  For the quarter ended March 31, 2016, we drew approximately $2.9 million on this line which was used to purchase approximately 404,000 shares of our common stock.  At March 31, 2017, the unused portion of the line of credit was approximately $7.6 million.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.826% and 2.557% at March 31, 2017 and December 31, 2016, respectively).

At March 31, 2017 and December 31, 2016, the amount outstanding under the above agreements consisted of the following:

	2017	2016
Business Loan Agreement with BOKF, NA – collateralized by real estate; payable as follows:
Line of Credit Note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2021	$7,371,729	$7,371,729

Line of Credit Note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2018	-	-
	$7,371,729	$7,371,729
Less current maturities	1,075,044	614,311
	$6,296,685	$6,757,419

3.  CAPITAL LEASE OBLIGATIONS

We lease certain telecommunication equipment under a capital lease agreement.  The asset subject to the agreement totaled $227,783, of which $212,893 and $210,904 is included in Property and Equipment at March 31, 2017 and December 31, 2016, respectively, and $14,890 and $16,879 is included in Prepaid Equipment (not placed in service) as of March 31, 2017 and December 31, 2016, respectively.  Accumulated depreciation on the assets placed in service was approximately $27,300 and $21,400 at March 31, 2017 and December 31, 2016, respectively.  Amortization of the capitalized cost is charged to depreciation expense.   The final installment of our capital lease obligations, due at the end of 2017, is equal to $72,686 and is included in current liabilities as of March 31, 2017.

4. STOCK-BASED COMPENSATION
We have one stock option plan that terminated in March 2017.  This plan permitted annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Under this plan, no options were awarded to directors during the quarters ended March 31, 2017 and 2016 and therefore, no share based compensation expense was recorded for the quarters ended March 31, 2017 and 2016, respectively.  During the three months ended March 31, 2017 and 2016, the stock option activity under this expired stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	$5.14	56,400
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2017	$5.14	56,400	4.24	$172,584
Exercisable, March 31, 2017	$5.14	56,400	4.24	$172,584

Outstanding, January 1, 2016	$5.17	68,400
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2016	$5.17	68,400	5.24	$83,933
Exercisable, March 31, 2016	$5.17	68,400	5.24	$83,933

As of March 31, 2017, there was no unrecognized compensation cost related to non-vested stock options.

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
In February 2017, our five independent directors were awarded restricted stock grants consisting of 1,801 shares each. In March 2016, our Chief Executive Officer and President were awarded restricted stock grants consisting of 11,765 shares each, and our five independent directors were awarded restricted stock grants consisting of 2,031 shares each. All of these grants vest in equal annual amounts over a four-year period.  The fair value of these restricted stock grants is based on the market value of our common stock on the date of grant.  Compensation costs for these awards is recognized on a straight-line basis over the four-year vesting period.

A summary of the activity for non-vested restricted common stock awards as of March 31, 2017 and 2016 is presented below:
	Shares	Award Fair Value
Balance, January 1, 2017	62,046	$8.24
Granted	9,005	$8.05
Forfeited	-	-
Vested	(21,013)	8.49
Unvested Balance, March 31, 2017	50,038	$8.22

Balance, January 1, 2016	60,433	$8.97
Granted	33,685	$7.14
Forfeited	(8,187)	8.97
Vested	(20,784)	8.97
Unvested Balance, March 31, 2016	65,147	$8.03

As of March 31, 2017, there was unrecognized compensation cost related to non-vested restricted stock awards of $401,737 which will be recognized in each of the following years as follows:

2017	$143,444
2018	141,816
2019	85,313
2020	28,144
2021	3,020

5. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2017 and 2016:

	2017	2016
Net income	$1,231,265	$1,520,997
Numerator for basic and diluted earnings per share	$1,231,265	$1,520,997

Denominator for basic earnings per share – weighted-average shares	9,308,726	9,698,951

Effect of dilutive securities:
Stock options	19,729	19,461
Restricted stock	2,464	41
Dilutive potential common shares	22,193	19,502

Denominator for diluted earnings per share – weighted-average shares	9,330,919	9,718,453

Basic earnings per share	$0.13	$0.16
Diluted earnings per share	$0.13	$0.16

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 109,545 and 149,922 shares of common stock have been included in the computations of diluted EPS for the quarters ended March 31, 2017 and 2016, respectively.

6. COMMITMENTS AND CONTINGENCIES
Legal Proceedings.  We are periodically involved in litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

7. SEGMENT INFORMATION
Effective January 1, 2017, we updated our reporting segments to better reflect how management analyzes the business and allocates resources, as follows:

Prior Reporting Structure	New Reporting Structure
1. Wholesale – chain of wholesale stores operating under the name, The Leather Factory, located in North America	1. North America – chain of stores located in North America (combined prior Wholesale and Retail)
2. Retail – chain of retail stores operating under the name, Tandy Leather Company, located in North America	2. International – no change
3. International – four stores, 2 located in UK, 1 in Spain and 1 in Australia

Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.  The 2016 segment information has been restated to conform to the current segment structure.
	North America	International	Total
For the quarter ended March 31, 2017
Net sales	$19,231,714	$918,131	$20,149,845
Gross profit	11,752,957	533,088	12,286,045
Operating income (loss)	1,811,563	(74,072)	1,737,491
Interest expense	36,344	-	36,344
Other (income) expense, net	(17,654)	15,003	(2,651)
Income (loss) before income taxes	1,792,873	(89,075)	1,703,798

Depreciation and amortization	436,281	21,837	458,118
Fixed asset additions	597,826	1,931	599,757
Total assets	$67,016,728	$4,252,046	$71,268,774

For the quarter ended March 31, 2016
Net sales	$19,739,491	$932,736	$20,672,227
Gross profit	12,084,809	567,937	12,652,746
Operating income	2,341,209	21,581	2,362,790
Interest expense	23,429	-	23,429
Other (income) expense, net	(5,746)	5,785	39
Income before income taxes	2,323,526	15,796	2,339,322

Depreciation and amortization	393,592	20,636	414,228
Fixed asset additions	602,864	4,068	606,932
Total assets	$60,145,915	$5,113,930	$65,259,845

Net sales for geographic areas were as follows for the three months ended March 31:

	2017	2016
United States	$17,282,664	$17,727,629
Canada	1,773,510	1,741,756
All other countries	1,093,671	1,202,842
	$20,149,845	$20,672,227
Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2017 and 2016.  We do not have any significant long-lived assets outside of the United States.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business
We are the world’s largest specialty retailer of leather and leathercraft related items.  We sell our products to our growing list of customers through company-owned stores and through orders generated from our website, www.tandyleather.com.  We are a Delaware corporation, and our common stock trades on the NASDAQ Global Market under the symbol “TLF.”  We have built our business by offering our customers quality products in one location at competitive prices.  The key to our success is our ability to grow our base business.  We grow that business by opening new locations and by increasing sales in our existing locations.  We intend to continue to expand both domestically and internationally.

We operate in two segments:  North America and International.  Prior to January 1, 2017, we operated in three segments:  Wholesale, Retail and International.  To better reflect how management analyzes the business and allocates resources, we combined Wholesale and Retail into North America effective January 1, 2017, while International remains the same. All prior year data discussed throughout this Form 10Q has been restated to conform to the new reporting segment structure.  There is no change to our consolidated financial position or results.

As of May 3, 2017, our North America segment operates 113 company-owned stores located in 42 U.S. states and 7 Canadian provinces.  Tandy Leather Factory has long been known for its specialty retail leathercraft store chain, offering quality tools, leather, accessories, kits and teaching materials. We expect to grow the number of stores to approximately 150 in the future from the 111 stores in operation at the end of 2016.  Our pace of store openings has recently picked up due to a change in strategy with a focus on growth.  To date in 2017, we have reopened one store in Harrisburg, PA, opened one new store in Allen, TX, and expect several more North America new store openings in the near future.

Our International Leathercraft segment operates 4 company-owned stores located in each of Northampton, United Kingdom; Manchester, United Kingdom; Sydney, Australia; and Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new International stores in 2017.

Critical Accounting Policies
A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Forward-Looking Statements
Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2016 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

➢	General economic conditions in the United States and abroad;
➢	Increased pressure on margins;
➢	Increases in the cost of the products we sell or a reduction in availability of those products;
➢	Challenges in implementing our planned expansion;
➢	Failure to hire and train qualified personnel to operate new and existing stores;
➢	Failure to protect our trademarks and other proprietary intellectual property rights;
➢	Negative impact of foreign currency fluctuations on our financial condition and results of operations;
➢	Information technology system failures or network disruptions;
➢	Significant data security or privacy breach of our information systems;
➢	Loss or prolonged disruption in the operation of our centralized distribution center; and
➢	Damage to our brand image.

We assume no obligation to update or otherwise revise our forward-looking statements even if experience or future changes make it clear that any projected results, express or implied, will not be realized.

Results of Operations

The following tables present selected financial data for each of our segments:

	Quarter Ended March 31, 2017		Quarter Ended March 31, 2016
	Sales	Income from Operations	Sales	Income from Operations
North America	$19,231,714	$1,811,563	$19,739,491	$2,341,209
International	918,131	(74,072)	932,736	21,581
Total	$20,149,845	$1,737,491	$20,672,227	$2,362,790

Consolidated net sales for the quarter ended March 31, 2017 decreased $522,382, or 2.5%, compared to the same period in 2016.  North America and International reported sales declines of 2.6% and 1.6%, respectively.  The sales declines were primarily due to lower volumes in January and February, while March showed a slight improvement.  Similar to other retailers, our sales were weak as we started the year, but we expect it to pick up as we move through the year.    Income from operations on a consolidated basis for the quarter ended March 31, 2017 decreased 26%, or $625,299, from the first quarter of 2016 primarily due to the decrease in sales and gross profit and an increase in operating expenses which is discussed further below.

The following table shows in comparative form our consolidated net income for the first quarters of 2017 and 2016:
	2017	2016	% change
Net income	$1,231,265	$1,520,997	(19.0%)

Additional information appears below for each segment.

North America
North America consisted of 112 stores at March 31, 2017 and 110 stores at March 31, 2016.  Four new stores opened, with one each in Nyack, NY (March 2016); Philadelphia, PA (October 2016); Lyndhurst, NJ (November 2016); and Johnston, RI (December 2016).  Two stores closed, one in Tucson, AZ (March 2016) and Allentown, PA (April 2016), while our Harrisburg, PA store was temporarily closed from April 2016 to December 2016.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 03/31/17	# Stores	Qtr Ended 03/31/16	$ Change	% Change
Same store sales	108	$18,737,881	108	$19,175,528	$(437,647)	(2.3%)
New store sales	4	407,665	1	79,654	328,001	411.8%
Closed store sales	3	86,178	3	484,309	(398,131)	(82.2%)
Total sales	112	$19,231,714	110	$19,739,491	$(507,777)	(2.6)%

The following table presents our sales mix by customer categories for the quarters ended March 31:

Customer Group	2017	2016
RETAIL (end users, consumers, individuals)	57%	56%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	2%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	37%	38%
MANUFACTURERS	3%	4%
	100%	100%

Net sales decreased 2.6%, or $508,000, for the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower volumes in January and February.  Sales to our retail customers increased in the first quarter of 2017 compared to the first quarter of 2016, while sales to our wholesale and manufacturer groups declined.

Income from operations for North America during the current quarter decreased by 22.6% or $530,000 from the comparative 2016 quarter.  A decrease in gross profit of $332,000 and an increase in operating expenses of $198,000 contributed to the decline in income from operations.  Gross profit as a percentage of sales decreased slightly from 61.2% in the first quarter of 2016 to 61.1% in the first quarter of 2017, due to a decrease in sales of higher margin products compared to last year’s first quarter, offset by customer mix.  Operating expenses increased 2.0% compared to last year’s comparable period.  The most significant expense increases occurred in personnel, occupancy and selling costs related to our new stores as well as the increase in our store manager salaries and the rollout of our district manager program.  We believe these investments in personnel and new stores are laying the foundation for future profitable growth.

International Leathercraft
International Leathercraft consists of all stores located outside of North America.  As of March 31, 2017 and 2016, the segment contained four stores, two of which are located in United Kingdom and one each in Australia and Spain (there were no new or closed stores). This segment’s sales totaled approximately $918,000 for the first quarter of 2017, compared to approximately $933,000 in the first quarter of 2016, a decrease of $15,000 or 1.6%.  Gross profit margin declined from 60.9% in 2016 to 58.1% in 2017, primarily due to the impact of changes in foreign currency exchange rates in the UK which makes our products more expensive and compressing gross profit.  International’s operating expenses increased by $61,000 due to higher personnel and advertising costs.  Operating expenses totaled approximately $607,000 in the first quarter of 2017, up from approximately $546,000 in the first quarter of 2016.  Overall, advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses
We paid $36,000 in interest on our bank debt in the first quarter of 2017, compared to $23,000 in the first quarter of 2016 due to a slightly higher interest rate and higher weighted average outstanding balance in 2017 compared to 2016.  We recorded expense of $16,000 for currency fluctuations in the first quarter of 2017, compared to $8,000 in the first quarter of 2016.

Capital Resources, Liquidity and Financial Condition
On our consolidated balance sheet, total assets increased from $70.6 million at year-end 2016 to $71.3 million at March 31, 2017.  Total stockholders’ equity increased from $53.7 million at December 31, 2016 to $55.3 million at March 31, 2017, due to net income earned in the first quarter of 2017.  Our current ratio increased from 6.5 at December 31, 2016 to 6.9 at March 31, 2017 due primarily to the reduction in accrued liabilities for bonuses paid in the first quarter of 2017.

 As of March 31, 2017, our investment in inventory increased by $1.2 million from year-end 2016, as we stocked up following the holiday sales.  Inventory turnover reached an annualized rate of 2.4 times during the first quarter of 2017, decreasing from 2.5 times for the first quarter of 2016.  Inventory turnover was 2.5 times for all of 2016.  We compute our inventory turns as sales divided by average inventory.

Accounts payable increased approximately $803,000 to $2.4 million at March 31, 2017 compared to $1.6 million at year-end 2016 due to timing of payments. Accrued expenses decreased from $5.9 million at December 31, 2016 to $4.2 million at March 31, 2017.  The payment of the 2016 manager bonuses during the first quarter of 2017 primarily accounted for the reduction.

During the first quarter of 2017, cash flow provided by operating activities was $0.2 million, composed of net income of $1.2 million, plus $458,000 of depreciation and amortization, plus $345,000 of foreign currency translation, offset by changes in working capital including purchases of inventory and payments of 2016 bonus.

By comparison, during the first quarter of 2016, cash flow provided by operating activities was $1.1 million, composed of net income of $1.5 million, plus $414,000 of depreciation and amortization, plus $614,000 of foreign currency translation, offset by the decrease in accrued expenses and other liabilities of $1.5 million.

Cash flow used in investing activities totaled approximately $610,000 and $584,000 in the first quarters of 2017 and 2016, respectively, consisting primarily of the purchase of fixtures for new stores, store moves and remodels and computer equipment, and in 2017 vehicles and computer equipment for our new district managers.

There were no cash flows used in or provided by financing activities in the first quarter of 2017, compared to $7,450 used in financing activities in the first quarter of 2016.  In 2016, we purchased $2.9 million of treasury stock, funded primarily through drawdowns on our line of credit with BOKF, and made a scheduled payment on our capital lease obligation for $6,710.

We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For disclosures about market risk affecting us, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for fiscal year ended December 31, 2016.  We believe that our exposure to market risks has not changed significantly since December 31, 2016.  We expect that our exposure to foreign currency exchange risk will increase as our international presence increases.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2017. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31	-	-	-	1,150,793
February 1 – February 28	-	-	-	1,150,793
March 1 – March 31	-	-	-	1,150,793
Total	-	-	-	1,150,793

(1)
Represents shares which may be purchased through our stock repurchase program, announced on August 10, 2015, permitting us to repurchase up to 1.2 million shares of our common stock at prevailing market prices.  On June 7, 2016, this program was amended to increase the number of shares from 1.2 million to 2.2 million and to extend the termination date from August 9, 2016 to August 9, 2017.  Purchases under the program commenced on August 24, 2015 and will terminate on August 9, 2017.

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

*31.1	13a-14(a) or 15d-14(a) Certification by Shannon L. Greene, Chief Executive Officer.
*31.2	13a-14(a) or 15d-14(a) Certification by Tina L. Castillo, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Document.
*101.DEF	XBRL Taxonomy Extension Definition Document.
*101.LAB	XBRL Taxonomy Extension Labels Document.
*101.PRE	XBRL Taxonomy Extension Presentation Document.
____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 4, 2017	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Executive Officer

Date: May 4, 2017	By: /s/ Tina L. Castillo
Tina L. Castillo
Chief Financial Officer