Form 10-Q
period 2017-06-30
TANDY LEATHER FACTORY INC
filed 2017-08-03
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 1, 2017
Common Stock, par value $0.0024 per share	9,270,862

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
ASSETS
CURRENT ASSETS:
Cash	$14,841,370	$16,862,304
Accounts receivable-trade, net of allowance for doubtful accounts
of $16,209 and $2,404 in 2017 and 2016, respectively	497,317	560,984
Inventory	37,327,488	33,177,539
Prepaid income taxes	455,423	964,323
Prepaid expenses	1,478,762	1,608,860
Other current assets	140,488	140,232
Total current assets	54,740,848	53,314,242

PROPERTY AND EQUIPMENT, at cost	26,585,838	25,536,352
Less accumulated depreciation and amortization	(10,831,122)	(9,884,559)
	15,754,716	15,651,793

DEFERRED INCOME TAXES	404,615	375,236
GOODWILL	959,797	956,201
OTHER INTANGIBLES, net of accumulated amortization of approximately
$709,000 and $708,000 in 2017 and 2016, respectively	19,954	20,840
OTHER ASSETS	363,529	334,408
TOTAL ASSETS	$72,243,459	$70,652,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,484,043	$1,621,884
Accrued expenses and other liabilities	4,471,813	5,937,187
Current maturities of capital lease obligations	72,686	72,686
Current maturities of long-term debt	1,535,778	614,311
Total current liabilities	7,564,320	8,246,068

DEFERRED INCOME TAXES	1,838,066	1,956,032

LONG-TERM DEBT, net of current maturities	5,835,952	6,757,419
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;		-
none issued or outstanding; attributes to be determined on issuance	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,313,692 and 11,235,992 shares issued at 2017 and 2016, respectively;
9,270,862 and 9,193,162 shares outstanding at 2017 and 2016, respectively	27,153	26,966
Paid-in capital	6,762,832	6,368,455
Retained earnings	61,728,490	59,469,493
Treasury stock at cost (2,042,830 shares at 2017 and 2016, respectively)	(10,278,584)	(10,278,584)
Accumulated other comprehensive income	(1,234,770)	(1,893,129)
Total stockholders’ equity	57,005,121	53,693,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,243,459	$70,652,720

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30

	THREE MONTHS		SIX MONTHS
	2017	2016	2017	2016
NET SALES	$19,280,770	$19,522,905	$39,430,615	$40,195,132

COST OF SALES	6,385,236	6,627,115	14,249,036	14,646,596

Gross profit	12,895,534	12,895,790	25,181,579	25,548,536

OPERATING EXPENSES	11,240,097	10,056,899	21,788,651	20,346,855

INCOME FROM OPERATIONS	1,655,437	2,838,891	3,392,928	5,201,681

OTHER INCOME (EXPENSE):
Interest expense	(53,680)	(42,027)	(90,024)	(65,456)
Other, net	17,012	23,434	19,663	23,395
Total other income (expense)	(36,668)	(18,593)	(70,361)	(42,061)

INCOME BEFORE INCOME TAXES	1,618,769	2,820,298	3,322,567	5,159,620

PROVISION FOR INCOME TAXES	591,037	999,383	1,063,570	1,817,708

NET INCOME	$1,027,732	$1,820,915	$2,258,997	$3,341,912

Foreign currency translation adjustments	302,019	(382,762)	658,359	254,753
COMPREHENSIVE INCOME	$1,329,751	$1,438,153	$2,917,356	$3,596,665

NET INCOME PER COMMON SHARE:
Basic	$0.11	$0.19	$0.24	$0.35
Diluted	$0.11	$0.19	$0.24	$0.35

Weighted Average Number of Shares Outstanding:
Basic	9,225,960	9,209,446	9,212,846	9,418,645
Diluted	9,229,129	9,227,941	9,225,474	9,437,620

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,258,997	$3,341,912
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	929,408	831,793
(Gain) / loss on disposal or abandonment of assets	515	(6,560)
Non-cash stock-based compensation	171,160	113,302
Deferred income taxes	(147,345)	(4,676)
Foreign currency translation	627,609	256,309
Net changes in assets and liabilities:
Accounts receivable-trade	63,667	1,382
Inventory	(4,149,949)	(2,720,056)
Prepaid expenses	130,098	(108,971)
Other current assets	(256)	(62,788)
Accounts payable-trade	(137,841)	(589,863)
Accrued expenses and other liabilities	(1,465,374)	(1,066,056)
Income taxes payable	508,900	(216,328)
Total adjustments	(3,469,408)	(3,572,512)
Net cash used in operating activities	(1,210,411)	(230,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,004,906)	(898,007)
Proceeds from sale of assets	100	26,703
Decrease in other assets	(29,121)	352
Net cash used in investing activities	(1,033,927)	(870,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long term debt	-	3,660,505
Payments on capital lease obligations	-	(6,710)
Repurchase of common stock (treasury stock)	-	(3,675,654)
Proceeds from exercise of stock options	223,404	-
Net cash provided by (used in) financing activities	223,404	(21,859)

NET DECREASE IN CASH	(2,020,934)	(1,123,411)

CASH, beginning of period	16,862,304	10,962,615

CASH, end of period	$14,841,370	$9,839,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$90,024	$65,456
Income tax paid during the period, net of refunds	$554,670	$2,034,036

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2015	9,753,293	$27,062	$6,168,489	$(6,602,930)	$53,067,234	$(1,687,679)	$50,972,176

Purchase of treasury stock	(520,482)	-	-	(3,675,654)	-	-	(3,675,654)
Stock-based compensation	33,685	80	113,222	-	-	-	113,302
Net income	-	-	-	-	3,341,912	-	3,341,912
Translation adjustment	-	-	-	-	-	254,753	254,753
BALANCE, June 30, 2016	9,266,496	$27,142	$6,281,711	$(10,278,584)	$56,409,146	$(1,432,926)	$51,006,489

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2016	9,193,162	$26,966	$6,368,455	$(10,278,584)	$59,469,493	$(1,893,129)	$53,693,201

Exercise of stock options	44,400	107	223,297.	-	-	-	223,404
Stock-based compensation	33,300	80	171,080	-	-	-	171,160
Net income	-	-	-	-	2,258,997	-	2,258,997
Translation adjustment	-	-	-	-	-	658,359	658,359
BALANCE, June 30, 2017	9,270,862	$27,153	$6,762,832	$(10,278,584)	$61,728,490	$(1,234,770)	$57,005,121
6

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2017 and December 31, 2016, and its results of operations and cash flows for the three and six-month periods ended June 30, 2017 and 2016.  Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	June 30, 2017	December 31, 2016
Inventory on hand:
Finished goods held for sale	$33,665,227	$30,684,026
Raw materials and work in process	1,574,142	1,034,041
Inventory in transit	2,088,119	1,459,472
	$37,327,488	$33,177,539

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2016, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first half  of 2017.

The only change in our goodwill for the six-month periods ended June 30, 2017 and 2016 resulted from foreign currency translation of $3,596 and $6,512, respectively.

Other intangibles consist of the following:

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$545,665	$8,704	$554,369	$545,279	$9,090
Non-Compete Agreements	175,316	164,066	11,250	175,316	163,566	11,750
	$729,685	$709,731	$19,954	$729,685	$708,845	$20,840

We recorded amortization expense of $886 during the six months ended June 30, 2017 compared to $5,054 during the first half of 2016.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

2017	871
2018	1,417
2019	666
2020	666
2021	666
Thereafter	$5,668

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

Comprehensive Income (loss). Comprehensive income includes net income and certain other items that are recorded directly to Stockholders’ Equity.  Our only source of other comprehensive income is foreign currency translation adjustments

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers”. The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, FASB issued ASU No. 2015-24, Revenue from Contracts with Customers: Deferral of the Effective Date which proposed a deferral of the effective date by one year, and on July 7, 2015, FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are therefore required to apply the new revenue guidance beginning in our 2018 interim and annual financial statements. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Entities reporting under U.S. GAAP are not permitted to adopt this standard earlier than the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities.) We are currently evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows and financial disclosures.  Based on our procedures to date, we believe that the adoption will not have a material impact to our financial condition, results of operations or cash flows although our disclosures will be expanded.  We expect to adopt ASU No. 2014-09 under the modified retrospective method.  Given the nature of our business and that our sales generally occur at the counter or by shipment through common carrier at observable transaction prices with little, if any, variable consideration factors, we do not expect there to be significant changes to the amount and timing of revenue recognition.  Finally, while we offer an unconditional right of return to our customers, this has historically been immaterial to our financial condition, results of operations and cash flows (annual gross product returns historically have represent less than 0.5% of our net sales over the last three years).

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

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas (“BOKF”) which provides us with a line of credit facility of up to $10,000,000 for the purpose of purchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permits us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2018.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the purchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  During this time period, we are required to make monthly interest-only payments. At the end of this time period, we expect that the principal balance will be rolled into a 4-year term note. We are currently working to amend this Promissory Note to extend the drawdown period and conversion date from August 25, 2017 to August 25, 2018 to align with our stock buyback program.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   There were no amounts drawn on this line during the six months ended June 30, 2017.  For the six months ended June 30, 2016, we drew approximately $3.7 million on this line which was used to purchase approximately 520,500 shares of our common stock.  At June 30, 2017, the unused portion of the line of credit was approximately $7.6 million.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 25, 2016, this line of credit was amended to extend the maturity from September 18, 2017 to September 18, 2018.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and that we will maintain a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the six month periods ended June 30, 2017 and 2016, there were no amounts drawn on this line.

Amounts drawn under either facility accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.860% and 2.557% at June 30, 2017 and December 31, 2016, respectively).

The amount outstanding under the above agreements consisted of the following:

	6/30/2017	12/31/2016
Line of Credit, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above –matures September 18, 2021	$7,371,730	$7,371,730
Line of Credit, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – matures September 18, 2018	-	-
	$7,371,730	$7,371,730
Less current maturities	1,535,778	614,311
	$5,835,952	$6,757,419
3.  CAPITAL LEASE OBLIGATIONS

We lease certain telecommunication equipment under a capital lease agreement.  The asset subject to the agreement totaled $227,783, of which $217,114 and $210,904 is included in Property and Equipment at June 30, 2017 and December 31, 2016, respectively, and $10,669 and $16,879 is included in Prepaid expenses (not placed in service) as of June 30, 2017 and December 31, 2016, respectively.  Accumulated depreciation on the assets placed in service was approximately $33,300 and $21,400 at June 30, 2017 and December 31, 2016, respectively.  Amortization of the capitalized cost is charged to depreciation expense.   The final installment of our capital lease obligations, due at the end of 2017, is equal to $72,686 and is included in current liabilities as of June 30, 2017.

4. STOCK-BASED COMPENSATION
We have one stock option plan that terminated in March 2017.  This plan permitted annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Under this plan, no options were awarded to directors during the six months ended June 30, 2017 or 2016 and therefore, no share based compensation expense was recorded for the six months ended June 30, 2017 or 2016.  During the six months ended June 30, 2017 and 2016, the stock option activity under this now expired stock option plans was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	$5.14	56,400
Granted	-	-
Cancelled	$5.14	(12,000)
Exercised	$5.14	(44,400)	3.99	$155,606
Outstanding, June 30, 2017	$-	-	-	$-
Exercisable, June 30, 2017	$-	-	-	$-

Outstanding, January 1, 2016	$5.17	68,400
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, June 30, 2016	$5.17	68,400	4.99	$83,933
Exercisable, June 30, 2016	$5.17	68,400	4.99	$83,933

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

On June 6, 2017, vesting for certain restricted stock grants to three of our independent directors whose Board service had just completed were accelerated which resulted in $104,000 of compensation expense that was recognized in the three and six months ended June 30, 2017.

A summary of the activity for non-vested restricted common stock awards as of June 30, 2017 and 2016 is presented below:
	Shares	Award Fair Value
Balance, January 1, 2017	62,046	$8.24
Granted	9,005	8.05
Forfeited	(5,403)	8.05
Vested	(28,847)	7.84
Unvested Balance, June 30, 2017	36,801	$7.93

Balance, January 1, 2016	60,433	$8.97
Granted	33,685	7.14
Forfeited	(8,187)	8.97
Vested	(20,784)	8.97
Unvested Balance, June 30, 2016	65,147	$8.03

As of June 30, 2017, unrecognized compensation cost related to non-vested restricted stock awards was $241,242 which we expect will be recognized in each of the following years as follows:

2017	$66,928
2018	100,127
2019	58,126
2020	14,853
2021	1,208

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$1,027,732	$1,820,915	$2,258,997	$3,341,912
Numerator for basic and diluted earnings per share	1,027,732	1,820,915	2,258,997	3,341,912

Denominator for basic EPS: weighted-average shares	9,225,960	9,209,446	9,212,846	9,418,645

Effect of dilutive securities:
Stock options	-	18,495	9,810	18,975
Restricted stock	3,169	-	2,818	-
Dilutive potential common shares	3,169	18,495	12,628	18,975
Denominator for diluted EPS-weighted-average shares	9,229,129	9,227,941	9,225,474	9,437,620

Basic earnings per share	$0.11	$0.19	$0.24	$0.35
Diluted earnings per share	$0.11	$0.19	$0.24	$0.35

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 36,801 and 133,562 shares of common stock have been included in the computations of diluted EPS for the quarters ended June 30, 2017 and 2016, respectively.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  We are periodically involved in litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position or operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

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
	North America	International	Total
For the quarter ended June 30, 2017
Net sales	$18,427,425	$853,345	$19,280,770
Gross profit	12,449,202	446,332	12,895,534
Operating income (loss)	1,814,887	(159,450)	1,655,437
Interest (expense)	(53,680)	-	(53,680)
Other income (expense), net	15,195	1,817	17,012
Income (loss) before income taxes	1,776,402	(157,633)	1,618,769

Depreciation and amortization	448,788	22,502	471,290
Fixed asset additions	387,054	18,095	405,149
Total assets	$67,412,189	$4,831,270	$72,243,459

For the quarter ended June 30, 2016
Net sales	$18,558,938	$963,967	$19,522,905
Gross profit	12,155,311	740,479	12,895,790
Operating income	2,714,312	124,579	2,838,891
Interest (expense)	(42,027)	-	(42,027)
Other income (expense), net	8,986	14,448	23,434
Income before income taxes	2,681,271	139,027	2,820,298

Depreciation and amortization	394,943	22,622	417,565
Fixed asset additions	242,235	48,840	291,075
Total assets	$61,820,547	$4,797,768	$66,618,315

	North America	International	Total
For the six months ended June 30, 2017
Net sales	$37,659,139	$1,771,476	$39,430,615
Gross profit	24,202,159	979,420	25,181,579
Operating income (loss)	3,626,450	(233,522)	3,392,928
Interest (expense)	(90,024)	-	(90,024)
Other income (expense), net	32,849	(13,186)	19,663
Income (loss) before income taxes	3,569,275	(246,708)	3,322,567

Depreciation and amortization	885,069	44,339	929,408
Fixed asset additions	984,880	20,026	1,004,906
Total assets	$67,412,189	$4,831,270	$72,243,459

For the six months ended June 30, 2016
Net sales	$38,298,429	$1,896,703	$40,195,132
Gross profit	24,240,120	1,308,416	25,548,536
Operating income	5,055,521	146,160	5,201,681
Interest (expense)	(65,456)	-	(65,456)
Other income (expense), net	14,732	8,663	23,395
Income before income taxes	5,004,797	154,823	5,159,620

Depreciation and amortization	788,535	43,258	831,793
Fixed asset additions	845,099	52,908	898,007
Total assets	$61,820,547	$4,797,768	$66,618,315

Net sales for geographic areas were as follows:

Three months ended June 30,	2017	2016
United States	$16,546,075	$16,610,634
Canada	1,646,224	1,746,547
All other countries	1,088,471	1,165,724
	$19,280,770	$19,522,905

Six months ended June 30,	2017	2016
United States	$33,828,738	$34,338,263
Canada	3,419,734	3,488,303
All other countries	2,182,143	2,368,566
	$39,430,615	$40,195,132

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three and six-month periods ended June 30, 2017 and 2016.  We do not have any significant long-lived assets outside of the United States.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer of leather and leathercraft related items.  We sell our products to our growing list of customers through company-owned stores and through orders generated from our website, www.tandyleather.com.  We are a Delaware corporation, and our common stock trades on the NASDAQ Global Market under the symbol “TLF.”  We have built our business by offering our customers quality products in one location at competitive prices.  We believe that the key to our success is our ability to profitably grow our base business.  We expect to grow that business by opening new locations and by increasing sales in our existing locations.  We are also focusing on improving our customer experience, increasing our brand awareness, and strengthening our store performance.   In early 2017, we announced a district restructuring with our store footprint divided into fifteen districts.   Each district contains six to ten stores, reporting to a district manager who is tasked with growing traffic and sales, as well as training the next generation of store managers to better serve our customers and succeed in today’s retail environment.  As of August 1, 2017, we have placed twelve of our fifteen district managers.

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

As of August 1, 2017, our North America segment operates 115 company-owned stores located in 42 U.S. states and 7 Canadian provinces.  Tandy Leather Factory has long been known for its specialty retail leathercraft store chain, offering quality tools, leather, accessories, kits and teaching materials. We expect to grow the number of stores to approximately 150 in the future.  Our pace of store openings has recently picked up due to a change in strategy with a focus on growth.  To date in 2017, we have reopened one store in Harrisburg, PA and opened new stores in Allen, TX; Miami, FL; and McAllen, TX.  We expect more North America new store openings in the future.

Our International Leathercraft segment operates four company-owned stores located in each of Northampton, United Kingdom; Manchester, United Kingdom; Sydney, Australia; and Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new International stores in 2017.

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

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2016 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

➢	General economic conditions in the United States and abroad;
➢	Increased pressure on margins;
➢	Increases in the cost of the products we sell or a reduction in availability of those products;
➢	Challenges in implementing our planned expansion and district restructuring program;
➢	Failure to hire and train qualified personnel to operate new and existing stores;
➢	Failure to protect our trademarks and other proprietary intellectual property rights;
➢	Negative impact of foreign currency fluctuations on our financial condition and results of operations;
➢	Information technology system failures or network disruptions;
➢	Significant data security or privacy breach of our information systems;
➢	Loss or prolonged disruption in the operation of our centralized distribution center; and
➢	Damage to our brand.

We assume no obligation to update or otherwise revise our forward-looking statements even if experience or future changes make it clear that any projected results, express or implied, will not be realized.

Results of Operations

Three Months Ended June 30, 2017 and 2016

The following tables present selected financial data for each of our segments:

	Quarter Ended June 30, 2017		Quarter Ended June 30, 2016
	Net Sales	Income from Operations	Net Sales	Income from Operations
North America	$18,427,425	$1,814,887	$18,558,938	$2,714,312
International	853,345	(159,450)	963,967	124,579
Total	$19,280,770	$1,655,437	$19,522,905	$2,838,891

Consolidated net sales for the quarter ended June 30, 2017 decreased $242,135, or 1.2%, compared to the same period in 2016.  North America and International reported sales declines of 0.7% and 11.5%, respectively.   Income from operations on a consolidated basis for the quarter ended June 30, 2017 decreased $1,183,454, from the second quarter of 2016 primarily due to the decrease in sales and an increase in operating expenses, primarily related to the six new stores opened since October 2016, as well as investments in our district manager program.

The following table shows in comparative form our consolidated net income for the second quarter of 2017 and 2016:
	2017	2016	% change
Net income	$1,027,732	$1,820,915	(43.6%)

Additional information appears below for each segment (see also the information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report).

North America

North America consisted of 115 stores at June 30, 2017 and 109 stores at June 30, 2016.  Six new stores opened since the beginning of the second quarter of 2016, with one each in Philadelphia, PA (October 2016); Lyndhurst, NJ (November 2016); Johnston, RI (December 2016); Allen, TX (April 2017); Miami, FL (May 2017); and McAllen, TX (May 2017).  Our Harrisburg, PA store was temporarily closed from April 2016 to December 2016.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/17	# Stores	Qtr Ended 06/30/16	$ Change	% Change
Same stores	108	$17,861,074	108	$18,485,428	$(624,354)	(3.4%)
New stores	6	447,059		-	447,059	N/A
Temp closed store	1	119,292	1	73,510	45,782	62.3%
Total net sales	115	$18,427,425	109	$18,558,938	$(131,513)	(0.7)%
The following table presents our sales mix by customer categories for the quarters ended June 30:

Customer Group	2017	2016
RETAIL (end users, consumers, individuals)	56%	53%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	4%	4%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	37%	39%
MANUFACTURERS	3%	4%
	100%	100%

Net sales decreased 0.7%, or $132,000, for the second quarter of 2017 compared to the second quarter of 2016, primarily due to unfavorable currency exchange fluctuations in the Canadian dollar and soft sales in April 2017.  By customer group, sales to our retail customers increased in the second quarter of 2017 compared to the second quarter of 2016, while sales to our wholesale and manufacturer groups declined.

Income from operations for North America during the quarter ended June 30, 2017 decreased by $899,000 from the comparative 2016 quarter due to increase in operating expenses of $1,193,000 offset by an increase in gross profit of $294,000. Gross profit as a percentage of sales improved from 65.5% in the second quarter of 2016 to 67.6% in the second quarter of 2017, due to an increase in sales of higher margin products compared to last year’s second quarter and customer mix with more retail than business sales.  Operating expenses increased 12.6% compared to last year’s comparable period.  The most significant expense increases occurred in personnel, occupancy and selling costs related to the six new stores that have opened since October 2016 as well as the increase in our store manager salaries and the investment in our district manager program.  We believe these investments in personnel and new stores are laying the foundation for future profitable growth.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of June 30, 2017 and 2016, the segment contained four stores, two of which are located in United Kingdom and one each in Australia and Spain (there were no new or closed stores). This segment’s sales totaled approximately $853,000 for the second quarter of 2017, compared to approximately $964,000 in the second quarter of 2016, a decrease of $111,000 or 11.5%, primarily due to lower average tickets and unfavorable foreign currency exchange rates in the UK and to a lesser extent, Spain.  These unfavorable exchange rates also negatively impacted our gross profit margin which declined from 77% in 2016 to 52% in 2017.  The impact of changes in foreign currency exchange rates in the UK and Spain makes our products more expensive and compresses gross profit.  International’s operating expenses of $606,000 for the second quarter of 2017 decreased by $10,000 compared to second quarter of 2016, primarily due to lower accrued bonus as a result of the unfavorable operating income performance quarter over quarter. Overall, advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid $54,000 in interest on our bank debt in the second quarter of 2017, compared to $42,000 in the second quarter of 2016 due to a slightly higher interest rate and higher weighted average outstanding balance in 2017 compared to 2016.  We recorded income of $17,000 for currency fluctuations in the second quarter of 2017, compared to $23,000 in the second quarter of 2016.

Six Months Ended June 30, 2017 and 2016

The following tables present selected financial data for each of our segments:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Net Sales	Income from Operations	Net Sales	Income from Operations
North America	$37,659,139	$3,626,450	$38,298,429	$5,055,521
International	1,771,476	(233,522)	1,896,703	146,160
Total	$39,430,615	$3,392,928	$40,195,132	$5,201,681

Consolidated net sales for the six months ended June 30, 2017 decreased $764,517, or 1.9%, compared to the same period in 2016.  North America and International reported sales declines of 1.7% and 6.6%, respectively.  Income from operations on a consolidated basis for the six months ended June 30, 2017 decreased 35%, or $1,808,753, from the first half of 2016 primarily due to the decrease in sales and an increase in operating expenses, primarily related to seven new stores opened since the beginning of 2016, as well as investments in our district manager program.

The following table shows in comparative form our consolidated net income for the first half of 2017 and 2016:

	2017	2016	% change
Net income	$2,258,997	$3,341,912	(32.4%)

Additional information appears below for each segment (see also the information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report).

North America

In addition to the six new stores mentioned previously, Nyack, NY opened in March 2016 and is considered a new store in the table below:

	# Stores	Six Months Ended 06/30/17	# Stores	Six Months Ended 06/30/16	$ Change	% Change
Same stores	107	$36,501,344	107	$37,401,837	$(900,493)	(2.4%)
New stores	7	952,325	1	338,774	613,551	181.1%
Closed/temp closed stores	3	205,470	3	557,818	(352,348)	(63.2%)
Total net sales	115	$37,659,139	109	$38,298,429	$(639,290)	(1.7)%

The following table presents our sales mix by customer categories for the six months ended June 30:

Customer Group	2017	2016
RETAIL (end users, consumers, individuals)	58%	55%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	36%	38%
MANUFACTURERS	3%	4%
	100%	100%

Net sales decreased 1.7%, or $639,000, for the first half of 2017 compared to the first half of 2016, primarily due to a soft start to the year and an overall lower average ticket as sales to our retail customers increased, while sales to our wholesale and manufacturer groups declined.   However, we have seen an uptick in the number of sales transactions in May and June, compared to the same periods in 2016.   We expect that this trend will continue into the second half of 2017 as our we roll out new products and our district managers continue to work with our store managers to develop local business and drive sales to our wholesale and manufacturer groups.

Income from operations for North America for the six months ended June 30, 2017 decreased $1,429,000 from the comparative 2016 period.  A decrease in gross profit of $38,000 and an increase in operating expenses of $1,391,000 contributed to the decline in income from operations.  Gross profit as a percentage of sales increased from 63.3% in the first half of 2016 to 64.3% in the first half of 2017, due to an increase in sales of higher margin products compared to last year’s first half and customer mix.  Operating expenses increased 7.3% compared to last year’s comparable period.  The most significant expense increases occurred in personnel, occupancy and selling costs related to the seven new stores opened as well as the increase in our store manager salaries and the investment in our district manager program.  We believe these investments in personnel and new stores are laying the foundation for future profitable growth.

International Leathercraft

International’s sales totaled approximately $1,771,000 for the first half of 2017, compared to approximately $1,897,000 in the first half of 2016, a decrease of $125,000 or 6.6%, primarily due to lower average tickets and unfavorable foreign currency exchange rates in the UK and to a lesser extent, Spain.  These unfavorable exchange rates also negatively impacted our gross profit margin which declined from 69.0% in 2016 to 55.3% in 2017.   The impact of changes in foreign currency exchange rates in the UK and Spain makes our products more expensive and compresses gross profit.  International’s operating expenses increased by $51,000 due to higher rent and advertising costs.  Operating expenses totaled approximately $1,213,000 in the first half of 2017, up from approximately $1,162,000 in the first half of 2016.  Overall, advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid approximately $90,000 in interest on our bank debt in the first six months of 2017, compared to approximately $65,000 in the first six months of 2016.  We recorded approximately $4,400 in interest income on our cash balances in the six months ended June 30, 2017 compared to approximately $3,100 in the six months ended June 30, 2016.  We recorded expense of $15,000 for currency fluctuations in the first half of 2017.  Comparatively, in the first half of 2016, we recorded income of $5,400 for currency fluctuations.

Capital Resources, Liquidity and Financial Condition

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas (“BOKF”) which provides us with a line of credit facility of up to $10,000,000 for the purpose of purchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permits us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2018.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the purchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  During this time period, we are required to make monthly interest-only payments. At the end of this time period, we expect that the principal balance will be rolled into a 4-year term note. We are currently working to amend this Promissory Note to extend the drawdown period and conversion date from August 25, 2017 to August 25, 2018 to align with our stock buyback program.  This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   There were no amounts drawn on this line during the six months ended June 30, 2017.  For the six months ended June 30, 2016, we drew approximately $3.7 million on this line which was used to purchase approximately 520,500 shares of our common stock.  At June 30, 2017, the unused portion of the line of credit was approximately $7.6 million.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 25, 2016, this line of credit was amended to extend the maturity from September 18, 2017 to September 18, 2018.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and that we will maintain a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the six month periods ended June 30, 2017 and 2016, there were no amounts drawn on this line.

Amounts drawn under either facility accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (2.860% and 2.557% at June 30, 2017 and December 31, 2016, respectively).

On our consolidated balance sheet, total assets increased from $70.7 million at year-end 2016 to $72.2 million at June 30, 2017.  Total stockholders’ equity increased from $53.7 million at December 31, 2016 to $57.0 million at June 30, 2017, primarily due to net income earned in the first half of 2017, the exercise of stock options and impact of foreign currency translation.  Our current ratio increased from 6.5 at December 31, 2016 to 7.2 at June 30, 2017 due primarily to the reduction in accrued liabilities for bonuses paid in the first half of 2017 and an increase in inventory.

 As of June 30, 2017, our investment in inventory increased by $4.1 million from year-end 2016, as we stocked up following the holiday sales and invest in our new stores and new products.  Inventory turnover reached an annualized rate of 2.2 times during the first half of 2017, decreasing from 2.3 times for the half of 2016.  Inventory turnover was 2.5 times for all of 2016.  We compute our inventory turns as sales divided by average inventory.

Accounts payable decreased approximately $138,000 to $1.5 million at June 30, 2017 compared to $1.6 million at year-end 2016 due to timing of payments. Accrued expenses decreased from $5.9 million at December 31, 2016 to $4.5 million at June 30, 2017.  The payment of the 2016 manager bonuses during the first half of 2017 primarily accounted for the reduction.

During the first half of 2017, cash flow used in operating activities was $1.2 million, composed of net income of $2.3 million, plus $929,000 of depreciation and amortization, plus $628,000 of foreign currency translation, offset by changes in working capital including purchases of inventory and payments of 2016 bonus.

By comparison, during the first half of 2016, cash flow used in operating activities was approximately $231,000, composed of net income of $3.3 million, plus $832,000 of depreciation and amortization, plus $256,000 of foreign currency translation, offset by the increase in inventory and decrease in accounts payable and accrued expenses totaling $4.4 million.

Cash flow used in investing activities totaled approximately $1,034,000 and $871,000 in the first half of 2017 and 2016, respectively, consisting primarily of the purchase of fixtures for new stores, store moves and remodels and computer equipment, and in 2017, vehicles and computer equipment for our new district managers.

There was $223,000 of cash provided by financing activities in the first half of 2017, related to proceeds from the exercise of stock options, compared to $22,000 used in financing activities in the first half of 2016.  In 2016, we purchased $3.7 million of treasury stock, funded primarily through drawdowns on our line of credit with BOKF, as well as made a scheduled payment on our capital lease obligation for $6,710.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2017. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2017.   Further, there were no purchases of equity securities during the quarter ended June 30, 2017.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 3, 2017	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Executive Officer

Date: August 3, 2017	By: /s/ Tina L. Castillo
Tina L. Castillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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