Form 10-Q
period 2017-09-30
TANDY LEATHER FACTORY INC
filed 2017-11-02
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of November 1, 2017
Common Stock, par value $0.0024 per share	9,270,862

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2017 (unaudited)	December 31, 2016 (audited)
ASSETS
CURRENT ASSETS:
Cash	$12,179,384	$16,862,304
Accounts receivable-trade, net of allowance for doubtful accounts
of $10,637 and $2,404 in 2017 and 2016, respectively	529,378	560,984
Inventory	41,148,059	33,177,539
Prepaid income taxes	947,507	964,323
Prepaid expenses	1,652,367	1,608,860
Other current assets	352,759	140,232
Total current assets	56,809,454	53,314,242

PROPERTY AND EQUIPMENT, at cost	27,062,582	25,536,352
Less accumulated depreciation and amortization	(11,298,871)	(9,884,559)
	15,763,711	15,651,793

DEFERRED INCOME TAXES	447,308	375,236
GOODWILL	963,852	956,201
OTHER INTANGIBLES, net of accumulated amortization of approximately
$710,000 and $708,000 in 2017 and 2016, respectively	19,509	20,840
OTHER ASSETS	368,007	334,408
TOTAL ASSETS	$74,371,841	$70,652,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,569,016	$1,621,884
Accrued expenses and other liabilities	4,613,402	5,937,187
Current maturities of capital lease obligations	72,686	72,686
Current maturities of long-term debt	153,578	614,311
Total current liabilities	7,408,682	8,246,068

DEFERRED INCOME TAXES	1,814,012	1,956,032

LONG-TERM DEBT, net of current maturities	7,218,152	6,757,419
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;		-
none issued or outstanding; attributes to be determined on issuance	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,313,692 and 11,235,992 shares issued at 2017 and 2016, respectively;
9,270,862 and 9,193,162 shares outstanding at 2017 and 2016, respectively	27,153	26,966
Paid-in capital	6,797,052	6,368,455
Retained earnings	62,249,904	59,469,493
Treasury stock at cost (2,042,830 shares at 2017 and 2016, respectively)	(10,278,584)	(10,278,584)
Accumulated other comprehensive income	(864,530)	(1,893,129)
Total stockholders’ equity	57,930,995	53,693,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,371,841	$70,652,720

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30

	THREE MONTHS		NINE MONTHS
	2017	2016	2017	2016
NET SALES	$18,388,381	$18,628,362	$57,818,996	$58,823,494

COST OF SALES	6,753,050	6,983,491	21,002,086	21,630,087

Gross profit	11,635,331	11,644,871	36,816,910	37,193,407

OPERATING EXPENSES	10,985,056	10,104,812	32,773,707	30,451,667

INCOME FROM OPERATIONS	650,275	1,540,059	4,043,203	6,741,740

OTHER INCOME (EXPENSE):
Interest expense	(53,141)	(43,493)	(143,165)	(108,949)
Other, net	95,936	3,570	115,599	26,965
Total other income (expense)	42,795	(39,923)	(27,566)	(81,984)

INCOME BEFORE INCOME TAXES	693,070	1,500,136	4,015,637	6,659,756

PROVISION FOR INCOME TAXES	171,656	499,786	1,235,226	2,317,494

NET INCOME	$521,414	$1,000,350	$2,780,411	$4,342,262

Foreign currency translation adjustments	370,240	(32,566)	1,028,599	222,187
COMPREHENSIVE INCOME	$891,654	$967,784	$3,809,010	$4,564,449

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.11	$0.30	$0.46
Diluted	$0.06	$0.11	$0.30	$0.46

Weighted Average Number of Shares Outstanding:
Basic	9,270,862	9,188,483	9,232,397	9,341,364
Diluted	9,273,950	9,206,382	9,246,066	9,359,405

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,780,411	$4,342,262
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,466,534	1,273,078
Loss / (gain) on disposal or abandonment of assets	10,484	(6,306)
Non-cash stock-based compensation	205,380	156,586
Deferred income taxes	(214,092)	18,211
Foreign currency translation	961,860	236,139
Net changes in assets and liabilities:
Accounts receivable-trade	31,606	39,615
Inventory	(7,970,520)	(3,537,758)
Prepaid expenses	(43,507)	(492,234)
Other current assets	(212,527)	53,936
Accounts payable-trade	947,132	(1,497)
Accrued expenses and other liabilities	(1,323,785)	482,975
Income taxes payable	16,816	(688,029)
Total adjustments	(6,124,619)	(2,465,284)
Net cash (used in) provided by operating activities	(3,344,208)	1,876,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,530,547)	(1,385,431)
Proceeds from sale of assets	699	26,703
Decrease in other assets	(32,268)	(10,368)
Net cash used in investing activities	(1,562,116)	(1,369,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long term debt	-	3,660,505
Payments on capital lease obligations	-	(6,710)
Repurchase of common stock (treasury stock)	-	(3,675,654)
Proceeds from exercise of stock options	223,404	-
Net cash provided by (used in) financing activities	223,404	(21,859)

NET (DECREASE) INCREASE IN CASH	(4,682,920)	486,023

CASH, beginning of period	16,862,304	10,962,615

CASH, end of period	$12,179,384	$11,448,638

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$143,165	$108,949
Income tax paid during the period, net of refunds	$1,218,410	$3,005,523

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2015	9,753,293	$27,062	$6,168,489	$(6,602,930)	$53,067,234	$(1,687,679)	$50,972,176

Purchase of treasury stock	(520,482)	-	-	(3,675,654)	-	-	(3,675,654)
Stock-based compensation	33,685	80	156,506	-	-	-	156,586
Net income	-	-	-	-	4,342,262	-	4,342,262
Translation adjustment	-	-	-	-	-	222,187	222,187
BALANCE, September 30, 2016	9,266,496	$27,142	$6,324,995	$(10,278,584)	$57,409,496	$(1,465,492)	$52,017,557

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, December 31, 2016	9,193,162	$26,966	$6,368,455	$(10,278,584)	$59,469,493	$(1,893,129)	$53,693,201

Exercise of stock options	44,400	107	223,297.	-	-	-	223,404
Stock-based compensation	33,300	80	205,300	-	-	-	205,380
Net income	-	-	-	-	2,780,411	-	2,780,411
Translation adjustment	-	-	-	-	-	1,028,599	1,028,599
BALANCE, September 30, 2017	9,270,862	$27,153	$6,797,052	$(10,278,584)	$62,249,904	$(864,530)	$57,930,995
6

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2017 and December 31, 2016, and its results of operations and cash flows for the three and nine-month periods ended September 30, 2017 and 2016.  Operating results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

	September 30, 2017	December 31, 2016
Inventory on hand:
Finished goods held for sale	$38,789,949	$30,684,026
Raw materials and work in process	1,616,499	1,034,041
Inventory in transit	741,611	1,459,472
	$41,148,059	$33,177,539

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

A two-step process is used to test for goodwill impairment.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  We have elected to perform the annual analysis during the fourth calendar quarter of each year.  As of December 31, 2016, management determined that the present value of the discounted estimated future cash flows of the stores associated with the goodwill is sufficient to support their respective goodwill balances.  No indicators of impairment were identified during the first nine months of 2017.

The only change in our goodwill for the nine-month periods ended September 30, 2017 and 2016 resulted from foreign currency translation of $7,651 and $5,274, respectively.

Other intangibles consist of the following:

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$545,860	$8,509	$554,369	$545,279	$9,090
Non-Compete Agreements	175,316	164,316	11,000	175,316	163,566	11,750
	$729,685	$710,176	$19,509	$729,685	$708,845	$20,840

We recorded amortization expense of $1,331 during the nine months ended September 30, 2017 compared to $5,998 during the first nine months of 2016.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is as follows:

2017	426
2018	1,417
2019	666
2020	666
2021	666
Thereafter	$5,668

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

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas (“BOKF”) which provides us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permits us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2018.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  On August 10, 2017, this line of credit was further amended to extend the drawdown period and conversion date from August 25, 2017 to August 18, 2018 to align with our stock repurchase program.   During this time period, we are required to make monthly interest-only payments. At the end of this time period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   There were no amounts drawn on this line during the nine months ended September 30, 2017.  For the nine months ended September 30, 2016, we drew approximately $3.7 million on this line which was used to repurchase approximately 520,500 shares of our common stock.  At September 30, 2017, the unused portion of the line of credit was approximately $7.6 million.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 10, 2017, this line of credit was amended to extend the maturity to September 18, 2019.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the nine-month periods ended September 30, 2017 and 2016, there were no amounts drawn on this line.

Amounts drawn under either facility accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (3.086% and 2.557% at September 30, 2017 and December 31, 2016, respectively).

The amount outstanding under the above agreements consisted of the following:

	9/30/2017	12/31/2016
Line of Credit, as amended, up to $15,000,000 with features as more fully described above –matures September 18, 2022	$7,371,730	$7,371,730
Line of Credit, as amended, up to $6,000,000 with features as more fully described above – matures September 18, 2019	-	-
	$7,371,730	$7,371,730
Less current maturities	153,578	614,311
	$7,218,152	$6,757,419

3.  CAPITAL LEASE OBLIGATIONS

We lease certain telecommunication equipment under a capital lease agreement.  The asset subject to the agreement totaled $227,783, of which $217,114 and $210,904 is included in Property and Equipment at September 30, 2017 and December 31, 2016, respectively, and $10,669 and $16,879 is included in Prepaid expenses (not placed in service) as of September 30, 2017 and December 31, 2016, respectively.  Accumulated depreciation on the assets placed in service was approximately $36,300 and $21,400 at September 30, 2017 and December 31, 2016, respectively.  Amortization of the capitalized cost is charged to depreciation expense.   The final installment of our capital lease obligations, due at the end of 2017, is equal to $72,686 and is included in current liabilities as of September 30, 2017.

4. STOCK-BASED COMPENSATION
We have one stock option plan that terminated in March 2017.  This plan permitted annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted and no option has a term in excess of ten years.  Under this plan, no options were awarded to directors during the nine months ended September 30, 2017 or 2016 and therefore, no share based compensation expense was recorded for the nine months ended September 30, 2017 or 2016.  During the nine months ended September 30, 2017 and 2016, the stock option activity under this now expired stock option plan was as follows:

	Weighted Average Exercise Price	# of shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	$5.14	56,400
Granted	-	-
Cancelled	5.14	(12,000)
Exercised	5.14	(44,400)	3.99	$155,606
Outstanding, Sept 30, 2017	$-	-	-	$-
Exercisable, Sept 30, 2017	$-	-	-	$-

Outstanding, January 1, 2016	$5.17	68,400
Granted	-	-
Cancelled	(5.30)	(12,000)
Exercised	-	-
Outstanding, Sept 30, 2016	$6.27	56,400	4.47	$70,545
Exercisable, Sept 30, 2016	$6.27	56,400	4.47	$70,545

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

On June 6, 2017, vesting for certain restricted stock grants to three of our independent directors whose Board service had ended was accelerated which resulted in $104,000 of compensation expense that was recognized during the nine months ended September 30, 2017.

A summary of the activity for non-vested restricted common stock awards as of September 30, 2017 and 2016 is presented below:
	Shares	Award Fair Value
Balance, January 1, 2017	62,046	$8.24
Granted	9,005	8.05
Forfeited	(5,403)	8.05
Vested	(28,847)	7.84
Unvested Balance, September 30, 2017	36,801	$7.93

Balance, January 1, 2016	60,433	$8.97
Granted	33,685	7.14
Forfeited	(8,187)	8.97
Vested	(20,784)	8.97
Unvested Balance, September 30, 2016	65,147	$8.03

As of September 30, 2017, unrecognized compensation cost related to non-vested restricted stock awards was $208,533 which we expect will be recognized in each of the following years as follows:

2017	$34,219
2018	100,127
2019	58,126
2020	14,853
2021	1,208

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$521,414	$1,000,350	$2,780,411	$4,342,262
Numerator for basic and diluted earnings per share	521,414	1,000,350	2,780,411	4,342,262

Denominator for basic EPS: weighted-average shares	9,270,862	9,188,483	9,232,397	9,341,364

Effect of dilutive securities:
Stock options	-	16,933	9,810	17,279
Restricted stock	3,088	966	3,859	762
Dilutive potential common shares	3,088	17,899	13,669	18,041
Denominator for diluted EPS-weighted-average shares	9,273,950	9,206,382	9,246,066	9,359,405

Basic earnings per share	$0.06	$0.11	$0.30	$0.46
Diluted earnings per share	$0.06	$0.11	$0.30	$0.46

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 36,801 and 121,562 shares of common stock have been included in the computations of diluted EPS for the quarters ended September 30, 2017 and 2016, respectively.

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
	North America	International	Total
For the quarter ended September 30, 2017
Net sales	$17,421,013	$967,368	$18,388,381
Gross profit	11,037,486	597,845	11,635,331
Operating income (loss)	649,797	478	650,275
Interest (expense)	(53,141)	-	(53,141)
Other income (expense), net	94,196	1,740	95,936
Income (loss) before income taxes	690,852	2,218	693,070

Depreciation and amortization	513,250	23,876	537,126
Fixed asset additions	523,546	2,095	525,641
Total assets	$70,083,363	$4,288,478	$74,371,841

For the quarter ended September 30, 2016
Net sales	$17,745,130	$883,232	$18,628,362
Gross profit	11,124,269	520,602	11,644,871
Operating income (loss)	1,589,071	(49,012)	1,540,059
Interest (expense)	(43,493)	-	(43,493)
Other income (expense), net	7,052	(3,482)	3,570
Income (loss) before income taxes	1,552,630	(52,494)	1,500,136

Depreciation and amortization	419,091	22,194	441,285
Fixed asset additions	485,347	2,077	487,424
Total assets	$65,960,965	$3,837,798	$69,798,763

	North America	International	Total
For the nine months ended September 30, 2017
Net sales	$55,080,152	$2,738,844	$57,818,996
Gross profit	35,239,645	1,577,265	36,816,910
Operating income (loss)	4,276,247	(233,044)	4,043,203
Interest (expense)	(143,165)	-	(143,165)
Other income (expense), net	127,045	(11,446)	115,599
Income (loss) before income taxes	4,260,127	(244,490)	4,015,637

Depreciation and amortization	1,398,319	68,215	1,466,534
Fixed asset additions	1,508,426	22,121	1,530,547
Total assets	$70,083,363	$4,288,478	$74,371,841

For the nine months ended September 30, 2016
Net sales	$56,043,559	$2,779,935	$58,823,494
Gross profit	35,364,389	1,829,018	37,193,407
Operating income	6,644,592	97,148	6,741,740
Interest (expense)	(108,949)	-	(108,949)
Other income (expense), net	21,784	5,181	26,965
Income before income taxes	6,557,427	102,329	6,659,756

Depreciation and amortization	1,186,990	86,088	1,273,078
Fixed asset additions	1,330,446	54,985	1,385,431
Total assets	$65,960,965	$3,837,798	$69,798,763

Net sales for geographic areas were as follows:

Three months ended September 30,	2017	2016
United States	$15,551,725	$15,955,084
Canada	1,653,051	1,597,652
All other countries	1,183,605	1,075,626
	$18,388,381	$18,628,362

Nine months ended September 30,	2017	2016
United States	$49,380,463	$50,293,346
Canada	5,072,785	5,085,955
All other countries	3,365,748	3,444,193
	$57,818,996	$58,823,494

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three and nine-month periods ended September 30, 2017 and 2016.  We do not have any significant long-lived assets outside of the United States.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are the world’s largest specialty retailer of leather and leathercraft related items, offering quality tools, leather, accessories, kits and teaching materials. We sell our products through company-owned stores and through orders generated from our website, www.tandyleather.com.  We are a Delaware corporation, and our common stock trades on the NASDAQ Global Market under the symbol “TLF.”  We have built our business by offering our customers quality products in one location at competitive prices.

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

As of November 1, 2017, our North America segment operates 115 company-owned stores located in 42 U.S. states and 7 Canadian provinces.  We expect to grow the number of stores in North America to approximately 150 in the future.  Our pace of store openings has recently picked up due to a change in strategy with a focus on growth.

Our International Leathercraft segment operates four company-owned stores with one located in each of Northampton, United Kingdom; Manchester, United Kingdom; Sydney, Australia; and Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new international stores in 2017 or 2018.

Our customer base is diverse, with individual retail customers as our largest customer group, representing approximately 56% of our 2016 sales.  The remaining 44% of our 2016 sales were to our wholesale, manufacturer and institutional groups (including horse and tack shops, Western wear, crafters, upholsterers, cobblers, auto repair, education, hospitals, prisons and other large businesses that use our products as raw materials to produce goods for resale).  Generally, our retail customers provide a higher gross profit than our wholesale and manufacturer groups.

Our initiatives to increase sales include new merchandising with an expanded product line intended to grow business to our retail customers, a refocus on business development to our wholesale and manufacturer groups, improvements to our digital and e-commerce channels, as well as updates to our promotional and clearance activity.  We have also increased our training efforts with our store associates to strengthen their product knowledge.  We believe that our store associates, armed with a solid knowledge of our extensive product line, can drive higher average tickets and traffic conversion.

We are also focusing on improving our customer experience, increasing our brand awareness, and strengthening our store performance.   To help achieve those goals, in early 2017, we announced a district restructuring with our store footprint divided into fifteen districts (previously, our store footprint was divided into five regions).   Each district contains six to ten stores, reporting to a district manager who is tasked with growing traffic and sales, as well as training store managers and associates to better serve our customers and succeed in today’s retail environment.  As of November 1, 2017, we have filled eleven of our fifteen district manager positions.

Our strategy has required, and is expected to continue to require, investments in our new stores, expanded inventory and merchandising, as well as operating costs for additional headcount, travel, training and marketing expenses. We believe we are investing in areas that will drive sustainable long-term growth.

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

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as “may,” “will,” “could,” “should,” “anticipate,” “believe,” “budgeted,” “expect,” “intend,” “plan,” “project,” “potential,” “estimate,” “continue,” or “future” variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2016 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

➢	General economic conditions in the United States and abroad;
➢	Increased pressure on margins;
➢	Increases in the cost of the products we sell or a reduction in availability of those products;
➢	Challenges in implementing our planned expansion and district restructuring;
➢	Failure to hire and train qualified personnel to operate new and existing stores;
➢	Failure to protect our trademarks and other proprietary intellectual property rights;
➢	Negative impact of foreign currency fluctuations on our financial condition and results of operations;
➢	Information technology system failures or network disruptions;
➢	Significant data security or privacy breach of our information systems;
➢	Loss or prolonged disruption in the operation of our centralized distribution center; and
➢	Damage to our brand.

We assume no obligation to update or otherwise revise our forward-looking statements even if experience or future changes make it clear that any projected results, express or implied, will not be realized.

Results of Operations

Three Months Ended September 30, 2017 and 2016

The following tables present selected financial data for each of our segments:
	Quarter Ended Sept 30, 2017		Quarter Ended Sept 30, 2016
	Net Sales	Income from Operations	Net Sales	Income from Operations
North America	$17,421,013	$649,797	$17,745,130	$1,589,071
International	967,368	478	883,232	(49,012)
Total	$18,388,381	$650,275	$18,628,362	$1,540,059

Consolidated net sales for the quarter ended September 30, 2017 decreased $239,981, or 1.3%, compared to the same period in 2016.  International reported a sales increase of 9.5%, while North America reported a sales decline of 1.8%.   Income from operations on a consolidated basis for the quarter ended September 30, 2017 decreased $889,784, from the third quarter of 2016 primarily due to the decrease in sales and an increase in operating expenses, primarily related to the six new stores opened since October 2016, as well as the additional expenses associated with our new district manager structure.

The following table shows in comparative form our consolidated net income for the third quarter of 2017 and 2016:
	2017	2016	% change
Net income	$521,414	$1,000,350	(47.9%)

Additional information appears below for each segment (see also the information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report).

North America

North America consisted of 115 stores at September 30, 2017 and 109 stores at September 30, 2016.  Six new stores opened since the beginning of the third quarter of 2016, with one each in Philadelphia, PA (October 2016); Lyndhurst, NJ (November 2016); Johnston, RI (December 2016); Allen, TX (April 2017); Miami, FL (May 2017); and McAllen, TX (May 2017).  Our Harrisburg, PA store was temporarily closed from April 2016 through December 2016.  A store is categorized as “new” until it is operating for the full comparable period in the prior year.   The table below reports our net sales by store category:

	# Stores	Qtr Ended 09/30/17	# Stores	Qtr Ended 09/30/16	$ Change	% Change
Same stores	108	$16,786,811	108	$17,745,130	$(958,319)	(5.4%)
New stores	6	518,777		-	518,777	N/A
Temp closed store	1	115,425	1	-	115,425	N/A
Total net sales	115	$17,421,013	109	$17,745,130	$(324,117)	(1.8)%

The following table presents our sales mix by customer categories for the quarters ended September 30:

Customer Group	2017	2016
RETAIL (end users, consumers, individuals)	58%	55%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	35%	37%
MANUFACTURERS	4%	5%
	100%	100%

Net sales decreased 1.8%, or $324,000, for the third quarter of 2017 compared to the third quarter of 2016, primarily due to the negative impact from the recent hurricanes as discussed more fully below, as well as a continued trend of lower sales to our wholesale and manufacturer groups, partially offset by higher sales to our retail customers.  We believe our wholesale and manufacturer groups are buying less as their businesses are struggling from e-commerce and other competition as well as attrition, while sales to our retail group have increased due to new marketing and merchandising initiatives.

We have and will continue to evaluate the impact of recent hurricanes.   We have four stores in South Texas and five stores in Florida, all of which were closed during the days leading up to the hurricanes and for several days afterwards for our employees’ safety, as well as loss of power and/or ingress/egress issues, although none of our stores sustained significant flooding or damage.  However, we expect that sales may continue to be negatively impacted as our customers in South Texas and Florida focus on rebuilding.  For the quarter ended September 30, 2017, our sales for these nine stores declined by 16.3% as compared to the quarter ended September 30, 2016.  We are seeing this trend continue through the date of this filing.

Income from operations for North America during the quarter ended September 30, 2017 decreased by $939,000 from the comparative 2016 quarter due to a decrease in gross profit of $87,000 and increase in operating expenses of $852,000. Gross profit as a percentage of sales improved from 62.7% in the third quarter of 2016 to 63.4% in the third quarter of 2017, due to an increase in sales of higher margin products compared to last year’s third quarter and customer mix with more retail than business sales.  Operating expenses increased 8.9% compared to last year’s comparable period.  The most significant expense increases occurred in personnel, occupancy and selling costs related to the six new stores that have opened since October 2016 as well as the increase in our store manager salaries and the investment in our district manager structure.  We believe these investments in personnel and new stores are laying the foundation for future profitable growth.

International Leathercraft

International Leathercraft consists of all stores located outside of North America.  As of September 30, 2017 and 2016, this segment contained four stores, two of which are located in United Kingdom and one each in Australia and Spain. This segment’s sales totaled approximately $967,000 for the third quarter of 2017, compared to approximately $883,000 in the third quarter of 2016, an increase of $84,000 or 9.5%.  The increase was primarily due to higher sales in Spain and the UK from an increase in ticket counts, while Australia’s sales and ticket counts were relatively flat.  Additionally, favorable exchange rates also positively impacted sales and gross profit.  International’s operating expenses of $597,000 for the third quarter of 2017 increased by $28,000 compared to third quarter of 2016, primarily due to higher personnel costs from turnover at our store in Australia. Overall, advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid $53,000 in interest on our bank debt in the third quarter of 2017, compared to $43,000 in the third quarter of 2016 due to a slightly higher interest rate and higher weighted average outstanding balance in 2017 compared to 2016.  We recorded income of $42,000 for currency fluctuations in the third quarter of 2017, compared to a $3,600 expense in the third quarter of 2016.

Income Taxes

The decrease in the effective tax rate of 25% for the third quarter of 2017 compared to 33% in the third quarter of 2016 was due to the reversal of our deferred tax position for fixed assets.

Nine Months Ended September 30, 2017 and 2016

The following tables present selected financial data for each of our segments:

	Nine Months Ended Sept 30, 2017		Nine Months Ended Sept 30, 2016
	Net Sales	Income from Operations	Net Sales	Income from Operations
North America	$55,080,152	$4,276,247	$56,043,559	$6,644,592
International	2,738,844	(233,044)	2,779,935	97,148
Total	$57,818,996	$4,043,203	$58,823,494	$6,741,740

Consolidated net sales for the nine months ended September 30, 2017 decreased $1,004,498, or 1.7%, compared to the same period in 2016.  North America and International reported sales declines of 1.7% and 1.5%, respectively.  Income from operations on a consolidated basis for the nine months ended September 30, 2017 decreased 40%, or $2,698,537, from the same period in 2016 primarily due to the decrease in sales and an increase in operating expenses, primarily related to seven new stores opened since the beginning of 2016, as well as investments in our district manager structure.

The following table shows in comparative form our consolidated net income for the first nine months of 2017 and 2016:

	2017	2016	% change
Net income	$2,780,411	$4,342,262	(36.0%)

Additional information appears below for each segment (see also the information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report).

North America

In addition to the six new stores mentioned previously, Nyack, NY opened in March 2016 and is considered a new store in the following table of net sales by store category.  Our Harrisburg, PA store was temporarily closed from April 2016 through December 2016:

	# Stores	Nine Months Ended 09/30/17	# Stores	Nine Months Ended 09/30/16	$ Change	% Change
Same stores	107	$53,196,638	107	$54,863,405	$(1,666,767)	(3.0%)
New stores	7	1,562,619	1	622,336	940,283	151.1%
Closed/temp closed stores	3	320,895	3	557,818	(236,923)	(42.5%)
Total net sales	115	$55,080,152	109	$56,043,559	$(963,407)	(1.7)%

The following table presents our sales mix by customer categories for the nine months ended September 30:

Customer Group	2017	2016
RETAIL (end users, consumers, individuals)	58%	55%
INSTITUTION (prisons, prisoners, hospitals, schools, youth organizations, etc.)	3%	3%
WHOLESALE (resellers & distributors, saddle & tack shops, authorized dealers, etc.)	35%	37%
MANUFACTURERS	4%	5%
	100%	100%

Net sales decreased 1.7%, or $963,000, for the first nine months of 2017 compared to the same period in 2016, primarily due to a 3% decrease in same store sales.  By customer group, sales to our wholesale and manufacturer groups have been weak as their businesses have been struggling from e-commerce and other competition as well as attrition, while sales to our retail group has increased due to new marketing and merchandising initiatives.   Additionally, for the nine months ended September 30, 2017, our sales for the nine stores impacted by the recent hurricanes declined by 6.3% as compared to the nine months ended September 30, 2016.

Income from operations for North America for the nine months ended September 30, 2017 decreased $2,368,000 from the comparative 2016 period.  A decrease in gross profit of $125,000 and an increase in operating expenses of $2,243,000 contributed to the decline in income from operations.  Gross profit as a percentage of sales increased from 63.1% in the first nine months of 2016 to 64.0% in the first nine months of 2017, due to an increase in sales of higher margin products compared to last year’s first three quarters and customer mix.  Operating expenses increased 7.8% compared to last year’s comparable period.  The most significant expense increases occurred in personnel, occupancy and selling costs related to the seven new stores opened as well as the increase in our store manager salaries and the investment in our new district manager structure.  We believe these investments in personnel and new stores are laying the foundation for future profitable growth.

International Leathercraft

International’s sales totaled approximately $2,739,000 for the first nine months of 2017, compared to approximately $2,780,000 in the first nine months of 2016, a decrease of $41,000 or 1.5%, primarily due to a lower average ticket and unfavorable foreign currency exchange rates in the first nine months of the year in the UK and to a lesser extent, Spain.  As discussed previously, our third quarter performance had an improvement in sales and exchange rates.  The unfavorable exchange rates in the first half of the year also negatively impacted our gross profit margin which declined from 65.8% in 2016 to 57.6% in 2017.   The impact of changes in foreign currency exchange rates in the UK and Spain makes our products more expensive and compresses gross profit.  International’s operating expenses increased by $78,000 due to higher personnel, rent and advertising costs.  Operating expenses totaled approximately $1,810,000 in the first nine months of 2017, compared to $1,732,000 in the first nine months of 2016.  Overall, advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid approximately $143,000 in interest on our bank debt in the first nine months of 2017, compared to approximately $109,000 in the first nine months of 2016.  We recorded approximately $4,700 in interest income on our cash balances in the nine months ended September 30, 2017 compared to approximately $3,600 in the nine months ended September 30, 2016.  We recorded income of $27,000 for currency fluctuations in the first three quarters of 2017.  Comparatively, in the first three quarters of 2016, we recorded income of $1,700 for currency fluctuations.

Income Taxes

The decrease in the effective tax rate of 31% for the nine months ended September 30, 2017 compared to 35% in 2016 was due to the reversal of our deferred tax position for fixed assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory, to finance capital investments, and to service our outstanding debt.  We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.  Our cash balances at September 30, 2017 totaled $12. 2 million.  In addition, we have available a $6 million line of credit, more fully described below.

In August 2015, our Board authorized a share repurchase program where we may repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program throughAugust 2018.  For the nine months ended September 30, 2017, no shares were repurchased, while 520,500 shares were repurchased during the nine months ended September 30, 2016.   At September 30, 2017, there are 1,150,793 shares available for repurchase under the plan.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas (“BOKF”) which provided us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  On August 10, 2017, this line of credit was further amended to extend the drawdown period and conversion date from August 25, 2017 to August 18, 2018 to align with our stock repurchase program.   During this time period, we are required to make monthly interest-only payments. At the end of this time period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   There were no amounts drawn on this line during the nine months ended September 30, 2017.  For the nine months ended September 30, 2016, we drew approximately $3.7 million on this line which was used to repurchase approximately 520,500 shares of our common stock.  At September 30, 2017, the unused portion of the line of credit was approximately $7.6 million.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 10, 2017, this line of credit was amended to extend the maturity to September 18, 2019.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the nine month periods ended September 30, 2017 and 2016, there were no amounts drawn on this line.

Amounts drawn under either facility accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (3.086% and 2.557% at September 30, 2017 and December 31, 2016, respectively).

On our consolidated balance sheet, total assets increased from $70.7 million at year-end 2016 to $74.4 million at September 30, 2017.  Total stockholders’ equity increased from $53.7 million at December 31, 2016 to $57.9 million at September 30, 2017, primarily due to net income earned in the first nine months of 2017, the exercise of stock options and impact of foreign currency translation.  Our current ratio increased from 6.5 at December 31, 2016 to 7.7 at September 30, 2017 due primarily to the increase in inventory.

 As of September 30, 2017, our investment in inventory increased by $8.0 million from year-end 2016, as we stocked up following the holiday sales, invested in the four new stores opened/reopened since December 31, 2016, and expanded our product line to support new marketing and merchandising initiatives. Inventory turnover reached an annualized rate of 2.1 times during the first three quarters of 2017, decreasing from 2.2 times for the same period in 2016.  Inventory turnover was 2.5 times for all of 2016.  We compute our inventory turns as sales divided by average inventory.  At September 30, 2017, average inventory per store was $181,000, an increase of 3% compared to $175,000 at September 30, 2016.

Accounts payable increased approximately $1 million to $2.6 million at September 30, 2017 compared to $1.6 million at year-end 2016 due to the increase in inventory and timing of payments. Accrued expenses decreased from $5.9 million at December 31, 2016 to $4.6 million at September 30, 2017.  The payment of the 2016 manager bonuses in March 2017 primarily accounted for the reduction.

During the first nine months of 2017, cash flow used in operating activities was $3.3 million, composed of net income of $2.8 million, plus $1.5 million of depreciation and amortization, plus $962,000 of foreign currency translation, offset by changes in working capital including purchases of inventory and payments of 2016 bonuses.

By comparison, during the first nine months of 2016, cash flow provided by operating activities was approximately $1.9 million, composed of net income of $4.3 million, plus $1.3 million of depreciation and amortization, offset by the increase in inventory of $3.5 million.

Cash flow used in investing activities totaled approximately $1.6 million and $1.4 million in the first three quarters of 2017 and 2016, respectively, consisting primarily of the purchase of fixtures for new stores, store moves and remodels and computer equipment, and in 2017, vehicles and computer equipment for our new district managers.

There was $223,000 of cash provided by financing activities in the first nine months of 2017, related to proceeds from the exercise of stock options, compared to $22,000 used in financing activities in the first nine months of 2016.  In 2016, we repurchased $3.7 million of treasury stock, funded primarily through drawdowns on our line of credit with BOKF, as well as made a scheduled payment on our capital lease obligation for $6,710.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2017. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2017.   Further, there were no purchases of equity securities during the quarter ended September 30, 2017.

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

10.1
$6,000,000 Promissory Note, dated August 10, 2017, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017 and incorporated by reference herein.

10.2
$15,000,000 Promissory Note, dated August 10, 2017, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 2, 2017	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Executive Officer

Date: November 2, 2017	By: /s/ Tina L. Castillo
Tina L. Castillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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
10.1
$6,000,000 Promissory Note, dated August 10, 2017, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017 and incorporated by reference herein.

10.2
$15,000,000 Promissory Note, dated August 10, 2017, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017 and incorporated by reference herein.

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