Form 10-K
period 2017-12-31
TANDY LEATHER FACTORY INC
filed 2018-03-08
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
         (Mark One)
        [X]                                                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $47,389,981 at June 30, 2017 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).  At March 7, 2018, there were 9,270,862 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2018, are incorporated by reference in Part III of this report.

PART I
ITEM 1.  BUSINESS

The following discussion, as well as other portions of this Annual Report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise), contains forward-looking statements that reflect our plans, estimates and beliefs. Any such forward-looking statements (including, but not limited to, statements to the effect that TLF or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends”, and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read carefully because they involve risks and uncertainties. Any forward-looking statement speaks only as of the date on which such statement is made. We do not undertake any obligation to update or revise any forward-looking statements. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings, capital expenditures and working capital requirements. Our actual results could materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we”, “our”, “us”, “our Company”, “the Company”, “Tandy”,”Tandy Leather” or “TLF”, mean Tandy Leather Factory, Inc, together with its subsidiaries.

General

With $82.3 million of sales in 2017 (of which 14% were export sales), Tandy Leather is, to our knowledge, the world’s largest specialty retailer of leather and leathercraft related items based on sales, offering a wide range of leather, quality tools, hardware, accessories, liquids, lace, kits and teaching materials. We sell our products through company-owned stores and through orders generated from our website, www.tandyleather.com. We also manufacture the leather lace and some of our do-it-yourself kits that are sold in our stores and website.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

Our company was founded in 1980 as Midas Leathercraft Tool Company, a Texas corporation (“Midas”), which focused on the distribution of leathercraft tools.  In addition, the founders of Midas entered into an agreement with Brown Group, Inc., a major footwear retailer, to develop a chain of wholesale stores known as "The Leather Factory."  In 1985, Midas purchased the assets related to The Leather Factory stores from Brown Group, Inc., which then consisted of six stores.  In 1993, we changed our name to The Leather Factory, Inc.  We reincorporated in the state of Delaware in 1994.  In 2005, we changed our name to Tandy Leather Factory, Inc.

Our Development in Recent Years

We have built our business by offering our customers quality products in one location at competitive prices.  We have expanded our store footprint by opening new stores and by making numerous acquisitions of small businesses in strategic geographic locations.  In 1996, we expanded into Canada by acquiring our Canadian distributor, The Leather Factory of Canada, Ltd.  In 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc.  We began expanding outside of North America by opening a store in the United Kingdom in 2008, then Australia in 2011 and Spain in 2012.  We opened another store in the United Kingdom in 2015.  At December 31, 2017, we operated 115 stores located in North America and 4 stores in the United Kingdom, Australia and Spain.

The following tables provide store count and expansion information by segment for the last five years:

	North America			International
Year ended	Opened	Closed	Total	Opened	Closed	Total
2013	3	2	108	-	-	3
2014	3	1	110	-	-	3
2015	-	-	110	1	-	4
2016	4	3*	111	-	-	4
2017	4*	-	115	-	-	4
*1 store temporarily closed in April 2016 and reopened in January 2017

We believe that the key to our success is our ability to profitably grow our base business.  We expect to grow that business by opening new stores and by increasing sales in our existing stores. Our initiatives to increase sales include new merchandising with an expanded product line intended to increase our retail customer base, a refocus on business development to our wholesale and manufacturer groups, improvements to our digital and e-commerce channels, as well as increasing our average ticket.  We have also increased our training efforts with our store associates to strengthen their product knowledge.  We believe that our store associates, armed with a solid knowledge of our extensive product line, can drive higher average tickets and traffic conversion.

Our mission is to teach and inspire the art of leathercrafting, one person, one class, one neighborhood, one community at a time. Our rich heritage began with Tandy Leather Company, which was originally established in 1919 as Hinkley-Tandy Leather Company, one of the oldest and one of the best-known suppliers of leather and related products used in the leathercraft industry.  Tandy has long been known for its commitment to promoting and developing the craft through education and customer development.  We continue to seek to broaden our customer base by opening new stores, working with various youth organizations and institutions where people are introduced to leathercraft, as well as hosting classes in our stores.  In 2017, we began offering military and first responder appreciation programs which gives eligible customers discounted pricing.

We are also focusing on improving our customer experience, increasing our brand awareness, and strengthening our store performance.   To help achieve those goals, in early 2017, we announced a district restructuring with our store footprint divided into fifteen districts (previously, our store footprint was divided into five regions).   Each district contains six to ten stores, reporting to a district manager who is tasked with growing traffic and sales, as well as training store managers and associates to better serve our customers and succeed in today’s retail environment.  As of March 7, 2018, we have filled twelve of our fifteen district manager positions.

Customers

Our customer base is diverse, with individual retail customers as our largest customer group, representing approximately 60% of our 2017 sales.  The remaining portion of our 2017 sales were to our wholesale, manufacturer and institutional groups (including horse and tack shops, Western wear, crafters, upholsterers, cobblers, auto repair, education, hospitals, prisons and other large businesses that use our products as raw materials to produce goods for resale).  Generally, our retail customers provide a higher gross profit as compared to our wholesale and manufacturer groups.

We serve our customers through various means including walk-in traffic, phone, mail order, and orders generated from our website.  We seek to minimize delivery time by locating our stores based on the location of customers.  A two-day maximum delivery time for phone, web and mail orders is our goal.  We also employ a distinctive marketing tactic in that we maintain an internally-developed target customer mailing list for use in our direct mail advertising campaigns.  We staff our stores with experienced managers whose compensation is tied to the operating profit of the store they manage.  Sales are generated by the selling efforts of the store personnel, combined with our marketing programs, including print, digital, direct mail, community events and trade shows.

No single customer’s purchases represented more than 0.5% of our total sales in 2017.  Sales to our five largest customers represented 1.2%, 1.4% and 1.3% of consolidated sales in 2017, 2016, and 2015, respectively.  We do not believe the loss of any one of these customers would have a significant negative impact on our consolidated results.

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

Sales by product category were as follows:

Product Category	2017 Sales Mix	2016 Sales Mix	2015 Sales Mix
Belts strips and straps	4%	4%	4%
Books, patterns, videos	1%	1%	2%
Buckles	2%	3%	3%
Conchos^	2%	2%	2%
Craft supplies	2%	2%	2%
Dyes, finishes, glues	7%	7%	7%
Hand tools	20%	18%	16%
Hardware	8%	8%	8%
Kits	6%	6%	6%
Lace	3%	3%	3%
Leather	40%	41%	42%
Stamping tools	5%	5%	5%
	100%	100%	100%
^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern of some southwestern or geometric object.

Our Operating Segments

We operate in two segments, based on management responsibility and store location:  North America and International.  Prior to January 1, 2017, we operated in three segments:  Wholesale, Retail and International.  To better reflect how management analyzes the business and allocates resources, we combined Wholesale and Retail into North America effective January 1, 2017, while International remains the same. All prior year data discussed throughout this Annual Report on Form 10K has been restated to conform to the new reporting segment structure.  The new reporting segment structure did not result in any change to our consolidated financial position or results.

Information regarding net sales, gross profit, operating income, and total assets, attributable to each of our segments, is included within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8. Financial Statements and Supplementary Data in Note 12, Segment Information, of our Notes to Consolidated Financial Statements.

North America Segment

As of March 7, 2018, the North America segment consists of 115 stores, of which 105 are in the United States across 42 US states and 10 are in Canada across 7 provinces.  This segment had net sales of $78.6 million, $79.0 million and $80.5 million for 2017, 2016, and 2015, respectively.

Our stores offer a broad selection of products combined with leathercraft expertise in a one-stop shop. Not only can customers purchase leather, related accessories and supplies necessary to complete his or her project from a single source, but many of our store associates are also leathercrafters themselves and can provide suggestions and advice on the customer’s projects.  The size and layout of the stores are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner.  For example, leather is displayed by the pallet where the customer can see and touch it, assessing first-hand the numerous sizes, styles, and grades offered.  We also offer open workbenches where customers can try out tools and stamps.

From a physical standpoint, our stores range in size from 1,200 square feet to 22,000 square feet, with the average size of a store being approximately 4,000 square feet.    The types of premises utilized for our stores are generally light industrial offices or warehouse spaces or older strip shopping centers in proximity to major freeways or well-known crossroads; these types of locations typically offer lower rents compared to other more retail-oriented locations.   In 2016, we began opening new stores with an average footprint of 2,500 square feet in upgraded retail centers to seek to attract more retail customers.

Historically, we typically generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (approximately 28-30% of annual sales), while the other three quarters remain fairly even at approximately 22-24 % of annual sales each quarter.

We plan to open two to four new stores in 2018, and we will evaluate the number of store relocations to seek to ensure that the benefits gained exceed the costs of relocation.

International Segment

The International segment consists of all stores located outside of North America.  As of March 7, 2018, we had four such stores, two located in the United Kingdom, one located in Australia, and one located in Spain.  This segment’s net sales were approximately $3.8 million, $3.9 million and $3.7 million in 2017, 2016, and 2015, respectively.  We intend to open more stores internationally, as the opportunities present themselves, but we have not determined a specific time schedule for future store openings and we do not expect to open any international stores in 2018.

The business concept for our International segment is similar to our North America strategy, although the stores average 7,000 square feet and are generally located in light industrial areas.  The customer base generally consists of individuals, wholesale distributors, equine-related shops, cobblers, dealers, and retailers dispersed geographically throughout Europe, Australia, and Asia.  No single customer’s purchases represented more than 4% of International Leathercraft’s sales in 2017.

For more information about our business and our reportable segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Operations

Starting March 1, 2018, in the majority of our stores, our hours of operation were extended to allow for later closing times to seek to better accommodate our customer’s schedules.  Our stores now open at 10:00 am Monday through Saturday, and close at 6:00 pm on Monday, Wednesday, Friday and Saturday and close at 8 pm on Tuesday and Thursday.  Previously, the hours of operation of our stores were 9:00 am to 6:00 pm Monday through Friday, and from 9:00 am to 4:00 pm on Saturdays.  Our stores are closed on Sunday, but this is currently under evaluation.  The stores maintain uniform prices, except where lower prices are necessary to meet local competition.

Distribution

Our stores receive the majority of their inventory from our central warehouse located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor.  Inventory is typically shipped to the stores from our central warehouse once a week in order to seek to meet customer demand without sacrificing inventory turns.  Customer orders are typically filled as received, and we do not typically have backlogs.

We attempt to maintain the optimum number of items in our product line in order to seek to minimize out-of-stock situations against carrying costs involved with such an inventory level.  We generally maintain higher inventories of imported items to seek to ensure a continuous supply.  The number of products offered changes every year due to the introduction of new items and the discontinuance of others.  We carry approximately 2,600 items in the current lines of leather and leather-related merchandise.  All items are offered in all stores, unless prohibited by local regulations.

Competition

Most of our competition comes in the form of small, independently-owned businesses some of which are also our customers.  These small businesses generally carry only a limited line of leathercraft products.  We also compete with several national chains that also carry leathercraft products on a very small scale relative to their overall product line.  We also compete with internet-based retailers that provide customers the ability to search and compare products and prices without having to visit a physical store.  We compete on price, availability of merchandise, depth of our product line, and delivery time.  While there is competition with a number of our products, to our knowledge, there is no direct competition affecting our entire product line.  Further, to our knowledge,  our store chain is the only one in existence solely specializing in leathercraft.  As such, we believe that our large size relative to most competitors gives us the advantage of being able to purchase large volumes and stock a full range of products in our stores, as well as hire experienced store personnel that offer product expertise and project advice.

Suppliers

We purchase merchandise and raw materials from approximately 150 vendors dispersed throughout the United States and in approximately 20 foreign countries. In 2017, our 10 largest vendors accounted for approximately 72% of our inventory purchases.

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

Employees

As of December 31, 2017, we employed 656 people, 550 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

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

Available Information

We file reports with the Securities and Exchange Commission ("SEC").  These reports include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings.  The public may read any of these filings at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC  20549 on official business days during the hours of 10 a.m. and 3 p.m.  In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Further, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information concerning us.  You can connect to this site at www.sec.gov.

Our corporate website is located at www.tandyleather.com.  We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments thereto filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.  Our SEC filings can be found on the Investor Relations page of our website through the "SEC Filings" link.  In addition, certain other corporate governance documents are available on our website through the "Corporate Governance" link.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 7, 2018:

Name and Age	Position	Served as Executive Officer Since

Shannon L. Greene, 52	Chief Executive Officer	2000

Mark J. Angus, 57	President	2008

Tina L. Castillo, 48	Chief Financial Officer and Treasurer	2017
William M. Warren, 74	Secretary and Corporate Counsel	1993

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

Tina Castillo has served as Chief Financial Officer and Treasurer since February 2017; previously, Ms. Castillo served as Controller from February 2016 to January 2017.  Ms. Castillo has served as Chief Financial Officer for several other public and private companies since 2009 and started her career at Ernst & Young in 1994.  Ms. Castillo, a certified public accountant, also serves on our 401(k) Plan committee.

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

Our performance is subject to global economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  Specialty retail, and retail in general, is heavily influenced by general economic cycles.  Purchases of non-essential, discretionary products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, maintain our earnings from operations as a percentage of net sales, or generate sufficient cash flows to fund our operational and liquidity needs. While consumer spending in the United States has stabilized recently, it could deteriorate in the future.  As a result, our operating results may be adversely and materially affected by downward trends or uncertainty in the United States or global economies.

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

Further, involvement by the United States in war and other military operations abroad could disrupt international trade and affect our inventory sources.  Finally, livestock diseases, such as mad cow, could reduce the availability of hides and leathers or increase their cost.  The occurrence of any of these events could adversely affect our business and our results of operations.

Risks Related to Our Business

We may be unable to sustain our financial performance or our past growth, which may have a material adverse effect on our future operating results.

In 2017, we experienced a decline in sales, primarily due to lower sales from our non-retail customers and a decline in operating income due to recent investments in our district manager program and new store growth strategy.  Many other specialty retailers have experienced declining sales and losses due to the overall challenging retail environment.  Our sales and profits may continue to be negatively affected in the future.  We anticipate that our financial performance will depend on a number of factors, including consumer preferences, the strength and protection of our brand, the introduction of new products, and the success of our district manager program.  Our future success will depend substantially on the ability of our management team to successfully execute on its business strategies.  If we fail to successfully execute on these business strategies, our future operating results could be adversely affected.

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

We depend on our information systems for many aspects of our business, including in designing, manufacturing, marketing and distributing our products, as well as processing transactions, managing inventory and accounting for and reporting our results. Therefore, it is critical that we maintain uninterrupted operation of our information systems.  Even with our preventative efforts, we may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial‑of‑service attacks, computer viruses, physical or electronic break‑ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our online services and preclude store transactions, as well as require a significant investment to repair or replace them. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be materially adversely affected if we are unable to improve, upgrade, maintain, and expand our systems.

A significant data security or privacy breach of our information systems could affect our business.

The protection of our customer, employee and other data is important to us, and our customers and employees expect that their personal information will be adequately protected. In addition, the regulatory environment surrounding information security and privacy is becoming increasingly demanding, with evolving requirements in the various jurisdictions in which we do business. Although we have developed and implemented systems and processes that are designed to protect personal and Company information and prevent data loss and other security breaches, such measures cannot provide absolute security. Additionally, our increased use and reliance on web-based hosted (i.e., cloud computing) applications and systems for the storage, processing and transmission of information, including customer and employee information, could expose us, our employees and our customers to a risk of loss or misuse of such information. Our efforts to protect personal and Company information may also be adversely impacted by data security or privacy breaches that occur at our third-party vendors. We cannot control these vendors and therefore cannot guarantee that a data security or privacy breach of their systems will not occur in the future. A significant breach of customer, employee or Company data could damage our reputation, relationships with customers, and our brand and could result in lost sales, sizable fines, significant breach-notification costs and lawsuits as well as adversely affect results of operations. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, to comply with state, federal and international laws that may be enacted to address those threats or to investigate or address potential or actual data security or privacy breaches.

The loss or a prolonged disruption in the operation of our centralized distribution center could adversely affect its business and operations.

We maintain a distribution center in Fort Worth, Texas dedicated to warehousing merchandise to handle worldwide store replenishment and process some direct-to-customer orders. Although we believe that we have appropriate contingency plans, unforeseen disruptions impacting our centralized distribution center for a prolonged period of time may result in delays in the delivery of merchandise to stores or in fulfilling customer orders.

Other uncertainties, which are difficult to predict and many of which are beyond our control, may occur as well and may adversely affect our business and our results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We lease our store locations, with the exception of our flagship store located in Fort Worth, Texas.  The majority of our stores have initial lease terms of at least five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  The properties leased by us are described in Item 1 in the description of each of our two operating segments.  We own the 22,000 square foot building that houses our flagship store.  Further, we own our corporate headquarters, which includes our central warehouse and manufacturing facility, sales, advertising, administrative, and executive offices.  The facility consists of 191,000 square feet located on approximately 30 acres.

The following table summarizes the locations of our leased premises as of December 31, 2017:

U.S. Locations
Alabama	1	Montana	1
Alaska	1	Nebraska	1
Arizona	4	Nevada	2
Arkansas	1	New Mexico	2
California	11	New York	2
Colorado	4	New Jersey	1
Connecticut	1	North Carolina	2
Florida	5	Ohio	3
Georgia	1	Oklahoma	2
Idaho	1	Oregon	3
Illinois	2	Pennsylvania	3
Indiana	2	Rhode Island	1
Iowa	1	South Carolina	1
Kansas	1	South Dakota	1
Kentucky	1	Tennessee	3
Louisiana	2	Texas	18
Maryland	1	Utah	4
Massachusetts	1	Virginia	1
Michigan	2	Washington	3
Minnesota	2	Wisconsin	1
Missouri	3	Wyoming	1

Canadian locations:
Alberta	1
British Columbia	1
Manitoba	1
Nova Scotia	1
Ontario	3
Quebec	1
Saskatchewan	1

International locations:
United Kingdom	2
Australia	1
Spain	1

ITEM 3.   LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 9 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market using the symbol “TLF.”  The high and low trading prices for each calendar quarter during the last two fiscal years are as follows:

2016	High	Low	2017	High	Low
4th quarter	$8.25	$6.85	4th quarter	$8.45	$7.25
3rd quarter	$7.90	$6.96	3rd quarter	$9.00	$7.85
2nd quarter	$7.69	$6.73	2nd quarter	$8.99	$7.85
1st quarter	$7.75	$6.75	1st quarter	$8.20	$7.15

There were approximately 299 stockholders of record on March 7, 2018.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2017 that were not registered under the Securities Act.

We did not purchase any shares of our common stock in 2017, although we are authorized to do so through a stock purchase program permitting us to repurchase up to 2.2 million shares of our common stock at prevailing market prices.  We announced the program on August 10, 2015, and it was amended on June 6, 2017 to extend the termination date to August 9, 2018.  See Note 11 to our Financial Statements included in Item 8 of this report.

Our Board of Directors did not authorize any dividends during the fiscal years ended December 31, 2017 or 2016.  Our Board of Directors determines future cash dividends after giving consideration to our profitability, cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below are derived from and should be read in conjunction with our Consolidated Financial Statements and related notes.  This information should also be read in conjunction with "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Income Statement Data, Years ended December 31,	2017	2016	2015	2014	2013
Net sales	$82,321,268	$82,923,992	$84,161,200	$83,430,912	$78,284,585
Gross profit	52,113,829	51,713,242	52,071,060	52,124,757	49,328,024
Income from operations	7,241,822	10,300,731	10,474,700	11,958,029	11,266,790
Net income	$4,451,751	$6,402,259	$6,402,405	$7,706,921	$7,265,717
Net income per share
Basic	$0.48	$0.69	$0.64	$0.76	$0.71
Diluted	$0.48	$0.69	$0.63	$0.75	$0.71
Weighted average common shares outstanding for:
Basic EPS	9,242,092	9,301,867	10,077,506	10,203,063	10,176,492
Diluted EPS	9,256,810	9,321,558	10,102,760	10,241,121	10,216,438

Cash dividend declared per common share	-	-	-	$0.25	-

Balance Sheet Data, as of December 31,	2017	2016	2015	2014	2013
Cash and certificates of deposit	$18,337,258	$16,862,304	$10,962,615	$10,636,530	$11,082,679
Total assets	74,914,596	70,652,720	64,611,076	62,873,874	56,398,566
Long-term debt, including current portion	7,371,730	7,444,416	3,863,307	5,643,125	2,598,750
Total Stockholders’ Equity	$59,538,981	$53,693,201	$50,972,176	$49,123,012	$44,621,542

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

Summary

To our knowledge, we are the world’s largest specialty retailer of leather and leathercraft related items (based on sales), offering a wide range of leather, quality tools, hardware, accessories, liquids, lace, kits and teaching materials. We sell our products through company-owned stores and through orders generated from our website, www.tandyleather.com.  We have built our business by offering our customers a broad selection of quality products combined with knowledgeable store associates, in one location, at competitive prices.

We believe that the key to our success is our ability to profitably grow our base business.  We expect to grow that business by opening new stores and by increasing sales in our existing stores.  In 2017, we reopened one store in Harrisburg, PA and opened new stores in Allen, TX; Miami, FL; and McAllen, TX.

We operate in two segments, based on management responsibility and store location:  North America and International.  Prior to January 1, 2017, we operated in three segments:  Wholesale, Retail and International.  To better reflect how management analyzes the business and allocates resources, we combined Wholesale and Retail into North America effective January 1, 2017, while International remains the same.

As of March 7, 2018, our North America segment operates 115 company-owned stores located in 42 U.S. states and 7 Canadian provinces.  We expect to grow the number of stores in North America to approximately 150 in the future.  Our pace of store openings has recently picked up due to a change in strategy with a focus on growth.

Our International segment operates four company-owned stores with one located in each of Northampton, United Kingdom; Manchester, United Kingdom; Sydney, Australia; and Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new international stores in 2018.

Prior to 2015, we had experienced stable to steady increases in revenue and net income.  In 2016, our net sales declined by 1.5%, although through cost controls, net income was relatively flat.  To address the weakness in sales, we began focusing on improving our customer experience, increasing our brand awareness, and strengthening our store performance. To help achieve those goals, in early 2017, we announced a district restructuring with our store footprint divided into fifteen districts (previously, our store footprint was divided into five regions).   Each district contains six to ten stores, reporting to a district manager who is tasked with growing traffic and sales, as well as training store managers and associates to better serve our customers and succeed in today’s retail environment.  As of March 7, 2018, we have filled twelve of our fifteen district manager positions.

In addition to the district manager program, our store manager base compensation was increased by 40% in December 2016 to comply with the then expected FLSA minimum salaries.  While that requirement was delayed and is still being evaluated by the Department of Labor, we maintained the increased base salaries as our store managers are essential to our mission and vision.  With a higher base salary, we believe we are better equipped to attract and recruit these key employees, particularly in a tightening labor market.

Also, in 2017, to expand our customer base and increase our brand awareness, we committed to be the national sponsor of the Pinner’s Conference & Expo (“Pinners”), which hosted 2-day events across four U.S. cities focused on crafting classes and shopping, with thousands of women and DIY’s in attendance.  We hosted four leathercrafting classes at each of the four conferences with over 1,500 participants.  Given our success with the Pinner’s collaboration, in 2018, we committed again to be the national sponsor of Pinners, which will grow to six U.S. cities.

In 2017, our overall net sales continued to be weak with a 0.7% decrease compared to 2016, despite contributions from new stores and the investments in our store manager base compensation, the new district manager program and Pinners sponsorship.  Our long-term strategy to drive sustainable growth in traffic and sales and achieve our 2020 financial targets of $87 - $90 million in net sales and greater than 10% operating income margins include the following priorities:

•	Grow sales by increasing the average ticket, expanding store hours and providing more incentive-based compensation to associates;
•	Improve our stores’ financial performance with an initial focus on correcting underperforming stores;
•	Upgrade our technology platform to provide more insightful data and analytics;
•	Attract, motivate and retain associates through a pay for performance culture and enhanced training;
•	Focus on product innovation including new classes and formats, as well as adding higher ticket products;
•	Maximize channels, including print, digital and e-commerce to attract new customers while retaining our established customers; and
•	Evaluate the District Manager program’s effectiveness to improve the overall return on investment.

Our strategy has required, and is expected to continue to require, investments in our new stores, expanded inventory and merchandising, as well as operating costs for additional headcount, travel, training and marketing expenses. We believe we are investing in areas that will drive sustainable long-term growth.

Results of Operations

Net Sales

Our net sales for the three years ended December 31, 2017, 2016 and 2015 were as follows:

Year	North America	International	Total	(Decr) Incr from Prior Year
2017	$78,568,219	$3,753,049	$82,321,268	(0.7%)
2016	$79,041,920	$3,882,072	$82,923,992	(1.5%)
2015	$80,468,597	$3,692,603	$84,161,200	0.9%

Consolidated sales for 2017 decreased 0.7% compared to 2016.  North America reported a sales decline of 0.6% while International reported a 3.3% decline.  In North America, same store sales declined by 2.3%, while new stores added $1.3 million of sales.  The decline in same store sales can be attributed to a 9% decrease in purchases from our non-retail customers, offset by a 6% increase in sales to our retail customers.  For our International stores, the sales decline was mostly attributable to weakness in our Australia operation as overall foreign currency impacts mostly offset one another.

In 2016, our International segment reported a sales increase compared to 2015 while our North America segment reported a sales decline due to a decline in same store sales and loss of sales from closed stores.  The increase in sales for our International segment was primarily due to the full year impact of the UK store that opened in October 2015, offset by the change in UK foreign currency rates between 2016 and 2015.

Gross Profit

On a consolidated basis, gross profit margins were 63.3% in 2017, 62.4% in 2016, and 61.9% in 2015.  In general, our gross profit margin fluctuates based on the mix of customers we serve, the mix of products we sell, and our ability to source products globally.  Our negotiations with suppliers for lower pricing are an on-going process, for which we have varying degrees of success.  Sales to retail customers tend to produce higher gross margins than sales to non-retail customers due to the difference in pricing levels.  Therefore, as retail sales increase in the overall sales mix, higher gross margins tend to follow, which is the main reason our gross profit margins have shown steady improvement over the last two years.  Finally, there is also significant fluctuation in gross margins between the various merchandise categories we offer.  As a result, our gross margins can also vary depending on the mix of products sold during any given time period.

Operating Expenses

Our consolidated operating expenses for the three years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Operating expenses	$44,872,007	$41,412,511	$41,596,360
As a % of sales	54.5%	49.9%	49.4%

The $3.4 million increase in operating expenses in 2017 compared to 2016 was primarily due to $1.3 million in costs related to the seven new stores that have opened / reopened since October 2016, $1.1 million related to the district manager program, $0.2 million for the increased base salary for our store managers, $0.2 million in increased advertising and marketing related to our national sponsorship of the Pinners program, with the remaining increase related to increases in credit card processing fees, occupancy costs across our store footprint, and home office wages.

The $184,000 decrease in operating expenses in 2016 compared to 2015 primarily related to $0.5 million savings in store moves (fewer store relocations in 2016 as compared to 2015), $0.3 million decrease in employee compensation and benefits (decrease in store manager bonus, partially offset by increases in headcount), $0.1 million lower advertising and marketing expenses, offset by $0.7 million higher occupancy costs.

Other Income/Expense (net)

Other Income/Expense consists primarily of currency exchange fluctuations, interest income, and interest expense.  In 2017, we incurred other expenses (net) of approximately $79,000 compared to other expenses (net) of approximately $98,000 in 2016.  In 2017, we earned approximately $7,000 in interest income on our cash and paid approximately $205,000 in interest expense on our bank debt.  We had a currency exchange gain of approximately $30,000 in 2017 compared to a currency exchange gain of approximately $19,000 in 2016.

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

Provision for Income Taxes

Our effective tax rate was 38%, 37%, and 37% for the years ended December 31, 2017, 2016 and 2015, respectively.  The difference between our statutory rates and our effective rate are primarily due to the domestic production activities deduction that we receive for our light manufacturing facility in Fort Worth, Texas and the country mix of earnings.

On December 22, 2017, Tax Cuts and Jobs Act (the “Tax Act”) was enacted. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018.  As a fiscal year U.S. taxpayer, the majority of the provisions will apply in 2018, such as the lowering of the U.S. federal corporate income tax rate to 21%, eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions.   Additionally, because the Tax Act was enacted in 2017, we were required to record an additional $340,782 of net income tax expense in the fourth quarter of 2017 as follows:

Transition tax on deemed repatriation of certain foreign earnings	$514,454
Foreign Withholding Taxes	290,128
Remeasuring deferred tax position at the lowered income tax rate	(463,800)
$340,782
The above amounts were recorded based on reasonable estimates and our current interpretation of the Tax Act.  We are still accumulating and processing data to finalize the underlying calculations and expect regulators to issue further guidance. As such, our estimates may subsequently change.

Segment Information

Results of operations by segment follows:

North America

The table below reports our net sales by store category for our North America segment for the year ended December 31, 2017 compared to the prior year:

	# Stores	2017	# Stores	2016	$ Change	% Change
Same stores	107	$75,698,765	107	$77,449,960	$(1,751,195)	(2.3%)
New stores	7	2,374,044	4	1,034,142	1,339,902	129.6%
Closed/temp closed stores	1	495,410	3	557,818	(62,408)	(11.2%)
Total net sales	115	$78,568,219	111	$79,041,920	$(473,701)	(0.6)%

North America consisted of 115 stores at December 31, 2017 and 111 stores at December 31, 2016.  In 2017, we opened stores in Allen, TX (April 2017); Miami, FL (May 2017); and McAllen, TX (May 2017).  Our Harrisburg, PA store was temporarily closed from April 2016 through December 2016.  In 2016, we opened stores in Nyack, NY (March 2016); Philadelphia, PA (October 2016); Lyndhurst, NJ (November 2016); and Johnston, RI (December 2016).  We closed stores in Tucson, AZ (March 2016) and Allentown, PA (April 2016).  A store is categorized as “new” until it is operating for the full comparable period in the prior year.

The decline in same store sales was primarily due to a 9% decrease in sales to our non-retail customers, offset by a 6% increase to our retail customers.  Specifically, ticket counts to our non-retail customers were relatively flat, decreasing by 0.1%, while the average ticket decreased 10%, from $130.25 in 2016 to $117.01.  Our non-retail customers are still buying, just not as much.

For our retail customers, we believe the initiatives to improve our customer experience and increase our brand awareness have been successful.  Further, our military and first responder appreciation programs (eligible customers receive discounted pricing) have also been well accepted, as enrollments continue to increase from 9,085 members at December 31, 2016 to 43,895 members at December 31, 2017.   Sales to this customer group increased 6% in 2017 compared to 2016.  Specifically, ticket counts increased 15%, while the average ticket was $63.12 in 2017 compared to $68.34 in 2016.

The table below reports our net sales by store category for the year ended December 31, 2016 compared to the prior year:

	# Stores	2016	# Stores	2015	$ Change	% Change
Same stores	107	$77,449,960	107	$78,265,681	$(815,721)	(1.04%)
New stores	4	1,034,142	-	-	1,034,142	NA
Closed/temp closed stores	3	557,818	3	2,202,916	(1,645,098)	(74.68%)
Total net sales	111	$79,041,920	107	$80,468,597	$(1,426,677)	(1.77)%

In 2015, there were no changes in our store footprint (no store openings or closures).  The overall sales decline in 2016 compared to 2015 was due to lower sales to our non-retail customer group, while sales to retail customers experienced an increase.

Our sales mix by customer group for the three years ended December 31, 2017, 2016 and 2015 was as follows:

Customer Group	2017	2016	2015
Retail	60%	57%	55%
Institution	2%	2%	3%
Wholesale	34%	36%	38%
Manufacturers	4%	5%	4%
	100%	100%	100%

In 2017, North America’s operating expenses increased $3.3 million to $42.4 million compared to $39.1 million in 2016 due to $1.3 million in costs related to the seven new stores that have opened / reopened since October 2016, $1.1 million related to the district manager program, $0.2 million for the increased base salary for our store managers, $0.2 million in increased advertising and marketing related to our national sponsorship of the Pinners program, while the remaining increases related to increases in credit card processing fees, occupancy costs across our store footprint and home office wages,.

In 2016, North America’s operating expenses decreased $0.4 million primarily due to $0.5 million savings in store moves (fewer store relocations in 2016 than 2015), $0.3 million decrease in employee compensation and benefits (decrease in store manager bonus, partially offset by increases in headcount), $0.1 million lower advertising and marketing expenses, offset by $0.5 million higher occupancy costs.

International

Our International segment consists of all stores located outside of North America.  As of December 31, 2017 and 2016, that represents four retail/wholesale combination stores with two located in the United Kingdom, one located in Australia, and one located in Spain.  International accounted for 4.6%, 4.7%, and 4.4% of our total sales in 2017, 2016, and 2015, respectively.  We opened the second store in the United Kingdom in October 2015.

The increases (or decreases) in net sales, operating income and operating income as a percentage of sales from our International stores for the years ended December 31, 2017, 2016 and 2015 were as follows:

Year	Net Sales Increase (Decrease) from Prior Yr	Operating Income (Loss)	Operating Income Increase (Decrease) from Prior Year	Operating Income as a Percentage of Sales
2017	(3.3%)	$(256,995)	(438.3)%	(6.8%)
2016	5.1%	$75,958	(37.4)%	2.0%
2015	(14.9)%	$121,296	(79.1)%	3.3%

International’s sales totaled approximately $3.8 million in 2017, compared to approximately $3.9 million in 2016, a decrease of $129,000, primarily due to lower sales in our Australia unit and unfavorable foreign currency exchange rates in the UK, offset by favorable exchange rates in Spain.  Gross profit for International decreased to 59.3% in 2017 compared to 61.8% in 2016, due to customer and product mix.  International’s operating expenses increased by $159,000 due to higher personnel, rent and advertising costs.  Specifically, International’s operating expenses totaled approximately $2.5 million in 2017, compared to $2.3 million in 2016.  Overall, advertising and marketing expenses are this segment’s largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

International’s sales increased by 5.1% in 2016 compared to 2015, primarily due to the full year impact of the Manchester, UK store that opened in October 2015. Gross margin increased from 60.5% in 2015 to 61.8% in 2016.  Operating expenses as a percentage of sales in 2016 increased from 57.2% in 2015 to 59.8% in 2016 as operating expenses grew at a faster pace in 2016 than sales, due to the addition of the Manchester, UK store.  As a result, International’s operating income as a percentage of sales decreased to 2.0% for 2016 compared to 3.3% for 2015.  The change in foreign currency exchange rates from 2015 to 2016, primarily in the UK, and the performance our stores in Europe were the primary causes of the decline in this segment.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory, to finance capital investments, and to service our outstanding debt.  We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.  Our cash balances at December 31, 2017 totaled $18.3 million.  In addition, we have available a $6 million line of credit, as more fully described below.

In August 2015, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2018.  In 2017, no shares were repurchased, while 520,500 shares were repurchased during in 2016.   At December 31, 2017, there are 1,150,793 shares available for repurchase under the plan.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas (“BOKF”) which provided us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock pursuant to our stock repurchase program through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  On August 10, 2017, this line of credit was further amended to extend the drawdown period and conversion date from August 25, 2017 to August 18, 2018 to align with our stock repurchase program.   During this time period, we are required to make monthly interest-only payments. At the end of this time period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   There were no amounts drawn on this line in 2017.  In 2016, we drew approximately $3.7 million on this line which was used to repurchase approximately 520,500 shares of our common stock pursuant to our stock repurchase program.  At December 31, 2017, the unused portion of the line of credit was approximately $7.6 million.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 10, 2017, this line of credit was amended to extend the maturity to September 18, 2019.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the years ended December 31, 2017 and 2016, there were no amounts drawn on this line and we were fully in compliance with the required covenants.

Amounts drawn under either facility accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (3.351% and 2.557% at December 31, 2017 and 2016, respectively).

On our consolidated balance sheet, total assets increased to $74.9 million at December 31, 2017 from $70.7 million at year-end 2016.  Total stockholders’ equity increased to $59.5 million at December 31, 2017 from $53.7 at year-end 2016, primarily due to net income earned during 2017, the exercise of stock options and the impact of foreign currency translation.  Our current ratio increased to 8.3 at December 31, 2017 from 6.5 at year-end 2016 due primarily to an increase in cash and inventory and a decrease in accrued liabilities.

 As of December 31, 2017, our investment in inventory increased by $4.1 million from year-end 2016, as we invested in the four new stores that opened/reopened since December 31, 2016 and expanded our product line to support new marketing and merchandising initiatives. Inventory turnover reached an annualized rate of 2.3 times in 2017, decreasing from 2.5 times in 2016.  We compute our inventory turns as sales divided by average inventory (calculated as the average of the beginning of the year and end of the year balances).  At December 31, 2017, average inventory per store was $176,000, an increase of 9% compared to $161,000 at year-end 2016.  This increase is a result of new merchandise in an effort to appeal to an expanded and diverse customer base, as well as stocking higher end leathers and luxury do-it-yourself kits in an effort to appeal to our legacy customer base.  In general, our products are not perishable or seasonal and because we don’t sell finished goods, our products can have a long shelf life.

Accounts payable decreased approximately $0.2 million to $1.4 million at December 31, 2017 compared to year-end 2016 due to timing of payments.  Accrued expenses decreased by $1.0 million from year-end 2016 to $5.0 million at December 31, 2017 due to lower accrued bonus and lower levels of inventory in transit.

In 2017, cash flow provided by operating activities was $3.0 million, composed of net income of $4.5 million, plus $1.9 million of depreciation and amortization, plus $0.9 million of foreign currency translation, offset by changes in working capital including purchases of inventory and payments of accrued expenses.

By comparison, in 2016, cash flow provided by operating activities was approximately $7.5 million, composed of net income of $6.4 million, plus $1.7 million of depreciation and amortization.

Cash flow used in investing activities totaled approximately $1.7 million and $1.5 million in 2017 and 2016, respectively, consisting primarily of the purchase of fixtures for new stores, store moves and remodels and computer equipment, and in 2017, vehicles and computer equipment for our new district managers.

There was $151,000 of cash provided by financing activities in 2017, related to proceeds from the exercise of stock options, offset by the final payment on our capital lease, compared to $95,000 used in financing activities in 2016.  In 2016, we repurchased $3.7 million of treasury stock, funded primarily through drawdowns on our line of credit with BOKF, as well as made a scheduled payment on our capital lease obligation of $80,710.

We believe that cash flow from operations will be adequate to fund our operations in 2018, while also funding our growth plans and strategic initiatives.  At this time, we know of no trends or demands, commitments, events, or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet our contractual obligations and commercial commitments.  We could defer expansion plans if required by unanticipated drops in cash flow.  In particular, because of the relatively small investment required by each new store, we have flexibility in when we make most expansion expenditures.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2017, 2016, or 2015, and we do not currently have any such arrangements.

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

Inventory.  Inventory is stated at the lower of cost or net realizable value and is accounted for on the “first in, first out” method.  This means that sales of inventory treat the oldest item of identical inventory as being the first sold.  In addition, we regularly reduce the value of our inventory for slow-moving or obsolete inventory.  This reduction is based on our review of items on hand compared to their estimated future demand.  If actual future demand is less favorable than what we project, additional write-downs may be necessary.  Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.

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

Interest Rate Risk. We are subject to market risk associated with interest rate movements on our outstanding debt which accrue interest at a rate that changes with fluctuations in the LIBOR rate.    Based on the Company's level of debt at December 31, 2017, increase of one percent in the LIBOR rate would result in additional interest expense of approximately $74,000 during a twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$18,337,258	$16,862,304
Accounts receivable-trade, net of allowance for doubtful accounts
of $22,642 and $2,404 as of December 31, 2017 and 2016, respectively	461,212	560,984
Inventory	37,311,197	33,177,539
Prepaid income taxes	41,307	964,323
Prepaid expenses	1,473,147	1,608,860
Other current assets	189,029	140,232
Total current assets	57,813,150	53,314,242

PROPERTY AND EQUIPMENT, at cost	27,218,481	25,536,352
Less accumulated depreciation and amortization	(11,750,639)	(9,884,559)
Property and equipment, net	15,467,842	15,651,793

DEFERRED INCOME TAXES	271,738	375,236
GOODWILL	962,949	956,201
OTHER INTANGIBLES, net of accumulated amortization of
$710,000 and $708,000 as of December 31, 2017 and 2016, respectively	19,222	20,840
OTHER assets	379,695	334,408
Total Assets	$74,914,596	$70,652,720

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,413,450	$1,621,884
Accrued expenses and other liabilities	4,953,477	5,937,187
Current maturities of capital lease obligations	-	72,686
Current maturities of long-term debt	614,311	614,311
Total current liabilities	6,981,238	8,246,068

DEFERRED INCOME TAXES	1,636,958	1,956,032

LONG-TERM DEBT, net of current maturities	6,757,419	6,757,419

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized; 11,313,692 and 11,235,992 shares issued at December 31, 2017 and 2016, respectively; 9,270,862 and 9,193,162 shares outstanding
at December 31, 2017 and 2016, respectively	27,153	26,966
Paid-in capital	6,831,271	6,368,455
Retained earnings	63,921,244	59,469,493
Treasury stock at cost (2,042,830 shares each of 2017 and 2016, respectively)	(10,278,584)	(10,278,584)
Accumulated other comprehensive income	(962,103)	(1,893,129)
Total stockholders' equity	59,538,981	53,693,201
Total Liabilities and Stockholders’ Equity	$74,914,596	$70,652,720

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31

	2017	2016	2015

NET SALES	$82,321,268	$82,923,992	$84,161,200
COST OF SALES	30,207,439	31,210,750	32,090,140
Gross Profit	52,113,829	51,713,242	52,071,060

OPERATING EXPENSES	44,872,007	41,412,511	41,596,360
INCOME FROM OPERATIONS	7,241,822	10,300,731	10,474,700

OTHER (INCOME) EXPENSE:
Interest expense	205,555	155,189	330,004
Other, net	(126,857)	(57,287)	(74,357)
Total other expense	78,698	97,902	255,647

INCOME BEFORE INCOME TAXES	7,163,124	10,202,829	10,219,053

PROVISION FOR INCOME TAXES	2,711,373	3,800,570	3,816,648

NET INCOME	$4,451,751	$6,402,259	$6,402,405

Foreign currency translation adjustments	931,026	(205,450)	(999,621)
COMPREHENSIVE INCOME	$5,382,777	$6,196,809	$5,402,784

NET INCOME PER COMMON SHARE:
BASIC	$0.48	$0.69	$0.64
DILUTED	$0.48	$0.69	$0.63

Weighted Average Number of Shares Outstanding:
Basic	9,242,092	9,301,867	10,077,506
Diluted	9,256,810	9,321,558	10,102,760

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,451,751	$6,402,259	$6,402,405
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	1,875,102	1,719,154	1,567,172
Loss on disposal or abandonment of assets	3,139	16,985	31,064
Non-cash share-based compensation	239,599	199,870	145,322
Deferred income taxes	(215,576)	205,111	289,171
Foreign currency translation	883,670	(163,292)	(896,928)
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade	99,772	(7,778)	71,848
Inventory	(4,133,658)	407,000	(709,047)
Prepaid expenses	135,713	(284,788)	43,585
Other current assets	(48,797)	(70,035)	87,561
Accounts payable-trade	(208,434)	(361,492)	728,158
Accrued expenses and other liabilities	(983,710)	(108,365)	651,038
Income taxes	923,016	(415,046)	(212,449)
Total adjustments	(1,430,164)	1,137,324	1,796,495
Net cash provided by operating activities	3,021,587	7,539,583	8,198,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,689,645)	(1,697,704)	(2,164,040)
Purchase of intangible property	-	-	(10,000)
Proceeds from sale of assets / insurance	35,963	153,483	11,662
Decrease (increase) in other assets	(43,669)	(1,127)	295
Net cash used in investing activities	(1,697,351)	(1,545,348)	(2,162,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit loans	-	-	(3,500,000)
Proceeds from notes payable and long-term debt	-	3,660,505	3,711,225
Payments on notes payable and long-term debt	-	-	(2,143,125)
Payments on capital lease obligations	(72,686)	(79,396)	(79,890)
Repurchase of common stock (treasury stock)	-	(3,675,654)	(3,708,862)
Proceeds from exercise of stock options	223,404	-	9,920
Net cash provided by (used in) financing activities	150,718	(94,545)	(5,710,732)

NET INCREASE (DECREASE) IN CASH	1,474,954	5,899,689	326,085

CASH, beginning of period	16,862,304	10,962,615	10,636,530

CASH, end of period	$18,337,258	$16,862,304	$10,962,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$205,555	$155,189	$330,004
Income tax paid during the period, net of refunds	$1,788,357	$4,215,616	$3,743,864

NON-CASH INVESTING ACTIVITIES
Equipment purchased via capital lease arrangements	-	-	$231,972

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2015	10,210,939	$26,890	$6,013,419	$(2,894,068)	$46,664,829	$(688,058)	$49,123,012
Shares issued - stock options exercised	2,000	5	9,915	-	-	-	9,920
Share-based compensation	8,650	21	145,301	-	-	-	145,322
Net income	-	-	-	-	6,402,405	-	6,402,405
Purchase of Treasury stock	(528,725)	-	-	(3,708,862)	-	-	(3,708,862)
Translation adjustment	-	-	-	-	-	(999,621)	(999,621)
BALANCE, December 31, 2015	9,692,864	$26,916	$6,168,635	$(6,602,930)	$53,067,234	$(1,687,679)	$50,972,176
Share-based compensation	20,780	50	199,820	-	-	-	199,870
Net income	-	-	-	-	6,402,259	-	6,402,259
Purchase of Treasury stock	(520,482)	-	-	(3,675,654)	-	-	(3,675,654)
Translation adjustment	-	-	-	-	-	(205,450)	(205,450)
BALANCE, December 31, 2016	9,193,162	$26,966	$6,368,455	$(10,278,584)	$59,469,493	$(1,893,129)	$53,693,201
Shares issued - stock options exercised	44,400	107	223,297	-	-	-	223,404
Share-based compensation	33,300	80	239,519	-	-	-	239,599
Net income	-	-	-	-	4,451,751	-	4,451,751
Translation adjustment	-	-	-	-	-	931,026	931,026
BALANCE, December 31, 2017	9,270,862	$27,153	$6,831,271	$(10,278,584)	$63,921,244	$(962,103)	$59,538,981

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2017, 2016, and 2015

1.  DESCRIPTION OF BUSINESS

We are a specialty retailer of leather and leathercraft related items, offering a broad range of leather, quality tools, hardware, accessories, liquids, lace, kits and teaching materials. We sell our products through company-owned stores and through orders generated from our website, www.tandyleather.com. We also manufacture the leather lace and some of our do-it-yourself kits that are sold in our stores and website.

We operate in two segments, based on management responsibility and store location:  North America and International.  Prior to January 1, 2017, we operated in three segments:  Wholesale, Retail and International.  To better reflect how management analyzes the business and allocates resources, we combined Wholesale and Retail into North America effective January 1, 2017, while International remains the same.

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

Our consolidated financial statements include the accounts of Tandy Leather Factory, Inc. and its wholly owned subsidiaries, The Leather Factory, L.P. (a Texas limited partnership), Tandy Leather Company, L.P. (a Texas limited partnership), Mid-Continent Leather Sales, Inc. (an Oklahoma corporation), Roberts, Cushman & Company, Inc. (a Texas corporation), The Leather Factory of Canada, Ltd. (a Canadian corporation), Tandy Leather Factory UK Limited (a UK corporation), Tandy Leather Factory Australia Pty. Limited (an Australian corporation), and Tandy Leather Factory España, S.L. (a Spanish corporation).  All intercompany accounts and transactions have been eliminated in consolidation.

•	Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity.  Gains and losses resulting from foreign currency transactions are reported in the statements of income under the caption “Other (Income) Expense”, net, for all periods presented.  We recognized foreign currency transaction gains of $30,000, $19,000, and $24,000, in 2017, 2016, and 2015, respectively.

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

Inventory is valued at the lower of cost or net realizable value.  In addition, the value of inventory is periodically reduced to net realizable value for slow-moving or obsolete inventory based on management's review of items on hand compared to their estimated future demand.

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

BASIC	2017	2016	2015
Net income	$4,451,751	$6,402,259	$6,402,405

Weighted average common shares outstanding	9,242,092	9,301,867	10,077,506

Earnings per share – basic	$0.48	$0.69	$0.64

DILUTED
Net income	$4,451,751	$6,402,259	$6,402,405

Weighted average common shares outstanding	9,242,092	9,301,867	10,077,506
Effect of restricted stock awards and assumed exercise of stock options	14,718	19,691	25,254
Weighted average common shares outstanding, assuming dilution	9,256,810	9,321,558	10,102,760

Earnings per share - diluted	$0.48	$0.69	$0.63

Outstanding options and restricted stock awards excluded as anti-dilutive	17,632	31,477	60,433

For additional disclosures regarding the restricted stock awards and the employee stock options, see Note 11. The net effect of converting stock options and restricted stock grants to purchase 19,169, 90,085, and 68,400 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2017, 2016, and 2015, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Goodwill is not amortized, but is evaluated at least annually for impairment.  We completed our annual goodwill impairment analysis as of December 31 for each of the years ended December 31, 2017, 2016, and 2015 and determined that no adjustment to the carrying value of goodwill was required.

The only change in our goodwill for 2017 and 2016 resulted from foreign currency translation gains (losses) of $6,748 and $2,845, respectively.

Our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2017
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$545,897	$8,472
Non-Compete Agreements	175,316	164,566	10,750
	$729,685	$710,463	$19,222

	As of December 31, 2016
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$545,279	$9,090
Non-Compete Agreements	175,316	163,566	11,750
	$729,685	$708,845	$20,840

Excluding goodwill, we have no intangible assets not subject to amortization under U.S. GAAP.  Amortization of intangible assets of $1,618 in 2017, $6,442 in 2016, and $40,744 in 2015 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense as follows for the next five years:

2018	$1,417
2019	666
2020	666
2021	666
2022	666
Thereafter	5,141

•	Fair value of financial Instruments

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

Our principal financial instruments held consist of certificates of deposit, accounts receivable, accounts payable, and long-term debt.  The carrying value of certificates of deposit, accounts receivable and accounts payable approximate their fair value due to the relatively short-term nature of the accounts.  The terms of the long-term debt are considered reasonable for this type of financing; therefore, the carrying amount approximates fair value.

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
We have one stock option plan that expired in March 2017.  This plan permitted annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  These options vest and become exercisable six months from the option grant date.  Under this plan, no stock options were awarded in 2017, 2016 or 2015, therefore, we did not recognize any share based compensation expense for these options during those periods.
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

All shipping and handling costs incurred by us are included in operating expenses on the statements of income.  These costs totaled approximately $1,965,000, $1,982,000, and $2,012,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

•	Advertising

With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve to eighteen months.  Such capitalized costs are included in other current assets and totaled $203,000 and $213,000 at December 31, 2017 and 2016, respectively.  Total advertising expense was $4,956,000 in 2017; $4,759,000 in 2016; and $4,826,000 in 2015.

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

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Write-offs have historically not been material, but are evaluated for write off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was approximately $22,600 and $2,400 at December 31, 2017 and 2016, respectively.

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

4.  BALANCE SHEET COMPONENTS

	December 31, 2017	December 31, 2016
INVENTORY
On hand:
Finished goods held for sale	$34,824,728	$30,684,026
Raw materials and work in process	1,138,316	1,034,041
Inventory in transit	1,348,153	1,459,472
TOTAL	$37,311,197	$33,177,539

PROPERTY AND EQUIPMENT
Building	$9,257,066	$9,105,286
Land	1,451,132	1,451,132
Leasehold improvements	1,615,464	1,350,916
Equipment and machinery	6,447,776	5,991,343
Furniture and fixtures	7,907,704	7,342,642
Vehicles	539,339	295,033
	27,218,481	25,536,352
Less: accumulated depreciation	(11,750,639)	(9,884,559)
TOTAL	$15,467,842	$15,651,793

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued bonuses	$1,748,236	$2,123,942
Accrued payroll	630,259	689,150
Deferred revenue	905,657	909,297
Sales and payroll taxes payable	524,184	494,720
Inventory in transit	1,067,143	1,432,590
Other	77,998	287,488
TOTAL	$4,953,477	$5,937,187

Depreciation expense was $1,873,484, $1,717,548, and $1,520,385 for the years ended December 31, 2017, 2016, and 2015, respectively.

Loss (gain) from abandonment and/or disposal of assets, which is included in operating expenses, is as follows, by segment:

Year ended December 31	North America	International	Total
2017	$2,378	$761	$3,139
2016	17,699	(714)	16,985
2015	19,583	11,481	31,064

5.  NOTES PAYABLE AND LONG-TERM DEBT

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas (“BOKF”) which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 10, 2017, this line of credit was amended to extend the maturity to September 18, 2019. The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the years ended December 31, 2017 and 2016, there were no amounts drawn on this line.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permits us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2018.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock pursuant to our stock repurchase program through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  On August 10, 2017, this line of credit was further amended to extend the drawdown period and conversion date from August 25, 2017 to August 18, 2018 to align with our stock repurchase program.   During this time period, we are required to make monthly interest-only payments. At the end of this time period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  There were no amounts drawn on this line during in 2017.   During the year ended December 31, 2016, we drew approximately $3.7 million on this line which was used to purchase approximately 520,500 shares of our common stock pursuant to our stock repurchase program.  At December 31, 2017, the unused portion of the line of credit was approximately $7.6 million.

Amounts drawn under either facility accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (3.351% and 2.557% at December 31, 2017 and December 31, 2016, respectively).

At December 31, the amount outstanding under the above agreements consisted of the following:

	2017	2016
Business Loan Agreement with BOKF – collateralized by real estate; payable as follows:
Line of Credit Note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2022	$7,371,730	$7,371,730

Line of Credit Note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2019	-	-
	$7,371,730	$7,371,730
Less current maturities	614,311	614,311
	$6,757,419	$6,757,419

The terms of the above lines of credit contain various covenants for which we were in compliance as of December 31, 2017 and 2016.

Scheduled maturities of the Company’s notes payable and long-term debt are as follows:

2018	$614,311
2019	1,842,932
2020	1,842,932
2021	1,842,932
2022	1,228,623
$7,371,730

6.  CAPITAL LEASE OBLIGATIONS

We lease certain telecommunication equipment under a capital lease agreement.  The asset subject to the agreement totaled $227,783, of which $217,094 and $210,904 was included in Property and Equipment at December 31, 2017 and 2016, respectively, and $10,689 and $16,879 which was included in Prepaid Equipment (not placed in service) as of December 31, 2017 and 2016, respectively.  Accumulated depreciation on the assets placed in service December 31, 2017 and 2016 were approximately $63,319 and $21,400, respectively.  Amortization of the capitalized cost is charged to depreciation expense.

At December 31, 2017, there were no amounts owed under our capital lease obligation, while at December 31, 2016, we owed $72,686 which was included in current liabilities.

7.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2017, 2016, and 2015, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.

Year Ended December 31,	Maximum Matching Contribution per Participant*	Total Matching Contribution
2017	$10,600	$326,612
2016	$10,600	$277,753
2015	$10,400	$290,388

* Due to the annual limit on eligible earnings imposed by the Internal Revenue Code

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2017, 2016, or 2015.

We currently offer no postretirement or postemployment benefits to our employees.

8.  INCOME TAXES

The provision for income taxes consists of the following:

	2017	2016	2015
Current provision:
Federal	$3,090,997	$3,108,894	$3,045,292
State	309,249	486,565	482,186
	3,400,246	3,595,459	3,527,478

Deferred provision (benefit):
Federal	(665,181)	183,520	212,563
State	(23,692)	21,591	76,607
	(688,873)	205,111	289,170

	$2,711,373	$3,800,570	$3,816,648

On December 22, 2017, Tax Cuts and Jobs Act (the “Tax Act”) was enacted. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018.  As a fiscal year U.S. taxpayer, the majority of the provisions will apply in 2018, such as the lowering of the U.S. federal corporate income tax rate to 21%, eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions.   Additionally, because the Tax Act was enacted in 2017, we were required to record $340,782 of net income tax expense in the fourth quarter of 2017 as follows:

Transition tax on deemed repatriation of certain foreign earnings*	$514,454
Foreign Withholding Taxes*	290,128
Remeasuring deferred tax position at the lowered income tax rate^	(463,800)
$340,782
*classified as part of the Federal current provision
^classified as part of the Federal deferred benefit

The above amounts were recorded based on reasonable estimates and our current interpretation of the Tax Act.  We are still accumulating and processing data to finalize the underlying calculations and expect regulators to issue further guidance. As such, our estimates may subsequently change.

Income before income taxes is earned in the following tax jurisdictions:

	2017	2016	2015
United States	$6,372,585	$9,070,894	$9,272,854
United Kingdom	(171,608)	(81,987)	(43,567)
Canada	1,055,783	1,034,027	813,824
Australia	(88,096)	82,622	48,633
Spain	(5,540)	97,273	127,309
	$7,163,124	$10,202,829	$10,219,053

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2017	2016
Deferred income tax assets:
Capitalized inventory costs	$198,616	$265,454
Warrants and share-based compensation	29,047	44,151
Accrued expenses, reserves, and other	44,075	65,631
Total deferred income tax assets	$271,738	$375,236

Deferred income tax liabilities:
Property and equipment depreciation	$1,008,485	$1,728,265
Goodwill and other intangible assets amortization	155,175	227,767
Transition tax on deemed repatriation of foreign earnings	473,298	-
Total deferred income tax liabilities	$1,636,958	$1,956,032

The effective tax rate differs from the statutory rate as follows:

	2017	2016	2015
Statutory rate – Federal US income tax	34%	34%	34%
State and local taxes	6%	6%	6%
Impact of Tax Act	4%	-	-
Non-U.S. income tax at different rates	(1%)	-	-
Domestic production activities deduction	(2%)	(1%)	(1%)
Other, net	(3%)	(2%)	(2%)
Effective rate	38%	37%	37%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2015.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2014 and December 2015 tax years.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under lease agreements that expire on dates ranging from February 2018 to November 2027.  Rent expense on all operating leases for the years ended December 31, 2017, 2016, and 2015, was $4,609,724, $4,189,225, and $3,844,641, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2017 were as follows:

Year ending December 31:
2018	$4,324,431
2019	3,579,430
2020	2,968,426
2021	2,255,792
2022	1,461,280
2023	832,593
2024	546,843
2025	432,990
2026	221,967
2027	96,398
Total minimum lease payments	$16,720,150

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

10.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers primarily involved in the sale of leathercraft.  No single customer accounted for more than 1/2% of our consolidated revenues in 2017, 2016, or 2015 and sales to our five largest customers represented 1.2%, 1.4%, and 1.3%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, loss of this supplier would not have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited, although at December 31, 2017 and 2016, two customer’s balances represented 21.4% and 35.2% of net accounts receivable balance, respectively. We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

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

A summary of stock option transactions for the years ended December 31 is as follows:

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	56,400	$5.14	68,400	$5.17	72,400	$5.16
Granted	-	-	-	-	-	-
Forfeited or canceled	(12,000)	5.14	(12,000)	5.30	(2,000)	4.96
Exercised	(44,400)	5.14	-	-	(2,000)	4.96
Outstanding at December 31	-	$-	56,400	$5.14	68,400	$5.17
Exercisable at end of year	-	$-	56,400	$5.14	68,400	$5.17
Weighted-average fair value of
options granted during year	n/a		n/a		n/a

Because we had no awards of stock options in 2017, 2016 and 2015, we were not required to record any compensation cost for stock options.

The intrinsic value of stock options exercised in 2017 and 2015 was $155,606 and $2,953, respectively.  Cash received from the exercise of stock options for 2017, 2016, and 2015 was $223,404, $ - and $9,920, respectively.

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

A summary of the activity for non-vested restricted common stock awards is as follows:
	Shares	Grant Fair Value
Balance, January 1, 2016	60,432	$8.97
Granted	33,685	7.14
Forfeited	(8,187)	8.97
Vested	(20,780)	8.97
Balance, December 31, 2016	65,150	$8.03

Balance, January 1, 2017	65,150	$8.03
Granted	9,005	8.05
Forfeited	(4,054)	8.97
Vested	(33,300)	8.97
Balance, December 31, 2017	36,801	$8.03

We recognized share based compensation expense of $239,599, $199,870, and $145,321 in 2017, 2016 and 2015, respectively, as a component of operating expenses.  As of December 31, 2017, there was unrecognized compensation cost related to non-vested restricted stock awards of $174,314 which will be recognized in each of the following years as follows:

2018	$100,127
2019	58,126
2020	14,853
2021	1,208

Of the 300,000 shares available for issuance, there are 188,225 shares available for future awards.

b)	Cash Dividend

Our Board will determine future cash dividends after giving consideration to existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.

c)  Stockholder Rights Plan

On June 6, 2013, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right” and collectively, the “Rights”) for each outstanding share of our common stock, par value $0.0024 per share, to stockholders of record at the close of business on June 16, 2013.  Each Right entitled the registered holder to purchase from us one one-thousandth of a newly created series of preferred stock at an exercise price of $30.00 per Right.  The Rights were exercisable in the event any person or group acquires 20% or more of our outstanding common stock (an “Acquiring Person”), or commences a tender offer or exchange offer that would result in such person becoming an Acquiring Person.  An exception was included in the Rights plan to ensure that certain owners are not, by virtue of their share ownership, automatically deemed to be an Acquiring Person upon adoption of the plan unless any such owner subsequently accrued additional shares of our common stock and after giving effect to such acquisition owns 20% or more of our outstanding common stock. The Rights expired on June 6, 2017.

d)	Share Repurchase Program

In August 2015, our Board authorized a share repurchase program pursuant to which we are authorized to repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase from 1.2 million to 2.2 million and to extend the program through August 2018.  In 2017, there were no shares repurchased under this plan. At December 31, 2017, there are 1,150,793 shares available for repurchase under the plan.

12.  SEGMENT INFORMATION

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
3. International – four stores, 2 located in UK, 1 in Spain and 1 in Australia

Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.  All prior year segment information has been restated to conform to the current segment structure.

	North America	International	Total
For the year ended December 31, 2017
Net Sales	$78,568,219	$3,753,049	$82,321,268
Gross Profit	49,889,888	2,223,941	52,113,829
Operating earnings	7,498,817	(256,995)	7,241,822
Interest expense	205,555	-	205,555
Other expense, net	(135,011)	8,154	(126,857)
Income before income taxes	7,428,370	(265,246)	7,163,124
Depreciation and amortization	1,790,421	84,681	1,875,102
Fixed asset additions	1,666,171	23,474	1,689,645
Total assets	$70,302,116	$4,612,480	$74,914,596

For the year ended December 31, 2016
Net Sales	$79,041,920	$3,882,072	$82,923,992
Gross Profit	49,315,003	2,398,239	51,713,242
Operating earnings	10,224,773	75,958	10,300,731
Interest expense	155,189	-	155,189
Other expense, net	(35,290)	(21,997)	(57,287)
Income before income taxes	10,104,873	97,956	10,202,829
Depreciation and amortization	1,631,534	87,620	1,719,154
Fixed asset additions	1,609,829	87,875	1,697,704
Total assets	$66,502,432	$4,150,288	$70,652,720

For the year ended December 31, 2015
Net Sales	$80,468,597	$3,692,603	$84,161,200
Gross Profit	49,838,455	2,232,605	52,071,060
Operating earnings	10,353,404	121,296	10,474,700
Interest expense	330,004	-	330,004
Other expense, net	(63,230)	(11,127)	(74,357)
Income before income taxes	10,086,630	132,423	10,219,053
Depreciation and amortization	1,509,592	57,580	1,567,172
Fixed asset additions	1,878,229	285,811	2,164,040
Total assets	$59,894,498	$4,716,578	$64,611,076

Net sales by geographic areas were as follows:

	2017	2016	2015
United States	$70,453,773	$70,886,401	$72,061,009
Canada	7,224,894	7,199,155	7,543,468
All other countries	4,642,601	4,838,436	4,556,723
	$82,321,268	$82,923,992	$84,161,200

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales in 2017, 2016, and 2015.  We do not have any significant long-lived assets outside of the United States.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic ("ASC") 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new accounting guidance may be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We will be adopting this new accounting guidance under a modified retrospective application which allows an adjustment to equity as of January 1, 2018 to all existing contracts and to apply the new standard to all new contracts that begin in 2018.  Based on our evaluation, we expect the adoption will change the timing of recognition of our gift card breakage income, which has historically been immaterial to our financial condition, results of operations and cash flows; as such, we had recognized gift card as sales in the period the gift card was sold.  The new guidance will require application of the proportional method in recognizing revenue in our consolidated statements of income.  Further, while we offer an unconditional right of return to our customers, this has historically been immaterial to our financial condition, results of operations and cash flows (annual gross product returns represent less than 0.1% of our net sales). We estimate that, at adoption on January 1, 2018, there will be an $168,000 increase to other accrued liabilities for gift cards where satisfaction of our performance obligation is not yet complete.  Finally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.

In February 2016, FASB issued ASU 2016-02, “Leases”, a comprehensive new standard that amends various aspects of existing accounting guidance for leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of our first quarter of fiscal 2019, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets but will likely have an insignificant impact on our consolidated statements of earnings.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter
Net sales	$20,149,845	$19,280,770	$18,388,381	$24,502,272
Gross profit	12,286,045	12,895,534	11,635,331	15,296,919
Net income	1,231,265	1,027,732	521,414	1,671,340
Net income per common share:
Basic	$0.13	$0.11	$0.06	$0.18
Diluted	$0.13	$0.11	$0.06	$0.18
Weighted average number of common shares outstanding:
Basic	9,308,726	9,225,960	9,270,862	9,270,862
Diluted	9,330,919	9,229,129	9,273,950	9,272,330

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
Net sales	$20,672,227	$19,552,905	$18,628,362	$24,100,498
Gross profit	12,652,746	12,895,790	11,644,871	14,519,835
Net income	1,520,997	1,820,915	1,000,350	2,059,997
Net income per common share:
Basic	$0.16	$0.19	$0.11	$0.23
Diluted	$0.16	$0.19	$0.11	$0.23
Weighted average number of common shares outstanding:
Basic	9,698,951	9,209,446	9,188,483	9,188,483
Diluted	9,718,453	9,227,941	9,206,382	9,301,867

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Tandy Leather Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditors since 2003.

Fort Worth, Texas
March 8, 2018

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III*

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES*
* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

   The following consolidated financial statements are included in Item 8:
•	Consolidated Balance Sheets at December 31, 2017 and 2016
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015

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

10.3
Deed of Trust, dated as of September 18, 2015, by and among Tandy Leather Factory, Inc., Jeffrey L Seasor and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2015 and incorporated by reference herein.

10.4
Form of Change of Control Agreement between the Company and each of Jon Thompson, Shannon Greene and Mark Angus, each effective as of December 3, 2012, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated by reference herein.

10.5
Tandy Leather Factory, Inc. 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013 and incorporated by reference herein.

10.6
Form of Non-Employee Director Restricted Stock Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.7
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

*21.1	Subsidiaries of Tandy Leather Factory, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

___________
    *Filed Herewith

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
By:	/s/ Shannon Greene
Shannon Greene
Chief Executive Officer

Dated:  March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Gramm	Chairman of the Board	March 8, 2018
Jeff Gramm

/s/ Shannon L. Greene	Chief Executive Officer, Director	March 8, 2018
Shannon L. Greene	(principal executive officer)

/s/ Mark J. Angus	President, Assistant Secretary, and Director	March 8, 2018
Mark J. Angus

/s/ Tina L. Castillo	Chief Financial Officer and Treasurer	March 8, 2018
Tina L. Castillo	(principal financial officer and principal accounting officer)

/s/ William M. Warren	Secretary, General Counsel, and Director	March 8, 2018
William M. Warren

/s/ James Pappas	Director	March 8, 2018
James Pappas

/s/ Vicki Cantrell	Director	March 8, 2018
Vicki Cantrell

/s/ Sharon Leite	Director	March 8, 2018
Sharon Leite

/s/ Sejal Patel	Director	March 8, 2018
Sejal Patel

/s/ Brent Beshore	Director	March 8, 2018
Brent Beshore

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
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

10.3
Deed of Trust, dated as of September 18, 2015, by and among Tandy Leather Factory, Inc., Jeffrey L Seasor and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2015 and incorporated by reference herein.

10.4
Form of Change of Control Agreement between the Company and each of Shannon Greene and Mark Angus, each effective as of December 3, 2012, filed as Exhibit 10.1 to Tandy Leather Factory’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated by reference herein.

10.5
Tandy Leather Factory, Inc. 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013 and incorporated by reference herein.

10.6
Form of Non-Employee Director Restricted Stock Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.7
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

*21.1	Subsidiaries of Tandy Leather Factory, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

___________
    *Filed Herewith