Form 10-Q
period 2018-03-31
TANDY LEATHER FACTORY INC
filed 2018-05-03
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 1-12368

TANDY LEATHER FACTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Southeast Loop 820, Fort Worth, Texas  76140
(Address of principal executive offices) (Zip code)

(817) 872-3200
(Registrant's telephone number, including area code)
______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer,"  "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 1, 2018
Common Stock, par value $0.0024 per share	9,180,210

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$19,252,878	$18,337,258
Accounts receivable-trade, net of allowance for doubtful accounts
of $16,075 and $22,642 in 2018 and 2017, respectively	503,322	461,212
Inventory	36,771,860	37,311,197
Prepaid income taxes	-	41,307
Prepaid expenses	1,576,205	1,473,147
Other current assets	78,412	189,029
Total current assets	58,182,677	57,813,150

PROPERTY AND EQUIPMENT, at cost	27,403,608	27,218,481
Less accumulated depreciation and amortization	(12,162,066)	(11,750,639)
Property and equipment, net	15,241,542	15,467,842

DEFERRED INCOME TAXES	265,456	271,738
GOODWILL	960,353	962,949
OTHER INTANGIBLES, net of accumulated amortization of approximately
$711,000 and $710,000 in 2018 and 2017, respectively	18,667	19,222
OTHER assets	379,292	379,695
TOTAL ASSETS	$75,047,987	$74,914,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,419,505	$1,413,450
Accrued expenses and other liabilities	3,875,349	4,953,477
Income tax payable	105,176	-
Current maturities of long-term debt	1,153,931	614,311
Total current liabilities	6,553,961	6,981,238

DEFERRED INCOME TAXES	1,581,178	1,636,958

LONG-TERM DEBT, net of current maturities	6,758,739	6,757,419
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,330,340 and 11,313,692 shares issued at 2018 and 2017, respectively;
9,215,110 and 9,270,862 shares outstanding at 2018 and 2017, respectively	27,193	27,153
Paid-in capital	6,860,200	6,831,271
Retained earnings	65,026,552	63,921,244
Treasury stock at cost (2,115,230 and 2,042,830 shares at 2018 and 2017, respectively)	(10,819,524)	(10,278,584)
Accumulated other comprehensive income	(940,312)	(962,103)
Total stockholders' equity	60,154,109	59,538,981
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,047,987	$74,914,596

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
For the Three Months Ended March 31

	2018	2017

NET SALES	$20,288,918	$20,149,845
COST OF SALES	7,445,956	7,863,800
Gross profit	12,842,962	12,286,045

OPERATING EXPENSES	11,074,001	10,548,554
INCOME FROM OPERATIONS	1,768,961	1,737,491

OTHER (INCOME) EXPENSE:
Interest expense	64,642	36,344
Other, net	(38,872)	(2,651)
Total other (income) expense	25,770	33,693

INCOME BEFORE INCOME TAXES	1,743,191	1,703,798

PROVISION FOR INCOME TAXES	469,572	472,533

NET INCOME	$1,273,619	$1,231,265

Foreign currency translation adjustments	21,791	356,340
COMPREHENSIVE INCOME	$1,295,410	$1,587,605

NET INCOME PER COMMON SHARE:
BASIC	$0.14	$0.13
DILUTED	$0.14	$0.13

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	9,264,446	9,308,726
DILUTED	9,264,811	9,330,919

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,273,619	$1,231,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	465,522	458,118
Loss on disposal or abandonment of assets	798	335
Non-cash stock-based compensation	28,969	44,794
Deferred income taxes	(49,498)	(103,187)
Foreign currency translation	24,388	344,789
Net changes in assets and liabilities:
Accounts receivable-trade	(42,110)	36,292
Inventory	539,337	(1,204,464)
Prepaid expenses	(103,058)	(101,357)
Other current assets	110,617	(126,374)
Accounts payable-trade	6,055	802,561
Accrued expenses and other liabilities	(1,246,439)	(1,717,366)
Income taxes	146,483	489,836
Total adjustments	(118,936)	(1,076,023)
Net cash provided by operating activities	1,154,683	155,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(240,020)	(599,757)
Increase (decrease) in other assets	957	(10,578)
Net cash used in investing activities	(239,063)	(610,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long term debt	540,940	-
Repurchase of common stock (treasury stock)	(540,940)	-
Net cash used in financing activities	-	-

NET INCREASE (DECREASE) IN CASH	915,620	(455,093)

CASH, beginning of period	18,337,258	16,862,304

CASH, end of period	$19,252,878	$16,407,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$64,642	$36,344
Income tax paid during the period, net of (refunds)	$372,587	$17,303

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
For the Three Months Ended March 31

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2018	9,270,862	$27,153	$6,831,271	$(10,278,584)	$63,921,244	$(962,103)	$59,538,981

Cumulative effect of accounting change (see Note 1)	-	-	-	-	(168,311)	-	(168,311)
Stock-based compensation	16,648	40	28,929	-	-	-	28,969
Purchase of treasury stock	(72,400)	-	-	(540,940)	-	-	(540,940)
Net income	-	-	-	-	1,273,619	-	1,273,619
Translation adjustment	-	-	-	-	-	21,791	21,791
BALANCE, March 31, 2018	9,215,110	$27,193	$6,860,200	$(10,819,524)	$65,026,552	$(940,312)	$60,154,109

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2017	9,266,496	$27,142	$6,368,279	$(10,278,584)	$59,469,493	$(1,893,129)	$53,693,201

Stock-based compensation	9,005	22	44,772	-	-	-	44,794
Net income	-	-	-	-	1,231,265	-	1,231,265
Translation adjustment	-	-	-	-	-	356,340	356,340
BALANCE, March 31, 2017	9,275,501	$27,164	$6,413,051	$(10,278,584)	$60,700,758	$(1,536,789)	$55,325,600

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Tandy Leather Factory, Inc. is a specialty retailer of leather and leathercraft related items, offering a broad range of leather, quality tools, hardware, accessories, liquids, lace, kits and teaching materials. We sell our products through company-owned stores and through orders generated from our website, www.tandyleather.com. We also manufacture the leather lace and some of our do-it-yourself kits that are sold in our stores and website.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2018 and December 31, 2017, and our results of operations and cash flows for the three-month periods ended March 31, 2018 and 2017.  Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Inventory.  Inventory is valued at the lower of cost or net realizable value.  In addition, the value of inventory is periodically reduced to net realizable value for slow-moving or obsolete inventory based on our review of items on hand compared to their estimated future demand.  Based on negotiations with vendors, title generally passes to us when merchandise is put on board.  Merchandise to which we have title but have not yet received is recorded as inventory in transit.

	March 31, 2018	December 31, 2017
Inventory on hand:
Finished goods held for sale	$34,185,969	$34,824,728
Raw materials and work in process	1,082,632	1,138,316
Inventory in transit	1,503,259	1,348,153
Total inventory	$36,771,860	$37,311,197

Goodwill and Other Intangibles.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.   During the first quarter of 2018, no indicators of impairment were identified.  Further, the only change in our goodwill for the three-month periods ended March 31, 2018 and 2017 resulted from foreign currency translation of $2,596 and $1,146, respectively.

Other intangibles consist of the following:

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$546,202	$8,167	$554,369	$545,897	$8,472
Non-Compete Agreements	175,316	164,816	10,500	175,316	164,566	10,750
	$729,685	$711,018	$18,667	$729,685	$710,463	$19,222

We recorded amortization expense of $555 during the first quarter of 2018 compared to $444 during the first quarter of 2017.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is estimated to be less than $1,000 per year.

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

Historically, the sale of gift cards has not been material to our financial condition, results of operations or cash flows.  As such, prior to January 1, 2018, gift cards were recognized as sales in the period the gift card was sold.  Effective January 1, 2018, in conjunction with the adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), we began recording a gift card liability on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period which is one year.  At March 31, 2018, our gift card liability, included in accrued expenses and other liabilities, totaled approximately $188,000, of which approximately $168,000 was recognized on January 1, 2018 as the cumulative effect of an accounting change.

Disaggregated Revenue.  In the following table, revenue is disaggregated by our major customer groups for the three months ended March 31:

	2018	2017
RETAIL (end users, consumers, individuals)	62%	59%
NON-RETAIL (hospitals, youth organizations, resellers, distributors, businesses)	38%	41%
	100%	100%

Note 7 contains additional disaggregated revenue information by segment and geographic area.

Comprehensive Income (loss). Comprehensive income includes net income and certain other items that are recorded directly to Stockholders' Equity.  Our only source of other comprehensive income is foreign currency translation adjustments.

Recent Accounting Pronouncements.  ASC 606 requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. ASC 606 also requires expanded disclosures regarding contracts with customers.  We adopted this standard effective January 1, 2018 using the modified retrospective basis which allows an adjustment to equity as of January 1, 2018 for all existing contracts and intend to apply the new standard to all new contracts that begin in 2018.  Given the nature of our business and that our sales generally occur at the counter or by shipment through common carrier at observable transaction prices with little, if any, variable consideration factors, there were no significant changes to the amount and timing of revenue recognition, except for our accounting for gift cards which has been discussed above.  While we offer an unconditional right of return to our customers, this has historically been immaterial to our financial condition, results of operations and cash flows (annual gross product returns represent less than 0.5% of our net sales).   In conjunction with our adoption of ASC 606 on January 1, 2018, as it relates to our gift card liability, we recorded a net decrease to opening retained earnings of $168,311 for gift cards where satisfaction of our performance obligation had not yet been completed.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases", a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration greater than one year.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  We have not completed our review of the new guidance; however, we anticipate that upon adoption of the standard, using a modified retrospective approach, we will recognize additional assets and corresponding liabilities related to leases on our balance sheet.

2.	NOTES PAYABLE AND LONG-TERM DEBT

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas ("BOKF"), which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 10, 2017, this line of credit was amended to extend the maturity to September 18, 2019.  The Business Loan Agreement contains covenants that requires us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a "Fixed Charge Coverage Ratio" greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly and are based on a trailing four quarter basis.  For the three-month periods ended March 31, 2018 and 2017, there were no amounts drawn on this line.

Also on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permits us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2018.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  On August 10, 2017, this line of credit was further amended to extend the drawdown period and conversion date from August 25, 2017 to August 18, 2018 to align with our stock repurchase program.   During this time period, we are required to make monthly interest-only payments. At the end of this time period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   For the quarter ended March 31, 2018, we drew approximately $541,000 on this line which was used to purchase 72,400 shares of our common stock.  There were no amounts drawn on this line during the quarter ended March 31, 2017.  At March 31, 2018, the unused portion of the line of credit was approximately $7.1 million.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85% (3.672% and 3.351% at March 31, 2018 and December 31, 2017, respectively).

At March 31, 2018 and December 31, 2017, the amount outstanding under the above agreements consisted of the following:

	2018	2017
Business Loan Agreement with BOKF – collateralized by real estate; payable as follows:
Line of Credit Note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2022	$7,912,670	$7,371,730

Line of Credit Note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.85%; matures September 18, 2019	-	-
	$7,912,670	$7,371,730
Less current maturities	1,153,931	614,311
	$6,758,739	$6,757,419

The terms of our lines of credit contain various covenants with which we were in compliance as of March 31, 2018 and December 31, 2017.

3.  INCOME TAX

Our effective tax rate for the three months ended March 31, 2018 was 27%, compared to 28% for the same period in 2017.  Our effective tax rate differs from the federal statutory rate primarily due to state income tax expense and timing of our deferred tax position, particularly in fixed assets.   The federal statutory rate was reduced from 35% in 2017 to 21% in 2018 due to the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017.

We have not fully completed our accounting for the income tax effects of the Tax Act. As discussed in the SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment.  During the three months ended March 31, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the Tax Act.

In the first quarter of 2018, we also recorded an estimate of $6,540 for the global intangible low-taxed income tax ("GILTI") for our estimated foreign earnings.  This tax has been included as part of our current provision as a period cost, and we have not recognized any deferred GILTI provision as we do not expect that basis differences would be significant.  This GILTI tax was created as part of the Tax Act.  Accordingly, there was no such provision during the first quarter of 2017.

4.  STOCK-BASED COMPENSATION

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

The fair value of restricted stock grants is based on the market value of our common stock on the date of grant.  Compensation costs for these awards is recognized on a straight-line basis over the four-year vesting period.

A summary of the activity for non-vested restricted common stock awards as of March 31, 2018 and 2017 is presented below:
	Shares	Award Fair Value
Balance, January 1, 2018	36,801	$8.03
Granted	-	-
Forfeited	-	-
Vested	(16,648)	8.22
Unvested Balance, March 31, 2018	20,153	$7.69

Balance, January 1, 2017	62,046	$8.24
Granted	9,005	$8.05
Forfeited	-	-
Vested	(21,013)	8.49
Unvested Balance, March 31, 2017	50,038	$8.22

As of March 31, 2018, there was unrecognized compensation cost related to non-vested restricted stock awards of $145,345 which will be recognized in each of the following years as follows:

2018	$71,158
2019	58,125
2020	14,853
2021	1,209

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three months ended March 31:

	2018	2017
Net income	$1,273,619	$1,231,265
Numerator for basic and diluted earnings per share	$1,273,619	$1,231,265

Denominator for basic earnings per share – weighted-average shares	9,264,446	9,308,726

Effect of dilutive securities:
Stock options	-	19,729
Restricted stock	365	2,464
Dilutive potential common shares	365	22,193

Denominator for diluted earnings per share – weighted-average shares	9,264,811	9,330,919

Basic earnings per share	$0.14	$0.13
Diluted earnings per share	$0.14	$0.13

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 12,779 and 109,545 shares of common stock have been included in the computations of diluted EPS for the quarters ended March 31, 2018 and 2017, respectively.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  We are periodically involved in litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position or operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

7. SEGMENT INFORMATION

We operate in two segments:  North America and International.  Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	North America	International	Total
For the quarter ended March 31, 2018
Net sales	$19,317,260	$971,658	$20,288,918
Gross profit	12,226,002	616,960	12,842,962
Operating income (loss)	1,830,659	(61,698)	1,768,961
Interest expense	64,642	-	64,642
Other (income) expense, net	(35,184)	(3,688)	(38,872)
Income (loss) before income taxes	1,801,201	(58,010)	1,743,191

Depreciation and amortization	441,552	23,970	465,522
Fixed asset additions	237,658	2,362	240,020
Total assets	$70,292,225	$4,755,762	$75,047,987

For the quarter ended March 31, 2017
Net sales	$19,231,714	$918,131	$20,149,845
Gross profit	11,752,957	533,088	12,286,045
Operating income (loss)	1,811,563	(74,072)	1,737,491
Interest expense	36,344	-	36,344
Other (income) expense, net	(17,654)	15,003	(2,651)
Income before income taxes	1,792,873	(89,075)	1,703,798

Depreciation and amortization	436,281	21,837	458,118
Fixed asset additions	597,826	1,931	599,757
Total assets	$67,016,728	$4,252,046	$71,268,774

Net sales for geographic areas were as follows for the three months ended March 31:

	2018	2017
United States	$17,348,173	$17,282,664
Canada	1,743,174	1,773,510
All other countries	1,197,571	1,093,671
	$20,288,918	$20,149,845

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2018 and 2017.  We do not have any significant long-lived assets outside of the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

To our knowledge, we are the world's largest specialty retailer of leather and leathercraft related items (based on sales), offering a wide range of leather, quality tools, hardware, accessories, liquids, lace, kits and teaching materials. We sell our products through company-owned stores and through orders generated from our website, www.tandyleather.com.  We have built our business by offering our customers a broad selection of quality products combined with knowledgeable store associates, in one location, at competitive prices.

We believe that the key to our success is our ability to profitably grow our base business.  We expect to grow that business by opening new stores and by increasing sales in our existing stores.  As of May 1, 2018, we have not yet opened any new stores in 2018 although we have plans to open one or two stores later this year.

We operate in two segments, based on management responsibility and store location:  North America and International.  As of May 1, 2018, our North America segment operates 115 company-owned stores located in 42 U.S. states and 7 Canadian provinces.  We expect to grow the number of stores in North America to approximately 150 in the future.  Our pace of store openings has recently picked up due to a change in strategy with a focus on growth.

Our International segment operates four company-owned stores with one located in each of Northampton, United Kingdom; Manchester, United Kingdom; Sydney, Australia; and Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new international stores in 2018.

As more fully disclosed in our Form 10-K for the year ended December 31, 2017, our long term strategy is to drive sustainable growth in traffic and sales through the implementation of a number of priorities with a goal of achieving 2020 financial targets of $87 - $90 million in net sales and greater than 10% operating income margins.  During the first quarter of 2018, we reported a slight improvement in sales and operating income as compared to the comparable period of 2017.  While that was encouraging, many of our key priorities are still being developed and we expect to see continued improvement as the year progresses.

Our customer base is diverse, with individual retail customers as our largest customer group, representing approximately 60% of our 2017 sales.  The remaining 40% of our 2017 sales were to our wholesale, manufacturer and institutional groups (including horse and tack shops, Western wear, crafters, upholsterers, cobblers, auto repair, education, hospitals, prisons and other large businesses that use our products as raw materials to produce goods for resale).  Generally, our retail customers provide a higher gross profit than our wholesale and manufacturer groups.

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

We are also focusing on improving our customer experience, increasing our brand awareness, and strengthening our store performance.   To help achieve those goals, in early 2017, we announced a district restructuring with our store footprint divided into fifteen districts (previously, our store footprint was divided into five regions).   Each district contains six to ten stores, reporting to a district manager who is tasked with growing traffic and sales, as well as training store managers and associates to better serve our customers and succeed in today's retail environment.  As of May 1, 2018, we have filled twelve of our fifteen district manager positions.

Our growth strategy has required, and is expected to continue to require, investments in our new stores, expanded inventory and merchandising, as well as operating costs for additional headcount, travel, training and marketing expenses. We believe we are investing in areas that will drive sustainable long-term growth.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 "Management's Discussions and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  See Note 1 for disclosures related to our adoption of the new revenue recognition standard.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as "may," "will," "could," "should," "anticipate," "believe," "budgeted," "expect," "intend," "plan," "project," "potential," "estimate," "continue," or "future" variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2017 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

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

Results of Operations

The following tables present selected financial data for each of our segments:

	Quarter Ended March 31, 2018		Quarter Ended March 31, 2017
	Sales	Income from Operations	Sales	Income from Operations
North America	$19,317,260	$1,830,659	$19,231,714	$1,811,563
International	971,658	(61,698)	918,131	(74,072)
Total	$20,288,918	$1,768,961	$20,149,845	$1,737,491

Consolidated net sales for the quarter ended March 31, 2018 increased $139,073, or 0.7%, compared to the same period in 2017.  North America and International reported sales increases of 0.4% and 5.8%, respectively. The sales increase in North America was driven by new stores, offset by a 1.2% decline in same store sales, while the sales increase in International was primarily due to foreign currency exchange.  Income from operations on a consolidated basis for the quarter ended March 31, 2018 increased by 1.8%, or $31,470, from the first quarter of 2017 primarily due to the increase in sales and gross profit, offset by an increase in operating expenses which is discussed further below.

The following table shows in comparative form our consolidated net income for the first quarters of 2018 and 2017:
	2018	2017	% change
Net income	$1,273,619	$1,231,265	3.4%

Additional information follows for each segment.

North America

North America consisted of 115 stores at March 31, 2018 and 112 stores at March 31, 2017.  Three new stores opened since March 31, 2017, which are as follows:  Allen, TX in April 2017; and McAllen, TX and Miami, FL in May 2017.  A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 03/31/18	# Stores	Qtr Ended 03/31/17	$ Change	% Change
Same store sales	112	$18,999,312	112	$19,231,714	$(232,402)	(1.2%)
New store sales	3	317,948		-	317,948	100%
Total sales	115	$19,317,260	112	$19,231,714	$85,546	0.4%

The following table presents our sales mix by customer categories for the quarters ended March 31:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	62%	57%
NON-RETAIL (hospitals, youth organizations, resellers, distributors, businesses)	38%	43%
	100%	100%

Income from operations for North America during the quarter ended March 31, 2018 increased by 1.1% or $19,096 from the comparative 2017 quarter.  An increase in gross profit of $473,045 offset by an increase in operating expenses of $453,949 contributed to the improvement in income from operations.  Gross profit as a percentage of sales increased from 61.1% in the first quarter of 2017 to 63.3% in the first quarter of 2018, due to customer mix and an increase in sales of higher margin products compared to last year's first quarter.  Operating expenses increased 4.6% compared to last year's comparable period.  The most significant expense increases occurred in personnel, occupancy and selling costs related to the three new stores opened since the end of the first quarter last year, as well as the personnel and travel costs for twelve district managers, many of whom had not yet been placed until March and April 2017.

International

International consists of all stores located outside of North America.  As of March 31, 2018 and 2017, the segment contained four stores, two of which are located in United Kingdom and one each in Australia and Spain (there were no new or closed stores during either such period). This segment's sales totaled approximately $972,000 for the first quarter of 2018, compared to approximately $918,000 in the first quarter of 2017, an increase of $54,000 or 5.9%.

The following table presents our sales mix by customer categories for the quarters ended March 31:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	47%	44%
NON-RETAIL (hospitals, youth organizations, resellers, distributors, businesses)	53%	56%
	100%	100%

Gross profit margin increased from 58.1% in 2017 to 63.5% in 2018, primarily due to price changes that were implemented in Fall 2017.  International's operating expenses increased by $71,000 due to foreign currency exchange, as well as higher personnel and advertising costs.  Overall, advertising and marketing expenses are this segment's largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid approximately $65,000 in interest on our bank debt in the first quarter of 2018, compared to $36,000 in the first quarter of 2017 due to higher interest rates and higher weighted average outstanding balance in 2018 compared to 2017.

Income Taxes

The decrease in the effective tax rate of 27% in the first quarter of 2018 compared to 28% in the prior year period is primarily due to the new lower federal rate of 21%, offset by the addition of the new global foreign income provision, the loss of the domestic production deduction, and a lower deferred tax benefit, primarily related to fixed assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory, to finance capital investments, and to service our outstanding debt.  We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.  Our cash balances at March 31, 2018 totaled $19.3 million.  In addition, we have available a $6 million line of credit, more fully described below.

In August 2015, our Board authorized a share repurchase program where we may repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2018.  For the three months ended March 31, 2018, 72,400 shares were repurchased, while no shares were repurchased during the first quarter of 2017.   At March 31, 2018, there are 1,078,393 shares available for repurchase under the plan.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas ("BOKF") which provided us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program.  On August 25, 2016, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock through the earlier of August 25, 2017 or the date on which the entire amount is drawn.  On August 10, 2017, this line of credit was further amended to extend the drawdown period and conversion date from August 25, 2017 to August 18, 2018 to align with our stock repurchase program.   During this time period, we are required to make monthly interest-only payments. At the end of this time period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   For the quarter ended March 31, 2018, we drew approximately $541,000 on this line which was used to purchase 72,400 shares of our common stock.  There were no amounts drawn on this line during the quarter ended March 31, 2017.  At March 31, 2018, the unused portion of the line of credit was approximately $7.1 million.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 10, 2017, this line of credit was amended to extend the maturity to September 18, 2019.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a "Fixed Charge Coverage Ratio" greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the three months ended March 31, 2018 and 2017, there were no amounts drawn on this line.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85% (3.672% and 3.351% at March 31, 2018 and December 31, 2017, respectively).

The terms of our lines of credit contain various covenants with which we were in compliance as of March 31, 2018 and December 31, 2017.

On our consolidated balance sheet, total assets increased from $74.9 million at year-end 2017 to $75.0 million at March 31, 2018.  Total stockholders' equity increased from $59.5 million at December 31, 2017 to $60.2 million at March 31, 2018, primarily due to net income earned in the first three months of 2018, offset by treasury stock purchases.  Our current ratio increased from 8.3 at December 31, 2017 to 8.9 at March 31, 2018 due primarily to the increase in cash and decrease in accrued expenses and other liabilities.

 As of March 31, 2018, our investment in inventory decreased by $0.5 million from year-end 2017, due to timing of purchases.  We expect that our inventory levels will increase as we stock up for holiday sales, introduce new products, and invest in new stores.  At March 31, 2018, average inventory per store was $187,000 compared to $176,000 at December 31, 2017 as we stocked up following the holiday season.

Accounts payable was relatively flat, at $1.4 million, from year end 2017 to March 31, 2018.  Accrued expenses decreased from $5.0 million at December 31, 2017 to $3.9 million at March 31, 2018.  The payment of the 2017 manager bonuses in March 2018 primarily accounted for the reduction.

During the first three months of 2018, cash flow provided by operating activities was $1.2 million, composed of net income of $1.3 million, plus $0.5 million of depreciation and amortization, offset by changes in working capital including a decrease in inventory levels and payments of 2017 bonuses.

By comparison, during the first three months of 2017, cash flow provided by operating activities was approximately $0.2 million, composed of net income of $1.2 million, plus $0.5 million of depreciation and amortization, offset by the increase in inventory of $1.2 million and payments of 2016 bonuses.

Cash flow used in investing activities totaled approximately $0.2 million and $0.6 million in the first quarter of 2018 and 2017, respectively, consisting primarily of the purchase of fixtures for new stores, store moves and remodels and computer equipment, and in 2017, vehicles and computer equipment for our new district managers.

During the first quarter of 2017, we funded $0.5 million of treasury share purchases with proceeds from our line of credit.  In the comparable period in 2017, there were no financing activities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For disclosures about market risk affecting us, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for fiscal year ended December 31, 2017.  We believe that our exposure to market risks has not changed significantly since December 31, 2017.  We expect that our exposure to foreign currency exchange risk may increase as our international presence increases.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2018. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31	-	-	-	1,150,793
February 1 – February 28	-	-	-	1,150,793
March 1 – March 31	72,400	$7.47	-	1,078,393
Total	72,400	$7.47	72,400	1,078,393

(1)
Represents shares which may be purchased through our stock repurchase program, announced on August 10, 2015, permitting us to repurchase up to 1.2 million shares of our common stock at prevailing market prices.  On June 7, 2016, this program was amended to increase the number of shares from 1.2 million to 2.2 million.  On June 6, 2017, this program was amended to extend the termination date from August 9, 2017 to August 9, 2018.  Purchases under the program commenced on August 24, 2015 and will terminate on August 9, 2018.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.'s Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

3.2
Bylaws of The Leather Factory, Inc. (n/k/a Tandy Leather Factory, Inc.), filed as Exhibit 3.5 to the Current Report on Form 8-K (Commission File No. 001-12368) filed by Tandy Leather Factory, Inc (f/k/a The Leather Factory, Inc.) with the Securities and Exchange Commission on July 14, 2004 and incorporated by reference herein.

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Tandy Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory's Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013 and incorporated by reference herein.

10.1
$6,000,000 Promissory Note, dated August 10, 2017, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017 and incorporated by reference herein.

10.2
$15,000,000 Promissory Note, dated August 10, 2017, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 3, 2018	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Executive Officer

Date: May 3, 2018	By: /s/ Tina L. Castillo
Tina L. Castillo
Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.'s Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

3.2
Bylaws of The Leather Factory, Inc. (n/k/a Tandy Leather Factory, Inc.), filed as Exhibit 3.5 to the Current Report on Form 8-K filed by Tandy Leather Factory, Inc (f/k/a The Leather Factory, Inc.) with the Securities and Exchange Commission on July 14, 2004 and incorporated by reference herein.

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Tandy Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory's Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013 and incorporated by reference herein.

10.1
$6,000,000 Promissory Note, dated August 10, 2017, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017 and incorporated by reference herein.

10.2
$15,000,000 Promissory Note, dated August 10, 2017, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2017 and incorporated by reference herein.

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