Form 10-Q
period 2018-06-30
TANDY LEATHER FACTORY INC
filed 2018-08-03
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 1, 2018
Common Stock, par value $0.0024 per share	9,154,208

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$18,955,328	$18,337,258
Accounts receivable-trade, net of allowance for doubtful accounts
of $9,911 and $22,642 in 2018 and 2017, respectively	496,255	461,212
Inventory	38,020,269	37,311,197
Prepaid income taxes	233,002	41,307
Prepaid expenses	1,374,944	1,473,147
Other current assets	75,459	189,029
Total current assets	59,155,257	57,813,150

PROPERTY AND EQUIPMENT, at cost	27,551,811	27,218,481
Less accumulated depreciation and amortization	(12,552,648)	(11,750,639)
Property and equipment, net	14,999,163	15,467,842

DEFERRED INCOME TAXES	269,512	271,738
GOODWILL	958,464	962,949
OTHER INTANGIBLES, net of accumulated amortization of approximately
$712,000 and $710,000 in 2018 and 2017, respectively	18,083	19,222
OTHER ASSETS	384,744	379,695
TOTAL ASSETS	$75,785,223	$74,914,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,223,522	$1,413,450
Accrued expenses and other liabilities	3,863,282	4,953,477
Current maturities of long-term debt	1,740,556	614,311
Total current liabilities	6,827,360	6,981,238

DEFERRED INCOME TAXES	1,474,675	1,636,958

LONG-TERM DEBT, net of current maturities	6,614,112	6,757,419
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,330,340 and 11,313,692 shares issued at 2018 and 2017, respectively;
9,154,215 and 9,270,862 shares outstanding at 2018 and 2017, respectively	27,193	27,153
Paid-in capital	6,883,919	6,831,271
Retained earnings	66,466,644	63,921,244
Treasury stock at cost (2,176,125 and 2,042,830 shares at 2018 and 2017, respectively)	(11,273,770)	(10,278,584)
Accumulated other comprehensive income (loss)	(1,234,910)	(962,103)
Total stockholders' equity	60,869,076	59,538,981
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,785,223	$74,914,596

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30

	THREE MONTHS		SIX MONTHS
	2018	2017	2018	2017
NET SALES	$19,177,767	$19,280,770	$39,466,685	$39,430,615

COST OF SALES	6,059,325	6,385,236	13,505,281	14,249,036

Gross profit	13,118,442	12,895,534	25,961,404	25,181,579

OPERATING EXPENSES	11,136,961	11,240,097	22,210,962	21,788,651

INCOME FROM OPERATIONS	1,981,481	1,655,437	3,750,442	3,392,928

OTHER INCOME (EXPENSE):
Interest expense	(78,182)	(53,680)	(142,824)	(90,024)
Other, net	46,741	17,012	85,613	19,663
Total other income (expense)	(31,441)	(36,668)	(57,211)	(70,361)

INCOME BEFORE INCOME TAXES	1,950,040	1,618,769	3,693,231	3,322,567

PROVISION FOR INCOME TAXES	509,948	591,037	979,520	1,063,570

NET INCOME	$1,440,092	$1,027,732	$2,713,711	$2,258,997

Foreign currency translation adjustments	(294,598)	302,019	(272,807)	658,359
COMPREHENSIVE INCOME	$1,145,494	$1,329,751	$2,440,904	$2,917,356

NET INCOME PER COMMON SHARE:
Basic	$0.15	$0.11	$0.29	$0.24
Diluted	$0.15	$0.11	$0.29	$0.24

Weighted Average Number of Shares Outstanding:
Basic	9,180,076	9,225,960	9,222,028	9,212,846
Diluted	9,180,727	9,229,129	9,222,533	9,225,474

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,713,711	$2,258,997
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	878,955	929,408
Loss on disposal or abandonment of assets	4,556	515
Non-cash stock-based compensation	52,688	171,160
Deferred income taxes	(96,057)	(147,345)
Foreign currency translation	(268,321)	627,609
Net changes in assets and liabilities:
Accounts receivable-trade	(35,043)	63,667
Inventory	(709,072)	(4,149,949)
Prepaid expenses	98,203	130,098
Other current assets	113,570	(256)
Accounts payable-trade	(189,928)	(137,841)
Accrued expenses and other liabilities	(1,258,506)	(1,465,374)
Income taxes payable	(255,695)	508,900
Total adjustments	(1,664,650)	(3,469,408)
Net cash provided by (used in) operating activities	1,049,061	(1,210,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(421,861)	(1,004,906)
Proceeds from sale of assets	7,028	100
Increase in other assets	(3,910)	(29,121)
Net cash used in investing activities	(418,743)	(1,033,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long term debt	982,938	-
Repurchase of common stock (treasury stock)	(995,186)	-
Proceeds from exercise of stock options	-	223,404
Net cash (used in) provided by financing activities	(12,248)	223,404

NET INCREASE (DECREASE) IN CASH	618,070	(2,020,934)

CASH, beginning of period	18,337,258	16,862,304

CASH, end of period	$18,955,328	$14,841,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$142,824	$90,024
Income tax paid during the period, net of refunds	$1,331,272	$554,670

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
BALANCE, January 1, 2017	9,193,162	$26,966	$6,368,455	$(10,278,584)	$59,469,493	$(1,893,129)	$53,693,201

Exercise of stock options	44,400	107	223,297	-	-	-	223,404
Stock-based compensation	33,300	80	171,080	-	-	-	171,160
Net income	-	-	-	-	2,258,997	-	2,258,997
Translation adjustment	-	-	-	-	-	658,359	658,359
BALANCE, June 30, 2017	9,270,862	$27,153	$6,762,832	$(10,278,584)	$61,728,490	$(1,234,770)	$57,005,121

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
BALANCE, January 1, 2018	9,270,862	$27,153	$6,831,271	$(10,278,584)	$63,921,244	$(962,103)	$59,538,981

Cumulative effect of accounting change (see Note 1)	-	-	-	-	(168,311)	-	(168,311)
Stock-based compensation	16,648	40	52,648	-	-	-	52,688
Purchase of treasury stock	(133,295)	-	-	(995,186)	-	-	(995,186)
Net income	-	-	-	-	2,713,711	-	2,713,711
Translation adjustment	-	-	-	-	-	(272,807)	(272,807)
BALANCE, June 30, 2018	9,154,215	$27,193	$6,883,919	$(11,273,770)	$66,466,644	$(1,234,910)	$60,869,076
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

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2018 and December 31, 2017, and its results of operations and cash flows for the three and six-month periods ended June 30, 2018 and 2017.  Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

	June 30, 2018	December 31, 2017
Inventory on hand:
Finished goods held for sale	$35,033,257	$34,824,728
Raw materials and work in process	1,094,756	1,138,316
Inventory in transit	1,892,256	1,348,153
Total	$38,020,269	$37,311,197

Goodwill and Other Intangibles.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. During the first six months of 2018, no indicators of impairment were identified.  Further, the only change in our goodwill for the six-month periods ended June 30, 2018 and 2017 resulted from foreign currency translation of $4,485 and $3,596, respectively.

Other intangibles consist of the following:

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$546,369	$8,000	$554,369	$545,897	$8,472
Non-Compete Agreements	175,316	165,233	10,083	175,316	164,566	10,750
	$729,685	$711,602	$18,083	$729,685	$710,463	$19,222

We recorded amortization expense of approximately $1,100 during the six months ended June 30, 2018 compared to approximately $900 during the first half of 2017.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is estimated to be less than $2,500 per year.

Revenue Recognition.  Our sales generally occur via two methods: (1) at the counter in our stores, and (2) shipment by common carrier.  Sales at the counter are recorded and title passes as transactions occur.  Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer.  Shipping terms are normally FOB shipping point.  Sales tax and comparable foreign tax are excluded from revenue.

We offer an unconditional satisfaction guarantee to our customers and accept all product returns.  Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.

Historically, the sale of gift cards has not been material to our financial condition, results of operations or cash flows.  As such, prior to January 1, 2018, gift cards were recognized as sales in the period the gift card was sold.  Effective January 1, 2018, in conjunction with the adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), we began recording a gift card liability on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period which is one year.  At June 30, 2018, our gift card liability, included in accrued expenses and other liabilities, totaled approximately $152,543, of which $168,311 was recognized on January 1, 2018 as the cumulative effect of an accounting change.

Disaggregated Revenue.  In the following table, revenue is disaggregated by our major customer groups for the three and six-months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
RETAIL (end users, consumers, individuals)	58%	56%	60%	58%
NON-RETAIL (hospitals, organizations, distributors, businesses)	42%	44%	40%	42%
	100%	100%	100%	100%

North America represents approximately 95% of total sales, while International represents approximately 5% of total sales.  As such, revenue by customer group more closely aligns with North America than International.  Note 7 also contains additional disaggregated revenue information by segment and geographic area.

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

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas ("BOKF"), which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 10, 2017, this line of credit was amended to extend the maturity to September 18, 2019.  The Business Loan Agreement contains covenants that requires us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a "Fixed Charge Coverage Ratio" greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly and are based on a trailing four quarter basis.  For the six-month periods ended June 30, 2018 and 2017, there were no amounts drawn on this line.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permits us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2019.  Subsequently, this line of credit has been amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock through the earlier of August 25, 2018 or the date on which the entire amount is drawn. We are currently working to amend this facility to extend the drawdown period and conversion date to August 25, 2019.   During the draw down period, we are required to make monthly interest-only payments. At the end of this draw down period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   For the six months ended June 30, 2018, we drew approximately $983,000 on this line which was used to purchase 133,295 shares of our common stock.  There were no amounts drawn on this line during the six-months ended June 30, 2017.  At June 30, 2018, the unused portion of the line of credit was approximately $6.6 million.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85% (3.934% and 3.351% at June 30, 2018 and December 31, 2017, respectively).

Amount outstanding under the above agreements consisted of the following:

	Jun 30, 2018	Dec 31, 2017
Business Loan Agreement with BOKF – collateralized by real estate; payable as follows:
Line of Credit Note, as amended, in the maximum principal amount of $15,000,000, interest due monthly at LIBOR plus 1.85%; matures September 18, 2022	$8,354,668	$7,371,730

Line of Credit Note, as amended, in the maximum principal amount of $6,000,000, interest due monthly at LIBOR plus 1.85%; matures September 18, 2019	-	-
	$8,354,668	$7,371,730
Less current maturities	1,740,556	614,311
	$6,614,112	$6,757,419

The terms of our lines of credit contain various covenants with which we were in compliance as of June 30, 2018 and December 31, 2017.

3.  INCOME TAX

Our effective tax rate for the three and six-months ended June 30 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Effective tax rate	26.2%	36.5%	26.5%	32.0%

Our effective tax rate differs from the federal statutory rate primarily due to state income tax expense and timing of our deferred tax position, particularly in fixed assets. In addition, to a lesser extent, our effective tax rate is impacted by the new global intangible low-taxed income tax ("GILTI") for our estimated foreign earnings.  GILTI was established as part of the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017. The Tax Act also reduced the federal statutory rate from 35% in 2017 to 21% in 2018.

We have not fully completed our accounting for the income tax effects of the Tax Act. As discussed in the SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment.  During the three and six months ended June 30, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. Any adjustments to the provisional amounts recorded at December 31, 2017 will be reflected upon the completion of our accounting for the Tax Act.

For the six months ended June 30, 2018, we also recorded an estimate of $19,794 for GILTI related to our estimated foreign earnings.  This tax has been included as part of our current provision as a period cost, and we have not recognized any deferred GILTI provision as we do not expect that basis differences would be significant.  This GILTI tax was created as part of the Tax Act.  Accordingly, there was no such provision during the same period in 2017.

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

A summary of the activity for non-vested restricted common stock awards as of June 30, 2018 and 2017 is presented below:
	Shares	Award Fair Value
Balance, January 1, 2018	36,801	$8.03
Granted	-	-
Forfeited	-	-
Vested	(16,648)	8.22
Unvested Balance, June 30, 2018	20,153	$7.69

Balance, January 1, 2017	62,046	$8.24
Granted	9,005	8.05
Forfeited	(5,403)	8.05
Vested	(28,847)	7.84
Unvested Balance, June 30, 2017	36,801	$7.93

As of June 30, 2018, there was unrecognized compensation cost related to non-vested restricted stock awards of $121,625 which will be recognized in each of the following years as follows:

2018	$47,438
2019	58,125
2020	14,853
2021	1,209

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$1,440,092	$1,027,732	$2,713,711	$2,258,997
Numerator for basic and diluted earnings per share	1,440,092	1,027,732	2,713,711	2,258,997

Denominator for basic EPS: weighted-average shares	9,180,076	9,225,960	9,222,028	9,212,846

Effect of dilutive securities:
Stock options	-	-	-	9,810
Restricted stock	651	3,169	505	2,818
Dilutive potential common shares	651	3,169	505	12,628
Denominator for diluted EPS-weighted-average shares	9,180,727	9,229,129	9,222,533	9,225,474

Basic earnings per share	$0.15	$0.11	$0.29	$0.24
Diluted earnings per share	$0.15	$0.11	$0.29	$0.24

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 20,153 and 36,801 shares of common stock have been included in the computations of diluted EPS for the periods ended June 30, 2018 and 2017, respectively.

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

	North America	International	Total
For the quarter ended June 30, 2018
Net sales	$18,276,885	$900,882	$19,177,767
Gross profit	12,519,089	599,353	13,118,442
Operating income (loss)	1,986,190	(4,709)	1,981,481
Interest (expense)	(78,182)	-	(78,182)
Other income (expense), net	38,343	8,398	46,741
Income (loss) before income taxes	1,946,351	3,689	1,950,040

Depreciation and amortization	387,700	25,733	413,433
Fixed asset additions	105,422	76,419	181,841
Total assets	$71,184,080	$4,601,143	$75,785,223

For the quarter ended June 30, 2017
Net sales	$18,427,425	$853,345	$19,280,770
Gross profit	12,449,202	446,332	12,895,534
Operating income (loss)	1,814,887	(159,450)	1,655,437
Interest (expense)	(53,680)	-	(53,680)
Other income (expense), net	15,195	1,817	17,012
Income (loss) before income taxes	1,776,402	(157,633)	1,618,769

Depreciation and amortization	448,788	22,502	471,290
Fixed asset additions	387,054	18,095	405,149
Total assets	$67,412,189	$4,831,270	$72,243,459

	North America	International	Total
For the six months ended June 30, 2018
Net sales	$37,594,145	$1,872,540	$39,466,685
Gross profit	24,745,091	1,216,313	25,961,404
Operating income (loss)	3,816,849	(66,407)	3,750,442
Interest (expense)	(142,824)	-	(142,824)
Other income (expense), net	73,527	12,086	85,613
Income (loss) before income taxes	3,747,552	(54,321)	3,693,231

Depreciation and amortization	829,252	49,703	878,955
Fixed asset additions	343,080	78,781	421,861
Total assets	$71,184,080	$4,601,143	$75,785,223

For the six months ended June 30, 2017
Net sales	$37,659,139	$1,771,476	$39,430,615
Gross profit	24,202,159	979,420	25,181,579
Operating income (loss)	3,626,450	(233,522)	3,392,928
Interest (expense)	(90,024)	-	(90,024)
Other income (expense), net	32,849	(13,186)	19,663
Income (loss) before income taxes	3,569,275	(246,708)	3,322,567

Depreciation and amortization	885,069	44,339	929,408
Fixed asset additions	984,880	20,026	1,004,906
Total assets	$67,412,189	$4,831,270	$72,243,459

Net sales for geographic areas were as follows:

Three months ended June 30,	2018	2017
United States	$16,361,760	$16,546,075
Canada	1,619,430	1,646,224
All other countries	1,196,577	1,088,471
	$19,177,767	$19,280,770

Six months ended June 30,	2018	2017
United States	$33,709,933	$33,828,738
Canada	3,362,604	3,419,734
All other countries	2,394,148	2,182,143
	$39,466,685	$39,430,615

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three and six-month periods ended June 30, 2018 and 2017.  We do not have any significant long-lived assets outside of the United States.

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

We believe that the key to our success is our ability to profitably grow our base business.  We expect to grow that business by opening new stores and by increasing sales in our existing stores.  To date in 2018, we have opened new stores in Austin, Texas (July 2018) and Calgary, Alberta (July 2018).  We expect more North America new store openings in the future.

We operate in two segments, based on management responsibility and store location:  North America and International.  As of August 1, 2018, our North America segment operates 117 company-owned stores located in 42 U.S. states and 7 Canadian provinces.  We expect to grow the number of stores in North America to approximately 150 in the future.  Our pace of store openings has recently picked up due to a change in strategy with a focus on growth.

Our International segment operates four company-owned stores with one located in each of Northampton, United Kingdom; Manchester, United Kingdom; Sydney, Australia; and Jerez, Spain.  We expect to continue opening international stores in the future, but do not intend to open any new international stores in 2018.

As more fully disclosed in our Form 10-K for the year ended December 31, 2017, our long term strategy is to drive sustainable growth in traffic and sales through the implementation of a number of priorities with a goal of achieving 2020 financial targets of $87 - $90 million in net sales and a return to greater than 10% operating income margins.  During the first six months of 2018, we reported a slight improvement in sales and a record level of gross profit margin which increased operating income by 10.5% as compared to the comparable period of 2017.  While encouraging, many of our key priorities are still being implemented and we expect to see continued improvement as the year progresses.

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

We are also focusing on improving our customer experience, increasing our brand awareness, and strengthening our store performance.   To help achieve those goals, in early 2017, we announced a district restructuring with our store footprint divided into fifteen districts (previously, our store footprint was divided into five regions).   Each district contains six to ten stores, reporting to a district manager who is tasked with growing traffic and sales, as well as training store managers and associates to better serve our customers and succeed in today's retail environment.  During the second quarter of 2018, we combined several districts so that there are now twelve districts instead of fifteen.  As of August 1, 2018, we have filled eleven of our twelve district manager positions.

Our growth strategy has required, and is expected to continue to require, investments in our new stores, expanded inventory and merchandising, as well as operating costs for additional headcount and competitive wages, travel, training and marketing expenses. We believe we are investing in areas that will drive sustainable long-term growth.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 "Management's Discussions and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  See Note 1 for disclosures related to our adoption of the new revenue recognition standard.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as "may," "will," "could," "should," "anticipate," "believe," "budgeted," "expect," "intend," "plan," "project," "potential," "estimate," "continue," or "future" variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2017 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors that could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

The following tables present selected financial data for each of our segments:

	Quarter Ended June 30, 2018		Quarter Ended June 30, 2017
	Net Sales	Income from Operations	Net Sales	Income from Operations
North America	$18,276,885	$1,986,190	$18,427,425	$1,814,887
International	900,882	(4,709)	853,345	(159,450)
Total	$19,177,767	$1,981,481	$19,280,770	$1,655,437

Consolidated net sales for the quarter ended June 30, 2018 decreased $103,003, or 0.5%, compared to the same period in 2017.  International reported a sales increase of 5.6%, while North America reported a sales decline of 0.8%.   Income from operations on a consolidated basis for the quarter ended June 30, 2018 increased $326,044, from the second quarter of 2017 primarily due to an improvement in gross profit margins and reductions in operating expenses.  As for gross profit, the improvement is a result of a continued shift in our customer base from non-retail to retail and from the mix of products sold.  Our operating expenses decreased primarily due to reductions in our advertising and marketing spend, partially offset by increases in personnel and occupancy costs.

The following table shows in comparative form our consolidated net income for the second quarter of 2018 and 2017:
	2018	2017	% change
Net income	$1,440,092	$1,027,732	40.1%

Additional information appears below for each segment (see also the information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report).

North America

North America consisted of 115 stores at both June 30, 2018 and 2017, as there were no changes in our store footprint between those dates, although three new stores were opened from the beginning of 2017: Allen, TX (April 2017); Miami, FL (May 2017); and McAllen, TX (May 2017).    A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 06/30/18	# Stores	Qtr Ended 06/30/17	$ Change	% Change
Same stores	112	$17,966,357	112	$18,292,128	$(325,771)	(1.8%)
New stores	3	310,528	3	135,297	175,231	(130%)
Total net sales	115	$18,276,885	115	$18,427,425	$(150,540)	(0.8)%

The following table presents our sales mix by customer categories for the quarters ended June 30:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	59%	57%
NON-RETAIL (hospitals, organizations, resellers, distributors, businesses)	41%	43%
	100%	100%

Net sales decreased 0.8%, or $151,000, for the second quarter of 2018 compared to the second quarter of 2017, primarily due to increased competition to our non-retail customers who purchased lower quantities of leather compared to the comparable quarter in 2017.

Income from operations for North America during the quarter ended June 30, 2018 increased by $171,303 from the comparative 2017 quarter due to an increase in gross profit of $69,887 and a decrease in operating expenses of $101,416. Gross profit as a percentage of sales improved from 67.6% in the second quarter of 2017 to 68.5% in the second quarter of 2018, due to an increase in sales of higher margin products compared to last year's second quarter and customer mix with more retail than non-retail sales.  Operating expenses decreased 1.0% compared to last year's comparable period, as we reduced our advertising and marketing spend, offset by higher personnel and occupancy costs.

International

International consists of all stores located outside of North America.  As of June 30, 2018 and 2017, the segment contained four stores, two of which are located in United Kingdom and one each in Australia and Spain (there were no new or closed stores during either such period).   This segment's sales totaled approximately $901,000 for the second quarter of 2018, compared to approximately $853,000 in the second quarter of 2017, an increase of $48,000 or 5.6%, primarily due to favorable exchange rates and recent price increases.

The following table presents our sales mix by customer categories for the quarters ended June 30:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	48%	44%
NON-RETAIL (hospitals, youth organizations, resellers, distributors, businesses)	52%	56%
	100%	100%

Gross profit margin increased from 52.3% in 2017 to 66.5% in 2018, primarily due to the recent price changes and shift in customer mix.  International's operating expenses of $604,000 for the quarter ended June 30, 2018 were relatively flat compared to $606,000 for the quarter ended June 30, 2017, as increases due to foreign currency exchange were offset by lower personnel and advertising costs.  Overall, advertising and marketing expenses are this segment's largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

Other Expenses

We paid $78,000 in interest on our bank debt in the second quarter of 2018, compared to $54,000 in the second quarter of 2017 due to a slightly higher interest rate and higher weighted average outstanding balance in 2018 compared to 2017.  We recorded income of $47,000 in the second quarter of 2018 primarily for interest income, currency fluctuations, vendor rebates and discounts earned, compared to $17,000 in the second quarter of 2017.

Income Taxes

The decrease in the effective tax rate of 26.2% in the second quarter of 2018 compared to 36.5% in the prior year period is primarily due to the new lower federal rate of 21%, offset by the addition of the new global foreign income provision, the loss of the domestic production deduction, and a lower deferred tax benefit, primarily related to fixed assets.

Six Months Ended June 30, 2018 and 2017

The following tables present selected financial data for each of our segments:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Net Sales	Income from Operations	Net Sales	Income from Operations
North America	$37,594,145	$3,816,849	$37,659,139	$3,626,450
International	1,872,540	(66,407)	1,771,476	(233,522)
Total	$39,466,685	$3,750,442	$39,430,615	$3,392,928

Consolidated net sales for the six months ended June 30, 2018 increased $36,070, or 0.1%, compared to the same period in 2017.  International reported a sales increase of 5.7%. while North America reported a sales decline of 0.2%.  Income from operations on a consolidated basis for the six months ended June 30, 2018 increased 11%, or $357,514, from the first half of 2017 primarily due to an improvement in gross margins, offset by an increase in operating expenses, primarily related to three new stores opened since the beginning of 2017, as well as investments in our district manager program.

The following table shows in comparative form our consolidated net income for the first half of 2018 and 2017:

	2018	2017	% change
Net income	$2,713,711	$2,258,997	20.1%

Additional information appears below for each segment (see also the information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report).

North America

	# Stores	Six Months Ended 06/30/18	# Stores	Six Months Ended 06/30/17	$ Change	% Change
Same stores	112	$36,965,669	112	$37,523,842	$(558,173)	(1.5%)
New stores	3	628,476	3	135,297	493,179	364.5%
Total net sales	115	$37,594,145	115	$37,659,139	$(64,994)	(0.2%)

The following table presents our sales mix by customer categories for the six months ended June 30:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	60%	58%
NON-RETAIL (hospitals, organizations, resellers, manufacturers, businesses)	40%	42%
	100%	100%

Net sales decreased 0.2%, or $65,000, for the first half of 2018 compared to the first half of 2017, primarily due to increased competition to our non-retail customers, offset by fluctuations in the Canadian dollar exchange rate.

Income from operations for North America for the six months ended June 30, 2018 increased $190,399 from the comparative 2017 period.  An increase in gross profit of $542,932, partially offset by an increase in operating expenses of $352,533 contributed to the improvement in income from operations.  Gross profit as a percentage of sales increased from 64.3% in the first half of 2017 to 65.8% in the first half of 2018, due to an increase in sales of higher margin products, specifically less sales of leather to our non-retail customers. compared to last year's first half and customer mix.  Operating expenses increased 1.7% compared to last year's comparable period.  The most significant expense increases occurred in personnel, occupancy and selling costs related to three new stores opened, as well as increases in our store associate wages and higher common area maintenance costs.

International

International's sales totaled approximately $1,873,000 for the first half of 2018, compared to approximately $1,771,000 in the first half of 2017, an increase of $102,000 or 5.7%, primarily due to favorable foreign currency exchange rates and recent price increases.

The following table presents our sales mix by customer categories for the six months ended June 30:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	48%	44%
NON-RETAIL (hospitals, organizations, resellers, manufacturers, businesses)	52%	56%
	100%	100%

Gross profit margin increased from 55.3% in 2017 to 65.0% in 2018, primarily due to the recent price changes and the shift in customers from non-retail to retail.  International's operating expenses increased by $70,000 due to foreign currency exchange rates, offset by cost controls in personnel and advertising expenses.  Operating expenses totaled approximately $1,283,000 in the first half of 2018, up from approximately $1,213,000 in the first half of 2017.

Other Expenses

We paid approximately $143,000 in interest on our bank debt in the first six months of 2018, compared to approximately $90,000 in the first six months of 2017 due to slightly higher interest rates and higher weighted average outstanding balances in 2018 compared to 2017.  We recorded income of $86,000 in the first half of 2018 primarily for interest income, currency fluctuations, vendor rebates and discounts earned, compared to $20,000 in the first half of 2017.

Income Taxes

The decrease in the effective tax rate of 26.5% in the first half of 2018 compared to 32% in the first half of 2018 is primarily due to the new lower federal rate of 21%, offset by the addition of the new global foreign income provision, the loss of the domestic production deduction, and a lower deferred tax benefit, primarily related to fixed assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory, to finance capital investments, and to service our outstanding debt.  We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.  Our cash balances at June 30, 2018 totaled $19.0 million.  In addition, we have available a $6 million line of credit, more fully described below.

In August 2015, our Board authorized a share repurchase program where we may repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2019.  For the six months ended June 30, 2018, 133,295 shares were repurchased, while no shares were repurchased during the first six months of 2017.   At June 30, 2018, there are 1,017,498 shares available for repurchase under the plan.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas ("BOKF") which provided us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program.  Subsequently, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock through the earlier of August 25, 2018 or the date on which the entire amount is drawn.  We are currently working to amend this facility to extend the drawdown period and conversion date to August 25, 2019.   During this draw down period, we are required to make monthly interest-only payments. At the end of this draw down period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   During the six months ended June 30, 2018, we drew approximately $983,000 on this line which was used to purchase shares of our common stock.  There were no amounts drawn on this line during the six months ended June 30, 2017.  At June 30, 2018, the unused portion of the line of credit was approximately $6.6 million.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 10, 2017, this line of credit was amended to extend the maturity to September 18, 2019.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a "Fixed Charge Coverage Ratio" greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the six months ended June 30, 2018 and 2017, there were no amounts drawn on this line.

Amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85% (3.934% and 3.351% at June 30, 2018 and December 31, 2017, respectively).

The terms of our lines of credit contain various covenants with which we were in compliance as of June 30, 2018 and December 31, 2017.

On our consolidated balance sheet, total assets increased from $74.9 million at year-end 2017 to $75.8 million at June 30, 2018.  Total stockholders' equity increased from $59.5 million at December 31, 2017 to $60.9 million at June 30, 2018, primarily due to net income earned in the first six months of 2018, offset by treasury stock purchases.  Our current ratio increased from 8.3 at December 31, 2017 to 8.7 at June 30, 2018 due primarily to the increase in cash and decrease in accrued expenses and other liabilities.

 As of June 30, 2018, our investment in inventory increased by $0.7 million from year-end 2017, as we stocked up following the holiday sales and invested in new products.  We expect that our inventory levels will continue to increase as we introduce new products and invest in new stores.  At June 30, 2018, average inventory per store was $184,000 compared to $176,000 at December 31, 2017.

Accounts payable decreased slightly from $1.4 million at year end 2017 to $1.2 million at June 30, 2018 due to timing of payments.  Accrued expenses decreased from $5.0 million at December 31, 2017 to $3.9 million at June 30, 2018.  The payment of the 2017 manager bonuses in March 2018 primarily accounted for the reduction.

During the first six months of 2018, cash flow provided by operating activities was $1.0 million, composed of net income of $2.7 million, plus $0.9 million of depreciation and amortization, offset by changes in working capital including an increase in inventory levels and payments of 2017 bonuses.

By comparison, during the first six months of 2017, cash flow used in operating activities was approximately $1.2 million, composed of net income of $2.3 million, plus $0.9 million of depreciation and amortization, offset by an increase in inventory of $4.1 million and payments of 2016 bonuses.

Cash flow used in investing activities totaled approximately $0.4 million and $1.0 million in the first six months of 2018 and 2017, respectively, consisting primarily of the purchase of fixtures for new stores, store moves and remodels and computer equipment, and in 2017, vehicles and computer equipment for our new district managers.

During the first half of 2018, we funded approximately $1.0 million of treasury share purchases with proceeds from our line of credit.  In the comparable period in 2017, there were no financing activities.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2018. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1- April 30	33,300	$7.45	33,300	1,045,093
May 1 – May 31	7,266	$7.39	7,266	1,037,827
June 1 – June 30	20,329	$7.50	20,329	1,017,498
Total	60,895	$7.46	60,895	1,017,498

(1)
Represents shares which may be purchased through our stock repurchase program, announced on August 10, 2015, permitting us to repurchase up to 1.2 million shares of our common stock at prevailing market prices.  This program has been amended to increase the number of available shares from 1.2 million to 2.2 million and to extend the termination date to August 9, 2019.  Purchases under the program commenced on August 24, 2015 and will terminate on August 9, 2019.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 3, 2018	By: /s/ Shannon L. Greene
Shannon L. Greene
Chief Executive Officer

Date: August 3, 2018	By: /s/ Tina L. Castillo
Tina L. Castillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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