Form 10-Q
period 2018-11-08
TANDY LEATHER FACTORY INC
filed 2018-11-08
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer,"  "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Non-accelerated filer [  ]
Accelerated filer [  ] Smaller reporting company [X]
Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 7, 2018, the registrant had 9,154,208 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$16,814,972	$18,337,258
Accounts receivable-trade, net of allowance for doubtful accounts
of $9,839 and $22,642 in 2018 and 2017, respectively	418,612	461,212
Inventory	40,720,630	37,311,197
Prepaid income taxes	452,389	41,307
Prepaid expenses	1,348,113	1,473,147
Other current assets	290,028	189,029
Total current assets	60,044,744	57,813,150

PROPERTY AND EQUIPMENT, at cost	27,950,353	27,218,481
Less accumulated depreciation and amortization	(12,976,025)	(11,750,639)
Property and equipment, net	14,974,328	15,467,842

DEFERRED INCOME TAXES	281,721	271,738
GOODWILL	960,304	962,949
OTHER INTANGIBLES, net of accumulated amortization of approximately
$712,000 and $710,000 in 2018 and 2017, respectively	17,166	19,222
OTHER ASSETS	387,487	379,695
TOTAL ASSETS	$76,665,750	$74,914,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,441,975	$1,413,450
Accrued expenses and other liabilities	4,512,211	4,953,477
Current maturities of long-term debt	174,056	614,311
Total current liabilities	6,128,242	6,981,238

DEFERRED INCOME TAXES	1,467,481	1,636,958

LONG-TERM DEBT, net of current maturities	8,180,613	6,757,419
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,330,340 and 11,313,692 shares issued at 2018 and 2017, respectively;
9,154,208 and 9,270,862 shares outstanding at 2018 and 2017, respectively	27,193	27,153
Paid-in capital	6,907,678	6,831,271
Retained earnings	66,345,110	63,921,244
Treasury stock at cost (2,176,132 and 2,042,830 shares at 2018 and 2017, respectively)	(11,273,822)	(10,278,584)
Accumulated other comprehensive income (loss)	(1,116,745)	(962,103)
Total stockholders' equity	60,889,414	59,538,981
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,665,750	$74,914,596

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive (Loss) Income
For the Three and Nine Months Ended September 30

	THREE MONTHS		NINE MONTHS
	2018	2017	2018	2017
NET SALES	$18,887,099	$18,388,381	$58,353,784	$57,818,996

COST OF SALES	7,040,266	6,753,050	20,545,547	21,002,086

Gross profit	11,846,833	11,635,331	37,808,237	36,816,910

OPERATING EXPENSES	11,531,389	10,985,056	33,742,351	32,773,707

INCOME FROM OPERATIONS	315,444	650,275	4,065,886	4,043,203

OTHER INCOME (EXPENSE):
Interest expense	(80,710)	(53,141)	(223,534)	(143,165)
Other, net	40,846	95,936	126,459	115,599
Total other income (expense)	(39,864)	42,795	(97,075)	(27,566)

INCOME BEFORE INCOME TAXES	275,580	693,070	3,968,811	4,015,637

PROVISION FOR INCOME TAXES	397,114	171,656	1,376,634	1,235,226

NET (LOSS) INCOME	$(121,534)	$521,414	$2,592,177	$2,780,411

Foreign currency translation adjustments	118,165	370,240	(154,642)	1,028,599
COMPREHENSIVE (LOSS) INCOME	$(3,369)	$891,654	$2,437,535	$3,809,010

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.01)	$0.06	$0.28	$0.30
Diluted	$(0.01)	$0.06	$0.28	$0.30

Weighted Average Number of Shares Outstanding:
Basic	9,154,209	9,270,862	9,199,173	9,232,397
Diluted	9,155,031	9,273,950	9,199,959	9,246,066

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,592,177	$2,780,411
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,310,774	1,466,534
Loss on disposal or abandonment of assets	4,556	10,484
Non-cash stock-based compensation	76,447	205,380
Deferred income taxes	(115,460)	(214,092)
Foreign currency translation	(93,163)	961,860
Net changes in assets and liabilities:
Accounts receivable-trade	42,600	31,606
Inventory	(3,409,433)	(7,970,520)
Prepaid expenses	125,034	(43,507)
Other current assets	(111,688)	(212,527)
Accounts payable-trade	28,525	947,132
Accrued expenses and other liabilities	(609,577)	(1,323,785)
Income taxes payable	(475,082)	16,816
Total adjustments	(3,226,467)	(6,124,619)
Net cash used in operating activities	(634,290)	(3,344,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(887,679)	(1,530,547)
Proceeds from sale of assets	17,718	699
Increase in other assets	(5,736)	(32,268)
Net cash used in investing activities	(875,697)	(1,562,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long term debt	982,939	-
Repurchase of common stock (treasury stock)	(995,238)	-
Proceeds from exercise of stock options	-	223,404
Net cash (used in) provided by financing activities	(12,299)	223,404

NET DECREASE IN CASH	(1,522,286)	(4,682,920)

CASH, beginning of period	18,337,258	16,862,304

CASH, end of period	$16,814,972	$12,179,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$223,534	$143,165
Income tax paid during the period, net of refunds	$1,967,176	$1,218,410

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
BALANCE, January 1, 2017	9,193,162	$26,966	$6,368,455	$(10,278,584)	$59,469,493	$(1,893,129)	$53,693,201

Exercise of stock options	44,400	107	223,297.	-	-	-	223,404
Stock-based compensation	33,300	80	205,300	-	-	-	205,380
Net income	-	-	-	-	2,780,411	-	2,780,411
Translation adjustment	-	-	-	-	-	1,028,599	1,028,599
BALANCE, September 30, 2017	9,270,862	$27,153	$6,797,052	$(10,278,584)	$62,249,904	$(864,530)	$57,930,995

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
BALANCE, January 1, 2018	9,270,862	$27,153	$6,831,271	$(10,278,584)	$63,921,244	$(962,103)	$59,538,981

Cumulative effect of accounting change (see Note 1)	-	-	-	-	(168,311)	-	(168,311)
Stock-based compensation	16,648	40	76,407	-	-	-	76,447
Purchase of treasury stock	(133,302)	-	-	(995,238)	-	-	(995,238)
Net income	-	-	-	-	2,592,177	-	2,592,177
Translation adjustment	-	-	-	-	-	(154,642)	(154,642)
BALANCE, September 30, 2018	9,154,208	$27,193	$6,907,678	$(11,273,822)	$66,345,110	$(1,116,745)	$60,889,414
6

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Tandy Leather Factory, Inc. (we, us, our, Tandy, or the Company) is a specialty retailer of leather and leathercraft related items, offering a broad range of leather, quality tools, hardware, accessories, liquids, lace, kits and teaching materials. We sell our products through company-owned stores and through orders generated from our website, www.tandyleather.com. We also manufacture the leather lace and some of our do-it-yourself kits that are sold in our stores and website.

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2018 and December 31, 2017, and its results of operations and cash flows for the three and nine-month periods ended September 30, 2018 and 2017.  Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
	September 30, 2018	December 31, 2017
Inventory on hand:
Finished goods held for sale	$37,526,245	$34,824,728
Raw materials and work in process	917,966	1,138,316
Inventory in transit	2,276,419	1,348,153
Total	$40,720,630	$37,311,197

Goodwill and Other Intangibles.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. During the first nine months of 2018, no indicators of impairment were identified.  Further, the only change in our goodwill for the nine-month periods ended September 30, 2018 and 2017 resulted from foreign currency translation of $2,645 and $7,651, respectively.

Other intangibles consist of the following:

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$546,536	$7,833	$554,369	$545,897	$8,472
Non-Compete Agreements	175,316	165,983	9,333	175,316	164,566	10,750
	$729,685	$712,519	$17,166	$729,685	$710,463	$19,222

We recorded amortization expense of approximately $2,100 during the nine months ended September 30, 2018 compared to approximately $1,300 during the nine months ended September 30, 2017.  All of our intangible assets, other than goodwill, are subject to amortization under U.S. GAAP.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years is estimated to be less than $2,500 per year.

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

Historically, the sale of gift cards has not been material to our financial condition, results of operations or cash flows.  As such, prior to January 1, 2018, gift cards were recognized as sales in the period the gift card was sold.  Effective January 1, 2018, in conjunction with the adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), we began recording a gift card liability on the date we issue a gift card to a customer, of which $168,311 was recognized on January 1, 2018 as the cumulative effect of an accounting change .  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period which is one year.  At September 30, 2018, our gift card liability, included in accrued expenses and other liabilities, totaled $163,285.

Disaggregated Revenue.  In the following table, revenue is disaggregated by our major customer groups for the three and nine-months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
RETAIL (end users, consumers, individuals)	59%	57%	60%	57%
NON-RETAIL (hospitals, organizations, distributors, businesses)	41%	43%	40%	43%
	100%	100%	100%	100%

For the nine months ended September 30, 2018, North America represents approximately 95% of total sales, while International represents approximately 5% of total sales.  As such, we believe that revenue by customer group more closely aligns with North America than International.  Note 7 also contains additional disaggregated revenue information by segment and geographic area.

Comprehensive Income (loss). Comprehensive income includes net income and certain other items that are recorded directly to Stockholders' Equity.  Our only source of other comprehensive income is foreign currency translation adjustments.

Recent Accounting Pronouncements.  ASC 606 requires revenue to be recognized based on the amount an entity is expected to be entitled to for promised goods or services provided to customers. ASC 606 also requires expanded disclosures regarding contracts with customers.  We adopted this standard effective January 1, 2018 using the modified retrospective basis which allows an adjustment to equity as of January 1, 2018 for all existing contracts and intend to apply the new standard to all new contracts that begin in 2018.  Given the nature of our business and that our sales generally occur at the counter or by shipment through common carrier at observable transaction prices with little, if any, variable consideration factors, there were no significant changes to the amount and timing of revenue recognition, except for our accounting for gift cards which has been discussed above.  While we offer an unconditional right of return to our customers, this has historically been immaterial to our financial condition, results of operations and cash flows (annual gross product returns have historically represented less than 0.5% of our net sales).   In conjunction with our adoption of ASC 606 on January 1, 2018, as it relates to our gift card liability, we recorded a net decrease to opening retained earnings of $168,311 for gift cards where satisfaction of our performance obligation had not yet been completed.

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

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas ("BOKF"), which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%.  The Business Loan Agreement contains covenants that requires us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a "Fixed Charge Coverage Ratio" greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly and are based on a trailing four quarter basis.  For the nine-month periods ended September 30, 2018 and 2017, there were no amounts drawn on this line.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permits us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2019.  Subsequently, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock through the earlier of August 25, 2019 or the date on which the entire amount is drawn and amended to reduce the interest rate.   In addition, this promissory note was amended on August 20, 2018 to reduce the interest rate by 0.35%.  During the draw down period, we are required to make monthly interest-only payments. At the end of this draw down period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   For the nine months ended September 30, 2018, we drew approximately $983,000 on this line which was used to purchase 133,302 shares of our common stock.  There were no amounts drawn on this line during the nine-months ended September 30, 2017.  At September 30, 2018, the unused portion of the line of credit was approximately $6.6 million.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85%.  Beginning after August 20, 2018, the notes accrue interest at LIBOR plus 1.5% (---3.7% at September 30, 2018).

Amount outstanding under the above agreements consisted of the following:

	Sep 30, 2018	Dec 31, 2017
Business Loan Agreement with BOKF – collateralized by real estate; payable as follows:
Line of Credit Note, as amended, in the maximum principal amount of $15,000,000, interest due monthly at LIBOR plus 1.5%; matures September 18, 2023	$8,354,669	$7,371,730

Line of Credit Note, as amended, in the maximum principal amount of $6,000,000, interest due monthly at LIBOR plus 1.5%; matures September 18, 2020	-	-
	$8,354,669	$7,371,730
Less current maturities	174,056	614,311
	$8,180,613	$6,757,419

The terms of our lines of credit contain various covenants with which we were in compliance as of September 30, 2018 and December 31, 2017.

3.  INCOME TAX

Our effective tax rate for the three and nine-months ended September 30 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Effective tax rate	144.1%	24.8%	34.7%	30.8%

Our effective tax rate differs from the federal statutory rate primarily due to US state income tax expense, foreign income/loss positions and timing of our deferred tax position, particularly in fixed assets. In addition, to a lesser extent, our effective tax rate is impacted by the new global intangible low-taxed income tax ("GILTI") for our estimated foreign earnings.  GILTI was established as part of the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017. The Tax Act also reduced the federal statutory rate from 35% in 2017 to 21% in 2018.

During the three months ended September 30, 2018, we completed our accounting for the income tax effects of the Tax Act and recorded approximately $250,000 of additional transitional tax as certain of our international net operating losses were subjected to federal limitation rules.  In addition, during the quarter ended September 30, 2018, certain of our international locations incurred operating losses for which no tax benefit was recorded.  As a result, this additional transition tax and our position on foreign losses unfavorably impacted the effective tax rates compared to the prior year periods.

For the nine months ended September 30, 2018, we did not record any GILTI tax expense or benefit related to our estimated foreign earnings (losses), as our foreign locations are currently in a net loss position.  This GILTI tax was created as part of the Tax Act.  Accordingly, there was no such provision during the same period in 2017.

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

A summary of the activity for non-vested restricted common stock awards as of September 30, 2018 and 2017 is presented below:
	Shares	Award Fair Value
Balance, January 1, 2018	36,801	$8.03
Granted	-	-
Forfeited	-	-
Vested	(16,648)	8.22
Unvested Balance, September 30, 2018	20,153	$7.69

Balance, January 1, 2017	62,046	$8.24
Granted	9,005	8.05
Forfeited	(5,403)	8.05
Vested	(28,847)	7.84
Unvested Balance, September 30, 2017	36,801	$7.93

As of September 30, 2018, there was unrecognized compensation cost related to non-vested restricted stock awards of $97,906 which will be recognized in each of the following years as follows:

2018	$23,719
2019	58,125
2020	14,853
2021	1,209

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(121,534)	$521,414	$2,592,177	$2,780,411
Numerator for basic and diluted earnings per share	$(121,534)	521,414	2,592,177	2,780,411

Denominator for basic EPS: weighted-average shares	9,154,209	9,270,862	9,199,173	9,232,397

Effect of dilutive securities:
Stock options	-	-	-	9,810
Restricted stock	822	3,088	786	3,859
Dilutive potential common shares	822	3,088	786	13,669
Denominator for diluted EPS-weighted-average shares	9,155,031	9,273,950	9,199,959	9,246,066

Basic (loss) earnings per share	$(0.01)	$0.06	$0.28	$0.30
Diluted (loss) earnings per share	$(0.01)	$0.06	$0.28	$0.30

The net effect of assuming the exercise of all potentially dilutive common share equivalents, including stock options to purchase common stock at exercise prices less than the average market prices and restricted stock awards of an aggregate of 20,153 and 36,801 shares of common stock have been included in the computations of diluted EPS for the periods ended September 30, 2018 and 2017, respectively.

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

	North America	International	Total
For the quarter ended September 30, 2018
Net sales	$18,046,045	$841,054	$18,887,099
Gross profit	11,383,738	463,095	11,846,833
Operating income (loss)	566,544	(251,100)	315,444
Interest (expense)	(80,710)	-	(80,710)
Other income (expense), net	34,583	6,263	40,846
Income (loss) before income taxes	520,417	(244,837)	275,580

Depreciation and amortization	407,841	23,948	431,789
Fixed asset additions	437,615	28,202	465,817
Total assets	$72,009,096	$4,656,654	$76,665,750

For the quarter ended September 30, 2017
Net sales	$17,421,013	$967,368	$18,388,381
Gross profit	11,037,486	597,845	11,635,331
Operating income (loss)	649,797	478	650,275
Interest (expense)	(53,141)	-	(53,141)
Other income (expense), net	94,196	1,740	95,936
Income (loss) before income taxes	690,852	2,218	693,070

Depreciation and amortization	513,250	23,876	537,126
Fixed asset additions	523,546	2,095	525,641
Total assets	$70,083,363	$4,288,478	$74,371,841

	North America	International	Total
For the nine months ended September 30, 2018
Net sales	$55,640,190	$2,713,594	$58,353,784
Gross profit	36,128,829	1,679,408	37,808,237
Operating income (loss)	4,383,393	(317,507)	4,065,886
Interest (expense)	(223,534)	-	(223,534)
Other income (expense), net	108,110	18,349	126,459
Income (loss) before income taxes	4,267,969	(299,158)	3,968,811

Depreciation and amortization	1,237,093	73,651	1,310,744
Fixed asset additions	780,696	106,983	887,679
Total assets	$72,009,096	$4,656,654	$76,665,750

For the nine months ended September 30, 2017
Net sales	$55,080,152	$2,738,844	$57,818,996
Gross profit	35,239,645	1,577,265	36,816,910
Operating income (loss)	4,276,247	(233,044)	4,043,203
Interest (expense)	(143,165)	-	(143,165)
Other income (expense), net	127,045	(11,446)	115,599
Income (loss) before income taxes	4,260,127	(244,490)	4,015,637

Depreciation and amortization	1,398,319	68,215	1,466,534
Fixed asset additions	1,508,426	22,121	1,530,547
Total assets	$70,083,363	$4,288,478	$74,371,841

Net sales for geographic areas were as follows:

Three months ended September 30,	2018	2017
United States	$16,200,989	$15,551,725
Canada	1,579,521	1,653,051
All other countries	1,106,589	1,183,605
	$18,887,099	$18,388,381

Nine months ended September 30,	2018	2017
United States	$49,910,923	$49,380,463
Canada	4,942,124	5,072,785
All other countries	3,500,737	3,365,748
	$58,353,784	$57,818,996
Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three and nine-month periods ended September 30, 2018 and 2017.  We do not have any significant long-lived assets outside of the United States.

8. SUBSEQUENT EVENTS

On October 2, 2018, we announced certain leadership changes including the resignations of our former Chief Executive Officer and our former President, both of whom also resigned their positions from the Company's Board of Directors.  The resignations were not the result of any dispute or disagreement with the Company related to our operations, policies or practices.  On that same day, we announced the appointment of Janet Carr, as our new Chief Executive Officer who also became a member of our Board of Directors.  In connection with these leadership changes, we incurred approximately $304,000 of legal and advisory costs, recorded as operating expenses in the accompanying income statement, during the three and nine months ended September 30, 2018.  In addition,  Ms. Carr received (i) a time-based equity grant of 460,000 restricted stock units ("RSU") that vest over five years; (ii) a performance-based equity grant of 92,000 RSUs that vest if/when the Company's operating income exceeds $12 million dollars two fiscal years in a row; and (iii) a performance-based equity grant of 92,000 RSUs that vest if/when the Company's operating income exceeds $14 million dollars in one fiscal year.  We will begin accounting for these RSU's in the fourth quarter of 2018.

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

We operate in two segments, based on management responsibility and store location:  North America and International.  As of November 7, 2018, our North America segment operates 117 company-owned stores located in 42 U.S. states and 7 Canadian provinces, while our International segment operates three company-owned stores with one located in the United Kingdom, Australia, and Spain.

Our customer base is diverse, with individual retail customers as our largest customer group, representing approximately 60% of our year-to-date 2018 sales.  The remaining 40% of our year-to-date 2018 sales were to our wholesale, manufacturer and institutional groups (including horse and tack shops, Western wear, crafters, upholsterers, cobblers, auto repair, education, hospitals, prisons and other large businesses that use our products as raw materials to produce goods for resale).  Generally, our retail customers provide a higher gross profit than our wholesale and manufacturer groups.

On October 2, 2018, we announced certain leadership changes including the resignations of our former Chief Executive Officer and our former President, both of whom also resigned their positions from the Company's Board of Directors.  Also, on that same day, we announced the appointment of a new Chief Executive Officer who also became a member of our Board of Directors.

Our prior leadership invested significant resources into opening new stores, relocating existing stores from warehouse locations to more retail-centered shopping centers, launching a new product line of small machines, extending our store hours including Sunday openings, and optimizing our advertising and marketing spend.   To date in 2018, new stores in Austin, TX (July 2018) and Calgary, Alberta (July 2018) were opened, while in September 2018, our Northampton, UK store was closed to consolidate our UK operations into a single location.

Janet Carr, our new CEO, brings a broad retail background with over 25 years of experience across multiple business functional areas.  Since her appointment as CEO, Ms. Carr has been immersing herself in our business – talking to employees, visiting stores, and meeting key stakeholders, vendors and customers – to develop a strategy for our future with a focus on reinvigorating Tandy's brand, improving our customer's retail experience, and developing an enhanced proposition to win back business customers.  Current actions that are being undertaken under our new leadership include pausing on new store openings and relocations and evaluating our infrastructure and resources, including our field and home office organizational structure.

We believe describing the above initiatives and changes will provide additional background for our recent and future financial results.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

The following tables present selected financial data for each of our segments:

	Quarter Ended Sept 30, 2018		Quarter Ended Sept 30, 2017
	Net Sales	Income from Operations	Net Sales	Income from Operations
North America	$18,046,045	$566,544	$17,421,013	$649,797
International	841,054	(251,100)	967,368	478
Total	$18,887,099	$315,444	$18,388,381	$650,275

Consolidated net sales for the quarter ended September 30, 2018 increased $499,000, or 2.7%, compared to the same period in 2017.  North America reported a sales increase of 3.6%, while International reported a sales decline of 13.1%.   Income from operations on a consolidated basis for the quarter ended September 30, 2018 decreased $335,00, from the third quarter of 2017, primarily due to a 5.0% increase in operating expenses, partially offset by a 1.8% increase in gross profit.  Our operating expenses increased during the third quarter of 2018 primarily due to two new stores that opened, one store closure in the UK, higher labor costs associated with our new extended hours and a tighter labor market, and legal and advisory costs associated with recent changes in leadership, partially offset by reductions in our advertising and marketing spend.  As for gross profit, the improvement is a result of a continued shift in our customer base from non-retail to retail and from the mix of products sold.

Additional information appears below for each segment (see also the information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report).

North America

North America consisted of 117 and 115 stores at September 30, 2018 and 2017, respectively, as we opened stores in Austin, TX and Calgary, Ontario in July 2018.  Since the beginning of 2017, we have also opened stores in Allen, TX (April 2017); Miami, FL (May 2017); and McAllen, TX (May 2017).    A store is categorized as "new" until it is operating for the full comparable period in the prior year.

	# Stores	Qtr Ended 09/30/18	# Stores	Qtr Ended 09/30/17	$ Change	% Change
Same stores	115	$17,900,890	115	$17,421,013	$479,877	2.8%
New stores	2	145,155	-	-	145,155	n/a
Total net sales	117	$18,046,045	115	$17,421,013	$623,032	3.6%

The following table presents our sales mix by customer categories for the quarters ended September 30:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	59%	57%
NON-RETAIL (hospitals, organizations, resellers, distributors, businesses)	41%	43%
	100%	100%

Net sales increased 3.6%, or $623,000, for the third quarter of 2018 compared to the third quarter of 2017, primarily due to a $480,000 increase in same store sales which is mostly attributable to growth in our retail customer base and our new product launches and $145,000 of new store sales.

Income from operations for North America during the quarter ended September 30, 2018 decreased by $83,000 from the comparative 2017 quarter due to an increase in gross profit of $346,000, offset by increase in operating expenses of $430,000. The increase in gross profit was primarily the result of the trend in customer mix.  Operating expenses increased $430,000 or 4.1% compared to last year's comparable period, due to $167,000 from the two new stores opened in the third quarter of 2018, $200,000 of higher labor costs resulting from a tight labor market and our new extended hours including Sunday openings, as well as $304,000 of legal and advisory costs incurred in connection with our recent changes in leadership.  These increases in operating costs were partially offset by lower advertising spend.

International

International consists of all stores located outside of North America.  As of September 30, 2018 and 2017, the segment contained three and four stores, respectively.  We closed our Northampton, UK store in late September 2018, consolidating into one location in the United Kingdom and one each in Australia and Spain.   This segment's sales totaled approximately $841,000 for the third quarter of 2018, compared to approximately $967,000 in the third quarter of 2017, a decrease of $126,000 or 13.1%.  On a constant currency basis, sales would have been $98,000 lower.

The following table presents our sales mix by customer categories for the quarters ended September 30:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	46%	41%
NON-RETAIL (hospitals, youth organizations, resellers, distributors, businesses)	54%	59%
	100%	100%

International's gross profit decreased $135,000 primarily due to lower sales and foreign currency impacts.  International's operating expenses increased $116,000 due to $130,000 of expense recorded for the Northampton, UK store closure, mostly related to severance and store lease costs.

Other Expenses

We paid $81,000 in interest on our bank debt in the third quarter of 2018, compared to $53,000 in the third quarter of 2017 due to a slightly higher interest rate and higher weighted average outstanding balance in 2018 compared to 2017.  We recorded income of $41,000 in the third quarter of 2018 primarily for interest income, vendor rebates and discounts earned, compared to $96,000 in the third quarter of 2017.

Income Taxes

During the three months ended September 30, 2018, we completed our accounting for the income tax effects of the Tax Act and recorded approximately $250,000 of additional transitional tax as certain of our international net operating losses were subjected to federal limitation rules.  In addition, during the quarter ended September 30, 2018, certain of our international locations incurred operating losses for which no tax benefit was recorded.  As a result, this additional transition tax and our position on foreign losses unfavorably impacted the effective tax rate compared to the prior year.

Nine Months Ended September 30, 2018 and 2017

The following tables present selected financial data for each of our segments:

	Nine Months Ended Sept 30, 2018		Nine Months Ended Sept 30, 2017
	Net Sales	Income from Operations	Net Sales	Income from Operations
North America	$55,640,190	$4,383,393	$55,080,152	$4,276,247
International	2,713,594	(317,507)	2,738,844	(233,044)
Total	$58,353,784	$4,065,886	$57,818,996	$4,043,203

Consolidated net sales for the nine months ended September 30, 2018 increased $535,000, or 0.9%, compared to the same period in 2017.  North America reported a sales increase of 1.0%, while International reported a sales decrease of 0.9%. Income from operations on a consolidated basis for the nine months ended September 30, 2018 increased 0.6%, or $23,000, from the first nine months of 2017 primarily due to an improvement in gross profit, partially offset by an increase in operating expenses.  The increase in operating expenses primarily related to five new stores opened since the beginning of 2017, investments in our district manager program and new small machine product launch, higher labor costs associated with extended store hours including Sunday openings and a tighter labor market, legal and advisory costs associated with recent changes in leadership, and the closure of Northampton, UK store.  These increases in operating costs were partially offset by lower advertising and marketing spend.

Additional information appears below for each segment (see also the information contained in Note 7 to the consolidated financial statements included in Item 1 of this Report).

North America

	# Stores	Nine Months Ended 09/30/18	# Stores	Nine Months Ended 09/30/17	$ Change	% Change
Same stores	112	$54,529,907	112	$54,747,017	$(217,110)	(0.4%)
New stores	5	1,110,283	-	333,135	777,148	233.3%
Total net sales	117	$55,640,190	112	$55,080,152	$560,038	1.0%

The following table presents our sales mix by customer categories for the nine months ended September 30:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	60%	57%
NON-RETAIL (hospitals, organizations, resellers, manufacturers, businesses)	40%	43%
	100%	100%

Net sales increased 1.0%, or $560,000, for the first nine months of 2018 compared to the first nine months of 2017, primarily due to contributions from new stores, partially offset by 0.4% decrease in same store sales resulting from increased competition to our non-retail customers and lower sales in Canada (on a constant currency basis, Canada's sales declined $201,000).

Income from operations for North America for the nine months ended September 30, 2018 increased $107,000 from the comparative 2017 period.  An increase in gross profit of $889,000, partially offset by an increase in operating expenses of $782,000 contributed to the improvement in income from operations.  Gross profit as a percentage of sales increased from 64.0% in the first nine months of 2017 to 64.9% in the first nine months of 2018, due to an increase in sales of higher margin products and the continued shift in more retail than non-retail sales.

Operating expenses increased 2.5% compared to last year's comparable period.  The most significant expense increases occurred in personnel, occupancy and selling costs related to five new stores opened ($380,000); increases in our comparable store associate wages from extended store hours and a tighter labor market ($317,000); and legal and advisory costs associated with recent changes in leadership ($304,000).

International

International's sales totaled approximately $2,714,000 for the first nine months of 2018, compared to approximately $2,739,000 in the first nine months of 2017, a decrease of $25,000 or 0.9%.  On a constant currency basis, sales would have been $139,000 lower.

The following table presents our sales mix by customer categories for the nine months ended September 30:

Customer Group	2018	2017
RETAIL (end users, consumers, individuals)	47%	43%
NON-RETAIL (hospitals, organizations, resellers, manufacturers, businesses)	53%	57%
	100%	100%

Gross profit margin increased from 57.6% in 2017 to 61.9% in 2018, primarily due to the shift in customers from non-retail to retail.  International's operating expenses increased by $187,000, primarily due to closure costs related to the Northampton, UK store.

Other Expenses

We paid approximately $224,000 in interest on our bank debt in the first nine months of 2018, compared to approximately $143,000 in the first nine months of 2017 due to slightly higher interest rates and higher weighted average outstanding balances in 2018 compared to 2017.  We recorded income of $125,000 in the first nine months of 2018 primarily for interest income, vendor rebates and discounts earned, compared to $116,000 in the first nine months of 2017.

Income Taxes

During the nine months ended September 30, 2018, we completed our accounting for the income tax effects of the Tax Act and recorded approximately $250,000 of additional transitional tax as certain of our international net operating losses were subjected to federal limitation rules.  In addition, during the nine months ended September 30, 2018, certain of our international locations incurred operating losses for which no tax benefit was recorded.  As a result, this additional transition tax and our position on foreign losses unfavorably impacted the effective tax rate compared to the prior year.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory, to finance capital investments, and to service our outstanding debt.  We expect to fund our operating and liquidity needs as well as our store growth from a combination of current cash balances and internally generated funds.  Our cash balances at September 30, 2018 totaled $16.8 million.  In addition, we have available a $6 million line of credit, more fully described below.

In August 2015, our Board authorized a share repurchase program where we may repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2019.  For the nine months ended September 30, 2018, 133,303 shares were repurchased, while no shares were repurchased during the first nine months of 2017.   At September 30, 2018, there are 1,017,491 shares available for repurchase under the plan.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas ("BOKF") which provided us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program.  Subsequently, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock through the earlier of August 25, 2019 or the date on which the entire amount is drawn.     In addition, this promissory note was amended on August 20, 2018 to reduce the interest rate by 0.35%.  During the draw down period, we are required to make monthly interest-only payments. At the end of this draw down period, we expect that the principal balance will be rolled into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.   During the nine months ended September 30, 2018, we drew approximately $983,000 on this line which was used to purchase shares of our common stock.  There were no amounts drawn on this line during the nine months ended September 30, 2017.  At September 30, 2018, the unused portion of the line of credit was approximately $6.6 million.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and the reduce the interest rate by 0.35%.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a "Fixed Charge Coverage Ratio" greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the nine months ended September 30, 2018 and 2017, there were no amounts drawn on this line.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85%.  Beginning after August 20, 2018, the notes accrue interest at LIBOR plus 1.5% (---3.7% at September 30, 2018).

The terms of our lines of credit contain various covenants with which we were in compliance as of September 30, 2018 and December 31, 2017.

On our consolidated balance sheet, total assets increased from $74.9 million at year-end 2017 to $76.7 million at September 30, 2018.  Total stockholders' equity increased from $59.5 million at December 31, 2017 to $60.9 million at September 30, 2018, primarily due to net income earned in the first nine months of 2018, offset by treasury stock purchases.  Our current ratio increased from 8.3 at December 31, 2017 to 9.8 at September 30, 2018, due primarily to the decrease in our current maturities of debt resulting from the August 20, 2018 amendment which extended our debt maturities.

 As of September 30, 2018, our investment in inventory increased by $3.4 million from year-end 2017, as we stocked up following the holiday sales and invested in new stores and products.  We expect that our inventory levels will continue to increase as we introduce new products.  At September 30, 2018, average inventory per store was $190,000 compared to $179,000 at December 31, 2017.

During the first nine months of 2018, cash flow used in operating activities was $0.6 million, composed of net income of $2.6 million, plus $1.3 million of depreciation and amortization, offset by changes in working capital including an increase in inventory levels.

By comparison, during the first nine months of 2017, cash flow used in operating activities was approximately $3.3 million, composed of net income of $2.8 million, plus $1.5 million of depreciation and amortization, offset by an increase in inventory of $8.0 million.

Cash flow used in investing activities totaled approximately $0.9 million and $1.5 million in the first nine months of 2018 and 2017, respectively, consisting primarily of the purchase of fixtures for new stores, store moves and remodels and computer equipment, and in 2017, vehicles and computer equipment for our new district managers.

During the first nine months of 2018, we funded approximately $1.0 million of treasury share purchases with proceeds from our line of credit.  In the comparable period in 2017, we received proceeds of $0.2 million from the exercise of stock options.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2018. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2018:
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1- July 31	7	$7.50	7	1,017,491
August 1 – August 31	-	$-	-	1,017,491
September 1 – September 30	-	$-	-	1,017,498
Total	7	$7.50	7	1,017,491

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

10.1
$6,000,000 Promissory Note, dated August 20, 2018, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 and incorporated by reference herein.

10.2
$15,000,000 Promissory Note, dated August 20, 2018, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 and incorporated by reference herein.

10.3
Employment Agreement, dated October 2, 2018, by and between Tandy Leather Factory, Inc. and Janet Carr, filed as Exhibit 10.1 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.4
Stand Alone Restricted Stock Unit Agreement, dated October 2, 2018, by and between Tandy Leather Factory, Inc. and Janet Carr, filed as Exhibit 10.2 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.5
Stand Alone Restricted Stock Unit Agreement, dated October 2, 2018, by and between Tandy Leather Factory, Inc. and Janet Carr, filed as Exhibit 10.3 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

*31.1	13a-14(a) or 15d-14(a) Certification by Janet Carr, Chief Executive Officer.
*31.2	13a-14(a) or 15d-14(a) Certification by Tina Castillo, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Document.
*101.DEF	XBRL Taxonomy Extension Definition Document.
*101.LAB	XBRL Taxonomy Extension Labels Document.
*101.PRE	XBRL Taxonomy Extension Presentation Document.
____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 8, 2018	By: /s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: November 8, 2018	By: /s/ Tina Castillo
Tina Castillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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

10.1
$6,000,000 Promissory Note, dated August 20, 2018, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.1 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 and incorporated by reference herein.

10.2
$15,000,000 Promissory Note, dated August 20, 2018, by and between Tandy Leather Factory, Inc. and BOKF, NA dba Bank of Texas, filed as Exhibit 10.2 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 and incorporated by reference herein.

10.3
Employment Agreement, dated October 2, 2018, by and between Tandy Leather Factory, Inc. and Janet Carr, filed as Exhibit 10.1 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.4
Stand Alone Restricted Stock Unit Agreement, dated October 2, 2018, by and between Tandy Leather Factory, Inc. and Janet Carr, filed as Exhibit 10.2 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.5
Stand Alone Restricted Stock Unit Agreement, dated October 2, 2018, by and between Tandy Leather Factory, Inc. and Janet Carr, filed as Exhibit 10.3 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

*31.1	13a-14(a) or 15d-14(a) Certification by Janet Carr, Chief Executive Officer.
*31.2	13a-14(a) or 15d-14(a) Certification by Tina Castillo, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Document.
*101.DEF	XBRL Taxonomy Extension Definition Document.
*101.LAB	XBRL Taxonomy Extension Labels Document.
*101.PRE	XBRL Taxonomy Extension Presentation Document.
____________
*Filed herewith.