Form 10-K
period 2018-12-31
TANDY LEATHER FACTORY INC
filed 2019-03-08
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
         (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period ________ to ________

Commission File Number 1-12368
Tandy Leather Factory, Inc.
(Exact name of registrant as specified in its charter)
Delaware	75-2543540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Southeast Loop 820, Fort Worth, TX 76140	817/872-3200
(Address of Principal Executive Offices and Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0024	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $40,063,733 at June 30, 2018 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).  At March 5, 2019, there were 9,007,835 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2019, are incorporated by reference in Part III of this report.

PART I

ITEM 1.  BUSINESS

The following discussion, as well as other portions of this Annual Report on Form 10-K (or statements otherwise made by the Company or on the Company's behalf from time to time in other reports, filings with the Securities and Exchange Commission ("SEC"), news releases, conferences, World Wide Web postings or otherwise), contains forward-looking statements that reflect our plans, estimates and beliefs. Any such forward-looking statements (including, but not limited to, statements to the effect that TLF or its management "anticipates", "plans", "estimates", "expects", "believes", "intends", and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read carefully because they involve risks and uncertainties. Any forward-looking statement speaks only as of the date on which such statement is made. We do not undertake any obligation to update or revise any forward-looking statements. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements. Our actual results could materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and particularly in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". Unless the context otherwise indicates, references in this Annual Report on Form 10-K to "we", "our", "us", "our Company", "the Company", "Tandy","Tandy Leather" or "TLF", mean Tandy Leather Factory, Inc., together with its subsidiaries.

General

With $83.1 million of sales in 2018 (of which 14% were export sales), Tandy Leather is, to our knowledge, the world's largest specialty retailer of leather and leathercraft related items based on sales. We offer a wide range of leather, quality tools, hardware, small machines, accessories, liquids, lace, kits and teaching materials. We sell our products primarily through company-owned stores and through orders generated from our website, www.tandyleather.com.  We also manufacture the leather lace and some of our do-it-yourself kits that are sold in our stores and website.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.  Our common stock trades on the NASDAQ Global Market under the symbol "TLF."

The business that today is the Company was founded in Fort Worth, Texas in 1919.  Tandy Leather Company opened its first branch store in 1927, gradually to expanding to 132 stores by 1969, then more rapidly to 288 stores by 1976.  In 1980, two former Tandy executives founded Midas Leathercraft Tool Company, a Texas corporation ("Midas") that eventually became the Company, which focused on the distribution of leathercraft tools.  The founders of Midas entered into an agreement with Brown Group, Inc., a major footwear retailer, to develop a chain of wholesale stores known as "The Leather Factory."  In 1985, Midas purchased the assets related to The Leather Factory's six stores from Brown Group, Inc.  In 1993, we changed our name to The Leather Factory, Inc, and we reincorporated in the state of Delaware in 1994. In 2000, The Leather Factory purchased the operating assets of Tandy Leather Company, and in 2005, the combined enterprise again changed its name to Tandy Leather Factory, Inc.

Our Development in Recent Years

We have built our business by offering our customers quality products in one location at competitive prices.  We have expanded our store footprint by opening new stores and by making numerous acquisitions of small businesses in strategic geographic locations.  In 1996, we expanded into Canada by acquiring our Canadian distributor, The Leather Factory of Canada, Ltd.  In 2000, we acquired the operating assets of two subsidiaries of Tandycrafts, Inc.  We began expanding outside of North America by opening a store in the United Kingdom in 2008, then Australia in 2011 and Spain in 2012.  We opened another store in the United Kingdom in 2015.  At December 31, 2018, we operated 117 stores located in North America and 3 stores in the United Kingdom, Australia and Spain.

The following tables provide store count and expansion information by segment for the last five years:

	North America					International
Year ended	Opened		Closed		Total	Opened	Closed	Total
2014	3		1		110	-	-	3
2015	-		-		110	1	-	4
2016	4		3	*	111	-	-	4
2017	4	*	-		115	-	-	4
2018	2		-		117	-	1	3
*1 store temporarily closed in April 2016 and reopened in January 2017

Business Strategy

In October 2018, we announced certain leadership changes including the appointment of a new Chief Executive Officer and departures of our former Chief Executive Officer and our former President.  Under our new leadership, we are developing a strategic plan to drive future sales growth and long-term profitability and cash flow.  Several key actions are currently being undertaken including:

•
We are developing a new operating model to better serve our retail and wholesale/business customers and align the cost structure with the related margin earned from those customers.  Today, our retail stores serve both our retail and wholesale/business customer base, as well as fulfilling web orders.  We believe that a more focused, tailored operating model can provide a better foundation for future sales growth.  For higher-margin retail customers, we will continue to offer high-touch customer service in our stores, with deeply knowledgeable sales associates to create an engaging retail experience.  For lower-margin but higher per-customer volume wholesale and business customers, we are developing a more convenient and efficient service model to provide the product assortment at the quantity and price that our wholesale and business customers need and expect.

•
Enhancing our business processes and infrastructure to support our new operating model requires additional headcount in areas such as human resources, technology and marketing, all key functional areas in which we have not adequately invested in the past.  We expect that 2019 will be a year of investment and change as we rebuild our infrastructure, and there may be some overlap of old and new systems and people during this transition, which will inflate our 2019 operating expenses.  However, we believe that these investments in talent and technology will drive future sales growth and cost savings in 2020 and beyond.

•
Going forward, our North American retail fleet will be managed primarily for cash flow.  New locations will be assessed for their ability to produce incremental cash, not just sales.  Evaluating our current store fleet in light of these criteria and our new operating model has resulted in the closing of three underperforming stores to date, located in Irving, Texas; Fort Wayne, Indiana; and Minto, Australia.  The Irving and Fort Wayne locations closed in January 2019, while the Minto store closed in February 2019.  We will continue our evaluation of our store portfolio, which is likely to result in four to six additional store closures in 2019.  This is a shift in direction from prior management, who had pursued top-line growth through opening new stores.

•
To support our business priorities, we have made changes to our retail field organization and incentives. These steps include reducing our store management structure from eleven districts reporting to two regional managers into eight zones reporting to a single VP of the Retail division.  In addition, effective February 2019, store managers' base pay now reflects the cost of living in their store location and their overall performance rating, with bonus now based on performance and cash flow indicators such as sales, labor cost and inventory.  Previously, store managers all received the same base pay, regardless of cost of living, and a percentage of store operating income, most components of which were out of their control. We believe that these changes will better reward managers' focus on retail excellence and customer service and will make us much more competitive in the retail labor market.  In addition, restructuring fleet management into a smaller number of territories allows us to invest in other areas of the business, including a dedicated leathercraft training program for our store associates and building our new commercial model.

•
To better capture market share and drive sales growth from business/wholesale/ commercial customers, we have created a separate team that will operate as a traditional wholesale sales and service organization.  Commercial Account Representatives will call directly on Commercial customers, national accounts and institutions, and those customers will be served with direct shipments from our Fort Worth distribution center.  We believe a small, dedicated team of experts can provide the right product offering, pricing and service that Commercial customers need in a way that our 100+ store managers could not.  And the low operating cost of this team is better aligned to the lower gross margin Commercial business.

•
We are improving our brand proposition, with a focus on our products, promotion and pricing.  Specifically, we are reevaluating legacy programs such as our participation in local and national trade shows, our Wholesale Club loyalty program (in which memberships have been declining), and in our digital and social media programs.  Our goal is to ensure that we are investing in the right areas to drive sales growth.

•
We intend to maximize the yield on our cash.  In 2018, cash provided from operations was $7.4 million, and cash on hand was $24.1 million at December 31, 2018.  During 2018, we repurchased 243,387 shares at an average price of $6.79 per share, which was primarily funded by our stock repurchase line of credit.  At December 31, 2018, the balance on our line of credit was $9.0 million with an interest rate of 4.0%.  To date in 2019, we have repaid that debt and repurchased an additional 53,626 shares totaling $306,000 under our buy-back program.

Customers

Our customer base is diverse, with individual retail customers as our largest customer group, representing approximately 61% of our 2018 sales.  The remaining portion of our 2018 sales were to our wholesale, manufacturer and institutional groups (including horse and tack shops, Western wear, crafters, upholsterers, cobblers, auto repair, education, hospitals, prisons and other large businesses that use our products as raw materials to produce goods for resale); we refer to this group collectively as "wholesale" "non-retail", "business", or "commercial" customers.  Generally, our retail customers provide a higher gross profit as compared to our non-retail customer groups.

No single customer's purchases represented more than 0.6% of our total sales in 2018.  Sales to our five largest customers represented 1.0%, 1.2% and 1.4% of consolidated sales in 2018, 2017, and 2016, respectively.  We do not believe the loss of any one of these customers would have a significant negative impact on our consolidated results.

We strive to provide 100% satisfaction to our customers, which we believe promotes customer loyalty.  In addition, we offer credit terms to our non-retail customers upon receipt of a credit application and approval by our credit manager.  Generally, our open accounts are net 30 days.

Merchandise

Our products are generally organized into 12 categories.  We carry a wide assortment of products including leather, lace, hand tools, kits, and craft supplies.  We operate a light manufacturing facility in Fort Worth, Texas, whose processes generally involve cutting leather into various shapes and patterns using metal dies.  The factory produces approximately 10% of our products and also assembles and repackages products as needed.  Products manufactured in our factory are distributed through our stores under the TejasTM brand name.  We also distribute product under the Tandy LeatherTM, Eco-FloTM, CraftoolTM, and Dr. Jackson'sTM brands.  We develop new products through the ideas and referrals of customers and store personnel as well as the analysis of trends in the market.

Sales by product category were as follows:

Product Category	2018 Sales Mix	2017 Sales Mix	2016 Sales Mix
Belts strips and straps	3%	4%	4%
Books, patterns, videos	1%	1%	1%
Buckles	3%	2%	3%
Conchos^	2%	2%	2%
Craft supplies	2%	2%	2%
Dyes, finishes, glues	8%	7%	7%
Hand tools	20%	20%	18%
Hardware	8%	8%	8%
Kits	5%	6%	6%
Lace	3%	3%	3%
Leather	40%	40%	41%
Stamping tools	5%	5%	5%
	100%	100%	100%
^A concho is a metal adornment attached to clothing, belts, saddles, etc., usually made into a pattern such as southwestern or a geometric object.

Operations

We operate in two segments, based on management responsibility and store location:  North America and International. With the recent closure of two our International stores (Northampton, UK in September 2018 and Minto, Australia in February 2019), the International segment is becoming less significant, and we may reevaluate our segment reporting in the future.

Information regarding net sales, gross profit, operating income, and total assets attributable to each of our segments is included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8, Financial Statements and Supplementary Data in Note 11, Segment Information, of our Notes to Consolidated Financial Statements.

Our stores offer a broad selection of products combined with leathercraft expertise in a one-stop shop. Not only can customers purchase leather, related accessories and supplies necessary to complete his or her project from a single source, but many of our store associates are also leathercrafters themselves and can provide suggestions and advice on our customers' projects.  The size and layout of the stores are planned to allow large quantities of product to be displayed in an easily accessible and visually appealing manner.  For example, leather may be displayed by the pallet where the customer can see and touch, assessing first-hand the numerous sizes, styles, and grades offered.  We also offer open workbenches where customers can try out tools and stamps.

From a physical standpoint, our stores range in size from 1,200 square feet to 22,000 square feet, with the average size of a store approximating 4,000 square feet.   The types of premises utilized for our stores are generally light industrial offices or warehouse spaces or older strip shopping centers in proximity to major freeways or well-known crossroads, which typically offer lower rent.  More recently, we began opening new stores with a smaller footprint, averaging 2,500 square feet in upgraded retail centers to seek to attract more retail customers.

Historically, we generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (approximately 28-30% of annual sales), while the other three quarters average approximately 22-24% of annual sales each quarter.

In 2018, we began testing extended store hours and Sunday openings, to better accommodate our customers' schedules.  Depending on our store location and customer demographics, some of our stores may open early to accommodate more wholesale customers, while stores that serve more retail customers may open later.  In addition, some of our stores that are located in retail shopping centers are opening on Sundays. Previously, the hours of operation of our stores were uniform across all of our locations.

Distribution

Our stores receive the majority of their inventory from our central distribution center located in Fort Worth, Texas, although occasionally, merchandise is shipped directly from the vendor.  Inventory is typically shipped to the stores from our central distribution center on a weekly basis.  Customer orders are typically filled as received, and we do not typically have backlogs.

We attempt to maintain the optimum number of items in our product line to seek to minimize out-of-stock situations against carrying costs involved with such an inventory level.  We generally maintain higher inventories of imported items to seek to ensure a continuous supply.  The number of products offered changes every year due to the introduction of new items and the discontinuance of others.  We carry approximately 2,600 items in the current lines of leather and leather-related merchandise.  Historically, all items have been offered in all stores, unless prohibited by local regulations.

Competition

Most of our competition comes in the form of small, independently-owned businesses, some of which are also our customers.  These small businesses generally carry only a limited line of leathercraft products.  We also compete with several national chains that carry leathercraft products on a very small scale relative to their overall product line.  We also compete with internet-based retailers that provide customers the ability to search and compare products and prices without having to visit a physical store.  We compete on convenience, price, availability of merchandise, customer service, depth of our product line, and delivery time.  While there is competition with a number of our products, to our knowledge, there is no direct competition affecting our entire product line.  Further, to our knowledge, our store chain is the only one in existence solely specializing in leathercraft, which we believe provides a competitive advantage over internet-based retailers.  We also believe that our large size relative to most competitors gives us the advantage of being able to purchase large volumes and stock a full range of products in our stores, as well as hire experienced store personnel that offer product expertise and project advice.

Suppliers

We purchase merchandise and raw materials from approximately 150 vendors dispersed throughout the United States and approximately 20 foreign countries. In 2018, our 10 largest vendors accounted for approximately 68% of our inventory purchases.

Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States.  Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

Overall, we believe that our relationships with suppliers are strong and do not anticipate any material changes in these supplier relationships.  Due to the number of alternative sources of supply, we do not believe that the loss of any of our principal suppliers would have a material impact on our operations.

Compliance With Environmental Laws

Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2018, we employed 684 people, 562 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

Intellectual Property

We own approximately 120 registered trademarks, including federal trade name registrations for "Tandy Leather Factory," "The Leather Factory," "Tandy Leather Company," and "Tandy."  We also own approximately 60 registered foreign trademarks worldwide.  We own approximately 600 registered copyrights in the United States covering more than 800 individual works relating to various products.  We also own several United States patents for specific belt buckles and leather-working equipment.  These rights are valuable assets, and we defend them as necessary.

Foreign Sales

Information regarding our revenues from the United States and abroad and our long-lived assets are found in Note 11 to our Consolidated Financial Statements, Segment Information.  For a description of some of the risks attendant to our foreign operations, see Item 1.A "Risk Factors".

Available Information

We file reports with the Securities and Exchange Commission ("SEC").  These reports include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings. These reports are available on the Securities and Exchange Commission's website at www.sec.gov.

Our corporate website is located at www.tandyleather.com.  We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments thereto filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.  Our SEC filings can be found on the Investor Relations page of our website through the "SEC Filings" link.  In addition, certain other corporate governance documents are available on our website through the "Corporate Governance" link. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth information concerning our executive officers as of March 5, 2019:

Name and Age	Position	Served as Executive Officer Since

Janet Carr, 57	Chief Executive Officer	2018

Tina L. Castillo, 48	Chief Financial Officer and Treasurer	2017
Janet Carr has served as our Chief Executive Officer and as a member of our Board of Directors since October 2018; prior to her current role, Ms. Carr served as the SVP of Global Business Development for Caleres (formerly Brown Shoe) from 2016 to 2017. While there, she was responsible for international wholesale and retail for all of their brands. Prior to Caleres, Ms. Carr was the President of the Handbag Division of Nine West Group from 2013 to 2014, where she was responsible for all aspects of design, development and sales in both wholesale and retail. Ms. Carr has deep experience in strategy and consumer insights in various roles at a number of prominent retailers including Tapestry (formerly Coach), Gap Inc. and Safeway.

Tina Castillo has served as Chief Financial Officer and Treasurer since February 2017; previously, Ms. Castillo served as the Company's Controller from February 2016 to January 2017.  From 2013 to 2016, Ms. Castillo served as Chief Financial Officer of Compass Well Services, a privately-held oilfield services company with operations in Texas, and from 2010 to 2013, as Chief Financial Officer of Union Drilling, a publicly-traded oilfield service company with operations throughout the United States.  Ms. Castillo began her career at Ernst & Young in 1994.  Ms. Castillo, a certified public accountant, also serves on our 401(k) Plan committee.

All officers are elected annually by the Board of Directors to serve for the ensuing year.

ITEM 1A.   RISK FACTORS

The successful execution of our multi-year transformation and operational efficiency initiatives is key to the long-term growth of our business.

During the fourth quarter of 2018, the Company, under its new management, began to implement a large number of initiatives to transform the Company's business, improve sales long-term and improve operational efficiency.  These include the realignment of the Company's retail division management structure, the closing of underperforming stores, the shifting of sales to wholesale, commercial and some international customers to a new division based in the Company's headquarters, pricing and marketing initiatives, systems improvements and other changes.  The Company believes that long-term growth will be realized through these transformational efforts over time, however there is no assurance that such efforts will be successful in the short- or long-term.  Actual costs incurred and the timeline of these initiatives may differ from our expectations.  If these initiatives are unsuccessful, our business, financial condition and results of operation could be materially adversely affected.

Our business is subject to the risks inherent in global sourcing activities.

As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•	unavailability of, or significant fluctuations in the cost of, raw materials;
•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;
•	imposition of additional duties, taxes and other charges on imports or exports;
•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;
•	compliance by our independent manufacturers and suppliers with our Code of Business Conduct and Ethics and our Animal Welfare Policy;
•	disruptions or delays in shipments;
•	loss or impairment of key manufacturing or distribution sites;
•	inability to engage new independent manufacturers that meet the Company's cost-effective sourcing model;
•	product quality issues;
•	political unrest;
•	unforeseen public health crises, such as pandemic and epidemic diseases;
•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise; and
•	acts of war or terrorism and other external factors over which we have no control.

If the United States maintains recently imposed tariffs on products manufactured in China, or if additional tariffs or trade restrictions are implemented by other countries or by the U.S., the cost of our products manufactured in China or other countries and imported into the U.S. or other countries could increase.  This could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial conditions and results of operations.
In addition, the violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer's or supplier's labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation. The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.
We are dependent on a limited number of distribution and sourcing centers. Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers. If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers. While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of manufacturing or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business.

Increases in the price of leather and other items we sell or a reduction in availability of those products could increase our cost of goods and decrease our profitability.

The prices we pay our suppliers for our products are dependent in part on the market price for leather, metals, and other products.  The cost of these items may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates, political considerations, and other unpredictable factors.  Leather prices worldwide have been relatively stable for the past several years although the outlook for future prices is uncertain.  Increases in these costs, together with other factors, will make it difficult for us to sustain the gross margin level we have achieved in recent years and result in a decrease in our profitability unless we are able to pass higher prices on to our customers or reduce costs in other areas.  Changes in consumers' product preferences or lack of acceptance of our products whose costs have increased may prohibit us from passing those increases on to customers, which could cause our gross margin to decline.  If our product costs increase and our sale prices do not, our future operating results could be adversely affected unless we are able to offset such gross margin declines with comparable reductions in operating costs.  Accordingly, such increases in costs could adversely affect our business and our results of operations.

Further, involvement by the United States in war and other military operations abroad could disrupt international trade and affect our inventory sources.  Finally, livestock diseases, such as mad cow, could reduce the availability of hides and leathers or increase their cost.  The occurrence of any of these events could adversely affect our business and our results of operations.

We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases.  We may be unable to renew leases on acceptable terms.  If we close a leased retail space, we remain obligated under the applicable lease.

We do not own the majority of our retail store locations. We lease the majority of our stores under long-term, non-cancelable leases, which usually have initial or renewed terms of five years or longer, often with renewal options. We believe that the majority of the leases we enter into in the future will likely be long-term and non-cancelable.  Generally, our leases are "net" leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases at our option.  If we determine that it is no longer economical to operate a retail store subject to a lease and decide to close it, as we have done in the past and will do in the future, we may remain obligated under the applicable lease for, among other things, payment of the base rent or common charges for the balance of the lease term.  In some instances, we may be unable to close an underperforming retail store due to continuous operation clauses in our lease agreements.  In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations.  Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow.  Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to sustain our financial performance or our past growth, which may have a material adverse effect on our future operating results.

In 2018, we experienced a decline in operating income due to recent investments in our district manager program and new store growth strategy.  Many other specialty retailers have experienced declining sales and losses due to the overall challenging retail environment.  Our sales and profits may continue to be negatively affected in the future.  We anticipate that our financial performance will depend on a number of factors, including consumer preferences, the strength and protection of our brand, the introduction of new products, and the success of our district manager program.  Our future success will depend substantially on the ability of our management team to successfully execute on its business strategies.  If we fail to successfully execute on these business strategies, our future operating results could be adversely affected.

Competition, including Internet-based competition, could negatively impact our business.

The retail industry is competitive, which could result in the reduction of our prices and loss of our market share.  We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience.  We compete with smaller retailers focused on leather and leather crafting, some of whom have been able to offer competitive products at lower prices than ours.  We also compete with larger specialty retailers (e.g., Michaels Stores, Inc. and Hobby Lobby Stores, Inc.) that dedicate a small portion of their selling space to products that compete with ours but are larger and have greater financial resources than we do.  The Company also faces competition from Internet-based retailers, in addition to traditional store-based retailers.  This could result in increased price competition, since our customers can more readily search and compare products, or Internet-based retailers who do not need to support a U.S. store fleet may be able to undercut our prices for products.

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

A decline in the volume of traffic to our stores could have a negative impact on our net sales.

The success of our retail stores is affected by (1) the location of the store within its community or shopping center; (2) surrounding tenants or vacancies; (3) increased competition in areas where shopping centers are located; (4) the amount spent on advertising and promotion to attract consumers to the stores; and (5) a shift towards online shopping resulting in a decrease in retail store traffic.  Many of our stores are located in light industrial areas, where foot traffic tends to be lower than in traditional retail shopping areas.  Furthermore, our initiatives to service our larger customers through a dedicated commercial division rather than primarily through local stores may also lead to a decline in the traffic to our store locations.  Declines in consumer traffic could have a negative impact on our net sales and could materially adversely affect our financial condition and results of operations. Furthermore, declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.

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

We generally purchase our products in U.S. dollars.  However, we source a large portion of our products from countries other than the United States.  The cost of these products may be affected by changes in the value of the applicable currencies.  Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international business will sell products.  Furthermore, the majority of our international (including Canadian) sales are generally derived from sales in foreign countries.  This revenue, when translated into U.S. dollars for consolidated reporting purposes, could be materially affected by fluctuations in the U.S. dollar, negatively impacting our results of operations and our ability to generate revenue growth.

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

A disruption in, or a significant data security or privacy breach of, our information systems could affect our business.

We rely heavily on various information and other business systems to manage our operations, including management of our supply chain, point-of-sale processing in our stores, our online businesses and various other processes.  We are continually evaluating and implementing upgrades and changes to our systems.  Implementing new or upgraded systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP implementation program. Any failures of these vendors to properly deliver their services could similarly have a material effect on our business.

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

Our success depends, in part, on attracting, developing and retaining qualified employees, including key personnel.

The ability to successfully execute against our goals is heavily dependent on attracting, developing and retaining qualified employees, including our senior management team. Competition in our industry to attract and retain these employees is intense and is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates.  Our operational efficiency initiatives as well as acquisitions and related integration activity may intensify this risk.

We depend on the guidance of our senior management team and other key employees who have significant experience and expertise in our industry and our operations.  In 2018, we experienced significant changes in our senior leadership team and have focused on recruiting for and retaining key roles. The unexpected loss of one or more of our key personnel or any negative public perception with respect to these individuals could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person or similar life insurance policies on any of senior management team or other key personnel.

Other uncertainties, which are difficult to predict and many of which are beyond our control, may occur as well and may adversely affect our business and our results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We lease our store locations, with the exception of our flagship store located in Fort Worth, Texas.  The majority of our stores have initial lease terms of at least five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  The properties leased by us are described in Item 1 in the description of each of our two operating segments.  We own the 22,000 square foot building that houses our flagship store.  Further, we own our corporate headquarters, which includes our central distribution center and manufacturing facility, sales, marketing, administrative, and executive offices.  The facility consists of 191,000 square feet located on approximately 30 acres.

The following table summarizes the locations of our leased premises as of December 31, 2018:

U.S. Locations
Alabama	1	Montana	1
Alaska	1	Nebraska	1
Arizona	4	Nevada	2
Arkansas	1	New Mexico	2
California	11	New York	2
Colorado	5	New Jersey	1
Connecticut	1	North Carolina	2
Florida	5	Ohio	3
Georgia	1	Oklahoma	2
Idaho	1	Oregon	3
Illinois	2	Pennsylvania	3
Indiana	2	Rhode Island	1
Iowa	1	South Carolina	1
Kansas	1	South Dakota	1
Kentucky	1	Tennessee	3
Louisiana	2	Texas	19
Maryland	1	Utah	4
Massachusetts	1	Virginia	1
Michigan	2	Washington	3
Minnesota	2	Wisconsin	1
Missouri	3	Wyoming	1

Canadian locations:
Alberta	3
British Columbia	1
Manitoba	1
Nova Scotia	1
Ontario	3
Quebec	1
Saskatchewan	1

International locations:
United Kingdom	1
Australia	1
Spain	1

ITEM 3.   LEGAL PROCEEDINGS

See discussion of Legal Proceedings in Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market using the symbol "TLF."

There were approximately 286 stockholders of record on March 5, 2019.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2018 that were not registered under the Securities Act.

We purchased 243,387 shares of our common stock in 2018 through a stock purchase program permitting us to repurchase up to 2.2 million shares of our common stock at prevailing market prices.  We announced the program in August 2015, and it has been amended, most recently in June 2018 to extend the termination date to August 9, 2019.  See Note 10 to our Financial Statements included in Item 8 of this report.

Our Board of Directors did not authorize any dividends during the fiscal years ended December 31, 2018 or 2017.  Our Board of Directors determines future cash dividends after giving consideration to our profitability, cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below are derived from and should be read in conjunction with our Consolidated Financial Statements and related notes.  This information should also be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Income Statement Data, Years ended December 31,	2018	2017	2016	2015	2014
Net sales	$83,098,187	$82,321,268	$82,923,992	$84,161,200	$83,430,912
Gross profit	50,580,191	52,113,829	51,713,242	52,071,060	52,124,757
Income from operations	3,828,463	7,241,822	10,300,731	10,474,700	11,958,029
Net income	$1,963,828	$4,451,751	$6,402,259	$6,402,405	$7,706,921
Net income per share
Basic	$0.21	$0.48	$0.69	$0.64	$0.76
Diluted	$0.21	$0.48	$0.69	$0.63	$0.75
Weighted average common shares outstanding for:
Basic EPS	9,185,203	9,242,092	9,301,867	10,077,506	10,203,063
Diluted EPS	9,185,989	9,256,810	9,321,558	10,102,760	10,241,121

Cash dividend declared per common share	-	-	-	-	$0.25

Balance Sheet Data, as of December 31,	2018	2017	2016	2015	2014
Cash and certificates of deposit	$24,070,351	$18,337,258	$16,862,304	$10,962,615	$10,636,530
Total assets	76,140,134	74,914,596	70,652,720	64,611,076	62,873,874
Long-term debt, including current portion	8,968,018	7,371,730	7,444,416	3,863,307	5,643,125
Total Stockholders' Equity	$59,460,304	$59,538,981	$53,693,201	$50,972,176	$49,123,012

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

This discussion should be read in conjunction with our financial statements and the notes accompanying those financial statements included elsewhere in this Annual Report on Form 10-K.  You are also urged to consider the information under the caption "Summary of Critical Accounting Policies."  In addition to historical financial information, the following management's discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Summary

To our knowledge, we are the world's largest specialty retailer of leather and leathercraft related items (based on sales), offering a wide range of leather, quality tools, hardware, small machines, accessories, liquids, lace, kits and teaching materials. We sell our products primarily through company-owned stores and through orders generated from our website, www.tandyleather.com.  We have built our business by offering our customers a broad selection of quality products combined with knowledgeable store associates, in one location, at competitive prices.

We operate in two segments, based on management responsibility and store location:  North America and International.  As of March 5, 2019, our North America segment operates 115 company-owned stores located in 42 U.S. states and 7 Canadian provinces and our International Segment operates two stores – one in the United Kingdom and other in Jerez Spain.

In October 2018, we announced certain leadership changes including the appointment of a new Chief Executive Officer and departures of our former Chief Executive Officer and our former President.  Under our new leadership, we are developing a strategic plan to drive future sales growth and long-term profitability and cash flow.  Several key actions are currently being undertaken including:

•
We are developing a new operating model to better serve our retail and wholesale/business customers and align the cost structure with the related margin earned from those customers.  Today, our retail stores serve both our retail and wholesale/business customer base, as well as fulfilling web orders.  We believe that a more focused, tailored operating model can provide a better foundation for future sales growth.  For higher-margin retail customers, we will continue to offer high-touch customer service in our stores, with deeply knowledgeable sales associates to create an engaging retail experience.  For lower-margin but higher per-customer volume wholesale and business customers, we are developing a more convenient and efficient service model to provide the product assortment at the quantity and price that our wholesale and business customers need and expect.

•
Enhancing our business processes and infrastructure to support our new operating model requires additional headcount in areas such as human resources, technology and marketing, all key functional areas in which we have not adequately invested in the past.  We expect that 2019 will be a year of investment and change as we rebuild our infrastructure, and there may be some overlap of old and new systems and people during this transition, which will inflate our 2019 operating expenses.  However, we believe that these investments in talent and technology will drive future sales growth and cost savings in 2020 and beyond.

•
Going forward, our North American retail fleet will be managed primarily for cash flow.  New locations will be assessed for their ability to produce incremental cash, not just sales.  Evaluating our current store fleet in light of these criteria and our new operating model has resulted in the closing of three underperforming stores to date, located in Irving, Texas; Fort Wayne, Indiana; and Minto, Australia.  The Irving and Fort Wayne locations closed in January 2019, while the Minto store closed in February 2019.  We will continue our evaluation of our store portfolio, which is likely to result in four to six additional store closures in 2019.  This is a shift in direction from prior management, who had pursued top-line growth through opening new stores.

•
To support our business priorities, we have made changes to our retail field organization and incentives. These steps include reducing our store management structure from eleven districts reporting to two regional managers into eight zones reporting to a single VP of the Retail division.  In addition, effective February 2019, store managers' base pay now reflects the cost of living in their store location and their overall performance rating, with bonus now based on performance and cash flow indicators such as sales, labor cost and inventory.  Previously, store managers all received the same base pay, regardless of cost of living, and a percentage of store operating income, most components of which were out of their control. We believe that these changes will better reward managers' focus on retail excellence and customer service and will make us much more competitive in the retail labor market.  In addition, restructuring fleet management into a smaller number of territories allows us to invest in other areas of the business, including a dedicated leathercraft training program for our store associates and building our new commercial model.

•
To better capture market share and drive sales growth from business/wholesale/ commercial customers, we have created a separate team that will operate as a traditional wholesale sales and service organization.  Commercial Account Representatives will call directly on Commercial customers, national accounts and institutions, and those customers will be served with direct shipments from our Fort Worth distribution center.  We believe a small, dedicated team of experts can provide the right product offering, pricing and service that Commercial customers need in a way that our 100+ store managers could not.  And the low operating cost of this team is better aligned to the lower gross margin Commercial business.

•
We are improving our brand proposition, with a focus on our products, promotion and pricing.  Specifically, we are reevaluating legacy programs such as our participation in local and national trade shows, our Wholesale Club loyalty program (in which memberships have been declining), and in our digital and social media programs.  Our goal is to ensure that we are investing in the right areas to drive sales growth.

•
We intend to maximize the yield on our cash.  In 2018, cash provided from operations was $7.4 million, and cash on hand was $24.1 million at December 31, 2018.  During 2018, we repurchased 243,387 shares at an average price of $6.79 per share, which was primarily funded by our stock repurchase line of credit.  At December 31, 2018, the balance on our line of credit was $9.0 million with an interest rate of 4.0%.  To date in 2019, we have repaid that debt and repurchased an additional 53,626 shares totaling $306,000 under our buy-back program.

Results of Operations

Net Sales

Our net sales for the three years ended December 31, 2018, 2017 and 2016 were as follows:

Year	North America	International	Total	Incr (Decr) from Prior Year
2018	$79,553,353	$3,544,834	$83,098,187	0.9%
2017	$78,568,219	$3,753,049	$82,321,268	(0.7%)
2016	$79,041,920	$3,882,072	$82,923,992	(1.5%)

Consolidated sales for 2018 increased 0.9% compared to 2017.  North America reported a sales increase of 1.3%, while International reported a 5.5% decline.  In North America, same store sales (sales from stores open more than 12 months during the same fiscal period last year) declined by 0.4%, while new / temporarily closed stores added $1.3 million of sales.  The decline in same store sales can be attributed to a 0.4% decrease in sales to our non-retail customers, offset by a 1.8% increase in sales to our retail customers.  For our International stores, the sales decline was mostly attributable to the closure of our Northampton, UK store in September 2018, as well as weakness in Spain.

Consolidated sales for 2017 decreased 0.7% compared to 2016.  North America reported a sales decline of 0.6% while International reported a 3.3% decline.  In North America, same store sales declined by 2.3%, while new stores added $1.3 million of sales.  The decline in same store sales can be attributed to a 9% decrease in sales to our non-retail customers, offset by a 6% increase in sales to our retail customers.  For our International stores, the sales decline was mostly attributable to weakness in our Australia operation.

In summary, we were pleased that our consolidated sales trend in 2018 showed improvement over 2017, after declines in 2017 and 2016.  However, the improvements in North America were due to new store openings, as our same store sales have declined in each of 2018, 2017 and 2016 as new stores cannibalized existing stores and our non-retail customer base continued to shrink.  Additionally, our International segment continued to show declines year over year.  While 2019 will be a year of transition, these historical trends support the need for our new operating model – to have a more focused, targeted approach to our diverse customer base – as well as the need for an ongoing evaluation of our store portfolio to ensure that new stores do not cannibalize sales of existing locations and the rationalization of our remaining International stores.

Gross Profit

On a consolidated basis, gross profit margins were 60.9% in 2018, 63.3% in 2017, and 62.4% in 2016.  In 2018, our gross profit was negatively impacted by a $1.4 million write down of our inventory as we work to improve our brand proposition and evaluate our product, promotion and pricing.  Specifically, the write down of our inventory was taken to adequately value our inventory at the lower of cost or net realizable value for damaged, slow-moving, and excess supplies of inventory where we expect to either dispose of the inventory or take pricing initiatives to promote and sell through slow-moving and excess supplies of inventory.  Our recorded write-down of inventory could differ materially from our initial estimates based on future customer demand or economic conditions.

Our gross profit margin fluctuates based on the mix of customers we serve, the mix of products we sell, and our ability to source products globally.   Our negotiations with suppliers for lower pricing are an on-going process, for which we have varying degrees of success.  Sales to retail customers tend to produce higher gross margins than sales to non-retail customers due to the difference in pricing levels.  Therefore, as retail sales increase in the overall sales mix, higher gross margins tend to follow, which is the main reason our gross profit margins have shown steady improvement (in 2018, excluding the write-down, our gross profit margin would have been 62.6%).  Finally, there is also significant fluctuation in gross margins between the various merchandise categories we offer.  As a result, our gross margins can also vary depending on the mix of products sold during any given time period.

Operating Expenses

Our consolidated operating expenses (consisting of wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses, outbound freight charges to ship merchandise to customers, and corporate office costs) for the three years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Operating expenses	$46,751,728	$44,872,007	$41,412,511
As a % of sales	56.3%	54.5%	49.9%

The $1.9 million increase in operating expenses in 2018 compared to 2017 was primarily due to $0.6 million of higher costs related to five new stores that have opened since April 2017; $0.8 million of higher labor costs related to increasing pay for our store associates and extending our store operating hours (opening later in the evenings and Sunday openings); $0.2 million of one-time costs related to store closures; $0.3 million of impairment charges for underperforming stores; $0.9 million of one-time costs related to our change in management (of which $0.6 million related to separation payments to our former CEO and president and $0.3 million related to legal and advisory costs).  These increases were offset by $0.9 million reduction in print and postage costs.

The $3.4 million increase in operating expenses in 2017 compared to 2016 was primarily due to $1.3 million in costs related to the seven new stores that have opened / reopened since October 2016, $1.1 million related to the district manager program that was rolled out in early 2017, $0.2 million for an increase in base salary for our store managers, $0.2 million in increased advertising and marketing related to our national sponsorship of the Pinners program, with the remaining increase related to increases in credit card processing fees, occupancy costs across our store footprint, and home office wages.

Other Income/Expense (net)

Other Income/Expense consists primarily of interest expense and interest income.  In 2018, we incurred other expenses (net) of approximately $125,000 compared to $79,000 in 2017.  In 2018, we earned approximately $165,000 in interest income and paid approximately $305,000 in interest expense on our debt.  In 2017, we earned approximately $103,000 in interest income and paid approximately $205,000 in interest expense on our bank debt.

Provision for Income Taxes

Our effective tax rate was 47%, 38%, and 37% for the years ended December 31, 2018, 2017 and 2016, respectively.  For 2018, the difference between our statutory rates and our effective rate are primarily due to our lower income before tax, the country mix of earnings, and non-US income tax at a higher statutory rate than in the US.  Also, in October 2018, we completed and filed all of federal, state and other statutory tax filings, as well as completed our accounting for the income tax effects of the Tax Act.  This resulted in approximately $401,000 of additional tax related to an increase in transitional tax as certain of our international net operating losses were subjected to federal limitation rules, additional U.S. federal income recognized related to cross-border intercompany transactions with our Canadian subsidiary, and for certain discrete items that were determined not deductible for tax.  Also negatively impacting our effective tax rate in 2018, certain of our international locations incurred operating losses for which no tax benefit was recorded and the Tax Act created new taxes on foreign sourced income while eliminating the domestic manufacturing deduction.  Going forward, we expect that our effective tax rate will be 25-27%.

In 2017, in connection with the Tax Act, we recorded an additional $340,782 of net income tax expense as follows:

Transition tax on deemed repatriation of certain foreign earnings	$514,454
Foreign Withholding Taxes	290,128
Remeasuring deferred tax position at the lowered income tax rate	(463,800)
$340,782
Segment Information

Results of operations by segment follows:

North America

The table below reports our net sales by store category for our North America segment for the year ended December 31, 2018 compared to the prior year:

	# Stores	2018	# Stores	2017	$ Change	% Change
Same stores	111	$77,136,143	111	$77,460,635	$(324,492)	(0.4%)
New stores	5	1,798,936	3	612,174	1,186,762	193.9%
Closed/temp closed stores	1	618,274	1	495,410	122,864	24.8%
Total net sales	117	$79,553,353	115	$78,568,219	$985,134	1.3%

North America consisted of 117 stores at December 31, 2018 and 115 stores at December 31, 2017.  In July 2018, we opened new stores in Austin, TX and Calgary, Alberta. In 2017, we opened stores in Allen, TX (April 2017); Miami, FL (May 2017); and McAllen, TX (May 2017).  Our Harrisburg, PA store was temporarily closed from April 2016 through January 2017.  A store is categorized as "new" until it is operating for the full comparable period in the prior year.

The decline in same store sales was primarily due to a 0.4% decrease in sales to our non-retail customers, offset by a 1.8% increase to our retail customers.  Ticket counts to our non-retail customers decreased 1.7%, while their average ticket increased 1.3% to $118.53. We believe the decline to this customer group is due to our pricing, which is perceived to be not as competitive as other suppliers.  For our retail customers, we believe our initiatives to improve our customer experience have been successful.  Specifically, ticket counts to this customer segment increased 1.0%, while the average ticket was up 0.9% to $63.69 in 2018 compared to $63.12 in 2017.

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

Our sales mix by customer group for the year ended December 31 was as follows:

Customer Group	2018	2017	2016
Retail	61%	60%	57%
Institution	2%	2%	2%
Wholesale	33%	34%	36%
Manufacturers	4%	4%	5%
	100%	100%	100%

In 2018, North America's operating expenses increased $1.8 million to $44.2 million compared to $42.4 million in 2017 due to $0.6 million of higher costs related to five new stores that have opened since April 2017; $0.8 million of higher labor costs related to increasing pay for our store associates and extending our store operating hours (opening later in the evenings and Sunday openings); $0.1 million of one-time costs related to store closures; $0.3 million of impairment charges for underperforming stores; $0.9 million of one-time costs related to our change in management (of which $0.6 million related to separation payments to our former CEO and president and $0.3 million related to legal and advisory costs).  These increases were offset by $0.9 million reduction in print and postage costs.

In 2017, North America's operating expenses increased $3.3 million to $42.4 million compared to $39.1 million in 2016 due to $1.3 million in costs related to the seven new stores that have opened / reopened since October 2016, $1.1 million related to the district manager program, $0.2 million for the increased base salary for our store managers, $0.2 million in increased advertising and marketing related to our national sponsorship of the Pinners program, while the remaining increases related to increases in credit card processing fees, occupancy costs across our store footprint and home office wages.

International

The International segment consists of all stores located outside of North America.  At January 1, 2018, we had four international stores - two located in the United Kingdom, one located in Australia, and one located in Spain.  During 2018, we concluded that we can continue to serve our customer demand outside of North America through existing international stores or through shipments from our Texas distribution center, while reducing our overall cost basis. As such, in September 2018, we closed our Northampton, UK store and in February 2019, we closed our Minto, Australia Store.  We may consider closing additional stores in the future.  International accounted for 4.3%, 4.6%, and 4.7% of our total sales in 2018, 2017, and 2016, respectively.

The increases (or decreases) in net sales, operating income (loss) and operating income (loss) as a percentage of sales from our International stores for the year ended December 31 were as follows:

Year	Net Sales Increase (Decrease) from Prior Year	Operating Income (Loss)	Operating Income (Decrease) from Prior Year	Operating Income (loss) as a % of Sales
2018	(5.5%)	$(354,506)	(37.9)%	(10.0%)
2017	(3.3)%	$(256,995)	(438.3)%	(6.8%)
2016	5.1%	$75,958	(37.4)%	2.0%

International's sales totaled approximately $3.5 million in 2018, compared to approximately $3.8 million in 2017, a decrease of $208,000, primarily due to the closure of our Northampton, UK store in September 2018 and lower sales in our Spain unit.  Gross profit for International increased to 62.2% in 2018 compared to 59.3% in 2017, due to customer and product mix.  International's operating expenses increased by $78,000 primarily due to costs associated with Northampton's closure in September 2018. Specifically, International's operating expenses totaled approximately $2.6 million in 2018, compared to $2.5 million in 2017.  Overall, advertising and marketing expenses are this segment's largest expense, followed by employee compensation, rent, travel, and shipping costs to customers.

International's sales totaled approximately $3.8 million in 2017, compared to approximately $3.9 million in 2016, a decrease of $129,000, primarily due to lower sales in our Australia unit and unfavorable foreign currency exchange rates in the UK, offset by favorable exchange rates in Spain.  Gross profit for International decreased to 59.3% in 2017 compared to 61.8% in 2016, due to customer and product mix.  International's operating expenses increased by $159,000 due to higher personnel, rent and advertising costs.  Specifically, International's operating expenses totaled approximately $2.5 million in 2017, compared to $2.3 million in 2016.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory, to finance capital investments, to service our outstanding debt and to fund our stock buy-back program.  We expect to fund our operating and liquidity needs from a combination of current cash balances and cash generated from operating activities.    Any excess cash will be invested as determined by our Board of Directors.  Our cash balances at December 31, 2018 totaled $24.1 million.  In addition, we have available a $6 million working capital line of credit, as more fully described below.

In August 2015, our Board of Directors authorized a share repurchase program, pursuant to which we are authorized to repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2019.  In 2018, 243,387 shares were repurchased and in 2017, no shares were repurchased.  At December 31, 2018, there were 907,406 shares available for repurchase under the plan.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program.  Subsequently, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock pursuant to our stock repurchase program through the earlier of August 25, 2019 or the date on which the entire amount is drawn.  In addition, this promissory note was amended on August 20, 2018 to reduce the interest rate by 0.35%.  During the draw down period, we are required to make monthly interest-only payments. At the end of the draw down period, the principal balance rolls into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  There were no amounts drawn on this line during in 2017.   During the year ended December 31, 2018, we drew approximately $1.6 million on this line which was used to purchase approximately 235,052 shares of our common stock pursuant to our stock repurchase program.  At December 31, 2018, the unused portion of the line of credit was approximately $6.0 million.  In January 2019, we made the decision to pay down our line of credit note early, and the debt was fully repaid in February 2019.  There were no prepayment penalties incurred and the line of credit does carry a commitment fee.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, which provides us with a working capital line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the years ended December 31, 2018 and 2017, there were no amounts drawn on this line, and we were fully in compliance with the required covenants.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrued interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85% (3.351% at December 31, 2017).  Beginning after August 20, 2018, the notes accrue interest at LIBOR plus 1.5% (4.0% at December 31, 2018).

On our consolidated balance sheet, total assets increased to $76.1 million at December 31, 2018 from $74.9 million at year-end 2017.  Our current ratio increased to 8.7 at December 31, 2018 from 8.3 at year-end 2017 due primarily to an increase in cash, partially offset by a decrease in inventory.

 As of December 31, 2018, our investment in inventory decreased by $3.4 million from year-end 2017. This decrease was due in part to the $1.4 million write down of inventory taken at December 31, 2018 to adequately value our inventory at the lower of cost or net realizable value for damaged, slow-moving, and excess supplies of inventory, but also in part to a more disciplined approach to managing our inventory turnover as we work to improve our merchandising and assortments.  We plan to continue to strengthen our inventory management process with the goal of improving our inventory turnover.

In 2018, cash flow provided by operating activities was $6.9 million, composed of net income of $2.0 million, plus $1.8 million of depreciation and amortization, plus $3.4 million from the net decrease in inventory..

By comparison, in 2017, cash flow provided by operating activities was approximately $3.0 million, composed of net income of $4.5 million, plus $1.9 million of depreciation and amortization, plus $0.9 million of foreign currency translation, offset by changes in working capital including purchases of inventory and payments of accrued expenses.

Cash flow used in investing activities totaled approximately $1.1 million and $1.7 million in 2018 and 2017, respectively, consisting primarily of the purchase of fixtures for new stores, store moves and remodels and computer equipment, and in 2017, vehicles and computer equipment for our new district managers.

In 2018, there was $57,000 of cash used in financing activities.  We repurchased $1.7 million of stock, of which $1.6 million was funded from our stock-buy back line of credit.  By comparison, in 2017, there was $151,000 of cash provided by financing activities, related to proceeds from the exercise of stock options, offset by the final payment on our capital lease.

We believe that cash flow from operations will be adequate to fund our operations in 2019, while also funding our strategic initiatives.  At this time, we know of no trends or demands, commitments, events, or uncertainties that will or are likely to materially affect our liquidity, capital resources or results of operations.  In addition, we anticipate that this cash flow will enable us to meet our contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2018, 2017, or 2016, and we do not currently have any such arrangements.

Summary of Critical Accounting Policies

The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company's conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Historically, actual results have not varied materially from the Company's estimates. The Company does not currently anticipate significant changes in its assumptions related to these estimates. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies can be found in Note 2 of the Notes to Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to the Company's financial statements. The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows.

Revenue Recognition.  We recognize revenue for over the counter sales as transactions occur and other sales upon shipment of our products to our customers.  A reserve has been established for estimated merchandise returns based upon historical experience and other known factors. Should actual returns differ from the Company's estimated reserve for merchandise returns, revisions to the estimate may be required.  Our revenues are reported net of sales tax, discounts and returns, but include shipping charged to customers.

Gift cards.  Historically, the sale of gift cards has not been material to our financial condition, results of operations or cash flows.  As such, prior to January 1, 2018, gift cards were recognized as sales in the period the gift card was sold.  Effective January 1, 2018, in conjunction with the adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), we began recording a gift card liability on the date we issue a gift card to a customer, of which $168,311 was recognized on January 1, 2018 as the cumulative effect of an accounting change.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  If actual redemption patterns vary from the Company's estimates or if laws or regulations change, actual gift card breakage may differ from the amounts recorded.

Inventory.  Inventory is stated at the lower of cost (first-in, first out) or net realizable value.  The calculation of cost includes merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to stores. These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory. We regularly review all inventory items to determine if there are damaged goods (e.g., for leather, excessive scars or damage from UV light), to determine what items should be eliminated from the product line (e.g., item is slow moving, supplier is unable provide acceptable quality or quantity, and to maintain freshness in the product line) and to ensure that all necessary pricing actions are taken to adequately value our inventory at the lower of cost or net realizable value by recording permanent markdowns on our on-hand inventory. Since the determination of net realizable value of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company's exposure to foreign currency fluctuations. Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.  Inventory is physically counted at substantially all locations at least two-to-four times annually, at which time actual results are reflected in the financial statements.

Impairment of Long-Lived Assets. We evaluate long-lived assets for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Additionally, for store assets, we evaluate the performance of individual stores for indicators of impairment including material declines in operational and financial performance or planned changes in the use of assets, such as store relocation or store closure.  Such stores are selected for further evaluation of the recoverability of their carrying amounts. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is at the individual store level.  Impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset's carrying value resulting in an impairment charge equal to the difference between the asset's carrying value and fair value.  This evaluation requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. Fair value of an asset is estimated using a valuation method such as discounted cash flow or a relative, market-based approach.

Stock-based compensation. The Company's stock-based compensation relates to restricted stock awards. Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value. Compensation expense is recognized for service-based restricted stock awards on a straight-line basis or ratably over the requisite service period, based on the closing price of the Company's stock on the date of grant. The time-based awards typically vest ratably over the requisite service period, provided that the participant is employed on each applicable vesting date. Performance-based shares vest, if at all, upon the Company satisfying certain performance targets. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved.  The compensation expense ultimately recognized, if any, related to these performance-based awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.

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

Interest Rate Risk. We are subject to market risk associated with interest rate movements on our outstanding debt, which accrue interest at a rate that changes with fluctuations in the LIBOR rate.   Based on the Company's level of debt at December 31, 2018, an increase of one percent in the LIBOR rate would result in additional interest expense of approximately $90,000 during a twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Tandy Leather Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the thee years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company's auditors since 2003.

Fort Worth, Texas
March 8, 2019

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$24,070,351	$18,337,258
Accounts receivable-trade, net of allowance for doubtful accounts
of $15,703 and $22,642 as of December 31, 2018 and 2017, respectively	408,170	461,212
Inventory	33,867,276	37,311,197
Prepaid income taxes	383,478	41,307
Prepaid expenses	1,244,754	1,473,147
Other current assets	161,208	189,029
Total current assets	60,135,237	57,813,150

PROPERTY AND EQUIPMENT, at cost	28,005,563	27,218,481
Less accumulated depreciation and amortization	(13,606,266)	(11,750,639)
Property and equipment, net	14,399,297	15,467,842

DEFERRED INCOME TAXES	248,228	271,738
GOODWILL	954,765	962,949
OTHER INTANGIBLES, net of accumulated amortization of
$713,000 and $710,000 as of December 31, 2018 and 2017, respectively	16,500	19,222
OTHER assets	386,107	379,695
Total Assets	$76,140,134	$74,914,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,215,490	$1,413,450
Accrued expenses and other liabilities	4,939,829	4,953,477
Current maturities of long-term debt	747,335	614,311
Total current liabilities	6,902,654	6,981,238

DEFERRED INCOME TAXES	1,556,493	1,636,958

LONG-TERM DEBT, net of current maturities	8,220,683	6,757,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.0024 par value; 25,000,000 shares
authorized; 11,346,778 and 11,313,692 shares issued at December 31, 2018 and 2017, respectively; 9,060,561 and 9,270,862 shares outstanding
at December 31, 2018 and 2017, respectively	27,232	27,153
Paid-in capital	7,158,821	6,831,271
Retained earnings	65,716,761	63,921,244
Treasury stock at cost (2,286,217 and 2,042,830 shares at December 31, 2018 and 2017, respectively)	(11,931,850)	(10,278,584)
Accumulated other comprehensive income	(1,510,660)	(962,103)
Total stockholders' equity	59,460,304	59,538,981
Total Liabilities and Stockholders' Equity	$76,140,134	$74,914,596

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31

	2018	2017	2016

NET SALES	$83,098,187	$82,321,268	$82,923,992
COST OF SALES	32,517,996	30,207,439	31,210,750
Gross Profit	50,580,191	52,113,829	51,713,242

OPERATING EXPENSES	46,751,728	44,872,007	41,412,511
INCOME FROM OPERATIONS	3,828,463	7,241,822	10,300,731

OTHER (INCOME) EXPENSE:
Interest expense	304,957	205,555	155,189
Other, net	(180,191)	(126,857)	(57,287)
Total other expense	124,766	78,698	97,902

INCOME BEFORE INCOME TAXES	3,703,697	7,163,124	10,202,829

PROVISION FOR INCOME TAXES	1,739,869	2,711,373	3,800,570

NET INCOME	$1,963,828	$4,451,751	$6,402,259

Foreign currency translation adjustments	(548,557)	931,026	(205,450)
COMPREHENSIVE INCOME	$1,415,271	$5,382,777	$6,196,809

NET INCOME PER COMMON SHARE:
BASIC	$0.21	$0.48	$0.69
DILUTED	$0.21	$0.48	$0.69

Weighted Average Number of Shares Outstanding:
Basic	9,185,203	9,242,092	9,301,867
Diluted	9,185,662	9,256,810	9,321,558

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,963,828	$4,451,751	$6,402,259
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	1,797,281	1,875,102	1,719,154
Impairment of long-lived assets	285,477	-	-
Loss on disposal or abandonment of assets	1,321	3,139	16,985
Non-cash share-based compensation	327,629	239,599	199,870
Deferred income taxes	(90,997)	(215,576)	205,111
Exchange gain	27,984	29,848	18,598
Net changes in assets and liabilities, net of effect of
business acquisitions:
Accounts receivable-trade	53,042	99,772	(7,778)
Inventory	3,443,921	(4,133,658)	407,000
Prepaid expenses	239,082	135,713	(284,788)
Other current assets	27,821	(48,797)	(70,035)
Accounts payable-trade	(197,960)	(208,434)	(361,492)
Accrued expenses and other liabilities	(181,959)	(983,710)	(108,365)
Income taxes	(308,129)	923,016	(415,046)
Total adjustments	5,424,513	(2,283,986)	1,319,214
Net cash provided by operating activities	7,388,341	2,167,765	7,721,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,091,433)	(1,689,645)	(1,697,704)
Proceeds from sale of assets / insurance	27,396	35,963	153,483
(Increase) in other assets	(3,690)	(43,669)	(1,127)
Net cash used in investing activities	(1,067,727)	(1,697,351)	(1,545,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	1,596,288	-	3,660,505
Payments on capital lease obligations	-	(72,686)	(79,396)
Repurchase of common stock (treasury stock)	(1,653,266)	-	(3,675,654)
Proceeds from exercise of stock options	-	223,404	-
Net cash (used in) provided by financing activities	(56,978)	150,718	(94,545)

Effect of exchange rate changes on cash	(530,543)	853,822	(181,891)

NET INCREASE IN CASH	5,733,093	1,474,954	5,899,689

CASH, beginning of period	18,337,258	16,862,304	10,962,615

CASH, end of period	$24,070,351	$18,337,258	$16,862,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$304,957	$205,555	$155,189
Income tax paid during the period, net of refunds	$2,138,995	$1,788,357	$4,215,616

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2016	9,692,864	$26,916	$6,168,635	$(6,602,930)	$53,067,234	$(1,687,679)	$50,972,176
Share-based compensation	20,780	50	199,820	-	-	-	199,870
Net income	-	-	-	-	6,402,259	-	6,402,259
Purchase of Treasury stock	(520,482)	-	-	(3,675,654)	-	-	(3,675,654)
Translation adjustment	-	-	-	-	-	(205,450)	(205,450)
BALANCE, December 31, 2016	9,193,162	$26,966	$6,368,455	$(10,278,584)	$59,469,493	$(1,893,129)	$53,693,201
Shares issued - stock options exercised	44,400	107	223,297	-	-	-	223,404
Share-based compensation	33,300	80	239,519	-	-	-	239,599
Net income	-	-	-	-	4,451,751	-	4,451,751
Translation adjustment	-	-	-	-	-	931,026	931,026
BALANCE, December 31, 2017	9,270,862	$27,153	$6,831,271	$(10,278,584)	$63,921,244	$(962,103)	$59,538,981
Cumulative effect of accounting change	-	-	-	-	(168,311)	-	(168,311)
Share-based compensation	33,086	79	327,550	-	-	-	327,629
Purchase of treasury stock	(243,387)	-	-	(1,653,266)	-	-	(1,653,266)
Net income	-	-	-	-	1,963,828	-	1,963,828
Translation adjustment	-	-	-	-	-	(548,557)	(548,557)
BALANCE, December 31, 2018	9,060,561	$27,232	$7,158,821	$(11,931,850)	$65,716,761	$(1,510,660)	$59,460,304

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2018, 2017, and 2016

1.  DESCRIPTION OF BUSINESS

We are a specialty retailer of leather and leathercraft related items, offering a broad range of leather, quality tools, hardware, small machines, accessories, liquids, lace, kits and teaching materials. We sell our products primarily through company-owned stores and through orders generated from our website, www.tandyleather.com. We also manufacture the leather lace and some of our do-it-yourself kits that are sold in our stores and website.

We operate in two segments, based on management responsibility and store location:  North America and International.

2.  SIGNIFICANT ACCOUNTING POLICIES

•	Management estimates and reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates.  Assets and liabilities with reported amounts based on significant estimates include inventory (slow-moving), property and equipment (useful lives, impairment), goodwill, accrued liabilities (expected sales returns, gift card breakage) and deferred income tax.

•	Principles of consolidation

Our consolidated financial statements include the accounts of Tandy Leather Factory, Inc. and its active wholly owned subsidiaries, The Leather Factory, L.P. (a Texas limited partnership), Tandy Leather Company, L.P. (a Texas limited partnership),The Leather Factory of Canada, Ltd. (a Canadian corporation), Tandy Leather Factory UK Limited (a UK corporation), Tandy Leather Factory Australia Pty. Limited (an Australian corporation), and Tandy Leather Factory España, S.L. (a Spanish corporation).  All intercompany accounts and transactions have been eliminated in consolidation.

•	Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders' equity.  Gains and losses resulting from foreign currency transactions are reported in the statements of income under the caption "Other (Income) Expense", net, for all periods presented.  We recognized foreign currency transaction gains of $28,000, $30,000, and $19,000, in 2018, 2017, and 2016, respectively.

•	Revenue recognition

Our revenue is earned from sales of merchandise and generally occur via two methods: (1) at the store counter, and (2) shipment by common carrier.  Sales at the counter are recorded and title passes as transactions occur.  Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer.  Shipping terms are normally FOB shipping point.  Sales tax and comparable foreign tax is excluded from revenue, while shipping charged to our customers is included in revenue.

Prior to November 2018, we offered an unconditional satisfaction guarantee to all customers and accepted all product returns.  Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.  Beginning in November 2018, we changed our policy for returns to allow merchandise to be returned under most circumstances up to 60 days after purchase.  At December 31, 2018, we have established a sales return reserve of $184,000 based on historical customer return behavior, included in Accrued Expenses and Other Liabilities, while an estimated value of the merchandise expected to be returned of $111,000 has been included in Inventory in the accompanying Consolidated Balance Sheet.

Historically, the sale of gift cards has not been material to our financial condition, results of operations or cash flows.  As such, prior to January 1, 2018, gift cards were recognized as sales in the period the gift card was sold.  Effective January 1, 2018, in conjunction with the adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), we began recording a gift card liability on the date we issue a gift card to a customer, of which $168,311 was recognized on January 1, 2018 as the cumulative effect of an accounting change.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  At December 31, 2018, our gift card liability, included in accrued expenses and other liabilities, totaled $195,901.

•	Disaggregated revenue

In the following table, revenue is disaggregated by our major customer groups for the years ended December 31:

	2018	2017	2016
RETAIL (end users, consumers, individuals)	61%	59%	56%
NON-RETAIL (hospitals, organizations, distributors, and businesses)	39%	41%	44%
	100%	100%	100%

For 2018, 2017 and 2016, North America represents approximately 96%, 95%, and 95%, respectively, of total sales;  as such, we believe that revenue by customer group more closely aligns with our North America segment than our International segment. Note 11 also contains additional disaggregated revenue information by segment and geographic area.

•	Discounts

We maintain four price levels on a consistent basis:  retail, wholesale, business, and distributor.  Sales are reported after deduction of discounts.  We do not pay slotting fees or make other payments to resellers.

•	Operating expense

Operating expenses include all selling, general and administrative costs, including wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses, outbound freight charges (to ship merchandise to customers), and corporate office costs.

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

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.  The calculation of cost includes merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to stores. These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the expected selling prices less reasonable costs to sell, provisions are made to reduce the carrying amount of the inventory.

We regularly review all inventory items to determine if there are  damaged goods (e.g. for leather, excessive scars or damage from UV light), to determine what items should be eliminated from the product line (e.g. item is slow moving, supplier is unable provide acceptable quality or quantity, and to maintain freshness in the product line) and to ensure that all necessary pricing actions are taken to adequately value our inventory at the lower of cost or net realizable value by recording permanent markdowns on our on-hand inventory.

Since the determination of net realizable value of inventory involves both estimation and judgment with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset.

The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company's exposure to foreign currency fluctuations.

Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.

Inventory is physically counted at substantially all locations at least two-to-four times annually, at which time actual results are reflected in the financial statements.

•	Impairment of long-lived assets

We evaluate long-lived assets for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Additionally, for store assets, we evaluate the performance of individual stores for indicators of impairment including material declines in operational and financial performance or planned changes in the use of assets, such as store relocation or store closure.  Such stores are selected for further evaluation of the recoverability of their carrying amounts. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is at the individual store level.  Impairment is determined when estimated future undiscounted cash flows associated with an asset are less than the asset's carrying value resulting in an impairment charge equal to the difference between the asset's carrying value and fair value.  This evaluation requires management to make judgments relating to future cash flows, growth rates and economic and market conditions. Fair value of an asset is estimated using a valuation method such as discounted cash flow or a relative, market-based approach.  During the quarter ended December 31, 2018, as part of an overall strategic review initiated in conjunction with changes in management, we performed a comprehensive evaluation of the historical sales performance, profitability and cash flow contribution of our individual stores, and assessed the recoverability of the carrying value of each store's property and equipment.  As part of that evaluation, we recorded impairment losses of $285,500, all of which relates to four underperforming stores in our North America segment and was determined on the basis of estimated future cash flows. This impairment charge is included in operating expenses on the accompanying Consolidated Statements of Comprehensive Income.  There were no impairment charges in 2017 and 2016.

•	Earnings per share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share includes, to the extent inclusion of such shares would be dilutive to earnings per share, the effect of outstanding options and warrants, computed using the treasury stock method.

BASIC	2018	2017	2016
Net income	$1,963,828	$4,451,751	$6,402,259

Weighted average common shares outstanding	9,185,203	9,242,092	9,301,867

Earnings per share – basic	$0.21	$0.48	$0.69

DILUTED
Net income	$1,963,828	$4,451,751	$6,402,259

Weighted average common shares outstanding	9,185,203	9,242,092	9,301,867
Effect of restricted stock awards and assumed exercise of stock options	459	14,718	19,691
Weighted average common shares outstanding, assuming dilution	9,185,662	9,256,810	9,321,558

Earnings per share - diluted	$0.21	$0.48	$0.69

Outstanding options and restricted stock awards excluded as anti-dilutive	657,717	17,632	31,477

For additional disclosures regarding the restricted stock awards and the employee stock options, see Note 10. The net effect of converting stock options and restricted stock grants to purchase 12,779, 19,169 and 90,085 shares of common stock at option prices less than the average market prices has been included in the computations of diluted EPS for the years ended December 31, 2018, 2017, and 2016, respectively.

•	Goodwill and other intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is required to be evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Goodwill is not amortized, but is evaluated at least annually for impairment.  We completed our annual goodwill impairment analysis as of December 31 for each of the years ended December 31, 2018, 2017, and 2016 and determined that no adjustment to the carrying value of goodwill was required.

The only change in our goodwill for 2018 and 2017 resulted from foreign currency translation gains (losses) of $8,184 and $6,748, respectively.

Our intangible assets and related accumulated amortization consisted of the following:

	As of December 31, 2018
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$546,702	$7,667
Non-Compete Agreements	175,316	166,483	8,833
	$729,685	$713,185	$16,500

	As of December 31, 2017
	Gross	Accumulated Amortization	Net
Trademarks, Copyrights	$554,369	$545,897	$8,472
Non-Compete Agreements	175,316	164,566	10,750
	$729,685	$710,463	$19,222

Amortization of intangible assets (excluding goodwill) of $2,722 in 2018, $1,618 in 2017, and $6,442 in 2016 was recorded in operating expenses.  The weighted average amortization period is 15 years for trademarks and copyrights.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $3,000 annually over the next five years.

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
We have one stock option plan that expired in March 2017.  This plan permitted annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  These options vest and become exercisable six months from the option grant date.  Under this plan, no stock options were awarded in 2015 or after, therefore, we did not recognize any share based compensation expense for these options during those periods.
The Company's stock-based compensation relates to restricted stock awards. Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value. Compensation expense is recognized for service-based restricted stock awards on a straight-line basis or ratably over the requisite service period, based on the closing price of the Company's stock on the date of grant. The time-based awards typically vest ratably over the requisite service period provided that the participant is employed on the vesting date. The performance-based shares vest, if at all, upon the Company satisfying certain performance targets. The Company records compensation expense for these awards with a performance condition when it is probable that the condition will be achieved. The compensation expense ultimately recognized, if any, related to these performance-based awards will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.

•	Comprehensive income

Comprehensive income includes net income and certain other items that are recorded directly to Stockholders' Equity. The Company's only source of other comprehensive income is foreign currency translation adjustments.

•	Shipping and handling costs

Costs to ship products from our stores to our customers are included in operating expenses on the statements of income.  These costs totaled approximately $1,818,000, $1,965,000, and $1,982,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

•	Advertising

Advertising costs include the cost of print, digital, direct mail, community events, trade shows, and our ecommerce platform.  With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over the estimated useful life of the particular catalog in question, which is typically twelve months.  Such capitalized costs are included in other current assets and totaled $239,000 and $203,000 at December 31, 2018 and 2017, respectively.  Total advertising expense was $3,889,000 in 2018; $4,956,000 in 2017; and $4,759,000 in 2016.

•	Cash flows presentation

For purposes of the statement of cash flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.

•	Revisions

The Company revised the Consolidated Statement of Cash Flows for the years ended December 31, 2017 and 2016 to correct the presentation of exchange rate changes on cash.  This revision resulted in an increase (decrease) in cash provided by operating activities and corresponding increase/decrease to effect of exchange rate changes on cash in the amount of ($853,822) and $181,891 for the years ended December 31, 2017 and 2016, respectively.  These revisions do not impact the Consolidated Balance Sheets, the Consolidated Statements of Comprehensive Income, or the Consolidated Statements of Stockholders' Equity. The Company has concluded that the effect of this revision is not material to any of our previously issued financial statements

3.  VALUATION AND QUALIFYING ACCOUNTS

•	Allowance for uncollectible accounts

We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Write-offs have historically not been material, but receivables are evaluated for write off as they are deemed uncollectible based on a periodic review of accounts.  Our allowance for doubtful accounts was approximately $15,700 and $22,600 at December 31, 2018 and 2017, respectively.

•	Sales returns and defective merchandise

Product returns are generally recorded directly against sales as those returns occur.  At December 31, 2018, we have established a sales return reserve of $184,000 based on historical customer return behavior, included in Accrued Expenses and Other Liabilities, while an estimated value of the merchandise expected to be returned of $111,000 has been included in Inventory in the accompanying Consolidated Balance Sheet.

4.  BALANCE SHEET COMPONENTS

	December 31, 2018	December 31, 2017
INVENTORY
On hand:
Finished goods held for sale	$31,718,769	$34,824,728
Raw materials and work in process	917,966	1,138,316
Inventory in transit	1,119,541	1,348,153
Merchandise expected to be returned	111,000	-
TOTAL	$33,867,276	$37,311,197

PROPERTY AND EQUIPMENT
Building	$9,257,066	$9,257,066
Land	1,451,132	1,451,132
Leasehold improvements	1,845,767	1,615,464
Equipment and machinery	6,594,487	6,447,776
Furniture and fixtures	8,335,926	7,907,704
Vehicles	521,185	539,339
	28,005,563	27,218,481
Less: accumulated depreciation	(13,606,266)	(11,750,639)
TOTAL	$14,399,297	$15,467,842

Depreciation expense was $1,797,000, $1,873,000, and $1,718,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Loss (gain) from abandonment and/or disposal of assets, which is included in operating expenses, is as follows, by segment:

Year ended December 31	North America	International	Total
2018	$(992)	$2,313	$1,321
2017	2,378	761	3,139
2016	17,699	(714)	16,985

ACCRUED EXPENSES AND OTHER LIABILITIES	December 31, 2018	December 31, 2017
Accrued bonuses	$1,158,899	$1,748,236
Accrued payroll	711,818	630,259
Deferred revenue	647,277	905,657
Unearned gift card revenue	195,901	-
Estimated returns	184,000	-
Sales and payroll taxes payable	491,775	524,184
Inventory in transit	763,350	1,067,143
Exit obligations	150,529	-
Accrued severance	367,837	-
Other accrued expenses	268,443	77,998
TOTAL	$4,939,829	$4,953,477

In September 2018, we closed our Northampton, UK store and in November 2018, made the decision to close three underperforming stores including Irving, TX; Fort Wayne, IN; and Minto, Australia in early 2019.  We have accrued $151,000 of expenses associated with these store closures, primarily related to involuntary termination benefits and lease exit obligations.

In October 2018, we announced certain leadership changes, including the appointment of a new Chief Executive Officer and departures of our former Chief Executive Officer and our former President.  In connection with those changes, we entered into a separation agreement and release with each of our former officers.  The agreements included accelerated vesting of restricted stock units, as well as severance payments and other benefits which resulted in a non-recurring, one-time charge of $608,000 included in operating expenses in the consolidated statement of comprehensive income.  At December 31, 2018, $368,000 of remaining severance payments have been accrued related to these agreements.

5.  NOTES PAYABLE AND LONG-TERM DEBT

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas ("BOKF") which provides us with a working capital line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%. The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the years ended December 31, 2018 and 2017, there were no amounts drawn on this line.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permits us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2019.  Subsequently, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock pursuant to our stock repurchase program through the earlier of August 25, 2019 or the date on which the entire amount is drawn.  In addition, this promissory note was amended on August 20, 2018 to reduce the interest rate by 0.35%.   During the draw down period, we are required to make monthly interest-only payments. At the end of this draw down period, the principal balance rolls into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  There were no amounts drawn on this line during in 2017.   During the year ended December 31, 2018, we drew approximately $1.6 million on this line which was used to purchase approximately 235,052 shares of our common stock pursuant to our stock repurchase program.  At December 31, 2018, the unused portion of the line of credit was approximately $6.0 million.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85% (3.351% at December 31, 2017).  Beginning after August 20, 2018, the notes accrue interest at LIBOR plus 1.5% (4.0% at December 31, 2018).

At December 31, the amount outstanding under the above agreements consisted of the following:

	2018	2017
Business Loan Agreement with BOKF – collateralized by real estate; payable as follows:
Line of Credit Note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2023	$8,968,018	$7,371,730

Line of Credit Note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2020	-	-
	$8,968,018	$7,371,730
Less current maturities	747,335	614,311
	$8,220,683	$6,757,419

The terms of the above lines of credit contain various covenants for which we were in compliance as of December 31, 2018 and 2017.

Scheduled maturities of the Company's notes payable and long-term debt are as follows:

2019	$747,335
2020	2,242,004
2021	2,242,004
2022	2,242,004
2023	1,494,671
$8,968,018

In January 2019, we made the decision to pay down our line of credit note early and the debt was fully repaid in February 2019.  There were no prepayment penalties incurred and the line of credit does not carry a commitment fee.

6.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2018, 2017, and 2016, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.   For 2018, 2017 and 2016, we recorded employer match expense of $361,338, $326,612 and $277,753, respectively.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2018, 2017, or 2016.

We currently offer no postretirement or postemployment benefits to our employees.

7.  INCOME TAXES

The provision for income taxes consists of the following:

	2018	2017	2016
Current provision:
Federal	$1,607,117	$3,090,997	$3,108,894
State	223,749	309,249	486,565
	1,830,866	3,400,246	3,595,459

Deferred provision (benefit):
Federal	(76,438)	(665,181)	183,520
State	(14,559)	(23,692)	21,591
	(90,997)	(688,873)	205,111

	$1,739,869	$2,711,373	$3,800,570

On December 22, 2017, Tax Cuts and Jobs Act (the "Tax Act") was enacted which included a number of changes to U.S. tax laws that impact the Company, including beginning in calendar 2018, a reduction of the U.S. corporate tax rate from 35 percent to 21 percent, the repeal of the domestic production activities deduction, new taxes on certain foreign sourced income, and new limitations on certain business deductions.  The Tax Act also provided for a one-time transition tax on certain foreign earnings.  Because the Tax Act was enacted in 2017, we recorded an estimated $340,782 of net income tax expense in the fourth quarter of 2017 as follows:

Transition tax on deemed repatriation of certain foreign earnings*	$514,454
Foreign withholding taxes*	290,128
Remeasuring deferred tax position at the lowered income tax rate^	(463,800)
$340,782
*classified as part of the Federal current provision in 2017
^classified as part of the Federal deferred benefit in 2017

The amounts in 2017 were recorded based on reasonable estimates and our current interpretation of the Tax Act and Staff Accounting Bulletin (SAB) No. 118, which provides SEC staff guidance related to ASC Topic 740, Income Tax.  In October 2018, we completed our accounting for the income tax effects of the Tax Act, as well as completed the filings of our 2017 tax returns across all of our jurisdictions.  This resulted in approximately $401,000 of additional tax primarily related to an increase in transitional tax as certain of our international net operating losses were subjected to federal limitation rules, additional U. S. federal income recognized related to cross-border intercompany transactions with our Canadian subsidiary, and for certain discrete items that were determined not deductible for tax.  Also negatively impacting our effective tax rate in 2018, certain of our international locations incurred operating losses for which no tax benefit was recorded and the Tax Act created new taxes on foreign sourced income while eliminating the domestic manufacturing deduction.

Income before income taxes is earned in the following tax jurisdictions:

	2018	2017	2016
United States	$3,347,690	$6,372,585	$9,070,894
United Kingdom	(385,573)	(171,608)	(81,987)
Canada	680,388	1,055,783	1,034,027
Australia	(2,454)	(88,096)	82,622
Spain	63,646	(5,540)	97,273
	$3,703,697	$7,163,124	$10,202,829

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

	2018	2017
Deferred income tax assets:
Capitalized inventory costs	$179,535	$198,616
Warrants and share-based compensation	29,047	29,047
Accrued expenses, reserves, and other	39,646	44,075
Total deferred income tax assets	$248,228	$271,738

Deferred income tax liabilities:
Property and equipment depreciation	$889,719	$1,008,485
Goodwill and other intangible assets amortization	159,435	155,175
Transition tax on deemed repatriation of foreign earnings	507,339	473,298
Total deferred income tax liabilities	$1,556,493	$1,636,958

Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, foreign income/loss positions, and the new global intangible low-taxed income tax ("GILTI") for our estimated foreign earnings that was established as part of the Tax Act.  Below is a reconciliation of our effective tax rate from the statutory rate:

	2018	2017	2016
Statutory rate – Federal U.S. income tax	21%	34%	34%
State and local taxes	5%	6%	6%
Impact of Tax Act	5%	4%	-
Non-U.S. income tax at different rates	17%	(1%)	-
Domestic production activities deduction	-	(2%)	(1%)
Other, net	-	(3%)	(2%)
Effective rate	47%	38%	37%

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

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our store locations under lease agreements that expire on dates ranging from January 2019 to February 2028.  Rent expense on all operating leases for the years ended December 31, 2018, 2017, and 2016, was $4,986,297, $4,609,724, and $4,189,225, respectively.  None of our store location lease agreements contain variable rental payments, although certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises.

Future minimum lease payments, including fixed executory costs (e.g. real estate taxes, insurance and maintenance) under noncancelable operating leases at December 31, 2018 were as follows:

Year ending December 31:
2019	$4,417,806
2020	3,750,324
2021	3,042,779
2022	2,102,463
2023	1,289,874
2024	735,375
2025	624,970
2026	420,549
2027	296,974
2028	61,350
Total minimum lease payments	$16,742,464

Legal Proceedings

We are periodically involved in various litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position and operating results.  Legal costs associated with the resolution of claims, lawsuits, and other contingencies are expensed as incurred.

9.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers, from hobbyist crafters to small and large businesses across a wide variety of industries.  No single customer accounted for more than 1/2% of our consolidated revenues in 2018, 2017, or 2016, and sales to our five largest customers represented 1.0%, 1.2%, and 1.4%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, we do not believe that the loss of this supplier would have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited, although at December 31, 2018 and 2017, two customers' balances represented 33.3% and 21.4% of net accounts receivable balance, respectively. We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

We maintain a majority of our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

10.  STOCKHOLDERS' EQUITY

a)	Equity Compensation Plans

We had a stock option plan that terminated in March 2017, which permitted stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our common stock on the date the option was granted, and no option has a term in excess of ten years.

A summary of stock option transactions for the years ended December 31 is as follows (no amounts shown for 2018, as the plan was terminated in March 2017):

	2017		2016
		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price
Outstanding at January 1	56,400	$5.14	68,400	$5.17
Granted	-	-	-	-
Forfeited or cancelled	(12,000)	5.14	(12,000)	5.30
Exercised	(44,400)	5.14	-	-
Outstanding at December 31	-	$-	56,400	$5.14
Exercisable at end of year	-	$-	56,400	$5.14
Weighted-average fair value of
options granted during year	n/a		n/a

Because there were no grants of stock options in 2018, 2017 or 2016, there were no amounts of compensation cost recorded.  The intrinsic value of stock options exercised in 2017 was $155,606.  Cash received from the exercise of stock options for 2017 was $223,404.

We have a restricted stock plan that was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The plan reserves up to 300,000 shares of our common stock for restricted stock awards to our executive officers, non-employee directors and other key employees (of which, there were 178,225 shares available for future awards at December 31, 2018).  Awards granted under the plan may be stock awards or performance awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the committee that administers the plan.

In addition, in October 2018 we granted (outside of the restricted stock plan) to Janet Carr, our Chief Executive Officer, a total of 644,000 restricted stock units, of which 460,000 vest over a period of five years from the grant date based on Ms. Carr's continued employment in her role as CEO, 92,000 will vest if/when the Company's operating income exceeds $12 million dollars two fiscal years in a row, and 92,000 will vest if/when the Company's operating income exceeds $14 million dollars in one fiscal year.

A summary of the activity for non-vested restricted common stock awards is as follows:
	Shares	Grant Fair Value
Balance, January 1, 2017	65,150	$8.03
Granted	9,005	8.05
Forfeited	(4,054)	8.97
Vested	(33,300)	8.97
Balance, December 31, 2017	36,801	$8.03

Balance, January 1, 2018	36,801	$8.03
Granted	654,000	7.39
Vested	(33,084)	7.94
Balance, December 31, 2018	657,717	$7.39

Restricted stock awards are valued at the fair market value of our common stock at the grant date of award. For service awards, we recognize compensation cost over the service period, assuming no forfeitures.  For these service awards, our share based compensation expense was $327,629, $239,599, and $199,870 in 2018, 2017 and 2016, respectively, and was included as a component of operating expenses.  As of December 31, 2018, there was unrecognized compensation cost related to non-vested, service-based restricted stock awards of $3,315,366 which will be recognized in each of the following years:

2019	$714,754
2020	711,733
2021	699,088
2022	679,880
2023	509,911

For the performance based awards that were granted to Ms. Carr, no compensation expense has been recorded in 2018.

b)	Cash Dividend

Our Board will determine future cash dividends after giving consideration to existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.

c)	Share Repurchase Program

In August 2015, our Board authorized a share repurchase program pursuant to which we are authorized to repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase from 1.2 million to 2.2 million and to extend the program through August 2019.  For the year ended December 31, we repurchased the following shares:

Year ended December 31	Total shares repurchased	Average price per share
2018	243,387	$6.79
2017	-	-
2016	520,482	$7.06

At December 31, 2018, there are 907,406 shares that remain available for repurchase under the plan.

11.  SEGMENT INFORMATION

We operate in two segments, based on management responsibility and store location:  North America and International. Our reportable operating segments have been determined as separately identifiable business units, and we measure segment earnings as operating earnings, defined as income before interest and income taxes.

	North America	International	Total
For the year ended December 31, 2018
Net Sales	$79,553,353	$3,544,834	$83,098,187
Gross Profit	48,375,877	2,204,314	50,580,191
Operating earnings	4,182,969	(354,506)	3,828,463
Interest expense	304,957	-	304,957
Other (income) expense, net	(150,067)	(30,124)	(180,191)
Income before income taxes	4,028,079	(324,382)	3,703,697
Depreciation and amortization	1,696,656	100,625	1,797,281
Fixed asset additions	1,000,263	91,170	1,091,433
Total assets	$71,578,634	$4,561,500	$76,140,134

For the year ended December 31, 2017
Net Sales	$78,568,219	$3,753,049	$82,321,268
Gross Profit	49,889,888	2,223,941	52,113,829
Operating earnings	7,498,817	(256,995)	7,241,822
Interest expense	205,555	-	205,555
Other expense, net	(135,011)	8,154	(126,857)
Income before income taxes	7,428,370	(265,246)	7,163,124
Depreciation and amortization	1,790,421	84,681	1,875,102
Fixed asset additions	1,666,171	23,474	1,689,645
Total assets	$70,302,116	$4,612,480	$74,914,596

For the year ended December 31, 2016
Net Sales	$79,041,920	$3,882,072	$82,923,992
Gross Profit	49,315,003	2,398,239	51,713,242
Operating earnings	10,224,773	75,958	10,300,731
Interest expense	155,189	-	155,189
Other expense, net	(35,290)	(21,997)	(57,287)
Income before income taxes	10,104,873	97,956	10,202,829
Depreciation and amortization	1,631,534	87,620	1,719,154
Fixed asset additions	1,609,829	87,875	1,697,704
Total assets	$66,502,432	$4,150,288	$70,652,720

Net sales by geographic areas were as follows:

	2018	2017	2016
United States	$71,443,246	$70,453,773	$70,886,401
Canada	7,120,452	7,224,894	7,199,155
All other countries	4,534,489	4,642,601	4,838,436
	$83,098,187	$82,321,268	$82,923,992

Geographic sales information is based on the location of the customer.  Except for Canada, we had no sales to any single foreign country that was material to our consolidated net sales in 2018, 2017, or 2016.  We do not have any significant long-lived assets outside of the United States.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, FASB issued ASU 2016-02, "Leases", a comprehensive new standard that amends various aspects of existing accounting guidance for leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases with terms longer than twelve months. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases.

We adopted the lease standard as of January 1, 2019 using the modified retrospective transition method, recording a cumulative effect adjustment to our opening balance of retained earnings as of the effective date.  We elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet, as well as to include executory costs (e.g. real estate taxes, insurance and maintenance) when fixed in the lease contract as part of the minimal lease payments.

We estimate adoption of the standard will result in recognition of additional net lease assets and lease liabilities of approximately $6.1 million and $6.5 million, respectively, as of January 1, 2019. The difference between these amounts will be recorded as an adjustment to retained earnings. We do not believe the standard will materially affect our consolidated net income or impact our liquidity. The standard will also have no impact on our debt-covenant compliance under our current agreements.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter
Net sales	$20,288,918	$19,177,767	$18,887,099	$24,744,403
Gross profit	12,842,962	13,118,442	11,846,833	12,771,954
Net income (loss)	1,273,619	1,440,092	(121,534)	(628,349)
Net income (loss) per common share:
Basic	$0.14	$0.15	$(0.01)	$(0.07)
Diluted	$0.14	$0.15	$(0.01)	$(0.07)
Weighted average number of common shares outstanding:
Basic	9,264,446	9,180,076	9,154,209	9,143,746
Diluted	9,264,811	9,180,727	9,155,031	9,143,746

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter
Net sales	$20,149,845	$19,280,770	$18,388,381	$24,502,272
Gross profit	12,286,045	12,895,534	11,635,331	15,296,919
Net income	1,231,265	1,027,732	521,414	1,671,340
Net income per common share:
Basic	$0.13	$0.11	$0.06	$0.18
Diluted	$0.13	$0.11	$0.06	$0.18
Weighted average number of common shares outstanding:
Basic	9,308,726	9,225,960	9,270,862	9,270,862
Diluted	9,330,919	9,229,129	9,273,950	9,272,330

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on that criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in internal control

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III*

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES*
* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

   The following consolidated financial statements are included in Item 8:
•	Report of Independent Registered Public Accounting Firm
• •	Consolidated Balance Sheets at December 31, 2018 and 2017 Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017, and 2016

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
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

3.2
Bylaws of The Leather Factory, Inc. (n/k/a Tandy Leather Factory, Inc.) filed as Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004 and incorporated by reference herein.

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Tandy Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013 and incorporated by reference herein.

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

10.4
Form of Change of Control Agreement between the Company and each of Jon Thompson, Shannon Greene and Mark Angus, each effective as of December 3, 2012, filed as Exhibit 10.1 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated by reference herein.

10.5
Tandy Leather Factory, Inc. 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013 and incorporated by reference herein.

10.6
Form of Non-Employee Director Restricted Stock Agreement under Tandy Leather Factory, Inc.'s 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.7
Form of Employee Restricted Stock Award Agreement under Tandy Leather Factory, Inc.'s 2013 Restricted Stock Plan, filed as Exhibit 10.6 to Tandy Leather Factory, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.8
Form of Employment Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.1 to Tandy Leather Factor's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.9
Form of Stand Alone Restricted Stock Unit Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.2 to Tandy Leather Factor's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.10
Form of Stand Alone Restricted Stock Unit Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.3 to Tandy Leather Factor's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

*10.11	Form of Separation Agreement and Release dated October 2, 2018 between the Company and Shannon Greene.
*10.12	Form of Separation Agreement and Release dated October 2, 2018 between the Company and Mark Angus.
*14.1	Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors on December 4, 2018.
*21.1	Subsidiaries of Tandy Leather Factory, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

___________
    *Filed Herewith

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
By:	/s/ Janet Carr
Janet Carr
Chief Executive Officer

Dated:  March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Gramm	Chairman of the Board	March 8, 2019
Jeff Gramm

/s/ Janet Carr	Chief Executive Officer, Director	March 8, 2019
Janet Carr	(principal executive officer)

/s/ Tina L. Castillo	Chief Financial Officer and Treasurer	March 8, 2019
Tina L. Castillo	(principal financial officer and principal accounting officer)

/s/ William M. Warren	Director	March 8, 2019
William M. Warren

/s/ James Pappas	Director	March 8, 2019
James Pappas

/s/ Vicki Cantrell	Director	March 8, 2019
Vicki Cantrell

/s/ Sharon M. Leite	Director	March 8, 2019
Sharon M. Leite

/s/ Sejal Patel	Director	March 8, 2019
Sejal Patel

/s/ Brent Beshore	Director	March 8, 2019
Brent Beshore

TANDY LEATHER FACTORY, INC. AND SUBSIDIARIES EXHIBIT INDEX
Exhibit Number	Description
3.1
Certificate of Incorporation of The Leather Factory, Inc., and Certificate of Amendment to Certificate of Incorporation of The Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005 and incorporated by reference herein.

3.2
Bylaws of The Leather Factory, Inc. (n/k/a Tandy Leather Factory, Inc.) filed as Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2004 and incorporated by reference herein.

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Tandy Leather Factory, Inc. filed as Exhibit 3.1 to Tandy Leather Factory, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013 and incorporated by reference herein.

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

10.4
Form of Change of Control Agreement between the Company and each of Jon Thompson, Shannon Greene and Mark Angus, each effective as of December 3, 2012, filed as Exhibit 10.1 to Tandy Leather Factory's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated by reference herein.

10.5
Tandy Leather Factory, Inc. 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013 and incorporated by reference herein.

10.6
Form of Non-Employee Director Restricted Stock Agreement under Tandy Leather Factory, Inc.'s 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.7
Form of Employee Restricted Stock Award Agreement under Tandy Leather Factory, Inc.'s 2013 Restricted Stock Plan, filed as Exhibit 10.6 to Tandy Leather Factory, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.8
Form of Employment Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.1 to Tandy Leather Factor's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.9
Form of Stand Alone Restricted Stock Unit Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.2 to Tandy Leather Factor's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.10
Form of Stand Alone Restricted Stock Unit Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.3 to Tandy Leather Factor's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

*10.11	Form of Separation Agreement and Release dated October 2, 2018 between the Company and Shannon Greene.
*10.12	Form of Separation Agreement and Release dated October 2, 2018 between the Company and Mark Angus.
*14.1	Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors on December 4, 2018.
*21.1	Subsidiaries of Tandy Leather Factory, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*31.2	Certification by the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

___________
    *Filed Herewith