Form 10-Q
period 2019-05-09
TANDY LEATHER FACTORY INC
filed 2019-05-10
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

As of May 7, 2019, the registrant had 8,934,024 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$12,679,373	$24,070,351
Short term investments – US Treasuries	4,999,750	-
Accounts receivable-trade, net of allowance for doubtful accounts
of $12,940 and $15,703 in 2019 and 2018, respectively	456,537	408,170
Inventory	30,564,322	33,867,276
Prepaid income taxes	272,028	383,478
Prepaid expenses	1,537,367	1,244,754
Other current assets	174,043	161,208
Total current assets	50,683,420	60,135,237

PROPERTY AND EQUIPMENT, at cost	27,863,939	28,005,563
Less accumulated depreciation and amortization	(13,921,523)	(13,606,266)
Property and equipment, net	13,942,416	14,399,297

OPERATING LEASE ASSETS	6,389,561	-
GOODWILL	956,945	954,765
OTHER INTANGIBLES, net of accumulated amortization of approximately
$714,000 and $713,000 in 2019 and 2018, respectively	15,833	16,500
OTHER assets	379,661	386,107
TOTAL ASSETS	$72,367,836	$75,891,906

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$897,196	$1,215,490
Accrued expenses and other liabilities	3,752,711	4,939,829
Operating lease liabilities	3,340,843	-
Current maturities of long-term debt	-	747,335
Total current liabilities	7,990,750	6,902,654

DEFERRED INCOME TAXES	1,258,721	1,308,265

OPERATING LEASE LIABILITIES, noncurrent	3,427,705	-

LONG-TERM DEBT, net of current maturities	-	8,220,683
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized;
none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized;
11,348,186 and 11,346,778 shares issued at 2019 and 2018, respectively;
8,934,024 and 9,060,561 shares outstanding at 2019 and 2018, respectively	27,234	27,232
Paid-in capital	7,344,644	7,158,821
Retained earnings	66,188,614	65,716,761
Treasury stock at cost (2,414,162 and 2,286,217 shares at 2019 and 2018, respectively)	(12,646,467)	(11,931,850)
Accumulated other comprehensive (loss)	(1,223,365)	(1,510,660)
Total stockholders' equity	59,690,660	59,460,304
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,367,836	$75,891,906

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31

	2019	2018

NET SALES	$20,784,652	$20,288,918
COST OF SALES	8,333,847	7,445,956
Gross profit	12,450,805	12,842,962

OPERATING EXPENSES	11,281,377	11,074,001
INCOME FROM OPERATIONS	1,169,428	1,768,961

OTHER (INCOME) EXPENSE:
Interest expense	32,383	64,642
Other, net	(33,041)	(38,872)
Total other (income) expense	(658)	25,770

INCOME BEFORE INCOME TAXES	1,170,086	1,743,191

PROVISION FOR INCOME TAXES	301,123	469,572

NET INCOME	$868,963	$1,273,619

Foreign currency translation adjustments	287,295	21,791
COMPREHENSIVE INCOME	$1,156,258	$1,295,410

NET INCOME PER COMMON SHARE:
BASIC	$0.10	$0.14
DILUTED	$0.10	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	9,009,752	9,264,446
DILUTED	9,010,037	9,264,811

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$868,963	$1,273,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495,449	465,522
(Gain) / Loss on disposal or abandonment of assets	(3,794)	798
Non-cash stock-based compensation	185,825	28,969
Deferred income taxes	(33,861)	(49,498)
Exchange (gain) / loss	2,154	2,994
Net changes in assets and liabilities:
Accounts receivable-trade	(48,367)	(42,110)
Inventory	3,302,954	539,337
Prepaid expenses	(292,613)	(103,058)
Other current assets	(12,835)	110,617
Accounts payable-trade	(318,294)	6,055
Accrued expenses and other liabilities	(1,205,241)	(1,246,439)
Income taxes	95,767	146,483
Total adjustments	2,167,144	(140,330)
Net cash provided by operating activities	3,036,107	1,133,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,893)	(240,020)
Purchase of short-term investments – US treasuries	(4,999,750)	-
Proceeds from sales of assets	12,552	-
Increase (decrease) in other assets	6,446	957
Net cash used in investing activities	(5,011,645)	(239,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	-	540,940
Payments on notes payable and long-term debt	(8,968,018)	-
Repurchase of common stock (treasury stock)	(714,617)	(540,940)
Net cash used in financing activities	(9,682,635)	-

Effect of exchange rate changes on cash	267,195	21,394

NET (DECREASE) INCREASE IN CASH	(11,390,978)	915,620

CASH, beginning of period	24,070,351	18,337,258

CASH, end of period	$12,679,373	$19,252,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$32,383	$64,642
Income tax paid during the period, net of (refunds)	$235,496	$372,587

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2019	9,060,561	$27,232	$7,158,821	$(11,931,850)	$65,716,761	$(1,510,660)	$59,460,304

Cumulative effect of accounting change (see Note 1)	-	-	-	-	(397,110)	-	(397,110)
Share-based compensation	1,408	2	185,823	-	-	-	185,825
Purchase of treasury stock	(127,945)	-	-	(714,617)	-	-	(714,617)
Net income	-	-	-	-	868,963	-	868,963
Translation adjustment	-	-	-	-	-	287,295	287,295
BALANCE, March 31, 2019	8,934,024	$27,234	$7,344,644	$(12,646,467)	$66,188,614	$(1,223,365)	$59,690,660

	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2018	9,270,862	$27,153	$6,831,271	$(10,278,584)	$63,921,244	$(962,103)	$59,538,981

Cumulative effect of accounting change (see Note 1)	-	-	-	-	(168,311)	-	(168,311)
Share-based compensation	16,648	40	28,929	-	-	-	28,969
Purchase of treasury stock	(72,400)	-	-	(540,940)	-	-	(540,940)
Net income	-	-	-	-	1,273,619	-	1,273,619
Translation adjustment	-	-	-	-	-	21,791	21,791
BALANCE, March 31, 2018	9,215,110	$27,193	$6,860,200	$(10,819,524)	$65,026,552	$(940,312)	$60,154,109

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Tandy Leather Factory, Inc. (we, us, our, Tandy, or the Company) is a specialty retailer of leather and leathercraft related items, offering a broad range of leather, quality tools, hardware, accessories, liquids, lace, kits and teaching materials. We sell our products through company-owned stores and through orders generated from our website, www.tandyleather.com. We also manufacture some of the leather lace and do-it-yourself kits that are sold in our stores and website.

In the opinion of management, the accompanying consolidated financial statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2019 and December 31, 2018, and our results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018.  Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

As of January 1, 2019, we operate as a single segment and report on a consolidated basis.  Prior to January 1, 2019, we operated and reported in two segments:  North America and International.   In early 2019, we announced several strategic initiatives to drive future sales growth and long-term profitability.  Key actions include developing a new operating model to better serve our retail and commercial customers, as well as reducing our store management structure from eleven districts reporting to two regional mangers into eight zones reporting to a single vice president.  As a result of these changes in the management of our retail stores and our decision to substantially close all of our international stores, with only one international store expected to remain open in Spain, we have concluded that there is currently only one reportable segment. All prior year data discussed throughout this Form 10-Q has been retrospectively revised to conform to the new reporting structure.  There is no change to our consolidated financial position or results.

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

	March 31, 2019	December 31, 2018
Inventory on hand:
Finished goods held for sale	$28,829,685	$31,718,769
Raw materials and work in process	891,541	917,966
Inventory in transit	732,096	1,119,541
Merchandise expected to be returned	111,000	111,000
Total inventory	$30,564,322	$33,867,276

Goodwill and Other Intangibles.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is evaluated for impairment on an annual basis, absent indicators of impairment during the interim.  Application of the goodwill impairment test requires exercise of judgment, including the estimation of future cash flows, determination of appropriate discount rates and other important assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.   During the first quarter of 2019, no indicators of impairment were identified.  Further, the only change in our goodwill for the three-month periods ended March 31, 2019 and 2018 resulted from foreign currency translation of $2,180 and $2,596, respectively.

Other intangibles consist of trademarks and non-compete agreements which are amortized on a straight-line basis.  Amortization expense for each of the succeeding 5 years is estimated to be less than $3,000 per year.

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occur via two methods: (1) at the store counter, and (2) shipment by common carrier.  Sales at the counter are recorded and title passes as transactions occur.  Otherwise, sales are recorded and title passes when the merchandise is shipped to the customer.  Shipping terms are normally FOB shipping point.  Sales tax and comparable foreign tax are excluded from revenue, while shipping charged to our customers is included in revenue.

Prior to November 2018, we offered an unconditional satisfaction guarantee to all customers and accepted all product returns.  Net sales represent gross sales less negotiated price allowances, product returns, and allowances for defective merchandise.  Beginning in November 2018, we changed our policy for returns to allow merchandise to be returned under most circumstances up to 60 days after purchase.  At March 31, 2019, we have established a sales return reserve of $184,000 based on historical customer return behavior, included in Accrued Expenses and Other Liabilities, while an estimated value of the merchandise expected to be returned of $111,000 has been included in Inventory in the accompanying Consolidated Balance Sheet.

Effective January 1, 2018, in conjunction with the adoption of Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), we began recording a gift card liability on the date we issue a gift card to a customer, of which $168,311 was recognized on January 1, 2018 as the cumulative effect of an accounting change.  We record revenue and reduce gift card liability as customers redeem gift cards.  In addition, for gift card breakage, we recognize a proportionate amount for expected unredeemed gift cards over the expected customer redemption period, which is one year.  At March 31, 2019, our gift card liability, included in accrued expenses and other liabilities, totaled $119,492.

Disaggregated Revenue.  In the following table, revenue is disaggregated by our major customer groups for the three months ended March 31:

	2019	2018
RETAIL (end users, consumers, individuals)	62%	62%
NON-RETAIL (hospitals, youth organizations, resellers, distributors, businesses)	38%	38%
	100%	100%

Net sales for geographic areas were as follows for the three months ended March 31:

	2019	2018
United States	$17,899,150	$17,348,173
Canada	1,742,897	1,743,174
All other countries	1,142,605	1,197,571
	$20,784,652	$20,288,918

Geographic sales information is based on the location of the customer.  No single foreign country, except for Canada, accounted for any material amount of our consolidated net sales for the three-month periods ended March 31, 2019 and 2018.

Short Term Investments.    We determine the appropriate classification of investments in debt securities at the time of purchase, and we re-evaluate that determination at each balance sheet date.   Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short term or long term on the consolidated balance sheet, based on contractual maturity date, and are stated at amortized cost.

In March 2019, we purchased $5.0 million of US Treasuries with maturities less than 1 year, and we have classified these debt securities as held to maturity.  Such investments are presented in the accompanying consolidated balance sheet as short term, as their maturities are less than 1 year and are recorded at amortized cost.

Other than the initial purchase of these securities in early March 2019, there have been no other transactions (e.g. no other purchases or sales).

Comprehensive Income (loss). Comprehensive income includes net income and certain other items that are recorded directly to Stockholders' Equity.  Our only source of other comprehensive income is foreign currency translation adjustments.

Recent Accounting Pronouncements.  We adopted the ASU 2016-02, "Leases," as of January 1, 2019 using the current period adjustment method and recorded a cumulative effect adjustment to our January 1, 2019 opening balance of retained earnings.  We elected the package of practical expedients permitted under the transition guidance, which, among other things, allowed us to carry forward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term. We also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet, as well as to include executory costs (e.g. real estate taxes, insurance and maintenance) when fixed in the lease contract as part of the minimal lease payments.  We also elected the practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases are or contain a lease.

Adoption of this new lease standard resulted in the recording of operating lease assets and lease liabilities of approximately $6.1 million and $6.5 million, respectively, as of January 1, 2019. The difference between these amounts was recorded as an adjustment to retained earnings. This lease standard will not materially affect our consolidated net income and will have no impact on our cash flow or our compliance with debt covenants under our current agreements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments", which requires entities to measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted.  The Company is currently evaluating the expected impact of this guidance on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which eliminates the requirement to calculate the implied fair value of goodwill but rather requires an entity to record an impairment charge based on the excess of a reporting unit's carrying value over its fair value. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

2.	NOTES PAYABLE AND LONG-TERM DEBT

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF, NA d/b/a Bank of Texas ("BOKF"), which provides us with a working capital line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%.  The Business Loan Agreement contains covenants that requires us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a "Fixed Charge Coverage Ratio" greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly and are based on a trailing four quarter basis.  For the three-month periods ended March 31, 2019 and 2018, there were no amounts drawn on this line.

Also on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permits us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2019.  Subsequently, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock pursuant to our stock repurchase program through the earlier of August 25, 2019 or the date on which the entire amount is drawn.  In addition, this promissory note was amended on August 20, 2018 to reduce the interest rate by 0.35%.   During the draw down period, we are required to make monthly interest-only payments. At the end of this draw down period, the principal balance rolls into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  At December 31, 2018, the outstanding balance on this line of credit was $9.0 million, and during the quarter ended March 31, 2019, we fully paid off this line of credit (there were no pre-payment penalties).  For the quarter ended March 31, 2018, we drew approximately $541,000 on this line which was used to purchase 72,400 shares of our common stock.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrue interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85%.   Beginning after August 20, 2018, the notes accrue interest at LIBOR plus 1.5%.   Neither line of credit carries commitment fees.

At March 31, 2019 and December 31, 2018, the amount outstanding under the above agreements consisted of the following:

	2019	2018
Business Loan Agreement with BOKF – collateralized by real estate; payable as follows:
Line of Credit Note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2023	$-	$8,968,018

Line of Credit Note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2020	-	-
	$-	$8,968,018
Less current maturities	-	747,335
	$-	$8,220,683

The terms of our lines of credit contain various covenants with which we were in compliance as of March 31, 2019 and December 31, 2018.

3.  INCOME TAX

Our effective tax rate for the three months ended March 31, 2019 was 26%, compared to 27% for the same period in 2018.  Our effective tax rate differs from the federal statutory rate primarily due to state income tax expense and timing of our deferred tax position, particularly in fixed assets.  During the first quarter of 2019 and 2018, we recorded an estimate of $2,216 and $6,540, respectively, for the global intangible low-taxed income tax ("GILTI") for our estimated foreign earnings.  This tax has been included as part of our current provision as a period cost, and we have not recognized any deferred GILTI provision as we do not expect that basis differences would be significant.

Deferred income taxes previously presented as noncurrent assets in the amount of $248,228 as of December 31, 2018 have been reclassified to offset long-term deferred income tax liabilities as these balances relate to the same tax jurisdiction.

4.  STOCK-BASED COMPENSATION

We have a restricted stock plan that was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The plan reserves up to 300,000 shares of our common stock for restricted stock awards to our executive officers, non-employee directors and other key employees.  Awards granted under the plan may be stock awards or performance awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the committee that administers the plan.  In March 2019, as part of their annual director compensation, certain of our non-employee directors were awarded restricted stock units totaling 28,191 units under this 2013 plan.

In addition, in October 2018, we granted (outside of the 2013 restricted stock plan) to Janet Carr, our Chief Executive Officer, a total of 644,000 restricted stock units, of which 460,000 vest over a period of five years from the grant date based on Ms. Carr's continued employment in her role as CEO, 92,000 will vest if/when the Company's operating income exceeds $12 million dollars two fiscal years in a row, and 92,000 will vest if/when the Company's operating income exceeds $14 million dollars in one fiscal year.

A summary of the activity for non-vested restricted common stock awards as of March 31, 2019 and 2018 is presented below:
	Shares	Award Fair Value
Balance, January 1, 2019	657,717	$7.39
Granted	28,191	$5.64
Forfeited	-	-
Vested	(1,408)	$7.72
Unvested Balance, March 31, 2019	684,500	$7.32

Balance, January 1, 2018	36,801	$8.03
Granted	-	-
Forfeited	-	-
Vested	(16,648)	8.22
Unvested Balance, March 31, 2018	20,153	$7.69

Restricted stock awards are valued at the fair market value of our common stock at the grant date of award. For service-based awards, we recognize compensation cost over the service period, assuming no forfeitures.  For these service-based awards, our share-based compensation expense was $185,825 and $28,969 for the three month periods ended March 31, 2019 and 2018, respectively.  For the performance-based awards that were granted to Ms. Carr, no compensation expense has been recorded.

As of March 31, 2019, there was unrecognized compensation cost related to non-vested, service-based restricted stock awards of $3,291,258 which will be recognized in each of the following years:

2019	$575,815
2020	764,732
2021	752,087
2022	688,713
2023	509,911

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three months ended March 31:

	2019	2018
Net income	$868,963	$1,273,619
Numerator for basic and diluted earnings per share	$868,963	$1,273,619

Denominator for basic earnings per share – weighted-average shares	9,009,752	9,264,446

Effect of dilutive securities:
Restricted stock	285	365
Dilutive potential common shares	285	365

Denominator for diluted earnings per share – weighted-average shares	9,010,037	9,264,811

Basic earnings per share	$0.10	$0.14
Diluted earnings per share	$0.10	$0.14

The net effect of assuming the exercise of all potentially dilutive common share equivalents for restricted stock awards at current values which are less than their grant date fair value for an aggregate of 28,191 and 12,779 shares of common stock have been included in the computations of diluted EPS for the quarters ended March 31, 2019 and 2018, respectively.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings.  We are periodically involved in litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position or operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

7. LEASES

We lease most of our retail store locations. We recognize lease expense for these leases on a straight-line basis over the lease term; leases with an initial term of 12 months or less are not recorded on the balance sheet. We account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs).

None of our store location lease agreements contain variable rental payments, although certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. Some of our leases include options to renew, with renewal terms that can extend the lease term from one to ten years (the exercise of lease renewal options is at our sole discretion).  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  We do not have any rent or sublease agreements with third parties, nor do we have any capital/finance lease assets.

Our operating lease costs, recorded as part of operating expenses, was $1,041,294 and $1,037,652 for the three months ended March 31, 2019 and 2018, respectively.

Future minimum lease payments, including leases than one year and fixed executory costs (e.g. real estate taxes, insurance and maintenance) under noncancelable operating leases at March 31, 2019 were as follows:

Year ending December 31:
2019	$3,419,357
2020	4,020,144
2021	3,374,409
2022	2,286,366
2023	1,436,404
2024	798,046
2025	624,970
2026	420,549
2027	296,974
2028	61,350
Total minimum lease payments	$16,738,569

At March 31, 2019, the weighted average remaining lease term is 4.8 years, and the weighted average discount rate used to measure our operating leases was 4.3%.

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

As of January 1, 2019, we operate as a single segment and report on a consolidated basis.  Prior to January 1, 2019, we operated and reported in two segments:  North America and International.   In early 2019, we announced several strategic initiatives to drive future sales growth and long-term profitability.  Key actions include developing a new operating model to better serve our retail and commercial customers, as well as reducing our store management structure from eleven districts reporting to two regional mangers into eight zones reporting to a single vice president.  As a result of these changes in the management of our retail stores and our decision to substantially close all of our international stores, with only one international store expected to remain open in Spain, we have concluded that there is currently only one reportable segment. All prior year data discussed throughout this Form 10-Q has been restated to conform to the new reporting structure.  There is no change to our consolidated financial position or results.

In addition to the key actions discussed above, other strategic initiatives include the following:

•
We are rebuilding many of our business processes and infrastructure to support our new operating model.  This has required additional headcount in human resources, legal, technology and marketing – all areas that we believe will drive future sales growth and cost savings.

•
Our retail fleet is being managed primarily for cash flow, and new locations will be assessed for their ability to produce incremental cash.  Evaluating our current store fleet in light of these criteria and our new operating model has resulted in the closing of three underperforming stores in the first quarter of 2019, including 2 in the US and our Australia location.  In addition, we have made the decision to close our Manchester, UK store in early June 2019, leaving only one location – our Spain store – outside of North America.  We will continue our evaluation of our store portfolio, which is likely to result in a few more store closures in 2019 and 2020 as lease terms expire.  This is a shift in direction from our prior strategy of opening new stores in the pursuit of sales growth.

•
To better capture market share and drive sales growth from business/wholesale/commercial customers, we are creating a separate team that will operate as a traditional wholesale sales and service organization.  During the first quarter of 2019, we have placed two Commercial reps who have begun developing our pricing, product offering, and service processes with the goal to begin transitioning certain of our wholesale and business customers by mid-year 2019 to help seed this growth.

•	We are improving our brand proposition, with a focus on our products, promotion and pricing. Our goal is to ensure that we are investing in the right areas to drive sales growth.

•
We intend to maximize the yield on our cash.  As such, during the first quarter of 2019, we repaid all of our debt and purchased $5.0 million of US treasuries (with various maturities less than 1 year).

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 "Management's Discussions and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  See Note 1 for disclosures related to our adoption of the new lease standard.

Forward-Looking Statements

Certain statements contained in this report and other materials we file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements generally are accompanied by words such as "may," "will," "could," "should," "anticipate," "believe," "budgeted," "expect," "intend," "plan," "project," "potential," "estimate," "continue," or "future" variations thereof or other similar statements. There are certain important risks that could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks, including, without limitation, those described below, could cause actual results to differ materially from those suggested by the forward-looking statements.  Please refer also to our Annual Report on Form 10-K for fiscal year ended December 31, 2018 for additional information concerning these and other uncertainties that could negatively impact the Company. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

➢	General economic conditions in the United States and abroad and conditions in the retail market specifically;
➢	Challenges in executing on our strategic plan to drive long-term growth in sales and profitability;
➢	Increased pressure on margins from pricing initiatives;
➢	Increases in the cost of the products we sell or a reduction in availability of those products;
➢	Ability to negotiate or exit leases on acceptable terms;
➢	Ability to respond to competition, including internet-based competition, in our markets;
➢	Failure to attract, develop and retain qualified personnel, including key personnel;
➢	Failure to protect our trademarks and other proprietary intellectual property rights;
➢	Negative impact of foreign currency fluctuations on our financial condition and results of operations;
➢	Information technology system failures or network disruptions;
➢	Significant data security or privacy breach of our information systems;
➢	Loss or prolonged disruption in the operation of our centralized distribution center; and
➢	Damage to our brand.

We assume no obligation to update or otherwise revise our forward-looking statements even if experience or future changes make it clear that any projected results, express or implied, will not be realized.

Results of Operations

The following table presents selected financial data:

	Qtr ended 3/31/19	Qtr ended 3/31/18	$ Change	% Change
Sales	$20,784,652	$20,288,918	$495,734	2.4%
Gross profit	12,450,805	12,842,962	(392,157)	(3.1)%
Gross margin	59.9%	63.3%
Operating expenses	11,281,377	11,074,001	207,376	1.9%
Income from operations	$1,169,428	$1,768,961	(599,533)	(33.9)%

Sales

Consolidated net sales for the quarter ended March 31, 2019 increased $495,734, or 2.4%, compared to the same period in 2018, primarily due to the launch of a new sewing machine that generated $0.5 million of new sales.  In addition, promotional activity on clearance items and sales from new stores helped offset the impact of closed stores.

Our store footprint consisted of 117 stores at March 31, 2019 and 119 stores at March 31, 2018.  Since January 1, 2018, we have closed four stores, including Northampton, UK in September 2018; Irving, TX and Fort Wayne, IN in January 2019; and Minto, Australia in February 2019.   Since January 1, 2018, we opened two stores including Austin, TX and Calgary, Alberta in July 2018.  A store is categorized as "new" until it is operating for the full comparable calendar period in the prior year.

	# Stores	Qtr Ended 03/31/19	# Stores	Qtr Ended 03/31/18	$ Change	% Change
Same store sales	115	$20,223,007	115	$19,679,491	$543,516	2.8%
New store sales	2	211,782	-	-	211,782	100%
Closed store sales	4	349,863	4	609,427	(259,564)	(42.6)%
Total sales	117	$20,784,652	119	$20,288,918	$495,734	2.4%

The following table presents our sales mix by customer categories for the quarters ended March 31:

Customer Group	2019	2018
RETAIL (end users, consumers, individuals)	62%	62%
NON-RETAIL (hospitals, youth organizations, resellers, distributors, businesses)	38%	38%
	100%	100%

Gross Profit

Our gross margin for the quarter declined from 63.3% in the first quarter of 2018 to 59.9% for the first quarter of 2019, resulting in a decrease in gross profit of $392,157.  This decrease was primarily due to product mix (for example, while sales of the new sewing machine grew our top line, its gross profit margin is lower than the average), higher shipping and freight costs, as well as promotions and steeper discounts on clearance items and for the store that we closed in Australia.

Operating expenses

Operating expenses increased $207,376 or 1.9% compared to the comparable period in 2018 due to the following:

• One-time store closure costs	$228,961
• Higher non-cash share-based compensation	156,856
• Higher costs related to two newly opened stores	107,042
• Lower costs resulting from four closed stores	(95,411)
• Savings from our pause in store relocations	(76,219)
• Savings from print and postage costs	(127,113)

We incurred $228,961 of one-time costs related to the three stores that we closed in 2019, primarily related to lease obligations, involuntary termination benefits, and write-off of remaining unsold inventory.  In addition, we had an increase of $156,856 in non-cash share-based compensation for restricted stock units that were granted in October 2018 to our CEO.  We opened two stores in July 2018, which added $107,042 of operating costs to the first quarter 2019, but realized savings of $95,411 related to stores that have closed.  In addition, in 2018, we relocated 4 stores and had no relocations in 2019, resulting in operating cost savings of $76,219.  Finally, we had net savings from print and postage costs of $127,113 as we reduced some of our advertising activities.

While we have invested in additional headcount in areas such as human resources, legal, technology and marketing, we have had some savings in other labor and benefit costs.  We will continue to look for ways to mitigate cost growth, although we may see a higher trend for the remainder of 2019 as we continue to invest in our strategic growth plan.

Other Expenses

We paid approximately $32,000 in interest on our bank debt in the first quarter of 2019, compared to $65,000 in the first quarter of 2018.  This decrease was due to our full repayment of our outstanding debt in February 2019.

Income Taxes

Our effective tax rate for the three months ended March 31, 2019 was 26%, compared to 27% for the same period in 2018.  Our effective tax rate differs from the federal statutory rate primarily due to state income tax expense and timing of our deferred tax position, particularly in fixed assets.  During the first quarter of 2019 and 2018, we recorded an estimate of $2,216 and $6,540, respectively, for the global intangible low-taxed income tax ("GILTI") for our estimated foreign earnings.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory, to finance capital investments, and to service our outstanding debt.  We expect to fund our operating and liquidity needs as well as our strategic growth plan from a combination of current cash balances and internally generated funds.  Our cash balances at March 31, 2019 totaled $12.7 million, and we generated $3.0 million in operating cash flows during the quarter ended March 31, 2019.  In addition, we have available a $6 million line of credit, more fully described below.

In August 2015, our Board authorized a share repurchase program, under which we may repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2019.  For the three months ended March 31, 2019, 127,945 shares were repurchased, while 72,400 shares were repurchased during the first quarter of 2018.   At March 31, 2019, there are 779,461 shares available for repurchase under the plan.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $10,000,000 for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program.  Subsequently, this line of credit was amended to increase the availability from $10,000,000 to $15,000,000 for the repurchase of shares of our common stock pursuant to our stock repurchase program through the earlier of August 25, 2019 or the date on which the entire amount is drawn.  In addition, this promissory note was amended on August 20, 2018 to reduce the interest rate by 0.35%.  During the draw down period, we are required to make monthly interest-only payments. At the end of the draw down period, the principal balance rolls into a 4-year term note. This Promissory Note is secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.     During the quarter ended March 31, 2019, we fully repaid the outstanding balance of $9.0 million.  There were no prepayment penalties, and the line of credit does not carry a commitment fee.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provides us with a line of credit facility of up to $6,000,000 and is secured by our inventory.   On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020.  The Business Loan Agreement contains covenants that require us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a "Fixed Charge Coverage Ratio" greater than or equal to 1.2 to 1.  Both ratios are calculated quarterly on a trailing four quarter basis.  For the three months ended March 31, 2019 and 2018, there were no amounts drawn on this line.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrued interest at the London interbank Eurodollar market rate for U.S. dollars (commonly known as "LIBOR") plus 1.85%.  Beginning after August 20, 2018, the notes accrue interest at LIBOR plus 1.5%.

The terms of our lines of credit contain various covenants with which we were in compliance as of March 31, 2019 and December 31, 2018.

Inventory

 As of March 31, 2019, our investment in inventory decreased by $3.3 million from year-end 2018, as we continue to work on managing our inventory turnover and improving our merchandising and assortments.  We expect that our inventory levels will continue to decrease, although there may be some seasonal increases as we stock up for holiday sales, introduce new products, and invest in special buys.  At March 31, 2019, average inventory per store was $168,000, compared to $187,000 at March 31, 2018.

Cash Flows

During the first three months of 2019, cash flow provided by operating activities was $3.0 million, primarily resulting from the $3.3 million decrease in inventory, offset by $1.1 million in payments of 2018 bonuses.  In addition, net income of $0.9 million, plus $0.5 million of depreciation and amortization and $0.2 million of non-cash share-based compensation, added to our operating cash flows.

By comparison, during the first three months of 2018, cash flow provided by operating activities was approximately $1.1 million, composed of net income of $1.3 million, plus $0.5 million of depreciation and amortization, offset by $1.5 million in payments of 2017 bonuses.

Cash flow used in investing activities totaled approximately $5.0 million and $0.2 million in the first quarter of 2019 and 2018, respectively.  During the first quarter of 2019, we purchased $5.0 million in US Treasuries with maturities less than 1 year.  The remaining investing activities in 2019 related to purchases of replenishment computer equipment.  In 2018, investing activities consisting primarily of purchases of fixtures and computer equipment for four relocated stores.

During the first quarter of 2019, we repurchased $0.7 million of stock with internally generated funds, compared to $0.5 million of stock with proceeds from our line of credit in 2018; these shares became treasury stock following repurchase.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For disclosures about market risk affecting us, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for fiscal year ended December 31, 2018.  We believe that our exposure to market risks has not changed significantly since December 31, 2018.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2019. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The information contained in Note 6 to the consolidated financial statements included in Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31	19,290	$5.82	19,290	888,116
February 1 – February 28	33,309	$5.64	33,309	854,807
March 1 – March 31	75,346	$5.50	75,346	779,461
Total	127,945	$5.59	127,945	779,461

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

10.5
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

10.8
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

10.10	Form of Separation Agreement and Release dated October 2, 2018 between the Company and Shannon Greene.
10.11	Form of Separation Agreement and Release dated October 2, 2018 between the Company and Mark Angus.
*18.1	Preferability Letter from Weaver and Tidwell, LLP dated May 9, 2019
*21.1	Subsidiaries of Tandy Leather Factory, Inc.

*31.1	13a-14(a) or 15d-14(a) Certification by Janet Carr, Chief Executive Officer.
*31.2	13a-14(a) or 15d-14(a) Certification by Tina L. Castillo, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Document.
*101.DEF	XBRL Taxonomy Extension Definition Document.
*101.LAB	XBRL Taxonomy Extension Labels Document.
*101.PRE	XBRL Taxonomy Extension Presentation Document.
____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 9, 2019	By: /s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: May 9, 2019	By: /s/ Tina L. Castillo
Tina L. Castillo
Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Description
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

10.5
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

10.8
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

10.10	Form of Separation Agreement and Release dated October 2, 2018 between the Company and Shannon Greene.
10.11	Form of Separation Agreement and Release dated October 2, 2018 between the Company and Mark Angus.
*18.1	Preferability Letter from Weaver and Tidwell, LLP dated May 9, 2019
*21.1	Subsidiaries of Tandy Leather Factory, Inc.
*31.1	13a-14(a) or 15d-14(a) Certification by Janet Carr, Chief Executive Officer.
*31.2	13a-14(a) or 15d-14(a) Certification by Tina L. Castillo, Chief Financial Officer and Treasurer.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Document.
*101.DEF	XBRL Taxonomy Extension Definition Document.
*101.LAB	XBRL Taxonomy Extension Labels Document.
*101.PRE	XBRL Taxonomy Extension Presentation Document.
____________
*Filed herewith.