Form 10-Q
period 2019-06-30
TANDY LEATHER FACTORY INC
filed 2021-06-22
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

(817) 872-3200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0024	TLFA	N/A*

*Tandy Leather Factory, Inc.’s common stock previously traded on the NASDAQ Global Market under the symbol “TLFA”. On August 13, 2020, Tandy Leather Factory, Inc.’s common stock began trading on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group. Deregistration under Section 12(b) of the Exchange Act of 1934, as amended, became effective on May 10, 2021.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 17, 2021, the registrant had 8,663,921 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

i

Cautionary Statement Regarding Forward-Looking Statements and Information

The following discussion, as well as other portions of this Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLFA”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Unless the context otherwise indicates, references in this Form 10-Q to “TLFA,” “we,” “our,” “us,” the “Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

EXPLANATORY NOTE

Tandy Leather Factory, Inc. is filing this Form 10-Q for the three and six-month periods ended June 30, 2019 as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Form 10-Q contains our unaudited financial statements as of and for the three and six months ended June 30, 2019, as well as restatements of the following previously filed periods: (i) our audited Consolidated Balance Sheet as of December 31, 2018, (ii) our unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018, (iii) our unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2018, and (iv) our unaudited Consolidated Statements of Stockholders’ Equity as of March 31, and June 30, 2018 and March 31, 2019.  Because of the amount of time that has passed since our last periodic report was filed with the SEC, discussion relating to our business and related matters is focused on our more recent periods and may also include certain information for periods after June 30, 2019.

Restatement Background

As previously disclosed, on October 14, 2019, as a result of the findings of the Independent Investigation and the Company's ongoing reviews, the Company, in consultation with the Audit Committee, determined that the Company's previously issued financial statements for (i) the years ended December 31, 2018, 2017 and 2016 included in the Company's most recent Annual Report on Form 10-K, (ii) the quarterly and year-to-date periods within fiscal 2017 and 2018 included in the Company's Quarterly Reports on Form 10-Q, and (iii) the three months ended March 31, 2019 included in the Company's Quarterly Report on Form 10-Q, should no longer be relied upon due to material misstatements of one or more of the following categories in all or certain of these periods: the value of inventory and calculation of cost of sales, gross profit, operating expenses, operating income, net income, and earnings per share ("EPS") described below.

Such errors included: (i) methods used by the Company in the valuation and expensing of costs related to inventory which was not correctly stated and was not consistent with the first-in, first-out (“FIFO”) methodology, (ii) warehousing and handling expenditures which were not properly capitalized during the first and third quarters but were subsequently corrected on a semi-annual basis in the second and fourth quarters resulting in the understatement of inventory and net income in the first and third quarters and the overstatement of net income in the second and fourth quarters, (iii) warehouse and handling expenditures which were improperly classified in operating expenses in all quarters resulting in an overstatement of operating expenses in all restated periods, (iv) freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out costs which were being capitalized to inventory using historical standard rates that were not based on the actual costs incurred in each period resulting in misstatements of inventory value, (v) inventory reserve levels which did not reflect the Company’s accounting policy of carrying inventory at the lower of cost or net realizable value resulting in misstatements of inventory value, (vi) sales returns were not accounted for until November 2018, and through year end 2017 gift cards were initially recorded to net sales causing net sales to be overstated, (vii) lease accounting errors upon the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) on January 1, 2019, which resulted in the understatement of operating lease assets and operating lease liabilities, (viii) the income tax effect of pre-tax restatement adjustments as well as correction of income tax misstatements related to tax effected items recognized in the 2018 income tax provision but related to the previous 2017 tax year, including adjustments related to the Tax Cuts and Jobs Act (“TCJA”) and recognition of uncertain tax position (“UTP”) liability and related interest expense, and (ix) other smaller matters as described in Note 2 of the Notes to the Consolidated Financial Statements included in this Form 10-Q, Restatement of Previously Issued Consolidated Financial Statements (the “Restatement Footnote”).  All financial statements, schedules and footnotes impacted indicate the restated amounts under the caption “Restated.”  In connection with process of restating our financial statements, we are also undergoing remediation efforts to fix the internal control failures that contributed to these misstatements.   See Item 4 – Controls and Procedures for further detail on remediation efforts.

We believe that the errors noted above could impact periods prior to years ended December 31, 2017.  We do not intend to amend any other annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by these errors.  As a result, our prior reports should no longer be relied upon.

This Form 10-Q also reflects Management’s Discussion and Analysis of Financial Condition and Results of Operations based on the restated financial information.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	June 30, 2019 Unaudited	December 31, 2018 Restated (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,273,943	24,070,351
Short-term investments	9,049,510	-
Accounts receivable-trade, net of allowance for doubtful accounts of $6,132 and $15,703 at June 30, 2019 and December 31, 2018, respectively	428,733	408,170
Inventory	26,189,055	33,302,549
Prepaid income taxes	1,963,446	419,908
Prepaid expenses	1,188,274	1,283,795
Other current assets	162,563	331,805
Total current assets	50,255,524	59,816,578

Property and equipment, at cost	27,531,023	28,140,345
Less accumulated depreciation	(14,032,058)	(13,625,261)
Property and equipment, net	13,498,965	14,515,084

Operating lease assets	15,657,859	-
Deferred income taxes	467,848	1,092,293
Goodwill	958,817	954,765
Other intangibles, net of accumulated amortization of $692,202 and $690,869 at June 30, 2019 and December 31, 2018, respectively	15,167	16,500
Other assets	374,902	386,107
TOTAL ASSETS	$81,229,082	76,781,327

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,544,580	2,154,394
Accrued expenses and other liabilities	2,890,612	5,401,508
Operating lease liabilities	3,993,352	-
Current maturities of long-term debt	-	519,516
Total current liabilities	8,428,544	8,075,418

Uncertain tax positions	1,415,715	1,415,715
Other non-current liabilities	556,260	555,296
Operating lease liabilities, non-current	12,204,359	-
Long-term debt, net of current maturities	-	8,448,502

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,354,563 and 10,353,155 shares issued at June 30, 2019 and December 31, 2018	24,851	24,848
Paid-in capital	4,644,896	4,267,138
Retained earnings	64,758,706	64,476,378
Treasury stock at cost (1,422,339 and 1,292,594 shares at June 30, 2019 and December 31, 2018, respectively)	(9,761,890)	(9,037,783)
Accumulated other comprehensive loss (net of tax of $485,250 and $480,112 at June 30, 2019 and December 31, 2018, respectively)	(1,042,359)	(1,444,185)
Total stockholders' equity	58,624,204	58,286,396
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,229,082	76,781,327

(1) As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		Restated (1)		Restated (1)

Net sales	$17,196,815	$19,187,222	$38,138,137	$39,687,800
Cost of sales	7,826,369	6,953,730	16,523,021	14,765,248
Gross profit	9,370,446	12,233,492	21,615,116	24,922,552

Operating expenses	10,617,824	10,651,386	20,649,477	21,286,309

Income (loss) from operations	(1,247,378)	1,582,106	965,639	3,636,243

Other (income) expense:
Interest expense	-	78,182	32,383	142,824
Other, net	(54,125)	(131,842)	55,493	(285,220)
Total other (income) expense	(54,125)	(53,660)	87,876	(142,396)

Income (loss) before income taxes	(1,193,253)	1,635,766	877,763	3,778,639

Provision (benefit) for income taxes	(317,586)	478,023	233,619	1,104,240

Net income (loss)	$(875,667)	$1,157,743	$644,144	$2,674,399

Foreign currency translation adjustments, net of tax	87,333	(284,774)	401,826	(343,766)

Comprehensive income (loss)	$(788,334)	$872,969	$1,045,970	$2,330,633

Net income (loss) per common share:
Basic	$(0.10)	$0.13	$0.07	$0.29
Diluted	$(0.10)	$0.13	$0.07	$0.29

Weighted average number of shares outstanding:
Basic	8,933,648	9,180,076	8,971,490	9,222,028
Diluted	8,933,648	9,182,527	8,975,000	9,223,086

(1) As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended June 30,
	2019	2018
		Restated (1)
Cash flows from operating activities:
Net income	$644,144	$2,674,399
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,035,003	880,094
Operating lease asset amortization	1,734,140	-
(Gain) loss on disposal of assets	(34,737)	4,556
Stock-based compensation	377,761	52,688
Deferred income taxes	624,445	(154,643)
Exchange (gain) loss	133,525	(215,866)
Changes in operating assets and liabilities:
Accounts receivable-trade	(44,689)	(22,534)
Inventory	7,182,787	(688,434)
Prepaid expenses	469,347	165,857
Other current assets	26,063	-
Accounts payable-trade	(675,164)	721,717
Accrued expenses and other liabilities	(2,339,493)	(1,920,897)
Income taxes, net	(1,541,142)	(202,651)
Other assets	(216,874)	422,302
Operating lease liability	(1,677,442)	-
Total adjustments	5,053,530	(957,811)
Net cash provided by operating activities	5,697,674	1,716,588

Cash flows from investing activities:
Purchase of property and equipment	(136,424)	(421,861)
Purchase of short-term investments	(10,678,860)	-
Proceeds from sales of short-term investments	1,680,000	-
Proceeds from sales of assets	85,314	7,028
Net cash used in investing activities	(9,049,970)	(414,833)

Cash flows from financing activities:
Proceeds from long-term debt	-	982,938
Payments on long-term debt	(8,968,018)	-
Repurchase of treasury stock	(724,107)	(995,186)
Net cash used in financing activities	(9,692,125)	(12,248)

Effect of exchange rate changes on cash and cash equivalents	248,013	(417,036)

Net (decrease) increase in cash and cash equivalents	(12,796,408)	872,471
Cash and cash equivalents, beginning of period	24,070,351	18,082,857

Cash and cash equivalents, end of period	$11,273,943	$18,955,328

(1) As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
Unaudited

	Number of Shares Common Stock Outstanding	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018 as restated (1)	9,060,561	$24,848	$4,267,138	$(9,037,783)	$64,476,378	$(1,444,185)	$58,286,396
Cumulative effect of accounting change, net of tax - ASC 842	-	-	-	-	(361,816)	-	(361,816)
Stock-based compensation expense	-	-	185,825	-	-	-	185,825
Issuance of restricted stock	1,408	3	(3)	-	-	-	-
Purchase of treasury stock	(127,945)	-	-	(714,617)	-	-	(714,617)
Net income	-	-	-	-	1,519,811	-	1,519,811
Foreign currency translation adjustments, net of tax	-	-	-	-	-	314,493	314,493
Balance, March 31, 2019 as restated (1)	8,934,024	$24,851	$4,452,960	$(9,752,400)	$65,634,373	$(1,129,692)	$59,230,092
Stock-based compensation expense	-	-	191,936	-	-	-	191,936
Purchase of treasury stock	(1,800)	-	-	(9,490)	-	-	(9,490)
Net loss	-	-	-	-	(875,667)	-	(875,667)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	87,333	87,333
Balance, June 30, 2019	8,932,224	$24,851	$4,644,896	$(9,761,890)	$64,758,706	$(1,042,359)	$58,624,204

Balance, December 31, 2017 as restated (1)	9,270,862	$24,768	$3,939,589	$(7,384,517)	$60,078,013	$(762,313)	$55,895,540
Stock-based compensation expense	-	-	28,969	-	-	-	28,969
Issuance of restricted stock	16,648	40	(40)	-	-	-	-
Purchase of treasury stock	(72,400)	-	-	(540,940)	-	-	(540,940)
Net income	-	-	-	-	1,516,656	-	1,516,656
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(58,992)	(58,992)
Balance, March 31, 2018 as restated (1)	9,215,110	$24,808	$3,968,518	$(7,925,457)	$61,594,669	$(821,305)	$56,841,233
Stock-based compensation expense	-	-	23,719	-	-	-	23,719
Purchase of treasury stock	(60,895)	-	-	(454,246)	-	-	(454,246)
Net income	-	-	-	-	1,157,743	-	1,157,743
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(284,774)	(284,774)
Balance, June 30, 2018 as restated (1)	9,154,215	$24,808	$3,992,237	$(8,379,703)	$62,752,412	$(1,106,079)	$57,283,675

(1) As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Tandy Leather Factory, Inc. is one of the world’s largest specialty retailers of leather and leathercraft-related items.  Founded in 1919 in Fort Worth, Texas, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere.  Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, a hub for the local leathercrafting community, and our 100-year heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are very difficult for others to replicate.

We sell our products primarily through company-owned stores and through orders generated from our four websites: tandyleather.com, tandyleather.ca, tandyleather.eu and tandyleather.com.au. We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

As of June 30, 2019, the Company operated a total of 116 retail stores.  There were 104 stores in the United States (“U.S.”), 11 stores in Canada and one store in Spain.  All e-commerce sales through our websites were fulfilled and recognized through our network of retail stores.  The Company operates a total of 106 retail stores as of May 2021.  There are 95 stores in the U.S., ten stores in Canada and one store in Spain.  During the second quarter of 2020, we consolidated U.S. e-commerce web order fulfillment from the stores to our Fort Worth distribution center.

Nasdaq Stock Market LLC (“Nasdaq”) suspended trading in the Company’s shares as of August 13, 2020 due to the Company not being current with its SEC filings.  Our stock has since traded on the Over-the-Counter Markets’ “Pink Sheets” under the symbol “TLFA.”  Nasdaq denied our appeal of this decision, resulting in our stock being formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing once the Company has made the required filings.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements.  In the opinion of management, the accompanying Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2019 and December 31, 2018, our results of operations for the three and six-month periods ended June 30, 2019 and 2018, our cash flows for the six-month periods ended June 30, 2019 and 2018, and our statements of stockholders equity as of March 31, and June 30, 2019 and 2018.  The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions.  The Company continually evaluates the information used to make these estimates as the business and the economic environment changes.  Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions.  These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Comprehensive Form 10-K for the year ended December 31, 2019.

Comments and discussion as well as all financials and other data presented here have been updated to reflect the restatement adjustments detailed in the Restatement Footnote.

As of January 1, 2019, we operate as a single segment and report on a consolidated basis.  Prior to January 1, 2019, we operated and reported in two segments - North America and International.  In early 2019, we announced several strategic initiatives to drive future sales growth and long-term profitability, which resulted in the Company closing two of its three stores outside of North America.  This left Spain as our only store outside of North America, and our chief operating decision maker (“CODM”) was no longer making operating performance assessments and resource allocation decisions for this single store.  As a result, we no longer report International as a reportable segment.  All prior year data discussed throughout this Comprehensive Form 10-K has been retrospectively revised to conform to the new single-reportable segment structure.  There is no change to our consolidated financial position or results based on the change in segment reporting.

Certain reclassifications unrelated to the restatement of prior period financials were made to previously reported prior period amounts in order to conform to the current period presentation, including a reclass of $0.8 million from accrued expenses to accounts payable-trade as of December 31, 2018.

Significant Accounting Policies

Cash and cash equivalents.  The Company considers investments with a maturity when purchased of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents.

Foreign currency translation and transactions.  Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity and presented net of tax.  Gains and losses resulting from foreign currency transactions are reported in the statements of income under the caption “Other (Income) Expense, net,” for all periods presented.

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via two methods: (1) at the store counter and (2) shipment of product generally via web sales.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer.  At the store counter, our performance obligation is met and revenue is recognized when a sales transaction occurs with a customer.  When merchandise is shipped to a customer, our performance obligation is met and revenue is recognized when title passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and title passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales is based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly.  As of June 30, 2019 and December 31, 2018, we have established a sales return allowance of $0.2 million and $0.3 million, respectively, based on historical customer return behavior and other known factors.  The sales return allowance is included in accrued expenses and other liabilities, while an estimated value of the merchandise expected to be returned of $0.1 million has been included in other current assets in the accompanying Consolidated Balance Sheet at both June 30, 2019 and December 31, 2018.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  At both June 30, 2019 and December 31, 2018, our gift card liability, included in accrued expenses and other liabilities, totaled $0.2 million.

During 2019, we ended our wholesale pricing club program where customers received lower prices in exchange for a yearly membership fee.  Under this program, the yearly membership fee when paid is recorded as deferred revenue and is recognized in net sales throughout the one-year period.  As of June 30, 2019 and December 31, 2018, our deferred revenue associated with this program and included in accrued expenses and other liabilities was $0.1 million and $0.6 million, respectively.  We recognized gift card revenue of $0.1 million in the six-month period ended June 30, 2019 from the December 31, 2018 deferred revenue balance, and $0.1 million in the six-month period ended June 30, 2018 from the December 31, 2017 deferred revenue balance.

For the three and six months ended June 30, 2019 we recognized $0.8 million, and $1.2 million, respectively, and for the three and six months ended June 30, 2018 we recognized $0.9 million and $1.3 million, respectively, in net sales associated with gift cards and the wholesale pricing club membership fees.

Disaggregated Revenue.  In the following table, revenue for the three and six months ended June 30, 2019 and 2018 is disaggregated by geographic areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		Restated		Restated
United States	$15,056,236	$16,674,013	$33,379,988	$34,463,443
Canada	1,395,257	1,612,327	3,127,722	3,351,817
All other countries	745,322	900,882	1,630,427	1,872,540
Net sales	$17,196,815	$19,187,222	$38,138,137	$39,687,800

Geographic sales information is based on the location of the customer.  Excluding Canada, no single foreign country had net sales greater than 1.7% of our consolidated net sales for the three or six-month periods ended June 30, 2019 and 2018.

Discounts.  Prior to 2019, we maintained five price levels:  retail, wholesale gold, wholesale elite, business, and manufacturer.  Since May of 2019 (April of 2019 in Canada), we offer a single retail price level, plus three volume-based levels for commercial customers.  Discounts from those price levels are offered to Business, Military/First Responder and Employee customers.  Such discounts do not convey a material right to these customers since the discounted pricing they receive at the point of sale is not dependent upon any previous or subsequent purchases.  As a result, sales are reported after deduction of discounts, at the point of sale.  We do not pay slotting fees or make other payments to resellers.

Operating expense.  Operating expenses include all selling, general and administrative costs, including wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses, outbound freight charges (to ship merchandise to customers), and corporate office costs.

Property and equipment, net of accumulated depreciation.  Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to ten years for equipment and machinery, seven to fifteen years for furniture and fixtures, five years for vehicles, and forty years for buildings and related improvements.  Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset.  Repairs and maintenance costs are expensed as incurred.

Inventory.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.  Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process are valued on a first‑in, first out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

We regularly review all inventory items to determine if there are (i) damaged goods (e.g., for leather, excessive scars or damage from ultra-violet (“UV”) light), (ii) items that need to be removed from our product line (e.g., slow-moving items, inability of a supplier to provide items of acceptable quality or quantity, and to maintain freshness in the product line) and (iii) pricing actions that need to be taken to adequately value our inventory at the lower of cost or net realizable value.

Since the determination of net realizable value of inventory involves both estimation and judgement with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset.

The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.  Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.

Inventory is physically counted twice annually in the Texas distribution center.  At the store level, inventory is physically counted each quarter.  Inventory is then adjusted in our accounting system to reflect actual count results.

	June 30, 2019	December 31, 2018
		Restated
On hand:
Finished goods held for sale	$25,001,014	$31,263,806
Raw materials and work in process	688,776	919,202
Inventory in transit	499,265	1,119,541
TOTAL	$26,189,055	$33,302,549

Leases.  We lease certain real estate for our retail store locations under long-term lease agreements.  Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognized an operating lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term.  The present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain we will exercise such an option.  The exercise of lease renewal options is generally at our discretion.  Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability.  We discount lease payments using our incremental borrowing rate based on information available as of the measurement date.

Prior to 2019, rent expense on operating leases, including rent holidays and scheduled rent increases, was recorded on a straight‑line basis over the term of the lease, commencing on the date we took possession of the leased property. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid was recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2019, we have no finance leases, no sublease agreements, and no lease agreements in which we are named as a lessor.  Subsequent to the recognition of our operating lease assets and lease liabilities, we recognize lease expense related to our operating leases on a straight-line basis over the lease term.  The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.  We also perform interim reviews of our operating lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

Impairment of Long-Lived Assets.  We evaluate long-lived assets on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  Upon the occurrence of a triggering event, right-of-use (“ROU”) lease assets, property and equipment and definite-lived intangible assets are reviewed for impairment and an impairment loss is recorded in the period in which it is determined that the carrying amount of the assets is not recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group.  The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the individual store level.  If the estimated undiscounted future net cash flows for a given store are less than the carrying amount of the related store assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets.  The impairment loss is then allocated across the asset group's major classifications which in this case are operating lease assets and property and equipment.  Triggering events at the store level could include material declines in operational and financial performance or planned changes in the use of assets, such as store relocation or store closure.  This evaluation requires management to make judgements relating to future cash flows, growth rates and economic and market conditions.  The fair value of an asset group is estimated using a discounted cash flow valuation method.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination.  Goodwill is allocated across one reporting unit: Tandy Leather Factory.  Goodwill is not amortized but is evaluated at least annually for impairment.  At the reporting unit level, the Company tests goodwill for impairment on an annual basis as of December 31 of each year, or more frequently if events or changes in circumstances, referred to as triggering events, indicate the carrying value of goodwill may not be recoverable and that a potential impairment exists.  Application of the goodwill impairment test requires exercise of judgement, including the estimation of future cash flows, determination of appropriate discount rates and other Level 3 assumptions (significant unobservable inputs which are supported by little or no market activity).  Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for the reporting unit.

During the first six months of 2019, no indicators of impairment were identified.  Further, the only change in our goodwill for the six-month periods ended June 30, 2019 and 2018 resulted from a foreign currency translation loss of less than $0.1 million and a foreign currency translation gain of $0.3 million, respectively, and recorded in accumulated other comprehensive loss.

Our intangible assets, excluding goodwill, and related accumulated amortization consisted of the following:

	June 30, 2019
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554,369	$547,035	$7,334
Non-compete agreements	153,000	145,167	7,833
TOTAL	$707,369	$692,202	$15,167

	December 31, 2018 Restated
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554,369	$546,702	$7,667
Non-compete agreements	153,000	144,167	8,833
TOTAL	$707,369	$690,869	$16,500

All our intangible assets, other than goodwill, are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million during both the six months ended June 30, 2019 and 2018 was recorded in operating expenses, and non-compete intangible assets were fully amortized during 2019 upon the expiration of such agreements.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Fair Value of Financial Instruments.  We measure fair value as an exit price, which is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As a basis for considering such assumptions, accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 – observable inputs that reflect quoted prices in active markets for identical assets or liabilities.

•
Level 2 – significant observable inputs other than quoted prices in active markets for similar assets and liabilities, such as quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – significant unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt.  As of June 30, 2019, and December 31, 2018, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three and six months ended June 30, 2019 and during the year ended December 31, 2018.

Short-Term Investments.  We determine the appropriate classification of investments at the time of purchase, and we re-evaluate that determination at each balance sheet date.  Investments are recorded as either short-term or long-term on the Consolidated Balance Sheet, based on contractual maturity date.

As of June 30, 2019, we held investments in U.S. Treasuries with maturity values of $9.1 million and maturities less than one year.  We have classified these investments in debt securities as held-to-maturity.  Such investments are recorded at amortized cost with book value approximating fair value which is based on Level 1 inputs for these investments.

The Company believes there is no current expected credit allowance necessary for our short-term investments as:  1) Treasury securities typically are the most highly rated securities among rating agencies; 2) Treasury securities have a long history of no credit losses; and 3) Treasury securities are guaranteed by a sovereign entity (the U.S. Government) that can print its own money and whose currency (the U.S. dollar) is the reserve currency.

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

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which new information becomes available.  We recognize interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

We may be subject to periodic audits by the Internal Revenue Service and other taxing authorities.  These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to the various jurisdictions.

Stock-based compensation.  The Company’s stock-based compensation relates primarily to restricted stock unit (“RSU”) awards.  Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value.  Compensation expense is recognized for service-based stock awards on a straight-line basis or ratably over the requisite service period, based on the closing price of the Company’s stock on the date of grant.  The service-based awards typically vest ratably over the requisite service period, provided that the participant is employed on the vesting date.  Compensation expense is reduced by actual forfeitures as they occur over the requisite service period of the awards.

Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets.  The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved.  If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized.  If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting.  If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed.  The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied.  We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

We had one stock option plan that expired in March 2017.  This plan permitted annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  These options vested and became exercisable six months from the option grant date.  Under this plan, no stock options were awarded in 2015 or after, therefore, we did not recognize any stock-based compensation expense for these options during those periods.

Accounts Receivable and Allowance for Uncollectible Accounts.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We maintain allowances for bad debts based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Write-offs have historically not been material, but receivables are evaluated for write off as they are deemed uncollectible based on a periodic review of accounts.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income (loss) and certain other items that are recorded directly to stockholders’ equity.  The Company’s only source of other comprehensive income (loss) is foreign currency translation adjustments, and those adjustments are presented net of tax.

Recently Adopted Accounting Pronouncements

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step 2 of the goodwill impairment test referenced in ASC Topic 350, Intangibles - Goodwill and Other.  As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We elected early adoption of ASU 2017-04 as of October 1, 2019.  As a result, we removed Step 2 of the goodwill impairment test as part of our annual impairment assessment of goodwill as of December 31, 2019.  See section above: Goodwill and other intangibles.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842”), which amends the accounting guidance on leases and establishes an ROU model that requires a lessee to record an ROU asset and a lease liability on the Consolidated Balance Sheet for all leases with terms longer than 12 months.  The Company adopted Topic 842 and all subsequent amendments on January 1, 2019, using the optional transition method applied to leases existing at January 1, 2019, with no restatement of comparative periods.  Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting policies under Accounting Standard Codification Topic 840, Leases (“ASC 840”).

The Company elected the package of practical expedients available under the transition guidance within Topic 842, which among other things, permits the Company to carry forward its historical lease classification.  The Company also elected other practical expedients under Topic 842 to: (1) apply hindsight when determining its reasonably certain lease terms or assessing impairment of its ROU assets at transition, (2) not record leases with an initial term of 12 months or less on the Consolidated Balance Sheet, and (3) combine and account for both lease and non-lease components within a contract as a single component for its sole asset class, real estate leases.

Upon adoption of Topic 842, the Company recognized operating ROU assets (referred herein as “lease assets”) and lease liabilities based on the present value of its remaining minimum rental payments for existing operating leases as of the adoption date, utilizing the Company’s applicable incremental borrowing rate as of the adoption date.  The adoption of Topic 842 resulted in the Company recognizing $17.6 million and $18.1 million of operating lease assets and lease liabilities, respectively, as of January 1, 2019.  The difference between the lease assets and lease liabilities is primarily due to the recognition of a $0.5 million pre-tax cumulative effect adjustment to retained earnings on January 1, 2019, resulting from the impairment of certain operating lease assets upon transition which was based on fair value using Level 3 inputs.  The Company had no finance leases at the time of adoption of Topic 842, previously termed capital leases under ASC 840.  The adoption of Topic 842 had no material impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows and did not impact the Company’s compliance with its debt covenants under its debt agreements.  For further details, see Note 8, Leases.

During the six months ended June 30, 2019, the Company recognized no impairment loss related to its operating lease assets.

Recent Accounting Standards Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We do not believe that the adoption of this standard will have a material impact on our financial condition, results of operations or cash flows.

Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40).  This update provides additional guidance to ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which was issued in April 2015.  The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  This ASU is effective for annual reporting periods beginning on or after December 15, 2019, and interim periods within those annual periods with early adoption permitted in any interim period for which financial statements have not yet been issued.  We do not believe that the adoption of this standard will have a material effect on our financial condition, results of operations or cash flows.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses.  This guidance is effective for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted.  The Company does not expect the adoption of this standard will have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

We are filing this Quarterly Report on Form 10-Q for the three and six-month periods ended June 30, 2019 as part of our efforts to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Form 10-Q contains our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019 as well as restatements of the comparable periods, specifically: (i) our audited Consolidated Balance Sheet as of December 31, 2018, (ii) our unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018, (iii) our unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2018, and (iv) our unaudited Consolidated Statements of Stockholders’ Equity as of December 31, 2017, March 31, June 30, and December 31, 2018 and March 31, 2019.

Restatement Background

As previously disclosed, on October 14, 2019, as a result of the findings of the Independent Investigation and the Company's ongoing reviews, the Company, in consultation with the Audit Committee, determined that Tandy's previously issued Consolidated Financial Statements as of and for (i) the years ended December 31, 2018 and 2017, (ii) the three and six-month periods ended June 30, 2018, (iii) the three and nine-month periods ended September 30, 2018, and (iv) the three-month period ended March 31, 2019, should no longer be relied upon due to misstatements related to our accounting processes for inventory transactions, and we would make the necessary accounting corrections and restate such financial statements.  In addition to inventory misstatements, management identified additional areas that required restatement adjustments as described below, with all such restatement items constituting the “Restatement Process.”  The restatement adjustments described below pertain to all restatement periods noted above, and restatement adjustments specific to the periods reported in this Form 10-Q are reflected in the tables below.

Such errors included: (i) methods used by the Company in the valuation and expensing of costs related to inventory which was not correctly stated and was not consistent with the first-in, first-out (“FIFO”) methodology, (ii) warehousing and handling expenditures which were not properly capitalized during the first and third quarters but were subsequently corrected on a semi-annual basis in the second and fourth quarters resulting in the understatement of inventory and net income in the first and third quarters and the overstatement of net income in the second and fourth quarters, (iii) warehouse and handling expenditures which were improperly classified in operating expenses in all quarters resulting in an overstatement of operating expenses in all restated periods, (iv) freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out costs which were being capitalized to inventory using historical standard rates that were not based on the actual costs incurred in each period resulting in misstatements of inventory value, (v) inventory reserve levels which did not reflect the Company’s accounting policy of carrying inventory at the lower of cost or net realizable value resulting in misstatements of inventory value, (vi) sales returns were not accounted for until November 2018, and through year end 2017 gift cards were initially recorded to net sales causing net sales to be overstated, (vii) lease accounting errors upon the adoption of Topic 842 on January 1, 2019, which resulted in the understatement of operating lease assets and operating lease liabilities, (viii) the income tax effect of pre-tax restatement adjustments as well as correction of income tax misstatements related to tax effected items recognized in the 2018 income tax provision but related to the previous 2017 tax year, including adjustments related to the Tax Cuts and Jobs Act (“TCJA”) and recognition of uncertain tax position (“UTP”) liability and related interest expense, and (ix) other smaller matters as described further below.

All financial statements, schedules and footnotes impacted indicate the restated amounts under the caption “Restated.”  In connection with process of restating our financial statements, we are also undergoing remediation efforts to fix the internal control failures that contributed to these misstatements.   See Item 4 – Controls and Procedures for further detail on remediation efforts.

Description of Restatement Adjustments

Following is a comprehensive list of all restatement adjustments made during the Restatement Process.  Some of the adjustments may apply to periods other than those applicable to this particular filing.

Inventory

Under the Company’s inventory accounting policy, inventory is stated using the FIFO methodology for cost, and such cost includes merchandise purchases, the costs to bring the merchandise to its Texas distribution center (freight-in), warehousing and handling expenditures, factory labor and overhead for items that are internally manufactured, and distributing and delivering merchandise to stores (freight-out).  The Company carries inventory at the lower of this cost or net realizable value.

The inventory restatement adjustments below were first identified by management as a result of a deeper analysis of legacy systems and practices that were in place for many years and which the Company is working to replace.  Management identified the following areas in which the accounting for inventory did not adhere to the Company’s inventory accounting policy:

(1)	FIFO adjustment: inventory was not correctly stated and was not consistent with the FIFO methodology;

(2)	Freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out adjustment:

i.
warehousing and handling expenditures were not properly capitalized during the first and third quarters but were subsequently corrected on a semi-annual basis in the second and fourth quarters resulting in the understatement of inventory and net income in the first and third quarters and the overstatement of net income in the second and fourth quarters; and

ii.
freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out costs were being capitalized to inventory using historical standard rates that were not based on the actual costs incurred in each period resulting in misstatements;

(3)
Inventory reserve adjustment:  Tandy’s accounting policy is to carry inventory at the lower of cost or net realizable value.  Management noted inventory reserve levels did not reflect the Company’s accounting policy of carrying inventory at the lower of cost or net realizable value.  This resulted in cumulative understatements of inventory.

Sales Returns, Gift Card Liabilities and Class Fees

(4)
Sales returns:  management noted estimates for sales returns had not been accounted for until November 2018.  Using historical sales return trends for 2017 and 2018, management has estimated a sales return liability along with a corresponding inventory asset for all restatement periods.  In addition, estimated sales returns previously recorded in the fourth quarter of 2018 were incorrectly presented on a net basis in cost of sales and have since been restated to reflect accounting on a gross basis in both net sales and cost of sales.

Gift cards:  for the restatement year 2017, management noted sales of gift cards were initially recorded to net sales causing net sales to be overstated.  Management has estimated a gift card liability as of December 31, 2017 based on historical gift card issuances and the redemption activity.  Starting January 1, 2018, management noted the Company had begun to account for the sale of gift cards properly by recording a gift card liability on the date a gift card is issued to a customer and recognizing revenue with a corresponding reduction to the gift card liability as the customer redeems the gift card.

Class fees:  for the restatement year 2018, management noted fees paid to instructors for in-store classes were initially netted against net sales causing operating expense and net sales to be understated.  These fees incurred have been properly recorded to operating expense.  There was no impact to net income (loss) related to this reclassification.

Warehouse and Handling Reclassifications

(5)
Warehousing and handling expenditures were classified as operating expenses, resulting in overstatement of operating expenses in all periods.  These costs have been reclassified to cost of sales since the inventory restatement in adjustment (2) above is properly adjusting the inventory balance for such costs with the offset recorded to cost of sales.  There was no impact to net income (loss) related to this reclassification.

Income Tax

(6)
Management noted the 2018 income tax provision included tax effected items related to the previous 2017 tax year, including adjustments related to the TCJA which was enacted on December 22, 2017, among other smaller tax correcting adjustments.  Management noted the 2017 income tax provision had misstatements related not only to TCJA but also related to the recognition of UTP liability and related interest expense among other smaller tax correcting adjustments.  Also, income tax restatement adjustments were made to reflect the tax effect of the pre-tax restatement adjustments for 2018 and 2017.

The 2018 tax provision restatement adjustments consisted of a $0.6 million increase to income tax expense for the tax effect of pre-tax restatement adjustments and offset by a $0.5 million decrease to income tax expense primarily for the correction of the 2017 tax related items noted above ($0.4 million) along with smaller adjustments to correct return to provision amounts and correction of tax on income earned from wholly-owned foreign subsidiaries ($0.1 million).

The 2017 provision restatement adjustments consisted of a $0.2 million decrease to income tax expense for the tax effect of pre-tax restatement adjustments and a $1.3 million increase to income tax expense for the correction of the TCJA misstatement noted above ($0.9 million) and other corrections such as uncertain tax position (UTP) liability and related interest expense ($0.2 million), correction of taxable income on the return of our Canada and Spain foreign subsidiaries ($0.2 million), and other smaller correcting adjustments.

For the three and six months ended June 30, 2018, restatement adjustments related to the tax effect of pre-tax restatement adjustments totaled less than $0.1 million of tax benefit for both periods.  Restatement adjustments related to correction of tax related misstatements totaled less than $0.1 million of income tax expense for the three months ended June 30, 2018 and $0.1 million of income tax expense for the six months ended June 30, 2018.

Accruals and Other

(7)
There were misstatements related to the recognition of accrued paid-time-off (“PTO”) resulting in understatement of accrued expenses and other liabilities as well as other misstatements primarily related to recognition of other accrued operating expenses, payroll related costs, long-term debt classification and cash cutoff for outstanding checks, break out impairment expense previously included in operating expenses, and reclass of leasehold improvements from prepaid expenses to property and equipment, all of which are being corrected in connection with the restatement of previously issued financial statements.

Leases

(8)
During the first quarter of 2019, we adopted the new lease accounting standard under Topic 842.  Management noted as part of the adoption that the Company did not ensure the appropriateness of inputs being used to calculate the present value of lease payments over the lease terms.  This resulted in the misstatement of operating lease assets, and the current and long-term portion of operating lease liabilities upon initial recognition on January 1, 2019.

Foreign Currency Gains & Losses and Cumulative Translation Adjustments

(9)
Foreign currency gains and losses associated with the activity of the Company’s Canadian subsidiary were incorrectly classified as a component of accumulated other comprehensive income (loss).  These gains and losses have been restated and are included in net income (loss).

Cumulative translation adjustments (“CTA”) included in accumulated other comprehensive income (loss) were not tax effected.  Management has corrected this error by tax effecting CTA and by presenting CTA net of tax within accumulated other comprehensive income (loss).

Common Stock

(10)
A number of shares of the Company’s common stock were repurchased by the Company and cancelled prior to 2010.  Management noted these repurchases were incorrectly accounted for as treasury stock.  The number of shares issued, and the number of shares held in treasury, were both overstated by 993,623 shares.  The number of shares outstanding has been properly presented in all periods.  This correction will not result in any change to net stockholders’ equity, nor will it affect any weighted average shares outstanding calculations used in the determination of earnings per share.

Restatement Reconciliation Tables

The following tables present a reconciliation of our Consolidated Balance Sheet as previously reported as of December 31, 2018 to the restated amounts shown in this filing.  We have also presented a reconciliation of our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018, and Consolidated Statement of Cash Flows for the six months ended June 30, 2018, as previously reported to the restated amounts shown in this filing.  The following restatement adjustment footnote numbers correspond to the restatement adjustment descriptions above.

Tandy Leather Factory, Inc.
Consolidated Balance Sheet

	December 31, 2018
	As Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash	$24,070,351	$-		$24,070,351
Accounts receivable-trade, net of allowance for doubtful accounts of $15,703	408,170	-		408,170
Inventory	33,867,276	(564,727)	(1) (2)(3)(4)(7)	33,302,549
Prepaid income taxes	383,478	36,430	(6)	419,908
Prepaid expenses	1,244,754	39,041	(7)	1,283,795
Other current assets	161,208	170,597	(7)	331,805
Total current assets	60,135,237	(318,659)		59,816,578

Property and equipment, at cost	28,005,563	134,782	(7)	28,140,345
Less accumulated depreciation	(13,606,266)	(18,995)	(7)	(13,625,261)
Property and equipment, net	14,399,297	115,787		14,515,084

Deferred income taxes	248,228	844,065	(6)	1,092,293
Goodwill	954,765	-		954,765
Other intangibles, net of accumulated amortization of $690,869	16,500	-		16,500
Other assets	386,107	-		386,107
TOTAL ASSETS	76,140,134	641,193		76,781,327

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	1,978,840	175,554	(7)	2,154,394
Accrued expenses and other liabilities	4,176,479	1,225,029	(4)(7)	5,401,508
Current maturities of long-term debt	747,335	(227,819)	(7)	519,516
Total current liabilities	6,902,654	1,172,764		8,075,418

Uncertain tax positions	-	1,415,715	(6)	1,415,715
Deferred income taxes	1,556,493	(1,556,493)	(6)(9)	-
Other non-current liabilities	-	555,296	(6)	555,296
Long-term debt, net of current maturities	8,220,683	227,819	(7)	8,448,502

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:	-	-		-
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-		-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,353,155 shares issued	27,232	(2,384)	(10)	24,848
Paid-in capital	7,158,821	(2,891,683)	(10)	4,267,138
Retained earnings	65,716,761	(1,240,383)	(1) (2)(3)(4)(6)(7)(9)	64,476,378
Treasury stock at cost (1,292,594 shares)	(11,931,850)	2,894,067	(10)	(9,037,783)
Accumulated other comprehensive loss (net of tax of $480,112)	(1,510,660)	66,475	(9)	(1,444,185)
Total stockholders' equity	59,460,304	(1,173,908)		58,286,396
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	76,140,134	641,193		76,781,327

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income (Loss)
Unaudited

	Three Months Ended June 30, 2018
	As Reported	Adjustments		As Restated

Net sales	$19,177,767	$9,455	(4)	$19,187,222
Cost of sales	6,059,325	894,405	(1)(2)(3)(4)(5)	6,953,730
Gross profit (loss)	13,118,442	(884,950)		12,233,492

Operating expenses	11,136,961	(485,575)	(5)(7)	10,651,386

Income (loss) from operations	1,981,481	(399,375)		1,582,106

Other (income) expense:
Interest expense	78,182	-		78,182
Other, net	(46,741)	(85,101)	(9)	(131,842)
Total other (income) expense	31,441	(85,101)		(53,660)

Income (loss) before income taxes	1,950,040	(314,274)		1,635,766

Provision (benefit) for income taxes	509,948	(31,925)	(6)	478,023

Net income (loss)	$1,440,092	$(282,349)		$1,157,743

Foreign currency translation adjustments, net of tax	(294,598)	9,824	(9)	(284,774)

Comprehensive income (loss)	$1,145,494	$(272,525)		$872,969

Net income (loss) per common share:
Basic	$0.15	$(0.02)		$0.13
Diluted	$0.15	$(0.02)		$0.13

Weighted average number of shares outstanding:
Basic	9,180,076	9,180,076		9,180,076
Diluted	9,180,727	9,182,527		9,182,527

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income (Loss)
Unaudited

	Six Months Ended June 30, 2018
	As Reported	Adjustments		As Restated

Net sales	$39,466,685	$221,115	(4)	$39,687,800
Cost of sales	13,505,281	1,259,967	(1)(2)(3)(4)(5)(7)	14,765,248
Gross profit (loss)	25,961,404	(1,038,852)		24,922,552

Operating expenses	22,210,962	(924,653)	(5)(7)	21,286,309

Income (loss) from operations	3,750,442	(114,199)		3,636,243

Other (income) expense:
Interest expense	142,824	-		142,824
Other, net	(85,613)	(199,607)	(9)	(285,220)
Total other (income) expense	57,211	(199,607)		(142,396)

Income (loss) before income taxes	3,693,231	85,408		3,778,639

Provision (benefit) for income taxes	979,520	124,720	(6)	1,104,240

Net income (loss)	$2,713,711	$(39,312)		$2,674,399

Foreign currency translation adjustments, net of tax	(272,807)	(70,959)	(9)	(343,766)

Comprehensive income (loss)	$2,440,904	$(110,271)		$2,330,633

Net income (loss) per common share:
Basic	$0.29	$0.01		$0.29
Diluted	$0.29	$0.01		$0.29

Weighted average number of shares outstanding:
Basic	9,222,028	9,222,028		9,222,028
Diluted	9,222,533	9,223,086		9,223,086

Tandy Leather Factory, Inc.
Consolidated Statement of Cash Flows
Unaudited

	Six Months Ended June 30, 2018
	As Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income (loss)	$2,713,711	$(39,312)		$2,674,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	878,955	1,139	(7)	880,094
(Gain) loss on disposal of assets	4,556	-		4,556
Stock-based compensation	52,688	-		52,688
Deferred income taxes	(96,057)	(58,586)	(6)(9)	(154,643)
Exchange (gain) loss	(268,321)	52,455	(9)	(215,866)
Changes in operating assets and liablities:
Accounts receivable-trade	(35,043)	12,509	(7)	(22,534)
Inventory	(709,072)	20,638	(1)(2)(4)	(688,434)
Prepaid expenses	98,203	67,654	(6)(7)	165,857
Other current assets	113,570	(113,570)	(7)	-
Accounts payable-trade	(189,928)	911,645	(7)	721,717
Accrued expenses and other liabilities	(1,258,506)	(662,391)	(4)(7)	(1,920,897)
Income taxes	(255,695)	53,044	(6)	(202,651)
Other assets	(3,910)	426,212	(7)	422,302
Total adjustments	(1,668,560)	710,749		(957,811)
Net cash provided by operating activities	1,045,151	671,437		1,716,588

Cash flows from investing activities:
Purchase of property and equipment	(421,861)	-		(421,861)
Proceeds from sales of assets	7,028	-		7,028
Net cash used in investing activities	(414,833)	-		(414,833)

Cash flows from financing activities:
Proceeds from long-term debt	982,938	-		982,938
Repurchase of treasury stock	(995,186)	-		(995,186)
Net cash used in financing activities	(12,248)	-		(12,248)

Effect of exchange rate changes on cash and cash equivalents	-	(417,036)	(9)	(417,036)

Net (decrease) increase in cash and cash equivalents	618,070	254,401		872,471
Cash and cash equivalents, beginning of period	18,337,258	(254,401)		18,082,857

Cash and cash equivalents, end of period	$18,955,328	$-		$18,955,328

3.	NOTES PAYABLE AND LONG-TERM DEBT

As previously disclosed, on October 14, 2019, our management, in consultation with the Audit Committee, determined that Tandy's previously issued Consolidated Financial Statements as of and for (i) the years ended December 31, 2018 and 2017, (ii) the three and six-month periods ended June 30, 2018, (iii) the three and nine-month periods ended September 30, 2018, and (iv) the three-month period ended March 31, 2019, should no longer be relied upon due to misstatements related to our accounting processes for inventory transactions, and we would restate such financial statements as part of the Restatement Process.  See the Restatement Footnote for further information around the Restatement Process.  As a result, the Company did not timely file with the SEC its Quarterly Reports on Form 10-Q for the periods ended June 30, and September 30, 2019, March 31, June 30, and September 30, 2020, and March 31, 2021, or its Annual Report on Form 10-K for fiscal 2019 and fiscal 2020 (collectively, the “Delinquent Filings”).  Under the terms of the Promissory Note agreements the Company had in place with its primary bank, BOKF, NA d/b/a Bank of Texas (“BOKF”), we were required to provide BOKF quarterly financial statements and compliance certificates.  We were unable to provide these financial statements and compliance certificates for the Delinquent Filings noted above.  In response, on April 2, 2020, BOKF provided notice under the terms of the Promissory Note agreements that such Promissory Notes were cancelled.  As of the date of cancellation, Tandy had no borrowings outstanding under these credit facilities or with any other lending institution.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a working capital line of credit facility of up to $6 million which was secured by our inventory.  On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2021.  The Business Loan Agreement contained covenants that required us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios were calculated quarterly on a trailing four quarter basis.  As of June 30, 2019 and December 31, 2018, there were no amounts drawn on this line of credit.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a line of credit facility of up to $10 million for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permitted us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2020.  Subsequently, this line of credit was amended to increase the availability from $10 million to $15 million for the repurchase of shares of our common stock pursuant to our stock repurchase program through the end of the draw down period which was the earlier of August 9, 2020 or the date on which the entire amount was drawn.  In addition, this Promissory Note was amended on August 20, 2018 to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2024.  We were required to make monthly interest-only payments through September 18, 2020.  After this date, the principal balance would have rolled into a 4-year term note with principal and interest paid on a monthly basis with a maturity date of September 18, 2024.  This Promissory Note was secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  For the six months ended June 30, 2018, we drew $1.0 million on this line which was used to purchase 129,745 shares of our common stock pursuant to our stock repurchase program.  As of December 31, 2018, the outstanding balance on this line of credit was $9.0 million.  During the quarter ended March 31, 2019, we paid off this line of credit with no pre-payment penalties incurred.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrued interest at the London Interbank Offered Rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85%.  Beginning August 20, 2018, the notes accrued interest at LIBOR plus 1.5% (3.931% at June 30, 2019).  Neither line of credit carried commitment fees.

The amount outstanding under the above agreements consisted of the following:

	June 30, 2019	December 31, 2018 Restated
Business loan agreement with BOKF – collateralized by real estate; payable as follows:

Line of credit note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2024	$-	$8,968,018

Line of credit note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2021	-	-
	$-	$8,968,018
Less current maturities	-	519,516
TOTAL	$-	$8,448,502

During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the coronavirus (“COVID-19”) virus.  This loan was provided for by the Spanish government as part of a COVID-19 relief program.  The term of the agreement is five years and the interest rate is fixed at 1.5%.  Based on the terms of the loan agreement, we are required to make monthly interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.

4.	INCOME TAX

Our restated effective tax rate for the three and six-months ended June 30, 2019 was 26.6% and 26.6%, respectively, compared to 29.2% (restated) for the same periods in 2018.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, and differences in tax rates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021.  In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  The Company is evaluating the impact of the CARES Act and expects that the NOL carryback provision of the CARES Act will result in a cash tax benefit to the Company.

5.	STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares of our common stock for restricted stock and restricted stock unit (“RSU”) awards, on or prior to June 2018, to our executive officers, non-employee directors and other key employees (of which, there were 167,593 shares available for future awards as of June 30, 2019).  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In March 2019 and 2020, as part of their annual director compensation, certain of our non-employee directors were granted a total of 28,191 and 24,010 service-based RSUs, respectively, under the 2013 Plan which will vest ratably over the next three years provided that the participant is still on the board on the vesting date.  In December 2019 certain of our key employees were granted a total of 17,988 service-based RSUs under the 2013 Plan which will vest ratably over the next three years provided that the participants are employed on the vesting date.

In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan through June 2023.

In addition to grants under the Company’s 2013 Restricted Stock Plan, in October 2018, we granted a total of 644,000 RSUs to the Company’s Chief Executive Officer (“CEO”), of which (i) 460,000 are service-based RSUs that vest ratably over a period of five years from the grant date based on our CEO’s continued employment in her role, (ii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $12 million dollars two fiscal years in a row, and (iii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $14 million dollars in one fiscal year.

A summary of the activity for non-vested restricted stock and RSU awards as of June 30, 2019 and 2018 is presented below:

	Shares	Grant Fair Value
Balance, December 31, 2018	657,717	$7.39
Granted	28,191	5.64
Forfeited	(5,319)	5.64
Vested	(1,408)	7.72
Balance, June 30, 2019	679,181	$7.39

Balance, December 31, 2017	36,803	$7.93
Granted	-	-
Vested	(16,648)	8.22
Balance, June 30, 2018	20,155	$7.93

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2019, respectively, and less than $0.1 million and $0.1 million for the three and six-month periods ended June 30, 2018, respectively.

As of June 30, 2019, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of June 30, 2019, there was unrecognized compensation cost related to non-vested, service-based restricted stock and RSU awards of $3.2 million which will be recognized in each of the following years:

Unrecognized Expense
2019	$404,977
2020	777,537
2021	758,325
2022	721,284
2023	509,910
$3,172,033

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the six months ended June 30, 2019, we issued 1,408 shares resulting from the vesting of restricted stock.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

6.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Company’s restricted stock plan, had been issued.  Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted EPS as their impact would be anti-dilutive.  Diluted EPS is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (1)	2018 Restated	2019	2018 Restated
Numerator:
Net income (loss)	$(875,667)	$1,157,743	$644,144	$2,674,399

Denominator:
Basic weighted-average common shares ouststanding	8,933,648	9,180,076	8,971,490	9,222,028
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	18	3,510	-
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	-	2,433	-	1,058
Diluted weighted-average common shares outstanding	8,933,648	9,182,527	8,975,000	9,223,086

(1) For the three months ended June 30, 2019, there were 2,290 shares excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive due to a net loss in those periods.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are periodically involved in various litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position or operating results.  Legal costs associated with the resolution of claims, lawsuits, and other contingencies are expensed as incurred.

In November 2019, a class action lawsuit seeking unspecified damages was brought by a stockholder in the Federal District Court in Los Angeles, California, and subsequently transferred to the Federal District Court for the Northern District of Texas, against the Company and members of its current and former management relating to our announcement of the circumstances leading to our restatement.  We believe that suit was without merit, and the suit was withdrawn by the plaintiff in April 2020; however, there can be no assurance that additional litigation against the Company and/or its management or Board of Directors might not be threatened or brought in connection with matters related to our restatement.

Delisting of Company’s Common Stock

As previously disclosed, the Company was unable to timely file the Delinquent Filings due to the Restatement Process.  As a result, on February 18, 2020, the Company received a notice from Nasdaq indicating that, unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), the Company’s common stock would be subject to suspension and delisting from Nasdaq due to non-compliance with Nasdaq Listing Rule 5250(c)(1).  On May 1, 2020, the Panel granted the Company’s request to remain listed on Nasdaq, subject to the Company filing all current and overdue quarterly and annual reports with the Securities and Exchange Commission on or before August 10, 2020.  Because the Restatement Process was not complete by such date, Nasdaq suspended trading in our shares on Nasdaq as of August 13, 2020. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA”.  Nasdaq denied our appeal of this decision, resulting in our stock being formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing once the Company has made the required Exchange Act filings.

SEC Investigation

The Company has self-reported to the SEC information concerning the internal investigation of accounting matters described in the Explanatory Note and in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-Q.  Subsequently, the Division of Enforcement of the SEC informed the Company that it had initiated an investigation into the Company’s historical accounting practices.  The Company is fully cooperating with the investigation and is in discussions with the SEC regarding a possible negotiated resolution.  In October 2020, an agreement  (which was updated on May 12, 2021) in principle was reached on the material terms of such a resolution, which includes an agreement by the Company to pay a $0.2 million penalty.  However, this provisional resolution is still subject to finalizing the necessary documents and obtaining final approval from the SEC, which cannot be assured.  Accordingly, as of December 31, 2020, a $0.2 million liability has been recorded in accrued expenses and other liabilities on our Consolidated Balance Sheet.

8.	LEASES

The Company leases certain real estate for its retail store locations under long-term lease agreements.  For leases effective on or after January 1, 2019, the Company determines if an arrangement is a lease at inception and recognizes operating lease assets and lease liabilities at commencement date based on the present value of lease payments over the lease term.  The present value of the Company’s lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain the Company will exercise such an option.  The exercise of lease renewal options is generally at the Company’s discretion.  Payments based on a change in an index or market rates are not considered in the determination of lease payments for purposes of measuring the related lease liability.  The Company discounts lease payments using its incremental borrowing rate based on information available as of the measurement date.  Subsequent to the recognition of its operating lease assets and lease liabilities, the Company recognizes lease expense related to its operating leases on a straight-line basis over the lease term.

None of the Company’s lease agreements contain contingent rental payments, material residual value guarantees or material restrictive covenants.  The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.  As of September 30, 2020, the Company had no finance leases, no sublease agreements, and no lease agreements in which it is named as a lessor.  During the fourth quarter of 2020, the Company entered into a few small finance leases.

The Company performs interim reviews of its long-lived assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.  Excluding the January 1, 2019 impairment charge to retained earnings upon the adoption of Topic 842, no impairment expense associated with operating lease assets was recognized during the three and six months ended June 30, 2019.

Additional information regarding the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	June 30, 2019
Assets:
Non-current	Operating lease assets	$15,657,859

Liabilities:
Current	Operating lease liabilities	$3,993,352
Non-current	Operating lease liabilities, noncurrent	12,204,359
Total lease liabilities		$16,197,711

Lease Cost	Income Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Operating expenses	$1,042,057	$2,088,711
Variable lease cost (1)	Operating expenses	218,190	468,994
Total lease cost		$1,260,247	$2,557,705

(1) Variable lease cost includes payments for certain real estate taxes, insurance, common area maintenance, and other charges related to lease agreements, which are not included in the measurement of the operating lease liabilities.

Maturity of Lease Liabilities	June 30, 2019
2019	$2,048,191
2020	3,888,665
2021	3,279,719
2022	2,408,708
2023	1,721,031
Thereafter	5,001,634
Total lease payments (2)	$18,347,948
Less: Interest	(2,150,237)
Present value of lease liabilities	$16,197,711

(2) Operating lease payments exclude $0.3 million of legally binding minimum lease payments for leases signed, but not yet commenced as of June 30, 2019.

As of June 30, 2019, the weighted average remaining lease term for our operating leases was 6.2 years, and the weighted average discount rate used to measure our operating leases was 4.1%.

Other Information	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,016,719	$2,032,013

ROU assets obtained in exchange for lease obligations	-	18,076,962

9.	SUBSEQUENT EVENTS

COVID-19

In late 2019, COVID-19 was detected in Wuhan, China and has since spread to other parts of the world, including the U.S.  On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic.  Federal, state, and local governments implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations.  As previously announced and for the health and safety of employees and customers, on March 17, 2020, the Company made the decision to begin temporary store closures.  The onset of the COVID-19 pandemic in March 2020 temporarily shifted our strategic focus to company survival and cash preservation.  We began closing stores on March 18, 2020 and by April 2, 2020, we temporarily closed all stores to the public.  While we pivoted to serve customers online, the Company experienced significant decreases in demand for its products in Q2 and Q3 of 2020, negatively impacting net sales.

In response, we took immediate action to mitigate the impact of temporary store closures on our cash flows by: (i) furloughing 406 Tandy employees, comprising two-thirds of the Tandy work force, (ii) temporarily cutting corporate salaries, with deeper cuts for the Executive Leadership Team, (iii) negotiating abatements, deferrals and other favorable lease terms with landlords, and (iv) negotiating longer payment terms with our key product vendors.

Due to our size, we were not eligible for the Paycheck Protection Program administered through the Small Business Administration.  Also, due to our not being current on financial filings with the SEC, we were not able to obtain loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.  During the second quarter of 2020, the Company borrowed $0.4 million through the Spanish government’s Institute of Official Credit Guarantee for Small and Medium-sized Enterprises, a COVID-19 relief program.  The term of the agreement is for five years and the interest rate is fixed at 1.5%.  Based on the terms of the loan agreement, we make interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.  In Canada, we participated in the Canada Emergency Commercial Rent Assistance (“CECRA”) program for rent relief.  This program provided for a 75% reduction in the store rent for included stores for the months of April, May and June 2020.  We received total rent abatements under the program of $0.05 million.

During the second quarter of 2020 as leases expired or early terminations were negotiated, we permanently closed eight stores where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform, creating additional savings in operating expenses.  After these permanent closures, 106 stores remained, including ten in Canada and one in Spain.

On May 22, 2020, our Fort Worth flagship store reopened to the public, the beginning of a phased approach to reopening our stores with limited hours, new protocols for sanitizing, social distancing, wearing masks and taking daily temperatures of employees.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public and the store re-openings were well received by our employees and customers.  During the fourth quarter of 2020 through the present, we have continued to manage through the pandemic as we have seen periodic spikes in COVID-19 infections and have been forced to close certain stores or move certain stores to “curbside only” operations.

While we previously fulfilled our web orders out of our retail stores, we have built a centralized web fulfillment capability in our Fort Worth distribution center and will be fulfilling web orders primarily through Fort Worth going forward.  Both our e-commerce business and stores, during the limited period since reopening, have been performing above last year sales levels, but the future remains uncertain, and more store closures and/or the ongoing unemployment crisis could cause a material negative impact on future sales.

As part of the Company’s accounting policy for long-lived asset impairments, we believe the COVID-19 impact on the Company’s results of operations, cash flows and financial position and the ongoing uncertainty the virus has created around future operating results represented a triggering event during the first quarter of 2020 and continuing throughout the remainder of 2020.  For fiscal year 2020, the Company expects to record impairment expense of $1.1 million, primarily related to property and equipment and operating lease assets for certain stores that are projected to underperform to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.

Share Repurchase Program

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5 million of its common stock between August 9, 2020 and July 31, 2022.  The Company's previous share repurchase program expired in August 2020.  The Company will be able to resume share repurchases in the open market following completion of the Company's financial restatement and making all required periodic filings with the SEC.

On January 28, 2021, we entered into an agreement with an institutional shareholder of the Company, to repurchase 500,000 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $3.35 per share for a total of $1.7 million. The closing of the repurchase of these shares took place on February 1, 2021. Prior to the repurchase, the shares represented approximately 5.5% of our outstanding common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

NOTE:  This discussion has been impacted by the restatement described in the Restatement Footnote.  Certain of the financial and other information provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement adjustments.

Tandy Leather Factory, Inc. is one of the world’s largest specialty retailers of leather and leathercraft-related items.  Founded in 1919 in Fort Worth, Texas, and organized in 2005 as a Delaware corporation, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere.  Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, a hub for the local leathercrafting community and our 100-year heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are very difficult for others to replicate.

We sell our products primarily through company-owned stores and through orders generated from our four websites: tandyleather.com, tandyleather.ca, tandyleather.eu and tandyleather.com.au. We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

As of June 30, 2019, the Company operated a total of 116 retail stores.  There were 104 stores in the United States (“U.S.”), 11 stores in Canada and one store in Spain.  The Company operates a total of 106 retail stores as of May 2021.  There are 95 stores in the U.S., ten stores in Canada and one store in Spain.  All e-commerce sales through our websites were fulfilled and recognized through our network of retail stores.  During the second quarter of 2020, we consolidated U.S. e-commerce web order fulfillment from the stores to our Fort Worth distribution center.

We launched a new Commercial Program in April 2019 to better serve larger business customers, a majority of these customers and their sales were also recognized in retail stores through most of 2019.  For 2019, the Company operated as a single reportable segment and all reporting herein is presented on a consolidated basis.

New management joined the Company in October 2018 and set new strategic directions for both short and long term.  The overarching goal for 2019 and 2020 was to invest in rebuilding a foundation for growth by: 1) improving our brand proposition, 2) reversing the sales decline with business customers, 3) building our talent, processes, tools and systems and 3) positioning us for long-term growth.

Key initiatives in 2019 and 2020 included:

•	Simplifying and centralizing the pricing strategy, reducing the number of complex price levels, and creating a balance between everyday-low-prices (“EDLP”) and planned promotional events;

•	Enhancing our customer proposition with an upgraded web platform and experience, new branding and assortment architecture, and community-building initiatives;
•
Improving the quality and assortment of the product offering to better appeal to more advanced leather-crafters and business customers, and improving leather quality and consistency with a new in-house leather quality assurance process;

•
Assessing our retail stores based on a forecast of long-term four-wall cash flow.  Managing the fleet (store moves, closures, renewals) based on that forecast, which resulted in the closure of five stores in 2019 and one in early 2020, including stores in both Australia and the United Kingdom (“UK”), which were all cash flow negative and not strategic to ongoing operations;

•
Investing in retail talent with a focus on training and development, performance evaluations, promotion from within, career paths, achievable and controllable bonus structures, base pay reflective of geographic differences in cost-of-living, and a flattened organizational structure;

•
Building the Commercial Program - a team focused on the Company’s largest customers with a business model that meets these customers’ unique needs including dedicated sales representatives, clear and competitive volume-based pricing, personalized service and sourcing, shipping directly to customers from our distribution center, and improved product consistency, quality and availability;

•
Building the organization, processes, infrastructure, tools and systems to efficiently execute these strategies.  This included recruiting key talent with deep retail know-how, replacing decades-old systems (general ledger, point-of-sale, warehouse management and web) with modern tools, and building key best-practices across the company; and

•	Evaluating opportunities to grow the company with new store locations and formats, category growth and strategic partnerships.

The Restatement

In July 2019, the Company began an investigation of potential misstatements in its prior financial statements related to historical methods of valuation and expensing of inventory.  In October 2019, the Company announced that certain prior financial statements could not be relied upon.  Much effort and resources in 2019 and 2020 were spent investigating the nature and magnitude of the misstatements, determining the corrected values, developing and implementing improved controls, including new processes and systems, and creating and auditing these restated financials.  Through these efforts, we identified other areas that were also misstated, the details of which are described in the Restatement Footnote.  The discussion of financial results presented here is reflective of the restatement adjustments.

Nasdaq suspended trading in the Company’s shares on Nasdaq as of August 13, 2020 due to the Company not being current with its SEC filings.  Our stock has since traded on the Over-the-Counter Markets’ “Pink Sheets” under the symbol “TLFA.” Nasdaq denied our appeal of this decision, resulting in our stock being formally delisted on February 9, 2021.   We intend to reapply for Nasdaq listing once the Company has made the required filings.

COVID-19 and Outlook

In late 2019, a new strain of coronavirus (“COVID-19”) was detected in Wuhan, China and has since spread to other parts of the world, including the U.S.  On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic.  Federal, state, and local governments implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations.  As previously announced and for the health and safety of employees and customers, on March 17, 2020, the Company made the decision to begin temporary store closures.  The onset of the COVID-19 pandemic in March 2020 temporarily shifted our strategic focus to company survival and cash preservation.  We began closing stores on March 18, 2020, and by April 2, 2020, we temporarily closed all stores to the public.  While we pivoted to serve customers only online, the Company experienced significant decreases in demand for its products in Q2 and Q3 of 2020, negatively impacting net sales.

In response, we took immediate action to mitigate the impact of temporary store closures on our cash flows by: (i) furloughing 406 Tandy employees, comprising two-thirds of the Tandy work force, (ii) temporarily cutting corporate salaries, with deeper cuts for the Executive Leadership Team, (iii) negotiating abatements, deferrals and other favorable lease terms with landlords, and (iv) negotiating longer payment terms with our key product vendors.

Due to our size, we were not eligible for the Paycheck Protection Program administered through the Small Business Administration.  Also, due to our not being current on financial filings with the SEC, we were not able to obtain loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.  During the second quarter of 2020, the Company borrowed $0.4 million through the Spanish government’s Institute of Official Credit Guarantee for Small and Medium-sized Enterprises, a COVID-19 relief program.  The term of the agreement is for five years and the interest rate is fixed at 1.5%.  Based on the terms of the loan agreement, we make interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.  In Canada, we participated in the Canada Emergency Commercial Rent Assistance (“CECRA”) program for rent relief.  This program provided for a 75% reduction in the store rent for included stores for the months of April, May and June 2020.  We received total rent abatements under the program of $0.05 million.

During the second quarter of 2020 as leases expired or early terminations were negotiated, we permanently closed eight stores where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, Tandy operates 106 stores, including ten in Canada and one in Spain.

On May 22, 2020, our Fort Worth flagship store reopened to the public, the beginning of a phased approach to reopening our stores with limited hours, new protocols for sanitizing, social distancing, wearing masks and taking daily temperatures of employees.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public, and the store re-openings were well received by our employees and customers.  During the fourth quarter of 2020 and into the present, we continue to manage through the pandemic as we see increased spikes in COVID-19 infections and have been forced to close certain stores or move certain stores to “curbside only” operations.

While we previously fulfilled our web orders out of our retail stores, during the second quarter of 2020, we built a centralized web fulfillment capability in our Fort Worth distribution center and have been and expect to continue to fulfill web orders primarily through Fort Worth going forward.  Both our e-commerce business and stores have been performing above last year sales levels, but the future remains uncertain, and more store closures and/or the ongoing unemployment crisis could cause a material negative impact on future sales.

As part of the Company’s accounting policy for long-lived asset impairments, we believe the COVID-19 impact on the Company’s results of operations, cash flows and financial position and the ongoing uncertainty the virus has created around future operating results represented a triggering event starting in the first quarter of 2020 and continuing throughout the remainder of 2020.

Estimated impairment charges recognized during 2020 totaled approximately $1.1 million and primarily related to property and equipment and operating lease assets for certain stores that are projected to underperform to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our Comprehensive Form 10-K for the year ended December 31, 2019.  See Note 1, Basis of Presentation and Certain Significant Accounting Policies for disclosures related to our adoption of the new lease standard.

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via two methods: (1) at the store counter and (2) shipment of product generally via web sales.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer.  At the store counter, our performance obligation is met and revenue is recognized when a sales transaction occurs with a customer.  When merchandise is shipped to a customer, our performance obligation is met and revenue is recognized when title passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and title passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales is based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.  The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly.

Gift cards. We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.

Inventory.
Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.  Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process are valued on a first‑in, first out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.  We regularly review all inventory items to determine if there are (i) damaged goods (e.g., for leather, excessive scars or damage from ultra-violet (“UV”) light), (ii) items that need to be removed from our product line (e.g., slow-moving items, inability of a supplier to provide items of acceptable quality or quantity, and to maintain freshness in the product line) and (iii) pricing actions that need to be taken to adequately value our inventory at the lower of cost or net realizable value.  Since the determination of net realizable value of inventory involves both estimation and judgement with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset.  The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.  Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.  Inventory is physically counted twice annually in the Texas distribution center.  At the store level, inventory is physically counted each quarter.  Inventory is then adjusted in our accounting system to reflect actual count results.

Leases.  We lease certain real estate for our retail store locations under long-term lease agreements.  Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognize an operating lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term.  The present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain we will exercise such an option.  The exercise of lease renewal options is generally at our discretion.  Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability.  We discount lease payments using our incremental borrowing rate based on information available as of the measurement date.  Prior to 2019, rent expense on operating leases, including rent holidays and scheduled rent increases, was recorded on a straight‑line basis over the term of the lease, commencing on the date we took possession of the leased property. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid was recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets.  As of September 30, 2020, we had no finance leases.  As of December 31, 2019, we have no finance leases, no sublease agreements, and no lease agreements in which we are named as a lessor.  Subsequent to the recognition of our operating lease assets and lease liabilities, we recognize lease expense related to our operating leases on a straight-line basis over the lease term.  The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.  We also perform interim reviews of our operating lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

Impairment of Long-Lived Assets.  We evaluate long-lived assets on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  Upon the occurrence of a triggering event, right-of-use (“ROU”) lease assets, property and equipment and definite-lived intangible assets are reviewed for impairment and an impairment loss is recorded in the period in which it is determined that the carrying amount of the assets is not recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group.  The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the individual store level.  If the estimated undiscounted future net cash flows for a given store are less than the carrying amount of the related store assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets.  The impairment loss is then allocated across the asset group's major classifications which in this case are operating lease assets and property and equipment.  Triggering events at the store level could include material declines in operational and financial performance or planned changes in the use of assets, such as store relocation or store closure.  This evaluation requires management to make judgements relating to future cash flows, growth rates and economic and market conditions.  The fair value of an asset group is estimated using a discounted cash flow valuation method.

Stock-based Compensation.  The Company’s stock-based compensation relates primarily to restricted stock unit (“RSU”) awards.  Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value.  Compensation expense is recognized for service-based stock awards on a straight-line basis or ratably over the requisite service period, based on the closing price of the Company’s stock on the date of grant.  The service-based awards typically vest ratably over the requisite service period, provided that the participant is employed on the vesting date.  Compensation expense is reduced by actual forfeitures as they occur over the requisite service period of the awards.  Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets.  The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved.  If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized.  If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting.  If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed.  The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied.  We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

Income Taxes.  Income taxes are estimated for each jurisdiction in which we operate.  This involves assessing current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes.  Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income.  To the extent recovery is deemed not likely, a valuation allowance is recorded.  Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse.  The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that includes the enactment date of the change.  Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.  A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which new information becomes available.  We recognize interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We may be subject to periodic audits by the Internal Revenue Service and other taxing authorities.  These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to the various jurisdictions.

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table presents selected financial data:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
		Restated
Net sales	$17,196,815	$19,187,222	$(1,990,407)	(10.4%)
Gross profit	9,370,446	12,233,492	(2,863,046)	(23.4%)
Gross margin percentage	54.5%	63.8%	(9.3%)
Operating expenses	10,617,824	10,651,386	(33,562)	(0.3%)
Income (loss) from operations	$(1,247,378)	$1,582,106	$(2,829,484)	(178.8%)

Net Sales

Consolidated net sales for the quarter ended June 30, 2019 decreased $2 million, or 10.4%, compared to the same period in 2018, due to the impact of closing five stores, offset by opening two stores, the change in promotional cadence associated with our new pricing strategy that simplified our pricing strategy, out-of-stock on key items, and a decline in sales to our commercial customers during the transition to the new Commercial Program which includes dedicated sales representatives, special volume-based pricing tiers, and shipping directly from our Fort Worth warehouse.

	Three Months Ended June 30,
	2019		2018		2019 vs 2018
			Restated
	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	114	$16,705,788	114	$18,410,130	$(1,704,342)	(9.3)%
New stores	2	194,121	0	-	194,121	N/A
Closed stores	1	296,906	5	777,092	(480,186)	(61.8)%
Total at year-end	116	$17,196,815	119	$19,187,222	$(1,990,407)	(10.4)%

Our store footprint consisted of 116 stores at June 30, 2019 and 119 stores at June 30, 2018.  Since January 1, 2018, we have closed five stores, including Northampton, UK in September 2018; Irving, TX and Fort Wayne, IN in January 2019; Minto, Australia in February 2019; and Manchester, UK in June 2019.  Since January 1, 2018, we opened two stores including Austin, TX and Calgary, AB in July 2018.  A store is categorized as “new” until it is operating for the full comparable calendar period in the prior year.

Gross Profit

Our gross margin percentage for the quarter ended June 30, 2019 decreased to 54.5%, versus 63.8% in the same period in 2018, resulting in a gross profit decrease of $2.9 million.  This decrease was a result of a combination of factors including product and customer mix shifts, our move to a new pricing strategy, which lowered the highest pricing tiers to be on par with competition on key items, higher freight expenses, as well as promotions and steeper discounts on clearance items and for the store that we closed in Manchester, UK.

Operating expenses

Operating expenses decreased by 0.3% in the second quarter of 2019 compared to the second quarter of 2018, driven by an increase in stock-based compensation expense, offset by decreases in marketing expenses and other payroll expenses.

While we have invested in additional headcount in areas such as human resources, legal, technology and marketing, we have had some savings in other labor and benefit costs.  We will continue to look for ways to mitigate cost growth, although we may see a higher trend for the remainder of 2019 as we continue to invest in our strategic growth plan.

Other Expenses

We paid no interest on our bank debt in the second quarter of 2019 due to the full repayment of our outstanding debt in February 2019.  During the second quarter of 2018 we paid $0.1 million in interest on our bank debt.

Income Taxes

Our effective tax rate for the three months ended June 30, 2019 was 26.6% compared to 29.2% (restated) for the same period in 2018.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, and differences in tax rates.

Six Months Ended June 30, 2019 and 2018

The following table presents selected financial data:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
		Restated
Net sales	$38,138,137	$39,687,800	$(1,549,663)	(3.9%)
Gross profit	21,615,116	24,922,552	(3,307,436)	(13.3%)
Gross margin percentage	56.7%	62.8%	(6.1%)
Operating expenses	20,649,477	21,286,309	(636,832)	(3.0%)
Income (loss) from operations	$965,639	$3,636,243	$(2,670,604)	(73.4%)

Net Sales

Consolidated net sales for the six months ended June 30, 2019 decreased $1.5 million, or 3.9%, compared to the same period in 2018, primarily due to the impact of closing five stores, offset by opening two stores, the change in promotional cadence associated with our new pricing strategy, out-of-stock on key items, and a decline in sales to our commercial customers during the transition to the new Commercial Program which includes dedicated sales representatives, special volume-based pricing tiers, and shipping directly from our Fort Worth warehouse.

	Six Months Ended June 30,
	2019		2018		2019 vs 2018
			Restated
	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	114	$37,074,687	114	$38,293,196	$(1,218,509)	(3.2)%
New stores	2	410,135	0	-	410,135	N/A
Closed stores	1	653,315	5	1,394,604	(741,289)	(53.2)%
Total at year-end	116	$38,138,137	119	$39,687,800	$(1,549,663)	(3.9)%

Our store footprint consisted of 116 stores at June 30, 2019 and 119 stores at June 30, 2018.  Since January 1, 2018, we have closed five stores, including Northampton, UK in September 2018; Irving, TX and Fort Wayne, IN in January 2019; Minto, Australia in February 2019; and Manchester, UK in June 2019.  Since January 1, 2018, we opened two stores including Austin, TX and Calgary, AB in July 2018.  A store is categorized as “new” until it is operating for the full calendar period in the prior year.

Gross Profit

Our gross margin percentage for the six months ended June 30, 2019 declined to 56.7% versus 62.8% in the same period in 2018, resulting in a gross profit decrease of $3.3 million.  This decrease was a result of a combination of factors including product and customer mix shifts, our move to a new pricing strategy which lowered the highest pricing tiers to be on par with competition on key items, higher freight expenses, as well as promotions and steeper discounts on clearance items and for the store that we closed in Manchester, UK.

Operating expenses

Operating expenses for the six months ended June 30, 2019 were comparable to the same period of 2018.

We incurred $0.2 million of one-time costs related to the three stores that we closed in 2019, primarily related to lease obligations, involuntary termination benefits, and write-off of remaining unsold inventory.  In addition, we had an increase of $0.2 million in non-cash share-based compensation for restricted stock units that were granted in October 2018 to our CEO.  We opened two stores in July 2018, which added $0.1 million of operating costs to the first quarter 2019 but realized savings of $0.1 million related to stores that have closed.  In addition, in 2018, we relocated 4 stores and had no relocations in 2019, resulting in operating cost savings of $0.1 million.  Finally, we had net savings from print and postage costs of $0.1 million as we reduced some of our advertising activities.

While we have invested in additional headcount in areas such as human resources, legal, technology and marketing, we have had some savings in other labor and benefit costs.  We will continue to look for ways to mitigate cost growth.

Other Expenses

We paid less than $0.1 million in interest on our bank debt in the first half of 2019, compared to $0.1 million in the first half of 2018.  This decrease was due to the full repayment of our outstanding debt in February 2019.

Income Taxes

Our effective tax rate for the six months ended June 30, 2019 was 26.6% compared to 29.2% (restated) for the same period in 2018.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors.  Our cash balances as of June 30, 2019 totaled $11.3 million and as of March 31, 2021, our cash balance totaled $10.9 million.

Lines of Credit

As previously disclosed, on October 14, 2019, our management, in consultation with the Audit Committee, determined that Tandy's previously issued Consolidated Financial Statements as of and for (i) the years ended December 31, 2018 and 2017, (ii) the three and six-month periods ended June 30, 2018, (iii) the three and nine-month periods ended September 30, 2018, and (iv) the three-month period ended March 31, 2019,  should no longer be relied upon due to misstatements related to our accounting processes for inventory transactions, and we would restate such financial statements as part of the Restatement Process.  See the Restatement Footnote for further information around the Restatement Process.  As a result, the Company did not timely file with the SEC its Quarterly Reports on Form 10-Q for the periods ended June 30, and September 30, 2019, March 31, June 30, and September 30, 2020, and March 31, 2021 or its Annual Report on Form 10-K for fiscal 2019 and fiscal 2020 (collectively, the “Delinquent Filings”).  Under the terms of the Promissory Note agreements the Company had in place with its primary bank, BOKF, NA d/b/a Bank of Texas (“BOKF”), we were required to provide BOKF quarterly financial statements and compliance certificates. We were unable to provide these financial statements and compliance certificates for the Delinquent Filings noted above.  In response, on April 2, 2020, BOKF provided notice under the terms of the Promissory Note agreements that such Promissory Notes were cancelled.  As of the date of cancellation, Tandy had no borrowings outstanding under these credit facilities or with any other lending institution.  As of the date of this filing, Tandy has no lines of credit outstanding.

In August 2015, our Board of Directors authorized a share repurchase program, pursuant to which we were authorized to repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016 (collectively, “Repurchasing Shares”).  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2019.  In June 2019, the program was again amended to increase the number of shares available to one million as of such date and to extend the program through August 9, 2020.  During the three and six months ended June 30, 2019, we repurchased 3,837 shares at an average price of $5.36 per share and 131,782 shares at an average price of $5.58 per share, respectively.  As of June 30, 2019, there were 996,163 shares available for repurchase under the plan.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a working capital line of credit facility of up to $6 million which was secured by our inventory.  On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2021.  The Business Loan Agreement contained covenants that required us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios were calculated quarterly on a trailing four quarter basis.  As of June 30, 2019 and December 31, 2018, there were no amounts drawn on this line of credit.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a line of credit facility of up to $10 million for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permitted us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2020.  Subsequently, this line of credit was amended to increase the availability from $10 million to $15 million for the repurchase of shares of our common stock pursuant to our stock repurchase program through the end of the draw down period which was the earlier of August 9, 2020 or the date on which the entire amount was drawn.  In addition, this Promissory Note was amended on August 20, 2018 to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2024.  We were required to make monthly interest-only payments through September 18, 2020.  After this date, the principal balance would have rolled into a 4-year term note with principal and interest paid on a monthly basis with a maturity date of September 18, 2024.  This Promissory Note was secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  During the six months ended June 30, 2018, we drew $1.0 million on this line which was used to purchase 129,745 shares of our common stock.  As of December 31, 2018, the outstanding balance on this line of credit was $9.0 million.  During the quarter ended March 31, 2019, we fully paid off this line of credit with no pre-payment penalties incurred.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrued interest at the London Interbank Offered Rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85%.  Beginning August 20, 2018, the notes accrued interest at LIBOR plus 1.5%.  Neither line of credit carried commitment fees.

Share Repurchase Program

In August 2015, our Board of Directors authorized a share repurchase program, pursuant to which we were authorized to repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2019.  In June 2019, the program was again amended to increase the number of shares available to one million as of such date and to extend the program through August 9, 2020.

For the years ended December 31, we repurchased the following shares:

Year ended December 31,	Total shares repurchased	Average price per share
2019	131,782	$5.58
2018	243,387	$6.79

As of December 31, 2019, there were 996,163 shares that remained available for repurchase under the plan.

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022.  The Company's previous share repurchase program expired in August 2020.  The Company will be able to resume share repurchases in the open market following completion of the Company's financial restatement and making all required periodic filings with the SEC.

On January 28, 2021, we entered into an agreement with an institutional shareholder of the Company, to repurchase 500,000 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $3.35 per share for a total of $1.7 million. The closing of the repurchase of these shares took place on February 1, 2021. Prior to the repurchase, the shares represented approximately 5.5% of our outstanding common stock.

Cash Flows

	Six Months Ended June 30,
	2019	2018
		(Restated)
Net cash provided by operating activities	5,697,674	1,716,588
Net cash used in investing activities	(9,049,970)	(414,833)
Net cash used in financing activities	(9,692,125)	(12,248)
Effect of exchange rate changes on cash and cash equivalents	248,013	(417,036)
Net (decrease) increase in cash and cash equivalents	$(12,796,408)	$872,471

For the six-months period ended June 30, 2019, we generated $5.7 million of cash from operations driven by our efforts to streamline working capital levels and providing $7.2 million of operating cash from the liquidation of inventory offset by a reduction in accrued expenses of $2.3 million, in income taxes payable of $1.5 million and in operating lease liabilities of $1.7 million.  The 2019 net income of $0.6 million was offset by non-cash expenses of $3.9 million, including depreciation and amortization, impairments, and stock-based compensation.  With the cash generated from operations, we invested $10.7 million for the purchase of short-term U.S. Treasuries and sold short-term U.S. Treasuries at maturity for $1.7 million, and we invested $0.1 million in capital expenditures for the purchase of store fixtures and systems implementations.  We used cash in financing activities to extinguish $9.0 million of debt and to repurchase 129,745 shares of treasury stock for $0.7 million at an average price of $5.58 per share.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $12.8 million.

For the six-months period ended June 30, 2018, we generated $1.7 million of cash from operations primarily due to net income of $2.7 million and $0.6 million of non-cash expenses, including depreciation and amortization, impairments, and stock-based compensation and $1.5 million of working capital reduction including the increase of $0.7 million in inventory and $1.9 million in accrued expenses and other liabilities.  We invested $0.4 million in capital expenditures for new store fixtures, store relocations and remodels, and computer equipment.  And we borrowed $1.0 million to finance the purchase of 133,295 shares of treasury stock for $1.0 million at an average price of $7.47 per share.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $0.9 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the period ended June 30, 2019, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Management’s establishing and maintaining adequate internal control over financial reporting is based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A system of internal control over financial reporting should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, and therefore can provide only reasonable assurance with respect to reliable financial reporting.  Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements.

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of June 30, 2019 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

Control environment.  We concluded that we did not maintain effective controls in the following areas: (i) managerial functions, procedures and oversight; (ii) organizational structure, delegation of authority and responsibilities; (iii) segregation of duties; (iv) adequacy of trained accounting and financial reporting personnel to ensure that internal control responsibilities were performed effectively and material accounting errors were detected; and (v) maintenance and enforcement of internal control responsibilities, including holding individuals accountable for their internal control responsibilities.

Risk oversight environment.  We did not maintain adequate risk oversight measures related to the (i) identification and assessment of risks that could impact achieving our objectives; and (ii) identification and analysis of the potential changes that could affect our internal controls environment.

Control activities.  We concluded that we did not have effective control activities in the following areas: (i) selecting and developing control policies, procedures and activities to mitigate risks, including with respect to the methodologies used to calculate and report financial information and results; and (ii) selecting and implementing information technology and related systems supportive to our internal control over financial reporting.

Information processing and communication.  We identified deficiencies associated with information processing and communication within our internal control framework.  Specifically, we did not effectively communicate objectives and internal control responsibilities throughout the organization which contributed to inadequate documentation of processes and methodologies used to calculate and reconcile regular consolidation adjustments hindering clear communication with management, the Board of Directors and our independent auditors.

In addition, the documentation of inventory purchasing relied on paper-based vendor invoices and multi-step manual data-entry processes, some of which were subject to management override, which resulted in errors at multiple steps of the process, and deficiencies in communicating accurate information to management, the Board of Directors and our independent auditors.

Monitoring activities.  We concluded that we did not design and implement effective monitoring activities related to (i) selecting, developing, and performing separate evaluations of our internal control over financial reporting; and (ii) evaluating and communicating internal control deficiencies in a timely manner to parties responsible for taking corrective actions.

The issues described above resulted in the following errors in our financial statements previously filed with the SEC:

•	Inventory was not stated on a FIFO basis nor was it stated at the lower of FIFO cost or net realizable value;
•	Freight-in, warehousing and handling expenditures, factory labor and overhead and freight-out costs were not correctly capitalized;
•	Warehousing and handling expenditures were incorrectly classified as operating expenses;
•	Allowance for sales returns was incorrectly calculated and accounted for;
•	Net gift card liability was not correctly accounted for in 2017;
•	Lease asset and liability under ASC Topic 842 was incorrectly calculated;
•	PTO related accrued liabilities were incorrectly calculated;
•
Provision for income taxes, including adjustments related to the Tax Cuts and Jobs Act (the “Tax Act”), uncertain tax position (UTP) liability and related interest expense, and correction of taxable income on the return of our Canada and Spain foreign subsidiaries;

•
Foreign currency gains and losses associated with the Company’s Canadian subsidiary were incorrectly classified as a component of accumulated other comprehensive loss and the cumulative translation adjustments included in accumulated other comprehensive loss were not tax effected; and

•	Shares repurchased and subsequently cancelled were incorrectly accounted for as treasury stock.

Remediation Efforts to Address Material Weaknesses

Our management, including our CEO and CFO, has worked with expert accounting consultants and our Audit Committee to design and implement both a short-term and a long-term remediation plan to correct the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.  The following activities highlight our commitment to remediating our identified material weaknesses:

Since October 2019 and through the filing date of this Form 10-Q, we have taken the following measures, among others:

i.	Hired a new, highly-qualified CFO in January 2021 with extensive public-company experience;
ii.
Replaced critical roles within our accounting team with contract accounting resources and ultimately (ongoing) full-time employees with expertise in GAAP accounting, SEC reporting and disclosure, internal audit and internal controls;

iii.
Replaced our legacy accounting systems with an integrated enterprise resource planning (“ERP”) solution which includes general ledger, warehouse management and factory production modules designed to calculate inventory on a FIFO basis;

iv.	Made improvements to our accounting close process, including a formalized accounting close checklist establishing accountability for oversight and review;
v.
Documented process narratives in the following areas:  (i) financial reporting, (ii) inventory, (iii) purchasing and accounts payable, (iv) revenue, (v) fixed assets and lease accounting, (vi) general accounting, treasury and financial planning & analysis, (vii) tax, (viii) information technology (IT) governance, and (ix) HR and payroll; and

vi.
Created a risk controls matrix which includes, among other things, a comprehensive list of key and mitigating controls, a description of the risk the control is designed to mitigate, the individual responsible for each control, the frequency in which the control is performed, and a mapping of each control to the five COSO Framework components (control environment, risk assessment, control activities, information and communication, or monitoring activities).

Our continuing plan for remediation includes:

i.	Ongoing recruitment and hiring of permanent, qualified public-company accounting personnel;
ii.	Point-of-sale systems implementation that will be fully integrated with our new ERP system;
iii.
Redesigning our accounting procedures and activities to align with our new ERP system that will include built-in controls to improve upon the reliability of financial reporting and the preparation of financial statements in accordance with GAAP;

iv.	Reporting the progress and results of our remediation plan to the Audit Committee on a recurring basis, including the identification, status, and resolution of internal control deficiencies; and
v.
Creating a comprehensive approach to regularly evaluate the operating effectiveness of our disclosure controls and procedures and our internal control over financial reporting using the COSO Framework as a guide.

Control Environment

Our management, including our CEO and CFO, our Audit Committee and our Board of Directors have taken certain steps to set the proper tone-at-the-top in support of the Company’s values and climate to develop and maintain an effective internal control environment.  These actions include:

•
Recurring meetings with leadership, finance and accounting and other key functional areas to train staff on processes for oversight and emphasize each individual’s accountability for internal control compliance, and to create a pattern of regular discussion of such controls.

•
Periodic communications from the CEO, CFO and other key senior leaders on the Company’s mission, core values, Code of Business Conduct and Ethics, whistleblower policies, and each employee’s individual responsibility for internal control compliance.

•
Reorganization of the finance and accounting team to ensure appropriate segregation of duties, oversight and review of work, and recruiting and hiring qualified, competent employees with relevant experience for the roles.

•	Regular performance evaluations to include position-specific criteria for functional competence, including performance of internal control responsibilities.

Risk Oversight Measures

We continue to identify risks and enhance risk oversight measures.  In late 2019, we developed an annual strategic planning process designed to identify specific operating objectives for the organization and to conduct an assessment across the organization of the risks to meeting those objectives, including the risk of fraud.  Furthermore, on a quarterly basis, management will review our periodic filings to ensure that identified risks have been appropriately disclosed.  In the areas of reporting and compliance objectives, we are also developing a process to conduct monthly business reviews by functional area that would include risk assessments of reporting accuracy based on complexity and transaction levels as well as compliance with GAAP and other regulatory requirements, in order to evaluate whether our existing control activities appropriately mitigate such risks or if additional controls need to be employed.

Control Activities

We continue to redesign and implement our internal control activities.  Specifically, we conducted detailed working sessions to document our current and prior finance and accounting policies, procedures and step-by-step activities as a prerequisite to selecting a new systems vendor.  These sessions identified specific areas that required short-term improvement and long-term redesign of processes, structure, authorities and controls, and those actions include:
•
New systems designed to calculate inventory at FIFO and create efficiency and accuracy through integration: we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which went live on September 1, 2020.  We are still in the process of implementing our new point-of-sale system, which will be fully integrated with our ERP system and with a phased implementation across our fleet of stores throughout 2021.

•	Creation and implementation of newly-designed processes, structures, delegation of authority and controls, in accordance with the COSO Framework, including:
o	The creation of a risk controls matrix;
o	Driving a greater sense of accountability by requiring sub-certifications below the CEO and CFO level for certain key accounting, finance and operations personnel;
o
Quarterly updates for the CFO regarding upcoming accounting pronouncement and proposed changes to GAAP accounting standards, tax regulations, and other requirements that may impact the Company’s financial reporting;

o	Quarterly reviews of the most significant accounting estimates and judgements;
o	Validation of results through detailed variance analyses and reconciliation of account balances;
o	Monthly business review of actual financial performance compared to forecasts with participation from leadership across the organization; and
o
Establishing a disclosure committee comprised of key management throughout the different areas of the organization to evaluate the appropriateness of disclosures in the Company’s periodic filings on Forms 10-K and 10-Q and to support the CEO and CFO with the certification process.

Information Processing and Communication

The implementation of our new ERP system is expected to eliminate the need for many of the topside adjustment calculations that had to be performed because our legacy systems were not integrated and many of our accounting processes were manual.  This new ERP system allows us to automate certain accounting processes, reducing the risk of management override, and over time will eliminate the need for topside adjustments outside of the system.  In addition, management is developing detailed policies, procedures and internal controls related to our financial reporting and working with our ERP vendor to develop regular reporting from our new systems that can validate the quality of our data and provide accurate information to support internal and external reporting and audit requirements.

Monitoring Activities

In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, our management expects to continue to implement additional measures to address control deficiencies and further refine and improve the remediation efforts described above.  Specifically, we are developing a checklist of activities based on the criteria established in the COSO Framework against which we will assess the design of entity-level and activity-level controls, and the operational effectiveness of such controls.  Deficiencies identified in this process will be addressed by management, including our CEO and CFO.  This assessment, any deficiencies and any remedial actions will be shared and discussed with our Audit Committee and our independent auditors on a quarterly basis.

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020.  We are still in the process of implementing our new point-of-sale system, with a phased implementation throughout 2021.  Also, during January 2021, we hired a new CFO and a Corporate Controller, both highly-qualified individuals with public company experience.  Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of June 30, 2019, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 7, Commitments and Contingencies is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in our Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 – April 30, 2019	—	—	—	1,000,000
May 1 – May 31, 2019	—	—	—	1,000,000
June 1 – June 30, 2019	1,800	$5.27	1,800	998,200
Total	1,800	$5.27	1,800

(1)
Represents shares which may be purchased through our stock repurchase program, announced on August 10, 2015, permitting us to repurchase up to 1.2 million shares of our common stock at prevailing market prices.  Subsequently, the number of shares which may be purchased was increased by 1 million shares and the program was extended through, and expired on, August 9, 2020.  On August 9, 2020, the Company’s Board of Directors approved a new stock repurchase program allowing the Company to repurchase up to $5 million value of shares of our common stock on or prior to July 31, 2022.

(2)
The Company suspended repurchasing any shares under its program beginning in July 2019, because of the lack of publicly-available financial information of the Company during this period.  Management expects to resume the Company’s repurchase program (as conditions allow) following completion of our financial restatement and making all outstanding periodic filings with the SEC.

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

4.1*	Description of Securities.

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

10.5*	Amendment #1 to Tandy Leather Factory, Inc. 2013 Restricted Stock Plan.

10.6
Form of Non-Employee Director Restricted Stock Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.7*	Form of Employee Restricted Stock Award Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan.

10.8
Form of Employment Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.1 to Tandy Leather Factor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.9
Form of Stand-Alone Restricted Stock Unit Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.2 to Tandy Leather Factor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.10
Form of Stand-Alone Restricted Stock Unit Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.3 to Tandy Leather Factor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.11
Form of Separation Agreement and Release dated October 2, 2018 between the Company and Shannon Greene, filed as Exhibit 10.11 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 and incorporated by reference herein.

10.12
Form of Separation Agreement and Release dated October 2, 2018 between the Company and Mark Angus, filed as Exhibit 10.12 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 and incorporated by reference herein.

*10.13	Form of Separation and Release Agreement dated October 15, 2019 between the Company and Tina Castillo.

*10.14	Form of Stock Purchase Agreement dated January 28, 2021 between the Company and Central Square Management.

*14.1	Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors in May, 2021.

*21.1	Subsidiaries of Tandy Leather Factory, Inc.

*31.1	13a-14(a) or 15d-14(a) Certification by Janet Carr, Chief Executive Officer.

*31.2	13a-14(a) or 15d-14(a) Certification by Michael Galvan, Chief Financial Officer.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

*101.LAB	XBRL Taxonomy Extension Labels Document.

*101.PRE	XBRL Taxonomy Extension Presentation Document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: June 21, 2021	By:	/s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: June 21, 2021	By:	/s/ Michael Galvan
Michael Galvan
Chief Financial Officer