Form 10-Q
period 2019-09-30
TANDY LEATHER FACTORY INC
filed 2021-06-22
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

*Tandy Leather Factory, Inc.’s common stock previously traded on the NASDAQ Global Market under the symbol “TLF”. On August 13, 2020, Tandy Leather Factory, Inc.’s common stock began trading on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA”. Deregistration under Section 12(b) of the Exchange Act of 1934, as amended, became effective on May 10, 2021.

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

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

i

Cautionary Statement Regarding Forward-Looking Statements and Information

The following discussion, as well as other portions of this Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLFA”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Unless the context otherwise indicates, references in this Form 10-Q to “TLFA,” “we,” “our,” “us,” the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

EXPLANATORY NOTE

Tandy Leather Factory, Inc. is filing this Form 10-Q for the three and nine-month periods ended September 30, 2019 as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Form 10-Q contains our unaudited financial statements as of and for the three and nine months ended September 30, 2019, as well as restatements of the following previously filed periods: (i) our audited Consolidated Balance Sheet as of December 31, 2018, (ii) our unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018, (iii) our unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2018, and (iv) our unaudited Consolidated Statements of Stockholders’ Equity as of March 31, June 30, and September 30, 2018, and March 31, 2019.  Because of the amount of time that has passed since our last periodic report was filed with the SEC, discussion relating to our business and related matters is focused on our more recent periods and may also include certain information for periods after September 30, 2019.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	September 30, 2019 Unaudited	December 31, 2018 Restated (1)
ASSETS
CURRENT ASSETS:
Cash	$13,345,643	24,070,351
Short-term investments	9,103,191	-
Accounts receivable-trade, net of allowance for doubtful accounts of $17,339 and $15,703 at September 30, 2019 and December 31, 2018, respectively	497,729	408,170
Inventory	23,761,063	33,302,549
Prepaid income taxes	1,414,869	419,908
Prepaid expenses	1,207,653	1,283,795
Other current assets	144,118	331,805
Total current assets	49,474,266	59,816,578

Property and equipment, at cost	27,527,204	28,140,345
Less accumulated depreciation	(14,362,455)	(13,625,261)
Property and equipment, net	13,164,749	14,515,084

Operating lease assets	14,769,812	-
Deferred income taxes	1,599,211	1,092,293
Goodwill	957,686	954,765
Other intangibles, net of accumulated amortization of $692,869 and $690,869 at September 30, 2019 and December 31, 2018, respectively	14,500	16,500
Other assets	374,519	386,107
TOTAL ASSETS	$80,354,743	76,781,327

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,739,698	2,154,394
Accrued expenses and other liabilities	3,435,347	5,401,508
Operating lease liabilities	3,918,757	-
Current maturities of long-term debt	-	519,516
Total current liabilities	10,093,802	8,075,418

Uncertain tax positions	1,415,715	1,415,715
Other non-current liabilities	556,741	555,296
Operating lease liabilities, non-current	11,398,664	-
Long-term debt, net of current maturities	-	8,448,502

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,354,563 and 10,353,155 shares issued at September 30, 2019 and December 31, 2018, respectively	24,851	24,848
Paid-in capital	4,836,834	4,267,138
Retained earnings	63,040,254	64,476,378
Treasury stock at cost (1,424,376 and 1,292,594 shares at September 30, 2019 and December 31, 2018, respectively)	(9,772,982)	(9,037,783)
Accumulated other comprehensive loss (net of tax of $413,019 and $480,112 at September 30, 2019 and December 31, 2018, respectively)	(1,239,136)	(1,444,185)
Total stockholders' equity	56,889,821	58,286,396
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,354,743	76,781,327

(1)	As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 Restated (1)	2019	2018 Restated (1)

Net sales	$16,310,887	$18,878,263	$54,449,024	$58,566,063
Cost of sales	7,462,239	6,982,380	23,985,260	21,747,628
Gross profit	8,848,648	11,895,883	30,463,764	36,818,435

Operating expenses	11,253,081	10,995,989	31,902,558	32,282,298

Income (loss) from operations	(2,404,433)	899,894	(1,438,794)	4,536,137

Other (income) expense:
Interest expense	-	80,710	32,383	223,534
Other, net	(62,732)	(40,846)	(7,239)	(326,066)
Total other (income) expense	(62,732)	39,864	25,144	(102,532)

Income (loss) before income taxes	(2,341,701)	860,030	(1,463,938)	4,638,669

Provision (benefit) for income taxes	(623,249)	251,329	(389,630)	1,355,569

Net income (loss)	$(1,718,452)	$608,701	$(1,074,308)	$3,283,100

Foreign currency translation adjustments, net of tax	(196,777)	88,624	205,049	(255,142)

Comprehensive income (loss)	$(1,915,229)	$697,325	$(869,259)	$3,027,958

Net income (loss) per common share:
Basic	$(0.19)	$0.07	$(0.12)	$0.36
Diluted	$(0.19)	$0.07	$(0.12)	$0.36

Weighted average number of shares outstanding:
Basic	8,932,246	9,154,215	8,957,578	9,199,173
Diluted	8,932,246	9,160,022	8,957,578	9,201,577

(1)	As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended September 30,
	2019	2018 Restated (1)
Cash flows from operating activities:
Net income (loss)	$(1,074,308)	$3,283,100
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,386,579	1,312,830
Operating lease asset amortization	2,603,822	-
(Gain) loss on disposal of assets	(34,806)	4,556
Stock-based compensation	569,699	76,447
Deferred income taxes	(506,918)	(290,291)
Exchange (gain) loss	133,609	(136,898)
Changes in operating assets and liabilities:
Accounts receivable-trade	(122,561)	(10,900)
Inventory	9,573,489	(3,961,731)
Prepaid expenses	452,567	34,501
Other current assets	(105,485)	-
Accounts payable-trade	487,782	1,403,219
Accrued expenses and other liabilities	(1,758,537)	(1,652,826)
Income taxes, net	(997,654)	(418,970)
Other assets	(149,151)	352,313
Operating lease liability	(2,538,394)	-
Total adjustments	8,994,041	(3,287,750)
Net cash provided by (used in) operating activities	7,919,733	(4,650)

Cash flows from investing activities:
Purchase of property and equipment	(163,096)	(887,679)
Purchase of short-term investments	(16,392,706)	-
Proceeds from sales of short-term investments	7,395,000	-
Proceeds from sales of assets	84,475	17,718
Net cash used in investing activities	(9,076,327)	(869,961)

Cash flows from financing activities:
Proceeds from long-term debt	-	982,939
Payments on long-term debt	(8,968,018)	-
Repurchase of treasury stock	(735,199)	(995,238)
Net cash used in financing activities	(9,703,217)	(12,299)

Effect of exchange rate changes on cash and cash equivalents	135,103	(380,975)

Net decrease in cash and cash equivalents	(10,724,708)	(1,267,885)
Cash and cash equivalents, beginning of period	24,070,351	18,082,857

Cash and cash equivalents, end of period	$13,345,643	$16,814,972

(1)	As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
Unaudited

	Number of Shares Common Stock Outstanding	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018 as restated (1)	9,060,561	$24,848	$4,267,138	$(9,037,783)	$64,476,378	$(1,444,185)	$58,286,396
Cumulative effect of accounting change, net of tax - ASC 842	-	-	-	-	(361,816)	-	(361,816)
Stock-based compensation expense	-	-	185,825	-	-	-	185,825
Issuance of restricted stock	1,408	3	(3)	-	-	-	-
Purchase of treasury stock	(127,945)	-	-	(714,617)	-	-	(714,617)
Net income	-	-	-	-	1,519,811	-	1,519,811
Foreign currency translation adjustments, net of tax	-	-	-	-	-	314,493	314,493
Balance, March 31, 2019 as restated (1)	8,934,024	$24,851	$4,452,960	$(9,752,400)	$65,634,373	$(1,129,692)	$59,230,092
Stock-based compensation expense	-	-	191,936	-	-	-	191,936
Purchase of treasury stock	(1,800)	-	-	(9,490)	-	-	(9,490)
Net loss	-	-	-	-	(875,667)	-	(875,667)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	87,333	87,333
Balance, June 30, 2019	8,932,224	$24,851	$4,644,896	$(9,761,890)	$64,758,706	$(1,042,359)	$58,624,204
Stock-based compensation expense	-	-	191,938	-	-	-	191,938
Purchase of treasury stock	(2,037)	-	-	(11,092)	-	-	(11,092)
Net loss	-	-	-	-	(1,718,452)	-	(1,718,452)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(196,777)	(196,777)
Balance, September 30, 2019	8,930,187	$24,851	$4,836,834	$(9,772,982)	$63,040,254	$(1,239,136)	$56,889,821

Balance, December 31, 2017 as restated (1)	9,270,862	$24,768	$3,939,589	$(7,384,517)	$60,078,013	$(762,313)	$55,895,540
Stock-based compensation expense	-	-	28,969	-	-	-	28,969
Issuance of restricted stock	16,648	40	(40)	-	-	-	-
Purchase of treasury stock	(72,400)	-	-	(540,940)	-	-	(540,940)
Net income	-	-	-	-	1,516,656	-	1,516,656
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(58,992)	(58,992)
Balance, March 31, 2018 as restated (1)	9,215,110	$24,808	$3,968,518	$(7,925,457)	$61,594,669	$(821,305)	$56,841,233
Stock-based compensation expense	-	-	23,719	-	-	-	23,719
Purchase of treasury stock	(60,895)	-	-	(454,246)	-	-	(454,246)
Net income	-	-	-	-	1,157,743	-	1,157,743
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(284,774)	(284,774)
Balance, June 30, 2018 as restated (1)	9,154,215	$24,808	$3,992,237	$(8,379,703)	$62,752,412	$(1,106,079)	$57,283,675
Stock-based compensation expense	-	-	23,759	-	-	-	23,759
Purchase of treasury stock	(7)	-	-	(52)	-	-	(52)
Net income	-	-	-	-	608,701	-	608,701
Foreign currency translation adjustments, net of tax	-	-	-	-	-	88,624	88,624
Balance, September 30, 2018 as restated (1)	9,154,208	$24,808	$4,015,996	$(8,379,755)	$63,361,113	$(1,017,455)	$58,004,707

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

As of September 30, 2019, the Company operated a total of 116 retail stores.  There were 104 stores in the United States (“U.S.”), 11 stores in Canada and one store in Spain.  All e-commerce sales through our websites were fulfilled and recognized through our network of retail stores.  The Company currently operates a total of 106 retail stores.  There are 95 stores in the U.S., ten stores in Canada and one store in Spain.  During the second quarter of 2020, we consolidated U.S. e-commerce web order fulfillment from the stores to our Fort Worth distribution center.

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements.  In the opinion of management, the accompanying Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2019 and December 31, 2018, our results of operations for the three and nine-month periods ended September 30, 2019 and 2018, our cash flows for the nine-month periods ended September 30, 2019 and 2018, and our statements of stockholders equity as of March 31, June 30, and September 30, 2019 and 2018.  The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions.  The Company continually evaluates the information used to make these estimates as the business and the economic environment changes.  Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions.  These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Comprehensive Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2019 and December 31, 2018, we have established a sales return allowance of $0.2 million and $0.4 million, respectively, based on historical customer return behavior and other known factors.  The sales return allowance is included in accrued expenses and other liabilities, while an estimated value of the merchandise expected to be returned of $0.1 million and $0.2 million is included in other current assets as of September 30, 2019 and December 31, 2018, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  At both September 30, 2019 and December 31, 2018, our gift card liability, included in accrued expenses and other liabilities, totaled $0.2 million.

During 2019, we ended our wholesale pricing club program where customers received lower prices in exchange for a yearly membership fee.  Under this program, the yearly membership fee when paid is recorded as deferred revenue and is recognized in net sales throughout the one-year period.  As of September 30, 2019 and December 31, 2018, our deferred revenue associated with this program and included in accrued expenses and other liabilities was $0.1 million and $0.6 million, respectively.  We recognized gift card revenue of $0.2 million during the nine months ended September 30, 2019 from the December 31, 2018 deferred revenue balance, and $0.2 million in 2018 from the December 31, 2017 deferred revenue balance.

For the three and nine months ended September 30, 2019, we recognized $0.4 million, and $1.7 million, respectively, and for the three and nine months ended September 30, 2018, we recognized $1.1 million and $2.5 million, respectively, in net sales associated with gift cards and the wholesale pricing club membership fees.

Disaggregated Revenue.  In the following table, revenue for the three and nine months ended September 30, 2019 and 2018 is disaggregated by geographic areas as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 Restated	2019	2018 Restated

United States	$14,366,731	$16,462,499	$47,746,719	$50,925,942
Canada	1,445,451	1,574,710	4,573,173	4,926,527
All other countries	498,705	841,054	2,129,132	2,713,594
Net sales	$16,310,887	$18,878,263	$54,449,024	$58,566,063

Geographic sales information is based on the location of the customer.  Excluding Canada, no single foreign country had net sales greater than 1.7% of our consolidated net sales for the three or nine-month periods ended September 30, 2019 and 2018.

Discounts.  Prior to 2019, we maintained five price levels:  retail, wholesale gold, wholesale elite, business, and manufacturer.  Since May of 2019 (April of 2019 in Canada), we now offer a single retail price level, plus three volume-based levels for commercial customers.  Discounts from those price levels are offered to Business, Military/First Responder and Employee customers.  Such discounts do not convey a material right to these customers since the discounted pricing they receive at the point of sale is not dependent upon any previous or subsequent purchases.  As a result, sales are reported after deduction of discounts at the point of sale.  We do not pay slotting fees or make other payments to resellers.

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

	September 30, 2019	December 31, 2018 Restated

On hand:
Finished goods held for sale	$21,807,402	$31,263,806
Raw materials and work in process	654,812	919,202
Inventory in transit	1,298,849	1,119,541
TOTAL	$23,761,063	$33,302,549

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

Prior to 2019, rent expense on operating leases, including rent holidays and scheduled rent increases, was recorded on a straight‑line basis over the term of the lease, commencing on the date we took possession of the leased property. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

During the first nine months of 2019, no indicators of impairment were identified.  Further, the only change in our goodwill for the nine-month periods ended September 30, 2019 and 2018 resulted from foreign currency translation loss of less than $0.1 million and a foreign currency translation gain of $0.1 million, respectively, and recorded in accumulated other comprehensive loss.

Our intangible assets, excluding goodwill, and related accumulated amortization consisted of the following:

	September 30, 2019
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554,369	$547,202	$7,167
Non-compete agreements	153,000	145,667	7,333
TOTAL	$707,369	$692,869	$14,500

	December 31, 2018 Restated
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554,369	$546,702	$7,667
Non-compete agreements	153,000	144,167	8,833
TOTAL	$707,369	$690,869	$16,500

All our intangible assets, other than goodwill, are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million during both the nine months ended September 30, 2019 and 2018 was recorded in operating expenses, and non-compete intangible assets were fully amortized during 2019 upon the expiration of such agreements.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt.  As of September 30, 2019, and December 31, 2018, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three and nine months ended September 30, 2019 and during the year ended December 31, 2018.

Short-Term Investments.  We determine the appropriate classification of investments at the time of purchase, and we re-evaluate that determination at each balance sheet date.  Investments are recorded as either short-term or long-term on the Consolidated Balance Sheet, based on contractual maturity date.

As of September 30, 2019, we held investments in U.S. Treasuries with maturity values of $9.2 million and maturities less than one year.  We have classified these investments in debt securities as held-to-maturity.  Such investments are recorded at amortized cost with book value approximating fair value which is based on Level 1 inputs for these investments.

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

During the nine months ended September 30, 2019, the Company recognized no impairment loss related to its operating lease assets.

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

We are filing this Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2019 as part of our efforts to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Form 10-Q contains our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019 as well as restatements of the comparable periods, specifically: (i) our audited Consolidated Balance Sheet as of December 31, 2018, (ii) our unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018, (iii) our unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2018, and (iv) our unaudited Consolidated Statements of Stockholders’ Equity as of December 31, 2017, March 31, June 30,  September 30, and December 31, 2018 and March 31, 2019.

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

The inventory restatement adjustments below were first identified by management as a result of a deeper analysis of legacy systems and practices that were in place for many years and which the Company is now working to replace.  Management identified the following areas in which the accounting for inventory did not adhere to the Company’s inventory accounting policy:

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

For the three and nine months ended September 30, 2018, restatement adjustments related to the tax effect of pre-tax restatement adjustments totaled $0.1 million of income tax expense for both periods.  Restatement adjustments related to correction of tax related misstatements totaled $0.3 million of income tax benefit for the three months ended September 30, 2018, and $0.2 million of income tax benefit for the nine months ended September 30, 2018.

Accruals and Other

(7)
There were misstatements related to the recognition of accrued paid-time-off (PTO) resulting in understatement of accrued expenses and other liabilities as well as other misstatements primarily related to recognition of other accrued operating expenses, payroll related costs, long-term debt classification and cash cutoff for outstanding checks, break out impairment expense previously included in operating expenses, and reclass of leasehold improvements from prepaid expenses to property and equipment,  all of which are being corrected in connection with the restatement of previously issued financial statements.

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

Foreign Currency Gains & Losses and Cumulative Translation Adjustments

(9)
Foreign currency gains and losses associated with the activity of the Company’s Canadian subsidiary were incorrectly classified as a component of accumulated other comprehensive income (loss).  These gains and losses have been restated and are now included in net income (loss).

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

Restatement Reconciliation Tables

The following tables present a reconciliation of our Consolidated Balance Sheet as previously reported as of December 31, 2018 to the restated amounts shown in this filing.  We have also presented a reconciliation of our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018, and Consolidated Statement of Cash Flows for the nine months ended September 30, 2018, as previously reported to the restated amounts shown in this filing.  The following restatement adjustment footnote numbers correspond to the restatement adjustment descriptions above.

Tandy Leather Factory, Inc.
Consolidated Balance Sheet

	December 31, 2018
	As Reported	Adjustments			As Restated
ASSETS
CURRENT ASSETS:
Cash	$24,070,351	$-			$24,070,351
Accounts receivable-trade, net of allowance for doubtful accounts of $15,703	408,170	-			408,170
Inventory	33,867,276	(564,727)	(1)	(2)(3)(4)(7)	33,302,549
Prepaid income taxes	383,478	36,430	(6)		419,908
Prepaid expenses	1,244,754	39,041	(7)		1,283,795
Other current assets	161,208	170,597	(7)		331,805
Total current assets	60,135,237	(318,659)			59,816,578

Property and equipment, at cost	28,005,563	134,782	(7)		28,140,345
Less accumulated depreciation	(13,606,266)	(18,995)	(7)		(13,625,261)
Property and equipment, net	14,399,297	115,787			14,515,084

Deferred income taxes	248,228	844,065	(6)		1,092,293
Goodwill	954,765	-			954,765
Other intangibles, net of accumulated amortization of $690,869	16,500	-			16,500
Other assets	386,107	-			386,107
TOTAL ASSETS	76,140,134	641,193			76,781,327

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	1,978,840	175,554	(7)		2,154,394
Accrued expenses and other liabilities	4,176,479	1,225,029	(4	)(7)	5,401,508
Current maturities of long-term debt	747,335	(227,819)	(7)		519,516
Total current liabilities	6,902,654	1,172,764			8,075,418

Uncertain tax positions	-	1,415,715	(6)		1,415,715
Deferred income taxes	1,556,493	(1,556,493)	(6	)(9)	-
Other non-current liabilities	-	555,296	(6)		555,296
Long-term debt, net of current maturities	8,220,683	227,819	(7)		8,448,502

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:	-	-			-
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-			-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,353,155 shares issued	27,232	(2,384)	(10)		24,848
Paid-in capital	7,158,821	(2,891,683)	(10)		4,267,138
Retained earnings	65,716,761	(1,240,383)	(1) (2	)(3)(4)(6)(7)(9)	64,476,378
Treasury stock at cost (1,292,594 shares)	(11,931,850)	2,894,067	(10)		(9,037,783)
Accumulated other comprehensive loss (net of tax of $480,112)	(1,510,660)	66,475	(9)		(1,444,185)
Total stockholders' equity	59,460,304	(1,173,908)			58,286,396
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	76,140,134	641,193			76,781,327

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income (Loss)
Unaudited

	Three Months Ended September 30, 2018
	As Reported	Adjustments			As Restated

Net sales	$18,887,099	$(8,836)	(4)		$18,878,263
Cost of sales	7,040,266	(57,886)	(1)	(2)(3)(4)(5)	6,982,380
Gross profit	11,846,833	49,050			11,895,883

Operating expenses	11,531,389	(535,400)	(5	)(7)	10,995,989

Income from operations	315,444	584,450			899,894

Other expense:
Interest expense	80,710	-			80,710
Other, net	(40,846)	-			(40,846)
Total other expense	39,864	-			39,864

Income before income taxes	275,580	584,450			860,030

Provision (benefit) for income taxes	397,114	(145,785)	(6)		251,329

Net income (loss)	$(121,534)	$730,235			$608,701

Foreign currency translation adjustments, net of tax	118,165	(29,541)	(9)		88,624

Comprehensive income (loss)	$(3,369)	$700,694			$697,325

Net income (loss) per common share:
Basic	$(0.01)	$0.08			$0.07
Diluted	$(0.01)	$0.08			$0.07

Weighted average number of shares outstanding:
Basic	9,154,209	9,154,215			9,154,215
Diluted	9,155,031	9,160,022			9,160,022

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income
Unaudited

	Nine Months Ended September 30, 2018
	As Reported	Adjustments			As Restated

Net sales	$58,353,784	$212,279	(4)		$58,566,063
Cost of sales	20,545,547	1,202,081	(1)	(2)(3)(4)(5)(7)	21,747,628
Gross profit	37,808,237	(989,802)			36,818,435

Operating expenses	33,742,351	(1,460,053)	(5	)(7)	32,282,298

Income from operations	4,065,886	470,251			4,536,137

Other (income) expense:
Interest expense	223,534	-			223,534
Other, net	(126,459)	(199,607)	(9)		(326,066)
Total other (income) expense	97,075	(199,607)			(102,532)

Income before income taxes	3,968,811	669,858			4,638,669

Provision (benefit) for income taxes	1,376,634	(21,065)	(6)		1,355,569

Net income	$2,592,177	$690,923			$3,283,100

Foreign currency translation adjustments, net of tax	(154,642)	(100,500)	(9)		(255,142)

Comprehensive income	$2,437,535	$590,423			$3,027,958

Net income per common share:
Basic	$0.28	$0.08			$0.36
Diluted	$0.28	$0.08			$0.36

Weighted average number of shares outstanding:
Basic	9,199,173	9,199,173			9,199,173
Diluted	9,199,959	9,201,577			9,201,577

Tandy Leather Factory, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Nine Months Ended September 30, 2018
	As Reported	Adjustments			As Restated
Cash flows from operating activities:
Net income	$2,592,177	$690,923			$3,283,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,310,774	2,056	(7)		1,312,830
(Gain) loss on disposal of assets	4,556	-			4,556
Stock-based compensation	76,447	-			76,447
Deferred income taxes	(115,460)	(174,831)	(6	)(9)	(290,291)
Exchange (gain) loss	(93,163)	(43,735)	(9)		(136,898)
Changes in operating assets and liabilities:
Accounts receivable-trade	42,600	(53,500)	(7)		(10,900)
Inventory	(3,409,433)	(552,298)	(1)	)(2)(4)	(3,961,731)
Prepaid expenses	125,034	(90,533)	(6	)(7)	34,501
Other current assets	(111,688)	111,688	(7)		-
Accounts payable-trade	28,525	1,374,694	(7)		1,403,219
Accrued expenses and other liabilities	(609,577)	(1,043,249)	(4	)(7)	(1,652,826)
Income taxes	(475,082)	56,112	(6)		(418,970)
Other assets	(5,736)	358,049	(7)		352,313
Total adjustments	(3,232,203)	(55,547)			(3,287,750)
Net cash provided (used) by operating activities	(640,026)	635,376			(4,650)

Cash flows from investing activities:
Purchase of property and equipment	(887,679)	-			(887,679)
Proceeds from sales of assets	17,718	-			17,718
Net cash used in investing activities	(869,961)	-			(869,961)

Cash flows from financing activities:
Proceeds from long-term debt	982,939	-			982,939
Repurchase of treasury stock	(995,238)	-			(995,238)
Net cash used in financing activities	(12,299)	-			(12,299)

Effect of exchange rate changes on cash and cash equivalents	-	(380,975)	(9)		(380,975)

Net (decrease) increase in cash and cash equivalents	(1,522,286)	254,401			(1,267,885)
Cash and cash equivalents, beginning of period	18,337,258	(254,401)			18,082,857

Cash and cash equivalents, end of period	$16,814,972	$-			$16,814,972

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

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a working capital line of credit facility of up to $6 million which was secured by our inventory.  On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2021.  The Business Loan Agreement contained covenants that required us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios were calculated quarterly on a trailing four quarter basis.  As of September 30, 2019 and December 31, 2018, there were no amounts drawn on this line of credit.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a line of credit facility of up to $10 million for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permitted us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2020.  Subsequently, this line of credit was amended to increase the availability from $10 million to $15 million for the repurchase of shares of our common stock pursuant to our stock repurchase program through the end of the draw down period which was the earlier of August 9, 2020 or the date on which the entire amount was drawn.  In addition, this Promissory Note was amended on August 20, 2018 to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2024.  We were required to make monthly interest-only payments through September 18, 2020.  After this date, the principal balance would have rolled into a 4-year term note with principal and interest paid on a monthly basis with a maturity date of September 18, 2024.  This Promissory Note was secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  For the nine months ended September 30, 2018, we drew $1.0 million on this line which was used to purchase 131,782 shares of our common stock pursuant to our stock repurchase program.  As of December 31, 2018, the outstanding balance on this line of credit was $9.0 million.  During the quarter ended March 31, 2019, we paid off this line of credit with no pre-payment penalties incurred.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrued interest at the London Interbank Offered Rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85%.  Beginning August 20, 2018, the notes accrued interest at LIBOR plus 1.5% (3.589% at September 30, 2019).  Neither line of credit carried commitment fees.

The amount outstanding under the above agreements consisted of the following:

	September 30, 2019	December 31, 2018 Restated
Business loan agreement with BOKF – collateralized by real estate; payable as follows:

Line of credit note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2024	$-	$8,968,018

Line of credit note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2021	-	-
	$-	$8,968,018
Less current maturities	-	519,516
TOTAL	$-	$8,448,502

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

4.  INCOME TAX

Our effective tax rate for the three and nine months ended September 30, 2019 was 26.6% for both periods, compared to 29.2% (restated) for the same periods in 2018.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, and differences in tax rates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021.  In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  The Company is currently evaluating the impact of the CARES Act and expects that the NOL carryback provision of the CARES Act will result in a cash tax benefit to the Company.

5.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares of our common stock for restricted stock and restricted stock unit (“RSU”) awards, on or prior to June 2018, to our executive officers, non-employee directors and other key employees (of which, there were 167,593 shares available for future awards as of September 30, 2019).  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In March 2019 and 2020, as part of their annual director compensation, certain of our non-employee directors were granted a total of 28,191 and 24,010 service-based RSUs, respectively, under the 2013 Plan which will vest ratably over the next three years provided that the participant is still on the board on the vesting date.  In December 2019 certain of our key employees were granted a total of 17,988 service-based RSUs under the 2013 Plan which will vest ratably over the next three years provided that the participants are employed on the vesting date.

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

A summary of the activity for non-vested restricted stock and RSU awards as of September 30, 2019 and 2018 is presented below:

	Shares	Grant Fair Value
Balance, December 31, 2018	657,717	$7.39
Granted	28,191	5.64
Forfeited	(5,319)	5.64
Vested	(1,408)	7.72
Balance, September 30, 2019	679,181	$7.39

Balance, December 31, 2017	36,803	$7.93
Vested	(16,648)	8.22
Balance, September 30, 2018	20,155	$7.93

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.6 million for the three and nine-month periods ended September 30, 2019, respectively, and less than $0.1 million and $0.1 million for the three and nine-month periods ended September 30, 2018, respectively.

As of September 30, 2019, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of September 30, 2019, there was unrecognized compensation cost related to non-vested, service-based restricted stock and RSU awards of $3.0 million which will be recognized in each of the following years:

Unrecognized Expense
2019	$213,038
2020	777,537
2021	758,325
2022	721,284
2023	509,910
$2,980,094

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the nine months ended September 30, 2019, we issued 1,408 shares resulting from the vesting of restricted stock.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

6.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed based on the weighted average number of common shares outstanding during the period.  Diluted EPS includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Company’s restricted stock plan, had been issued.  Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted earnings per share as their impact would be anti-dilutive.  Diluted EPS is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (1)	2018 Restated	2019 (1)	2018 Restated

Numerator:
Net income (loss)	$(1,718,452)	$608,701	$(1,074,308)	$3,283,100

Denominator:
Basic weighted-average common shares ouststanding	8,932,246	9,154,215	8,957,578	9,199,173
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	294	-	11
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	-	5,513	-	2,393
Diluted weighted-average common shares outstanding	8,932,246	9,160,022	8,957,578	9,201,577

(1)
For the three and nine-months ended September 30, 2019, there were 2,704 and 5,200 shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive due to a net loss in those periods.

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

Delisting of Company’s Common Stock

As previously disclosed, the Company was unable to timely file the Delinquent Filings due to the Restatement Process.  As a result, on February 18, 2020, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), the Company’s common stock would be subject to suspension and delisting from Nasdaq due to non-compliance with Nasdaq Listing Rule 5250(c)(1).  On May 1, 2020, the Panel granted the Company’s request to remain listed on Nasdaq, subject to the Company filing all current and overdue quarterly and annual reports with the Securities and Exchange Commission on or before August 10, 2020.  Because the Restatement Process was not complete by such date, Nasdaq suspended trading in our shares as of August 13, 2020. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA”.  Nasdaq denied our appeal of this decision, resulting in our stock being formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing once the Company has made the required Exchange Act filings.

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

None of the Company’s lease agreements contain contingent rental payments, material residual value guarantees or material restrictive covenants.  The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.  As of September 30, 2020, the Company had no finance leases, no sublease agreements, and no lease agreements in which it is named as a lessor.  During the fourth quarter of 2020, the Company entered into a few finance leases.

The Company performs interim reviews of its long-lived assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.  Excluding the January 1, 2019 impairment charge to retained earnings upon the adoption of Topic 842, no impairment expense associated with operating lease assets was recognized during the three and nine months ended September 30, 2019.

Additional information regarding the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	September 30, 2019
Assets:
Non-current	Operating lease assets	$14,769,812

Liabilities:
Current	Operating lease liabilities	$3,918,757
Non-current	Operating lease liabilities, noncurrent	11,398,664
Total lease liabilities		$15,317,421

Lease Cost	Income Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Operating expenses	$1,031,445	$3,120,156
Variable lease cost (1)	Operating expenses	216,533	685,527
Total lease cost		$1,247,978	$3,805,683

(1)
Variable lease cost includes payments for certain real estate taxes, insurance, common area maintenance, and other charges related to lease agreements, which are not included in the measurement of the operating lease liabilities.

Maturity of Lease Liabilities	September 30, 2019
2019	$1,022,821
2020	3,884,481
2021	3,275,976
2022	2,405,989
2023	1,718,825
Thereafter	4,995,395
Total lease payments (1)	$17,303,487
Less: Interest	(1,986,066)
Present value of lease liabilities	$15,317,421
(1) Operating lease payments exclude $0.3 million of legally binding minimum lease payments for leases signed, but not yet commenced as of September 30, 2019.

As of September 30, 2019, the weighted average remaining lease term for our operating leases was 6.1 years, and the weighted average discount rate used to measure our operating leases was 4.1%.

Other Information	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,023,521	$3,055,534

ROU assets obtained in exchange for lease obligations	$-	$18,076,962

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

Due to our size, we were not eligible for the Paycheck Protection Program administered through the Small Business Administration.  Also, due to our not being current on financial filings with the SEC, we were not able to obtain loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.  During the second quarter of 2020, the Company borrowed $0.4 million through the Spanish government’s Institute of Official Credit Guarantee for Small and Medium-sized Enterprises, a COVID-19 relief program.  The term of the agreement is for five years and the interest rate is fixed at 1.5%.  Based on the terms of the loan agreement, we make interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.  In Canada, we participated in the Canada Emergency Commercial Rent Assistance (“CECRA”) program for rent relief.  This program provided for a 75% reduction in the store rent for included stores for the months of April, May and June 2020.  We received total rent abatements under the program of less than $0.05 million.

During the second quarter of 2020, as leases expired or early terminations were negotiated, we permanently closed eight stores where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform, creating additional savings in operating expenses.  After these permanent closures, 106 stores remained, including ten in Canada and one in Spain.

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

While we previously fulfilled our web orders out of our retail stores, given the drastic change in market conditions, we have now built a centralized web fulfillment capability in our Fort Worth distribution center and will be fulfilling web orders primarily through Fort Worth going forward.  Both our e-commerce business and stores that have reopened have been performing above last year sales levels, but the future remains uncertain and more store closures and/or the ongoing unemployment crisis could cause a material negative impact to future sales.

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

As of September 30, 2019, the Company operated a total of 116 retail stores.  There were 104 stores in the U.S., 11 stores in Canada and one store in Spain.  The Company currently operates a total of 106 retail stores.  There are 95 stores in the U.S., ten stores in Canada and one store in Spain.  All e-commerce sales through our websites were fulfilled and recognized through our network of retail stores.  During the second quarter of 2020, we consolidated U.S. e-commerce web order fulfillment from the stores to our Fort Worth distribution center.

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

Key initiatives in 2019 and 2020 included:

◾	Simplifying and centralizing the pricing strategy, reducing the number of complex price levels, and creating a balance between everyday-low-prices (“EDLP”) and planned promotional events;

◾	Enhancing our customer proposition with an upgraded web platform and experience, new branding and assortment architecture, and community-building initiatives;
◾
Improving the quality and assortment of the product offering to better appeal to more advanced leather-crafters and business customers, and improving leather quality and consistency with a new in-house leather quality assurance process;

◾
Assessing our retail stores based on a forecast of long-term four-wall cash flow.  Managing the fleet (store moves, closures, renewals) based on that forecast, which resulted in the closure of five stores in 2019 and one in early 2020, including stores in both Australia and the United Kingdom (“UK”), which were all cash flow negative and not strategic to ongoing operations;

◾
Investing in retail talent with a focus on training and development, performance evaluations, promotion from within, career paths, achievable and controllable bonus structures, base pay reflective of geographic differences in cost-of-living, and a flattened organizational structure;

◾
Building the Commercial Program - a team focused on the Company’s largest customers with a business model that meets these customers’ unique needs including dedicated sales representatives, clear and competitive volume-based pricing, personalized service and sourcing, shipping directly to customers from our distribution center, and improved product consistency, quality and availability;

◾
Building the organization, processes, infrastructure, tools and systems to efficiently execute these strategies.  This included recruiting key talent with deep retail know-how, replacing decades-old systems (general ledger, point-of-sale, warehouse management and web) with modern tools, and building key best-practices across the company; and

◾	Evaluating opportunities to grow the company with new store locations and formats, category growth and strategic partnerships.

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

Nasdaq suspended trading in the Company’s shares as of August 13, 2020 due to the Company not being current with its SEC filings.  Our stock has since traded on the Over-the-Counter Markets’ “Pink Sheets” under the symbol “TLFA.”  Nasdaq denied the Company’s appeal of this decision, resulting in the Company’s stock being formally delisted by Nasdaq on February 9, 2021.  We intend to reapply for Nasdaq listing once the Company has made the required filings.

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

Eight stores were permanently closed during the second quarter of 2020 as leases expired or early terminations were negotiated, where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, Tandy operates 106 stores, including ten in Canada and one in Spain.

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

Stock-based Compensation.  The Company’s stock-based compensation primarily relates to restricted stock unit (“RSU”) awards.  Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value.  Compensation expense is recognized for service-based stock awards on a straight-line basis or ratably over the requisite service period, based on the closing price of the Company’s stock on the date of grant.  The service-based awards typically vest ratably over the requisite service period, provided that the participant is employed on the vesting date.  Compensation expense is reduced by actual forfeitures as they occur over the requisite service period of the awards.  Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets.  The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved.  If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized.  If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting.  If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed.  The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied.  We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following table presents selected financial data:

	Three Months Ended September 30,
	2019	2018 Restated	$ Change	% Change

Sales	$16,310,887	$18,878,263	$(2,567,376)	(13.6%)
Gross profit	8,848,648	11,895,883	(3,047,235)	(25.6%)
Gross margin percentage	54.2%	63.0%	(8.8%)
Operating expenses	11,253,081	10,995,989	257,092	2.3%
Income from operations	$(2,404,433)	$899,894	$(3,304,327)	(367.2%)

Net Sales

Consolidated net sales for the quarter ended September 30, 2019 decreased $2.6 million, or 13.6%, compared to the same period in 2018, due to the impact of closing five stores, offset by opening two stores, the change in promotional cadence associated with our new pricing strategy, out-of-stock on key items, and a decline in sales to our commercial customers during the transition to the new Commercial Program which includes dedicated sales representatives, special volume-based pricing tiers, and shipping directly from our Fort Worth warehouse.

	Three Months Ended September 30, 2019
	2019		2018 Restated		2019 vs 2018

	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	106	$15,421,208	114	$18,023,223	$(2,602,015)	(14.4)%
New stores	-	-	2	143,265	(143,265)	(100.0)%
Closed stores	10	889,679	5	711,775	177,904	25.0%
Total at year-end	116	$16,310,887	120	$18,878,263	$(2,567,376)	(13.6)%

Our store footprint consisted of 116 stores at September 30, 2019 and 120 stores at September 30, 2018.  Since January 1, 2018, we have closed five stores, including Northampton, UK in September 2018; Irving, TX and Fort Wayne, IN in January 2019; Minto, Australia in February 2019; and Manchester, UK in June 2019.  Since January 1, 2018, we opened two stores including Austin, TX and Calgary, AB in July 2018.  For the purposes of comparable store sales, a store is categorized as “new” until it is operating for the full calendar period in the prior year.

Gross Profit

Our gross margin percentage for the quarter ended September 30, 2019 declined to 54.2%, versus 63.0% in the same period in 2018, resulting in a gross profit decrease of $3.0 million.  This decrease was a result of a combination of factors including product and customer mix shifts, our move to a new pricing strategy, which lowered the highest pricing tiers to be on par with competition on key items, higher freight expenses, and added reserves for inventory write-downs in 2019, facilitating promotions and steeper discounts on clearance items enabling the store inventory to be kept fresh.

Operating expenses

	Three Months Ended September 30,
	2019	2018
Operating expenses	$11,253,081	$10,995,989
Non-routine items related to restatement	(297,302)	-
Adjusted operating expenses	$10,955,779	$10,995,989

Operating expenses % of sales	69.0%	58.2%
Adjusted Operating expenses % of sales	67.2%	58.2%

Operating expenses increased $0.3 million or 2.3% compared to the comparable period in 2018, driven by higher expenses for a store manager conference and celebration of the company’s 100th anniversary, stock-based compensation, and marketing expenses, partially offset by lower expenses for employee payroll, group insurance claims, and store occupancy due to fewer open stores.  Adjusted operating expenses were comparable between the two periods. Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure and is included here because we believe it provides additional information regarding the Company’s financial performance on a recurring basis.

While we have invested in additional headcount in areas such as human resources, legal, technology and marketing, we have had some savings in other labor and benefit costs.  We will continue to look for ways to mitigate cost growth, although we may see a higher trend for the remainder of 2019 as we continue to invest in our strategic growth plan.

Other Expenses

We paid no interest on our bank debt in the third quarter of 2019 due to the full repayment of our outstanding debt in February 2019.  During the third quarter of 2018 we paid $0.1 million in interest on our bank debt.

Income Taxes

Our effective tax rate for the three months ended September 30, 2019 was 26.6% compared to 29.2% (restated)  for the same period in 2018.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, and differences in tax rates.

Nine Months Ended September 30, 2019 and 2018

The following table presents selected financial data:

	Nine Months Ended September 30,
	2019	2018 Restated	$ Change	% Change
Sales	$54,449,024	$58,566,063	$(4,117,039)	(7.0%)
Gross profit	30,463,764	36,818,435	(6,354,671)	(17.3%)
Gross margin percentage	55.9%	62.9%	(7.0%)
Operating expenses	31,902,558	32,282,298	(379,740)	(1.2%)
Income from operations	$(1,438,794)	$4,536,137	$(5,974,931)	(131.7%)

Net Sales

Consolidated net sales for the nine months ended September 30, 2019 decreased $4.1 million, or 7.0%, compared to the same period in 2018, primarily due to the impact of closing five stores, offset by opening two stores, the change in promotional cadence associated with our new pricing strategy, out-of-stock on key items, and a decline in sales to our commercial customers during the transition to the new Commercial Program which includes dedicated sales representatives, special volume-based pricing tiers, and shipping directly from our Fort Worth warehouse.

	Nine Months Ended September 30, 2019
	2019		2018 Restated		2019 vs 2018

	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	106	$52,495,895	114	$56,316,419	$(3,820,524)	(6.8)%
New stores	-	410,135	2	143,265	266,870	186.3%
Closed stores	5	1,542,994	5	2,106,379	(563,385)	(26.7)%
Total at year-end	116	$54,449,024	120	$58,566,063	$(4,117,039)	(7.0)%

Our store footprint consisted of 116 stores at September 30, 2019 and 120 stores at September 30, 2018.  Since January 1, 2018, we have closed five stores, including Northampton, UK in September 2018; Irving, TX and Fort Wayne, IN in January 2019; Minto, Australia in February 2019; and Manchester, UK in June 2019.  Since January 1, 2018, we opened two stores including Austin, TX and Calgary, AB in July 2018.  A store is categorized as “new” until it is operating for the full calendar period in the prior year.

Gross Profit

Our gross margin percentage declined from 62.9% in the first nine months of 2018 to 55.9% for the first nine months of 2019, resulting in a decrease in gross profit of $6.4 million.  This decrease was a result of a combination of factors including product and customer mix shifts, our move to a new pricing strategy which lowered the highest pricing tiers to be on par with competition on key items, higher freight expenses, added reserves for inventory write-downs in 2019, facilitating promotions and steeper discounts on clearance items enabling the store inventory to be kept fresh, as well as promotions and steeper discounts on clearance items and for the stores that we closed in Australia and the United Kingdom.

Operating expenses

	Nine Months Ended September 30,
	2019	2018
Operating expenses	$31,902,558	$32,282,298
Non-routine items related to restatement	(297,302)	-
Adjusted operating expenses	$31,605,256	$32,282,298

Operating expenses % of sales	58.6%	55.1%
Adjusted Operating expenses % of sales	58.0%	55.1%

Operating expenses for the nine months ended September 30, 2019 decreased $0.4 million or 1.2% compared to the comparable period in 2018 due to higher expenses for a store manager conference and celebration of the company’s 100th anniversary and stock-based compensation, partially offset by lower expenses for print advertising with fewer and more-targeted direct mailers, employee payroll, group insurance claims, and store occupancy due to fewer open stores.  Adjusted operating expenses for the nine months ended September 30, 2019 decreased $0.7 million or 2.1% compared to the same period in 2018. Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure and is included here because we believe it provides additional information regarding the Company’s financial performance on a recurring basis.

While we have invested in additional headcount in areas such as human resources, legal, technology and marketing, we have had some savings in other labor and benefit costs.  We will continue to look for ways to mitigate cost growth.

Other Expenses

We paid less than $0.1 million in interest on our bank debt in the nine months ended September 30, 2019, compared to $0.2 million in the same period of 2018.  This decrease was due to the full repayment of our outstanding debt in February 2019.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2019 was 26.6% compared to 29.2% (restated) for the same period in 2018.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors.  Our cash balances as of September 30, 2019 totaled $13.3 million, and as of March 31, 2021, our cash balance totaled $10.9 million.

Lines of Credit

As previously disclosed, on October 14, 2019, our management, in consultation with the Audit Committee, determined that Tandy's previously issued Consolidated Financial Statements as of and for (i) the years ended December 31, 2018, 2017 and 2016, (ii) the three and six-month periods ended June 30, 2018, (iii) the three and nine-month periods ended September 30, 2018, and (iv) the three-month period ended March 31, 2019,  should no longer be relied upon due to misstatements related to our accounting processes for inventory transactions, and we would restate such financial statements as part of the Restatement Process.  See the Restatement Footnote for further information around the Restatement Process.  As a result, the Company did not timely file with the SEC its Quarterly Reports on Form 10-Q for the periods ended June 30, and September 30, 2019, March 31, June 30, and September 30, 2020, and March 31, 2021 or its Annual Report on Form 10-K for fiscal 2019 and fiscal 2020 (collectively, the “Delinquent Filings”).  Under the terms of the Promissory Note agreements the Company had in place with its primary bank, BOKF, NA d/b/a Bank of Texas (“BOKF”), we were required to provide BOKF quarterly financial statements and compliance certificates. We were unable to provide these financial statements and compliance certificates for the Delinquent Filings noted above.  In response, on April 2, 2020, BOKF provided notice under the terms of the Promissory Note agreements that such Promissory Notes were cancelled.  As of the date of cancellation, Tandy had no borrowings outstanding under these credit facilities or with any other lending institution.  As of the date of this filing, Tandy currently has no lines of credit outstanding.

In August 2015, our Board of Directors authorized a share repurchase program, pursuant to which we were authorized to repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016 (collectively, “Repurchasing Shares”).  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2019.  In June 2019, the program was again amended to increase the number of shares available to one million as of such date and to extend the program through August 9, 2020.  During the nine months ended September 30, 2019, we repurchased 131,782 shares at an average price of $5.58 per share.  As of September 30, 2019, there were 996,163 shares available for repurchase under the plan.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a working capital line of credit facility of up to $6 million which was secured by our inventory.  On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2021.  The Business Loan Agreement contained covenants that required us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios were calculated quarterly on a trailing four quarter basis.  As of September 30, 2019 and December 31, 2018, there were no amounts drawn on this line of credit.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a line of credit facility of up to $10 million for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permitted us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2020. Subsequently, this line of credit was amended to increase the availability from $10 million to $15 million for the repurchase of shares of our common stock pursuant to our stock repurchase program through the end of the draw down period which was the earlier of August 9, 2020 or the date on which the entire amount was drawn.  In addition, this Promissory Note was amended on August 20, 2018 to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2024.  We were required to make monthly interest-only payments through September 18, 2020.  After this date, the principal balance would have rolled into a 4-year term note with principal and interest paid on a monthly basis with a maturity date of September 18, 2024.  This Promissory Note was secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  During the nine months ended September 30, 2018, we drew $1.0 million on this line which was used to purchase 131,782 shares of our common stock.  At December 31, 2018, the outstanding balance on this line of credit was $9.0 million.  During the quarter ended March 31, 2019, we paid off this line of credit with no pre-payment penalties incurred.

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

Cash Flows

	Nine Months Ended September 30,
	2019	2018 Restated

Net cash provided by (used in) operating activities	7,919,733	(4,650)
Net cash used in investing activities	(9,076,327)	(869,961)
Net cash used in financing activities	(9,703,217)	(12,299)
Effect of exchange rate changes on cash and cash equivalents	135,103	(380,975)
Net decrease in cash and cash equivalents	$(10,724,708)	$(1,267,885)

For the nine months ended September 30, 2019, we generated $7.9 million of cash from operations driven by our efforts to streamline working capital levels and providing $4.8 million of cash, of which $9.6 million was from the liquidation of inventory.  The net loss during this period of $1.1 million was offset by non-cash expenses of $4.2 million, including depreciation and amortization, impairments, and stock-based compensation.  With the cash generated from operations, we invested $16.4 million in short-term U.S. Treasuries and sold short-term U.S. Treasuries at maturity for $7.4 million, and we invested $0.2 million in capital expenditures for the purchase of store fixtures and systems implementations.  We used cash in financing activities to extinguish $9.0 million of debt and to repurchase 131,782 shares of treasury stock for $0.7 million at an average price of $5.58 per share.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $10.7 million.

For the nine months ended September 30, 2018, we used less than $0.01 million of cash from operations primarily due to net income of $3.3 million, and $1.0 million from non-cash expenses, including depreciation and amortization, impairments, and stock-based compensation offset by a $4.3 million of working capital reduction primarily in inventory and income taxes.  We invested $0.9 million in capital expenditures for new store fixtures, store relocations and remodels, and computer equipment.  And we borrowed $1.0 million to finance the repurchase of 133,302 shares of treasury stock for $1.0 million at an average price of $7.47 per share.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $1.3 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the period ended September 30, 2019, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of September 30, 2019 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

•	Shares repurchased and subsequently cancelled were incorrectly accounted for as treasury stock

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

◾
Recurring meetings with leadership, finance and accounting and other key functional areas to train staff on processes for oversight and emphasize each individual’s accountability for internal control compliance, and to create a pattern of regular discussion of such controls.

◾
Periodic communications from the CEO, CFO and other key senior leaders on the Company’s mission, core values, Code of Business Conduct and Ethics, whistleblower policies, and each employee’s individual responsibility for internal control compliance.

◾
Reorganization of the finance and accounting team to ensure appropriate segregation of duties, oversight and review of work, and recruiting and hiring qualified, competent employees with relevant experience for the roles.

◾	Regular performance evaluations to include position-specific criteria for functional competence.

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

◾
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

◾	Creation and implementation of newly-designed processes, structures, delegation of authority and controls, in accordance with the COSO Framework, including:
o	The creation of a risk controls matrix;
o	Driving a greater sense of accountability by requiring sub-certifications below the CEO and CFO level for certain key accounting, finance and operations personnel;
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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020.  We are still in the process of implementing our new point-of-sale system, with a phased implementation throughout 2021.  Also, during January 2021, we hired a new CFO and a Corporate Controller, both highly-qualified individuals with public company experience.  Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of September 30, 2019, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 7, Commitments and Contingencies is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in our Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 – July 31, 2019	2,037	$5.45	2,037	996,163
August 1 – August 31, 2019 (2)	—	—	—	996,163
September 1 – September 30, 2019 (2)	—	—	—	996,163
Total	—	—	—
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

4.1
Description of Securities filed as Exhibit 4.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

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

10.5
Amendment #1 to Tandy Leather Factory, Inc. 2013 Restricted Stock Plan filed as Exhibit 10.5 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange on June 22, 2021 and incorporated by reference herein.

10.6
Form of Non-Employee Director Restricted Stock Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.7
Form of Employee Restricted Stock Award Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.7 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

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

10.13
Form of Separation and Release Agreement dated October 15, 2019 between the Company and Tina Castillo, filed as Exhibit 10.13 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on June 22, 2021 and incorporated by reference herein.

10.14
Form of Stock Purchase Agreement dated January 28, 2021 between the Company and Central Square Management, filed as Exhibit 10.14 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

14.1
Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors in May, filed as Exhibit 14.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

21.1
Subsidiaries of Tandy Leather Factory, Inc., filed as Exhibit 21.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

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