Form 10-K
period 2019-12-31
TANDY LEATHER FACTORY INC
filed 2021-06-22
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________ to ________

Commission File Number 1-12368
Delaware	75-2543540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Southeast Loop 820 Fort Worth, Texas 76140	76140
(Address of Principal Executive Offices)	(Zip Code)
817-872-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0024	TLFA	N/A*

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company  ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $28,164,961 at June 30, 2019 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of June 17, 2021, there were 8,663,921shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

Tandy Leather Factory, Inc. (“TLFA,” “we,” “our,” “us,” “our Company,” “the Company,” “Tandy,” or “Tandy Leather,” mean Tandy Leather Factory, Inc., together with its subsidiaries) is filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2019, 2018 and 2017 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2019.  This Comprehensive Form 10-K contains our audited financial statements as of and for the year ended December 31, 2019, as well as restatements of the following previously filed periods: (i) our audited Consolidated Financial Statements as of and for the years ended December 31, 2018 and 2017, and (ii) our unaudited Consolidated Results of Operations for the quarters ended March 31, June 30, September 30, and December 31, 2018, and March 31, 2019.  Because of the amount of time that has passed since our last periodic report was filed with the SEC, discussion relating to our business and related matters is focused on our more recent periods and may also include certain information for periods after December 31, 2019.  The filing of this Comprehensive Form 10-K and the contemporaneous filing of the quarterly reports for the quarters ended June 30, and September 30, 2019, will not result in us being “current” in our reporting requirements under the Exchange Act.  It is our intention to become current, and we are preparing (i) quarterly reports for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and March 31, 2021 and (ii) the annual report for the year ended December 31, 2020.  Once we do become “current” in such filings, we will continue to be precluded from the use of certain abbreviated registration statements and forms, which are predicated on timely filing all required reports over the prior twelve-month period.

Restatement Background

As previously disclosed, on October 14, 2019, as a result of the findings of an independent investigation by the Company’s independent Audit Committee and the Company’s ongoing financial reporting reviews, the Company, in consultation with the Audit Committee, determined that the Company’s previously issued financial statements for (i) the years ended December 31, 2018, 2017 and 2016 included in the Company’s most recent Annual Report on Form 10-K, (ii) the quarterly and year-to-date periods within fiscal 2017 and 2018 included in the Company’s Quarterly Reports on Form 10-Q, and (iii) the three months ended March 31, 2019 included in the Company’s Quarterly Report on Form 10-Q, should no longer be relied upon due to material misstatements of one or more of the following categories in all or certain of these periods: the value of inventory and calculation of cost of sales, gross profit, operating expenses, operating income, net income, and earnings per share (“EPS”) as described below.

Such errors included: (i) methods used by the Company in the valuation and expensing of costs related to inventory which was not correctly stated and was not consistent with the first-in, first-out (“FIFO”) methodology, (ii) warehousing and handling expenditures which were not properly capitalized during the first and third quarters but were subsequently corrected on a semi-annual basis in the second and fourth quarters resulting in the understatement of inventory and net income in the first and third quarters and the overstatement of net income in the second and fourth quarters, (iii) warehouse and handling expenditures which were improperly classified in operating expenses in all quarters resulting in an overstatement of operating expenses in all restated periods, (iv) freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out costs which were being capitalized to inventory using historical standard rates that were not based on the actual costs incurred in each period resulting in misstatements of inventory value, (v) inventory reserve levels which did not reflect the Company’s accounting policy of carrying inventory at the lower of cost or net realizable value resulting in misstatements of inventory value, (vi) sales returns were not accounted for until November 2018, and through year end 2017 gift cards were initially recorded to net sales causing net sales to be overstated, (vii) lease accounting errors upon the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) on January 1, 2019, which resulted in the understatement of operating lease assets and operating lease liabilities, (viii) the income tax effect of pre-tax restatement adjustments as well as correction of income tax misstatements related to tax effected items recognized in the 2018 income tax provision but related to the previous 2017 tax year, including adjustments related to the Tax Cuts and Jobs Act (“TCJA”) and recognition of uncertain tax position (“UTP”) liability and related interest expense, and (ix) other smaller matters as described in Note 2 of the Notes to the Consolidated Financial Statements included in this Comprehensive Form 10-K for the year ended December 31, 2019, Restatement of Previously Issued Consolidated Financial Statements (the “Restatement Footnote”).  All financial statements, schedules and footnotes impacted indicate the restated amounts under the caption “Restated.”  In connection with the process of restating our financial statements, we are also undergoing remediation efforts to fix the internal control failures that contributed to these misstatements.  See Item 9A – Controls and Procedures for further detail on the Company’s remediation efforts.

In addition to the filing of this Comprehensive Form 10-K, we have contemporaneously filed quarterly reports on Form 10-Q for the quarterly periods ended June 30, and September 30, 2019, that include restated unaudited interim financial statements for the comparative prior year periods in 2018.  We believe that the errors related to inventory valuation could impact periods prior to the years ended December 31, 2017.  We do not intend to amend any other annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by these errors.  As a result, our prior reports should no longer be relied upon.

This Comprehensive Form 10-K also reflects Management’s Discussion and Analysis of Financial Condition and Results of Operations based on the restated financial information.

The net effect of the adjustments on the Consolidated Statements of Comprehensive Income (Loss) was to increase net income by $2.4 million and to decrease net income by $2.0 million for the years ended December 31, 2018 and 2017, respectively.

Increase (Decrease) in Net income:	2018	2017
Inventory adjustments (1)	$255,372	$(3,127,495)
Sales returns, gift cards and class fees	105,382	99,327
Operating expenses (2)	2,059,463	2,163,065
Impairment expense	(285,477)	-
Other expense	373,382	40,255
Total adjustments before tax	2,508,122	(824,848)
Income tax expense from adjustments	73,585	1,148,459
Increase (decrease) in net income	$2,434,537	$(1,973,307)

(1) Inventory adjustments due to:
FIFO adjustment	$843,598	$(88,548)
Freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out	503,078	(619,172)
Inventory reserve	980,000	-
Sales returns	104,105	(19,999)
Other	19,710	(223,895)
Warehouse and handling reclass	(2,195,119)	(2,175,881)
	$255,372	$(3,127,495)

(2) Operating expense adjustments due to:
Warehouse and handling reclass	$2,195,119	$2,175,881
Reclass to impairment expense	285,477	-
Accrued expenses	(377,912)	51,375
PTO Accrual	(16,930)	(38,647)
Other	(26,291)	(25,544)
	$2,059,463	$2,163,065

The decrease to retained earnings from the adjustments as of December 31, 2018, is as follows:

FIFO adjustment	$(786,690)
Freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out	(442,150)
Inventory reserve	980,000
Sales returns	(172,494)
Income tax benefit	33,823
Accruals and other	(852,872)
Decrease to retained earnings	$(1,240,383)

As previously disclosed, the Company did not timely file with the SEC its Quarterly Reports on Form 10-Q for the periods ended June 30, and September 30, 2019, March 31, June 30, and September 30, 2020, and March 31, 2021 or its Annual Report on Form 10-K for fiscal 2019 and fiscal 2020 (collectively, the “Delinquent Filings”).  The Company was unable to timely file the Delinquent Filings due to its ongoing accounting evaluation and pending restatement of certain of the Company’s previously filed financial statements (the “Restatement Process”).  The Nasdaq Global Market (“Nasdaq”) suspended trading in the Company’s stock on Nasdaq as of August 13, 2020. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”  Nasdaq denied the Company’s appeal of its decision to suspend trading in the Company’s stock and the Company’s stock was formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing after we have made our required Exchange Act filings, including the Delinquent Filings.  Any such listing would be subject to Nasdaq approval.

PART I

ITEM 1.	BUSINESS

The following discussion, as well as other portions of this Comprehensive Form 10-K contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLFA”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Comprehensive Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Unless the context otherwise indicates, references in this Comprehensive Form 10-K to “TLFA,” “we,” “our,” “us,” the “Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

General

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

As of August 13, 2020, Nasdaq suspended trading in the Company’s stock on Nasdaq due to the Company not being current with its SEC filings. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”  Nasdaq denied the Company’s appeal of its decision to suspend trading in the Company’s stock and the Company’s stock was formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing after we have made our required Exchange Act filings, including the Delinquent Filings.  Any such listing would be subject to Nasdaq approval.

Retail Fleet

As of December 31, 2019, the Company operated a total of 115 retail stores.  There were 103 stores in the United States (“U.S,”), 11 stores in Canada and one store in Spain.  All e-commerce sales through our websites were fulfilled and recognized through our network of retail stores.

The Company operates a total of 106 retail stores as of May 2021.  There are 95 stores in the U.S., ten stores in Canada and one store in Spain.  During the second quarter of 2020, we consolidated U.S. e-commerce web order fulfillment from the stores to our Fort Worth distribution center.

All Tandy locations, other than our corporate headquarters (which includes our flagship store, corporate offices, distribution center, and manufacturing facility) are leased.

Business Strategy

New management joined the Company in October 2018 and set new strategic directions for both the short and long term.  The overarching goal for 2019 and 2020 was to invest in rebuilding a foundation for growth by: 1) improving our brand proposition, 2) reversing the sales decline with business customers, 3) building our talent, processes, tools and systems and 4) positioning us for long-term growth.

Key initiatives in 2019 and 2020 included:

◾	Simplifying and centralizing the pricing strategy, reducing the number of complex price levels, and creating a balance between everyday-low-prices (“EDLP”) and planned promotional events;
◾	Enhancing our customer proposition with an upgraded web platform and experience, new branding and assortment architecture, and community-building initiatives;
◾
Improving the quality and assortment of the product offering to better appeal to more advanced leather-crafters and business customers and improving leather quality and consistency with a new in-house leather quality assurance process;

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

Although we made progress against these initiatives throughout 2019, the onset of a new strain of coronavirus (“COVID-19”) pandemic in March 2020 temporarily shifted our strategic focus to company survival and cash preservation.  Tandy temporarily closed all stores by the end of March 2020, furloughed a majority of its employees, and extended payment terms on suppliers.  Some landlords granted rent abatements and deferrals for the months of April, May and June 2020, which assisted with our cash position and preservation.

Web order fulfillment in the U.S. was consolidated from the stores to our Fort Worth distribution center at the end of March 2020, enabling us to continue to meet our customers’ product needs and generating sales even when our stores were closed.   U.S. and some international web orders since are fulfilled centrally from our distribution center and web sales represent a larger proportion of our sales than they did before the pandemic, even after our stores have reopened.

During the second quarter of 2020, as leases expired or early terminations were negotiated, we permanently closed eight stores where we believed we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, 106 stores remained, including ten in Canada and one in Spain.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public and the store re-openings were well received by our employees and customers.  During the fourth quarter of 2020 through the present, we have continued to manage through the pandemic as we have seen periodic spikes in COVID-19 infections and have been forced to close certain stores or move certain stores to “curbside only” operations.

Tandy began 2020 with a good cash position.  The sharp reduction in sales associated with COVID-related store closures, especially in the second quarter of 2020, mitigated by aggressive cost management, resulted in a decline in our cash reserve.  While the stability of our operating environment has improved significantly relative to the end of March and the second quarter of 2020, the current economic environment remains very risky and highly volatile.  We have retained a high degree of flexibility to react to changes in market conditions, but there is no assurance we can avoid additional detrimental impacts to our financial position, cash flows, liquidity and results of operations in 2021 and beyond.  The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the effectiveness and acceptance of newly developed vaccines, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.  This situation continues to evolve, and additional impacts may arise that we are not aware of currently.

Customers

Prior to 2019, we defined our customers in a number of different groups, the largest two being Retail, primarily hobbyists, and Business, small and medium-sized businesses.  However, through customer research over the last two years and better understanding of past practices used to categorize customers into these groups, the Company determined that there was insufficient distinction between such categories. We are continuing to assess and evolve our thinking on customer segments with a focus on levels of annual and lifetime spend.

To address the opportunity among the largest customers, in 2019 we launched a Commercial Program designed to better meet the needs of these customers.  The program is comprised of dedicated outside sales representatives, clear and competitive volume-based pricing, personalized service and sourcing, shipping directly to customers from our distribution center, and improved product consistency, quality and availability.

Merchandise

We carry a wide assortment of products organized into a number of categories including leather, hand tools, hardware, kits, liquids, machinery and other supplies.  We operate a manufacturing facility in Fort Worth, Texas, where we manufacture kits, thread lace, belt strips and straps, and Craftaid®s, and provide some custom manufacturing processes for commercial and business customers.  The factory produces approximately 10% of our products.  We distribute product under the Tandy LeatherTM, Eco-FloTM, CraftoolTM, CraftoolProTM and Dr. Jackson’sTM brands, along with our recently launched TandyPro® products.  We develop and invest in new products through the ideas and referrals of customers and store personnel as well as the analysis of trends in the market and sales performance at retail.  In addition, we have been focused on broadening our assortment through strategic partnerships with key brands to drive category growth and better meet the needs of our customers.

Operations

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

Our stores offer a broad selection of products combined with leathercraft expertise in a one-stop shop.  Not only can customers purchase leather, related accessories and supplies necessary to complete their projects from a single source, but many of our store associates are also leathercrafters themselves and can provide suggestions and advice on our customers’ projects.  Customers value the expertise and high level of customer service from our store associates, the convenience of taking their purchases immediately, as well as the ability to touch, feel and choose their individual pieces of leather, an organic product in which each piece is unique.  We also offer open workbenches where customers can work on projects, take classes, commune with the leathercrafting community, and test new tools and techniques.

Most of our stores range in size from 1,300 square feet to 9,000 square feet, with the average at approximately 3,500 square feet, and our Fort Worth flagship store is approximately 22,000 square feet.  Stores are located in light industrial warehouse spaces or older strip shopping centers in proximity to major freeways or well-known crossroads.  We believe that many of our customers view our stores as a destination: customers interested in leathercrafting seek us out, reducing the value of paying high rents for high foot-traffic locations.

Historically, we generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (approximately 28-30% of annual sales), while the other three quarters average approximately 22-24% of annual sales each quarter.

Distribution

Our stores receive the majority of their inventory from our central distribution center located in Fort Worth, Texas, in weekly shipments, using third party logistics providers.  Occasionally, merchandise is shipped directly from the vendor.  Starting in March 2020, with the store closures due to the COVID-19 pandemic, we began to fulfill web orders from our distribution center in Fort Worth.  Prior to 2020, web orders were fulfilled by the store based upon availability.  This required building a new direct-to-consumer pick, pack and ship process supplemented by our new web and shipping platform, which rolled out in June 2020.  We also expanded our customer service team to handle web order inquiries and take phone orders.

Historically, we attempted to maintain the optimum number of items in our product line to minimize out-of-stock situations against carrying costs involved with such an inventory level.  We generally maintain higher inventories of imported items, to ensure a continuous supply.  In 2019, we tested our suppliers’ ability to replenish more rapidly and to commit to on-time deliveries to allow lower overall inventory levels and found that out-of-stocks were at a level we viewed as unacceptable.  Since 2019, we have also been executing against a number of strategic initiatives to improve our product assortment, test new items online, and tailor product assortments to the needs of local customers in each store.  We carry about 6,500 stock-keeping units (SKUs) in our current product line and continue to refine both the line, the lead times and safety stock levels required to meet customer demand, online vs. in-store assortment, and overall total inventory levels needed to grow sales and market share.

Competition

Our competitors are typically smaller, independently-owned brick-and-mortar retailers, internet-based retailers including those selling on platforms like Amazon and eBay, national craft chains like Michaels Stores, Inc. and Hobby Lobby Stores, Inc., and some wholesale-focused distributors.  Virtually all of these competitors carry a more limited line of leathercraft products compared to Tandy.  We are competitive on convenience, price, availability of merchandise, customer service, depth of our product line, and delivery time.  Tandy Leather is the only multi-store chain specializing in leathercraft, which we believe provides a competitive advantage over internet-based retailers and the large general craft retailers.  We also believe that our large size relative to most competitors gives us an advantage in sourcing as well as deep product and leathercrafting expertise among our employees.

Suppliers

We purchase merchandise and raw materials from over 100 vendors from the United States and approximately 20 foreign countries.  In general, our 10 largest vendors account for approximately 60-75% of our inventory purchases.

Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States.  Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

Our supply chain and vendor relationships remain strong.  We are focused on continuing to align our product and sourcing strategies to elevate the overall quality, consistency, and agility to meet the diverse needs of our existing consumers and attract new ones to the brand.  COVID-19 has had varying impacts on our supply chain in 2020 through the present, as the course of the disease has impacted countries differently over time.  During the early months of the pandemic, we experienced longer lead times in Asia, but later, we have faced reduced capacity in Brazil and Europe, and recently a near shut-down in India.  Availability of shipping containers, especially in Asia, continues to be challenging.

Compliance with Environmental Laws

Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings, or competitive position.

Human Capital

As of December 31, 2019, we employed 578 people, 457 of whom were employed on a full-time basis.  As of April 30, 2021, we employed 561 people, 460 of whom are employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

Intellectual Property

The Company owns all of the material trademark rights used in connection with the production, marketing, distribution and sale of all Tandy-branded products.  In addition, we license a limited number of our trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition co-branded projects.  Major trademarks include federal trade name registrations for “Tandy Leather Factory,” “Tandy Leather Company,” and “Tandy.”  The Company is not dependent on any one particular trademark or design patent, although it believes that the “Tandy” and “Tandy Leather” names are important for its business.  In addition, Tandy owns several patents for specific belt buckles and leather-working equipment. Tandy polices its trademarks and trade dress, and where appropriate pursues infringers.  The Company expects that its material trademarks will remain in full force and effect for as long as we continue to use and renew them.

Foreign Sales

Information regarding our sales from the United States and abroad and our long-lived assets is found in Note 3 - Significant Accounting Policies: Revenue Recognition and Note 5 - Balance Sheet Components, of the Notes to the Consolidated Financial Statements. For a description of some of the risks attendant to our foreign operations, see Item 1A, Risk Factors.

Available Information

We file reports with the SEC.  These reports include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings.  These reports are available on the Securities and Exchange Commission’s website at www.sec.gov.

Our corporate website is located at www.tandyleather.com.  We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments thereto filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.  Our SEC filings can be found on the Investor Relations page of our website through the “SEC Filings” link.  In addition, certain other corporate governance documents are available on our website through the “Corporate Governance” link.  No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Comprehensive Form 10-K.

Information about our Executive Officers

The following table sets forth information concerning our executive officers as of June 21, 2021:

Name and Age	Position	Served as Executive Officer Since
Janet Carr, 60	Chief Executive Officer	2018
Michael Galvan, 52	Chief Financial Officer	2021

Janet Carr has served as our Chief Executive Officer and as a member of our Board of Directors since October 2018.  Prior to her current role, Ms. Carr served as the Senior Vice-President of Global Business Development for Caleres Inc. (formerly Brown Shoe Company Inc.) from 2016 to 2017.  While there, she was responsible for international wholesale and retail for all of their brands.  Prior to Caleres, Ms. Carr was the President of the Handbag Division of Nine West Group Inc. from 2013 to 2014, where she was responsible for all aspects of design, development and sales in both wholesale and retail.  Ms. Carr has deep experience in strategy and consumer insights in various roles at a number of prominent retailers, including Tapestry, Inc. (formerly Coach, Inc.), Gap Inc. and Safeway.

Michael Galvan has served as our Chief Financial Officer since January 2021. He first joined the Company in May 2020, initially serving as Interim Chief Financial Officer.  Mr. Galvan brings over 25 years of finance and accounting experience to the Company, including executive leadership roles serving as Interim Chief Financial Officer, Chief Accounting Officer and Treasurer for a variety of publicly traded companies, including Main Street Capital Corporation and Mattress Firm.  Prior to joining the Company, Mr. Galvan served in various management roles including Senior Vice President, Chief Accounting Officer and Treasurer of NexTier Oilfield Solutions, Inc. (formerly C&J Energy Services, Inc.), from June 2016 until April 2020, including serving as Interim Chief Financial Officer from March through September 2018.

ITEM 1A.	RISK FACTORS

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had, and likely may continue to have, a material adverse effect on our business and liquidity.

The COVID-19 pandemic had an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties.  These uncertainties include, but are not limited to, the material adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and our stores.  In March 2020, we temporarily closed all of our stores and took other significant actions to mitigate the ongoing impact of the COVID-19 pandemic on our cash flows and to protect our business and associates for the long term in response to the crisis.  Such actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, including furloughing a significant number of our employees and temporarily reducing the payroll of remaining employees, reducing capital expenditures and reducing merchandise receipts.  Further, we have sought and may continue to seek extended payment terms with our vendors, including suppliers of our products and landlords.  During the third quarter of 2020, all of our 106 stores had reopened.  However, beginning with the fourth quarter of 2020 and into the present, we have continued to manage through the pandemic as we saw increased spikes in COVID-19 infections, and continue to see varying levels of infection rates, in various locations and have again been forced periodically to temporarily close certain stores or move certain stores to “curbside only” operations.  We are unable to ensure that our sales will meet or exceed pre-pandemic levels or if additional periods of store closures will be needed or mandated.  In addition, our merchandise vendors may have been negatively impacted by the pandemic and the financial difficulties of other retailers, thereby creating concerns about our vendors’ ability to provide us with payment terms or merchandise that is suitable to our brand.  The effects of the pandemic have materially adversely impacted our revenues, earnings, liquidity and cash flows, and have required significant actions as mentioned above.

The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and availability of vaccines within the U.S. and Canada and our key sourcing markets, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.  The pandemic has had, and may continue to have, a material adverse impact on our financial position, cash flows, liquidity and results of operations during fiscal year 2020 and beyond.  This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Disruptions in the operation of our Fort Worth distribution center or manufacturing facility due to disease, including the COVID-19 pandemic, natural disaster, fire, or other crises, could have an adverse effect on our ability to supply our retail stores, fulfill web orders and/or manufacture product, resulting in possible decreases in sales and margin.

We are dependent on a limited number of distribution and sourcing centers, primarily the center located at our Fort Worth, Texas headquarters.  Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers.  If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers.  While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of manufacturing or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business.

Risks Related to Owning our Common Stock

Our continued delisting from the Nasdaq Market could impair the value of your investment.

Our common stock was listed on the Nasdaq Global Market.  In order to maintain that listing, we were required to satisfy minimum financial and other listing requirements, including filing quarterly and annual financial reports as required by the rules of the SEC.  From May 2019 until May 2021, the Company did not file its quarterly or annual financial reports as required by the rules of the SEC and Nasdaq.  The Company applied for, and was granted, extensions by Nasdaq to comply with Nasdaq’s listing standards.

However, the Company was unable to become current in its filings within that extended time frame.  On August 11, 2020, the Company received notice of Nasdaq’s decision to suspend trading in the Company’s stock on Nasdaq as of August 13, 2020 due to the Company not being current with its SEC filings. Nasdaq denied the Company’s appeal of this decision, resulting in the Company’s stock being formally delisted on February 9, 2021.  To date, the delisting has not materially affected the trading price of the Company’s common stock.  The Company intends to apply for re-listing on Nasdaq once it is current with its Exchange Act filings.  Any such listing would be subject to Nasdaq approval.  However, if we are unable to do so, the continued delisting of our common stock from Nasdaq could adversely affect the market liquidity of our common stock or otherwise impair the value of your investment.

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.

As discussed in the Explanatory Note and in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” under Item 8 of this Comprehensive Form 10-K, we have concluded that certain of our previously issued financial statements should not be relied upon.  We restated our previously issued audited financial statements as of and for the years ended December 31, 2018 and 2017 as well as the quarterly and year-to-date periods within fiscal 2018 included in the Company’s previously filed Quarterly Reports on Form 10-Q, and the three months ended March 31, 2019, included in the Company’s previously filed Quarterly Report on Form 10-Q.  We believe that the errors described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” might impact periods prior to years ended December 31, 2017, but we do not intend to amend any other annual reports on Form 10-K or quarterly reports on Form 10-Q for earlier periods.  As a result, our prior reports should no longer be relied upon.  In addition, our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, and September 30, 2019, March 31, June 30, and September 30, 2020, and March 31, 2021 have not been filed in a timely manner; however the Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, and September 30, 2019 are being filed contemporaneously with the filing of this Comprehensive Form 10-K. The restatement process was time consuming and expensive and, along with the failure to make certain filings with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company.  In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting.  Certain remediation actions were recommended, and we are in the process of implementing them (see Item 9A, Controls and Procedures of this Comprehensive Form 10-K for a description of these remediation measures).  To the extent these steps are not successful, we could be forced to incur additional time and expense.  Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement and these ongoing remediation efforts.

The restatement of our financial statements led to litigation and in the future may lead to, among other things, future stockholder litigation, loss of investor confidence, negative impacts on our stock price and certain other risks.

In November 2019, a class action lawsuit was brought against the Company and members of its current and former management relating to our announcement of the circumstances leading to our restatement.  We believe that suit was without merit, and the suit was withdrawn by the plaintiff in April 2020; however, there can be no assurance that additional litigation against the Company and/or its management or Board of Directors might not be threatened or brought in connection with matters related to our restatement.

As a result of the circumstances giving rise to the restatement, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, stockholder litigation and government investigations.  Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation.  If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.  In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us.  Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

We are involved in a governmental investigation, which is costly to conduct and may result in substantial financial and other penalties, as well as adverse effects on our business and financial condition.

Prior to filing the Current Report on Form 8-K on October 21, 2019, disclosing our conclusion that the previously reported financial results of the Company could not be relied upon, we self-reported the Company’s accounting issues to the SEC.  By letter dated October 21, 2019, the SEC informed us that it would be conducting a private investigation of this matter.  The Company believes the SEC investigation is substantially complete, and on February 22, 2021, the SEC presented the Company with a draft settlement offer and order (which was updated on May 12, 2021).  Under the proposed settlement, the Company expects to pay a civil monetary penalty in the amount of $0.2 million to the SEC.   Until such settlement is made official, the Company cannot guarantee that the SEC would not conduct a further investigation or impose additional penalties that could have a material adverse impact on our business, reputation, revenues, results of operations and financial condition.

We have identified material weaknesses in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and are in the process of remediation.  If not remediated, these material weaknesses could result in additional material misstatements in our Consolidated Financial statements.  We may be unable to develop, implement and maintain appropriate controls in future periods.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting.  As disclosed in Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that we had material weaknesses in the Company’s internal control over financial reporting as of December 31, 2019.  These material weaknesses resulted in identified misstatements to the financial statements, and previously issued financial statements are restated in this filing.  As a result of the material weaknesses, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully developed and implemented.  Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts.  If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future Consolidated Financial Statements could contain errors that will be undetected.  Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.  For more information relating to the Company’s internal control over financial reporting, the material weaknesses that existed as of December 31, 2019 and the remediation activities undertaken by us, see Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K.

Risks Related to Technology, Data Security and Privacy

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We receive and maintain certain personal, financial, and other information about our customers, employees, and vendors.  In addition, our vendors receive and maintain certain personal, financial, and other information about our employees and customers.  The use and transmission of this information is regulated by evolving and increasingly demanding laws and regulations across various jurisdictions.  If our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident or if our employees or vendors fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause us to incur substantial costs and result in a loss of customer confidence, which could materially affect our results of operations and financial condition.  Additionally, we could be subject to litigation and government enforcement actions because of any such failure.

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we operate.  For example, the General Data Protection Regulation (“GDPR”), which was adopted by the European Union effective May 2018, requires companies to meet new requirements regarding the handling of personal data.  In addition, the State of California enacted the California Consumer Privacy Act (the “CCPA”), which became effective January 2020 and requires companies that process information on California residents to, among other things, provide new disclosures and options to consumers about data collection, use and sharing practices.

Moreover, each of the GDPR and the CCPA confer a private right-of-action on certain individuals and associations.  Our failure to adhere to or successfully implement appropriate processes to adhere to the requirements of GDPR, CCPA and other evolving laws and regulations in this area could result in financial penalties, legal liability and could damage our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

Unreliable or inefficient information technology or the failure to successfully implement or invest in technology initiatives in the future could adversely impact operating results.

We rely heavily on information technology systems in the conduct of our business, some of which are managed, and/or hosted by third parties, including, for example, point-of-sale processing in our stores, management of our supply chain, and various other processes and procedures.  These systems are subject to damage, interruption or failure due to theft, fire, power outages, telecommunications failure, computer viruses, security breaches, malicious cyber-attacks or other catastrophic events.  Certain technology systems may also be unreliable or inefficient, and technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems operations.  If our information technology systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, customer or employee dissatisfaction, or negative publicity that could negatively impact our reputation, results of operations and financial condition.

Moreover, our failure to adequately invest in new technology or adapt to technological developments and industry trends, particularly with respect to digital commerce capabilities, could result in a loss of customers and related market share.  If our digital commerce platforms do not meet customers’ expectations in terms of security, speed, attractiveness or ease of use, customers may be less inclined to return to such digital commerce platforms, which could negatively impact our business.

Risks Related to the Macroeconomic Environment

Our business may be negatively impacted by general economic conditions in the United States and abroad.

Our performance is subject to global economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  Specialty retail, and retail in general, is heavily influenced by general economic cycles, which may be affected by health emergencies such as the COVID-19 pandemic.  Purchases of non-essential, discretionary products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, maintain our earnings from operations as a percentage of net sales, or generate sufficient cash flows to fund our operational and liquidity needs.  As a result, our operating results may be adversely and materially affected by downward trends or uncertainty in the United States or global economies.

Foreign currency fluctuations could adversely impact our financial condition and results of operations.

We generally purchase our products in U.S. dollars.  However, we source a large portion of our products from countries other than the United States.  The cost of these products may be affected by changes in the value of the applicable currencies.  Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated sales that occur in other countries (currently Canada and the European Union).  This revenue, when translated into U.S. dollars for consolidated reporting purposes, could be materially affected by fluctuations in the U.S. dollar, negatively impacting our results of operations and our ability to generate revenue growth.

We face risks related to the effect of economic uncertainty.

During events of economic downturn and slow recovery, our growth prospects, results of operations, cash flows and financial condition could be adversely impacted.  Our stores offer leather and leathercraft-related items, which are viewed as discretionary items.  Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items.  The inherent uncertainty related to predicting economic conditions makes it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or limit our ability to satisfy customer demand and potentially lose market share.

Risks Related to Legal, Regulatory and Compliance

If the United States maintains recently-imposed tariffs on products manufactured in China, or if additional tariffs or trade restrictions are implemented by other countries or by the U.S., the cost of our products manufactured in China or other countries and imported into the U.S. or other countries could increase.  This could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial condition and results of operations.

In addition, the violation of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm our trademarks or damage our reputation.  The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Business Strategy

The successful execution of our multi-year transformation and operational efficiency initiatives is key to the long-term growth of our business.

During the fourth quarter of 2018, the Company, under its new management, began to implement a large number of initiatives to transform the Company’s business, improve sales long term and improve operational efficiency.  These include the realignment of the Company’s retail division management structure, the closing of underperforming stores, the formation of a new division focused on serving commercial customers, pricing and marketing initiatives, systems improvements and other changes.  The Company believes that long-term growth will be realized through these transformational efforts over time, however there is no assurance that such efforts will be successful in the short or long term.  Actual costs incurred and the timeline of these initiatives may differ from our expectations.  If these initiatives are unsuccessful, our business, financial condition and results of operation could be materially adversely affected.

Our business is subject to the risks inherent in global sourcing activities.

As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•	unavailability of, or significant fluctuations in the cost of, raw materials;
•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;
•	imposition of additional duties, taxes and other charges on imports or exports;
•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;
•	compliance by our independent manufacturers and suppliers with our Code of Business Conduct and Ethics and our Animal Welfare Policy;
•	disruptions or delays in shipments;
•	loss or impairment of key manufacturing or distribution sites;
•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;
•	product quality issues;
•	political unrest;
•	unforeseen public health crises, such as pandemic (e.g., the COVID-19 pandemic) and epidemic diseases;
•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise; and
•	acts of war or terrorism and other external factors over which we have no control.

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

We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases.  We may be unable to renew leases on acceptable terms.  If we close a leased retail space, we might remain obligated under the applicable lease.

We lease the majority of our retail store locations under long-term, non-cancelable leases, which have initial or renewed terms ranging from three years to ten years and may include lease renewal options.  We believe that most of the lease agreements we will enter into in the future will likely be long-term and non-cancelable.  Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities.  We generally cannot cancel these leases at our option.  If we determine that it is no longer economical to operate a retail store subject to a lease and decide to close it, as we have done in the past and will do in the future, we would generally remain obligated under the applicable lease for, among other things, payment of the base rent, common charges and other net payments for the balance of the lease term.  In some instances, we may be unable to close an underperforming retail store without a significant financial penalty due to continuous operation clauses in our lease agreements.  In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations.  Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow.  Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to sustain our financial performance or our past growth, which could have a material adverse effect on our future operating results.

In 2018, we experienced a decline in operating income due to recent investments in our new store growth strategy.  In 2019, we experienced declines in sales and operating income primarily resulting from changes in our strategic direction.  In 2020, we experienced further declines primarily resulting from the COVID-19 pandemic.  Many other specialty retailers have experienced declining sales and losses due to the overall challenging retail environment.  Our sales and profits may continue to be negatively affected in the future.  We anticipate that our financial performance will depend on a number of factors, including consumer preferences, the strength and protection of our brand, the introduction of new products, and the success of our new business strategy.

Competition, including internet-based competition, could negatively impact our business.

The retail industry is competitive, which could result in the reduction of our prices and loss of our market share.  We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience.  We compete with smaller retailers focused on leather and leather crafting, some of whom have been able to offer competitive products at lower prices than ours.  We also compete with larger specialty retailers (e.g., Michaels Stores, Inc. and Hobby Lobby Stores, Inc.) that dedicate a small portion of their selling space to products that compete with ours but are larger and have greater financial resources than we do.  The Company also faces competition from internet-based retailers, in addition to traditional store-based retailers.  This could result in increased price competition, since our customers can more readily search and compare products from internet-based retailers who do not need to support a physical store fleet and may be able to undercut our prices for products.  The growth of internet retailers has also significantly reduced traffic to many shopping centers and physical stores, which, if not countered by an increase in our own online retailing, could have a material adverse effect on our in-store or overall sales.

A decline in the volume of traffic to our stores could have a negative impact on our net sales.

The success of our retail stores is affected by (1) the location of the store within its community or shopping center; (2) surrounding tenants or vacancies; (3) increased competition in areas where shopping centers are located; (4) the amount spent on advertising and promotion to attract consumers to the stores; and (5) a shift towards online shopping resulting in a decrease in retail store traffic.  Many of our stores are located in light industrial areas, where foot traffic tends to be lower than in traditional retail shopping areas.  Furthermore, our initiatives to service our larger customers through a dedicated Commercial Program rather than primarily through local stores may also lead to a decline in the traffic to our store locations.  Declines in consumer traffic could have a negative impact on our net sales and could materially adversely affect our financial condition and results of operations.  Furthermore, declines in traffic could result in store impairment charges if expected future cash flows of the related asset group do not exceed the carrying value.

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

Changes in customer demand could materially adversely affect our sales, results of operations and cash flow.

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for leather and leathercraft-related items.  If we misjudge the market, we might significantly overstock unpopular products and be forced to take significant inventory markdowns, or experience shortages of key items, either of which could have a material adverse impact on our operating results and cash flow.  In addition, adverse weather conditions, economic instability and consumer confidence volatility could have material adverse impacts on our sales and operating results.

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

We depend on the guidance of our senior management team and other key employees who have significant experience and expertise in our industry and our operations.  In 2018 and 2019, we experienced significant changes in our senior leadership team and have focused on recruiting for and retaining key roles.  The unexpected loss of one or more of our key personnel or any negative public perception with respect to these individuals could have a material adverse effect on our business, results of operations and financial condition.  We do not maintain key-person or similar life insurance policies on any of senior management team or other key personnel.

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

The following table summarizes the locations of our leased premises as of the date of this filing:

U.S. Locations
Alabama	1	Missouri	3
Alaska	1	Montana	1
Arizona	3	Nebraska	1
Arkansas	1	Nevada	2
California	10	New Mexico	2
Colorado	4	New York	1
Connecticut	1	New Jersey	1
Florida	5	North Carolina	2
Georgia	2	Ohio	3
Idaho	1	Oklahoma	2
Illinois	1	Oregon	2
Indiana	1	Pennsylvania	3
Iowa	1	South Carolina	1
Kansas	1	South Dakota	1
Kentucky	1	Tennessee	3
Louisiana	2	Texas	16
Maryland	1	Utah	4
Massachusetts	1	Washington	3
Michigan	2	Wisconsin	1
Minnesota	2	Wyoming	1

Canadian locations:		International locations:
Alberta	3	Spain	1
British Columbia	1
Manitoba	1
Nova Scotia	1
Ontario	3
Saskatchewan	1

As a result of the COVID-19 pandemic and resulting legal requirements in most of our markets, we temporarily closed all of our stores during March 2020.  In addition, during the second quarter of 2020, we negotiated lease modifications for some of our properties with our landlords to abate or defer a portion of the rent or other expenses due during the time period that our properties were closed/limited.  During the fourth quarter of 2020 and into the present, we continued to manage through the pandemic as we saw increased spikes in COVID-19 infections, and continue to see varying levels of infection rates, and were forced to close certain stores or move certain stores to “curbside only” operations.  As of the date of filing this Comprehensive Form 10-K, all of our stores have reopened fully.  Reduced store capacity, social distancing and other measures are in place in all stores but are not believed to be materially impacting store sales in most locations.

ITEM 3.	LEGAL PROCEEDINGS

The Company has self-reported to the SEC information concerning the internal investigation of accounting matters described in the Explanatory Note and in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” under Part I, Item 1 of this Comprehensive Form 10-K.  Subsequently, the Division of Enforcement of the SEC informed the Company that it had initiated an investigation into the Company’s historical accounting practices.  The Company is fully cooperating with the investigation and is in discussions with the SEC regarding a possible negotiated resolution.  In October 2020, an agreement (which was updated on May 12, 2021) in principle was reached on the material terms of such a resolution, which includes an agreement by the Company to pay a $0.2 million penalty.  However, this provisional resolution is still subject to finalizing the necessary documents and obtaining final approval from the SEC, which cannot be assured.  Accordingly, as of December 31, 2020, a $0.2 million liability has been recorded in accrued expenses and other liabilities on our Consolidated Balance Sheet which is not presented in this Comprehensive Form 10-K.

In addition, see discussion of Legal Proceedings in Note 10 of the Notes to the Consolidated Financial Statements included in Item 8 of this Comprehensive Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM.5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”

There were approximately 289 stockholders of record on June 17, 2021.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2019 that were not registered under the Securities Act.

Our Board of Directors did not authorize any dividends during the fiscal years ended December 31, 2019, 2018 or 2017.  Our Board of Directors may consider future cash dividends after giving consideration to our profitability, cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

The following table summarizes repurchases of our common stock occurring in fourth quarter 2019:

Period (2)	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)

October 1 – October 31, 2019	-	$-	-	996,163
November 1 – November 30, 2019	-	$-	-	996,163
December 1 – December 31, 2019	-	$-	-	996,163
Total	-	$-	-

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

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K and are not required to provide information under this item.  However, see Note 14, Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Comprehensive Form 10-K, which provides unaudited quarterly condensed results of operations for the two years ended December 31, 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in understanding our financial performance and should be read in conjunction with our financial statements and the notes accompanying those financial statements included elsewhere in this Comprehensive Form 10-K, including the information under the caption “Summary of Critical Accounting Policies.”  In addition to historical financial information, the following management’s discussion and analysis may contain forward-looking statements.  These statements reflect our expectations or estimates based on the information we have today but are not guarantees or predictions of future performance.  They involve known and unknown risks, uncertainties and other factors, many of which are beyond our control, and which may cause actual results to differ materially from the statements contained here.  You are cautioned not to put undue reliance on these forward-looking statements.  The Company assumes no obligation to update or otherwise revise these forward-looking statements, except as required by law.  More discussion of risks can be found under Item 1A, Risk Factors.

Summary

NOTE:  This discussion has been impacted by the restatement described in the Restatement Footnote.  Certain of the financial and other information provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement adjustments.

The Business and Strategy

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

As of December 31, 2019, the Company operated a total of 115 retail stores.  There were 103 stores in the U.S., 11 stores in Canada and one store in Spain.  All e-commerce sales through our websites were fulfilled and recognized through our network of retail stores.

The Company operates a total of 106 retail stores as of May 2021.  There are 95 stores in the U.S., ten stores in Canada and one store in Spain.  During the second quarter of 2020, we consolidated U.S. e-commerce web order fulfilment from the stores to our Fort Worth distribution center.

New management joined the Company in October 2018 and set new strategic directions for both the short and long term.  The overarching goal for 2019 and 2020 was to invest in rebuilding a foundation for growth by: 1) improving our brand proposition, 2) reversing the sales decline with business customers, 3) building our talent, processes, tools and systems and 4) positioning us for long-term growth.

The Restatement

In July 2019, the Company began an investigation of potential misstatements in its prior financial statements related to historical methods of valuation and expensing of inventory.  In October 2019, the Company announced that certain prior financial statements could not be relied upon, specifically the following filings: financial statements for (i) the years ended December 31, 2018, 2017 and 2016 included in the Company’s 2018 Annual Report on Form 10-K, (ii) the quarterly and year-to-date periods within fiscal 2017 and 2018 included in the Company’s Quarterly Reports on Form 10-Q, and (iii) the three months ended March 31, 2019 included in the Company’s Quarterly Report on Form 10-Q.  Much effort and resources in 2019, 2020 and 2021 to date have been spent investigating the nature and magnitude of the misstatements, determining the corrected values, developing and implementing improved controls, including new processes and systems, and creating and preparing these restated financials.  Through these efforts, we identified other areas that were also misstated, the details of which are described in the Restatement Footnote.  The discussion of financial results presented here is reflective of the restatement adjustments.

Nasdaq suspended trading in the Company’s stock on Nasdaq as of August 13, 2020 due to the Company not being current with its SEC filings. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”  Nasdaq denied the Company’s appeal of its decision to suspend trading in the Company’s stock and the Company’s stock was formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing after we have made our required Exchange Act filings, including the Delinquent Filings.  Any such listing would be subject to Nasdaq approval.

COVID-19 and Outlook

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

Eight stores were permanently closed during the second quarter of 2020 as leases expired or early terminations were negotiated, including at locations where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, Tandy operates 106 stores, including ten in Canada and one in Spain.

On May 22, 2020, our Fort Worth flagship store reopened to the public, the beginning of a phased approach to reopening our stores with limited hours, new protocols for sanitizing, social distancing, wearing masks and taking daily temperatures of employees.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public, and the store re-openings were well received by our employees and customers.  During the fourth quarter of 2020 and into the present, we continue to manage through the pandemic as we saw increased spikes in COVID-19 infections, and continue to see varying levels of infection rates, and have been forced to close certain stores or move certain stores to “curbside only” operations.

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

Results of Operations

Consolidated Net Sales

	2019	2018 Restated	2017 Restated
Net sales	$74,918,160	$83,203,569	$82,420,595

% Increase (decrease) from prior year	(10.0)%	0.9%

After relatively little change from 2017 to 2018, 2019 consolidated net sales declined by $8.3 million, or 10.0%, as compared to 2018.  Of this decline, $1.7 million was the result of five store closures, the discontinuation of unprofitable sales on Amazon, Walmart.com and eBay, making our Leathercraft Library of patterns and videos free, and ending our wholesale pricing clubs where customers received lower prices for a yearly membership fee.  All these changes were aligned with our new strategies and supported the key initiatives described above.  The decline of $6.6 million was primarily a result of a reduction in promotional activity associated with the new pricing strategy, out-of-stock inventory and the transition of commercial customers to a new model, resulting in lower sales to these customers.

The table below reports our global net sales by store category for the year ended December 31, 2019 compared to the year ended December 31, 2018:

	2019		2018 Restated		2019 vs 2018
	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	113	$72,224,107	113	$79,276,414	$(7,052,307)	(8.9)%
New stores	2	881,824	2	400,215	481,609	120.3%
Closed stores (1 temporary)	5	1,812,229	6	3,526,940	(1,714,711)	(48.6)%
Total at year-end	115	$74,918,160	120	$83,203,569	$(8,285,409)	(10.0)%

We operated 115 stores worldwide as of December 31, 2019 and 120 stores as of December 31, 2018.  Five lower-performing stores were closed during 2019: Irving, TX (January 2019), Fort Wayne, IN (January 2019), Minto, NSW, Australia (February 2019), Manchester, UK (June 2019), and Escondido, CA (October 2019).  The two stores categorized as new stores, Austin, TX and Calgary, AB, were opened in July 2018, so were not open for the full year in 2018.  We also closed one store in 2018, Northampton, UK (September 2018).

In stores that remained open for the full year, sales declined 8.9% in 2019, and such declines were driven by the factors described above.

The table below reports our global net sales by store category for the year ended December 31, 2018 compared to the year ended December 31, 2017:

	2018 Restated		2017 Restated		2018 vs 2017
	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	114	$80,340,388	114	$80,776,939	$(436,551)	(0.5)%
New stores	5	1,795,693	3	612,174	1,183,519	193.3%
Closed stores (1 temporary)	2	1,067,488	2	1,031,482	36,006	3.5%
Total at year-end	120	$83,203,569	119	$82,420,595	$782,974	0.9%

We operated 120 stores worldwide as of December 31, 2018 and 119 stores as of December 31, 2017.  During 2018, we opened two stores, Austin, TX (July 2018) and Calgary, AB (July 2018), and closed one store in Northampton, UK (September 2018).  During 2017, we opened three new stores: Allen, TX (April 2017), Miami, FL (May 2017), and McAllen, TX (May 2017).  Our store in Harrisburg, PA was temporarily closed April 2016 – January 2017, so we categorized it as a closed store, since it was not open for the full year in 2017.

Prior to 2019, we defined our customers in a number of different groups, the largest two being Retail, primarily hobbyists, and Business, small and medium-sized businesses.  However, through customer research over the last two years and better understanding of past practices used to categorize customers into these groups, the Company determined that there was insufficient distinction between such categories. We are continuing to assess and evolve our thinking on customer segments with focus on levels of annual and lifetime spend.

To address the opportunity among the largest customers, in 2019 we launched a Commercial Program designed to better meet the needs of these customers.  The program is comprised of dedicated outside sales representatives, clear and competitive volume-based pricing, personalized service and sourcing, shipping directly to customers from our distribution center, and improved product consistency, quality and availability.

Gross Profit

	2019	2018 Restated	2017 Restated
Sales	$74,918,160	$83,203,569	$82,420,595
Cost of sales	32,958,708	32,262,624	33,334,934
Gross profit	$41,959,452	$50,940,945	$49,085,661
Gross profit margin percentage	56.0%	61.2%	59.6%

Decline in gross profit margin rate in 2019 to 56.0% from 61.2% in 2018 was a result of a combination of factors including our move to a new pricing strategy which lowered the highest pricing tiers to be on par with competition on key items, product and customer mix shifts and $0.6 million in added reserve for inventory write-downs in 2019.  Average unit retails (sales/units sold) declined by 5.5% in 2019 versus in 2018.

2018 gross profit rose from 2017 by $1.9 million, driven by an increase in sales and gross profit rate.  The gross profit rate increased by 160 basis points to 61.2%, primarily driven by an improvement in the product mix toward categories with higher margins.

Operating Expenses

	2019	2018 Restated	2017 Restated
Operating expenses	$43,555,826	$44,692,265	$42,708,942
Non-routine items related to restatement	(1,346,478)	-	-
Non-routine items related to CFO transition	(205,650)	-	-
Adjusted operating expenses	$42,003,698	$44,692,265	$42,708,942

Operating expenses % of sales	58.1%	53.7%	51.8%
Adjusted operating expenses % of sales	56.1%	53.7%	51.8%

Operating expenses decreased by $1.1 million in 2019 as compared to the corresponding prior year mostly as a result of payroll and occupancy savings associated with store closures, lower bonuses, group insurance expense savings, and marketing expense reductions, partially offset by higher costs for restricted stock units, the annual store manager conference and non-routine expenses related to the restatement and Chief Financial Officer (“CFO”) transition.  Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO transition, declined in 2019 by $2.7 million, compared to prior year, mostly as a result of the items noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure and is included here because we believe it provides additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items in 2019 primarily included legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the transition to our CFO.

2018 Restated operating expenses rose by $2.0 million from 2017 restated operating expenses, primarily driven by higher store payroll and payroll-related expenses, escalations in occupancy costs such as facility rent and maintenance expenses, and increases in sales-variable expenses such as credit card merchant fees.

Impairment Expense

We completed our annual goodwill impairment assessment as of December 31, 2019, and based on the concluded fair value of the reporting unit, we recorded impairment expense of $1.0 million during the fourth quarter of 2019, representing the entire balance of goodwill.  See Note 3, Significant Accounting Policies – Goodwill and other intangible assets of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Comprehensive Form 10-K for further detail.

For the years ended December 31, 2019 and 2018, three stores and four stores, respectively, were reviewed for impairment due to overall underperformance.  Based on the results of the review, impairment expense of less than $0.01 million and $0.3 million was recorded for 2019 and 2018, respectively.  There were no impairment charges in 2017.

Other Income/Expense (net)

Other income/expense consists primarily of interest expense and interest income.  In 2019, 2018 and 2017, we incurred other expenses/(income) (net) of $(0.1) million, $(0.2) million (restated) and $0.04 million (restated), respectively.  In 2019, we earned $0.2 million in interest income and paid $0.04 million in interest expense on our debt.  We earned $0.2 million and $0.1 million in interest income and paid $0.3 million and $0.2 million in interest expense on our bank debt in 2018 and 2017, respectively.

Provision for Income Taxes

Our effective tax rate was 26.6%, 29.2% (restated), and 60.9% (restated) for the years ended December 31, 2019, 2018 and 2017, respectively.  For 2019, the difference between our statutory rates and our effective rate are primarily due to state income taxes, the difference in tax rates for loss carryback periods, items that are nondeductible for income tax purposes, and the change in valuation allowance against certain foreign net operating losses.  For 2018, the difference between our statutory rates and our effective rate are primarily due to state income taxes, the difference it tax rates in foreign jurisdictions, items that are nondeductible for income tax purposes, and the change in valuation allowance against certain foreign net operating losses~~.~~ Going forward, we expect that our effective tax rate for 2020 will be 25-27%.

In 2017, in connection with the Tax Cuts and Jobs Act, we recorded an additional $1.3 million of net income tax expense as follows:

Transition tax on deemed repatriation of certain foreign earnings (1)	$603,976
Foreign withholding taxes (1)	290,128
Remeasuring deferred tax position (2)	402,135
$1,296,239

(1)  classified as part of the Federal current provision in 2017
(2)  classified as part of the Federal deferred provision in 2017

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors.  Our cash balance as of December 31, 2019 totaled $15.9 million, and as of March 31, 2021, our cash balance totaled $10.9 million.

Spain Loan

During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the COVID-19 virus.  This loan was provided for by the Spanish government as part of a COVID-19 relief program.  The term of the agreement is five years, and the interest rate is fixed at 1.5%.  Based on the terms of the loan agreement, we are required to make monthly interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.

Lines of Credit

As previously disclosed, on October 14, 2019, our management, in consultation with the Audit Committee, determined that Tandy’s previously issued Consolidated Financial Statements as of and for (i) the years ended December 31, 2018 and 2017, (ii) the three and six-month periods ended June 30, 2018, (iii) the three and nine-month periods ended September 30, 2018, and (iv) the three-month period ended March 31, 2019, should no longer be relied upon due to misstatements related to our accounting processes for inventory transactions, and we would restate such financial statements as part of the Restatement Process.  See the Restatement Footnote for further information around the Restatement Process.  As a result, the Company did not timely file with the SEC its Quarterly Reports on Form 10-Q for the periods ended June 30, and September 30, 2019, March 31, June 30, and September 30, 2020 and March 31, 2021, or its Annual Report on Form 10-K for fiscal 2019 and fiscal 2020 (collectively, the “Delinquent Filings”).  Under the terms of the Promissory Note agreements the Company had in place with its primary bank, BOKF, NA d/b/a Bank of Texas (“BOKF”), we were required to provide BOKF quarterly financial statements and compliance certificates.  We were unable to provide these financial statements and compliance certificates for the Delinquent Filings noted above.  In response, on April 2, 2020, BOKF provided notice under the terms of the Promissory Note agreements that such Promissory Notes were cancelled.  As of the date of cancellation, Tandy had no borrowings outstanding under these credit facilities or with any other lending institution.  As of the date of this filing, Tandy has no lines of credit outstanding.

In August 2015, our Board of Directors authorized a share repurchase program, pursuant to which we were authorized to repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016 (collectively, “Repurchasing Shares”).  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2019.  In June 2019, the program was again amended to increase the number of shares available to one million as of such date and to extend the program through August 9, 2020.  In 2019, 2018, and 2017, we repurchased 131,782 shares at an average price of $5.58 per share, 243,387 shares at an average price of $6.79 per share and 0 shares, respectively.  As of December 31, 2019, there were 996,163 shares available for repurchase under the plan.  The Company suspended repurchasing any shares under its program beginning in June 2019, because of the lack of publicly-available financial information of the Company during this period.  Management expects to resume the Company’s repurchase program (as conditions allow) following completion of our financial restatement and the filing of all Delinquent Filings with the SEC.

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all Delinquent Filings with the SEC.  The Company’s previous share repurchase program expired in August 2020.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a working capital line of credit facility of up to $6 million which was secured by our inventory.  On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2021.  The Business Loan Agreement contained covenants that required us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios were calculated quarterly on a trailing four quarter basis.  For the years ended December 31, 2019, 2018 and 2017, there were no amounts drawn on this line of credit.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a line of credit facility of up to $10 million for the purpose of  repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permitted us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2020.  Subsequently, this line of credit was amended to increase the availability from $10 million to $15 million for the repurchase of shares of our common stock pursuant to our stock repurchase program through the end of the draw down period which was the earlier of August 9, 2020 or the date on which the entire amount was drawn.  In addition, this Promissory Note was amended on August 20, 2018 to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2024.  We were required to make monthly interest-only payments through September 18, 2020.  After this date, the principal balance would have rolled into a 4-year term note with principal and interest paid on a monthly basis with a maturity date of September 18, 2024.  This Promissory Note was secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  There were no amounts drawn on this line of credit during 2017.  During the year ended December 31, 2018, we drew $1.6 million on this line of credit which we used to purchase 243,387 shares of our common stock pursuant to our stock repurchase program.  As of December 31, 2018, the outstanding balance on this line of credit was $9.0 million.  During the quarter ended March 31, 2019, we paid off this line of credit with no pre-payment penalties incurred.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrued interest at the London Interbank Offered Rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (3.351% as of December 31, 2017).  Beginning August 20, 2018, the notes accrued interest at LIBOR plus 1.5% (4.0% as of December 31, 2018).  Neither line of credit carried commitment fees.

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

For the years ended December 31, 2019 and 2018, we repurchased the following shares:

Year ended December 31,	Total shares repurchased	Average price per share
2019	131,782	$5.58
2018	243,387	$6.79

As of December 31, 2019, there were 996,163 shares that remained available for repurchase under the plan.

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all Delinquent Filings with the SEC.  The Company’s previous share repurchase program expired in August 2020.

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

Cash Flows

	For the Years Ended December 31,
	2019	2018 Restated (1)	2017 Restated (1)
Net cash provided by operating activities	$10,471,293	$7,771,740	$2,465,775
Net cash used in investing activities	(9,156,147)	(1,060,389)	(1,656,036)
Net cash (used in) provided by financing activities	(9,703,217)	(56,978)	150,718
Effect of exchange rate changes on cash and cash equivalents	222,878	(666,879)	260,096
Net (decrease) increase in cash and cash equivalents	$(8,165,193)	$5,987,494	$1,220,553

(1) As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

For the year ended 2019, we generated $10.5 million of cash from operations driven by our efforts to streamline working capital levels, of which $9.3 million was from the liquidation of inventory.  The 2019 net loss of $1.9 million was offset by non-cash expenses of $6.7 million, including depreciation and amortization, impairments, and stock-based compensation.  With the cash generated from operations, we invested $18.1 million in short-term U.S. Treasuries and sold short-term U.S. Treasuries at maturity for $9.1 million, and we invested $0.3 million in capital expenditures for the purchase of store fixtures and systems implementations.  We used cash in financing activities to extinguish $9.0 million of debt and to repurchase 131,782 shares of treasury stock for $0.7 million at an average price of $5.58 per share.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $8.2 million.

For the year ended 2018, we generated $7.8 million of cash from operations primarily due to net income of $4.4 million, plus $2.3 million from non-cash expenses, including depreciation and amortization, impairments, and stock-based compensation and $1.1 million of working capital including $1.0 million due to the liquidation of inventory.  We invested in capital expenditures of $1.1 million for new store fixtures, store relocations and remodels, and computer equipment.  And we borrowed $1.6 million to finance the repurchase of 243,387 shares of treasury stock for $1.7 million at an average price of $6.79 per share.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $6.0 million.

For the year ended 2017, we generated $2.5 million of cash from operations primarily due to net income of $2.5 million, plus $2.8 million from non-cash expenses, including depreciation and amortization, and stock-based compensation and partially offset by a $2.8 million decrease in working capital of which $3.0 million was a build-up of inventory and $2.3 million related to payments of accrued expenses and other liabilities.  We invested in capital expenditures of $1.7 million, including vehicles and computer equipment for our new district managers.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $1.2 million.

We believe that cash flow from operations and our existing cash reserves will be adequate to fund our operations through 2021, taking into account the current effects of the COVID-19 pandemic on our business and cash flow and our current business performance.  In addition, we anticipate that this cash flow and our current cash reserves will enable us to meet our contractual obligations and commercial commitments throughout 2021.  There can be no assurance, however, that the COVID-19 pandemic would not result in further restrictions on our business operations in a manner that would more materially impact our cash flow.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2019, 2018, or 2017, and we do not have any such arrangements as of the date of this filing.

Summary of Critical Accounting Policies

The preparation of the Company’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions.  The Company continually evaluates the information used to make these estimates as the business and the economic environment changes.  Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions.  The policies discussed below require estimates that contain a significant degree of judgement.  The use of estimates is pervasive throughout the Consolidated Financial Statements, but the accounting policies and estimates considered most critical are as follows.

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via two methods: (1) at the store counter and (2) shipment of product generally via web sales.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met and revenue is recognized when a sales transaction occurs with a customer.  When merchandise is shipped to a customer, our performance obligation is met and revenue is recognized when title passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and title passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales is based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.  Our sales return allowance for future merchandise returns is estimated based on historical sales return rates.  Under our sales returns policy, merchandise may be returned, under most circumstances, up to 60 days after date of purchase.  As merchandise is returned, the company records the sales return against the sales return allowance.  We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.

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

Impairment of Long-Lived Assets.  We evaluate long-lived assets on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  Upon the occurrence of a triggering event, right-of-use (“ROU”) lease assets, property and equipment and definite-lived intangible assets are reviewed for impairment and an impairment loss is recorded in the period in which it is determined that the carrying amount of the assets is not recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group.  The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the individual store level.  If the estimated undiscounted future net cash flows for a given store are less than the carrying amount of the related store assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets.  The impairment loss is then allocated across the asset group’s major classifications which in this case are operating lease assets and property and equipment.  Triggering events at the store level could include material declines in operational and financial performance or planned changes in the use of assets, such as store relocation or store closure.  This evaluation requires management to make judgements relating to future cash flows, growth rates and economic and market conditions.  The fair value of an asset group is estimated using a discounted cash flow valuation method.

Stock-based Compensation.  The Company’s stock-based compensation relates primarily to restricted stock unit (“RSU”) awards.  Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value.  Compensation expense is recognized for service-based stock awards on a straight-line basis or ratably over the requisite service period, based on the closing price of the Company’s stock on the date of grant.  The service-based awards typically vest ratably over the requisite service period, provided that the participant is employed on the vesting date.  The total compensation expense is reduced by actual forfeitures as they occur over the requisite service period of the awards.  Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets.  The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved.  If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized.  If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting.  If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed.  The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied.  We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.  We had one stock option plan that expired in March 2017.  This plan permitted annual stock option grants to non-employee directors with an exercise price equal to the fair market value of the shares at the date of grant.  These options vested and became exercisable six months from the option grant date.  Under this plan, no stock options were awarded in 2015 or after, therefore, we did not recognize any stock-based compensation expense for these options during those periods.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Tandy Leather Factory, Inc.

Opinions on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2019, 2018, and 2017, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, 2018, and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct Previously Issued Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial consolidated statements, the Company has restated its previously issued consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in these periods.

Change in Accounting Principle

As discussed in Note 3 to the Consolidated Financial Statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2003.

Fort Worth, Texas
June 21, 2021.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018 Restated (1)	December 31, 2017 Restated (1)
ASSETS
CURRENT ASSETS:
Cash	$15,905,158	$24,070,351	$18,082,857
Short-term investments	9,152,166	-	-
Accounts receivable-trade, net of allowance for doubtful accounts of $15,940; $15,703; and $22,642 at December 31, 2019, 2018 and 2017, respectively	408,711	408,170	461,212
Inventory	24,041,827	33,302,549	34,546,084
Prepaid income taxes	1,628,985	419,908	-
Prepaid expenses	1,081,859	1,283,795	1,392,278
Other current assets	296,994	331,805	328,522
Total current assets	52,515,700	59,816,578	54,810,953

Property and equipment, at cost	27,470,545	28,140,345	27,332,299
Less accumulated depreciation	(14,551,645)	(13,625,261)	(11,765,416)
Property and equipment, net	12,918,900	14,515,084	15,566,883

Operating lease assets	13,897,422	-	-
Deferred income taxes	427,333	1,092,293	1,130,905
Goodwill	-	954,765	962,949
Other intangibles, net of accumulated amortization of $547,369; $690,869; and $688,147 at December 31, 2019, 2018 and 2017, respectively	7,000	16,500	19,222
Other assets	344,816	386,107	379,695
TOTAL ASSETS	$80,111,171	$76,781,327	$72,870,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$5,752,613	$2,154,394	$2,409,845
Accrued expenses and other liabilities	2,656,718	5,401,508	5,045,015
Income taxes payable	-	-	354,629
Operating lease liabilities	3,822,748	-	-
Current maturities of long-term debt	-	519,516	614,311
Total current liabilities	12,232,079	8,075,418	8,423,800

Uncertain tax position	296,127	1,415,715	1,197,078
Other non-current liabilities	508,907	555,296	596,770
Operating lease liabilities, non-current	10,654,631	-	-
Long-term debt, net of current maturities	-	8,448,502	6,757,419

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,446,563; 10,353,155; and 10,320,069 shares issued at December 31, 2019, 2018, and 2017, respectively	25,072	24,848	24,768
Paid-in capital	5,037,102	4,267,138	3,939,589
Retained earnings	62,210,781	64,476,378	60,078,013
Treasury stock at cost (1,424,376; 1,292,594; and 1,049,207 shares at December 31, 2019, 2018 and 2017, respectively)	(9,772,982)	(9,037,783)	(7,384,517)
Accumulated other comprehensive loss (net of tax of $358,646; $480,112; and $240,045 at December 31, 2019, 2018 and 2017, respectively)	(1,080,546)	(1,444,185)	(762,313)
Total stockholders’ equity	56,419,427	58,286,396	55,895,540
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,111,171	$76,781,327	$72,870,607
(1) As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2019	2018 Restated (1)	2017 Restated (1)

Net sales	$74,918,160	$83,203,569	$82,420,595
Cost of sales	32,958,708	32,262,624	33,334,934
Gross profit	41,959,452	50,940,945	49,085,661

Operating expenses	43,555,826	44,692,265	42,708,942
Impairment expense	1,001,835	285,477	-

Income (loss) from operations	(2,598,209)	5,963,203	6,376,719

Other (income) expense:
Interest expense	36,260	304,957	205,555
Other, net	(40,225)	(553,573)	(167,112)
Total other (income) expense	(3,965)	(248,616)	38,443

Income (loss) before income taxes	(2,594,244)	6,211,819	6,338,276

Provision (benefit) for income taxes	(690,463)	1,813,454	3,859,832

Net income (loss)	$(1,903,781)	$4,398,365	$2,478,444

Foreign currency translation adjustments, net of tax	363,639	(681,872)	411,427

Comprehensive income (loss)	$(1,540,142)	$3,716,493	$2,889,871

Net income (loss) per common share:
Basic	$(0.21)	$0.48	$0.27
Diluted	$(0.21)	$0.48	$0.27

Weighted average number of shares outstanding:
Basic	8,973,246	9,185,203	9,242,092
Diluted	8,973,246	9,205,008	9,245,537

(1) As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018 Restated (1)	2017 Restated (1)
Cash flows from operating activities:
Net income (loss)	$(1,903,781)	$4,398,365	$2,478,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,655,223	1,798,762	1,884,043
Operating lease asset amortization	3,481,931	-	-
Impairment of goodwill and long-lived assets	1,001,835	285,477	-
Loss on disposal of assets	8,795	1,321	3,139
Stock-based compensation	770,188	327,629	239,599
Deferred income taxes	(334,343)	257,249	638,056
Exchange (gain) loss	137,241	(406,832)	32,999
Changes in operating assets and liabilities:
Accounts receivable-trade	(22,703)	49,155	88,445
Inventory	9,329,998	1,034,430	(2,978,285)
Prepaid expenses	596,071	71,915	66,812
Other current assets	(96,492)	-	-
Accounts payable-trade	3,499,627	(148,340)	764,889
Accrued expenses and other liabilities	(2,718,611)	314,937	(2,266,301)
Income taxes, net	(1,219,596)	(795,609)	1,148,313
Other assets	(325,691)	583,281	365,622
Operating lease liability	(3,388,399)	-	-
Total adjustments	12,375,074	3,373,375	(12,669)
Net cash provided by operating activities	10,471,293	7,771,740	2,465,775

Cash flows from investing activities:
Purchase of property and equipment	(268,961)	(1,088,328)	(1,691,999)
Purchase of short-term investments	(18,094,775)	-	-
Proceeds from sales of short-term investments	9,095,000	-	-
Proceeds from sales of assets	112,589	27,939	35,963
Net cash used in investing activities	(9,156,147)	(1,060,389)	(1,656,036)

Cash flows from financing activities:
Proceeds from long-term debt	-	1,596,288	-
Payments on long-term debt	(8,968,018)	-	-
Payments on capital lease obligations	-	-	(72,686)
Repurchase of treasury stock	(735,199)	(1,653,266)	-
Proceeds from exercise of stock options	-	-	223,404
Net cash (used in) provided by financing activities	(9,703,217)	(56,978)	150,718

Effect of exchange rate changes on cash and cash equivalents	222,878	(666,879)	260,096

Net (decrease) increase in cash and cash equivalents	(8,165,193)	5,987,494	1,220,553

Cash and cash equivalents, beginning of period	24,070,351	18,082,857	16,862,304
Cash and cash equivalents, end of period	$15,905,158	$24,070,351	$18,082,857

(1) As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows - continued

	For the Years Ended December 31,
	2019	2018 Restated (1)	2017 Restated (1)
Supplemental disclosures of cash flow information:
Interest paid during the period	$36,260	$304,957	$205,555
Income tax paid during the period, net of refunds	$714,620	$1,361,400	$2,243,018

Supplemental disclosures of non-cash activity:
Cumulative effect of accounting changes - ASC 842 (1)	$(361,816)	$-	$-
Operating lease assets obtained in exchange for lease liabilities, net	$17,328,019	$-	$-
(1) ASC 842 - Leases - “Topic 842”

The accompanying notes are an integral part of these financial statements

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016 as reported	9,193,162	$27,142	$6,368,279	$(10,278,584)	$59,469,493	$(1,893,129)	$53,693,201
Restatement adjustment (1)	-	(2,560)	(2,891,507)	2,894,067	(1,869,924)	719,389	(1,150,535)
Balance, December 31, 2016 as restated (1)	9,193,162	$24,582	$3,476,772	$(7,384,517)	$57,599,569	$(1,173,740)	$52,542,666
Stock-based compensation expense	-	-	239,599	-	-	-	239,599
Issuance of restricted stock	33,300	79	(79)	-	-	-	-
Shares issued – stock options exercised	44,400	107	223,297	-	-	-	223,404
Net income	-	-	-	-	2,478,444	-	2,478,444
Foreign currency translation adjustments, net of tax	-	-	-	-	-	411,427	411,427
Balance, December 31, 2017 as restated (1)	9,270,862	$24,768	$3,939,589	$(7,384,517)	$60,078,013	$(762,313)	$55,895,540
Stock-based compensation expense	-	-	327,629	-	-	-	327,629
Issuance of restricted stock	33,086	80	(80)	-	-	-	-
Purchase of treasury stock	(243,387)	-	-	(1,653,266)	-	-	(1,653,266)
Net income	-	-	-	-	4,398,365	-	4,398,365
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(681,872)	(681,872)
Balance, December 31, 2018 as restated (1)	9,060,561	$24,848	$4,267,138	$(9,037,783)	$64,476,378	$(1,444,185)	$58,286,396
Cumulative effect of accounting change, net of tax (ASC 842)	-	-	-	-	(361,816)	-	(361,816)
Stock-based compensation expense	-	-	770,188	-	-	-	770,188
Issuance of restricted stock	93,408	224	(224)	-	-	-	-
Purchase of treasury stock	(131,782)	-	-	(735,199)	-	-	(735,199)
Net loss	-	-	-	-	(1,903,781)	-	(1,903,781)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	363,639	363,639
Balance, December 31, 2019	9,022,187	$25,072	$5,037,102	$(9,772,982)	$62,210,781	$(1,080,546)	$56,419,427
(1) As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018, and 2017

1.	DESCRIPTION OF BUSINESS

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

As of December 31, 2019, the Company operated a total of 115 retail stores.  There were 103 stores in the United States (“U.S.”), 11 stores in Canada and one store in Spain.  All e-commerce sales through our websites were fulfilled and recognized through our network of retail stores.

The Nasdaq Global Market (“Nasdaq”) suspended trading in the Company’s stock on Nasdaq as of August 13, 2020. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”  Nasdaq denied the Company’s appeal of its decision to suspend trading in the Company’s stock and the Company’s stock was formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing after we have made our required Exchange Act filings, including the Delinquent Filings.  Any such listing would be subject to Nasdaq approval.

Comments and discussion as well as all financials and other data presented here have been updated to reflect the restatement adjustments detailed in Note 2 to the Consolidated Financial Statements, Restatement of Previously Issued Consolidated Financial Statements (the “Restatement Footnote”).

As of January 1, 2019, we operate as a single segment and report on a consolidated basis.  Prior to January 1, 2019, we operated and reported in two segments, North America and International.  In early 2019, we announced several strategic initiatives to drive future sales growth and long-term profitability, which resulted in the Company closing two of its three stores outside of North America.  This left Spain as our only store outside of North America, and our chief operating decision maker was no longer making operating performance assessments and resource allocation decisions for this one single store.  As a result, we no longer report International as a reportable segment.  All prior year data discussed throughout this Comprehensive Form 10-K has been retrospectively revised to conform to the new single-reportable segment structure.  There is no change to our consolidated financial position or results based on the change in segment reporting.

Certain reclassifications unrelated to the restatement of prior period financials were made to previously reported prior period amounts in order to conform to the current period presentation, including a reclass of $0.8 million and $1.1 million from accrued expenses to accounts payable-trade as of December 31, 2018 and 2017, respectively.

See Note 2 of the Notes to the Consolidated Financial Statements, Restatement of Previously Issued Consolidated Financial Statements (the “Restatement Footnote”) for an explanation of the changes to our consolidated financial position and results of operations due to the restatement for the years ended December 31, 2018 and 2017.

2.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

We are filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2019, 2018 and 2017 (the “Comprehensive Form 10-K”) as part of our efforts to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2019.  This Comprehensive Form 10-K contains our audited Consolidated Financial Statements as of and for the year ended December 31, 2019 and our restated audited Consolidated Financial Statements as of and for the years ended December 31, 2018 and 2017, our unaudited Consolidated Financial Statements as of and for the quarters ended March 31, June 30, September 30, 2018, and March 31, 2019, our unaudited Statements of Comprehensive Income (Loss) and Statements of Cash Flows for the six months ended June 30, 2018 and the nine months ended September 30, 2018 as well as restatements of our unaudited consolidated quarterly financial data for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018, and March 31, 2019.  See Note 14 of the Notes to the Consolidated Financial Statements, Quarterly Financial Data (Unaudited).

Restatement Background

As previously disclosed, on October 14, 2019, as a result of the findings of the Independent Investigation and the Company’s ongoing reviews, the Company, in consultation with the Audit Committee, determined that Tandy’s previously issued Consolidated Financial Statements as of and for (i) the years ended December 31, 2018 and 2017, (ii) the three and six-month periods ended June 30, 2018, (iii) the three and nine-month periods ended September 30, 2018, and (iv) the three-month period ended March 31, 2019, should no longer be relied upon due to misstatements related to our accounting processes for inventory transactions, and we would make the necessary accounting corrections and restate such financial statements.  In addition to inventory misstatements, management identified additional areas that required restatement adjustments as described below, with all such restatement items constituting the “Restatement Process.”  The restatement adjustments described below pertain to all restatement periods noted above, and restatement adjustments specific to the periods reported in this Comprehensive Form 10-K are reflected in the tables below.

Such errors included: (i) methods used by the Company in the valuation and expensing of costs related to inventory which was not correctly stated and was not consistent with the first-in, first-out (“FIFO”) methodology, (ii) warehousing and handling expenditures which were not properly capitalized during the first and third quarters but were subsequently corrected on a semi-annual basis in the second and fourth quarters resulting in the understatement of inventory and net income in the first and third quarters and the overstatement of net income in the second and fourth quarters, (iii) warehouse and handling expenditures which were improperly classified in operating expenses in all quarters resulting in an overstatement of operating expenses in all restated periods, (iv) freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out costs which were being capitalized to inventory using historical standard rates that were not based on the actual costs incurred in each period resulting in misstatements of inventory value, (v) inventory reserve levels which did not reflect the Company’s accounting policy of carrying inventory at the lower of cost or net realizable value resulting in misstatements of inventory value, (vi) sales returns were not accounted for until November 2018, and through year end 2017 gift cards were initially recorded to net sales causing net sales to be overstated, (vii) lease accounting errors upon the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) on January 1, 2019, which resulted in the understatement of operating lease assets and operating lease liabilities, (viii) the income tax effect of pre-tax restatement adjustments as well as correction of income tax misstatements related to tax effected items recognized in the 2018 income tax provision but related to the previous 2017 tax year, including adjustments related to the Tax Cuts and Jobs Act (“TCJA”) and recognition of uncertain tax position (“UTP”) liability and related interest expense, and (ix) other smaller matters described further below.

Description of Restatement Adjustments

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

Gift cards:  for the restatement year 2017, management noted sales of gift cards were initially recorded to net sales causing net sales to be overstated.  Management has estimated a gift card liability for the year ended December 31, 2017 based on historical gift card issuances and the redemption activity.  Starting January 1, 2018, management noted the Company had begun to account for the sale of gift cards properly by recording a gift card liability on the date a gift card is issued to a customer and recognizing revenue with a corresponding reduction to the gift card liability as the customer redeems the gift card.

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

Accruals and Other

(7)
There were misstatements related to the recognition of accrued paid-time-off (“PTO”) resulting in understatement of accrued expenses and other liabilities as well as other misstatements primarily related to recognition of other accrued operating expenses, payroll related costs, long-term debt classification, cash cutoff for outstanding checks, break out of impairment expense previously included in operating expenses, and reclass of leasehold improvements from prepaid expenses to property and equipment, all of which are being corrected in connection with the restatement of previously issued financial statements.

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

The net effect of the adjustments on the Consolidated Statements of Comprehensive Income (Loss) was to increase net income by $2.4 million for the year ended December 31, 2018, and to decrease net income by $2.0 million for the year ended December 31, 2017.

Increase (Decrease) in Net income:	2018	2017
Inventory adjustments (1)	$255,372	$(3,127,495)
Sales returns, gift cards and class fees	105,382	99,327
Operating expenses (2)	2,059,463	2,163,065
Impairment expense	(285,477)	-
Other expense	373,382	40,255
Total adjustments before tax	2,508,122	(824,848)
Income tax expense from adjustments	73,585	1,148,459
Increase (decrease) in net income	$2,434,537	$(1,973,307)

(1) Inventory adjustments due to:
FIFO adjustment	$843,598	$(88,548)
Freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out	503,078	(619,172)
Inventory reserve	980,000	-
Sales returns	104,105	(19,999)
Other	19,710	(223,895)
Warehouse and handling reclass	(2,195,119)	(2,175,881)
	$255,372	$(3,127,495)

(2) Operating expense adjustments due to:
Warehouse and handling reclass	$2,195,119	$2,175,881
Reclass to impairment expense	285,477	-
Accrued expenses	(377,912)	51,375
PTO Accrual	(16,930)	(38,647)
Other	(26,291)	(25,544)
	$2,059,463	$2,163,065

The decrease to retained earnings from the adjustments as of December 31, 2018, is as follows:

FIFO adjustment	$(786,690)
Freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out	(442,150)
Inventory reserve	980,000
Sales returns	(172,494)
Income tax benefit	33,823
Accruals and other	(852,872)
Decrease to retained earnings	$(1,240,383)

Restatement Reconciliation Tables

The following tables present a reconciliation of our Consolidated Balance Sheets as previously reported as of December 31, 2018 and 2017 to the restated amounts shown in this filing.  We have also presented a reconciliation of our Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, as previously reported to the restated amounts shown in this filing.  The following restatement adjustment footnote numbers correspond to the restatement adjustment descriptions above.

Tandy Leather Factory, Inc.
Consolidated Balance Sheet

	December 31, 2018
	As Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash	$24,070,351	$-		$24,070,351
Accounts receivable-trade, net of allowance for doubtful accounts of $15,703	408,170	-		408,170
Inventory	33,867,276	(564,727)	(1) (2)(3)(4)(7)	33,302,549
Prepaid income taxes	383,478	36,430	(6)	419,908
Prepaid expenses	1,244,754	39,041	(7)	1,283,795
Other current assets	161,208	170,597	(7)	331,805
Total current assets	60,135,237	(318,659)		59,816,578

Property and equipment, at cost	28,005,563	134,782	(7)	28,140,345
Less accumulated depreciation	(13,606,266)	(18,995)	(7)	(13,625,261)
Property and equipment, net	14,399,297	115,787		14,515,084

Deferred income taxes	248,228	844,065	(6)	1,092,293
Goodwill	954,765	-		954,765
Other intangibles, net of accumulated amortization of $690,869	16,500	-		16,500
Other assets	386,107	-		386,107
TOTAL ASSETS	$76,140,134	$641,193		$76,781,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,978,840	$175,554	(7)	$2,154,394
Accrued expenses and other liabilities	4,176,479	1,225,029	(4)(7)	5,401,508
Current maturities of long-term debt	747,335	(227,819)	(7)	519,516
Total current liabilities	6,902,654	1,172,764		8,075,418

Uncertain tax positions	-	1,415,715	(6)	1,415,715
Deferred income taxes	1,556,493	(1,556,493)	(6)(9)	-
Other non-current liabilities	-	555,296	(6)	555,296
Long-term debt, net of current maturities	8,220,683	227,819	(7)	8,448,502

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-		-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,353,155 shares issued	27,232	(2,384)	(10)	24,848
Paid-in capital	7,158,821	(2,891,683)	(10)	4,267,138
Retained earnings	65,716,761	(1,240,383)	(1)(2)(3)(4)(6)(7)(9)	64,476,378
Treasury stock at cost (1,292,594 shares)	(11,931,850)	2,894,067	(10)	(9,037,783)
Accumulated other comprehensive loss (net of tax)	(1,510,660)	66,475	(9)	(1,444,185)
Total stockholders’ equity	59,460,304	(1,173,908)		58,286,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,140,134	$641,193		$76,781,327

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income

	For the Year Ended December 31, 2018
	As Reported	Adjustments		As Restated

Net sales	$83,098,187	$105,382	(4)(7)	$83,203,569
Cost of sales	32,517,996	(255,372)	(1)(2)(3)(4)(5)(7)	32,262,624
Gross profit	50,580,191	360,754		50,940,945

Operating expenses	46,751,728	(2,059,463)	(5)(7)	44,692,265
Impairment expense	-	285,477	(7)	285,477

Income from operations	3,828,463	2,134,740		5,963,203

Other (income) expense:
Interest expense	304,957	-		304,957
Other, net	(180,191)	(373,382)	(9)	(553,573)
Total other (income) expense	124,766	(373,382)		(248,616)

Income before income taxes	3,703,697	2,508,122		6,211,819

Provision for income taxes	1,739,869	73,585	(6)	1,813,454

Net income	$1,963,828	$2,434,537		$4,398,365

Foreign currency translation adjustments, net of tax	(548,557)	(133,315)	(9)	(681,872)

Comprehensive income	$1,415,271	$2,301,222		$3,716,493

Net income per common share:
Basic	$0.21	$0.27		$0.48
Diluted	$0.21	$0.26		$0.48

Weighted average number of shares outstanding:
Basic	9,185,203	9,185,203		9,185,203
Diluted	9,185,662	9,205,008		9,205,008

Tandy Leather Factory, Inc.
Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2018
	As Reported	Adjustments		As Restated
Cash flows from operating activities:

Net income	$1,963,828	$2,434,537		$4,398,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,797,281	1,481	(7)	1,798,762
Impairment of goodwill and long-lived assets	285,477	-		285,477
Loss on disposal of assets	1,321	-		1,321
Stock-based compensation	327,629	-		327,629
Deferred income taxes	(90,997)	348,246	(6)(9)	257,249
Exchange (gain) loss	27,984	(434,816)	(9)	(406,832)
Changes in operating assets and liabilities:
Accounts receivable - trade	53,042	(3,887)	(7)	49,155
Inventory	3,443,921	(2,409,491)	(1)(2)(3)(4)	1,034,430
Prepaid expenses	239,082	(167,167)	(6)(7)	71,915
Other current assets	27,821	(27,821)	(7)	-
Accounts payable - trade	(197,960)	49,620	(7)	(148,340)
Accrued expenses and other liabilities	(181,959)	496,896	(4)(7)	314,937
Income taxes	(308,129)	(487,480)	(6)	(795,609)
Other assets	(3,690)	586,971	(7)	583,281
Total adjustments	5,420,823	(2,047,448)		3,373,375
Net cash provided by operating activities	7,384,651	387,089		7,771,740

Cash flows from investing activities:
Purchase of property and equipment	(1,091,433)	3,105	(7)	(1,088,328)
Proceeds from sale of assets	27,396	543	(7)	27,939
Net cash used in (provided by) investing activities	(1,064,037)	3,648		(1,060,389)

Cash flows from financing activities:
Proceeds from long-term debt	1,596,288	-		1,596,288
Repurchase of treasury stock	(1,653,266)	-		(1,653,266)
Net cash used in financing activities	(56,978)	-		(56,978)

Effect of exchange rate changes on cash and cash equivalents	(530,543)	(136,336)	(9)	(666,879)

Net increase in cash and cash equivalents	5,733,093	254,401		5,987,494

Cash and cash equivalents, beginning of period	18,337,258	(254,401)		18,082,857
Cash and cash equivalents, end of period	$24,070,351	$-		$24,070,351

Supplemental disclosures of cash flow information:
Interest paid during the period	$304,957	$-		$304,957
Income tax paid during the period, net of refunds	$2,138,995	$(777,595)		$1,361,400

Tandy Leather Factory, Inc.
Consolidated Balance Sheet

	December 31, 2017
	As Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash	$18,337,258	$(254,401)	(7)	$18,082,857
Accounts receivable-trade, net of allowance for doubtful accounts of $22,642	461,212	-		461,212
Inventory	37,311,197	(2,765,113)	(1)(2)(4)(5)(7)	34,546,084
Prepaid income taxes	41,307	(41,307)	(6)	-
Prepaid expenses	1,473,147	(80,869)	(7)	1,392,278
Other current assets	189,029	139,493	(7)	328,522
Total current assets	57,813,150	(3,002,197)		54,810,953

Property and equipment, at cost	27,218,481	113,818	(7)	27,332,299
Less accumulated depreciation	(11,750,639)	(14,777)	(7)	(11,765,416)
Property and equipment, net	15,467,842	99,041		15,566,883

Deferred income taxes	271,738	859,167	(6)	1,130,905
Goodwill	962,949	-		962,949
Other intangibles, net of accumulated amortization of $688,147	19,222	-		19,222
Other assets	379,695	-		379,695
TOTAL ASSETS	$74,914,596	$(2,043,989)		$72,870,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,480,593	$(70,748)	(7)	$2,409,845
Accrued expenses and other liabilities	3,886,334	1,158,681	(4)(7)	5,045,015
Income taxes payable	-	354,629	(6)	354,629
Current maturities of long-term debt	614,311	-		614,311
Total current liabilities	6,981,238	1,442,562		8,423,800

Uncertain tax position	-	1,197,078	(6)	1,197,078
Deferred income taxes	1,636,958	(1,636,958)	(6)(9)	-
Other non-current liabilities	-	596,770	(6)	596,770
Long-term debt, net of current maturities	6,757,419	-		6,757,419

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-		-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,320,069 shares issued	27,153	(2,385)	(10)	24,768
Paid-in capital	6,831,271	(2,891,682)	(10)	3,939,589
Retained earnings	63,921,244	(3,843,231)	(1) (2)(4)(6)(7)(9)	60,078,013
Treasury stock at cost (1,049,207 shares)	(10,278,584)	2,894,067	(10)	(7,384,517)
Accumulated other comprehensive loss (net of tax)	(962,103)	199,790	(9)	(762,313)
Total stockholders’ equity	59,538,981	(3,643,441)		55,895,540
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,914,596	$(2,043,989)		$72,870,607

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Year Ended December 31, 2017
	As Reported	Adjustments		As Restated

Net sales	$82,321,268	$99,327	(4)(7)	$82,420,595
Cost of sales	30,207,439	3,127,495	(1)(2)(4)(5)	33,334,934
Gross profit (loss)	52,113,829	(3,028,168)		49,085,661

Operating expenses	44,872,007	(2,163,065)	(5)(7)	42,708,942
Income (loss) from operations	7,241,822	(865,103)		6,376,719

Other (income) expense:
Interest expense	205,555	-		205,555
Other, net	(126,857)	(40,255)	(9)	(167,112)
Total other (income) expense	78,698	(40,255)		38,443

Income (loss) before income taxes	7,163,124	(824,848)		6,338,276

Provision for income taxes	2,711,373	1,148,459	(6)	3,859,832

Net income (loss)	$4,451,751	$(1,973,307)		$2,478,444

Foreign currency translation adjustments, net of tax	931,026	(519,599)	(9)	411,427

Comprehensive income (loss)	$5,382,777	$(2,492,906)		$2,889,871

Net income (loss) per common share:
Basic	$0.48	$(0.21)		$0.27
Diluted	$0.48	$(0.21)		$0.27

Weighted average number of shares outstanding:
Basic	9,242,092	9,242,092		9,242,092
Diluted	9,256,810	9,245,537		9,245,537

Tandy Leather Factory, Inc.
Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2017
	2017 As Reported	2017 Adjustments		2017 As Restated

Cash flows from operating activities:

Net income (loss)	$4,451,751	$(1,973,307)		$2,478,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,875,102	8,941	(7)	1,884,043
Loss on disposal of assets	3,139	-		3,139
Stock-based compensation	239,599	-		239,599
Deferred income taxes	(215,576)	853,632	(6)(9)	638,056
Exchange loss	29,848	3,151	(9)	32,999
Changes in operating assets and liabilities:
Accounts receivable - trade	99,772	(11,327)	(7)	88,445
Inventory	(4,133,658)	1,155,373	(1)(2)(4)	(2,978,285)
Prepaid expenses	135,713	(68,901)	(6)(7)	66,812
Other current assets	(48,797)	48,797	(7)	-
Accounts payable - trade	(208,434)	973,323	(7)	764,889
Accrued expenses and other liabilities	(983,710)	(1,282,591)	(4)(7)	(2,266,301)
Income taxes	923,016	225,297	(6)	1,148,313
Other assets	(43,669)	409,291	(7)	365,622
Total adjustments	(2,327,655)	2,314,986		(12,669)
Net cash provided by (used in) operating activities	2,124,096	341,679		2,465,775

Cash flows from investing activities:
Purchase of property and equipment	(1,689,645)	(2,354)	(7)	(1,691,999)
Proceeds from sale of assets	35,963	-		35,963
Net cash used in investing activities	(1,653,682)	(2,354)		(1,656,036)

Cash flows from financing activities:
Payments on capital lease obligations	(72,686)	-		(72,686)
Proceeds from exercise of stock options	223,404	-		223,404
Net cash provided by financing activities	150,718	-		150,718

Effect of exchange rate changes on cash and cash equivalents	853,822	(593,726)	(9)	260,096

Net (decrease) increase in cash and cash equivalents	1,474,954	(254,401)		1,220,553

Cash and cash equivalents, beginning of period	16,862,304	-		16,862,304
Cash and cash equivalents, end of period	$18,337,258	$(254,401)		$18,082,857

Supplemental disclosures of cash flow information:
Interest paid during the period	$205,555	$-		$205,555
Income tax paid during the period, net of refunds	$1,788,357	$454,661		$2,243,018

Tandy Leather Factory, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2019
	As Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash	$12,679,373	$-		$12,679,373
Short-term investments	4,999,750	6,828	(7)	5,006,578
Accounts receivable-trade, net of allowance for doubtful accounts of $12,940	456,537	-		456,537
Inventory	30,564,322	(389,839)	(1)(2)(3)(4)	30,174,483
Prepaid income taxes	272,028	36,430	(6)	308,458
Prepaid expenses	1,537,367	54,676	(7)	1,592,043
Other current assets	174,043	106,363	(4)	280,406
Total current assets	50,683,420	(185,542)		50,497,878

Property and equipment, at cost	27,863,939	38,268	(7)	27,902,207
Less accumulated depreciation	(13,921,523)	(20,007)	(7)	(13,941,530)
Property and equipment, net	13,942,416	18,261		13,960,677

Operating lease assets	6,389,561	10,379,823	(8)	16,769,384
Deferred income taxes	-	908,500	(6)	908,500
Goodwill	956,945	-		956,945
Other intangibles, net of accumulated amortization of $714,000	15,833	-		15,833
Other assets	379,661	-		379,661
TOTAL ASSETS	$72,367,836	$11,121,042		$83,488,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$897,196	$-		$897,196
Accrued expenses and other liabilities	3,752,711	354,568	(4)(7)	4,107,279
Operating lease liabilities	3,340,843	707,318	(8)	4,048,161
Total current liabilities	7,990,750	1,061,886		9,052,636

Uncertain tax position	-	1,415,715	(6)	1,415,715
Deferred income taxes	1,258,721	(1,258,721)	(6)(8)(9)	-
Other non-current liabilities	-	555,778	(6)	555,778
Operating lease liabilities, non-current	3,427,705	9,806,954	(8)	13,234,659

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-		-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,354,563 shares issued	27,234	(2,383)	(10)	24,851
Paid-in capital	7,344,644	(2,891,684)	(10)	4,452,960
Retained earnings	66,188,614	(554,243)	(1) (2)(3)(4)(6)(7)(8)(9)	65,634,371
Treasury stock at cost (1,420,539 shares)	(12,646,467)	2,894,067	(10)	(9,752,400)
Accumulated other comprehensive loss (net of tax)	(1,223,365)	93,673	(9)	(1,129,692)
Total stockholders’ equity	59,690,660	(460,570)		59,230,090
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,367,836	$11,121,042		$83,488,878

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income
Unaudited

	For the Three Months Ended March 31, 2019
	As Reported	Adjustments		As Restated

Net sales	$20,784,652	$156,670	(4)	$20,941,322
Cost of sales	8,333,847	362,805	(1) (2)(3)(4)(5)(7)	8,696,652
Gross profit	12,450,805	(206,135)		12,244,670

Operating expenses	11,281,377	(1,249,724)	(5)(7)(8)	10,031,653

Income (loss) from operations	1,169,428	1,043,589		2,213,017

Other (income) expense:
Interest expense	32,383	-		32,383
Other, net	(33,041)	142,659	(7)(9)	109,618
Total other (income) expense	(658)	142,659		142,001

Income (loss) before income taxes	1,170,086	900,930		2,071,016

Provision (benefit) for income taxes	301,123	250,082	(6)	551,205

Net income (loss)	$868,963	$650,848		$1,519,811

Foreign currency translation adjustments, net of tax	287,295	27,198	(9)	314,493

Comprehensive income (loss)	$1,156,258	$678,046		$1,834,304

Net income (loss) per common share:
Basic	$0.10	$0.07		$0.17
Diluted	$0.10	$0.07		$0.17

Basic	9,009,752	9,009,752		9,009,752
Diluted	9,010,037	9,011,107		9,011,107

Tandy Leather Factory, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Three Months Ended March 31, 2019
	As Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income (loss)	$868,963	$650,848		$1,519,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	495,449	(1,154)	(7)	494,295
Right-of-use asset amortization	-	865,050	(8)	865,050
(Gain) loss on disposal of assets	(3,794)	-		(3,794)
Stock-based compensation	185,825	-		185,825
Deferred income taxes	(33,861)	217,654	(6)(9)	183,793
Exchange (gain) loss	2,154	134,113	(7)(9)	136,267
Changes in operating assets and liabilities:
Accounts receivable-trade	(48,367)	(7,696)	(7)	(56,063)
Inventory	3,302,954	(130,791)	(1)(2)(3)(4)	3,172,163
Prepaid expenses	(292,613)	325,165	(7)	32,552
Other current assets	(12,835)	(180,812)	(7)	(193,647)
Accounts payable-trade	(318,294)	(962,853)	(7)	(1,281,147)
Accrued expenses and other liabilities	(1,205,241)	49,346	(4)(7)	(1,155,895)
Income taxes	95,767	12,943	(6)	108,710
Other assets	6,446	(48,416)	(7)	(41,970)
Operating lease liability	-	(833,690)	(8)	(833,690)
Total adjustments	2,173,590	(561,141)		1,612,449
Net cash provided by operating activities	3,042,553	89,707		3,132,260

Cash flows from investing activities:
Purchase of property and equipment	(30,893)	(7)	(7)	(30,900)
Purchase of short-term investments	(4,999,750)	-		(4,999,750)
Proceeds from sales of assets	12,552	-		12,552
Net cash used in investing activities	(5,018,091)	(7)		(5,018,098)

Cash flows from financing activities:
Payments on long-term debt	(8,968,018)	-		(8,968,018)
Repurchase of treasury stock	(714,617)	-		(714,617)
Net cash used in financing activities	(9,682,635)	-		(9,682,635)

Effect of exchange rate changes on cash and cash equivalents	267,195	(89,700)	(9)	177,495

Net (decrease) increase in cash and cash equivalents	(11,390,978)	-		(11,390,978)
Cash and cash equivalents, beginning of period	24,070,351	-		24,070,351

Cash and cash equivalents, end of period	$12,679,373	$-		$12,679,373

Tandy Leather Factory, Inc.
Consolidated Balance Sheet
Unaudited

	September 30, 2018
	As Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash	$16,814,972	$-		$16,814,972
Short-term investments
Accounts receivable-trade, net of allowance for doubtful accounts of $9,839	418,612	-		418,612
Inventory	40,720,630	(2,308,873)	(1)(2)(3)(4)	38,411,757
Prepaid income taxes	452,389	(386,595)	(6)	65,794
Prepaid expenses	1,348,113	64,393	(7)	1,412,506
Other current assets	290,028	93,308	(7)	383,336
Total current assets	60,044,744	(2,537,767)		57,506,977

Property and equipment, at cost	27,950,353	33,314	(7)	27,983,667
Less accumulated depreciation	(12,976,025)	(17,940)	(7)	(12,993,965)
Property and equipment, net	14,974,328	15,374		14,989,702

Deferred income taxes	281,721	1,139,475	(6)	1,421,196
Goodwill	960,304	-		960,304
Other intangibles, net of accumulated amortization of $712,000	17,166	-		17,166
Other assets	387,487	-		387,487
Other assets	$76,665,750	$(1,382,918)		$75,282,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,718,393	-		$3,718,393
Accrued expenses and other liabilities	2,235,793	1,174,004	(4)(7)	3,409,797
Current maturities of long-term debt	174,056	-		174,056
Total current liabilities	6,128,242	1,174,004		7,302,246

Uncertain tax positions	-	1,197,078	(6)	1,197,078
Deferred income taxes	1,467,481	(1,467,481)	(6)(9)	-
Other non-current liabilities	-	598,188	(6)	598,188
Long-term debt, net of current maturities	8,180,613	-		8,180,613

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,336,717 shares issued	27,193	(2,385)	(10)	24,808
Paid-in capital	6,907,678	(2,891,682)	(10)	4,015,996
Retained earnings	66,345,110	(2,983,997)	(1)(2)(3)(4)(6)(7)(9)	63,361,113
Treasury stock at cost (1,182,509 shares)	(11,273,822)	2,894,067	(10)	(8,379,755)
Accumulated other comprehensive loss (net of tax)	(1,116,745)	99,290	(9)	(1,017,455)
Total stockholders’ equity	60,889,414	(2,884,707)		58,004,707
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,665,750	$(1,382,918)		$75,282,832

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income (Loss)
Unaudited

	Three Months Ended September 30, 2018
	As Reported	Adjustments		As Restated

Net sales	$18,887,099	$(8,836)	(4)	18,878,263
Cost of sales	7,040,266	(57,886)	(1)(2)(3)(4)(5)	6,982,380
Gross profit	11,846,833	49,050		11,895,883

Operating expenses	11,531,389	(535,400)	(5)(7)	10,995,989

Income from operations	315,444	584,450		899,894

Other expense:
Interest expense	80,710	-		80,710
Other, net	(40,846)	-		(40,846)
Total other expense	39,864	-		39,864

Income before income taxes	275,580	584,450		860,030

Provision (benefit) for income taxes	397,114	(145,785)	(6)	251,329

Net income (loss)	$(121,534)	$730,235		$608,701

Foreign currency translation adjustments, net of tax	118,165	(29,541)	(9)	88,624

Comprehensive income (loss)	$(3,369)	$700,694		$697,325

Net income (loss) per common share:
Basic	$(0.01)	$0.08		$0.07
Diluted	$(0.01)	$0.08		$0.07

Weighted average number of shares outstanding:
Basic	9,154,209	9,154,215		9,154,215
Diluted	9,155,031	9,160,022		9,160,022

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income
Unaudited

	Nine Months Ended September 30, 2018
	As Reported	Adjustments		As Restated

Net sales	$58,353,784	$212,279	(4)	$58,566,063
Cost of sales	20,545,547	1,202,081	(1)(2)(3)(4)(5)(7)	21,747,628
Gross profit	37,808,237	(989,802)		36,818,435

Operating expenses	33,742,351	(1,460,053)	(5)(7)	32,282,298

Income from operations	4,065,886	470,251		4,536,137

Other (income) expense:
Interest expense	223,534	-		223,534
Other, net	(126,459)	(199,607)	(9)	(326,066)
Total other (income) expense	97,075	(199,607)		(102,532)

Income before income taxes	3,968,811	669,858		4,638,669

Provision (benefit) for income taxes	1,376,634	(21,065)	(6)	1,355,569

Net income	$2,592,177	$690,923		$3,283,100

Foreign currency translation adjustments, net of tax	(154,642)	(100,500)	(9)	(255,142)

Comprehensive income	$2,437,535	$590,423		$3,027,958

Net income per common share:
Basic	$0.28	$0.08		$0.36
Diluted	$0.28	$0.08		$0.36

Weighted average number of shares outstanding:
Basic	9,199,173	9,199,173		9,199,173
Diluted	9,199,959	9,201,577		9,201,577

Tandy Leather Factory, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Nine Months Ended September 30, 2018
	As Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$2,592,177	$690,923		$3,283,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,310,774	2,056	(7)	1,312,830
(Gain) loss on disposal of assets	4,556	-		4,556
Stock-based compensation	76,447	-		76,447
Deferred income taxes	(115,460)	(174,831)	(6)(9)	(290,291)
Exchange (gain) loss	(93,163)	(43,735)	(9)	(136,898)
Changes in operating assets and liabilities:
Accounts receivable-trade	42,600	(53,500)	(7)	(10,900)
Inventory	(3,409,433)	(552,298)	(1)(2)(4)	(3,961,731)
Prepaid expenses	125,034	(90,533)	(6)(7)	34,501
Other current assets	(111,688)	111,688	(7)	-
Accounts payable-trade	28,525	1,374,694	(7)	1,403,219
Accrued expenses and other liabilities	(609,577)	(1,043,249)	(4)(7)	(1,652,826)
Income taxes	(475,082)	56,112	(6)	(418,970)
Other assets	(5,736)	358,049	(7)	352,313
Total adjustments	(3,232,203)	(55,547)		(3,287,750)
Net cash provided (used) by operating activities	(640,026)	635,376		(4,650)

Cash flows from investing activities:
Purchase of property and equipment	(887,679)	-		(887,679)
Proceeds from sales of assets	17,718	-		17,718
Net cash used in investing activities	(869,961)	-		(869,961)

Cash flows from financing activities:
Proceeds from long-term debt	982,939	-		982,939
Repurchase of treasury stock	(995,238)	-		(995,238)
Net cash used in financing activities	(12,299)	-		(12,299)

Effect of exchange rate changes on cash and cash equivalents	-	(380,975)	(9)	(380,975)

Net (decrease) increase in cash and cash equivalents	(1,522,286)	254,401		(1,267,885)
Cash and cash equivalents, beginning of period	18,337,258	(254,401)		18,082,857

Cash and cash equivalents, end of period	$16,814,972	$-		$16,814,972

Tandy Leather Factory, Inc.
Consolidated Balance Sheet
Unaudited

	June 30, 2018
	As Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,955,328	$-		$18,955,328
Accounts receivable-trade, net of allowance for doubtful accounts of $9,911	496,255	-		496,255
Inventory	38,020,269	(2,897,936)	(1)(2)(3)(4)	35,122,333
Prepaid income taxes	233,002	(233,002)	(6)	-
Prepaid expenses	1,374,944	64,393	(7)	1,439,337
Other current assets	75,459	87,557	(7)	163,016
Total current assets	59,155,257	(2,978,988)		56,176,269

Property and equipment, at cost	27,551,811	33,314	(7)	27,585,125
Less accumulated depreciation	(12,552,648)	(16,886)	(7)	(12,569,534)
Property and equipment, net	14,999,163	16,428		15,015,591

Deferred income taxes	269,512	1,016,036	(6)	1,285,548
Goodwill	958,464	-		958,464
Other intangibles, net of accumulated amortization of $712,000	18,083	-		18,083
Other assets	384,744	-		384,744
TOTAL ASSETS	$75,785,223	(1,946,524)		$73,838,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,115,778	-		$3,115,778
Accrued expenses and other liabilities	1,971,026	1,165,165	(4)(7)	3,136,191
Income taxes payable	-	153,593	(6)	153,593
Current maturities of long-term debt	1,740,556	-		1,740,556
Total current liabilities	6,827,360	1,318,758		8,146,118

Uncertain tax positions	-	1,197,078	(6)	1,197,078
Deferred income taxes	1,474,675	(1,474,675)	(6)(9)	-
Other non-current liabilities	-	597,716	(6)	597,716
Long-term debt, net of current maturities	6,614,112	-		6,614,112

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-		-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,336,717 shares issued	27,193	(2,385)	(10)	24,808
Paid-in capital	6,883,919	(2,891,682)	(10)	3,992,237
Retained earnings	66,466,644	(3,714,232)	(2)(3)(4)(6)(7)(9)	62,752,412
Treasury stock at cost (1,182,502 shares)	(11,273,770)	2,894,067	(10)	(8,379,703)
Accumulated other comprehensive loss	(1,234,910)	128,831	(9)	(1,106,079)
Total stockholders’ equity	60,869,076	(3,585,401)		57,283,675
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,785,223	(1,946,524)		$73,838,699

Consolidated Statement of Comprehensive Income (Loss)
Unaudited

	Three Months Ended June 30, 2018
	As Reported	Adjustments		As Restated

Net sales	$19,177,767	$9,455	(4)	$19,187,222
Cost of sales	6,059,325	894,405	(1)(2)(3)(4)(5)	6,953,730
Gross profit (loss)	13,118,442	(884,950)		12,233,492

Operating expenses	11,136,961	(485,575)	(5)(7)	10,651,386

Income (loss) from operations	1,981,481	(399,375)		1,582,106

Other (income) expense:
Interest expense	78,182	-		78,182
Other, net	(46,741)	(85,101)	(9)	(131,842)
Total other (income) expense	31,441	(85,101)		(53,660)

Income (loss) before income taxes	1,950,040	(314,274)		1,635,766

Provision (benefit) for income taxes	509,948	(31,925)	(6)	478,023

Net income (loss)	$1,440,092	$(282,349)		$1,157,743

Foreign currency translation adjustments, net of tax	(294,598)	9,824	(9)	(284,774)

Comprehensive income (loss)	$1,145,494	$(272,525)		$872,969

Net income (loss) per common share:
Basic	$0.15	$(0.02)		$0.13
Diluted	$0.15	$(0.02)		$0.13

Basic	9,180,076	9,180,076		9,180,076
Diluted	9,180,727	9,182,527		9,182,527

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

Tandy Leather Factory, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2018
	As Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash	$19,252,878	$-		$19,252,878
Accounts receivable-trade, net of allowance for doubtful accounts of $16,075	503,322	-		503,322
Inventory	36,771,860	(2,494,226)	(1)(2)(3)(4)	34,277,634
Prepaid expenses	1,576,205	64,393	(7)	1,640,598
Other current assets	78,412	91,150	(7)	169,562
Total current assets	58,182,677	(2,338,683)		55,843,994

Property and equipment, at cost	27,403,608	33,314	(7)	27,436,922
Less accumulated depreciation	(12,162,066)	(15,831)	(7)	(12,177,897)
Property and equipment, net	15,241,542	17,483		15,259,025

Deferred income taxes	265,456	782,684	(6)	1,048,140
Goodwill	960,353	-		960,353
Other intangibles, net of accumulated amortization of $711,000	18,667	-		18,667
Other assets	379,292	-		379,292
TOTAL ASSETS	$75,047,987	$(1,538,516)		$73,509,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,922,764	$-		$2,922,764
Accrued expenses and other liabilities	2,372,090	1,174,621	(4)(7)	3,546,711
Income taxes payable	105,176	386,595	(6)	491,771
Current maturities of long-term debt	1,153,931	-		1,153,931
Total current liabilities	6,553,961	1,561,216		8,115,177

Uncertain tax position	-	1,197,078	(6)	1,197,078
Deferred income taxes	1,581,178	(1,581,178)	(6)(9)	-
Other non-current liabilities	-	597,243	(6)	597,243
Long-term debt, net of current maturities	6,758,739	-		6,758,739

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-		-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,336,717 shares issued	27,193	(2,385)	(10)	24,808
Paid-in capital	6,860,200	(2,891,682)	(10)	3,968,518
Retained earnings	65,026,552	(3,431,882)	(1)(2)(3)(4)(6)(7)(9)	61,594,670
Treasury stock at cost (1,121,607 shares)	(10,819,524)	2,894,067	(10)	(7,925,457)
Accumulated other comprehensive loss (net of tax of $240,045)	(940,312)	119,007	(9)	(821,305)
Total stockholders’ equity	60,154,109	(3,312,875)		56,841,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,047,987	$(1,538,516)		$73,509,471

Tandy Leather Factory, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31, 2018
	As Reported	Adjustments		As Restated

Net sales	$20,288,918	$211,660	(4)	$20,500,578
Cost of sales	7,445,956	365,562	(1)(2)(3)(4)(5)(7)	7,811,518
Gross profit	12,842,962	(153,902)		12,689,060

Operating expenses	11,074,001	(439,078)	(5)(7)	10,634,923

Income from operations	1,768,961	285,176		2,054,137

Other (income) expense:
Interest expense	64,642	-		64,642
Other, net	(38,872)	(114,506)	(9)	(153,378)
Total other (income) expense	25,770	(114,506)		(88,736)

Income before income taxes	1,743,191	399,682		2,142,873

Provision for income taxes	469,572	156,645	(6)	626,217

Net income	$1,273,619	$243,037		$1,516,656

Foreign currency translation adjustments, net of tax	21,791	(80,783)	(9)	(58,992)

Comprehensive income	$1,295,410	$162,254		$1,457,664

Net income per common share:
Basic	$0.14	$0.03		$0.16
Diluted	$0.14	$0.03		$0.16

Weighted average number of shares outstanding:
Basic	9,264,446	9,264,446		9,264,446
Diluted	9,264,811	9,264,604		9,264,604

Tandy Leather Factory, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2018
	As Reported	Adjustments		As Restated
Cash flows from operating activities:

Net income	$1,273,619	$243,037		$1,516,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	465,522	1,111	(7)	466,633
Loss on disposal of assets	798	1,131	(7)	1,929
Stock-based compensation	28,969	-		28,969
Deferred income taxes	(49,498)	132,263	(6)	82,765
Exchange (gain) loss	2,994	(124,717)	(9)	(121,723)
Changes in operating assets and liabilities:
Accounts receivable - trade	(42,110)	(256,048)	(4)(7)	(298,158)
Inventory	539,337	(17,812)	(1)(2)(3)(4)(6)	521,525
Prepaid expenses	(103,058)	1,723,149	(7)	1,620,091
Other current assets	110,617	(1,307,715)	(7)	(1,197,098)
Accounts payable - trade	6,055	(1,018,467)	(7)	(1,012,412)
Accrued expenses and other liabilities	(1,246,439)	714,239	(4)(7)	(532,200)
Income taxes	146,483	(9,979)	(6)	136,504
Other assets	957	76,218	(7)	77,175
Total adjustments	(139,373)	(86,627)		(226,000)
Net cash provided by operating activities	1,134,246	156,410		1,290,656

Cash flows from investing activities:
Purchase of property and equipment	(240,020)	222,399	(7)	(17,621)
Net cash used in (provided by) investing activities	(240,020)	222,399		(17,621)

Cash flows from financing activities:
Proceeds from long-term debt	540,940	-		540,940
Repurchase of treasury stock	(540,940)	-		(540,940)
Net cash used in financing activities	-	-		-

Effect of exchange rate changes on cash and cash equivalents	21,394	(124,408)	(9)	(103,014)

Net increase in cash and cash equivalents	915,620	254,401		1,170,021

Cash and cash equivalents, beginning of period	18,337,258	(254,401)		18,082,857
Cash and cash equivalents, end of period	$19,252,878	$-		$19,252,878

3.	SIGNIFICANT ACCOUNTING POLICIES

Management estimates and reporting

The preparation of the Company’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions.  The Company continually evaluates the information used to make these estimates as the business and the economic environment changes.  Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions.  The policies discussed below require estimates that contain a significant degree of judgement.  The use of estimates is pervasive throughout the Consolidated Financial Statements, but the accounting policies and estimates considered most significant are as follows.

 Principles of consolidation

Our Consolidated Financial Statements include the accounts of Tandy Leather Factory, Inc. and its active wholly-owned subsidiaries, The Leather Factory, L.P. (a Texas limited partnership), Tandy Leather Company, L.P. (a Texas limited partnership), The Leather Factory of Canada, Ltd. (a Canadian corporation), Tandy Leather Factory UK Limited (a UK corporation), Tandy Leather Factory Australia Pty. Limited (an Australian corporation), and Tandy Leather Factory España, S.L. (a Spanish corporation).  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers investments with a maturity when purchased of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents.

Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity, net of tax charge of $0.1 million in 2019, tax benefit of $0.2 million in 2018 and tax charge of $0.5 million in 2017.

Gains and losses resulting from foreign currency transactions are reported in the statements of income (loss) under the caption “Other, net,” for all periods presented.  We recognized a foreign currency transaction loss of less than $0.01 million in 2019 and foreign currency transaction gains of $0.4 million and $0.1 million in both 2018, and 2017, respectively.

Revenue recognition

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly.  The sales return allowance included in accrued expense and other liabilities was $0.3 million, $0.4 million and $0.3 million as of December 31, 2019, 2018 and 2017, respectively.  The estimated value of merchandise expected to be returned included in other current assets was $0.1 million, $0.2 million and $0.1 million as of December 31, 2019, 2018 and 2017.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of December 31, 2019, 2018, and 2017 our gift card liability, included in accrued expenses and other liabilities, was $0.3 million and $0.2 million and $0.3 million, respectively.

During 2019, we ended our wholesale pricing club program where customers received lower prices in exchange for a yearly membership fee.  Under this program, the yearly membership fee when paid is recorded as deferred revenue and is recognized in net sales throughout the one-year period.  As of December 31, 2018 and 2017, our deferred revenue associated with this program and included in accrued expenses and other liabilities was $0.6 million and $0.8 million, respectively. We recognized gift card revenue of $0.1 million in 2019 from the December 31, 2018 deferred revenue balance, $0.2 million in 2018 from the December 31, 2017 deferred revenue balance and $0.2 million in 2017 from the December 31, 2016 deferred revenue balance.

For the years ended December 31, 2019, 2018 and 2017, we recognized $1.1 million, $1.9 million and $2.1 million, respectively, in net sales associated with gift cards and the wholesale pricing club membership fees.

Disaggregated revenue

In the following table, revenue for the years ended December 31, 2019, 2018 and 2017 is disaggregated by geographic areas as follows:

	2019	2018 Restated	2017 Restated
United States	$65,745,750	$72,563,038	$71,473,430
Canada	6,513,631	7,095,697	7,194,116
All other countries	2,658,779	3,544,834	3,753,049
Net sales	$74,918,160	$83,203,569	$82,420,595

Geographic sales information is based on the location of the customer.  Excluding Canada, no single foreign country had net sales greater than 1.7% of our consolidated net sales in 2019, 2018, or 2017.

Discounts

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

Property and equipment, net of accumulated depreciation

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

Leases

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

Impairment of long-lived assets

We evaluate long-lived assets on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  Upon the occurrence of a triggering event, right-of-use (“ROU”) lease assets, property and equipment and definite-lived intangible assets are reviewed for impairment and an impairment loss is recorded in the period in which it is determined that the carrying amount of the assets is not recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group.  The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the individual store level.  If the estimated undiscounted future net cash flows for a given store are less than the carrying amount of the related store assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets.  The impairment loss is then allocated across the asset group’s major classifications which in this case are operating lease assets and property and equipment.  Triggering events at the store level could include material declines in operational and financial performance or planned changes in the use of assets, such as store relocation or store closure.  This evaluation requires management to make judgements relating to future cash flows, growth rates and economic and market conditions.  The fair value of an asset group is estimated using a discounted cash flow valuation method.

For the years ended December 31, 2019 and 2018, three stores and four stores, respectively, were reviewed for impairment due to overall underperformance.  Based on the results of the review, impairment expense of less than $0.1 million and $0.3 million was recorded for 2019 and 2018, respectively. Using a discounted cash flow valuation method, we assumed a discount rate of 12.5% based on a remaining useful life of the asset groups ranging from one to two years.  For 2018, prior to the adoption of Topic 842, the only asset within the store asset group was property and equipment, and the fair value was estimated using a market based approach. There were no impairment charges in 2017.

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

	Years Ended December 31,
	2019 (1)	2018 Restated	2017 Restated

Numerator:
Net income (loss)	$(1,903,781)	$4,398,365	$2,478,444

Denominator:
Basic weighted-average common shares ouststanding	8,973,246	9,185,203	9,242,092
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	-	177
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	-	19,805	3,268
Diluted weighted-average common shares outstanding	8,973,246	9,205,008	9,245,537

(1)  For the year ended December 31, 2019, there were 9,203 shares excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive due to a net loss in that period.

For additional disclosures regarding restricted stock awards and employee stock options, see Note 12, Stockholder’s Equity – Equity Compensation Plans, to the Consolidated Financial Statements.

Goodwill and other intangible assets

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

On October 1, 2019, we elected to early adopt ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment and applied the simplified accounting method as part of the Company’s annual goodwill impairment assessment as of December 31, 2019.

We completed our annual goodwill impairment assessment as of December 31, 2019 using a quantitative Step 1 approach with the income approach methodologies discussed below.

The discounted cash flow (“DCF”) model utilizes present values of cash flows to estimate fair value.  Future cash flows were projected based on estimates of projected sales growth, store count, pricing, gross margin rates, operating expense rates, working capital fluctuations, income tax expense and capital expenditures.  Forecasted cash flows took into account known market conditions as of December 31, 2019, and management’s anticipated business outlook.  The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital for the reporting unit.  A terminal year value was calculated under two approaches: (i) using an EBITDA exit multiple supported by guideline public company data using selected public companies operating within the retail industry and (ii) applying a perpetual growth rate methodology to the terminal year.  These assumptions were derived from both observable and unobservable inputs and were combined to reflect management’s judgements and assumptions.

The estimated fair values determined under both approaches above were consistent.  The concluded fair value for the reporting unit was based on a 50/50 weighting of the two valuation approaches above.  The results of the Step 1 impairment testing for goodwill resulted in the Company recognizing an impairment expense of $1.0 million during the fourth quarter of 2019, representing the entire balance of goodwill for the reporting unit.  No adjustment to the carrying value of goodwill was required for the years ended December 31, 2018 and 2017.

The change in our goodwill for each of 2018 and 2017 resulted from foreign currency translation gains (losses) of less than $0.01 million which was recorded in accumulated other comprehensive loss.

Other intangibles

Our intangible assets, excluding goodwill, and related accumulated amortization consisted of the following:

	As of December 31, 2019
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554,369	$547,369	$7,000
TOTAL	$554,369	$547,369	$7,000

	As of December 31, 2018
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554,369	$546,702	$7,667
Non-compete agreements	153,000	144,167	8,833
TOTAL	$707,369	$690,869	$16,500

	As of December 31, 2017
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554,369	$545,980	$8,389
Non-compete agreements	153,000	142,167	10,833
TOTAL	$707,369	$688,147	$19,222

All our intangible assets, other than goodwill, are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million in each of 2019, 2018, and 2017 was recorded in operating expenses, and non-compete intangible assets were fully amortized during 2019 upon the expiration of such agreements.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt.  As of December 31, 2019, 2018 and 2017, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2019, 2018 and 2017.

Short-term investments

We determine the appropriate classification of investments at the time of purchase, and we re-evaluate that determination at each balance sheet date.  Investments are recorded as either short-term or long-term on the Consolidated Balance Sheet, based on contractual maturity date.

As of December 31, 2019, we held investments in U.S. Treasuries with maturity values of $9.2 million and maturities less than one year.  We have classified these investments in debt securities as held-to-maturity.  Such investments are recorded at amortized cost with book value approximating fair value which is based on Level 1 inputs for these investments.

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

Income taxes

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

Stock-based compensation

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

Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets.  The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved.  If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized.  If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved), the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting.  If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed.  The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied.  We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and certain other items that are recorded directly to stockholders’ equity.  The Company’s only source of other comprehensive income (loss) is foreign currency translation adjustments, and those adjustments are presented net of tax.

Shipping and handling costs

Costs to ship products from our stores to our customers are included in operating expenses on the Consolidated Statements of Comprehensive Income (Loss).  These costs totaled $2.1 million, $1.8 million, and $2.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Advertising

Advertising costs include the cost of print, digital, direct mail, community events, trade shows, and our ecommerce platform.  With the exception of catalog costs, advertising costs are expensed as incurred.  Catalog costs are capitalized and expensed over an estimated period in which such catalogs will be issued, which is typically twelve months.  We issue catalogs every other year and did not issue a catalog for the 2019 year.  Such capitalized costs are included in other current assets and totaled $0.2 million at both December 31, 2018 and 2017.  Total advertising expense was $3.4 million in 2019; $3.9 million in 2018; and $5.0 million in 2017.

Cash flows presentation

For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with initial maturities of three months or less from the date of purchase to be cash equivalents.  All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents.

Recently Adopted Accounting Pronouncements

Goodwill Impairment

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step 2 of the goodwill impairment test referenced in ASC Topic 350, Intangibles - Goodwill and Other.  As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We elected early adoption of ASU 2017-04 as of October 1, 2019.  As a result, we removed Step 2 of the goodwill impairment test as part of our annual impairment assessment of goodwill as of December 31, 2019.  See section above: Goodwill and other intangibles.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which amends the accounting guidance on leases and establishes a ROU model that requires a lessee to record an ROU asset and a lease liability on the Consolidated Balance Sheet for all leases with terms longer than 12 months.  The Company adopted Topic 842 and all subsequent amendments on January 1, 2019, using the optional transition method applied to leases existing at January 1, 2019, with no restatement of comparative periods.  Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting policies under Accounting Standard Codification Topic 840, Leases (“ASC 840”).

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

Upon adoption of Topic 842, the Company recognized operating ROU assets (referred herein as “lease assets”) and lease liabilities based on the present value of its remaining minimum rental payments for existing operating leases as of the adoption date, utilizing the Company’s applicable incremental borrowing rate as of the adoption date.  The adoption of Topic 842 resulted in the Company recognizing $17.6 million and $18.1 million of operating lease assets and lease liabilities, respectively, as of January 1, 2019.  The difference between the lease assets and lease liabilities is primarily due to the recognition of a $0.5 million pre-tax cumulative effect adjustment to retained earnings on January 1, 2019, resulting from the impairment of certain operating lease assets upon transition which was based on fair value using Level 3 inputs.  The Company has no finance leases, previously termed capital leases under ASC 840.  The adoption of Topic 842 had no material impact on the Company’s Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows and did not impact the Company’s compliance with its debt covenants under its debt agreements.  For further information, see Note 6 of the Notes to the Consolidated Financial Statements, Leases.

During the year ended December 31, 2019, the Company recognized an impairment charge of less than $0.01 million related to one of its operating lease assets in the U.S.

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

4.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

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

5.  BALANCE SHEET COMPONENTS

Inventory

	December 31, 2019	December 31, 2018	December 31, 2017
		Restated	Restated
On hand:
Finished goods held for sale	$20,575,216	$31,263,806	$32,042,251
Raw materials and work in process	717,053	919,202	1,155,680
Inventory in transit	2,749,558	1,119,541	1,348,153
TOTAL	$24,041,827	$33,302,549	$34,546,084

Property and Equipment

	December 31, 2019	December 31, 2018	December 31, 2017
		Restated	Restated
Building	$9,257,066	$9,257,066	$9,257,066
Land	1,451,133	1,451,133	1,451,133
Leasehold improvements	1,828,448	1,980,547	1,729,281
Equipment and machinery	6,516,068	6,594,487	6,447,776
Furniture and fixtures	8,080,427	8,335,926	7,907,704
Vehicles	337,403	521,186	539,339
	27,470,545	28,140,345	27,332,299
Lesss: accumulated depreciation	(14,551,645)	(13,625,261)	(11,765,416)
TOTAL	$12,918,900	$14,515,084	$15,566,883

Our property and equipment, net was located in the following countries:

	December 31, 2019	December 31, 2018	December 31, 2017
		Restated	Restated
United States	$12,540,891	$13,849,019	$15,038,459
Canada	373,083	434,201	240,560
United Kingdom	2,654	211,368	217,254
Spain	2,272	4,308	14,639
Australia	-	16,188	55,971
	$12,918,900	$14,515,084	$15,566,883

Depreciation expense was $1.7 million, $1.8 million, and $1.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Short-term Liabilities

	December 31, 2019	December 31, 2018	December 31, 2017
Accrued Expenses and Other Liabilities		Restated	Restated

Accrued bonuses, PTO and payroll	$1,104,757	$2,762,170	$2,904,294
Deferred revenue	-	647,277	905,657
Unearned gift card revenue	319,124	195,901	271,109
Estimated returns	284,734	416,091	348,732
Sales and payroll taxes payable	458,882	572,497	584,726
Exit obligations	-	150,529	-
Accrued severance	37,782	367,387	-
Accrued vendor payables	451,439	289,656	30,497
TOTAL	$2,656,718	$5,401,508	$5,045,015

6.  LEASES

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

None of the Company’s lease agreements contain contingent rental payments, material residual value guarantees or material restrictive covenants.  The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.  The Company has no finance leases, no sublease agreements, and no lease agreements in which it is named as a lessor.

The Company performs interim reviews of its long-lived assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.  Excluding the January 1, 2019 impairment charge to retained earnings upon the adoption of Topic 842, the Company recognized an impairment expense of less than $0.01 million associated with operating lease assets during 2019.

Additional information regarding the Company’s operating leases is as follows:

Leases	Balance Sheet Classification	December 31, 2019
Assets:
Non-current	Operating lease assets	$13,897,422

Liabilities:
Current	Operating lease liabilities	$3,822,748
Non-current	Operating lease liabilities, noncurrent	10,654,631
Total lease liabilities		$14,477,379

Lease Cost	Income Statement Classification	December 31, 2019
Operating lease cost	Operating expenses	$4,151,220
Variable lease cost (1)	Operating expenses	895,373
Total lease cost		$5,046,593

(1) Variable lease cost includes payment for certain real estate taxes, insurance, common area maintenance, and other charges related to lease agreements, which are not included in the measurement of the operating lease liabilities.

Maturity of Lease Liabilities	December 31, 2019
2020	$3,891,153
2021	3,282,122
2022	2,411,124
2023	1,722,991
2024	1,309,459
Thereafter	3,697,717
Total lease payments (2)	$16,314,566
Less: Interest	(1,837,187)
Present value of lease liabilities	$14,477,379
(2) Operating lease payments exclude $0.3 million of legally binding minimum lease payments for leases signed, but not yet commenced as of December 31, 2019.

At December 31, 2019, the weighted average remaining lease term for our operating leases was 6.0 years, and the weighted average discount rate used to measure our operating leases was 4.1%.

Other Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$4,078,695

Operating lease assets obtained in exchange for lease obligations	18,076,962

Prior Disclosures under ASC 840

The Company incurred rent expenses of $5.0 million and $4.6 million related to its operating leases during the years ended December 31, 2018 and 2017, respectively.  Future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows:

December 31, 2018
2019	$4,417,806
2020	3,750,324
2021	3,042,779
2022	2,102,463
2023	1,289,874
Thereafter	2,139,218
Total minimum lease payments	$16,742,464

7.  NOTES PAYABLE AND LONG-TERM DEBT

As previously disclosed, on October 14, 2019, our management, in consultation with the Audit Committee, determined that Tandy’s previously issued Consolidated Financial Statements as of and for (i) the years ended December 31, 2018 and 2017, (ii) the three and six-month periods ended June 30, 2018, (iii) the three and nine-month periods ended September 30, 2018, and (iv) the three-month period ended March 31, 2019, should no longer be relied upon due to misstatements related to our accounting processes for inventory transactions, and we would restate such financial statements as part of the Restatement Process.  See the Restatement Footnote for further information around the Restatement Process.  As a result, the Company did not timely file with the SEC its Quarterly Reports on Form 10-Q for the periods ended June 30, and September 30, 2019, March 31, June 30, and September 30, 2020, and March 31, 2021, or its Annual Report on Form 10-K for fiscal 2019 and fiscal 2020 (collectively, the “Delinquent Filings”).  Under the terms of the Promissory Note agreements the Company had in place with its primary bank, BOKF, NA d/b/a Bank of Texas (“BOKF”), we were required to provide BOKF quarterly financial statements and compliance certificates.  We were unable to provide these financial statements and compliance certificates for the Delinquent Filings noted above.  In response, on April 2, 2020, BOKF provided notice under the terms of the Promissory Note agreements that such Promissory Notes were cancelled.  As of the date of cancellation, Tandy had no borrowings outstanding under these credit facilities or with any other lending institution.  As of the date of this filing, Tandy has no lines of credit outstanding.

On September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a working capital line of credit facility of up to $6 million which was secured by our inventory.  On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2021.  The Business Loan Agreement contained covenants that required us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1.  Both ratios were calculated quarterly on a trailing four quarter basis.  For the years ended December 31, 2019, 2018 and 2017, there were no amounts drawn on this line of credit.

Also, on September 18, 2015, we executed a Promissory Note and Business Loan Agreement with BOKF which provided us with a line of credit facility of up to $10 million for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permitted us to repurchase up to 2.2 million shares of our common stock at prevailing market prices through August 2020.  Subsequently, this line of credit was amended to increase the availability from $10 million to $15 million for the repurchase of shares of our common stock pursuant to our stock repurchase program through the end of the draw down period which was the earlier of August 9, 2020 or the date on which the entire amount was drawn.  In addition, this Promissory Note was amended on August 20, 2018 to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2024.  We were required to make monthly interest-only payments through September 18, 2020.  After this date, the principal balance would have rolled into a 4-year term note with principal and interest paid on a monthly basis with a maturity date of September 18, 2024.  This Promissory Note was secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas.  There were no amounts drawn on this line of credit during 2017.  During the year ended December 31, 2018, we drew $1.6 million on this line of credit which was used to purchase 243,387 shares of our common stock pursuant to our stock repurchase program. As of December 31, 2018, the outstanding balance on this line of credit was $9.0 million.  During the quarter ended March 31, 2019, we paid off this line of credit with no pre-payment penalties incurred.

Prior to August 20, 2018, amounts drawn under either Promissory Note accrued interest at the London Interbank Offered Rate for U.S. dollars (commonly known as “LIBOR”) plus 1.85% (3.351% as of December 31, 2017).  Beginning August 20, 2018, the notes accrued interest at LIBOR plus 1.5% (4.0% as of December 31, 2018).  Neither line of credit carried commitment fees.

The amounts outstanding under the above agreements consisted of the following:

	December 31,
	2019	2018	2017
Business loan agreement with BOKF – collateralized by real estate; payable as follows:

Line of credit note, as amended, in the maximum principal amount of $15,000,000 with features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2024	$-	$8,968,018	$7,371,730

Line of credit note, as amended, in the maximum principal amount of $6,000,000 with revolving features as more fully described above – interest due monthly at LIBOR plus 1.5%; matures September 18, 2021	-	-	-
	$-	$8,968,018	$7,371,730
Less current maturities	-	519,516	614,311
TOTAL	$-	$8,448,502	$6,757,419

During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the COVID-19 virus.  This loan was provided for by the Spanish government as part of a COVID-19 relief program.  The term of the agreement is five years and the interest rate is fixed at 1.5%.  Based on the terms of the loan agreement, we are required to make monthly interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.

8.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2019, 2018, and 2017, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.  For 2019, 2018 and 2017, we recorded employer match expense of $0.3 million, $0.4 million, and $0.3 million, respectively.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2019, 2018, or 2017.

We offer no postretirement or postemployment benefits to our employees.

9.  INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
	2019	2018	2017
Income Tax Provision		Restated	Restated
Current provision:
Federal	$(582,502)	$879,822	$2,999,960
State	7,341	223,156	343,954
Foreign	(10,477)	356,199	544,495
Interest expense related to UTB	25,640	80,868	45,942
	(559,998)	1,540,045	3,934,351

Deferred provision (benefit):
Federal	(94,001)	194,735	(59,918)
State	(23,559)	36,629	(52,637)
Foreign	(12,905)	42,045	38,036
	(130,465)	273,409	(74,519)
Total tax provision (benefit)	$(690,463)	$1,813,454	$3,859,832

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

On December 22, 2017, the Tax Act was enacted which included a number of changes to U.S. tax laws that impact the Company, including beginning in calendar 2018, a reduction of the U.S. corporate tax rate from 35% to 21%, the repeal of the domestic production activities deduction, new taxes on certain foreign sourced income, and new limitations on certain business deductions.  The Tax Act also provided for a one-time transition tax on certain foreign earnings.  Because the Tax Act was enacted in 2017, we recorded an estimated $1.3 million (Restated) of income tax expense in the fourth quarter of 2017 as follows:

Transition tax on deemed repatriation of certain foreign earnings (1)	$603,976
Foreign withholding taxes (1)	290,128
Remeasuring deferred tax position (2)	402,135
$1,296,239

(1) classified as part of the Federal current provision in 2017
(2) classified as part of the Federal deferred provision in 2017

The amounts in 2017 were recorded based on estimates and our current interpretation of the Tax Act and Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance related to ASC Topic 740, Income Tax.  After completing our accounting for the income tax effects of the Tax Act and taking the filings of our 2017 tax returns across all of our jurisdictions into consideration, we estimated additional income tax expense of approximately $0.1 million primarily related to an increase in the transition tax.  Also negatively impacting our effective tax rate in 2018, certain of our international locations incurred operating losses for which no tax benefit was recorded, additional U.S. federal income was recognized related to cross-border intercompany transactions with our Canadian subsidiary, and the Tax Act created new taxes on foreign sourced income while eliminating the domestic manufacturing deduction.

Income (loss) before income taxes was earned in the following tax jurisdictions:

	Years Ended December 31,
Income (Loss) Before Income Taxes	2019	2018	2017
United States	$(1,960,121)	$5,352,088	$5,811,797
Spain	20,595	66,799	(40,505)
Canada	(130,878)	1,166,176	937,655
Australia	(169,718)	7,124	(115,809)
United Kingdom	(354,122)	(380,368)	(254,862)
TOTAL	$(2,594,244)	$6,211,819	$6,338,276

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

Deferred income tax assets:	2019	2018	2017
Inventory	$468,438	$578,029	$542,820
Stock-based compensation	51,430	46,165	29,332
Accounts receivable	3,977	-	3,239
Sales returns	119,404	61,251	52,205
Deferred revenue	-	48,878	67,642
Accrued expenses	-	222,538	227,489
FX gain/loss in OCI	359,078	480,112	240,045
Goodwill and other intangible assets amortization	32,670	-	-
Net operating loss	459,196	344,578	337,904
Change in tax method	-	375,595	631,015
Accrued bonuses	-	250,355	363,710
Leases	144,699	-	-
Other	25	-	-
Total deferred income tax assets	$1,638,917	$2,407,501	$2,495,401
Less: valuation allowance	(381,872)	(260,313)	(208,350)
Total deferred income tax assets, net of valuation allowance	$1,257,045	$2,147,188	$2,287,051

Property and equipment depreciation	$739,633	$897,494	$1,004,163
Goodwill and other intangible assets amortization	-	157,401	151,983
Accrued expenses	90,079	-	-
Total deferred income tax liabilities	$829,712	$1,054,895	$1,156,146

Net deferred tax asset (liability)	$427,333	$1,092,293	$1,130,905

The valuation allowance for deferred income tax assets increased by $0.1 million in each of the years ended December 31, 2019, 2018, and 2017.

Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, and differences in tax rates.  Below is a reconciliation of our effective tax rate from the statutory rate:

	Years Ended December 31,
	2019	2018	2017
Statutory rate – Federal U.S. income tax	21%	21%	34%
State and local taxes	0%	4%	5%
Impact of Tax Act	0%	0%	20%
Non-U.S. income tax at different rates	0%	3%	(3)%
Permanent book/tax differences	(6)%	0%	1%
Difference in tax rates in loss carryback periods	3%	0%	0%
Change in valuation allowance	(5)%	1%	1%
Rate differential on UTB reversals	13%	0%	0%
Other, net	1%	0%	3%
Effective rate	27%	29%	61%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2016.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2015 and December 2016 tax years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (UTB) is as follows:

Fiscal Year	2019	2018	2017
UTB at beginning of the year	$1,415,714	$1,197,077	$937,705
Gross decrease to tax positions in prior periods	(1,145,227)	(102,236)	-
Gross increase to tax positions in current period	-	351,304	213,430
Interest expense	25,640	80,869	45,942
Lapses in statute	-	(111,300)	-
UTB at end of year	$296,127	$1,415,714	$1,197,077

We file tax returns in the U.S. and a limited number of foreign jurisdictions.  With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2015.  Included in the balance of UTBs as of December 31, 2019, 2018 and 2017 are $0.1 million, $0.1 million, and $0.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of UTBs as of December 31, 2019, 2018 and 2017 are $0.2 million, $1.3 million and $1.0 million, respectively, of tax benefits that, if recognized, would result in adjustments primarily to deferred taxes.

10.  COMMITMENTS AND CONTINGENCIES

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

Delisting of the Company’s Common Stock

As previously disclosed, the Company was unable to timely file the Delinquent Filings due to the Restatement Process.  As a result, on February 18, 2020, the Company received a notice from Nasdaq indicating that, unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), the Company’s common stock would be subject to suspension and delisting from Nasdaq due to non-compliance with Nasdaq Listing Rule 5250(c)(1).  On May 1, 2020, the Panel granted the Company’s request to remain listed on Nasdaq, subject to the Company filing all current and overdue quarterly and annual reports with the Securities and Exchange Commission on or before August 10, 2020.  Because the Restatement Process was not complete by such date, Nasdaq suspended trading in our stock on Nasdaq as of August 13, 2020. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”  Nasdaq denied our appeal of this decision, and our stock was formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing once the Company has made the required Exchange Act filings.

SEC Investigation

The Company has self-reported to the SEC information concerning the internal investigation of accounting matters described in the Explanatory Note included in Part I, Item 1 of this Comprehensive Form 10-K and in Note 2, “Restatement of Previously Issued Consolidated Financial Statements”.  Subsequently, the Division of Enforcement of the SEC informed the Company that it had initiated an investigation into the Company’s historical accounting practices.  The Company is fully cooperating with the investigation and is in discussions with the SEC regarding a possible negotiated resolution.  In October 2020, an agreement (which was updated on May 12, 2021) in principle was reached on the material terms of such a resolution, which includes an agreement by the Company to pay a $0.2 million penalty.  However, this provisional resolution is still subject to finalizing the necessary documents and obtaining final approval from the SEC, which cannot be assured.  Accordingly, as of December 31, 2020, a $0.2 million liability has been recorded in accrued expenses and other liabilities on our Consolidated Balance Sheet.

11.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers, from hobbyist crafters to small and large businesses across a wide variety of industries.  No single customer accounted for more than 0.5% of our consolidated revenues in 2019, 2018, or 2017, and sales to our five largest customers represented 1.7%, 1.0%, and 1.2%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, we do not believe that the loss of this supplier would have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited, although as of December 31, 2019, 2018 and 2017, two customers’ balances represented 35.3%, 33.3% and 21.4% of net accounts receivable balance, respectively.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

We maintain a majority of our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

12.  STOCKHOLDERS’ EQUITY

Equity Compensation Plans

Restricted Stock Plan

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares of our common stock for restricted stock and restricted stock unit (“RSU”) awards, on or prior to June 2018, to our executive officers, non-employee directors and other key employees (of which, there were 149,605 shares available for future awards as of December 31, 2019).  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In March 2019, as part of their annual director compensation, certain of our non-employee directors were granted a total of 28,191 service-based RSUs under the 2013 Plan which will vest ratably over the next three years provided that the participant is still on the board on the vesting date.  In December 2019 certain of our key employees were granted a total of 17,988 service-based RSUs under the 2013 Plan which will vest ratably over the next three years provided that the participants are employed on the vesting date.

In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan through June 2023.

In addition to grants under the Company’s 2013 Restricted Stock Plan, in October 2018 we granted a total of 644,000 RSUs to the Company’s Chief Executive Officer (“CEO”), of which (i) 460,000 are service-based RSUs that vest ratably over a period of five years from the grant date based on our CEO’s continued employment in her role, (ii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $12 million dollars two fiscal years in a row, and (iii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $14 million dollars in one fiscal year.

A summary of the activity for non-vested restricted stock and RSU awards is as follows:

	Shares	Grant Fair Value
Balance, January 1, 2017	61,098	$8.03
Granted	9,005	8.05
Vested	(33,300)	8.14
Balance, December 31, 2017	36,803	$7.93

Balance, January 1, 2018	36,803	$7.93
Granted	654,000	5.31
Vested	(33,086)	7.94
Balance, December 31, 2018	657,717	$7.39

Balance, January 1, 2019	657,717	$7.39
Granted	46,179	5.67
Forfeited	(5,319)	5.64
Vested	(93,408)	7.39
Balance, December 31, 2019	605,169	$7.27

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.8 million, $0.3 million, and $0.2 million in 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of December 31, 2019, there was unrecognized compensation cost related to non-vested, service-based awards of $2.8 million which will be recognized over 3.6 weighted average years in each of the following years:

Unrecognized Expense
2020	$777,537
2021	758,325
2022	721,284
2023	509,910
$2,767,056

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  In 2019, 2018 and 2017, we issued 93,408, 33,086 and 33,300 shares, respectively, resulting from the vesting of restricted stock.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

Stock Options

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

A summary of stock option transactions for the year ended December 31, 2017 is as follows (no amounts shown for 2018, as the plan was terminated in March 2017):

	Option	Weighted Average
	Shares	Exercise Price
Outstanding at January 1	56,400	$5.14
Granted	-	-
Forfeited or cancelled	(12,000)	5.14
Exercised	(44,400)	5.14
Outstanding at December 31	-	$-
Exercisable at end of year	-	$-
Weighted-average fair value of
options granted during year	n/a

Because there were no grants of stock options or vested options outstanding in 2019, 2018 or 2017, there were no amounts of compensation cost recorded.  The intrinsic value of stock options exercised in 2017 was $0.2 million.  Cash received from the exercise of stock options for 2017 was $0.2 million.

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

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all Delinquent Filings with the SEC.  The Company’s previous share repurchase program expired in August 2020.

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

13.  SEGMENT INFORMATION

As of January 1, 2019, we operate as a single segment and report on a consolidated basis.  Prior to January 1, 2019, we operated and reported in two segments - North America and International.  In early 2019, we announced several strategic initiatives to drive future sales growth and long-term profitability, which resulted in the Company closing two of its three stores outside of North America, leaving Spain as our only store outside of North America.  Due to these strategic decisions, our CODM changed the way operating performance assessments and resource allocation decisions are made by incorporating a consolidated view.  As a result, we no longer report International as a reportable segment.  All prior year data discussed throughout this Comprehensive Form 10-K has been retrospectively revised to conform to the new single-reportable segment structure.  There is no change to our consolidated financial position or results based on the change in segment reporting.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company is providing restated quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within the years ended December 31, 2019 and 2018 in order to comply with SEC requirements.  See the Restatement Footnote for further background concerning the events preceding the restatement of financial information in this Comprehensive Form 10-K.

2019	First Quarter Restated	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$20,941,322	$17,196,815	$16,310,887	$20,469,136
Gross profit	12,244,670	9,370,446	8,848,648	11,495,688
Net income (loss)	1,519,811	(875,667)	(1,718,452)	(829,473)
Net income (loss) per common share:
Basic	$0.17	$(0.10)	$(0.19)	$(0.09)
Diluted (1)	$0.17	$(0.10)	$(0.19)	$(0.09)
Weighted average number of common shares outstanding:
Basic	9,009,752	8,933,648	8,932,246	9,020,187
Diluted	9,011,107	8,933,648	8,932,246	9,020,187

(1)  For the three months ended June 30, 2019, September 31, 2019 and December 31, 2019, there were 2,290, 2,704 and 8,387 shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed exercise would be anti-dilutive due to a net loss in those periods.

2018	First Quarter Restated	Second Quarter Restated	Third Quarter Restated	Fourth Quarter Restated
Net sales	$20,500,578	$19,187,222	$18,878,263	$24,637,506
Gross profit	12,689,060	12,233,492	11,895,883	14,122,510
Net income	1,516,656	1,157,743	608,701	1,115,265
Net income per common share:
Basic	$0.16	$0.13	$0.07	$0.12
Diluted	$0.16	$0.13	$0.07	$0.12
Weighted average number of common shares outstanding:
Basic	9,264,446	9,180,076	9,154,215	9,143,746
Diluted	9,264,604	9,182,527	9,160,022	9,144,020

15.  SUBSEQUENT EVENTS

COVID-19

In late 2019, COVID-19 was detected in Wuhan, China and has since spread to other parts of the world, including the U.S.  On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic.  Federal, state, and local governments have since implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations.  As previously announced and for the health and safety of employees and customers, on March 17, 2020, the Company made the decision to begin temporary store closures.  The onset of the COVID-19 pandemic in March 2020 shifted our strategic focus to company survival and cash preservation.  We began closing stores on March 18, 2020 and by April 2, 2020, we temporarily closed all stores to the public.  While we pivoted to serve customers online, the Company experienced significant decreases in demand for its products in Q2 and Q3 of 2020, negatively impacting net sales.

In response, we took immediate action to mitigate the impact of temporary store closures on our cash flows by: (i) furloughing 406 Tandy employees, comprising two-thirds of the Tandy work force, (ii) temporarily cutting corporate salaries, with deeper cuts for the Executive Leadership Team, (iii) negotiating abatements, deferrals and other favorable lease terms with landlords, and (iv) negotiating longer payment terms with our key product vendors.  By June 2020, we also permanently closed eight stores with expiring leases and/or negative cash flows, creating additional savings in operating expenses.

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

Eight stores were permanently closed during the second quarter of 2020 as leases expired or early terminations were negotiated, including at locations where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, Tandy operates 106 stores, including ten in Canada and one in Spain.

On May 22, 2020, our Fort Worth flagship store reopened to the public, the beginning of a phased approach to reopening our stores with limited hours, new protocols for sanitizing, social distancing, wearing masks and taking daily temperatures of employees.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public and the store re-openings were well received by our employees and customers.  During the fourth quarter of 2020 and into the present, we continue to manage through the pandemic as we saw increased spikes in COVID-19 infections, and continue to see varying levels of infection rates, and are forced to close certain stores or move certain stores to “curbside only” operations.

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

As part of the Company’s accounting policy for long-lived asset impairments, we believe the COVID-19 impact on the Company’s results of operations, cash flows and financial position and the ongoing uncertainty the virus has created around future operating results represented a triggering event during the first quarter of 2020 and continued throughout 2020.  For fiscal year 2020, the Company expects to record impairment expense of approximately $1.1 million, primarily related to property and equipment and operating lease assets for certain stores that are projected to underperform to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Comprehensive Form 10-K for the period ended December 31, 2019, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

Risk oversight environment.  We did not maintain adequate risk oversight measures related to the (i) identification and assessment of risks that could impact achieving our objectives and (ii) identification and analysis of the potential changes that could affect our internal controls environment.

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

Since October 2019 and through the filing date of this Comprehensive Form 10-K, we have taken the following measures, among others:

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

Our continuing plan and additional steps for remediation include:

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

◾	Regular performance evaluations to include position-specific criteria for functional competence, including performance of internal control responsibilities.

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020.  We are still in the process of implementing our new point-of-sale system, with a phased implementation throughout 2021.  Also, during January 2021, we hired a new CFO and a Corporate Controller, both highly-qualified individuals with public company experience.  Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of December 31, 2019, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

GENERAL INFORMATION ABOUT EXECUTIVE OFFICERS

Name and Age	Position	Served as Executive Officer Since
Janet Carr, 60	Chief Executive Officer	2018
Michael Galvan, 52	Chief Financial Officer	2021

Janet Carr, 60, has served as our Chief Executive Officer and as a member of our Board of Directors since October 2018.  Prior to her current role, Ms. Carr served as the Senior Vice-President of Global Business Development for Caleres Inc. (formerly Brown Shoe Company Inc.) from 2016 to 2017.  While there, she was responsible for international wholesale and retail for all of their brands.  Prior to Caleres, Ms. Carr was the President of the Handbag Division of Nine West Group Inc. from 2013 to 2014, where she was responsible for all aspects of design, development and sales in both wholesale and retail.  Ms. Carr has deep experience in strategy and consumer insights in various roles at a number of prominent retailers, including Tapestry, Inc. (formerly Coach, Inc.), Gap Inc. and Safeway.

Michael Galvan, 52, has served as our Chief Financial Officer since January 2021. He first joined the Company in May 2020, initially serving as Interim Chief Financial Officer.  Mr. Galvan brings over 25 years of finance and accounting experience to the Company, including executive leadership roles serving as Interim Chief Financial Officer, Chief Accounting Officer and Treasurer for a variety of publicly traded companies, including Main Street Capital Corporation and Mattress Firm.  Prior to joining the Company, Mr. Galvan served in various management roles including Senior Vice President, Chief Accounting Officer and Treasurer of NexTier Oilfield Solutions, Inc. (formerly C&J Energy Services, Inc.), from June 2016 until April 2020, including serving as Interim Chief Financial Officer from March through September 2018.

ITEM 11.	EXECUTIVE COMPENSATION*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is set forth in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following are filed as part of this Comprehensive Form 10-K:

1.  Financial Statements

The following Consolidated Financial Statements are included in Item 8, Financial Statements and Supplementary Data:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2019, 2018 and 2017
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017

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

4.1
Description of Securities, filed as Exhibit 4.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

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

10.6
Amendment #1 to Tandy Leather Factory, Inc. 2013 Restricted Stock Plan, filed as Exhibit 10.5 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

10.7
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

10.9
Form of Employment Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.1 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.10
Form of Stand-Alone Restricted Stock Unit Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.2 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.11
Form of Stand-Alone Restricted Stock Unit Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.3 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

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

10.14
Form of Separation and Release Agreement dated October 15, 2019 between the Company and Tina Castillo, filed as Exhibit 10.13 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

10.15
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

*21.1	Subsidiaries of Tandy Leather Factory, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification by the Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

*101.LAB	XBRL Taxonomy Extension Labels Document.

*101.PRE	XBRL Taxonomy Extension Presentation Document.

    *Filed Herewith

ITEM 16.	COMPREHENSIVE FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Comprehensive Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
By:
/s/ Janet Carr
Janet Carr
Chief Executive Officer

Dated: June 21, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jefferson Gramm	Chairman of the Board	June 21, 2021
Jefferson Gramm

/s/ Janet Carr	Chief Executive Officer, Director	June 21, 2021
Janet Carr	(principal executive officer)

/s/ Michael Galvan	Chief Financial Officer	June 21, 2021
Michael Galvan	(principal financial officer and
principal accounting officer)

/s/ William M. Warren	Director	June 21, 2021
William M. Warren

/s/ James Pappas	Director	June 21, 2021
James Pappas

/s/ Vicki Cantrell	Director	June 21, 2021
Vicki Cantrell

/s/ Sharon M. Leite	Director	June 21, 2021
Sharon M. Leite

/s/ Sejal Patel	Director	June 21, 2021
Sejal Patel