Form 10-Q
period 2020-03-31
TANDY LEATHER FACTORY INC
filed 2021-09-02
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of August 30, 2021, the registrant had 8,663,921 shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

i

EXPLANATORY NOTE

Restatement Background

Tandy Leather Factory, Inc. is restating in this Form 10-Q the prior year three month period ended March 31, 2019. As previously disclosed, on October 14, 2019, as a result of the findings of an independent investigation by the Company’s independent Audit Committee and the Company’s ongoing financial reporting reviews, the Company, in consultation with the Audit Committee, determined that the Company’s previously issued financial statements for (i) the years ended December 31, 2018, 2017 and 2016 included in the Company’s most recent Annual Report on Form 10-K, (ii) the quarterly and year-to-date periods within fiscal 2017 and 2018 included in the Company’s Quarterly Reports on Form 10-Q, and (iii) the three months ended March 31, 2019 included in the Company’s Quarterly Report on Form 10-Q, should no longer be relied upon due to material misstatements of one or more of the following categories in all or certain of these periods: the value of inventory and calculation of cost of sales, gross profit, operating expenses, operating income, net income, and earnings per share (“EPS”) as described below.

Such errors included: (i) methods used by the Company in the valuation and expensing of costs related to inventory which was not correctly stated and was not consistent with the first-in, first-out (“FIFO”) methodology, (ii) warehousing and handling expenditures which were not properly capitalized during the first and third quarters but were subsequently corrected on a semi-annual basis in the second and fourth quarters resulting in the understatement of inventory and net income in the first and third quarters and the overstatement of net income in the second and fourth quarters, (iii) warehouse and handling expenditures which were improperly classified in operating expenses in all quarters resulting in an overstatement of operating expenses in all restated periods, (iv) freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out costs which were being capitalized to inventory using historical standard rates that were not based on the actual costs incurred in each period resulting in misstatements of inventory value, (v) inventory reserve levels which did not reflect the Company’s accounting policy of carrying inventory at the lower of cost or net realizable value resulting in misstatements of inventory value, (vi) sales returns had not been accounted for using historical sales return trends, (vii) lease accounting errors upon the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) on January 1, 2019, which resulted in the understatement of operating lease assets and operating lease liabilities, (viii) the income tax effect of pre-tax restatement adjustments as well as correction of income tax misstatements related to recognition of uncertain tax position (“UTP”) liability and related interest expense, and (ix) other smaller matters. All financial statements, schedules and footnotes impacted indicate the restated amounts under the caption “Restated.” In connection with the process of restating the first quarter 2019 financial statements, we are also undergoing remediation efforts to fix the internal control failures that contributed to these misstatements. See Item 4 – Controls and Procedures for further detail on the Company’s remediation efforts.

This Form 10-Q also reflects Management’s Discussion and Analysis of Financial Condition and Results of Operations based on the restated financial information.

Nasdaq Stock Market LLC (“Nasdaq”) suspended trading in the Company’s shares as of August 13, 2020 due to the Company not being current with its SEC filings. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.” Nasdaq denied our appeal of this decision, resulting in our stock being formally delisted on February 9, 2021.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	March 31,	December 31,
	2020	2019
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,423	$15,905
Short-term investments	9,183	9,152
Accounts receivable-trade, net of allowance for doubtful accounts of $16 at March 31, 2020 and December 31, 2019, respectively	339	409
Inventory	29,224	24,042
Income tax receivable	1,969	1,629
Prepaid expenses	1,160	1,082
Other current assets	146	297
Total current assets	53,444	52,516

Property and equipment, at cost	26,985	27,471
Less accumulated depreciation	(14,730)	(14,552)
Property and equipment, net	12,255	12,919

Operating lease assets	12,613	13,897
Deferred income taxes	691	427
Other intangibles, net of accumulated amortization of $547 at March 31, 2020 and December 31, 2019, respectively	7	7
Other assets	354	345
TOTAL ASSETS	$79,364	$80,111

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$7,898	$5,753
Accrued expenses and other liabilities	2,303	2,656
Operating lease liabilities	3,743	3,823
Total current liabilities	13,944	12,232

Deferred income taxes	296	296
Other non-current liabilities	509	509
Operating lease liabilities, non-current	10,052	10,655

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,467,367 and 10,446,563 shares issued at March 31, 2020 and December 31, 2019, respectively	25	25
Paid-in capital	5,265	5,037
Retained earnings	60,473	62,211
Treasury stock at cost (1,424,376 shares at March 31, 2020 and December 31, 2019, respectively)	(9,773)	(9,773)
Accumulated other comprehensive loss (net of tax of $476 and $359 at March 31, 2020 and December 31, 2019, respectively)	(1,427)	(1,081)
Total stockholders' equity	54,563	56,419
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,364	$80,111

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of  Operations and Comprehensive Income (Loss)
Unaudited
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
		Restated (1)

Net sales	$17,145	$20,941
Cost of sales	7,279	8,696
Gross profit	9,866	12,245

Operating expenses	11,096	10,032
Impairment expense	1,069	-

Income (loss) from operations	(2,299)	2,213

Other (income) expense:
Interest expense	-	32
Other, net	(53)	110
Total other (income) expense	(53)	142

Income (loss) before income taxes	(2,246)	2,071

Provision (benefit) for income taxes	(508)	551

Net income (loss)	$(1,738)	$1,520

Foreign currency translation adjustments, net of tax	(346)	314

Comprehensive income (loss)	$(2,084)	$1,834

Net income (loss) per common share:
Basic	$(0.19)	$0.17
Diluted	$(0.19)	$0.17

Weighted average number of shares outstanding:
Basic	9,029,212	9,009,752
Diluted	9,029,212	9,011,107

(1)  As described in Note 2 to these Consolidated Financial Statements, we have restated the Consolidated Financial Statements for the three months ended March 31, 2019

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
		Restated (1)
Cash flows from operating activities:
Net income (loss)	$(1,738)	$1,520
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	335	494
Operating lease asset amortization	898	865
Impairment of long-lived assets	1,069	-
(Gain) loss on disposal of assets	6	(4)
Stock-based compensation	228	186
Deferred income taxes	(264)	184
Exchange (gain) loss	(3)	136
Changes in operating assets and liabilities:
Accounts receivable-trade	88	(56)
Inventory	(5,302)	3,172
Prepaid expenses	27	33
Other current assets	46	(194)
Accounts payable-trade	3,107	(1,281)
Accrued expenses and other liabilities	(385)	(1,156)
Income taxes, net	(293)	109
Other assets	(952)	(41)
Operating lease liabilities	(890)	(834)
Total adjustments	(2,285)	1,613
Net cash provided by (used in) operating activities	(4,023)	3,133

Cash flows from investing activities:
Purchase of property and equipment	(184)	(31)
Purchase of short-term investments	(1,697)	(5,000)
Proceeds from sales of short-term investments	1,700	-
Proceeds from sales of assets	1	13
Net cash used in investing activities	(180)	(5,018)

Cash flows from financing activities:
Payments on long-term debt	-	(8,968)
Repurchase of treasury stock	-	(715)
Net cash used in financing activities	-	(9,683)

Effect of exchange rate changes on cash and cash equivalents	(279)	177

Net decrease in cash and cash equivalents	(4,482)	(11,391)
Cash and cash equivalents, beginning of period	15,905	24,070

Cash and cash equivalents, end of period	$11,423	$12,679

(1)  As described in Note 2 to these Consolidated Financial Statements, we have restated the consolidated financial statements for the three months ended March 31, 2019

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
Unaudited
(in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2019	9,022,187	$25	$5,037	$(9,773)	$62,211	$(1,081)	$56,419
Stock-based compensation expense	-	-	228	-	-	-	228
Issuance of restricted stock	20,804	-	-	-	-	-	-
Net loss	-	-	-	-	(1,738)	-	(1,738)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(346)	(346)
Balance, March 31, 2020	9,042,991	$25	$5,265	$(9,773)	$60,473	$(1,427)	$54,563

Balance, December 31, 2018	9,060,561	25	4,267	(9,038)	64,476	(1,444)	$58,286
Cumulative effect of accounting change, net of tax - ASC 842	-	-	-	-	(362)	-	(362)
Stock-based compensation expense	-	-	186	-	-	-	186
Issuance of restricted stock	1,408	-	-	-	-	-	-
Purchase of treasury stock	(127,945)	-	-	(714)	-	-	(714)
Net income	-	-	-	-	1,520	-	1,520
Foreign currency translation adjustments, net of tax	-	-	-	-	-	314	314
Balance, March 31, 2019 as Restated (1)	8,934,024	25	$4,453	$(9,752)	$65,634	$(1,130)	$59,230

(1) As described in Note 2 to these Consolidated Financial Statements, w e have restated the consolidated financial statements for the three months ended March 31, 2019

The accompanying notes are an integral part of these consolidated financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Tandy Leather Factory, Inc. (“TLFA,” “we,” “our,” “us,” the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.) is one of the world’s largest specialty retailers of leather and leathercraft-related items. Founded in 1919 in Fort Worth, Texas, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere. Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, a hub for the local leathercrafting community, and our 100-year heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

We sell our products primarily through company-owned stores and through orders generated from our four websites: tandyleather.com, tandyleather.ca, tandyleather.eu and tandyleather.com.au. We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

The Company currently operates a total of 106 retail stores.  There are 95 stores in the U.S., ten stores in Canada and one store in Spain.  During the second quarter of 2020, we centralized U.S. e-commerce web order fulfillment from the stores to our Fort Worth distribution center.

Nasdaq Stock Market LLC (“Nasdaq”) suspended trading in the Company’s shares as of August 13, 2020 due to the Company not being current with its SEC filings. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.” Nasdaq denied our appeal of this decision, resulting in our stock being formally delisted on February 9, 2021. We intend to reapply for Nasdaq listing once the Company has made the required Exchange Act filings.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements.  In the opinion of management, the accompanying Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2020 and December 31, 2019, our results of operations for the three month periods ended March 31, 2020 and 2019, our cash flows for the three-month periods ended March 31, 2020 and 2019, and our statements of stockholders equity as of March 31, 2020 and 2019.  The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions.  The Company continually evaluates the information used to make these estimates as the business and the economic environment changes.  Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions.  These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Comprehensive Form 10-K for the year ended December 31, 2019.

COVID-19

In late 2019, COVID-19 was detected in Wuhan, China and has since spread to other parts of the world, including the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state, and local governments implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. As previously announced and for the health and safety of employees and customers, on March 17, 2020, the Company made the decision to begin temporary store closures. The onset of the COVID-19 pandemic in March 2020 temporarily shifted our strategic focus to company survival and cash preservation. We began closing stores on March 18, 2020, and by April 2, 2020, we temporarily closed all stores to the public. While we pivoted to serve customers only online, the Company experienced significant decreases in demand for its products in the second and third quarters of 2020, negatively impacting net sales.

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

Nine stores were permanently closed during 2020 as leases expired or early terminations were negotiated, including at locations where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, Tandy operates 106 stores, including ten in Canada and one in Spain.

On May 22, 2020, our Fort Worth flagship store reopened to the public, the beginning of a phased approach to reopening our stores with limited hours, new protocols for sanitizing, social distancing, wearing masks and taking daily temperatures of employees.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public, and the store re-openings were well received by our employees and customers.  During the fourth quarter of 2020 and into the present, we continue to manage through the pandemic as we saw increased spikes in COVID-19 infections, and continue to see varying levels of infection rates, and have been forced to close certain stores or move certain stores to “curbside only” operations.  With the rapid spread of the Delta variant of COVID-19 during the third quarter of 2021, we have experienced an increasing number of these shutdowns.  We believe that the rollout of COVID-19 vaccines in 2021 has offset these closures somewhat, but it is difficult to predict whether these vaccines will be adopted by further large numbers of Americans or whether current or future vaccines will remain effective against Delta or other future variants of the virus.  We expect that at least some further infections and temporary store shutdowns will continue for the foreseeable future.

While we previously fulfilled our web orders out of our retail stores, during the second quarter of 2020, we built a centralized web fulfillment capability in our Fort Worth distribution center and have been and expect to continue to fulfill web orders primarily through Fort Worth going forward.  Both our e-commerce business and stores have been performing above last year sales levels, but the future remains uncertain, and more store closures and/or other ongoing effects of the pandemic on the economy or employment market could cause a material negative impact on future sales.

As part of the Company’s accounting policy for long-lived asset impairments, we believe the COVID-19 impact on the Company’s results of operations, cash flows and financial position and the ongoing uncertainty the virus has created around future operating results represented a triggering event during the first quarter of 2020 and continuing throughout the remainder of 2020.

For the three months ended March 31, 2020, the Company recorded impairment expense of $1.1 million, primarily related to property and equipment and operating lease assets for certain stores that underperformed to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.

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

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer.  At the store counter, our performance obligation is met and revenue is recognized when a sales transaction occurs with a customer.  When merchandise is shipped to a customer, our performance obligation is met and revenue is recognized when control passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales is based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly.

As of March 31, 2020 and December 31, 2019, we have established a sales return allowance of $0.2 million and $0.3 million, respectively, based on historical customer return behavior and other known factors.  The sales return allowance is included in accrued expenses and other liabilities, while an estimated value of the merchandise expected to be returned of $0.1 million and $0.1 million is included in other current assets as of March 31, 2020 and December 31, 2019, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of March 31, 2020 and December 31, 2019, our gift card liability, included in accrued expenses and other liabilities, totaled $0.2 million and $0.3 million, respectively.  We recognized gift card revenue of $0.1 million in the first quarter of 2020 from the December 31, 2019 deferred revenue balance and $0.1 million during the first quarter of 2019 from the December 31, 2018 deferred revenue balance.

During 2019, we ended our wholesale pricing club program where customers received lower prices in exchange for a yearly membership fee.  Under this program, the yearly membership fee when paid was recorded as deferred revenue and recognized in net sales throughout the one-year period.

For the three months ended March 31, 2020 and 2019, we recognized $0.2 million and $0.4 million, respectively, in net sales associated with gift cards and the wholesale pricing club membership fees.

Disaggregated Revenue.  In the following table, revenue for the three months ended March 31, 2020 and 2019 is disaggregated by geographic areas as follows:

(in thousands)	Three Months Ended March 31,
	2020	2019
United States	$15,333	$18,324
Canada	1,493	1,732
Spain	319	353
All other countries	-	532
Net sales	$17,145	$20,941

Geographic sales information is based on the location of the customer.  Excluding Canada, no single foreign country had net sales greater than 1.9% of our consolidated net sales for the three-month periods ended March 31, 2020 and 2019.

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

Inventory.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.  Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process is valued on a first‑in, first out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

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

(in thousands)	March 31, 2020	December 31, 2019
On hand:
Finished goods held for sale	$24,741	$20,575
Raw materials and work in process	792	717
Inventory in transit	3,691	2,750
TOTAL	$29,224	$24,042

Leases.  We lease certain real estate for our retail store locations and warehouse equipment for our Texas distribution center, both under long-term lease agreements.  We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term.  We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes.

For operating leases, the present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease or options to purchase leased equipment, when it is reasonably certain we will exercise such an option.  The exercise of lease renewal or purchase option is generally at our discretion.  Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability.  We discount lease payments using our incremental borrowing rate based on information available as of the measurement date.

We recognize rent expense related to our operating leases on a straight-line basis over the lease term.

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated statements of comprehensive income (loss).

The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.  We also perform interim reviews of our lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

None of our lease agreements contain contingent rental payments, material residual value guarantees or material restrictive covenants.  We have no sublease agreements and no lease agreements in which we are named as a lessor.

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

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt.  As of March 31, 2020 and December 31, 2019, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated or equaled their fair values.  There were no transfers into or out of Levels 1, 2 and 3 three months ended March 31, 2020 and March 31, 2019.

Short-Term Investments.  We determine the appropriate classification of investments at the time of purchase, and we re-evaluate that determination at each balance sheet date.  Investments are recorded as either short-term or long-term on the Consolidated Balance Sheet, based on contractual maturity date.

As of both March 31, 2020 and December 31, 2019, we held investments in U.S. Treasuries with maturity values of $9.2 million and maturities less than one year.  We have classified these investments in debt securities as held-to-maturity.  Such investments are recorded at amortized cost with book value approximating fair value which is based on Level 1 inputs for these investments.

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

Income Taxes. Income taxes are estimated for each jurisdiction in which we operate. This involves assessing current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent it is more likely than not that all or a portion of a deferred tax asset will not be realized, a valuation allowance is recorded. Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods.

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

Accounts Receivable and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2020, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at March 31, 2020 totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization consisted of the following:

(in thousands)	March 31, 2020
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554	$547	$7
TOTAL	$554	$547	$7

	December 31, 2019
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554	$547	$7
TOTAL	$554	$547	$7

All our intangible assets are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million during both the three months ended March 31, 2020 and 2019 was recorded in operating expenses, and non-compete intangible assets were fully amortized during 2019 upon the expiration of such agreements.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income (loss) and certain other items that are recorded directly to stockholders’ equity.  The Company’s only source of other comprehensive income (loss) is foreign currency translation adjustments, and those adjustments are presented net of tax.

Recently Adopted Accounting Pronouncements

Internal-Use Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40).  This update provides additional guidance to ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which was issued in April 2015.  The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  We adopted this ASU on January 1, 2020; the adoption of this ASU did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,” which requires entities to measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses.  We adopted this ASU on January 1, 2020; the adoption of this ASU did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Our unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2019 were restated.

Restatement Background

As previously disclosed, on October 14, 2019, as a result of the findings of the Independent Investigation and the Company’s ongoing reviews, the Company, in consultation with the Audit Committee, determined that Tandy’s previously issued Consolidated Financial Statements as of and for (i) the years ended December 31, 2018 and 2017, (ii) the three and six-month periods ended June 30, 2018, (iii) the three and nine-month periods ended September 30, 2018, and (iv) the three-month period ended March 31, 2019, should no longer be relied upon due to misstatements related to our accounting processes for inventory transactions, and we would make the necessary accounting corrections and restate such financial statements. In addition to inventory misstatements, management identified additional areas that required restatement adjustments as described below, with all such restatement items constituting the “Restatement Process.” The restatement adjustments described below pertain to all restatement periods noted above, and restatement adjustments specific to the three months ended March 31, 2019 are reflected in the tables below.
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

Description of Restatement Adjustments

Inventory

Under the Company’s inventory accounting policy, inventory is stated using the FIFO methodology for cost, and such cost includes merchandise purchases, the costs to bring the merchandise to its Texas distribution center (freight-in), warehousing and handling expenditures, factory labor and overhead for items that are internally manufactured, and distributing and delivering merchandise to stores (freight-out). The Company carries inventory at the lower of this cost or net realizable value. The inventory restatement adjustments below were first identified by management as a result of a deeper analysis of legacy systems and practices that were in place for many years and which the Company is working to replace. Management identified the following areas in which the accounting for inventory did not adhere to the Company’s inventory accounting policy:

(1) FIFO adjustment: inventory was not correctly stated and was not consistent with the FIFO methodology;

(2) Freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out adjustment:

i. warehousing and handling expenditures were not properly capitalized during the first and third quarters but were subsequently corrected on a semi-annual basis in the second and fourth quarters resulting in the understatement of inventory and net income in the first and third quarters and the overstatement of net income in the second and fourth quarters; and

ii. freight-in, warehousing and handling expenditures, factory labor and overhead, and freight-out costs were being capitalized to inventory using historical standard rates that were not based on the actual costs incurred in each period resulting in misstatements;

(3) Inventory reserve adjustment: Tandy’s accounting policy is to carry inventory at the lower of cost or net realizable value. Management noted inventory reserve levels did not reflect the Company’s accounting policy of carrying inventory at the lower of cost or net realizable value. This resulted in cumulative understatements of inventory.

Sales Returns

(4) Sales returns: management noted estimates for sales returns had not been accounted for using historical sales return trends.  Management has estimated a sales return liability along with a corresponding inventory asset for the first quarter of 2019. In addition, estimated sales returns previously recorded in the first quarter of 2019 were incorrectly presented on a net basis in cost of sales and have since been restated to reflect accounting on a gross basis in both net sales and cost of sales.

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

Income Tax

(6) Management noted the income tax provision for the three months ended March 31, 2019 had misstatements related to the recognition of UTP liability and related interest expense among other smaller tax correcting adjustments. Also, income tax restatement adjustments were made to reflect the tax effect of the pre-tax restatement adjustments for the three months ended March 31, 2019.

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

The net effect of the adjustments on the Consolidated Statements of Comprehensive Income (Loss) was to increase net income by $0.7 million for the three months ended March 31, 2019.

Restatement Reconciliation Tables

The following tables present a reconciliation of our Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the three months ended March 31, 2019, as previously reported to the restated amounts shown in this filing. The following restatement adjustment footnote numbers correspond to the restatement adjustment descriptions above.

Tandy Leather Factory, Inc.
Consolidated Statement of  Operations and Comprehensive Income
Unaudited

	For the Three Months Ended March 31, 2019
	As Reported	Adjustments		As Restated

Net sales	$20,785	$156	(4)	$20,941
Cost of sales	8,334	362	(1)(2)(2)(3)(4)(5)(7)	8,696
Gross profit	12,451	(206)		12,245

Operating expenses	11,282	(1,250)	(5)(7)(8)	10,032

Income from operations	1,169	1,044		2,213

Other (income) expense:
Interest expense	32	-		32
Other, net	(33)	143	(7)(9)	110
Total other (income) expense	(1)	143		142

Income before income taxes	1,170	901		2,071

Income tax expense	301	250	(6)	551

Net income	$869	$651		$1,520

Foreign currency translation adjustments, net of tax	287	27	(9)	314

Comprehensive income	$1,156	$678		$1,834

Net income per common share:
Basic	$0.10	$0.07		$0.17
Diluted	$0.10	$0.07		$0.17

Basic	9,009,752	9,009,752		9,009,752
Diluted	9,010,037	9,011,107		9,011,107

Tandy Leather Factory, Inc.
Consolidated Statement of Cash Flows
Unaudited

	For the Three Months Ended March 31, 2019
	As Reported	Adjustments		As Restated
Cash flows from operating activities:
Net income	$869	$651		$1,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	(1)	(7)	494
Right-of-use asset amortization	-	865	(8)	865
(Gain) loss on disposal of assets	(4)	-		(4)
Stock-based compensation	186	-		186
Deferred income taxes	(34)	218	(6)(9)	184
Exchange (gain) loss	2	134	(7)(9)	136
Changes in operating assets and liabilities:
Accounts receivable-trade	(48)	(8)	(7)	(56)
Inventory	3,303	(131)	(1)(2)(3)(4)	3,172
Prepaid expenses	(293)	326	(7)	33
Other current assets	(13)	(181)	(7)	(194)
Accounts payable-trade	(318)	(963)	(7)	(1,281)
Accrued expenses and other liabilities	(1,205)	49	(4)(7)	(1,156)
Income taxes	96	13	(6)	109
Other assets	7	(48)	(7)	(41)
Operating lease liability	-	(834)	(8)	(834)
Total adjustments	2,174	(561)		1,613
Net cash provided by operating activities	3,043	90		3,133

Cash flows from investing activities:
Purchase of property and equipment	(31)	-		(31)
Purchase of short-term investments	(5,000)	-		(5,000)
Proceeds from sales of assets	13	-		13
Net cash used in investing activities	(5,018)	-		(5,018)

Cash flows from financing activities:
Payments on long-term debt	(8,968)	-		(8,968)
Repurchase of treasury stock	(715)	-		(715)
Net cash used in financing activities	(9,683)	-		(9,683)

Effect of exchange rate changes on cash and cash equivalents	267	(90)	(9)	177

Net decrease in cash and cash equivalents	(11,391)	-		(11,391)
Cash and cash equivalents, beginning of period	24,070	-		24,070

Cash and cash equivalents, end of period	$12,679	$-		$12,679

3.	NOTES PAYABLE AND LONG-TERM DEBT

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

We restated our previously issued audited financial statements as of and for the years ended December 31, 2018 and 2017 as well as the quarterly and year-to-date periods within fiscal 2018 included in the Company’s previously filed Quarterly Reports on Form 10-Q, and the three months ended March 31, 2019, included in the Company’s previously filed Quarterly Report on Form 10-Q. Under the terms of the Promissory Note agreements we had in place with our primary bank, BOKF, NA d/b/a Bank of Texas (“BOKF”), we were required to provide BOKF quarterly financial statements and compliance certificates. We were unable to provide these financial statements and compliance certificates for the Delinquent Filings noted above. In response, on April 2, 2020, BOKF provided notice under the terms of the Promissory Note agreements that such Promissory Notes were cancelled. As of the date of cancellation, Tandy had no borrowings outstanding under these credit facilities or with any other lending institution. As of the date of this filing, Tandy has no lines of credit outstanding. Details of the terms of the Promissory Note agreements with BOKF are as follows.

On September 18, 2015, we executed a Promissory Note agreement with BOKF which provided us with a working capital line of credit facility of up to $6 million which was secured by our inventory. On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2021. The Business Loan Agreement contained covenants that required us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1. Both ratios were calculated quarterly on a trailing four quarter basis. For the three months ended March 31, 2020 and the year ended December 31, 2019, there were no amounts drawn on this line of credit.

Also, on September 18, 2015, we executed a Promissory Note agreement with BOKF which provided us with a line of credit facility of up to $10 million for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permitted us to repurchase up to 2.2 million shares of our common stock through August 2020. Subsequently, this line of credit was amended to increase the availability from $10 million to $15 million for the repurchase of shares of our common stock pursuant to our stock repurchase program through the end of the draw down period which was the earlier of August 9, 2020 or the date on which the entire amount was drawn. In addition, this Promissory Note was amended on August 20, 2018 to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2024. We were required to make monthly interest-only payments through September 18, 2020. After this date, the principal balance would have rolled into a 4-year term note with principal and interest paid on a monthly basis with a maturity date of September 18, 2024. This Promissory Note was secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas. During the first quarter of 2019, we paid $9.0 million to pay off this line of credit with no pre-payment penalties incurred.  For the three months ended March 31, 2020 and the year ended December 31, 2019, there were no amounts outstanding on this line of credit.

4.	INCOME TAX

Our effective tax rate for the three months ended March 31, 2020 and 2019 was 22.6% and 26.6%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

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

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares of our common stock for restricted stock and restricted stock unit (“RSU”) awards, on or prior to June 2018, to our executive officers, non-employee directors and other key employees (of which, there were 125,595 shares available for future awards at March 31, 2020).  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In March 2020, as part of their annual director compensation, certain of our non-employee directors were granted a total of 24,010 service-based RSUs under the 2013 Plan which will vest ratably over the next 3 years provided that the participant is still on the board on the vesting date.  In December 2020, certain of our key employees were granted a total of 18,255 RSUs under the 2013 Plan which vested immediately.

In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023.

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

A summary of the activity for non-vested restricted stock and RSU awards as of March 31, 2020 and 2019 is presented below:

	Shares (in thousands)	Weighted Average Share Price
Balance, December 31, 2019	606	$7.27
Granted	24	4.78
Vested	(19)	6.61
Balance, March 31, 2020	611	$7.27

Balance, December 31, 2018	658	$7.39
Granted	28	5.64
Forfeited	(5)	5.64
Vested	(1)	7.72
Balance, March 31, 2019 (Restated)	680	$7.39

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million for both the three-month periods ended March 31, 2020 and 2019.

As of March 31, 2020, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of March 31, 2020, there was unrecognized compensation cost related to non-vested, service-based restricted stock and RSU awards of $2.7 million which will be recognized in each of the following years:

(in thousands)
2020	$594
2021	797
2022	760
2023	516
Unrecognized Expense	$2,667

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the three months ended March 31, 2020, we issued 20,804 shares resulting from the vesting of restricted stock.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2020 and 2019:

(in thousands, except share data)	Three Months Ended March 31,
	2020	2019
	(1)	Restated
Numerator:
Net income (loss)	$(1,738)	$1,520

Denominator:
Basic weighted-average common shares outstanding	9,029,212	9,009,752
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	1,355
Diluted weighted-average common shares outstanding	9,029,212	9,011,107
(1) For the three months ended March 31, 2020, there were 492 shares excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive due to a net loss in that period.

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

Delisting of Company’s Common Stock

As previously disclosed, the Company was unable to timely file the Delinquent Filings due to the process of restating its financial statements as described above.  As a result, on February 18, 2020, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), the Company’s common stock would be subject to suspension and delisting from Nasdaq due to non-compliance with Nasdaq Listing Rule 5250(c)(1).  On May 1, 2020, the Panel granted the Company’s request to remain listed on Nasdaq, subject to the Company filing all current and overdue quarterly and annual reports with the Securities and Exchange Commission on or before August 10, 2020.  Because the restatement process was not complete by such date, Nasdaq suspended trading in our shares as of August 13, 2020. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA”.  Nasdaq denied our appeal of this decision, resulting in our stock being formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing once the Company has made the required Exchange Act filings.

SEC Investigation

In 2019, the Company self-reported to the SEC information concerning the internal investigation of previously disclosed accounting matters resulting in the restatement for the full year 2017 and full year 2018, including interim quarters in 2018, and the first quarter of 2019.  In response, the Division of Enforcement of the SEC initiated an investigation into the Company’s historical accounting practices.  In July 2021, the Company entered into a settlement agreement with the SEC to conclude this investigation.  Under the terms of the settlement, in addition to other non-monetary settlement terms, (1) the Company paid a civil monetary penalty of $200,000, and (2) the Company’s former Chief Financial Officer and Chief Executive Officer, agreed to pay a civil monetary penalty of $25,000.  In accepting the Company’s settlement offer, the SEC took into account remedial actions the Company took promptly after learning of the issues detailed in the SEC’s order.

8.	SUBSEQUENT EVENTS

Share Repurchase Program

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all Delinquent Filings with the SEC.  The Company's previous share repurchase program expired in August 2020. As of March 31, 2020, the full $5.0 million of our common stock remained available for repurchase under this program.

On January 28, 2021, we entered into an agreement with an institutional shareholder of the Company, to repurchase 500,000 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $3.35 per share for a total of $1.7 million. The closing of the repurchase of these shares took place on February 1, 2021. Prior to the repurchase, the shares represented approximately 5.5% of our outstanding common stock.  This repurchase was separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the plan described in the previous paragraph.

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

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, a hub for the local leathercrafting community and our 100-year heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

We sell our products primarily through company-owned stores and through orders generated from our four websites: tandyleather.com, tandyleather.ca, tandyleather.eu and tandyleather.com.au.  We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly. We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

Currently, the Company operates a total of 106 retail stores.  There are 95 stores in the United States (“U.S,”), ten stores in Canada and one store in Spain.  During the second quarter of 2020, we centralized U.S. e-commerce web order fulfillment from the stores to our Fort Worth distribution center.

We launched a new Commercial Program in April 2019 to better serve larger business customers, a majority of these customers and their sales were also recognized in retail stores through most of 2019.  For 2019, the Company operated as a single reportable segment and all reporting herein is presented on a consolidated basis.

New management joined the Company in October 2018 and set new strategic directions for both short and long term.  The overarching goal is to invest in rebuilding a foundation for growth by: 1) improving our brand proposition, 2) reversing the sales decline with business customers, 3) building our talent, processes, tools and systems and 3) positioning us for long-term growth.  A number of key initiatives to achieve these goals were begun in 2019 and continued into 2020.  However, the onset of the COVID-19 pandemic in March of 2020 shifted our strategic focus to company survival and cash preservation.  With all of the retail stores temporarily closed to the public by the end of March, 2020, web sales, digital marketing and centralized web fulfillment became the highest priority.

Key initiatives in 2020 and 2021 included:

■
Accelerating implementation of our new web platform which supported a significantly improved consumer experience (look-and-feel, searchability, relevant content including video, and product and pricing information) integration of inventory, shipping and other systems, and substantial reduction in the time, manual effort and need for outside resources to make additions and changes;

■
Accelerating centralization of our web fulfillment activities to our Fort Worth warehouse which provided significant improvement in fulfillment rates and shipping times, and supported early product testing, an increase in product breadth by offering online-only items that required limited inventory investment, and other inventory efficiencies;

■	Shifting marketing resources from print and in-store activities to digital, with increased investments in SEO, SEM, email, digital advertising, social media, SMS/MMS, and affiliate links;
■	Accelerating the retail employee training program in the areas of product knowledge, leathercrafting knowledge and selling tools while stores were closed;
■
Continuing to drive the Commercial Program, through a dedicated team focused on the Company’s largest customers with a business model that meets these customers’ unique needs including dedicated sales representatives, clear and competitive volume-based pricing, personalized service and sourcing, shipping directly to customers from our distribution center, and improved product consistency, quality and availability;

■	Continuing to improve the quality and assortment of the product offering to better appeal to more advanced leather-crafters and business customers; and
■	Continuing to build the organization, processes, infrastructure, tools and systems to efficiently execute these strategies.

Delisting of Company Stock

Nasdaq suspended trading in the Company’s shares as of August 13, 2020 due to the Company not being current with its SEC filings. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.” Nasdaq denied the Company’s appeal of this decision, resulting in the Company’s stock being formally delisted by Nasdaq on February 9, 2021. We intend to reapply for Nasdaq listing once the Company has made the required Exchange Act filings.

COVID-19 and Outlook

In late 2019, COVID-19 was detected in Wuhan, China and has since spread to other parts of the world, including the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state, and local governments implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. As previously announced and for the health and safety of employees and customers, on March 17, 2020, the Company made the decision to begin temporary store closures. The onset of the COVID-19 pandemic in March 2020 temporarily shifted our strategic focus to company survival and cash preservation. We began closing stores on March 18, 2020, and by April 2, 2020, we temporarily closed all stores to the public. While we pivoted to serve customers only online, the Company experienced significant decreases in demand for its products in the second and third quarters of 2020, negatively impacting net sales.

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

Nine stores were permanently closed during 2020 as leases expired or early terminations were negotiated, including at locations where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, Tandy operates 106 stores, including ten in Canada and one in Spain.

On May 22, 2020, our Fort Worth flagship store reopened to the public, the beginning of a phased approach to reopening our stores with limited hours, new protocols for sanitizing, social distancing, wearing masks and taking daily temperatures of employees.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public, and the store re-openings were well received by our employees and customers.  During the fourth quarter of 2020 and into the present, we continue to manage through the pandemic as we saw increased spikes in COVID-19 infections, and continue to see varying levels of infection rates, and have been forced to close certain stores or move certain stores to “curbside only” operations.  With the rapid spread of the Delta variant of COVID-19 during the third quarter of 2021, we have experienced an increasing number of these shutdowns.  We believe that the rollout of COVID-19 vaccines in 2021 has offset these closures somewhat, but it is difficult to predict whether these vaccines will be adopted by further large numbers of Americans or whether current or future vaccines will remain effective against Delta or other future variants of the virus.  We expect that at least some further infections and temporary store shutdowns will continue for the foreseeable future.

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

Revenue Recognition. Our revenue is earned from sales of merchandise and generally occurs via two methods: (1) at the store counter and (2) shipment of product generally via web sales. We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met and revenue is recognized when a sales transaction occurs with a customer. When merchandise is shipped to a customer, our performance obligation is met and revenue is recognized when control passes to the customer. Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer. Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales. Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns. The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly.

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

Inventory.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.  Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process is valued on a first‑in, first out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.  We regularly review all inventory items to determine if there are (i) damaged goods (e.g., for leather, excessive scars or damage from ultra-violet (“UV”) light), (ii) items that need to be removed from our product line (e.g., slow-moving items, inability of a supplier to provide items of acceptable quality or quantity, and to maintain freshness in the product line) and (iii) pricing actions that need to be taken to adequately value our inventory at the lower of cost or net realizable value.  Since the determination of net realizable value of inventory involves both estimation and judgement with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset.  The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.  Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.  Inventory is physically counted twice annually in the Texas distribution center.  At the store level, inventory is physically counted each quarter.  Inventory is then adjusted in our accounting system to reflect actual count results.

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

Results of Operations

Three Months Ended March 31, 2020 and 2019

The following table presents selected financial data:

(in thousands)	Three Months Ended March 31,
	2020	2019	$ Change	% Change
		Restated
Sales	$17,145	$20,941	$(3,796)	(18.1%)
Gross profit	9,866	12,245	(2,379)	(19.4%)
Gross margin percentage	57.5%	58.5%	(1.0% )	(1.7%)
Operating expenses	11,096	10,032	1,064	10.6%
Impairment expenses	1,069	-	1,069	N/A
Income (loss) from operations	$(2,299)	$2,213	$(4,512)	(203.9%)

Net Sales

Consolidated sales for the quarter ended March 31, 2020 decreased $3.8 million, or 18.1%, compared to the same period in 2019, due to the impact of closing six stores, the change in promotional cadence associated with our new pricing strategy that simplified our pricing and adjusted our highest pricing tier to be competitive EDLP, and inventory shortages on key items that resulted in some out-of-stock conditions.

(in thousands,	Three Months Ended March 31,
except store data)	2020		2019		2019 vs 2018
			Restated
	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	114	$17,090	114	$20,107	$(3,017)	(15.0)%
New stores	-	-	-	-	-
Closed stores	1	55	3	834	(779)	(93.4)%
Total at year-end	114	$17,145	117	$20,941	$(3,796)

Our store footprint consisted of 114 stores at March 31, 2020 and 117 stores at March 31, 2019.  Since January 1, 2019, we have closed six stores, including Irving, TX and Fort Wayne, IN in January 2019; Minto, Australia in February 2019; Manchester, UK in June 2019; Escondido, CA in October 2019; and Beaverton, OR in February 2020.  We have not opened any new stores during 2019 or 2020.

Gross Profit

Our gross margin percentage for the quarter ended March 31, 2020 decreased to 57.5%, versus 58.5% in the same period in 2019, resulting in a decrease of $2.4 million in gross profit.  This decrease was a result of a combination of factors including product and customer mix shifts, optimization of product purchases from vendors to improve inventory costs, and lower freight expenses.

Operating expenses

(in thousands)	Three Months Ended March 31,
	2020	2019
		Restated
Operating expenses	$11,096	$10,032
Non-routine items related to restatement	(668)	-
Non-routine items related to CFO transition	(192)	-
Adjusted operating expenses	$10,236	$10,032

Operating expenses % of sales	64.7%	47.9%
Adjusted Operating expenses % of sales	59.7%	47.9%

Operating expenses increased $1.1 million or 10.6% compared to the comparable period in 2019, mostly as a result of payroll and occupancy savings associated with store closures, lower bonuses, group insurance expense savings, and marketing expense reductions, offset by non-routine expenses related to the restatement and Chief Financial Officer (“CFO”) turnover.  Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, increased in the first quarter of 2020 by $0.2 million, or 2.0%, compared to prior year, mostly as a result of the items noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the turnover of our CFO.

Other Expenses

We had no interest expense during the three months ended March 31, 2020. During the first quarter of 2019 we paid less than $0.1 million in interest on our bank debt.

Income Taxes

Our effective tax rate for the three months ended March 31, 2020 was 22.6%, compared to 26.6% for the same period in 2019. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances, cash generated from operating activities and a future working capital bank line of credit that we are negotiating.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of March 31, 2020 totaled $11.4 million, and as of June 30, 2021 our cash balance totaled $5.9 million.

Lines of Credit

On April 2, 2020, the Company’s primary bank terminated a $6 million working capital line of credit facility secured by inventory and a $10 million credit facility secured by the Company’s owned real estate as a result of the failure to provide timely quarterly financial statements and compliance certificates required under the facilities. The delay was the result of the need to restate previously filed financial statements and file subsequent delinquent filings with the SEC. As of the date of the termination, Tandy had no borrowings under these credit facilities or with any other lending institution.

Debt Agreements

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

Share Repurchase Program

In August 2015, our Board of Directors authorized a share repurchase program, pursuant to which we were authorized to repurchase up to 1.2 million shares of our common stock at prevailing market rates through August 2016.  Subsequently, the program was amended to increase the number of shares available for repurchase to 2.2 million and to extend the program through August 2019.  In June 2019, the program was again amended to decrease the number of shares available for repurchase to one million as of such date and to extend the program through August 9, 2020.

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all delinquent filings with the SEC.  The Company's previous share repurchase program expired in August 2020.

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

Cash Flows

(in thousands)	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(4,023)	$3,133
Net cash used in investing activities	(180)	(5,018)
Net cash used in financing activities	-	(9,683)
Effect of exchange rate changes on cash and cash equivalents	(279)	177
Net decrease in cash and cash equivalents	$(4,482)	$(11,391)

For the three months ended March 31, 2020, we used $4.1 million of cash from operations driven by our net loss of $1.7 million offset by non-cash expenses of $2.3 million, including depreciation and amortization, impairments, and stock-based compensation. Changes in our working capital used $4.6 million of cash primarily from the build-up of inventory. We invested $1.7 million in the purchase of short- term U.S. Treasuries and sold short-term U.S. Treasuries at maturity for $1.7 million. We invested $0.2 million in capital expenditures for the purchase of store fixtures and systems implementations. The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $4.5 million.

For the three months ended March 31, 2019, we generated $3.1 million of cash from operations primarily due to net income of $1.5 million, plus $1.9 million from non-cash expenses, including depreciation and amortization, impairments, and stock-based compensation offset by a reduction of $0.2 million of working capital due to decreases in account payable of $1.3 million and accrued expenses of $1.2 million offset by a $3.2 million reduction in inventory.  We used this generated cash to invest $5.0 million in short-term U.S. Treasuries.  We used cash in financing activities to extinguish $9.0 million of debt and to repurchase 127,945 shares of treasury stock for $0.7 million at an average price of $5.58 per share.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $11.4 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As previously disclosed in our Comprehensive Form 10-K filing for the period ended December 31, 2019, and in  connection with the filing of this Form 10-Q for the period ended March 31, 2020, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of March 31, 2020 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

■
Recurring meetings with leadership, finance and accounting and other key functional areas to train staff on processes for oversight and emphasize each individual’s accountability for internal control compliance, and to create a pattern of regular discussion of such controls.

■
Periodic communications from the CEO, CFO and other key senior leaders on the Company’s mission, core values, Code of Business Conduct and Ethics, whistleblower policies, and each employee’s individual responsibility for internal control compliance.

■
Reorganization of the finance and accounting team to ensure appropriate segregation of duties, oversight and review of work, and recruiting and hiring qualified, competent employees with relevant experience for the roles.

■	Regular performance evaluations to include position-specific criteria for functional competence.

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
■
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

■	Creation and implementation of newly-designed processes, structures, delegation of authority and controls, in accordance with the COSO Framework, including:
o	The creation of a risk controls matrix;
o	Driving a greater sense of accountability by requiring sub-certifications below the CEO and CFO level for certain key accounting, finance and operations personnel;
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

Cybersecurity

We utilize information technology for internal and external communications with vendors, customers and banks as well as systems technology for reporting and managing our operations.  Loss, disruption or compromise of these systems could significantly impact operations and results.  Other than temporary disruption to operations that may be caused by a cybersecurity breach, we believe cash transactions to be the primary risk for potential loss.  We work with our financial institutions to take steps to minimize the risk by requiring multiple levels of authorization, encryption and other controls. The Company utilizes third party intrusion prevention and detection systems and performs periodic penetration testing to monitor its cybersecurity environment.  However, the Company has not performed a formalized risk assessment to address cybersecurity risks or documented internal controls that assist in alleviating such risks.

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020.  We are still in the process of implementing our new point-of-sale system, with a phased implementation throughout 2021.  Also, during January 2021, we hired a new highly-qualified CFO with public company experience.  Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of March 31, 2020, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 7, Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in our Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period (2)	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 – January 31, 2020	—	—	—	996,163
February 1 – February 29, 2020	—	—	—	996,163
March 1 – March 31, 2020	—	—	—	996,163
Total	—	—	—
(1)
Represents shares which may be purchased through our stock repurchase program, amended in June 2019, permitting us to repurchase up to 1.0 million shares of our common stock at prevailing market prices and the program was extended through, and expired on, August 9, 2020.  On August 9, 2020, the Company’s Board of Directors approved a new stock repurchase program allowing the Company to repurchase up to $5 million value of shares of our common stock on or prior to July 31, 2022.

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

10.12
Form of Stock Purchase Agreement dated January 28, 2021 between the Company and Central Square Management, filed as Exhibit 10.14 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

14.1
Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors in May, 2021, filed as Exhibit 14.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

21.1
Subsidiaries of Tandy Leather Factory, Inc., filed as Exhibit 21.1 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: September 2, 2021	By:	/s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: September 2, 2021	By:	/s/ Michael Galvan
Michael Galvan
Chief Financial Officer