Form 10-Q
period 2020-06-30
TANDY LEATHER FACTORY INC
filed 2021-09-02
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to______________

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

As of August 30, 2021, the registrant had 8,633,921 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(in thousands, except share data and per share data)

	June 30 2020 Unaudited	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,414	$15,905
Short-term investments	4,614	9,152
Accounts receivable-trade, net of allowance for doubtful accounts of $14 and $16 at June 30, 2020 and December 31, 2019, respectively	357	409
Inventory	30,931	24,042
Income tax receivable	2,546	1,629
Prepaid expenses	1,256	1,082
Other current assets	264	297
Total current assets	49,382	52,516

Property and equipment, at cost	26,698	27,471
Less accumulated depreciation	(14,683)	(14,552)
Property and equipment, net	12,015	12,919

Operating lease assets	13,224	13,897
Deferred income taxes	648	427
Other intangibles, net of accumulated amortization of $547 at June 30, 2020 and December 31, 2019, respectively	7	7
Other assets	354	345
TOTAL ASSETS	$75,630	$80,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$5,002	$5,753
Accrued expenses and other liabilities	1,981	2,656
Operating lease liabilities	3,737	3,823
Total current liabilities	10,720	12,232

Uncertain tax positions	296	296
Other non-current liabilities	510	509
Operating lease liabilities, non-current	10,593	10,655
Long-term debt, net of current maturities	410	-

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,467,367 and 10,446,563 shares issued at June 30, 2020 and December 31, 2019, respectively	25	25
Paid-in capital	5,448	5,037
Retained earnings	58,698	62,211
Treasury stock at cost (1,424,376 shares at June 30, 2020 and December 31, 2019, respectively)	(9,773)	(9,773)
Accumulated other comprehensive loss (net of tax of $432 and $359 at June 30, 2020 and December 31, 2019, respectively)	(1,297)	(1,081)
Total stockholders’ equity	53,101	56,419
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,630	$80,111

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$9,146	$17,197	$26,291	$38,138
Cost of sales	3,903	7,827	11,182	16,523
Gross profit	5,243	9,370	15,109	21,615

Operating expenses	7,580	10,617	18,676	20,649
Impairment expense	9	-	1,078	-

Income (loss) from operations	(2,346)	(1,247)	(4,645)	966

Other (income) expense:
Interest expense	-	-	-	32
Other, net	(51)	(55)	(104)	55
Total other (income) expense	(51)	(55)	(104)	87

Income (loss) before income taxes	(2,295)	(1,192)	(4,541)	879

Provision (benefit) for income taxes	(520)	(317)	(1,028)	234

Net income (loss)	$(1,775)	$(875)	$(3,513)	$645

Foreign currency translation adjustments, net of tax	130	88	(216)	402

Comprehensive income (loss)	$(1,645)	$(787)	$(3,729)	$1,047

Net income (loss) per common share:
Basic	$(0.20)	$(0.10)	$(0.39)	$0.07
Diluted	$(0.20)	$(0.10)	$(0.39)	$0.07

Weighted average number of shares outstanding:
Basic	9,042,991	8,933,648	9,036,101	9,036,101
Diluted	9,042,991	8,933,648	9,036,101	9,039,611

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,513)	$645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	509	1,035
Operating lease asset amortization	1,664	1,734
Impairment of long-lived assets	1,078	-
(Gain) loss on disposal of assets	142	(35)
Stock-based compensation	411	378
Deferred income taxes	(220)	624
Exchange (gain) loss	(3)	134
Changes in operating assets and liabilities:
Accounts receivable-trade	(60)	(45)
Inventory	(6,954)	7,183
Prepaid expenses	(63)	469
Other current assets	(7)	26
Accounts payable-trade	834	(675)
Accrued expenses and other liabilities	(679)	(2,339)
Income taxes, net	(869)	(1,541)
Other assets	(1,664)	(218)
Operating lease liabilities	(1,737)	(1,677)
Total adjustments	(7,618)	5,053
Net cash provided by (used in) operating activities	(11,131)	5,698

Cash flows from investing activities:
Purchase of property and equipment	(285)	(136)
Purchase of short-term investments	(1,697)	(10,679)
Proceeds from sales of assets	1	85
Proceeds from sales of short-term investments	6,310	1,680
Net cash provided by (used in) investing activities	4,329	(9,050)

Cash flows from financing activities:
Proceeds from long-term debt	402	-
Payments on long-term debt	-	(8,968)
Repurchase of treasury stock	-	(724)
Net cash provided by (used in) financing activities	402	(9,692)

Effect of exchange rate changes on cash and cash equivalents	(91)	248

Net decrease in cash and cash equivalents	(6,491)	(12,796)
Cash and cash equivalents, beginning of period	15,905	24,070

Cash and cash equivalents, end of period	$9,414	$11,274

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
Unaudited
(n thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	9,022,187	$25	$5,037	$(9,773)	$62,211	$(1,081)	$56,419
Stock-based compensation expense	-	-	228	-	-	-	228
Issuance of restricted stock	20,804	-	-	-	-	-	-
Net loss	-	-	-	-	(1,738)	-	(1,738)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(346)	(346)
Balance, March 31, 2020	9,042,991	$25	$5,265	$(9,773)	$60,473	$(1,427)	$54,563
Stock-based compensation expense	-	-	183	-	-	-	183
Net loss	-	-	-	-	(1,775)	-	(1,775)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	130	130
Balance, June 30, 2020	9,042,991	$25	$5,448	$(9,773)	$58,698	$(1,297)	$53,101

Balance, December 31, 2018	9,060,561	$25	$4,267	$(9,038)	$64,476	$(1,444)	$58,286
Cumulative effect of accounting change, net of tax - ASC 842	-	-	-	-	(362)	-	(362)
Stock-based compensation expense	-	-	186	-	-	-	186
Issuance of restricted stock	1,408	-	-	-	-	-	-
Purchase of treasury stock	(127,945)	-	-	(715)	-	-	(715)
Net income	-	-	-	-	1,520	-	1,520
Foreign currency translation adjustments, net of tax	-	-	-	-	-	314	314
Balance, March 31, 2019	8,934,024	$25	$4,453	$(9,753)	$65,634	$(1,130)	$59,229
Stock-based compensation expense	-	-	192	-	-	-	192
Purchase of treasury stock	(1,800)	-	-	(9)	-	-	(9)
Net loss	-	-	-	-	(875)	-	(875)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	88	88
Balance, June 30, 2019	8,932,224	$25	$4,645	$(9,762)	$64,759	$(1,042)	$58,625

The accompanying notes are an integral part of these Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2020 and December 31, 2019, our results of operations for the three and six-month periods ended June 30, 2020 and 2019, our cash flows for the six- month periods ended June 30, 2020 and 2019, and our statements of stockholders equity as of March 31 and June 30, 2020 and 2019. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Comprehensive Form 10-K for the year ended December 31, 2019.

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

For the six months ended June 30, 2020, the Company recorded impairment expense of $1.1 million, primarily related to property and equipment and operating lease assets for certain stores that underperformed to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.

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

As of June 30, 2020 and December 31, 2019, we have established a sales return allowance of $0.3 million and $0.3 million, respectively, based on historical customer return behavior and other known factors. The sales return allowance is included in accrued expenses and other liabilities, while an estimated value of the merchandise expected to be returned of $0.1 million and $0.1 million is included in other current assets as of June 30, 2020 and December 31, 2019, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of June 30, 2020 and December 31, 2019, our gift card liability, included in accrued expenses and other liabilities, totaled $0.2 million and $0.3 million, respectively.  We recognized gift card revenue of $0.1 million in the first half of 2020 from the December 31, 2019 deferred revenue balance and $0.1 million during the first half of 2019 from the December 31, 2018 deferred revenue balance.

During 2019, we ended our wholesale pricing club program where customers received lower prices in exchange for a yearly membership fee.  Under this program, the yearly membership fee when paid was recorded as deferred revenue and recognized in net sales throughout the one-year period.

For the three and six months ended June 30, 2020, we recognized less than $0.1 million, and $0.2 million, respectively, and for the three and six months ended June 30, 2019, we recognized $0.8 million and $1.2 million, respectively, in net sales associated with gift cards and the wholesale pricing club membership fees.

Disaggregated Revenue. In the following table, revenue for the three and six months ended June 30, 2020 and 2019 is disaggregated by geographic areas as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$8,057	$15,056	$23,389	$33,380
Canada	790	1,395	2,283	3,128
Spain	299	301	619	653
All other countries	-	445	-	977
Net sales	$9,146	$17,197	$26,291	$38,138

Geographic sales information is based on the location of the customer. Excluding Canada, no single foreign country had net sales greater than 3.3% of our consolidated net sales for the three or six-month periods ended June 30, 2020 and 2019.

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

Inventory. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores. These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory. Manufacturing inventory including raw materials and work-in-process is valued on a first-in, first out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

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

(in thousands)	June 30, 2020	December 31, 2019
On hand:
Finished goods held for sale	$28,072	$20,575
Raw materials and work in process	815	717
Inventory in transit	2,044	2,750
TOTAL	$30,931	$24,042

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

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt. As of June 30, 2020 and December 31, 2019, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated or equaled their fair values. There were no transfers into or out of Levels 1, 2 and 3 during the three and six months ended June 30, 2020 and June 30, 2019.

Short-Term Investments. We determine the appropriate classification of investments at the time of purchase, and we re-evaluate that determination at each balance sheet date. Investments are recorded as either short-term or long-term on the Consolidated Balance Sheet, based on contractual maturity date.

As of June 30, 2020 and December 31, 2019, we held investments in U.S. Treasuries with maturity values of $4.6 million and $9.2 million, respectively, and maturities less than one year. We have classified these investments in debt securities as held-to-maturity. Such investments are recorded at amortized cost with book value approximating fair value which is based on Level 1 inputs for these investments.

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

Stock-based compensation. The Company’s stock-based compensation relates primarily to restricted stock unit (“RSU”) awards. Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value. Compensation expense is recognized for service- based stock awards on a straight-line basis or ratably over the requisite service period, based on the closing price of the Company’s stock on the date of grant. The service-based awards typically vest ratably over the requisite service period, provided that the participant is employed on the vesting date. Compensation expense is reduced by actual forfeitures as they occur over the requisite service period of the awards.

Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets. The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved. If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized. If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting. If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed. The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied. We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs. We do not use cash to settle equity instruments issued under stock- based compensation awards.

Accounts Receivable and Expected Credit Losses.

Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2020, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at June 30, 2020 totaled less than $0.1 million.

Other Intangible Assets. Our intangible assets and related accumulated amortization consisted of the following:

(in thousands)	June 30, 2020
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554	$547	$7
TOTAL	$554	$547	$7

	December 31, 2019
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	554	547	7
TOTAL	$554	$547	$7

All our intangible assets are definite-lived intangibles and are subject to amortization. The weighted average amortization period is 15 years for trademarks and copyrights. Amortization expense related to other intangible assets of less than $0.01 million during both the six months ended June 30, 2020 and 2019 was recorded in operating expenses, and non-compete intangible assets were fully amortized during 2019 upon the expiration of such agreements. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) and certain other items that are recorded directly to stockholders’ equity. The Company’s only source of other comprehensive income (loss) is foreign currency translation adjustments, and those adjustments are presented net of tax.

Recently Adopted Accounting Pronouncements

Internal-Use Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update provides additional guidance to ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which was issued in April 2015. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal- use software (and hosting arrangements that include an internal use software license). We adopted this ASU on January 1, 2020; the adoption of this ASU did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

2.	NOTES PAYABLE AND LONG-TERM DEBT

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

On September 18, 2015, we executed a Promissory Note agreement with BOKF which provided us with a working capital line of credit facility of up to $6 million which was secured by our inventory. On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2021. The Business Loan Agreement contained covenants that required us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1. Both ratios were calculated quarterly on a trailing four quarter basis. For the six months ended June 30, 2020 and the year ended December 31, 2019, there were no amounts drawn on this line of credit.

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

(in thousands)	June 30, 2020	December 31, 2019
Institute of Official Credit (“ICO”) Guarantee for Small and Medium-sized Enterprises with Banco Santander S.A. (Spain) as described more fully above - interest due monthly at 1.50%; matures June 4, 2025	410	-
	$410	$-
Less current maturities	-	-
TOTAL	$410	$-

3.	INCOME TAX

Our effective tax rate for the three months ended June 30, 2020 and 2019 was 22.7% and 26.6%, respectively. Our effective tax rate for the six months ended June 30, 2020 and 2019 was 22.6% and 26.6%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

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

4.	STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013. The 2013 Plan initially reserved up to 300,000 shares of our common stock for restricted stock and restricted stock unit (“RSU”) awards, on or prior to June 2018, to our executive officers, non-employee directors and other key employees (of which, there were 625,595 shares available for future awards at June 30, 2020). Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan. In March 2020, as part of their annual director compensation, certain of our non-employee directors were granted a total of 24,010 service-based RSUs under the 2013 Plan which will vest ratably over the next 3 years provided that the participant is still on the board on the vesting date. In December 2020, certain of our key employees were granted a total of 18,255 RSUs under the 2013 Plan which vested immediately.

In addition to grants under the Company’s 2013 Restricted Stock Plan, in October 2018, we granted a total of 644,000 RSUs to the Company’s Chief Executive Officer (“CEO”), of which (i) 460,000 are service- based RSUs that vest ratably over a period of five years from the grant date based on our CEO’s continued employment in her role, (ii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $12 million dollars two fiscal years in a row, and (iii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $14 million dollars in one fiscal year.

A summary of the activity for non-vested restricted stock and RSU awards as of June 30, 2020 and 2019 is presented below:

	Shares (in thousands)	Weighted Average Share Price
Balance, December 31, 2019	606	$7.27
Granted	24	4.78
Vested	(19)	6.61
Balance, June 30, 2020	611	$7.27

Balance, December 31, 2018	658	$7.39
Granted	28	5.64
Forfeited	(5)	5.64
Vested	(1)	7.72
Balance, June 30, 2019	680	$7.39

The Company’s stock-based compensation relates primarily to RSU awards. For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2020 and $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2019, respectively.

As of June 30, 2020, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of June 30, 2020, there was unrecognized compensation cost related to non-vested, service-based restricted stock and RSU awards of $2.5 million which will be recognized in each of the following years:

(in thousands)
2020	$412
2021	797
2022	760
2023	516
Total unrecognized expense	$2,485

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs. For the six months ended June 30, 2020, we issued 20,804 shares resulting from the vesting of restricted stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

5.	EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019:

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019

Numerator:
Net income (loss)	$(1,775)	$(875)	$(3,513)	$645

Denominator:
Basic weighted-average common shares outstanding	9,042,991	8,933,648	9,036,101	9,036,101
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	-	-	3,510
Diluted weighted-average common shares outstanding	9,042,991	8,933,648	9,036,101	9,039,611

(1)  For the three months ended June 30, 2019, there were 2,290 shares, respectively excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive due to a net loss in that period.

6.	COMMITMENTS AND CONTINGENCIES

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

7.	SUBSEQUENT EVENTS

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all delinquent filings with the SEC. The Company’s previous share repurchase program expired in August 2020. As of June 30, 2020, the full $5.0 million of our common stock remained available for repurchase under this program.

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

■	Shifting marketing resources from print and in-store activities to digital, with increased investments in SEO, SEM, email, digital advertising, social media, SMS/MMS, and affiliate links;
■	Accelerating the retail employee training program in the areas of product knowledge, leathercrafting knowledge and selling tools while the stores were closed;
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

COVID-19 and Outlook

In late 2019, COVID-19 was detected in Wuhan, China and has since spread to other parts of the world, including the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Federal, state, and local governments implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. As previously announced and for the health and safety of employees and customers, on March 17, 2020, the Company made the decision to begin temporary store closures. The onset of the COVID-19 pandemic in March 2020 temporarily shifted our strategic focus to company survival and cash preservation. We began closing stores on March 18, 2020, and by April 2, 2020, we temporarily closed all stores to the public. While we pivoted to serve customers only online, the Company experienced significant decreases in demand for its products in second and third quarters of 2020, negatively impacting net sales.

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

Inventory. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores. These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory. Manufacturing inventory including raw materials and work-in-process is valued on a first-in, first out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory. We regularly review all inventory items to determine if there are (i) damaged goods (e.g., for leather, excessive scars or damage from ultra-violet (“UV”) light), (ii) items that need to be removed from our product line (e.g., slow-moving items, inability of a supplier to provide items of acceptable quality or quantity, and to maintain freshness in the product line) and (iii) pricing actions that need to be taken to adequately value our inventory at the lower of cost or net realizable value. Since the determination of net realizable value of inventory involves both estimation and judgement with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations. Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier. Inventory is physically counted twice annually in the Texas distribution center. At the store level, inventory is physically counted each quarter. Inventory is then adjusted in our accounting system to reflect actual count results.

Leases. We lease certain real estate for our retail store locations under long-term lease agreements. Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognize an operating lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term. The present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain we will exercise such an option. The exercise of lease renewal options is generally at our discretion. Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. We discount lease payments using our incremental borrowing rate based on information available as of the measurement date. Prior to 2019, rent expense on operating leases, including rent holidays and scheduled rent increases, was recorded on a straight-line basis over the term of the lease, commencing on the date we took possession of the leased property. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid was recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, we have no finance leases, no sublease agreements, and no lease agreements in which we are named as a lessor. Subsequent to the recognition of our operating lease assets and lease liabilities, we recognize lease expense related to our operating leases on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term. We also perform interim reviews of our operating lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

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

Stock-based Compensation. The Company’s stock-based compensation primarily relates to restricted stock unit (“RSU”) awards. Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value. Compensation expense is recognized for service- based stock awards on a straight-line basis or ratably over the requisite service period, based on the closing price of the Company’s stock on the date of grant. The service-based awards typically vest ratably over the requisite service period, provided that the participant is employed on the vesting date. Compensation expense is reduced by actual forfeitures as they occur over the requisite service period of the awards. Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets. The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved. If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized. If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting. If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed. The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied. We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs. We do not use cash to settle equity instruments issued under stock- based compensation awards.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

The following table presents selected financial data:

(in thousands)	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Sales	$9,146	$17,197	$(8,051)	(46.8%)
Gross profit	5,243	9,370	(4,127)	(44.0%)
Gross margin percentage	57.3%	54.5%	2.8%
Operating expenses	7,580	10,617	(3,037)	(28.6%)
Impairment expense	9	-	9	N/A
Income (loss) from operations	$(2,346)	$(1,247)	$(1,099)	88.1%

Net Sales

Consolidated net sales for the three months ended June 30, 2020 decreased $8.1 million, or 46.8%, compared to the same period in 2019, due to the impact of closing all retail stores to the public for most of the quarter based on government orders to mitigate the spread of COVID-19 and the Company’s desire to implement related safety precautions for its employees and customers, and the year-over-year impact of permanently closing eleven stores since the beginning of second quarter of 2019.

(in thousands,	Three Months Ended June 30,
except store data)	2020		2019		2020 vs 2019
	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	106	$9,127	106	$15,869	$(6,742)	(42.5)%
New stores	-	-	-	-	-
Closed stores	8	19	11	1,328	(1,309)	(98.6)%
Total at year-end	106	$9,146	116	$17,197	$(8,051)

Our store footprint consisted of 106 stores at June 30, 2020 and 116 stores at June 30, 2019. Since April 1, 2019, we have closed 11 stores, including Manchester, UK in June 2019; Escondido, CA in October 2019; and Beaverton, OR in February 2020. During the second quarter of 2020, we converted eight stores from temporary closures to permanent closures based on expiring leases, proximity to other stores, and local web sales penetration: Phoenix, AZ; Austin TX; Dallas, TX; Peoria, IL; Henrico (Richmond), VA; Nyack, NY; Johnston, RI and St Leonard (Montreal), QC. We did not open any new stores during 2019 or 2020.

Gross Profit

Our gross margin percentage for the three months ended June 30, 2020 increased to 57.3%, versus 54.5% in the same period in 2019. This increase was a result of a combination of factors including product and customer mix shifts, optimization of product purchases from vendors to improve inventory costs, and lower freight expenses.

Operating expenses

(in thousands)	Three Months Ended June 30,
	2020	2019
Operating expenses	$7,580	$10,617
Non-routine items related to restatement	(377)	-
Non-routine items related to CFO transition	(197)	-
Adjusted operating expenses	$7,006	$10,617

Operating expenses % of sales	82.9%	61.7%
Adjusted Operating expenses % of sales	76.6%	61.7%

Operating expenses for the three months ended June 30, 2020 declined $3.0 million or 28.6% compared to the comparable period in 2019, mostly as a result of payroll and occupancy savings associated with store closures, lower bonuses, group insurance expense savings, and marketing expense reductions, offset by non-routine expenses related to the restatement and Chief Financial Officer (“CFO”) turnover. Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, declined in the second quarter of 2020 by $3.6 million, or 34.0%, compared to prior year, mostly as a result of the items noted above. Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis. Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expense for a number of other contract accounting professionals associated with the turnover of our CFO.

Other Expenses

Interest expense was immaterial in the three months ended June 30, 2020 and June 30, 2019.  During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the COVID-19 virus.

Income Taxes

Our effective tax rate for the three months ended June 30, 2020 was 22.7% and 26.6%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Six Months Ended June 30, 2020 and 2019

The following table presents selected financial data:

(in thousands)	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Sales	$26,291	$38,138	$(11,847)	(31.1%)
Gross profit	15,109	21,615	(6,506)	(30.1%)
Gross margin percentage	57.5%	56.7%	0.8%
Operating expenses	18,676	20,649	(1,973)	(9.6%)
Impairment expense	1,078	-	1,078	N/A
Income (loss) from operations	$(4,645)	$966	$(5,611)	(580.8%)

Net Sales

Consolidated net sales for the six months ended June 30, 2020 decreased $11.8 million, or 31.1%, compared to the same period in 2019, due to the impact of closing all retail stores to the public for most of the second quarter based on government orders to mitigate the spread of COVID-19 and the company’s desire to implement related safety precautions for its employees and customers, the year-over-year impact of permanently closing 14 stores since the beginning of second quarter of 2019, the change in promotional cadence associated with our new pricing strategy that simplified our pricing and adjusted our highest pricing tier to be competitive EDLP, and inventory shortages on key items that resulted in some out-of-stock conditions.

(in thousands,	Six Months Ended June 30, 2019
except store data)	2020		2019		2020 vs 2019
	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	106	$25,343	106	$34,985	$(9,642)	(27.6)%
New stores	-	-	-	-	-
Closed stores	9	948	14	3,153	(2,205)	(69.9)%
Total at year-end	106	$26,291	116	$38,138	$(11,847)

Our store footprint consisted of 106 stores at June 30, 2020 and 116 stores at June 30, 2019. Since January 1, 2019, we have closed 14 stores, including Irving, TX and Fort Wayne, IN in January 2019; Minto, Australia in February 2019; Manchester, UK in June 2019; Escondido, CA in October 2019; and Beaverton, OR in February 2020. During the second quarter of 2020, we converted eight stores from temporary closures to permanent closures based on expiring leases, proximity to other stores, and local web sales penetration: Phoenix, AZ; Austin, TX; Dallas, TX; Peoria, IL; Henrico (Richmond), VA; Nyack, NY; Johnston, RI; and St. Leonard (Montreal), QC. We have not opened any new stores during 2019 or 2020.

Gross Profit

Our gross margin percentage for the six months ended June 30, 2020 increased to 57.5%, versus 56.7% in the same period in 2019. This increase was a result of a combination of factors including product and customer mix shifts, optimization of product purchases from vendors to improve inventory costs, and lower freight expenses.

Operating expenses

(in thousands)	Six Months Ended June 30,
	2020	2019
Operating expenses	$18,676	$20,649
Non-routine items related to restatement	(1,045)	-
Non-routine items related to CFO transition	(389)	-
Adjusted operating expenses	$17,242	$20,649

Operating expenses % of sales	71.0%	54.1%
Adjusted Operating expenses % of sales	65.6%	54.1%

Operating expenses for the six months ended June 30, 2020, declined $2.0 million or 9.6% compared to the comparable period in 2019, mostly as a result of payroll and occupancy savings associated with store closures, lower bonuses, group insurance expense savings, and marketing expense reductions, offset by non-routine expenses related to the restatement and Chief Financial Officer (“CFO”) turnover. Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, declined in the six months ended June 30, 2020 by $3.4 million, or 16.5% compared to the same period of 2019, mostly as a result of the items noted above. Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis. Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the turnover of our CFO.

Other Expenses

Interest expense was immaterial in the six months ended June 30, 2020. We had interest expense of less than $0.1 million in the six months ended June 30, 2020 and 2019. During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the COVID-19 virus.

Income Taxes

Our effective tax rate for the six months ended June 30, 2020 and June 30, 2019 was 22.6% and 26.6%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances, cash generated from operating activities and a future working capital bank line of credit that we are negotiating.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of June 30, 2020 totaled $9.5 million, and as of June 30, 2021 our cash balance totaled $5.9 million.

Lines of Credit

On April 2, 2020, the Company’s primary bank terminated a $6 million working capital line of credit facility secured by inventory and a $15 million credit facility secured by the Company’s owned real estate as a result of the failure to provide timely quarterly financial statements and compliance certificates required under the facilities. The delay was the result of the need to restate previously filed financial statements and file subsequent delinquent filings with the SEC. As of the date of the termination, Tandy had no borrowings under these credit facilities or with any other lending institution.

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

Cash Flows

(in thousands)	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(11,131)	$5,698
Net cash provided by (used in) investing activities	4,329	(9,050)
Net cash provided by (used in) financing activities	402	(9,692)
Effect of exchange rate changes on cash and cash equivalents	(91)	248
Net decrease in cash and cash equivalents	$(6,491)	$(12,796)

For the six months ended June 30, 2020, we used $11.1 million of cash from operations driven by our net loss of $3.5 million offset by non-cash expenses of $3.6 million, including depreciation and amortization, impairments, and stock-based compensation. Changes in our working capital used $11.2 million of cash, primarily due to the build-up of inventory. We invested $1.7 million in U.S. Treasuries and received $6.3 million from the sale of U.S. Treasuries, and we invested $0.3 million in capital expenditures for the purchase of store fixtures and systems implementations. We borrowed $0.4 million from the Spanish government as part of a COVID-19 relief program. The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $6.5 million.

For the six months ended June 30, 2019, we generated $5.7 million of cash from operations driven by our efforts to streamline working capital levels and providing $7.2 million of operating cash from the liquidation of inventory offset by reductions in accrued expenses of $2.3 million, income taxes payable of $1.5 million and operating lease liabilities of $1.7 million. The 2019 net income of $0.6 million was offset by non-cash expenses of $3.9 million, including depreciation and amortization, impairments, and stock- based compensation. With the cash generated from operations, we invested $10.7 million for the purchase of short-term U.S. Treasuries and sold short-term U.S. Treasuries at maturity for $1.7 million, and we invested $0.1 million in capital expenditures for the purchase of store fixtures and systems implementations. We used cash in financing activities to extinguish $9.0 million of debt and to repurchase 129,745 shares of treasury stock for $0.7 million at an average price of $5.58 per share. The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $12.8 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As previously disclosed in our Comprehensive Form 10-K filing for the period ended December 31, 2019, and in connection with the filing of this Form 10-Q for the period ended June 30, 2020, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of June 30, 2020 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

In addition, the documentation of inventory purchasing relied on paper-based vendor invoices and multi- step manual data-entry processes, some of which were subject to management override, which resulted in errors at multiple steps of the process, and deficiencies in communicating accurate information to management, the Board of Directors and our independent auditors.

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

Control Activities

We continue to redesign and implement our internal control activities. Specifically, we conducted detailed working sessions to document our current and prior finance and accounting policies, procedures and step- by-step activities as a prerequisite to selecting a new systems vendor. These sessions identified specific areas that required short-term improvement and long-term redesign of processes, structure, authorities and controls, and those actions include:
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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020. We are still in the process of implementing our new point- of-sale system, with a phased implementation throughout 2021. Also, during January 2021, we hired a new highly-qualified CFO with public company experience. Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of June 30, 2020, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 6, Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in our Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period (2)	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 – April 30, 2020	—	—	—	996,163
May 1 – May 31, 2020	—	—	—	996,163
June 1 – June 30, 2020	—	—	—	996,163
Total	—	—	—

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

10.11
Form of Stock Purchase Agreement dated January 28, 2021 between the Company and Central Square Management, filed as Exhibit 10.14 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 21, 2021 and incorporated by reference herein.

14.1
Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors on December 4, 2018, filed as Exhibit 14.1 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 and incorporated by reference herein.

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