Form 10-Q
period 2020-09-30
TANDY LEATHER FACTORY INC
filed 2021-09-02
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

As of August 30, 2021, the registrant 8,663,921 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

PART I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(in thousands, except share data and per share data)

	September 30 2020 Unaudited	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,156	$15,905
Short-term investments	-	9,152
Accounts receivable-trade, net of allow ance for doubtful accounts of $16 at September 30, 2020 and December 31, 2019, respectively	394	409
Inventory	34,814	24,042
Income tax receivable	2,718	1,629
Prepaid expenses	768	1,082
Other current assets	107	297
Total current assets	48,957	52,516

Property and equipment, at cost	27,524	27,471
Less accumulated depreciation	(14,787)	(14,552)
Property and equipment, net	12,737	12,919

Operating lease assets	12,490	13,897
Deferred income taxes	603	427
Other intangibles, net of accumulated amortization of $548 and $547 at September 30, 2020 and December 31, 2019, respectively	6	7
Other assets	353	345
TOTAL ASSETS	$75,146	$80,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$4,881	$5,753
Accrued expenses and other liabilities	3,015	2,656
Operating lease liabilities	3,652	3,823
Total current liabilities	11,548	12,232
Uncertain tax positions	296	296
Other non-current liabilities	510	509
Operating lease liabilities, non-current	9,894	10,655
Long-term debt, net of current maturities	428	-
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,467,367 and 10,446,563 shares issued at September 30, 2020 and December 31, 2019, respectively	25	25
Paid-in capital	5,666	5,037
Retained earnings	57,716	62,211
Treasury stock at cost (1,424,376 shares at September 30, 2020 and December 31, 2019, respectively)	(9,773)	(9,773)
Accumulated other comprehensive loss (net of tax of $395 and $359 at September 30, 2020 and December 31, 2019, respectively)	(1,164)	(1,081)
Total stockholders’ equity	52,470	56,419
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,146	$80,111

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$15,990	$16,311	$42,281	$54,449
Cost of sales	6,701	7,462	17,883	23,985
Gross profit	9,289	8,849	24,398	30,464

Operating expenses	10,528	11,254	29,204	31,903
Impairment expense	-	-	1,078	-

Loss from operations	(1,239)	(2,405)	(5,884)	(1,439)

Other (income) expense:
Interest expense	2	-	2	32
Other, net	29	(62)	(75)	(7)
Total other (income) expense	31	(62)	(73)	25

Loss before income taxes	(1,270)	(2,343)	(5,811)	(1,464)

Benefit for income taxes	(288)	(624)	(1,316)	(390)

Net loss	$(982)	$(1,719)	$(4,495)	$(1,074)

Foreign currency translation adjustments, net of tax	133	(196)	(83)	205

Comprehensive loss	$(849)	$(1,915)	$(4,578)	$(869)

Net loss per common share:
Basic	$(0.11)	$(0.19)	$(0.50)	$(0.12)
Diluted	$(0.11)	$(0.19)	$(0.50)	$(0.12)

Weighted average number of shares outstanding:
Basic	9,042,991	8,932,246	9,038,415	8,957,578
Diluted	9,042,991	8,932,246	9,038,415	8,957,578

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,495)	$(1,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	781	1,387
Operating lease asset amortization	2,425	2,604
Impairment of long-lived assets	1,078	-
(Gain) loss on disposal of assets	143	(35)
Stock-based compensation	629	570
Deferred income taxes	(176)	(507)
Exchange (gain) loss	(1)	134
Changes in operating assets and liabilities:
Accounts receivable-trade	15	(123)
Inventory	(10,757)	9,573
Prepaid expenses	423	453
Other current assets	59	(105)
Accounts payable-trade	1,481	488
Accrued expenses and other liabilities	244	(1,759)
Income taxes, net	(1,082)	(998)
Other assets	(2,488)	(149)
Operating lease liabilities	(2,548)	(2,538)
Total adjustments	(9,774)	8,995
Net cash provided by (used in) operating activities	(14,269)	7,921

Cash flows from investing activities:
Purchase of property and equipment	(1,164)	(163)
Purchase of short-term investments	(1,697)	(16,393)
Proceeds from sales of assets	1	84
Proceeds from sales of short-term investments	10,910	7,395
Net cash provided by (used in) investing activities	8,050	(9,077)

Cash flows from financing activities:
Proceeds from long-term debt	410	-
Payments on long-term debt	-	(8,968)
Repurchase of treasury stock	-	(735)
Net cash provided by (used in) financing activities	410	(9,703)

Effect of exchange rate changes on cash and cash equivalents	60	135

Net decrease in cash and cash equivalents	(5,749)	(10,724)
Cash and cash equivalents, beginning of period	15,905	24,070

Cash and cash equivalents, end of period	$10,156	$13,346

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	9,022,187	$25	$5,037	$(9,773)	$62,211	$(1,081)	$56,419
Stock-based compensation expense	-	-	228	-	-	-	228
Issuance of restricted stock	20,804	-	-	-	-	-	-
Net loss	-	-	-	-	(1,738)	-	(1,738)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(346)	(346)
Balance, March 31, 2020	9,042,991	25	5,265	(9,773)	60,473	(1,427)	$54,563
Stock-based compensation expense	-	-	183	-	-	-	183
Net loss	-	-	-	-	(1,775)	-	(1,775)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	130	130
Balance, June 30, 2020	9,042,991	25	5,448	(9,773)	58,698	(1,297)	$53,101
Stock-based compensation expense	-	-	218	-	-	-	218
Net loss	-	-	-	-	(982)	-	(982)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	133	133
Balance, September 30, 2020	9,042,991	$25	$5,666	$(9,773)	$57,716	$(1,164)	$52,470

Balance, December 31, 2018	9,060,561	$25	$4,267	$(9,038)	$64,476	$(1,444)	$58,286
Cumulative effect of accounting change, net of tax - ASC 842	-	-	-	-	(362)	-	(362)
Stock-based compensation expense	-	-	186	-	-	-	186
Issuance of restricted stock	1,408	-	-	-	-	-	-
Purchase of treasury stock	(127,945)	-	-	(715)	-	-	(715)
Net income	-	-	-	-	1,520	-	1,520
Foreign currency translation adjustments, net of tax	-	-	-	-	-	314	314
Balance, March 31, 2019	8,934,024	$25	$4,453	$(9,753)	$65,634	$(1,130)	$59,229
Stock-based compensation expense	-	-	192	-	-	-	192
Purchase of treasury stock	(1,800)	-	-	(9)	-	-	(9)
Net loss	-	-	-	-	(875)	-	(875)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	87	87
Balance, June 30, 2019	8,932,224	$25	$4,645	$(9,762)	$64,759	$(1,043)	$58,624
Stock-based compensation expense	-	-	192	-	-	-	192
Purchase of treasury stock	(2,037)	-	-	(11)	-	-	(11)
Net loss	-	-	-	-	(1,719)	-	(1,719)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(196)	(196)
Balance, September 30, 2019	8,930,187	25	4,837	(9,773)	63,040	(1,239)	56,890

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2020 and December 31, 2019, our results of operations for the three and nine-month periods ended September 30, 2020 and 2019, our cash flows for the nine-month periods ended September 30, 2020 and 2019, and our statements of stockholders equity as of March 31, June 30, and September 30, 2020 and 2019. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Comprehensive Form 10-K for the year ended December 31, 2019.

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

For the nine months ended September 30, 2020, the Company recorded impairment expense of $1.1 million, primarily related to property and equipment and operating lease assets for certain stores that underperformed to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.

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

As of September 30, 2020 and December 31, 2019, we have established a sales return allowance of $0.2 million and $0.3 million, respectively, based on historical customer return behavior and other known factors.  The sales return allowance is included in accrued expenses and other liabilities, while an estimated value of the merchandise expected to be returned of $0.1 million and $0.1 million has been included in other current assets as of September 30, 2020 and December 31, 2019, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of September 30, 2020 and December 31, 2019, our gift card liability, included in accrued expenses and other liabilities, totaled $0.2 million and $0.3 million, respectively.  We recognized gift card revenue of $0.1 million during the nine months ended September 30, 2020 from the December 31, 2019 deferred revenue balance and $0.1 million during the nine months ended September 30, 2019 from the December 31, 2018 deferred revenue balance.

During 2019, we ended our wholesale pricing club program where customers received lower prices in exchange for a yearly membership fee.  Under this program, the yearly membership fee when paid was recorded as deferred revenue and recognized in net sales throughout the one-year period.

For the three and nine months ended September 30, 2020, we recognized $0.3 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2019, we recognized $0.4 million and $1.7 million, respectively, in net sales associated with gift cards and the wholesale pricing club membership fees.

Disaggregated Revenue.  In the following table, revenue for the three and nine months ended September 30, 2020 and 2019 is disaggregated by geographic areas as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$14,393	$14,367	$37,781	$47,746
Canada	1,216	1,445	3,500	4,573
Spain	381	284	1,000	938
All other countries	-	215	-	1,192
Net sales	$15,990	$16,311	$42,281	$54,449

Geographic sales information is based on the location of the customer.  Excluding Canada, no single foreign country had net sales greater than 2.4% of our consolidated net sales for the three or nine-month periods ended September 30, 2020 and 2019.

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

(in thousands)	September 30, 2020	December 31, 2019
On hand:
Finished goods held for sale	$33,316	$20,575
Raw materials and work in process	776	717
Inventory in transit	722	2,750
TOTAL	$34,814	$24,042

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

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt. As of September 30, 2020 and December 31, 2019, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated or equaled their fair values. There were no transfers into or out of Levels 1, 2 and 3 during the three and nine months ended September 30, 2020 and September 30, 2019.

Short-Term Investments.  We determine the appropriate classification of investments at the time of purchase, and we re-evaluate that determination at each balance sheet date.  Investments are recorded as either short-term or long-term on the Consolidated Balance Sheet, based on contractual maturity date.

As of September 30, 2020, we held no short-term investments. As of December 31, 2019, we held investments in U.S. Treasuries with maturity values of $9.2 million and maturities less than one year. We have classified these investments in debt securities as held-to-maturity. Such investments are recorded at amortized cost with book value approximating fair value which is based on Level 1 inputs for these investments.

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

Accounts Receivable and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2020, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at September 30, 2020 totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization consisted of the following:

(in thousands)	September 30, 2020
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554	$548	$6
TOTAL	$554	$548	$6

	December 31, 2019
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	554	547	7
TOTAL	$554	$547	$7

All our intangible assets are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.1 million during both the nine months ended September 30, 2020 and 2019 was recorded in operating expenses, and non-compete intangible assets were fully amortized during 2019 upon the expiration of such agreements.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense for each of the succeeding five years is estimated to be less than $0.01 million annually over the next five years.

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

(in thousands)	September 30, 2020	December 31, 2019
Institute of Official Credit (“ICO”) Guarantee for Small and Medium-sized Enterprises with Banco Santander S.A. (Spain) as described more fully above - interest due monthly at 1.50%; matures June 4, 2025	$428	-

Less current maturities	-	-
TOTAL	$428	$-

3.  INCOME TAX

Our effective tax rate for the three and nine months ended September 30, 2020 was 22.7% and 22.6%, respectively, and 26.6% for the same periods in 2019. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

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

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013. In June 2020, our stockholders approved an increase to the 2013 Plan reserve to 800,000 shares of our common stock for restricted stock and restricted stock unit (“RSU”) awards, on or prior to June 2023, to our executive officers, non-employee directors and other key employees (of which, there were 616,532 shares available for future awards at September 30, 2020). Awards granted under the 2013 Plan may be service-based awards or performance- based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan. In March 2020, as part of their annual director compensation, certain of our non- employee directors were granted a total of 24,010 service-based RSUs under the 2013 Plan which will vest ratably over the next 3 years provided that the participant is still on the board on the vesting date. In December 2020, certain of our key employees were granted a total of 18,255 RSUs under the 2013 Plan which vested immediately.

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

A summary of the activity for non-vested restricted stock and RSU awards as of September 30, 2020 and 2019 is presented below:

	Shares (in thousands)	Weighted Average Share Price
Balance, December 31, 2019	606	$7.27
Granted	33	4.38
Vested	(19)	6.61
Balance, September 30, 2020	620	$7.27

Balance, December 31, 2018	658	$7.39
Granted	28	5.64
Forfeited	(5)	5.64
Vested	(1)	7.72
Balance, September 30, 2019	680	$7.39

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.6 million for the three and nine-month periods ended September 30, 2020 and $0.2 million and $0.6 million for the three and nine-month periods ended September 30, 2019, respectively.

As of September 30, 2020, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of September 30, 2020, there was unrecognized compensation cost related to non-vested, service-based restricted stock and RSU awards of $2.3 million which will be recognized in each of the following years:

(in thousands)
2020	$208
2021	812
2022	760
2023	516
Total unrecognized expense	$2,296

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs. For the nine months ended September 30, 2020, we issued 20,804 shares resulting from the vesting of restricted stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019:

(in thousands except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 (1)	2019 (1)	2020 (1)	2019 (1)

Numerator:
Net loss	$(982)	$(1,719)	$(4,495)	$(1,074)

Denominator:
Basic weighted-average common shares ouststanding	9,042,991	8,932,246	9,038,415	8,957,578
Diluted weighted-average common shares outstanding	9,042,991	8,932,246	9,038,415	8,957,578

(1) For the three and nine months ended September 30, 2020, there were 1,875 and 7,422 shares, respectively, excluded from the diluted EPS calculation and for the three and nine months ended September 30, 2019, there were 2,704 and 5,200 shares, respectively excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive due to a net loss in those respective periods.

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

7.  SHARE REPURCHASES

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all delinquent filings with the SEC. The Company’s previous share repurchase program expired in August 2020. As of September 30, 2020, the full $5.0 million of our common stock remained available for repurchase under this program.

8.  SUBSEQUENT EVENTS

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

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” in our Comprehensive Form 10-K for the year ended December 31, 2019.

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

Inventory. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores. These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory. Manufacturing inventory including raw materials and work-in- process is valued on a first-in, first out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead. Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory. We regularly review all inventory items to determine if there are (i) damaged goods (e.g., for leather, excessive scars or damage from ultra-violet (“UV”) light), (ii) items that need to be removed from our product line (e.g., slow-moving items, inability of a supplier to provide items of acceptable quality or quantity, and to maintain freshness in the product line) and (iii) pricing actions that need to be taken to adequately value our inventory at the lower of cost or net realizable value. Since the determination of net realizable value of inventory involves both estimation and judgement with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset. The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations. Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier. Inventory is physically counted twice annually in the Texas distribution center. At the store level, inventory is physically counted each quarter. Inventory is then adjusted in our accounting system to reflect actual count results.

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

The following table presents selected financial data:

(in thousands)	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Sales	$15,990	$16,311	$(321)	(2.0%)
Gross profit	9,289	8,849	440	5.0%
Gross margin percentage	58.1%	54.3%	3.8%
Operating expenses	10,528	11,254	(726)	(6.5%)
Income (loss) from operations	$(1,239)	$(2,405)	$1,166	(48.5%)

Net Sales

Consolidated net sales for the three months ended September 30, 2020 decreased $0.3 million, or 2.0%, compared to the same period in 2019, due to the impact of temporarily-closed stores, and the year-over-year impact of permanently closing ten stores since the beginning of third quarter of 2019.  Some stores were temporarily closed during the third quarter as we continued a store reopening cadence, began in the second quarter, following the closure of all retail stores to the public for most of the second quarter based on government orders to mitigate the spread of COVID-19 and the company’s desire to implement related safety precautions for its employees and customers.

(in thousands, except store data)	Three Months Ended September 30,
	2020		2019		2020 vs 2019
	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	106	$15,990	106	$15,421	$569	3.7%
New stores	-	-	-	-	-	N/A
Closed stores	-	-	10	890	(890)	(100.0)%
Total at year-end	106	$15,990	116	$16,311	$(321)

Our store footprint consisted of 106 stores at September 30, 2020 and 116 stores at September 30, 2019. Since July 1, 2019, we have closed ten stores, including Escondido, CA in October 2019; and Beaverton, OR in February 2020. During the second quarter of 2020, we converted nine stores from temporary closures to permanent closures based on expiring leases, proximity to other stores, and local web sales penetration: Phoenix, AZ; Austin TX; Dallas, TX; Peoria, IL; Henrico (Richmond), VA; Nyack, NY; Johnston, RI and St Leonard (Montreal), QC. We did not open any new stores during 2019 or 2020.

Gross Profit

Our gross margin percentage for the three months ended September 30, 2020 increased to 58.1%, versus 54.3% in the same period in 2019.  This increase was a result of a combination of factors including product and customer mix shifts, and optimization of product purchases from vendors to improve inventory costs.

Operating expenses

(in thousands)	Three Months Ended September 30,
	2020	2019
Operating expenses	$10,528	$11,254
Non-routine items related to restatement	(1,362)	(297)
Adjusted operating expenses	$9,166	$10,957

Operating expenses % of sales	65.8%	69.0%
Adjusted operating expenses % of sales	57.3%	67.2%

Operating expenses for the three months ended September 30, 2020, declined $0.7 million or 6.5% compared to the comparable period in 2019, mostly as a result of payroll and occupancy savings associated with store closures, lower bonuses, group insurance expense savings, and marketing expense reductions, offset by non-routine expenses related to the restatement. Adjusted operating expenses, which excludes the non-routine items related to the restatement, declined in the third quarter of 2020 by 1.8 million, or 16.3%, compared to prior year, mostly as a result of the items noted above. Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis. Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, and expense for a number of other contract accounting professionals associated with the restatement.

Other Expenses

We had interest expense of less than $0.1 million in the three months ended September 30, 2020 and 2019. During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the COVID-19 virus.

Income Taxes

Our effective tax rate for the three months ended September 30, 2020 and 2019 was 22.7% and 26.6%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Nine Months Ended September 30, 2020 and 2019

The following table presents selected financial data:

(in thousands)	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Sales	$42,281	$54,449	$(12,168)	(22.3%)
Gross profit	24,398	30,464	(6,066)	(19.9%)
Gross margin percentage	57.7%	55.9%	1.8%
Operating expenses	29,204	31,903	(2,699)	(8.5%)
Impairment expense	1,078	-	1,078	N/A
Income (loss) from operations	$(5,884)	$(1,439)	$(4,445)	308.9%

Net Sales

Consolidated net sales for the nine months ended September 30, 2020 decreased $12.2 million, or 22.3%, compared to the same period in 2019, due to the impact of closing all retail stores to the public for most of the second quarter and part of the third quarter based on government orders to mitigate the spread of COVID-19 and the company’s desire to implement related safety precautions for its employees and customers, the year-over-year impact of permanently closing 14 stores since January 1, 2019, the change in promotional cadence associated with our new pricing strategy that simplified our pricing and adjusted our highest pricing tier to be competitive (EDLP), and inventory shortages on key items that resulted in some out-of-stock conditions.

(in thousands, except store data)	Nine Months Ended September 30, 2019
	2020		2019		2020 vs 2019
	# Stores	Sales	# Stores	Sales	$ Change	% Change
Same stores	106	$41,404	106	$50,679	$(9,275)	(18.3)%
New stores	-	-	-	-	-	N/A
Closed stores	9	877	14	3,770	(2,893)	(76.7)%
Total at year-end	106	$42,281	116	$54,449	$(12,168)

Our store footprint consisted of 106 stores at September 30, 2020 and 116 stores at September 30, 2019. Since January 1, 2019, we have closed 14 stores, including Irving, TX and Fort Wayne, IN in January 2019; Minto, Australia in February 2019; Manchester, UK in June 2019; Escondido, CA in October 2019; and Beaverton, OR in February 2020. During the second quarter of 2020, we converted eight stores from temporary closures to permanent closures based on expiring leases, proximity to other stores, and local web sales penetration: Phoenix, AZ; Austin, TX; Dallas, TX; Peoria, IL; Henrico (Richmond), VA; Nyack, NY; Johnston, RI; and St. Leonard (Montreal), QC. We have not opened any new stores during 2019 or 2020.

Gross Profit

Our gross margin percentage for the nine months ended September 30, 2020 increased to 57.7%, versus 55.9% in the same period in 2019. This increase was a result of a combination of factors including product and customer mix shifts, optimization of product purchases from vendors to improve inventory costs, and lower freight expenses.

Operating expenses

(in thousands)	Nine Months Ended September 30,
	2020	2019
Operating expenses	$29,204	$31,903
Non-routine items related to restatement	(2,407)	-
Non-routine items related to CFO transition	(389)	-
Adjusted operating expenses	$26,408	$31,903

Operating expenses % of sales	69.1%	58.6%
Adjusted operating expenses % of sales	62.5%	58.6%

Operating expenses for the nine months ended September 30, 2020, declined $2.7 million or 8.5% compared to the comparable period in 2019, mostly as a result of payroll and occupancy savings associated with store closures, lower bonuses, group insurance expense savings, and marketing expense reductions, offset by non-routine expenses related to the restatement and Chief Financial Officer (“CFO”) turnover. Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, declined in the nine months ended September 30, 2020 by $5.5 million, or 17.2% compared to the same period of 2019, mostly as a result of the items noted above. Adjusted operating expenses excluding non- routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis. Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the restatement.

Other Expenses

We had interest expense of less than $0.1 million in the nine months ended September 30, 2020 and 2019. During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the COVID-19 virus.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2020 and 2019 was 22.6% and 26.6%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances, cash generated from operating activities and a future working capital bank line of credit that we are negotiating.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of September 30, 2020, totaled $10.1 million, and as of June 30, 2021, our cash balance totaled $5.9 million.

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

Cash Flows

(in thousands)	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	(14,269)	7,921
Net cash provided by (used in) investing activities	8,050	(9,077)
Net cash provided by (used in) financing activities	410	(9,703)
Effect of exchange rate changes on cash and cash equivalents	60	135
Net decrease in cash and cash equivalents	$(5,749)	$(10,724)

For the nine months ended September 30, 2020, we used $14.3 million of cash from operations driven by our net loss of $4.5 million offset by non-cash expenses of $4.9 million, including depreciation and amortization, impairments, and stock-based compensation. Changes in our working capital used $14.7 million of cash primarily for the build-up of inventories. We invested $1.7 million in U.S. Treasuries and received $10.9 million from the sale of U.S. Treasuries, and we invested $1.2 million in capital expenditures primarily related to the design and implementation of our new enterprise resource planning (“ERP”) system and for the purchase of store fixtures. We borrowed $0.4 million from the Spanish government as part of a COVID-19 relief program. The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $5.7 million.

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

Evaluation of Disclosure Controls and Procedures

As previously disclosed in our Comprehensive Form 10-K filing for the period ended December 31, 2019, and in connection with the filing of this Form 10-Q for the period ended September 30, 2020, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of September 30, 2020 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020.  We are still in the process of implementing our new point-of-sale system, with a phased implementation throughout 2021.  Also, during January 2021, we hired a new highly-qualified CFO with public company experience.  Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of September 30, 2020, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number or dollar value of shares that may yet be purchased under the plans or programs (1)
July 1 – July 31, 2020	—	—	—	996,163 shares
August 1 – August 31, 2020	—	—	—	$5,000,000
September 1 – September 30, 2020	—	—	—	$5,000,000
Total	—	—	—

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

10.2
Amendment #1 to Tandy Leather Factory, Inc. 2013 Restricted Stock Plan filed as Exhibit 10.5 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange on June 22, 2021 and incorporated by reference herein.

10.3
Form of Non-Employee Director Restricted Stock Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

10.4
Form of Employee Restricted Stock Award Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.7 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

10.5
Form of Employment Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.1 to Tandy Leather Factory Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.6
Form of Stand-Alone Restricted Stock Unit Agreement dated October 2, 2018 between the Company and Janet Carr, filed as Exhibit 10.2 to Tandy Leather Factor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018 and incorporated by reference herein.

10.7
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