Form 10-K
period 2020-12-31
TANDY LEATHER FACTORY INC
filed 2021-09-02
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________ to________

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

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.   ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17,580,516 at June 30, 2020 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 30, 2021, there were 8,663,921 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ii

PART I

ITEM 1.	BUSINESS

The following discussion, as well as other portions of this Form 10-K contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLFA”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Unless the context otherwise indicates, references in this Form 10-K to “TLFA,” “we,” “our,” “us,” the “Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

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

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience and a hub for the local leathercrafting community, and our 100-year heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

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

As of August 13, 2020, Nasdaq suspended trading in the Company’s stock on Nasdaq due to the Company not being current with its SEC filings. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”  Nasdaq denied the Company’s appeal of its decision to suspend trading in the Company’s stock and the Company’s stock was formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing after we have made our required Exchange Act filings.  Any such listing would be subject to Nasdaq approval.

Retail Fleet

The Company currently operates a total of 106 retail stores as of August 2021. There are 95 stores in the U.S., ten stores in Canada and one store in Spain.  During the second quarter of 2020, we centralized U.S. e-commerce web order fulfillment from the stores to our Fort Worth distribution center.

All Tandy locations, other than our corporate headquarters (which includes our flagship store, corporate offices, distribution center, and manufacturing facility) are leased.

Business Strategy

New management joined the Company in October 2018 and set new strategic directions for both the short and long term.  The overarching goal is to invest in rebuilding a foundation for growth by: 1) improving our brand proposition, 2) reversing the sales decline with business customers, 3) building our talent, processes, tools and systems and 4) positioning us for long-term growth.  A number of key initiatives to achieve these goals were begun in 2019 and continued into 2020.  However, the onset of the COVID-19 pandemic in March of 2020 shifted our strategic focus to company survival and cash preservation.  With all of the retail stores temporarily closed to the public by the end of March 2020, web sales, digital marketing and centralized web fulfillment became the highest priority.

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

As a direct result of the COVID-19 pandemic, Tandy temporarily closed all stores by the end of March 2020, furloughed a majority of its employees, and extended payment terms on suppliers.  Some landlords granted rent abatements and deferrals for the months of April, May and June 2020, which assisted with our cash position and preservation.

During the second quarter of 2020, as leases expired or early terminations were negotiated, we permanently closed nine stores where we believed we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, 106 stores remained, including ten in Canada and one in Spain.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public and the store re-openings were well received by our employees and customers.  During the fourth quarter of 2020 through the present, we have continued to manage through the pandemic as we have seen periodic spikes in COVID-19 infections and have been forced to close certain stores or move certain stores to “curbside only” operations.  The current surge in the virus due to the delta variant is creating more store closures due to illness and “close contact” quarantine requirements.

Tandy began 2020 with a good cash position.  The sharp reduction in sales associated with COVID-related store closures, especially in the second quarter of 2020, mitigated by aggressive cost management, resulted in a decline in our cash reserve.  While the stability of our operating environment has improved significantly relative to the end of March and the second quarter of 2020, the current economic environment remains very risky and highly volatile.  We have retained a high degree of flexibility to react to changes in market conditions, but there is no assurance we can avoid additional detrimental impacts to our financial position, cash flows, liquidity and results of operations in 2021 and beyond.  The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the effectiveness and acceptance of newly developed vaccines, in particular against new variants of the virus, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.  This situation continues to evolve, and additional impacts may arise that we are not aware of currently.

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

Operations

Information regarding net sales, gross profit, operating income, and total assets is included within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8, Financial Statements and Supplementary Data.

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

Our supply chain and vendor relationships remain strong.  We are focused on continuing to align our product and sourcing strategies to elevate the overall quality, consistency, and agility to meet the diverse needs of our existing consumers and attract new ones to the brand.  COVID-19 has had varying impacts on our supply chain in 2020 through the present, as the course of the disease has impacted countries differently over time.  During the early months of the pandemic, we experienced longer lead times in Asia, and later, we faced reduced capacity in Brazil and Europe, and a near shut-down in India in early 2021.  Availability of shipping containers and vessels, especially in Asia, continues to be challenging.  Vendors are now increasing product costs across nearly our entire product line, driven by raw material, shipping cost increases and labor shortages due to COVID-19.  We invested heavily in inventory of key items, especially in leather and hardware, over the last 12 months at 2020 prices.  We believe we will be well-positioned to wait out any short-term price hikes for some months.

Compliance with Environmental Laws

Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2020, we employed 496 people, 419 of whom were employed on a full-time basis.  As of August 20, 2021, we employed 513 people, 435 of whom are employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

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

Foreign Sales

Information regarding our sales from the United States and abroad and our long-lived assets is found in Note 2, Significant Accounting Policies: Revenue Recognition and Note 3, Balance Sheet Components, of the Notes to the Consolidated Financial Statements.  For a description of some of the risks attendant to our foreign operations, see Item 1A, Risk Factors.

Available Information

We file reports with the SEC.  These reports include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these filings.  These reports are available on the Securities and Exchange Commission’s website at www.sec.gov.

Our corporate website is located at www.tandyleather.com.  We make copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments thereto filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.  Our SEC filings can be found on the Investor Relations page of our website through the “SEC Filings” link.  In addition, certain other corporate governance documents are available on our website through the “Corporate Governance” link.  No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Form 10-K.

Information about our Executive Officers

The following table sets forth information concerning our executive officers as of August 31, 2021:

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

The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak (including new variants) and availability and acceptance rates of vaccines within the U.S. and Canada and our key sourcing markets, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.  The pandemic has had, and may continue to have, a material adverse impact on our financial position, cash flows, liquidity and results of operations during fiscal year 2020 and beyond.  This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Risks Related to Owning our Common Stock

Our continued delisting from the Nasdaq Market or a suspension of broker trading of our common stock could impair the value of your investment.

Our common stock was listed on the Nasdaq Global Market.  In order to maintain that listing, we were required to satisfy minimum financial and other listing requirements, including filing quarterly and annual financial reports as required by the rules of the SEC.  From May 2019 until May 2021, the Company did not file its quarterly or annual financial reports as required by the rules of the SEC and Nasdaq, and it has not yet gotten current with filings for the most recent fiscal periods.  The Company initially applied for, and was granted, extensions by Nasdaq to comply with Nasdaq’s listing standards.

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

In addition, on September 16, 2020, the SEC adopted final rules amending Securities Exchange Act Rule 15c-211.  The amended rule requires that a company have current and publicly available information as a precondition for a broker-dealer to either initiate or continue to quote its securities.  The SEC has set September 28, 2021 as the deadline for companies to achieve this current status.  In anticipation of this deadline, some broker dealers have informed their clients that several weeks prior to that deadline, those brokers would place stocks without current financial information in a “liquidation-only” mode, in which clients would be allowed only to sell, but not purchase, securities of affected companies.  The Company is working diligently to complete and file all outstanding financial reports prior to the September 28 deadline.  If it is unable to do so, however, or if it does so but later becomes delinquent again in filing its reports for a period of six months or more, trading of the Company’s common stock through broker-dealers could be suspended for most owners until the Company regains compliance.  Such a suspension could adversely affect the market liquidity of our common stock or otherwise impair the value of your investment.

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.

As previously disclosed, we have concluded that certain of our previously issued financial statements should not be relied upon.  We restated our previously issued audited financial statements as of and for the years ended December 31, 2018 and 2017 as well as the quarterly and year-to-date periods within fiscal 2018 included in the Company’s previously filed Quarterly Reports on Form 10-Q, and the three months ended March 31, 2019, included in the Company’s previously filed Quarterly Report on Form 10-Q.  We believe that the errors described in our restated financial statements might impact periods prior to years ended December 31, 2017, but we do not intend to amend any other annual reports on Form 10-K or quarterly reports on Form 10-Q for earlier periods.  As a result, our reports for those earlier periods should no longer be relied upon.  In addition, our Quarterly Reports on Form 10-Q for quarterly periods during 2020 and 2021 to date have not been filed in a timely manner.  The restatement process was time consuming and expensive and, along with the failure to make certain filings with the SEC in a timely manner, could continue to expose us to additional risks that have had a negative effect on our Company.  In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting.  Certain remediation actions were recommended, and we are in the process of implementing them (see Item 9A, Controls and Procedures of this Form 10-K for a description of these remediation measures).  To the extent these steps are not successful, we could be forced to incur additional time and expense.  Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement and these ongoing remediation efforts.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting.  As disclosed in Part II, Item 9A, Controls and Procedures of this Form 10-K, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that we had material weaknesses in the Company’s internal control over financial reporting as of December 31, 2020.  These material weaknesses resulted in identified misstatements to the financial statements, and previously issued financial statements are restated in this filing.  As a result of the material weaknesses, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully developed and implemented.  Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts.  If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future Consolidated Financial Statements could contain errors that will be undetected.  Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.  For more information relating to the Company’s internal control over financial reporting, the material weaknesses that existed as of December 31, 2020 and the remediation activities undertaken by us, see Part II, Item 9A, Controls and Procedures of this Form 10-K.

Risks Related to Cash Flow and Capitalization

If our cash from operations falls short and we are unable to raise additional working capital, we might be unable to fully fund our operations or to otherwise execute our business plan.

Historically, the Company has funded its business primarily with cash from operations and has utilized only small lines of working capital for seasonal expenditures.  As a result of the restatement and the Company not having current audited financial information, our working capital lines have been discontinued by the lenders.  We believe that access to this capital will be restored once we have become current in our financial reporting and that our currently available working capital will be sufficient to continue the needs of our business for at least the next twelve (12) months.  However, should (1) our costs and expenses prove to be greater than we currently anticipate, or (2) seasonal fluctuations in sales or inventory purchases result in needing additional capital, and (3) we remain unable to borrow short- or long-term capital, the depletion of our working capital would be accelerated and could leave us unable to make required payments.  We may also seek capital through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot guarantee that we will be able to secure the additional cash or working capital we might require to continue our operations.

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

Our performance is subject to global economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  Specialty retail, and retail in general, is heavily influenced by general economic cycles, which may also be affected by health emergencies such as the COVID-19 pandemic.  Purchases of non-essential, discretionary products tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, maintain our earnings from operations as a percentage of net sales, or generate sufficient cash flows to fund our operational and liquidity needs.  As a result, our operating results may be adversely and materially affected by downward trends or uncertainty in the United States or global economies.

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

Our business is subject to the risks inherent in global sourcing activities.

As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•	unavailability of, or significant fluctuations in the cost of, raw materials;
•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;
•	imposition of additional duties, taxes and other charges on imports or exports;
•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;
•	compliance by our independent manufacturers and suppliers with our Code of Business Conduct and Ethics and our Animal Welfare Policy;
•	disruptions or delays in shipments;
•	loss or impairment of key manufacturing or distribution sites, which also could result in a former manufacturer beginning to produce similar products that compete with ours;

•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;
•	product quality issues;
•	political unrest;
•	unforeseen public health crises, such as pandemic (e.g., the COVID-19 pandemic) and epidemic diseases;
•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise; and
•	acts of war or terrorism and other external factors over which we have no control.

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

Declines in foot traffic in our retail store locations could negatively impact our sales and profits.

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

As a result of the COVID-19 pandemic and resulting legal requirements in most of our markets, we temporarily closed all of our stores to the public during March 2020.  In addition, during the second quarter of 2020, we negotiated lease modifications for some of our properties with our landlords to abate or defer a portion of the rent or other expenses due during the time period that our properties were closed/limited.  During the fourth quarter of 2020 and into the present, we continued to manage through the pandemic as we saw increased spikes in COVID-19 infections, and continue to see varying levels of infection rates, and were forced to close certain stores or move certain stores to “curbside only” operations.  As of the date of filing this Form 10-K, most of our stores have reopened fully, and reduced store capacity, social distancing and other measures are in place in all stores but are not believed to be materially impacting store sales in most locations.  However, some stores have had to temporarily close due to COVID-19, especially with the rise of the Delta variant in the third quarter of 2021, which has negatively impacted sales for those stores.

ITEM 3.	LEGAL PROCEEDINGS

In 2019, the Company self-reported to the SEC information concerning the internal investigation of certain accounting matters resulting in the restatement for the full year 2017 and full year 2018, including interim quarters in 2018, and the first quarter of 2019.  In response, the Division of Enforcement of the SEC initiated an investigation into the Company’s historical accounting practices.  In July 2021, the Company entered into a settlement agreement with the SEC to conclude this investigation.  Under the terms of the settlement, in addition to other non-monetary settlement terms, (1) the Company paid a civil monetary penalty of $200,000, and (2) the Company’s former Chief Financial Officer and Chief Executive Officer, agreed to pay a civil monetary penalty of $25,000.  In accepting the Company’s settlement offer, the SEC took into account remedial actions the Company took promptly after learning of the issues detailed in the SEC’s order.

In addition, see discussion of Legal Proceedings in Note 8, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”

There were approximately 289 stockholders of record on August 30, 2021.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2020 that were not registered under the Securities Act.

Our Board of Directors did not authorize any dividends during the fiscal years ended December 31, 2020 or 2019.  Our Board of Directors may consider future cash dividends after giving consideration to our profitability, cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

The following table summarizes repurchases of our common stock occurring in fourth quarter 2020:

Period (2)	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Dollar value of shares that may yet be purchased under the plans or programs (1)

October 1 – October 31, 2020	-	$-	-	$5,000,000
December 1 – December 31, 2020	-	$-	-	$5,000,000
Total	-	$-	-

(1)  Represents shares which may be purchased through our stock repurchase program, announced on August 9, 2020, permitting us to repurchase up to $5 million value of shares of our common stock on or prior to July 31, 2022.

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

We are a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K and are not required to provide information under this item.  However, see Note 12, Quarterly Financial Data (Unaudited) of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K, which provides unaudited quarterly condensed results of operations for the two years ended December 31, 2020.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in understanding our financial performance and should be read in conjunction with our financial statements and the notes accompanying those financial statements included elsewhere in this Form 10-K, including the information under the caption “Summary of Critical Accounting Policies.”  In addition to historical financial information, the following management’s discussion and analysis may contain forward-looking statements.  These statements reflect our expectations or estimates based on the information we have today but are not guarantees or predictions of future performance.  They involve known and unknown risks, uncertainties and other factors, many of which are beyond our control, and which may cause actual results to differ materially from the statements contained here.  You are cautioned not to put undue reliance on these forward-looking statements.  The Company assumes no obligation to update or otherwise revise these forward-looking statements, except as required by law.  More discussion of risks can be found under Item 1A, Risk Factors.

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

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience and a hub for the local leathercrafting community, and our 100-year heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

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

The Company currently operates a total of 106 retail stores as of August 2021.  There are 95 stores in the U.S., ten stores in Canada and one store in Spain.  During the second quarter of 2020, we consolidated U.S. e-commerce web order fulfilment from the stores to our Fort Worth distribution center.

We launched a new Commercial Program in April 2019 to better serve larger business customers, a majority of these customers and their sales were also recognized in retail stores through most of 2019. For 2019, the Company operated as a single reportable segment and all reporting herein is presented on a consolidated basis.

New management joined the Company in October 2018 and set new strategic directions for both the short and long term.  The overarching goal is to invest in rebuilding a foundation for growth by: 1) improving our brand proposition, 2) reversing the sales decline with business customers, 3) building our talent, processes, tools and systems and 4) positioning us for long-term growth.  Despite the major disruption of the business by COVID-19, progress was made against these goals in 2020.

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

As part of the Company’s accounting policy for long-lived asset impairments, we believe the COVID-19 impact on the Company’s results of operations, cash flows and financial position and the ongoing uncertainty the virus has created around future operating results represented a triggering event starting in the first quarter of 2020 which continued throughout the remainder of 2020.

Impairment charges recognized during 2020 totaled $1.1 million and primarily related to property and equipment and operating lease assets for certain stores that are projected to underperform to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.

Results of Operations

Consolidated Net Sales

(in thousands)	2020	2019
Net sales	$64,084	$74,918

% Decrease from prior year	(14.5)%	(10.0)%

Consolidated net sales declined by $10.8 million, or 14.5%, from 2019 to 2020.  Of this decline, $4.5 million was due to the permanent closure of nine stores in 2020.  $14.1 million was due to the temporary closure of all of our stores during the second and third quarters of 2020, which was offset by sales in the web and commercial channels.  We saw sales increases in the fourth quarter of 2020 over the prior year of 6.5%, or $1.3 million.

The table below reports our global net sales by store category for the year ended December 31, 2020 compared to the year ended December 31, 2019:

	2020		2019		2020 vs 2019
(in thousands, except store data)	# Stores	Sales	# Stores	Sales	$ Change	% Change
Comparable retail stores	106	$42,556	106	$59,391	$(16,835)	(28.3)%
Web/Commercial		20,784		11,748	9,036	76.9%
2019 Permanently closed stores		-	5	755	(755)
2020 Permanently closed stores	9	744	9	3,024	(2,280)
Total at year-end	106	$64,084	115	$74,918	$(10,834)

We operated 106 stores worldwide as of December 31, 2020 and 115 stores as of December 31, 2019.  Since January 1, 2020, we have closed nine stores, including Beaverton, OR in February 2020.  During the second quarter of 2020, we converted eight stores from temporary closures to permanent closures based on expiring leases, proximity to other stores, and local web sales penetration:  Phoenix, AZ; Austin TX; Dallas, TX; Peoria, IL; Henrico (Richmond), VA; Nyack, NY; Johnston, RI and St Leonard (Montreal), QC.   We did not open any new stores during 2019 or 2020.

Gross Profit

(in thousands)	2020	2019
Sales	$64,084	$74,918
Cost of sales	28,026	32,959
Gross profit	$36,058	$41,959
Gross profit margin percentage	56.3%	56.0%

Gross margin rate in 2020 was essentially flat to 2019, with increases in product costs, shipping and handling related to supply chain disruptions of COVID-19 offset by improvements in average unit retails, investments in inventory at pre-pandemic pricing, and promotional pricing optimization.

Operating Expenses

(in thousands)	2020	2019
Operating expenses	$41,328	$43,554
Non-routine items related to restatement	(3,587)	(1,346)
Non-routine items related to CFO transition	(388)	(206)
Adjusted operating expenses	$37,353	$42,002

Operating expenses % of sales	64.5%	58.1%
Adjusted operating expenses % of sales	58.3%	56.1%

Operating expenses decreased by $2.2 million in 2020 as compared to the corresponding prior year mostly as a result of payroll and occupancy savings associated with store closures, lower bonuses, marketing expense reductions, and cancellation of the annual store manager conference, partially offset by higher costs for restricted stock units, and non-routine expenses related to the restatement and Chief Financial Officer (“CFO”) turnover.  Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, decreased in 2020 by $4.6 million, compared to prior year, mostly as a result of the items noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure and is included here because we believe it provides additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items in 2020 primarily included legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the turnover of our CFO.

Impairment Expense

We completed an interim impairment assessment as of March 31, 2020, and based on the concluded fair value of the reporting unit, we recorded impairment expense of $1.1 million during the first quarter of 2020.  No other impairment was recorded throughout the remainder of 2020, including as a result of our annual impairment assessment.  See Note 2, Significant Accounting Policies – Impairment of long-lived assets of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for further detail.

For the years ended December 31, 2020 and 2019, 26 stores and three stores, respectively, were reviewed for impairment due to overall underperformance.  Based on the results of the review, impairment expense of $1.1 million and $1.0 million was recorded for 2020 and 2019, respectively.

Other Income/Expense (net)

Other income/expense consists primarily of interest expense and interest income.  In the years ended December 31, 2020, we recognized other income (net) of $0.1 million. During the year ended December 31, 2019 other (income) expense, net was immaterial. We earned $0.1 million and $0.2 million, respectively, in interest income and paid $0.1 million and $0.04 million, respectively, in interest expense on our bank debt.

Provision for Income Taxes

Our effective tax rate was 21.9% and 26.6% for the years ended December 31, 2020, and 2019, respectively.  For 2020 and 2019, the difference between our statutory rates and our effective rate are primarily due to state income taxes, the difference in tax rates for loss carryback periods, items that are nondeductible for income tax purposes, and the change in valuation allowance against U.S. deferred tax assets and certain foreign net operating losses.  Going forward, we expect that our effective tax rate for 2021 will be 25-27%.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances, cash generated from operating activities and a future working capital bank line of credit that we are negotiating.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balance as of December 31, 2020, totaled $10.3 million, and as of June 30, 2021, our cash balance totaled $5.9 million.

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

For the years ended December 31, 2020, and 2019, we repurchased the following shares:

Year ended December 31,	Total shares repurhased	Average price per share
2020	-	$-
2019	131,782	$5.58

As of December 31, 2020, we were authorized to purchase $5 million of our common stock under the plan.

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

Cash Flows
(amounts in thousands)	2020	2019
Net cash provided by (used in) operating activities	$(12,527)	$10,471
Net cash provided by (used in) investing activities	6,256	(9,156)
Net cash provided by (used in) financing activities	416	(9,703)
Effect of exchange rate changes on cash and cash equivalents	279	223
Net decrease in cash and cash equivalents	$(5,576)	$(8,165)

For the year ended 2020, we used $12.6 million of cash from operations driven by our net loss of $4.9 million which was offset by non-cash expenses of $6.7 million, including depreciation and amortization, impairments, and stock-based compensation.  Working capital used $14.3 million of cash, primarily from the build-up of inventory.  We received $7.5 million from the sale of short-term U.S. Treasuries.  We invested $1.3 million in capital expenditures for the purchase of store fixtures and systems implementations.  We borrowed $0.4 million as part of a COVID-19 relief program sponsored by the Spanish government.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $5.6 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2020 or 2019, and we do not currently have any such arrangements.

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

Leases.  We lease certain real estate for our retail store locations under long-term lease agreements. Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognize a lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term. For our operating leases, the present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain we will exercise such an option. The exercise of lease renewal options is generally at our discretion. Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. We discount lease payments using our incremental borrowing rate based on information available as of the measurement date. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets. For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated statements of comprehensive income (loss). As of December 31, 2020, we have no sublease agreements and no lease agreements in which we are named as a lessor. Subsequent to the recognition of our operating lease assets and lease liabilities, we recognize lease expense related to our operating leases on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term. We also perform interim reviews of our operating lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Tandy Leather Factory, Inc.

Opinions on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

The Company’s accounting policy for the recognition of inventory and cost of sales is described in Note 1 to the consolidated financial statements. The Company has recorded an inventory balance of approximately $36.7 million and cost of sales of approximately $28.0 million as of and for the year ended December 31, 2020. Additionally, Note 3 to the consolidated financial statements provides further detail of the components of the year-end inventory balance.

The Company’s merchandise inventories are stated at the lower of cost or net realizable value using a first-in first-out costing principle. Finished goods inventory costs include the cost of merchandise purchases, the costs to bring the merchandise to the Company’s distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to the Company’s stores. Manufacturing inventory, raw materials and work-in-process are also valued on a first‑in, first-out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead. The determination of amounts that are required to be capitalized to inventory resulting from manufacturing labor and overhead costs, warehouse and handling expenditures and transportation costs (together “overhead costs”) are subjective and are generally based on an allocation ratio calculated by the Company that is based on average inventory turns. Additionally, to determine if the value of their inventory should be written down, the Company considers many factors, including condition of the product (excessive scars, discoloring or damage from UV light), current and anticipated demand that may cause the product to become slow moving and age of the merchandise to ensure that the product line is considered fresh. If a write-down is warranted, the carrying value of the merchandise is reduced from its original cost to the lower of its cost or net realizable value.

Management estimates the value of inventory by estimating the capitalizable overhead costs and adjusts the inventory to lower of cost or net realizable value. Our audit procedures to evaluate these items involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventories included the following, among others:

•	We obtained an understanding of the controls over the valuation of inventory.
•	We tested the mathematical accuracy of the Company’s capitalizable overhead cost schedules.
•	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in calculating the capitalizable overhead costs.
•	We independently calculated the amount of capitalizable costs using an independently derived allocation ratio.
•	We tested the mathematical accuracy of the Company’s inventory obsolescence reserve calculation.
•	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in developing its estimate of the inventory obsolescence reserve.
•
We performed analytical procedures on the current year reserve rates (by product category) by comparing them to prior year rates and then obtaining corroborating evidence for any significant fluctuations.

•	We tested on a sample basis, sales subsequent to yearend of the written-down items to ensure that the net realizable value was not lower than the previously written down value.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2003.

Oklahoma City, Oklahoma
September 2, 2021

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,329	$15,905
Short-term investments	-	9,152
Accounts receivable-trade, net of allowance for doubtful accounts of $14 and $16 at December 31, 2020 and 2019, respectively	350	409
Inventory	36,779	24,042
Income tax receivable	2,753	1,629
Prepaid expenses	536	1,082
Other current assets	265	297
Total current assets	51,012	52,516

Property and equipment, at cost	27,468	27,471
Less accumulated depreciation	(15,078)	(14,552)
Property and equipment, net	12,390	12,919

Operating lease assets	11,772	13,897
Financing lease assets	44	-
Deferred income taxes	82	427
Other intangibles, net of accumulated amortization of $548 and $547 at December 31, 2020 and 2019, respectively	6	7
Other assets	387	345
TOTAL ASSETS	$75,693	$80,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$5,737	$5,753
Accrued expenses and other liabilities	3,642	2,656
Operating lease liabilities	3,530	3,823
Current maturities of financing lease obligations	14	-
Total current liabilities	12,923	12,232

Uncertain tax positions	393	296
Other non-current liabilities	463	509
Operating lease liabilities, non-current	9,245	10,655
Financing lease liabilities, net of current obligation	29	-
Long-term debt, net of current maturities	446	-

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,575,182 and 10,446,563 shares issued at December 31, 2020 and 2019, respectively	25	25
Paid-in capital	5,924	5,037
Retained earnings	57,310	62,211
Treasury stock at cost (1,424,376 shares at both December 31, 2020 and 2019, respectively)	(9,773)	(9,773)
Accumulated other comprehensive loss (net of tax of $395 and $359 at December 31, 2020 and 2019, respectively)	(1,292)	(1,081)
Total stockholders’ equity	52,194	56,419
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,693	$80,111

The accompanying notes are an integral part of these Consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2020	2019

Net sales	$64,084	$74,918
Cost of sales	28,026	32,959
Gross profit	36,058	41,959

Operating expenses	41,328	43,554
Impairment expense	1,078	1,002

Loss from operations	(6,348)	(2,597)

Other (income) expense:
Interest expense	7	36
Other, net	(76)	(40)

Loss before income taxes	(6,279)	(2,593)

Benefit for income taxes	(1,378)	(690)

Net loss	$(4,901)	$(1,903)

Foreign currency translation adjustments, net of tax	(211)	363

Comprehensive loss	$(5,112)	$(1,540)

Net loss per common share:
Basic	$(0.54)	$(0.21)
Diluted	$(0.54)	$(0.21)

Weighted average number of shares outstanding:
Basic	9,062,598	8,973,246
Diluted	9,062,598	8,973,246

The accompanying notes are an integral part of these Consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,901)	$(1,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,021	1,655
Operating lease asset amortization	3,193	3,482
Impairment of goodwill and long-lived assets	1,078	1,002
Loss on disposal of assets	59	9
Stock-based compensation	887	770
Deferred income taxes	442	(334)
Exchange (gain) loss	(5)	137
Changes in operating assets and liabilities:
Accounts receivable-trade	86	(23)
Inventory	(12,686)	9,330
Prepaid expenses	675	596
Other current assets	1,574	(96)
Accounts payable-trade	(440)	3,500
Accrued expenses and other liabilities	1,022	(2,719)
Income taxes, net	(1,120)	(1,220)
Other assets	(41)	(327)
Operating lease liabilities	(3,371)	(3,388)
Total adjustments	(7,626)	12,374
Net cash provided by (used in) operating activities	(12,527)	10,471

Cash flows from investing activities:
Purchase of property and equipment	(1,313)	(269)
Purchase of short-term investments	-	(18,095)
Proceeds from sales of short-term investments	7,523	9,095
Proceeds from sales of assets	46	113
Net cash provided by (used in) investing activities	6,256	(9,156)

Cash flows from financing activities:
Proceeds from long-term debt	416	-
Payments on long-term debt	-	(8,968)
Repurchase of treasury stock	-	(735)
Net cash provided by (used in) financing activities	416	(9,703)

Effect of exchange rate changes on cash and cash equivalents	279	223

Net decrease in cash and cash equivalents	(5,576)	(8,165)

Cash and cash equivalents, beginning of period	15,905	24,070
Cash and cash equivalents, end of period	$10,329	$15,905

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows - continued
(amounts in thousands)

	For the Years Ended December 31,
	2020	2019
Supplemental disclosures of cash flow information:
Interest paid during the period	$17	$36
Income tax paid during the period, net of refunds	$56	$715

Supplemental disclosures of non-cash activity:
Change in accruals related to property and equipment	$(105)	$(362)

The accompanying notes are an integral part of these Consolidated financial statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	9,060,561	$25	$4,267	$(9,038)	$64,476	$(1,444)	58,286
Cumulative effect of accounting change, net of tax (ASC 842)	-	-	-	-	(362)	-	(362)
Stock-based compensation expense	-	-	770	-	-	-	770
Issuance of restricted stock	93,408	-	-	-	-	-	-
Purchase of treasury stock	(131,782)	-	-	(735)	-	-	(735)
Net loss	-	-	-	-	(1,903)	-	(1,903)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	363	363
Balance, December 31, 2019	9,022,187	$25	$5,037	$(9,773)	$62,211	$(1,081)	$56,419
Stock-based compensation expense	-	-	887	-	-	-	887
Issuance of restricted stock	128,619	-	-	-	-	-	-
Net loss	-	-	-	-	(4,901)	-	(4,901)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(211)	(211)
Balance, December 31, 2020	9,150,806	$25	$5,924	$(9,773)	$57,310	$(1,292)	$52,194

The accompanying notes are an integral part of these Consolidated financial statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 and 2019

1.  DESCRIPTION OF BUSINESS

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

The Company currently operates a total of 106 retail stores.  There are 95 stores in the United States (“U.S.”), ten stores in Canada and one store in Spain.

The Nasdaq Global Market (“Nasdaq”) suspended trading in the Company’s stock on Nasdaq as of August 13, 2020. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”  Nasdaq denied the Company’s appeal of its decision to suspend trading in the Company’s stock and the Company’s stock was formally delisted on February 9, 2021.  We intend to reapply for Nasdaq listing after we have made our required Exchange Act filings. Any such listing would be subject to Nasdaq approval.

Certain reclassifications may have been made to prior period financials in order to conform to the current period presentation.

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

In response, we took immediate action to mitigate the impact of temporary store closures on our cash flows by: (i) furloughing 406 Tandy employees, comprising two-thirds of the Tandy work force, (ii) temporarily cutting corporate salaries, with deeper cuts for the Executive Leadership Team, (iii) negotiating abatements, deferrals and other favorable lease terms with landlords, and (iv) negotiating longer payment terms with our key product vendors.  By June 2020, we also permanently closed nine stores with expiring leases and/or negative cash flows, creating additional savings in operating expenses.

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

As part of the Company’s accounting policy for long-lived asset impairments, we believe the COVID-19 impact on the Company’s results of operations, cash flows and financial position and the ongoing uncertainty the virus has created around future operating results represented a triggering event during the first quarter of 2020 and continued throughout 2020.  For fiscal year 2020, the Company recorded impairment expense of $1.1 million, primarily related to property and equipment and operating lease assets for certain stores that underperformed to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.

2.  SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Expected Credit Losses

Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing. We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer. Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2020, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at December 31, 2020 totaled less than $0.1 million.

Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity, net of tax charge of $0.1 million and $0.1 million in the years ended December 31, 2020 and 2019, respectively.

Gains and losses resulting from foreign currency transactions are reported in the statements of income (loss) under the caption “Other, net,” for all periods presented.  We did not recognize a foreign currency transaction gain or loss in the years ended December 31, 2020.  We recognized a foreign currency transaction loss of less than $0.1 million in the years ended December 31, 2019.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly.  The sales return allowance included in accrued expense and other liabilities was $0.2 million and $0.3 million as of December 31, 2020 and 2019, respectively.  The estimated value of merchandise expected to be returned included in other current assets was $0.1 million and $0.1 million as of December 31, 2020 and 2019, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of December 31, 2020 and 2019, our gift card liability, included in accrued expenses and other liabilities, was $0.3 million and $0.3 million, respectively. We recognized gift card revenue of $0.2 million during 2020 from the December 31, 2019 deferred revenue balance and $0.1 million during 2019 from the December 31, 2018 deferred revenue balance.

During 2019, we ended our wholesale pricing club program where customers received lower prices in exchange for a yearly membership fee.  Under this program, the yearly membership fee when paid was recorded as deferred revenue and was recognized in net sales throughout the one-year period.

For the years ended December 31, 2020 and 2019, we recognized $0.6 million and $1.1 million, respectively, in net sales associated with gift cards and the wholesale pricing club membership fees.

Disaggregated revenue

In the following table, revenue for the years ended December 31, 2020 and 2019 is disaggregated by geographic areas as follows:

(in thousands)	2020	2019
United States	$56,877	$65,745
Canada	5,798	6,514
All other countries	1,409	2,659
Net sales	$64,084	$74,918

Geographic sales information is based on the location of the customer.  Excluding Canada, no single foreign country had net sales greater than 2.2% of our consolidated net sales in 2020 or 2019.

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

None of our lease agreements contain contingent rental payments, material residual value guarantees or material restrictive covenants.  We have no sublease agreements and no lease agreements in which we are named as a lessor.  Refer to Note 4, “Leases” for further discussion of the Company’s leases.

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

During the first quarter of 2020, we determined the economic impact from the COVID-19 pandemic created a triggering event for our fleet of stores, and we continued to believe the triggering event existed in each of the remaining three quarters of 2020.  For each of the four quarters of 2020 we performed recoverability testing at the store level with 26 stores failing recoverability testing and resulting in impairment expense of $1.1 million during the 2020 year.  For the year ended December 31, 2019, three stores failed recoverability due to overall underperformance, and we recognized impairment expense of less than $0.1 million during the year.

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

(in thousands, except share data)	2020(1)	2019(1)

Numerator:
Net loss	$(4,901)	$(1,903)

Denominator:
Basic weighted-average common shares ouststanding	9,062,598	8,973,246
Diluted weighted-average common shares outstanding	9,062,598	8,973,246

(1)  For the years ended December 31, 2020 and 2019, there were 6,401 and 9,203 shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive due to a net loss in that period.

For additional disclosures regarding restricted stock awards and employee stock options, see Note 10, Stockholders’ Equity – Equity Compensation Plans.

Other intangibles and goodwill

Our intangible assets and related accumulated amortization consisted of the following:

(in thousands)	As of December 31, 2020
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554	$548	$6
TOTAL	$554	$548	$6

	As of December 31, 2019
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554	$547	$7
TOTAL	$554	$547	$7

All our intangible assets are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million in each of 2020, and 2019 was recorded in operating expenses, and non-compete intangible assets were fully amortized during 2019 upon the expiration of such agreements.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt.  As of December 31, 2020 and 2019, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2020 and 2019.

Short-term investments

We determine the appropriate classification of investments at the time of purchase, and we re-evaluate that determination at each balance sheet date.  Investments are recorded as either short-term or long-term on the Consolidated Balance Sheet, based on contractual maturity date.

As of December 31, 2020, we held no short-term investments.  As of December 31, 2019, we held investments in U.S. Treasuries with maturity values of $9.2 million and maturities less than one year.  We classified these investments in debt securities as held-to-maturity.  Such investments were recorded at amortized cost with book value approximating fair value which is based on Level 1 inputs for these investments.

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

Shipping and handling costs

Costs to ship products from our stores to our customers are included in operating expenses on the Consolidated Statements of Comprehensive Income (Loss).  These costs totaled $3.2 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively.

Advertising

Advertising costs include the cost of print, digital, direct mail, community events, trade shows, and our ecommerce platform.  Advertising costs are expensed as incurred.  Total advertising expense was $1.1 million and $3.4 million in 2020 and 2019, respectively.

Recently Adopted Accounting Pronouncements

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

Recent Accounting Standards Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, on a prospective basis, with early adoption permitted. We do not believe that the adoption of this standard will have a material impact on our financial condition, results of operations or cash flows.

3.  BALANCE SHEET COMPONENTS

Inventory

(in thousands)	December 31, 2020	December 31, 2019
On hand:
Finished goods held for sale	$32,654	$20,575
Raw materials and work in process	828	717
Inventory in transit	3,297	2,750
TOTAL	$36,779	$24,042

Property and Equipment

(in thousands)	December 31, 2020	December 31, 2019
Building	$9,240	$9,257
Land	1,451	1,451
Leasehold improvements	1,853	1,828
Equipment and machinery	7,361	6,516
Furniture and fixtures	7,339	8,082
Vehicles	224	337
	27,468	27,471
Lesss: accumulated depreciation	(15,078)	(14,552)
TOTAL	$12,390	$12,919

Our property and equipment, net was located in the following countries:

(in thousands)	December 31, 2020	December 31, 2019
United States	$12,077	$12,541
Canada	309	373
United Kingdom	2	3
Spain	2	2
	$12,390	$12,919

Depreciation expense was $1.0 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively.

Short-term Liabilities

Accrued Expenses and Other Liabilities	December 31, 2020	December 31, 2019
(in thousands)
Accrued bonuses and payroll	1,121	1,104
Unearned gift card revenue	301	319
Estimated returns	241	285
Sales and payroll taxes payable	935	459
Accrued severance	-	38
Accrued vendor payables	1,044	451
TOTAL	$3,642	$2,656

4.  LEASES

The Company leases certain real estate and warehouse equipment under long-term lease agreements.

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“Topic 842”), and all subsequent amendments, using the optional transition method applied to leases existing on January 1, 2019, with no restatement of comparative periods.

Upon adoption of Topic 842, the Company recognized operating ROU assets (referred herein as “lease assets”) and lease liabilities based on the present value of its remaining minimum rental payments for existing operating leases as of the adoption date, utilizing the Company’s applicable incremental borrowing rate as of that date.  The adoption of Topic 842 resulted in the Company recognizing $17.6 million and $18.1 million of operating lease assets and lease liabilities, respectively, as of January 1, 2019.  The difference between the lease assets and liabilities was primarily due to the recognition of a $0.5 million pre-tax cumulative effect adjustment to retained earnings on January 1, 2019, resulting from the impairment of certain operating lease assets upon adoption.  The Company had no existing finance leases, previously termed capital leases under ASC 840, as of its adoption of Topic 842.  During the fourth quarter of 2020, the Company executed two financing leases for two forklifts used in the warehouse operations totaling less than $0.1 million.

The Company performs interim reviews of its operating and finance lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable. During the year ended December 31, 2020, the Company recognized an impairment expense of approximately $0.6 million associated with certain operating lease assets.  Excluding the January 1, 2019 impairment charge to retained earnings upon the adoption of Topic 842, the Company recognized an impairment expense of less than $0.1 million associated with its operating lease assets during 2019.

Additional information regarding the Company’s operating leases is as follows (in thousands, except for lease term and discount rate information):

Leases	Balance Sheet Classification	December 31, 2020	December 31, 2019
(in thousands)
Assets:
Operating	Operating lease assets	$11,772	$13,897
Finance	Financing lease assets	44	-
Total assets		$11,816	$13,897

Liabilities:
Current
Operating	Operating lease liabilities	$3,530	$3,823
Finance	Current maturities of financing lease obligations	14	-
Non-current
Operating	Operating lease liabilities, non-current	9,245	10,655
Finance	Financing lease liabilities, net of current obligation	29	-
Total lease liabilities		$12,818	$14,478

Lease Cost	Income Statement Classification	December 31, 2020	December 31, 2019
(in thousands)
Operating lease cost	Operating expenses	$3,809	$4,151
Operating lease cost	Impairment expense	601	4
Variable lease cost (1)	Operating expenses	937	895
Finance:
Amortization of lease assets (2)	Operating expenses	-	-
Interest on lease liabilities (2)	Interest expense	-	-
Total lease cost		$5,347	$5,050

(1) Variable lease cost includes payment for certain real estate taxes, insurance, common area maintenance, and other charges related to lease agreements, which are not included in the measurement of the operating lease liabilities.
(2) Finance lease costs are less than $1,000 for December 31, 2020; we had no finance lease costs in 2019.

	December 31, 2020
Maturity of Lease Liabilities	Operating Leases	Finance Leases
(in thousands)
2021	$3,591	$16
2022	2,835	16
2023	2,035	15
2024	1,564	-
2025	1,220	-
Thereafter	3,205	-
Total lease payments	$14,450	$47
Less: Interest	(1,675)	(4)
Present value of lease liabilities	$12,775	$43

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.9	6.0
Finance leases	2.9	-
Weighted-average discount rate:
Operating leases	4.4%	4.1%
Finance leases	6.5%	-

Other Information	December 31, 2020	December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,866	$4,079
Operating cash flows used in finance leases	-	-
Financing cash flows used in finance leases	1	-

Operating lease assets obtained in exchange for lease obligations
Operating leases, initial recognition	317	18,077
Operating leases, modifications and remeasurements	1,340	-
Finance leases, initial recognition	45	-

5.  NOTES PAYABLE AND LONG-TERM DEBT

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

On September 18, 2015, we executed a Promissory Note agreement with BOKF which provided us with a working capital line of credit facility of up to $6 million which was secured by our inventory. On August 20, 2018, this line of credit was amended to extend the maturity to September 18, 2020 and to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2021. The Business Loan Agreement contained covenants that required us to maintain a funded debt to EBITDA ratio of no greater than 1.5 to 1 and a Fixed Charge Coverage Ratio greater than or equal to 1.2 to 1. Both ratios were calculated quarterly on a trailing four quarter basis. For the years ended December 31, 2020 and 2019, there were no amounts drawn on this line of credit.

Also, on September 18, 2015, we executed a Promissory Note agreement with BOKF which provided us with a line of credit facility of up to $10 million for the purpose of repurchasing shares of our common stock pursuant to our stock repurchase program, announced in August 2015 and subsequently amended, which permitted us to repurchase up to 2.2 million shares of our common stock through August 2020. Subsequently, this line of credit was amended to increase the availability from $10 million to $15 million for the repurchase of shares of our common stock pursuant to our stock repurchase program through the end of the draw down period which was the earlier of August 9, 2020 or the date on which the entire amount was drawn. In addition, this Promissory Note was amended on August 20, 2018 to reduce the interest rate by 0.35%, and on September 18, 2019, the maturity date was further extended through September 18, 2024. We were required to make monthly interest-only payments through September 18, 2020. After this date, the principal balance would have rolled into a 4-year term note with principal and interest paid on a monthly basis with a maturity date of September 18, 2024. This Promissory Note was secured by a Deed of Trust on the real estate located at 1900 SE Loop 820, Fort Worth, Texas. During the first quarter of 2019, we paid $9.0 million to pay off this line of credit with no pre-payment penalties incurred. There were no amounts outstanding on this line of credit as of December 31, 2020 and 2019.

The amount outstanding under the above agreement consisted of the following:

	December 31,
(in thousands)	2020	2019

Institute of Official Credit (“ICO”) Guarantee for Small and Medium-sized Enterprises with Banco Santander S.A. (Spain) as described more fully above - interest due monthly at 1.50%; matures June 4, 2025	$446	$-
	$446	$-
Less current maturities	-	-
TOTAL	$446	$-

6.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2020, and 2019, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.  For the years ended December 31, 2020 and 2019, we recorded employer match expense of $0.2 million and $0.3 million, respectively.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2020 or 2019.

We offer no postretirement or postemployment benefits to our employees.

7.  INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
Income Tax Benefit	2020	2019
Current provision (benefit):
Federal	$(1,385)	$(582)
State	65	7
Foreign	6	(10)
Related to UTP	20	26
	(1,294)	(559)

Deferred provision (benefit):
Federal	(62)	(94)
State	(3)	(24)
Foreign	(19)	(13)
	(84)	(131)

Total tax benefit	$(1,378)	$(690)

We have $4.6 million of net operating loss (“NOL”) carryovers and carrybacks which will begin to expire in 2025.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021.  In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  The Company is evaluating the impact of the CARES Act and expects that the NOL carryback provision of the CARES Act will result in a cash tax benefit to the Company.

Income (loss) before income taxes was earned in the following tax jurisdictions:

(in thousands)	Year Ended December 31,
Income (Loss) Before Income Taxes	2020	2019
United States	$(6,222)	$(1,959)
Spain	161	21
Canada	(204)	(131)
Australia	(7)	(170)
United Kingdom	(7)	(354)
TOTAL	$(6,279)	$(2,593)

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

Deferred income tax assets:	2020	2019
(in thousands)
Inventory	$498	$468
Stock-based compensation	63	51
Accounts receivable	4	5
Sales returns	105	119
Foreign currency translation gain/loss in OCI	323	359
Goodwill and other intangible assets amortization	5	33
Net operating loss	665	459
Accrued expenses	170	-
Leases	250	145
Other	1	-
Total deferred income tax assets	2,084	1,639
Less: valuation allowance	(1,320)	(382)
Total deferred income tax assets, net of valuation allowance	$764	$1,257

Property and equipment depreciation	$682	$740
Accrued expenses	-	90
Total deferred income tax liabilities	682	830

Net deferred tax asset (liability)	$82	$427

We are required to reduce deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We determined a $0.9 million increase to the valuation allowance for deferred income tax assets was necessary as of December 31, 2020, as compared to 2019. Our evaluation considered, among other things, the nature, frequency, and severity of losses, forecasts of future profitability and the duration of statutory carryforward periods.

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

	Year Ended December 31,
	2020	2019
Statutory rate – Federal U.S. income tax	21%	21%
State and local taxes	3%	0%
Permanent book/tax differences	(2)%	(6)%
Difference in tax rates in loss carryback periods	8%	3%
Change in valuation allowance	(10)%	(5)%
Rate differential on UTP reversals	0%	13%
Other, net	2%	1%
Effective rate	22%	27%

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

A reconciliation of the beginning and ending amount of uncertain tax positions (“UTP”) is as follows:

Fiscal Year	2020	2019
UTP at beginning of the year	$296	$1,416
Gross increase (decrease) to tax positions in current period	77	(1,146)
Interest expense	20	26
Lapses in statute	-	-
UTP at end of year	$393	$296

We file tax returns in the U.S. and a limited number of foreign jurisdictions.  With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2015.  Included in the balance of UTPs as of December 31, 2020 and 2019 are $0.1 million and $0.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of UTPs as of December 31, 2020 and 2019 are $0.3 million and $.02 million, respectively, of tax benefits that, if recognized, would result in adjustments primarily to deferred taxes.

8.  COMMITMENTS AND CONTINGENCIES

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

9.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers, from hobbyist crafters to small and large businesses across a wide variety of industries.  No single customer accounted for more than 0.3% of our consolidated revenues in 2020 or 2019, and sales to our five largest customers represented 1.1% and 1.7%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Vendors

We purchase a significant portion of our inventory through one supplier.  Due to the number of alternative sources of supply, we do not believe that the loss of this supplier would have an adverse impact on our operations.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited, although as of December 31, 2020 and 2019, two customers’ balances represented 29.9% and 35.3% of net accounts receivable balance, respectively.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

We maintain a majority of our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

10.  STOCKHOLDERS’ EQUITY

Equity Compensation Plans

Restricted Stock Plan

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares of our common stock for restricted stock and restricted stock unit (“RSU”) awards, on or prior to June 2018, to our executive officers, non-employee directors and other key employees.   In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan through June 2023 (of which, there were 606,712 shares available for future awards as of December 31, 2020).  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In March 2020, as part of their annual director compensation, certain of our non-employee directors were granted a total of 24,010 service-based RSUs under the 2013 Plan which will vest ratably over the next 3 years provided that the participant is employed on the vesting date.  In July 2020, our new CFO was granted a total of 9,063 service-based RSUs under the 2013 Plan which were scheduled to vest ratably over the next 3 years, provided that the participant is employed on the vesting date.  This award was forfeited in January 2021when the grantee left the employ of the Company.  In December 2020, certain of our key employees were granted a total of 18,255 service-based RSUs which vested immediately, under the 2013 Plan.

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

A summary of the activity for non-vested restricted stock and RSU awards is as follows:

	Shares (in thousands)	Weighted Average Share Price
Balance, January 1, 2019	$658	$7.39
Granted	46	5.67
Forfeited	(5)	5.64
Vested	(93)	7.39
Balance, December 31, 2019	$606	$7.27

Balance, January 1, 2020	$606	$7.27
Granted	51	3.94
Vested	(135)	6.63
Balance, December 31, 2020	$522	$7.11

The Company’s stock-based compensation relates to restricted stock and RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.9 million and $0.8 million in 2020 and 2019, respectively.

As of December 31, 2020, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of December 31, 2020, there was unrecognized compensation cost related to non-vested, service-based awards of $2.1 million which will be recognized over 1.9 weighted average years in each of the following years:

Unrecognized Expense
2021	$811,580
2022	759,540
2023	516,286
$2,087,406

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  In 2020 and 2019, we issued 128,619 and 93,408 shares, respectively, resulting from the vesting of restricted stock.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

For the years ended December 31, 2020 and 2019, we repurchased the following shares:

Year ended December 31,	Total shares repurchased	Average price per share
2020	-	$-
2019	131,782	$5.58

As of December 31, 2020, we could repurchase $5,000,000 of our common stock.

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all Delinquent Filings with the SEC.  The Company’s previous share repurchase program expired in August 2020. As of December 31, 2020, the full $5.0 million of our common stock remained available for repurchase under this program.

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

11.  SEGMENT INFORMATION

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

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company is providing quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within the years ended December 31, 2020 and 2019 in order to comply with SEC requirements.

(in thousands, except share and per share data) 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$17,145	$9,146	$15,990	$21,803
Gross profit	9,866	5,243	9,289	11,660
Net loss	(1,738)	(1,775)	(982)	(406)
Net loss per common share:
Basic	$(0.19)	$(0.20)	$(0.11)	$(0.04)
Diluted (1)	$(0.19)	$(0.20)	$(0.11)	$(0.04)
Weighted average number of common shares outstanding:
Basic	9,029,212	9,042,991	9,042,991	9,134,621
Diluted	9,029,212	9,042,991	9,042,991	9,134,621

(1)  For the three months ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, there were 492, 2,290, 1,875 and 3,300 shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed exercise would be anti-dilutive due to a net loss in those periods.

(in thousands, except share and per share data) 2019	First Quarter Restated	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$20,941	$17,197	$16,311	$20,469
Gross profit	12,244	9,371	8,849	11,495
Net income (loss)	1,520	(875)	(1,719)	(830)
Net income (loss) per common share:
Basic	$0.17	$(0.10)	$(0.19)	$(0.09)
Diluted (2)	$0.17	$(0.10)	$(0.19)	$(0.09)
Weighted average number of common shares outstanding:
Basic	9,009,752	8,933,648	8,932,246	9,020,187
Diluted	9,011,107	8,933,648	8,932,246	9,020,187

(2)  For the three months ended June 30, 2019, September 30, 2019 and December 31, 2019, there were 2,290, 2,704 and 8,387 shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed exercise would be anti-dilutive due to a net loss in those periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As previously disclosed in our Comprehensive Form 10-K filing for the period ended December 31, 2019, and in connection with the filing of this Form 10-K for the period ended December 31, 2020, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

Since October 2019 and through the filing date of this Form 10-K, we have taken the following measures, among others:

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020.  We are still in the process of implementing our new point-of-sale system, with a phased implementation throughout 2021.  Also, during January 2021, we hired a new highly-qualified CFO with public company experience.  Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of December 31, 2020, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GENERAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Director/Executive Officer Since	Position
Janet Carr	60	2018	Director, Chief Executive Officer
Michael Galvan	52	2021	Chief Financial Officer
Vicki Cantrell	63	2017	Director
Elaine D. Crowley	62	2021	Director
Jefferson Gramm	46	2014	Chairman of the Board of Directors
Sharon M. Leite	59	2017	Director
James Pappas	40	2016	Director
Sejal Patel	42	2017	Director
William M. Warren	76	2013	Director

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

Vicki Cantrell, 63, is a retail veteran with over 20 years of operational experience.  Since January 2020 she has served as Chief Executive Officer for Vendors in Partnership LLC.  From September 2017 until June 2018, she served as Retail Transformation Officer for Aptos Inc., where Ms. Cantrell brought transformation strategies to the retailer’s businesses and to the vendor/retail partnership.  Prior to that role, Ms. Cantrell served from October 2011 to October 2016 as a Senior Vice President at National Retail Federation, which is the world’s largest retail association. From May 2008 until June 2011, she served as Chief Operating Officer of Tory Burch LLC while it experienced 300% growth.  From April 2003 until May 2008 she served as Chief Information Officer of Giorgio Armani, as it underwent a multi-phase CRM implementation. Ms. Cantrell has worked in all facets of the retail industry, as retailer, vendor/partner and industry spokesperson. She has deep expertise in building and executing strategies to meet evolving needs including enhancing customer acquisition, service and loyalty; determining optimal organizational structure in ever-changing environments; and in building robust cyber security programs.

Elaine D. Crowley, 62, served as Chief Restructuring Officer of Stage Stores, Inc. from May 2020 to October 2020 and served as a member of its Board of Directors from 2014 to 2020.   From 2010 until her retirement in 2012, Ms. Crowley served as Executive Vice President and Chief Financial Officer for Mattress Giant Corporation, a mattress retailer.  From 2008 to 2010, Ms. Crowley served as Executive Vice President and Chief Financial Officer and Senior Vice President, Controller and Chief Accounting Officer/Chief Financial Officer for Michaels Stores, Inc., an arts and crafts retailer.  From August 1990 to September 2007, Ms. Crowley was employed by The Bombay Company, Inc., a furniture and home goods retailer, most recently as Senior Vice President, Chief Financial Officer and Treasurer.  She held that title for administrative purposes while also having served as Liquidation Trustee for the Bombay Liquidation Trust from September 2007 to December 2017.  She has 11 years of public accounting experience principally with Price Waterhouse.  She holds a B.B.A. in accounting from Texas Christian University and is licensed as a certified public accountant in Texas.  Ms. Crowley’s tenure in senior executive and financial roles with other retailers and experience as a Certified Public Accountant in the practice of public accounting provides the Board with valuable leadership experience and financial and retail expertise.

Jefferson Gramm, 46, is a portfolio manager at Bandera Partners LLC, which might be deemed to be an affiliate of ours by virtue of holding approximately 33% of our outstanding common stock. See “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” for information regarding Bandera Partners LLC’s ownership of our common stock.  Mr. Gramm has been in his present position with Bandera since 2006.  His prior experience includes serving as Managing Director of Arklow Capital, LLC, a hedge fund manager focused on distressed and value investments, from October 2004 to July 2006.  He has been a Director of Rubicon Technology since November 2017.  He also served as a Director of Ambassadors Group from May 2014 until October 2015 and of Morgan’s Foods Inc. from April 2013 to March 2014. He served as a Director of Peerless Systems Corp from June 2009 to November 2010.   He received an M.B.A. from Columbia University in 2003 and a B.A. in Philosophy from University of Chicago in 1996.  Mr. Gramm provides a unique and valuable perspective with respect to corporate governance, our stockholder base and stockholder issues in general.

Sharon M. Leite, 59, has been Chief Executive Officer of Vitamin Shoppe, Inc. since August 2018. She previously served as Managing Director, President of Godiva Chocolatier in North America from October 2017 until August, 2018.  Prior to joining Godiva, from February 2016 until May 2017, Ms. Leite was the President of Sally Beauty, US and Canada (NYSE: SBH), an international specialty retailer and distributor of professional beauty products, with over 3,000 stores. Prior to joining SBH, from 2007 until January 2016, Ms. Leite was the Executive Vice President of Sales, Customer Experience, & Real Estate at Pier 1 Imports (NYSE:  PIR).  In addition, Ms. Leite has held various executive leadership roles at Bath and Body Works (L Brands) as well as various sales and operations positions with other prominent retailers including Gap, Inc. and The Walt Disney Company.  She currently serves as a member of the Board of Directors of the National Retail Federation (NRF).  Ms. Leite brings significant general management experience as well as retail sales, operations, digital, e-commerce, real estate, merchandising, marketing and human resource strategies.

James Pappas, 40, is the managing member and owner of JCP Investment Management. Mr. Pappas serves on the board of Innovative Food Holdings, Inc. since 2020.  Mr. Pappas also served as a director of US Geothermal, Inc. from September 2016 until April 2018. He served as a director of Jamba, Inc., a health and wellness brand and leading retailer of freshly squeezed juice, from January 2015 to September 2018; he also served on Jamba, Inc.’s Nominating, Corporate Governance and Audit Committees.  He served on the board of directors of The Pantry, Inc., the largest independently operated convenience store chains in the U.S. from March 2014 until it was acquired in February 2015.  Mr. Pappas also served on the board of directors, including Chairman of the Board, of Morgan’s Foods from February 2012 to May 2014 until it was acquired.  Mr. Pappas received a BBA in Information Technology and a Masters in Finance from Texas A&M University.  Mr. Pappas has substantial skills in marketing and branding, as well as experience with growth-oriented businesses.  Mr. Pappas also offers a strong tactical and financial background.

Sejal Patel, 42, is a Portfolio Manager at Skale Investments since January 2019.  From July 2015 through September 2018, she was a Partner/Advisor at Lake Trail Capital, a private investment firm.  Her prior work experience includes serving as Vice President of Indus Capital, a hedge fund manager focused on Asian and Japanese equities, from 2012 to 2015 and Director for Kelusa Capital Management, a hedge fund manager focused on Asian equities, from 2006 to 2012. She served on the Boards of Value Quest Capital, a value fund based in India, since 2014 and the Tiger Foundation, a non-profit organization based in New York, from 2009 to 2018. She received a B.S. in Economics from the University of Pennsylvania.  Ms. Patel brings a strong financial and business background to our Board.

William M. Warren, 76, is president and sole Director of William M. Warren, PLLC, an independent law firm.  He also serves as of Counsel to Loe Warren P.C., a law firm located in Fort Worth Texas, where he was President and Director from 1979 until December 2019.  He has served as one of our directors from 1993 to 2003 and since 2013 and also served as our Secretary and General Counsel from 1993 until 2018.  Mr. Warren brings to our Board extensive legal and industry experience, as well as a long history with, and deep institutional knowledge of, the Company.

The information relating to the occupations and security holdings of our directors and nominees is based upon information received from them.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Sections 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC.  Based solely on a review of the copies of such reports and amendments thereto furnished to us with respect to fiscal 2020 and written representations from our directors and executive officers, we believe that, during fiscal 2020, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except that a Form 3 and Form 4 were not filed reporting Steven Swank’s initial ownership upon joining the Company as Chief Financial Officer and an initial grant of restricted stock units made to him (which was reported on a Form 8-K).

CODE OF ETHICS

The Company’s Board of Directors has adopted the Tandy Leather Factory, Inc. Code of Business Conduct and Ethics, which applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and all other employees and Directors of the Company.  This Code can be found at the Company’s website, www.tandyleather.com, under the Investor Relations/Corporate Governance tabs.

AUDIT COMMITTEE

The Audit Committee’s basic role is to assist the Board of Directors in fulfilling its fiduciary responsibility pertaining to our accounting policies and reporting practices.  Among other duties, the Audit Committee is to be the Board of Directors’ principal agent in assuring the independence of our outside auditor, the integrity of management, and the adequacy of disclosures to stockholders.  The Audit Committee has been structured to comply with the requirements of Section 3(a)(58)(A) of the Exchange Act.  The Board of Directors has determined that all members of the Audit Committee are “independent” under the applicable rules of the Nasdaq and that James Pappas, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.  The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.tandyleather.com.  The Audit Committee met seven times during 2020.  The Report of the Audit Committee for the fiscal year ended December 31, 2020 appears below.

Report of the Audit Committee

As members of the Audit Committee, we oversee Tandy Leather Factory, Inc.’s financial reporting process on behalf of the Board of Directors.  Management is responsible for the preparation, presentation, and integrity of our financial statements, accounting and financial reporting principles, internal controls, and procedures designed to ensure compliance with accounting standards, applicable laws, and regulations.

During 2020 we recommended, and the Board of Directors approved, the appointment of Weaver as independent auditors for the year ended December 31, 2020.  Our auditors are responsible for performing an independent audit of the consolidated financial statements and expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States.

The Audit Committee has received from Weaver the written disclosures and the letter required by the applicable requirements of the PCAOB regarding Weaver’s communications with the Audit Committee concerning independence and the Audit Committee has discussed with Weaver their independence from us and our management.

As previously disclosed, in October 2019 the Company’s management, in consultation with the Audit Committee, determined that the Company’s previously issued Consolidated Financial Statements for the years 2017 and 2018 and quarterly periods between January 1, 2017 and March 31, 2019 should no longer be relied upon due to misstatements related to the Company’s accounting processes for inventory transactions.  The Company undertook to make the necessary accounting corrections and restate such financial statements.

The foregoing report was submitted by the Audit Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

AUDIT COMMITTEE:
James Pappas, Chairman
Elaine D. Crowley
Sharon M. Leite
Sejal Patel

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The primary focus of our executive compensation programs is to improve our performance year over year and over a longer-term period.  The compensation programs were designed to provide the tools necessary to hire executives with the skills needed to manage Tandy Leather Factory, Inc. to meet these goals and to retain them over the long-term.  In developing the programs, a key consideration was to have plans that were easy to understand and administer, while being competitive with companies of similar size and philosophy.  Over the past several years, management and the Compensation Committee have worked to refine the compensation programs used to ensure that they support these goals and our ongoing business objectives.  Our philosophy has been to reward team performance, measured by our overall results.  Each executive officer’s compensation is linked to their individual contribution toward increases in the size of our operations, our income, and increases in stockholder value.  At the 2020 Annual Meeting, stockholders were asked to approve Tandy Leather Factory, Inc.’s 2019 executive compensation programs.  Approximately 99% of the shares voted approved the program.  In consideration of these results and other factors the Compensation Committee evaluates on a regular basis, the Compensation Committee concluded that Tandy Leather Factory, Inc.’s existing executive compensation programs continue to be appropriate to support Tandy Leather Factory, Inc.’s compensation philosophy and objectives described in this discussion.

Compensation for our executive officers consists of the following components:

•	Base salary;
•	Annual incentive bonus;
•	Restricted stock unit grants;
•	Retirement and other benefits, and
•	Employment Agreements.

Each of these elements of pay is described below.

Company Performance.  In 2020, Tandy Leather Factory, Inc.’s sales decreased approximately 15% from 2019, as the Company’s entire fleet of stores was temporarily shut down by the COVID-19 pandemic.  Because of the ongoing financial restatement, the Company has not yet announced (as of the date of this information statement) its full-year gross profits or operating expenses for 2020.

Base Salary

Base salaries are intended to reward our executive officers based upon their roles within Tandy Leather Factory, Inc. and for their performance in those roles.  Base salaries are established when an executive officer is hired, based on prior experience and compared to salaries for comparable positions in other companies.  Base salaries are generally increased annually, if market factors dictate such increases and assuming our financial performance is satisfactory.  The Company did not increase, and temporarily lowered because of the COVID-19 pandemic, base salaries for its executive officers during 2020.

Bonuses

We award discretionary bonuses to our executive officers, as determined by the Compensation Committee.  We determine these bonuses on a subjective basis, considering business prospects for the upcoming year and the improvement in our net income and financial position for the year in question.  These discretionary bonuses are awarded annually and paid in the first quarter of the following year.  We did not award any bonuses to our executive officers for 2020.

Restricted Stock Unit Grants

We award restricted stock unit grants to promote long-term retention of executive officers and permit them to accumulate equity ownership in Tandy Leather Factory, Inc., so that the interests of our management team are directly aligned with the interest of our stockholders.  We believe it is important to have an element of compensation that is focused directly on retaining talent so that we can minimize potential loss of company and industry knowledge and the disruption inherent in unplanned turnovers.  Restricted stock unit grants also align our executive officers with our stockholders by making them stockholders themselves.  Retaining talent and aligning interests encourages our executive officers to take actions to enhance the value of our business and increase stockholder value.  Time-based restricted stock unit awards generally vest equally over four years.  We did not grant any restricted stock units to our Chief Executive Officer during 2020.  In July 2020, the Company awarded Steven Swank, its Chief Financial Officer, a new-hire grant of restricted stock units valued at $30,000, which were scheduled to vest one year after the grant date; these units were cancelled when Mr. Swank left the Company in March 2021.

Retirement and Other Benefits

Our benefits program includes a retirement plan and a group insurance program.  The objective of the program is to provide executive officers with reasonable and competitive levels of protection against the four contingencies (retirement, death, disability and ill health) that could interrupt the executive officer’s employment and/or income received as an active employee.  Our retirement plans are designed to provide a competitive level of retirement income to our executive officers and to reward them for continued service with Tandy Leather Factory, Inc.  The retirement program for executive officers consists of a tax-qualified 401(k) Plan that covers all full-time employees.  The group insurance program consists of life and health insurance benefits plans that cover all full-time employees.

Employment Agreement with Ms. Carr

We have entered into an employment agreement with Janet Carr, CEO, dated as of October 2, 2018.   Under this agreement, Ms. Carr is entitled to receive an annual base salary of $500,000 and is eligible to receive an annual discretionary bonus, as determined by the Board.  Also under this agreement, On October 2, 2018, Ms. Carr received: (i) a time-based equity grant of 460,000 restricted stock units (“RSUs”) that vest over five years from the date of the grant; (ii) a performance-based equity grant of 92,000 RSUs that will vest if/when the Company’s operating income exceeds $12 million dollars two fiscal years in a row; and (iii) a performance-based equity grant of 92,000 RSUs that will vest if/when the Company’s operating income exceeds $14 million dollars in one fiscal year.  Ms. Carr was also reimbursed for reasonable costs and expenses in connection with her commute and relocation from New York to Texas in 2019.  If Ms. Carr’s employment is terminated by the Company without Cause or by Ms. Carr for Good Reason (each as defined in her employment agreement), Ms. Carr would receive twelve months of base salary and an annual reimbursement of COBRA payments and vest in a pro-rata portion of the time-based RSUs, based on the number of days that Ms. Carr is employed.  Any unvested performance-based RSUs would be forfeited.  In the event that Ms. Carr’s employment is terminated by the Company without Cause or by Ms. Carr for Good Reason within six months prior to or one year after a Change in Control (as defined in her employment agreement), Ms. Carr would receive thirty-six months of base salary and an annual reimbursement of COBRA payments and vest in a pro-rata portion of the time-based RSUs, based on the number of days that Ms. Carr had been employed.  Any unvested performance-based RSUs would be forfeited.  Under this agreement, a “Change in Control” is a defined term that includes a merger, a sale of all or substantially all of our assets or a similar transaction involving us, a third party acquiring more than 50% of our shares which includes, in general, a person or entity becoming a 50% or greater stockholder of us, a covered removal of directors on our board of directors, or our liquidation or dissolution.

Change in Control Effect on other Restricted Stock Units

Our 2013 Restricted Stock Plan (which does not govern the grants to Ms. Carr described above) also provides for accelerated vesting in the event of a “change of control”, whose meaning is materially the same as a Change in Control described above for Ms. Carr’s employment agreement.  Except to the extent that the Compensation Committee provides a result more favorable to holders of awards, in the event of a change of control, restricted stock units that are not vested before a change of control will vest on the date of the change of control.

Separation and Release Agreement with Steven Swank

We entered into a Separation and Release Agreement with Steven Swank, the Company’s Chief Financial Officer from July 2020 until January 2021, dated as of January 6, 2021.  Pursuant to this agreement, Mr. Swank remained with the Company until March 5, 2021 (the “Separation Date”) to assist with transition.  During this period, Mr. Swank continued to receive his base salary of $275,000 per year and continued to participate in all company health and retirement plans and other benefits programs.  The Company also agreed not to seek reimbursement from Mr. Swank for relocation or health insurance-related payments totaling $44,544 made to Mr. Swank at the time of his hire.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis (“CD&A”) with management.

The foregoing report was submitted by the Compensation Committee and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC, other than as provided in Item 407 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act.

COMPENSATION COMMITTEE:
Sharon M. Leite, Chair Vicki Cantrell Jefferson Gramm

COMPENSATION TABLES AND OTHER INFORMATION

The following table includes information required by Item 402 of Regulation S-K promulgated by the SEC.  The amounts shown represent the compensation paid to our named executive officers for each fiscal year noted in the table, for services rendered to us.  For a more complete discussion of the elements of compensation included in this table, please refer to the discussion reflected in “Compensation Discussion and Analysis” above.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Restricted Stock Awards		All Other Compensation			Total
Janet Carr, Chief Executive Officer (1)	2020 2019 2018	$ $ $	361,574 500,000 113,010	$	- - -	$ $	- - 4,759,160	$ $	10,000 20,230	(3) (3) -	$ $ $	371,574 520,230 4,872,170
Steven Swank, Chief Financial Officer (2)	2020		$123,077		$-		$30,000		$44,544	(4)		$197,621

(1)
In October 2018, Ms. Carr was appointed CEO with an annual salary of $500,000.  In addition, Ms. Carr was granted 644,000 restricted stock units; the amount reported as the value of these restricted stock units is based on the grant date fair value of $7.39 per share, computed in accordance with FASB ASC Topic 718.

(2)
In July 2020, Mr. Swank was granted restricted stock units valued on the grant date at $30,000 based on the grant date fair value of $3.31 per share, computed in accordance with FASB ASC Topic 718.  Mr. Swank’s position as an executive officer of the Company terminated in January 2021, although he continued to remain employed by the Company in a non-executive-officer capacity until March 2021, at which time these restricted stock units were cancelled.

(3)	For 2019, represents Company-reimbursed moving expenses for Ms. Carr. For 2020, represents matching funds contributed to Ms. Carr’s Company 401(k) plan.
(4)	Represents $42,376 paid by the Company to Mr. Swank for his relocation to Texas and $2,168 reimbursed to Mr. Swank for extending his health insurance coverage from his prior employer.

GRANTS OF PLAN-BASED AWARDS

The Company did not grant any plan-based or non-plan-based equity awards to its Chief Executive Officer during 2020.  In July 2020, the Company awarded Steven Swank, its Chief Financial Officer, a new-hire grant of restricted stock units valued at $30,000, which were scheduled to vest one year after the grant date; these units were cancelled when Mr. Swank left the Company in March 2021.

OUTSTANDING STOCK AWARDS
as of December 31, 2020

Name	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)
Janet Carr (1)	460,000	$1,472,000
Steven Swank (2)	9,063	$29,002

(1)
Vesting is subject to Ms. Carr’s continued employment with the Company and to the achievement of performance criteria set forth in 184,000 performance-based restricted stock award units granted to her in 2018.

(2)	All stock awards held by Mr. Swank were cancelled upon his departure from the Company in March 2021.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans (including individual compensation arrangements) that authorize the issuance of shares of our common stock.  The information is aggregated in two categories: plans previously approved by our stockholders and plans not approved by our stockholders.  The table includes information for officers, directors, employees and non-employees.  All information is as of December 31, 2020.

Plan Category	Column (A) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Column (B) Weighted-average exercise price of outstanding options, warrants and rights	Column (C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (A)
Equity compensation plans approved by stockholders	61,215	$-	630,202
Equity compensation plans not approved by stockholders	460,000	-	-
TOTAL	521,215	$-	630,202

DIRECTOR COMPENSATION

Compensation of non-employee directors is determined by the Board. Our non-employee directors are paid an annual cash retainer of $16,000; in addition, the Chairman of the Audit Committee is paid an additional annual retainer of $5,000, and other members of the Audit Committee are paid an additional retainer of $2,000. All directors are reimbursed for reasonable expenses incurred in connection with their service on our Board of Directors, including the committees thereof.

We generally award restricted stock units annually to each non-employee director in accordance with our 2013 Restricted Stock Plan; these grants generally have a value equal to approximately $14,000 (based on the fair market value of our common stock as of the date of grant) and vest equally over a four-year period from the date of grant.   Between February 2017 and the end of 2018, we did not award any equity to our non-employee directors, and the Board has determined that this was an oversight that should be corrected with increased grants in 2019 and 2020.  Accordingly, in February 2020, we awarded each non-employee director other than Mr. Gramm (who voluntarily declined this equity grant) an increased grant of restricted stock units with a fair market value equal to $23,000 as of the grant date; the shares underlying the 2020 awards will vest equally over a three-year period from the date of grant.  In February 2021, we awarded each non-employee director other than Mr. Gramm (who voluntarily declined this equity grant) a grant of restricted stock units with a fair market value equal to $14,000 as of the grant date; the shares underlying the 2021 awards will vest equally over a four-year period from the date of grant.  Upon joining the Board in May 2021, Elaine Crowley was awarded a grant of restricted stock units with these same terms.

The goal of our restricted stock unit grants to directors is to attract and retain competent non-employee personnel to serve on our Board of Directors by offering them long-term equity incentives.  Each of our non-employee directors is eligible to participate in this plan.

DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation paid by us to our non-employee directors for their service on the Board during the year ended December 31, 2020.  Our directors who are also employees receive no additional compensation for serving as directors.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards($)	Total ($)
Vicki Cantrell	$16,000	$23,000	$39,000
Jefferson Gramm	16,000	-	16,000
Sharon M. Leite	18,000	23,000	41,000
James Pappas	21,000	23,000	44,000
Sejal Patel	18,000	23,000	41,000
William Warren	16,000	23,000	39,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the following as of May 20, 2021, the record date for the Annual Meeting:

•	Beneficial owners of more than 5 percent of the outstanding shares of our common stock, other than our officers and directors;
•	Beneficial ownership by our current directors and nominees and the named executive officers set forth in the Summary Compensation table below; and
•	Beneficial ownership by all our current directors and executive officers as a group, without naming them.

The percentage of beneficial ownership is calculated on the basis of 8,663,921 shares of our common stock outstanding as of July 31, 2021.  The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Bandera Partners LLC (2) 50 Broad Street, Suite 1820 New York, NY 10004	2,857,936	33.0%
Common Stock	JCP Investment Partnership, LP (3) 1177 West Loop South, Suite 1650 Houston, TX 77027	859,197	9.9%

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(4)		Percent of Class
Common Stock	Janet Carr		192,800	2.2%
Common Stock	Michael Galvan		-	*
Common Stock	Vicki Cantrell		3,374	*
Common Stock	Elaine D. Crowley		-	*
Common Stock	Jefferson Gramm(2)		2,864,055	33.1%
Common Stock	Sharon M. Leite		3,374	*
Common Stock	James Pappas (3)		863,922	10.0%
Common Stock	Sejal Patel		3,374	*
Common Stock	William Warren		28,516	*
	All Current Directors and Executive Officers as a Group (9 persons)	3,959,415		45.7%

* Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

(1)
All shares of common stock are owned beneficially, and such owner has sole voting and investment power, unless otherwise stated.  The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)
Holdings shown for Jefferson Gramm and Bandera Partners, LLC are based on a Schedule 13D/A filed on February 5, 2021 by Mr. Gramm and Bandera Partners, LLC.  Bandera Partners, LLC is the investment manager of Bandera Master Fund L.P. in whose name 2,857,936 of our shares are held.  Messrs. Gregory Bylinksy and Jefferson Gramm are Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners LLC.  Bandera Master Fund L.P. has delegated to Bandera Partners the sole and exclusive authority to vote and dispose of the securities held by Bandera Master Fund.  As a result, each of Bandera Partners and Messrs. Bylinksy and Gramm may be deemed to beneficially own the shares held by Bandera Master Fund.

(3)
Holdings shown JCP Investment Management, LLC are based on a Schedule 13D/A filed on December 6, 2018 by JCP Investment Management, LLC. Mr. Pappas, one of our Directors, is a Managing Member and Owner of JCP Investment Management, LLC.  As a result, Mr. Pappas may be deemed to beneficially own the shares held by JCP Investment Management, LLC.  Ownership percentages in the table are rounded to the nearest 1/10%; actual ownership percentage for Mr. Pappas is 9.97%.

(4)	To our knowledge, none of these shares have been pledged.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 28, 2021, the Company entered into an agreement with Central Square Management (the “Seller”), an institutional shareholder of more than 5% of the Company’s common stock, to repurchase 500,000 shares of the Company’s common stock in a private transaction.  The purchase price was $3.35 per share and $1,675,000 in total.  The closing of the repurchase of those shares took place on February 1, 2021.  Prior to the repurchase, the Shares represented approximately 5.5% of the Company’s outstanding common stock.  The Company believes that the transaction was an arm’s length transaction, at the then-current market price for the Company’s common stock and otherwise on favorable terms to the Company.

For our last two fiscal years, there have been no other transactions, and there is no currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for our last two most recently completed fiscal years, and in which any related person, as defined under Item 404(a) of Regulation S-K, had or will have a direct or indirect material interest.  Such related persons include our directors, executive officers, nominees for director, any beneficial owner of more than five percent (5%) of our common stock, and their immediate family members.

Our Code of Business Conduct, which applies to all employees, including our executive officers and our directors, provides that our employees and officers and members of our Board of Directors are expected to use sound judgement to help us maintain appropriate compliance procedures and to carry out our business with honesty and in compliance with law and high ethical standards.  In addition, our directors and officers are expected to report any potential related party transactions to the Board of Directors.  Our Audit Committee, on behalf of the Board of Directors, reviews the material facts of all reported matters, by taking into account, among other factors it deems appropriate, whether a transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction to determine whether an actual conflict of interest exists.  No director may participate in any discussion or approval of a matter for which he or she is a related party.  An annual review and assessment of any ongoing relationship with a related party is performed by the Audit Committee and reported to the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weaver & Tidwell performed the audit of our 2018 financial statements, as well as the reviews of the financial statements included in our Forms 10-Q during 2018 and the first quarter of 2019.  They also have performed services in connection with the pending restatement of our 2017 – 2018 financial statements and with the pending preparation of financial statements for periods since January 1, 2019.  The amounts shown below are the aggregate amounts paid to Weaver during 2020 and 2019 for services in the categories indicated.

Types of Fees	2020	2019
Audit fees	$352,691	$125,850
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$352,691	$125,850

In accordance with the charter of our Audit Committee as in effect at the relevant times and the rules of the SEC, the Audit Committee approved all of the fees indicated above before the services were provided, except for the portions of the 2019 and 2020 fees relating to the financial restatement of the prior years, which were not able to be determined before the services were begun.  The Audit Committee considered the services listed above to be compatible with maintaining Weaver’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Form 10-K:

1.  Financial Statements

The following Consolidated Financial Statements are included in Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2020 and 2019
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

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

10.4
Form of Employee Restricted Stock Award Agreement under Tandy Leather Factory, Inc.’s 2013 Restricted Stock Plan, filed as Exhibit 10.7 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014 and incorporated by reference herein.

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

10.8
Form of Stock Purchase Agreement dated January 28, 2021 between the Company and Central Square Management, filed as Exhibit 10.14 to the Tandy Leather Factory, Inc.’s 2019 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

14.1
Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors on December 4, 2018, filed as Exhibit 14.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
By:
/s/ Janet Carr
Janet Carr
Chief Executive Officer

Dated: September 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jefferson Gramm	Chairman of the Board	September 2, 2021
Jefferson Gramm

/s/ Janet Carr	Chief Executive Officer, Director	September 2, 2021
Janet Carr	(principal executive officer)

/s/ Michael Galvan	Chief Financial Officer	September 2, 2021
Michael Galvan	(principal financial officer and
principal accounting officer)

/s/ William M. Warren	Director	September 2, 2021
William M. Warren

/s/ James Pappas	Director	September 2, 2021
James Pappas

/s/ Vicki Cantrell	Director	September 2, 2021
Vicki Cantrell

/s/ Sharon M. Leite	Director	September 2, 2021
Sharon M. Leite

/s/ Sejal Patel	Director	September 2, 2021
Sejal Patel

/s/ Elaine D. Crowley	Director	September 2, 2021
Elaine D. Crowley