Form 10-Q
period 2021-03-31
TANDY LEATHER FACTORY INC
filed 2021-09-21
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of September 17, 2021, the registrant had 8,666,886 shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

ii

Cautionary Statement Regarding Forward-Looking Statements and Information

The following discussion, as well as other portions of this Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLFA”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Unless the context otherwise indicates, references in this Form 10-Q to “TLFA,” “we,” “our,” “us,” the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	March 31,	December 31,
	2021	2020
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,761	$10,329
Accounts receivable-trade, net of allowance for doubtful accounts of $14 at March 31, 2021 and December 31, 2020	408	350
Inventory	38,891	36,779
Income tax receivable	1,550	2,753
Prepaid expenses	857	536
Other current assets	258	265
Total current assets	52,725	51,012

Property and equipment, at cost	27,590	27,468
Less accumulated depreciation	(15,335)	(15,078)
Property and equipment, net	12,255	12,390

Operating lease assets	11,253	11,772
Finance lease assets	43	44
Deferred income taxes	63	82
Other intangibles, net of accumulated amortization of $548 at March 31, 2021 and December 31, 2020	6	6
Other assets	387	387
TOTAL ASSETS	$76,732	$75,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$7,822	$5,737
Accrued expenses and other liabilities	3,986	3,642
Current portion of operating lease liabilities	3,061	3,530
Current portion of finance lease liabilities	14	14
Total current liabilities	14,883	12,923

Uncertain tax positions	393	393
Other non-current liabilities	463	463
Operating lease liabilities, non-current	9,124	9,245
Finance lease liabilities, non-current	26	29
Long-term debt, net of current maturities	429	446

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,091,262 and 10,575,182 shares issued at March 31, 2021 and December 31, 2020, respectively	24	25
Paid-in capital	4,433	5,924
Retained earnings	58,055	57,310
Treasury stock at cost (1,424,376 shares at March 31, 2021 and December 31, 2020, respectively)	(9,773)	(9,773)
Accumulated other comprehensive loss (net of tax of $0 and $395 at March 31, 2021 and December 31, 2020, respectively)	(1,325)	(1,292)
Total stockholders’ equity	51,414	52,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,732	$75,693

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020

Net sales	$21,394	$17,145
Cost of sales	9,208	7,279
Gross profit	12,186	9,866

Operating expenses	11,221	11,096
Impairment expense	-	1,069

Income (loss) from operations	965	(2,299)

Other (income) expense:
Interest expense	5	-
Other, net	(8)	(53)
Total other (income) expense	(3)	(53)

Income (loss) before income taxes	968	(2,246)

Provision (benefit) for income taxes	223	(508)

Net income (loss)	$745	$(1,738)

Foreign currency translation adjustments, net of tax	(33)	(346)

Comprehensive income (loss)	$712	$(2,084)

Net income (loss) per common share:
Basic	$0.08	$(0.19)
Diluted	$0.08	$(0.19)

Weighted average number of shares outstanding:
Basic	8,811,752	9,029,212
Diluted	8,811,752	9,029,212

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$745	$(1,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	254	335
Operating lease asset amortization	832	898
Impairment of long-lived assets	-	1,069
Loss on disposal of assets	-	6
Stock-based compensation	183	228
Deferred income taxes	19	(264)
Exchange gain	-	(3)
Changes in operating assets and liabilities:
Accounts receivable-trade	(65)	88
Inventory	(2,101)	(5,302)
Prepaid expenses	(321)	27
Other current assets	7	46
Accounts payable-trade	2,041	3,107
Accrued expenses and other liabilities	316	(385)
Income taxes, net	1,198	(293)
Other assets	-	(952)
Operating lease liabilities	(903)	(890)
Total adjustments	1,460	(2,285)
Net cash provided by (used in) operating activities	2,205	(4,023)

Cash flows from investing activities:
Purchase of property and equipment	(116)	(184)
Purchase of short-term investments	-	(1,697)
Proceeds from sales of assets	-	1
Proceeds from sales of short-term investments	-	1,700
Net cash used in investing activities	(116)	(180)

Cash flows from financing activities:
Payment of finance lease obligations	(3)	-
Repurchase of common stock	(1,675)	-
Net cash used in financing activities	(1,678)	-

Effect of exchange rate changes on cash and cash equivalents	21	(279)

Net increase (decrease) in cash and cash equivalents	432	(4,482)
Cash and cash equivalents, beginning of period	10,329	15,905

Cash and cash equivalents, end of period	$10,761	$11,423

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
Unaudited
(in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2020	9,150,806	$25	$5,924	$(9,773)	$57,310	$(1,292)	$52,194
Stock-based compensation expense	-	-	183	-	-	-	183
Issuance of restricted stock	16,080	-	-	-	-	-	-
Repurchase of common stock	(500,000)	(1)	(1,674)	-	-	-	(1,675)
Net income	-	-	-	-	745	-	745
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(33)	(33)
Balance, March 31, 2021	8,666,886	$24	$4,433	$(9,773)	$58,055	$(1,325)	$51,414

Balance, December 31, 2019	9,022,187	$25	$5,037	$(9,773)	$62,211	$(1,081)	$56,419
Stock-based compensation expense	-	-	228	-	-	-	228
Issuance of restricted stock	20,804	-	-	-	-	-	-
Net loss	-	-	-	-	(1,738)	-	(1,738)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(346)	(346)
Balance, March 31, 2020	9,042,991	25	$5,265	$(9,773)	$60,473	$(1,427)	$54,563

The accompanying notes are an integral part of these Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Tandy Leather Factory, Inc. (“TLFA,” “we,” “our,” “us,” the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries)  is one of the world’s largest specialty retailers of leather and leathercraft-related items.  Founded in 1919 in Fort Worth, Texas, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere.  Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements.  In the opinion of management, the accompanying Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2021 and December 31, 2020, our results of operations for the three month periods ended March 31, 2021 and 2020, our cash flows for the three-month periods ended March 31, 2021 and 2020, and our statements of stockholders’ equity as of March 31, 2021 and 2020.  The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions.  The Company continually evaluates the information used to make these estimates as the business and the economic environment changes.  Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions.  These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2020.

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

As part of the Company’s accounting policy for long-lived asset impairments, we believe the COVID-19 impact on the Company’s results of operations, cash flows and financial position and the ongoing uncertainty the virus had created around future operating results represented a triggering event during the first quarter of 2020 and continued throughout the remainder of 2020.

For the three months ended March 31, 2020, the Company recorded impairment expense of $1.1 million, primarily related to property and equipment and operating lease assets for certain stores that underperformed to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.  For the three months ended March 31, 2021, the Company recorded no impairment expense.

Significant Accounting Policies

Cash and cash equivalents.  The Company considers investments with a maturity when purchased of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents.

Foreign currency translation and transactions.  Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity and presented net of tax.  Gains and losses resulting from foreign currency transactions are reported in the statements of income under the caption “Other (income) expense, net” for all periods presented.

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

As of March 31, 2021 and December 31, 2020, we have established a sales return allowance of $0.2 million and $0.2 million, respectively, based on historical customer return behavior and other known factors.  The sales return allowance is included in accrued expenses and other liabilities, while an estimated value of the merchandise expected to be returned of $0.1 million and $0.1 million is included in other current assets as of March 31, 2021 and December 31, 2020, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of March 31, 2021 and December 31, 2020, our gift card liability, included in accrued expenses and other liabilities, totaled $0.2 million and $0.2 million, respectively.  We recognized gift card revenue of $0.1 million in the first quarter of 2021 from the December 31, 2020 deferred revenue balance and $0.1 million during the first quarter of 2020 from the December 31, 2019 deferred revenue balance.

For the three months ended March 31, 2021 and 2020, we recognized $0.7 million and $0.2 million, respectively, in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three months ended March 31, 2021 and 2020 is disaggregated by geographic areas as follows:

(in thousands)	Three Months Ended March 31,
	2021	2020
United States	$18,752	$15,333
Canada	2,157	1,493
Spain	485	319
Net sales	$21,394	$17,145

Geographic sales information is based on the location of the customer.  Excluding Canada, no single foreign country had net sales greater than 2.3% and 1.9%, respectively, of our consolidated net sales for the three-month periods ended March 31, 2021 and 2020.

Discounts.  We offer a single retail price level, plus three volume-based levels for commercial customers.  Discounts from those price levels are offered to Business, Military/First Responder and Employee customers.  Such discounts do not convey a material right to these customers since the discounted pricing they receive at the point of sale is not dependent upon any previous or subsequent purchases.  As a result, sales are reported after deduction of discounts at the point of sale.  We do not pay slotting fees or make other payments to resellers.

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

(in thousands)	March 31, 2021	December 31, 2020
On hand:
Finished goods held for sale	$33,937	$32,654
Raw materials and work in process	831	828
Inventory in transit	4,123	3,297
TOTAL	$38,891	$36,779

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

Impairment of Long-Lived Assets.  We evaluate long-lived assets on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain assets may not be recoverable.  Upon the occurrence of a triggering event, ROU lease assets, property and equipment and definite-lived intangible assets are reviewed for impairment and an impairment loss is recorded in the period in which it is determined that the carrying amount of the assets is not recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group.  The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the individual store level.  If the estimated undiscounted future net cash flows for a given store are less than the carrying amount of the related store assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets.  The impairment loss is then allocated across the asset group’s major classifications which in this case are operating lease assets and property and equipment.  Triggering events at the store level could include material declines in operational and financial performance or planned changes in the use of assets, such as store relocation or store closure.  This evaluation requires management to make judgements relating to future cash flows, growth rates and economic and market conditions.  The fair value of an asset group is estimated using a discounted cash flow valuation method.

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

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt.  As of March 31, 2021 and December 31, 2020, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated or equaled their fair values.  There were no transfers into or out of Levels 1, 2 and 3 three months ended March 31, 2021 and March 31, 2020.

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

Accounts Receivable and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2021, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at March 31, 2021 and December 31, 2020 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization consisted of the following:

(in thousands)	March 31, 2021
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554	$548	$6
TOTAL	$554	$548	$6

	December 31, 2020
	Gross	Accumulated Amortization	Net
Trademarks/copyrights	$554	$548	$6
TOTAL	$554	$548	$6

All our intangible assets are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million during both the three months ended March 31, 2021 and 2020 was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

Recently Adopted Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted this ASU on January 1, 2021; the adoption of this ASU did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

On April 2, 2020, the Company’s primary bank, BOKF, NA d/b/a Bank of Texas, terminated a $6.0 million working capital line of credit facility secured by inventory and a $15.0 million credit facility secured by the Company’s owned real estate as a result of the failure to provide timely quarterly financial statements and compliance certificates required under the facilities.  The delay was the result of the need to restate previously filed financial statements and file subsequent delinquent filings with the SEC.   As of the date of the termination, Tandy had no borrowings outstanding under these line of credit facilities or with any other lending institution.

3.  INCOME TAX

Our effective tax rate for the three months ended March 31, 2021 and 2020 was 23.0% and 22.6%, respectively.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

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

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.  In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023.  As of March 31, 2021, there were 594,553 shares available for future awards.  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In March 2021, as part of their annual director compensation, certain of our non-employee directors were granted a total of 21,671 service-based RSUs under the 2013 Plan which will vest ratably over the next four years provided that the participant is still on the board on the vesting date.

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

A summary of the activity for non-vested restricted stock and RSU awards as of March 31, 2021 and 2020 is presented below:

	Shares (in thousands)	Weighted Average Share Price
Balance, December 31, 2020	522	$7.11
Granted	22	3.85
Forfeited	(11)	3.53
Vested	(16)	5.28
Balance, March 31, 2021	517	$7.10

Balance, December 31, 2019	606	$7.27
Granted	24	4.78
Vested	(19)	6.61
Balance, March 31, 2020	611	$7.20

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million for both the three-month periods ended March 31, 2021 and 2020.

As of March 31, 2021, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of March 31, 2021, there was unrecognized compensation cost related to non-vested, service-based restricted stock and RSU awards of $2.0 million which will be recognized in each of the following years:

(in thousands)
2021	$613
2022	780
2023	534
2024	21
2025	3
Unrecognized Expense	$1,951

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the three months ended March 31, 2021, we issued 16,080 shares resulting from the vesting of restricted stock.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2021 and 2020:

(in thousands, except share data)	Three Months Ended March 31,
	2021	2020
		(1)
Numerator:
Net income (loss)	$745	$(1,738)

Denominator:
Basic weighted-average common shares outstanding	8,811,752	9,029,212
Diluted weighted-average common shares outstanding	8,811,752	9,029,212

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASE

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all delinquent filings with the SEC.  The Company’s previous share repurchase program expired in August 2020.  As of March 31, 2021 and 2020, the full $5.0 million of our common stock remained available for repurchase under this program.

On January 28, 2021, we entered into an agreement with an institutional shareholder of the Company, to repurchase 500,000 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $3.35 per share for a total of $1.7 million. The closing of the repurchase took place on February 1, 2021, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 5.5% of our outstanding common stock.  This repurchase was separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the plan described in the previous paragraph.

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

New management joined the Company in October 2018 and set new strategic directions for both short and long term.  The overarching goal is to invest in rebuilding a foundation for growth by: 1) improving our brand proposition, 2) reversing the sales decline with business customers, 3) building our talent, processes, tools and systems and 3) positioning us for long-term growth.  A number of key initiatives to achieve these goals were begun in 2019 and continued into 2021.  However, the onset of the COVID-19 pandemic in March of 2020 shifted our strategic focus to company survival and cash preservation.  With all of the retail stores temporarily closed to the public by the end of March, 2020, web sales, digital marketing and centralized web fulfillment became the highest priority.

Key initiatives in 2020 and 2021 included:

◾
Accelerating implementation of our new web platform which supported a significantly improved consumer experience (look-and-feel, searchability, relevant content including video, and product and pricing information) integration of inventory, shipping and other systems, and substantial reduction in the time, manual effort and need for outside resources to make additions and changes;

◾
Accelerating centralization of our web fulfillment activities to our Fort Worth warehouse which provided significant improvement in fulfillment rates and shipping times, and supported early product testing, an increase in product breadth by offering online-only items that required limited inventory investment, and other inventory efficiencies;

◾	Shifting marketing resources from print and in-store activities to digital, with increased investments in SEO, SEM, email, digital advertising, social media, SMS/MMS, and affiliate links;
◾	Accelerating the retail employee training program in the areas of product knowledge, leathercrafting knowledge and selling tools while stores were closed;
◾
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

◾	Continuing to improve the quality and assortment of the product offering to better appeal to more advanced leather-crafters and business customers; and
◾	Continuing to build the organization, processes, infrastructure, tools and systems to efficiently execute these strategies.

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

As part of the Company’s accounting policy for long-lived asset impairments, we believed the COVID-19 impact on the Company’s results of operations, cash flows and financial position and the ongoing uncertainty the virus had created around future operating results represented a triggering event starting in the first quarter of 2020 and continued throughout the remainder of 2020.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2020.

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

Leases.  We lease certain real estate for our retail store locations under long-term lease agreements. Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognize a lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term. For our operating leases, the present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain we will exercise such an option. The exercise of lease renewal options is generally at our discretion. Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. We discount lease payments using our incremental borrowing rate based on information available as of the measurement date. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets. For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated statements of operations and comprehensive income (loss). As of March 31, 2021, we have no sublease agreements and no lease agreements in which we are named as a lessor. Subsequent to the recognition of our operating lease assets and lease liabilities, we recognize lease expense related to our operating leases on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term. We also perform interim reviews of our operating lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

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

Results of Operations

Three Months Ended March 31, 2021 and 2020

The following table presents selected financial data:

(in thousands)	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Sales	$21,394	$17,145	$4,249	24.8%
Gross profit	12,186	9,866	2,320	23.5%
Gross margin percentage	57.0%	57.5%		(0.5%)
Operating expenses	11,221	11,096	125	1.1%
Impairment expenses	-	1,069	(1,069)	(100.0%)
Income (loss) from operations	$965	$(2,299)	$3,264	(142.0%)

Net Sales

Consolidated sales for the quarter ended March 31, 2021 increased $4.2 million, or 24.8%, compared to the same period in 2020, with almost all of our stores open throughout the quarter this year compared to COVID-related closures in the corresponding prior-year period, strong consumer demand in our retail stores and web channel, as well as the growing business-to-business commercial channel, offset by the closure of nine stores since the beginning of 2020.

Our store footprint consisted of 106 stores at March 31, 2021 and 114 stores at March 31, 2020.  We started 2020 with 115 stores, and during the first quarter of 2020, we closed one store in Beaverton, OR in February 2020.  During the second quarter of 2020, we converted eight stores from temporary closures to permanent closures based on expiring leases, proximity to other stores, and local web sales penetration: Phoenix, AZ; Austin TX; Dallas, TX; Peoria, IL; Henrico (Richmond), VA; Nyack, NY; Johnston, RI and St Leonard (Montreal), QC.  We have not opened any new stores during 2020 or 2021.

Gross Profit

Our gross margin percentage for the quarter ended March 31, 2021 decreased to 57.0%, versus 57.5% in the same period in 2020.  This decrease was a result of a combination of factors including product and customer mix shifts, higher costs for warehouse handling, and higher freight costs.

Operating expenses

(in thousands)	Three Months Ended March 31,
	2021	2020
Operating expenses	$11,221	$11,096
Non-routine items related to restatement	(707)	(668)
Non-routine items related to CFO transition	-	(192)
Adjusted operating expenses	$10,514	$10,236

Operating expenses % of sales	52.4%	64.7%
Adjusted Operating expenses % of sales	49.1%	59.7%

Operating expenses increased $0.1 million or 1.1% compared to the comparable period in 2020, mostly as a result of higher costs related to insurance, recruiting, the restatement, and performance-based compensation, offset by payroll and occupancy savings associated with permanent store closures, lower travel expenses, and lower costs associated with the CFO turnover.  Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, increased $0.3 million or 2.7% due to the items noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the turnover of our CFO.

Income Taxes

Our effective tax rate for the three months ended March 31, 2021 was 23.0% compared to 22.6% for the same period in 2020.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of March 31, 2021 totaled $10.8 million.

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

On January 28, 2021, we entered into an agreement with an institutional shareholder of the Company, to repurchase 500,000 shares of our common stock, par value $0.0024 in a private transaction separate from our share repurchase program. The purchase price was $3.35 per share for a total of $1.7 million. The closing of the repurchase took place on February 1, 2021, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 5.5% of our outstanding common stock.

Cash Flows

(in thousands)	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$2,205	$(4,023)
Net cash used in investing activities	(116)	(180)
Net cash used in financing activities	(1,678)	-
Effect of exchange rate changes on cash and cash equivalents	21	(279)
Net increase (decrease) in cash and cash equivalents	$432	$(4,482)

For the three months ended March 31, 2021, cash from operations provided $2.2 million driven by our net income of $0.7 million and non-cash expenses of $1.3 million, including depreciation and amortization, impairments, and stock-based compensation.  Changes in operating assets and liabilities provided $0.2 million with a federal income tax refund of $1.0 million related to the 2019 tax year and increases in accounts payable, partially offset by investment in inventory and a reduction in lease liabilities.  We invested $0.1 million in capital expenditures primarily related to system implementations.  Cash used in financing activities was due to the repurchase of 500,000 shares of our common stock for $3.35 per share, or $1.7 million, from an institutional shareholder of the Company in a private transaction.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $0.4 million.

For the three months ended March 31, 2020, we used $4.0 million of cash from operations driven by our net loss of $1.7 million offset by non-cash expenses of $2.3 million, including depreciation and amortization, impairments, and stock-based compensation.  Changes in operating assets and liabilities used $4.6 million of cash primarily from the build-up of inventory.  We invested $1.7 million in the purchase of short-term U.S. Treasuries and sold short-term U.S. Treasuries at maturity for $1.7 million.  We invested $0.2 million in capital expenditures for the purchase of store fixtures and systems implementations.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $4.5 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As previously disclosed in our Form 10-K filing for the period ended December 31, 2020, and in  connection with the filing of this Form 10-Q for the period ended March 31, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of March 31, 2021 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020.  We are still in the process of implementing our new point-of-sale system, with a phased implementation throughout 2021.  Also, during January 2021, we hired a new highly-qualified CFO with public company experience.  Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of March 31, 2021, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 6, Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period (2)	(a) Total number of shares purchased (3)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs (1)
January 1 – January 31, 2021	—	—	—	$5,000,000
February 1 – February 28, 2021	500,000	$3.35	—	5,000,000
March 1 – March 31, 2021	—	—	—	5,000,000
Total	500,000	$3.35	—

(1)
Represents shares which may be purchased through our stock repurchase program, adopted by the Company’s Board of Directors on August 9, 2020, which established a new stock repurchase program allowing the Company to repurchase up to $5 million value of shares of our common stock on or prior to July 31, 2022.

(2)
The Company suspended repurchasing any shares under its program beginning in July 2019, because of the lack of publicly-available financial information of the Company during this period.  Management expects to resume the Company’s repurchase program (as conditions allow) with the completion of our financial restatement and our continued efforts to file all outstanding periodic filings with the SEC.

(3)
On January 28, 2021, we entered into an agreement with an institutional shareholder of the Company to repurchase 500,000 shares of our common stock in a private transaction separate from our share repurchase program. The purchase price was $3.35 per share for a total of $1.7 million. The closing of the repurchase took place on February 1, 2021, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 5.5% of our outstanding common stock.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: September 21, 2021	By:	/s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: September 21, 2021	By:	/s/ Michael Galvan
Michael Galvan
Chief Financial Officer