Form 10-Q
period 2021-06-30
TANDY LEATHER FACTORY INC
filed 2021-12-03
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of November 29, 2021, the registrant had 8,755,921 shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

PART I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	June 30, 2021 Unaudited	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,704	$10,329
Accounts receivable-trade, net of allowance for doubtful accounts of $14 at June 30, 2021 and December 31, 2020	440	350
Inventory	43,675	36,779
Income tax receivable	1,391	2,753
Prepaid expenses	865	536
Other current assets	270	265
Total current assets	52,345	51,012

Property and equipment, at cost	27,684	27,468
Less accumulated depreciation	(15,557)	(15,078)
Property and equipment, net	12,127	12,390

Operating lease assets	10,938	11,772
Finance lease assets	41	44
Deferred income taxes	63	82
Other intangibles, net of accumulated amortization of $548 at June 30, 2021 and December 31, 2020	6	6
Other assets	394	387
TOTAL ASSETS	$75,914	$75,693

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$6,593	$5,737
Accrued expenses and other liabilities	3,968	3,642
Current portion of operating lease liabilities	3,080	3,530
Current portion of finance lease liabilities	14	14
Current maturities of long-term debt	12	-
Total current liabilities	13,667	12,923

Uncertain tax positions	393	393
Other non-current liabilities	463	463
Operating lease liabilities, non-current	8,736	9,245
Finance lease liabilities, non-current	22	29
Long-term debt, net of current maturities	421	446

COMMITMENT AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,088,297 and 10,575,182 shares issued at June 30, 2021 and December 31, 2020, respectively; 8,663,921 and 9,150,806 shares outstanding at June 30, 2021 and December 31, 2020, respectively	24	25
Paid-in capital	4,622	5,924
Retained earnings	58,595	57,310
Treasury stock at cost (1,424,376 shares at June 30, 2021 and December 31, 2020)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,256)	(1,292)
Total stockholders' equity	52,212	52,194
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,914	$75,693

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30
	2021	2020	2021	2020

Net sales	$18,566	$9,146	$39,960	$26,291
Cost of sales	7,285	3,903	16,493	11,182
Gross profit	11,281	5,243	23,467	15,109

Operating expenses	10,557	7,580	21,778	18,676
Impairment expense	-	9	-	1,078

Income (loss) from operations	724	(2,346)	1,689	(4,645)

Other (income) expense:
Interest expense	5	-	10	-
Other, net	22	(51)	14	(104)
Total other (income) expense	27	(51)	24	(104)

Income (loss) before income taxes	697	(2,295)	1,665	(4,541)

Provision (benefit) for income taxes	157	(520)	380	(1,028)

Net income (loss)	$540	$(1,775)	$1,285	$(3,513)

Foreign currency translation adjustments, net of tax	69	130	36	(216)

Comprehensive income (loss)	$609	$(1,645)	$1,321	$(3,729)

Net income (loss) per common share:
Basic	$0.06	$(0.20)	$0.15	$(0.39)
Diluted	$0.06	$(0.20)	$0.15	$(0.39)

Weighted average number of shares outstanding:
Basic	8,664,768	9,042,991	8,737,854	9,036,101
Diluted	8,670,093	9,042,991	8,740,116	9,036,101

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,285	$(3,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	539	509
Operating lease asset amortization	1,619	1,664
Impairment of long-lived assets	-	1,078
(Gain) loss on disposal of assets	(1)	142
Stock-based compensation	387	411
Deferred income taxes	19	(220)
Exchange gain	-	(3)
Changes in operating assets and liabilities:
Accounts receivable-trade	(84)	(60)
Inventory	(6,247)	(6,954)
Prepaid expenses	(329)	(63)
Other current assets	(5)	(7)
Accounts payable-trade	405	834
Accrued expenses and other liabilities	44	(679)
Income taxes, net	1,355	(869)
Other assets	(5)	(1,664)
Operating lease liabilities	(1,743)	(1,737)
Total adjustments	(4,046)	(7,618)
Net cash used in operating activities	(2,761)	(11,131)

Cash flows from investing activities:
Purchase of property and equipment	(212)	(285)
Purchase of short-term investments	-	(1,697)
Proceeds from sales of assets	-	1
Proceeds from sales of short-term investments	-	6,310
Net cash provided by (used in) investing activities	(212)	4,329

Cash flows from financing activities:
Proceeds from long-term debt	-	402
Payment of finance lease obligations	(7)	-
Purchase of vested stock for employee payroll tax withholding	(15)	-
Purchase of common stock	(1,675)	-
Net cash provided by (used in) financing activities	(1,697)	402

Effect of exchange rate changes on cash and cash equivalents	45	(91)

Net decrease in cash and cash equivalents	(4,625)	(6,491)
Cash and cash equivalents, beginning of period	10,329	15,905

Cash and cash equivalents, end of period	$5,704	$9,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
Unaudited
(in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2020	9,150,806	$25	$5,924	$(9,773)	$57,310	$(1,292)	$52,194
Stock-based compensation expense	-	-	183	-	-	-	183
Issuance of restricted stock	16,080	-	-	-	-	-	-
Repurchase of common stock	(500,000)	(1)	(1,674)	-	-	-	(1,675)
Net income	-	-	-	-	745	-	745
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(33)	(33)
Balance, March 31, 2021	8,666,886	$24	$4,433	$(9,773)	$58,055	$(1,325)	$51,414
Stock-based compensation expense	-	-	204	-	-	-	204
Purchase of vested stock for employee payroll tax withholding	(2,965)	-	(15)	-	-	-	(15)
Net income	-	-	-	-	540	-	540
Foreign currency translation adjustments, net of tax	-	-	-	-	-	69	69
Balance, June 30, 2021	8,663,921	$24	$4,622	$(9,773)	$58,595	$(1,256)	$52,212

Balance, December 31, 2019	9,022,187	$25	$5,037	$(9,773)	$62,211	$(1,081)	$56,419
Stock-based compensation expense	-	-	228	-	-	-	228
Issuance of restricted stock	20,804	-	-	-	-	-	-
Net loss	-	-	-	-	(1,738)	-	(1,738)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(346)	(346)
Balance, March 31, 2020	9,042,991	$25	$5,265	$(9,773)	$60,473	$(1,427)	$54,563
Stock-based compensation expense	-	-	183	-	-	-	183
Net loss	-	-	-	-	(1,775)	-	(1,775)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	130	130
Balance, June 30, 2020	9,042,991	$25	$5,448	$(9,773)	$58,698	$(1,297)	$53,101

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

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, and a hub for the local leathercrafting community, and our 100-year heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

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

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements.  In the opinion of management, the accompanying Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2021 and December 31, 2020, our results of operations for the three and six month periods ended June 30, 2021 and 2020, our cash flows for the six month periods ended June 30, 2021 and 2020, and our statements of stockholders’ equity as of June 30, 2021 and 2020.  The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions.  The Company continually evaluates the information used to make these estimates as the business and the economic environment changes.  Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions.  These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2020.

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

On May 22, 2020, our Fort Worth flagship store reopened to the public, the beginning of a phased approach to reopening our stores with limited hours, new protocols for sanitizing, social distancing, wearing masks and taking daily temperatures of employees.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public.  While customer response to our store reopening has been good, since then, various spikes in local infection rates and the “wave” created by the Delta variant of COVID-19 in the summer of 2021 have forced us to sporadically move stores to short-term “curbside only” operations or closures due to local conditions or staffing issues.  We believe that the rollout of COVID-19 vaccines in 2021 has offset these closures somewhat, but it is difficult to predict whether these vaccines will be adopted by further large numbers of Americans or whether current or future vaccines will remain effective against Delta or other future variants of the virus.  We expect that at least some further infections and temporary store shutdowns will continue for the foreseeable future.

While we previously fulfilled our web orders out of our retail stores, during the second quarter of 2020, we built a centralized web fulfillment capability in our Fort Worth distribution center and have been and expect to continue to fulfill web orders primarily through Fort Worth going forward.  Both our e-commerce business and stores have seen strong sales performance, but the future remains uncertain, and more store closures and/or other ongoing effects of the pandemic on the economy or employment market could cause a material negative impact on future sales.

As part of the Company’s accounting policy for long-lived asset impairments, we believe the COVID-19 impact on the Company’s results of operations, cash flows and financial position and the ongoing uncertainty the virus had created around future operating results represented a triggering event during the first quarter of 2020 and continued throughout the remainder of 2020.

For the six months ended June 30, 2020, the Company recorded impairment expense of $1.1 million, primarily related to property and equipment and operating lease assets for certain stores that underperformed to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.  For the six months ended June 30, 2021, the Company recorded no impairment expense.

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

As of June 30, 2021 and December 31, 2020, we established a sales return allowance of $0.2 million for both period ends, based on historical customer return behavior and other known factors.  The sales return allowance is included in accrued expenses and other liabilities, while an estimated value of the merchandise expected to be returned of $0.1 million is included in other current assets as of both June 30, 2021 and December 31, 2020.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of June 30, 2021 and December 31, 2020, our gift card liability, included in accrued expenses and other liabilities, totaled $0.2 million at each period end.  We recognized gift card revenue of $0.2 million in the six months ended June 30, 2021 from the December 31, 2020 deferred revenue balance and $0.1 million during the six months ended June 30, 2020 from the December 31, 2019 deferred revenue balance.

For the three and six months ended June 30, 2021, we recognized $0.2 million and $0.4 million, respectively, in net sales associated with gift cards.  For the three and six months ended June 30, 2020, we recognized less than $0.1 million and $0.2 million, respectively, in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three and six months ended June 30, 2021 and 2020 is disaggregated by geographic areas as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$16,613	$8,057	$35,365	$23,389
Canada	1,531	790	3,688	2,283
Spain	422	299	907	619
Net sales	$18,566	$9,146	$39,960	$26,291

Geographic sales information is based on the location of the customer.  Excluding Canada, no single foreign country had net sales greater than 2.3% and 3.3%, respectively, of our consolidated net sales for the three or six month periods ended June 30, 2021 and 2020.

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

(in thousands)	June 30, 2021	December 31, 2020
On hand:
Finished goods held for sale	$38,408	$32,654
Raw materials and work in process	1,097	828
Inventory in transit	4,170	3,297
TOTAL	$43,675	$36,779

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

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt.  As of June 30, 2021 and December 31, 2020, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated or equaled their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three and six months ended June 30, 2021 and 2020.

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

Accounts Receivable and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2021, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at June 30, 2021 and December 31, 2020 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million during both the three and six months ended June 30, 2021 and 2020 was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

3.  INCOME TAX

Our effective tax rate for the three months ended June 30, 2021 and 2020 was 22.5% and 22.7%, respectively.  Our effective tax rate for the six months ended June 30, 2021 and 2020 was 22.8% and 22.6%, respectively.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021.  In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  The Company has evaluated the impact of the CARES Act and estimates the NOL carryback provision of the CARES Act will result in a cash tax benefit in excess of $1.0 million.

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.  In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023.  As of June 30, 2021, there were 591,138 shares available for future awards.  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In February and May 2021, as part of their annual director compensation, certain of our non-employee directors were granted a total of 21,671 and 3,415 service-based RSUs, respectively, under the 2013 Plan, which will vest ratably over the next four years provided that the participant is still on the board on the vesting date.

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

A summary of the activity for non-vested restricted stock and RSU awards as of June 30, 2021 and 2020 is presented below:

	Shares (in thousands)	Weighted Average Share Price
Balance, December 31, 2020	522	$7.11
Granted	25	3.88
Forfeited	(11)	3.53
Vested	(16)	5.28
Balance, June 30, 2021	520	$7.08

Balance, December 31, 2019	606	$7.27
Granted	24	4.78
Vested	(19)	6.61
Balance, June 30, 2020	611	$7.27

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.4 million for the three and six month periods, respectively, ended on both June 30, 2021 and 2020.

As of June 30, 2021, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of June 30, 2021, there was unrecognized compensation cost related to non-vested, service-based restricted stock and RSU awards of $1.8 million, which will be recognized in each of the following years:

(in thousands)
2021	$410
2022	784
2023	538
2024	24
2025	5
Unrecognized Expense	$1,761

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the six months ended June 30, 2021, we issued 16,080 shares resulting from the vesting of restricted stock.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2021 and 2020:

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$540	$(1,775)	$1,285	$(3,513)

Denominator:
Basic weighted-average common shares outstanding	8,664,768	9,042,991	8,737,854	9,036,101
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	5,325	-	2,262	-
Diluted weighted-average common shares outstanding	8,670,093	9,042,991	8,740,116	9,036,101

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASE

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all delinquent filings with the SEC. The Company's previous share repurchase program expired in August 2020.  As of June 30, 2021 and 2020, the full $5.0 million of our common stock remained available for repurchase under this program.

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

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, and a hub for the local leathercrafting community, and our 100-year heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

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

New management joined the Company in October 2018 and set new strategic direction for both short and long term.  The overarching goal is to invest in rebuilding a foundation for growth by: 1) improving our brand proposition, 2) reversing the sales decline with business customers, 3) building our talent, processes, tools and systems and 3) positioning us for long-term growth.  A number of key initiatives to achieve these goals were begun in 2019 and continued into 2021.  However, the onset of the COVID-19 pandemic in March of 2020 shifted our strategic focus to company survival and cash preservation.  With all of the retail stores temporarily closed to the public by the end of March, 2020, web sales, digital marketing and centralized web fulfillment became the highest priority.

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

On May 22, 2020, our Fort Worth flagship store reopened to the public, the beginning of a phased approach to reopening our stores with limited hours, new protocols for sanitizing, social distancing, wearing masks and taking daily temperatures of employees.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public.  While customer response to our store reopening has been good, since then, various spikes in local infection rates and the “wave” created by the Delta variant of COVID-19 in the summer of 2021 have forced us to sporadically move stores to short-term “curbside only” operations or closures due to local conditions or staffing issues. We believe that the rollout of COVID-19 vaccines in 2021 has offset these closures somewhat, but it is difficult to predict whether these vaccines will be adopted by further large numbers of Americans or whether current or future vaccines will remain effective against Delta or other future variants of the virus.  We expect that at least some further infections and temporary store shutdowns will continue for the foreseeable future.

While we previously fulfilled our web orders out of our retail stores, during the second quarter of 2020, we built a centralized web fulfillment capability in our Fort Worth distribution center and have been and expect to continue to fulfill web orders primarily through Fort Worth going forward.  Both our e-commerce business and stores have seen strong sales performance, but the future remains uncertain, and more store closures and/or the ongoing unemployment crisis could cause a material negative impact on future sales.

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

Leases.  We lease certain real estate for our retail store locations under long-term lease agreements. Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognize a lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term. For our operating leases, the present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain we will exercise such an option. The exercise of lease renewal options is generally at our discretion. Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. We discount lease payments using our incremental borrowing rate based on information available as of the measurement date. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets. For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated statements of operations and comprehensive income (loss). As of June 30, 2021, we have no sublease agreements and no lease agreements in which we are named as a lessor. Subsequent to the recognition of our operating lease assets and lease liabilities, we recognize lease expense related to our operating leases on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term. We also perform interim reviews of our operating lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

The following table presents selected financial data:

(in thousands)	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Sales	$18,566	$9,146	$9,420	103.0%
Gross profit	11,281	5,243	6,038	115.2%
Gross margin percentage	60.8%	57.3%	-	3.5%
Operating expenses	10,557	7,580	2,977	39.3%
Impairment expenses	-	9	(9)	(100.0%)
Income (loss) from operations	$724	$(2,346)	$3,070	130.9%

Net Sales

Consolidated sales for the quarter ended June 30, 2021 increased $9.4 million, or 103.0%, compared to the same period in 2020, with almost all of our stores open throughout the quarter this year compared to the corresponding prior-year period in which most of our stores were closed for most of the period due to COVID-19.

Our store footprint consisted of 106 stores at both June 30, 2021 and June 30, 2020.  We started 2020 with 115 stores, and during the first quarter of 2020, we closed one store in Beaverton, OR in February 2020.  During the second quarter of 2020, we converted eight stores from temporary closures to permanent closures based on expiring leases, proximity to other stores, and local web sales penetration: Phoenix, AZ; Austin TX; Dallas, TX; Peoria, IL; Henrico (Richmond), VA; Nyack, NY; Johnston, RI and St Leonard (Montreal), QC.  We have not opened any new stores during 2020 or 2021.

Gross Profit

Our gross margin percentage for the quarter ended June 30, 2021 increased to 60.8%, versus 57.3% in the same period in 2020.  This increase was a result of a combination of factors including refining the process we use to capitalize cost into our inventory value for freight, warehousing and handling expenditures, updating from a manual, higher-level process to a more automated mechanism utilizing our new ERP system, partially offset by higher costs for warehouse handling and freight costs.

Operating expenses

(in thousands)	Three Months Ended June 30,
	2021	2020
Operating expenses	$10,557	$7,580
Non-routine items related to restatement	(326)	(377)
Non-routine items related to CFO transition	-	(197)
Adjusted operating expenses	$10,231	$7,006

Operating expenses % of sales	56.4%	82.9%
Adjusted Operating expenses % of sales	54.7%	76.6%

Operating expenses increased $3.0 million or 39.3% compared to the comparable period in 2020, mostly as a result of recalling store employees who had been furloughed while stores were closed in 2020 due to the COVID pandemic as well as higher sales-driven expenses like credit card fees and sales-based incentives.  Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, increased $3.2 million or 46.0%.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the turnover of our CFO.

Income Taxes

Our effective tax rate for the three months ended June 30, 2021 was 22.5% compared to 22.7% for the same period in 2020.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Six Months Ended June 30, 2021 and 2020

The following table presents selected financial data:

(in thousands)	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Sales	$39,960	$26,291	$13,669	52.0%
Gross profit	23,467	15,109	8,358	55.3%
Gross margin percentage	58.7%	57.5%	-	1.2%
Operating expenses	21,778	18,676	3,102	16.6%
Impairment expenses	-	1,078	(1,078)	(100.0%)
Income (loss) from operations	$1,689	$(4,645)	$6,334	136.4%

Net Sales

Consolidated sales for the six months ended June 30, 2021 increased $13.7 million, or 52.0%, compared to the same period in 2020, with almost all of our stores open throughout the first half of this year compared to COVID-related closures in the corresponding prior-year period, in which most of our stores were closed for most of the second quarter due to COVID-19.

Gross Profit

Our gross margin percentage for the six months ended June 30, 2021 increased to 58.7%, versus 57.5% in the same period in 2020.  This increase was a result of a combination of factors including product and customer mix shifts and refining the process we use to capitalize cost into our inventory value for freight, warehousing and handling expenditures, updating from a manual, higher-level process to a more automated mechanism utilizing our new ERP system, partially offset by higher costs for warehouse handling and freight costs.

Operating expenses

(in thousands)	Six Months Ended June 30,
	2021	2020
Operating expenses	$21,778	$18,676
Non-routine items related to restatement	(1,033)	(1,045)
Non-routine items related to CFO transition	-	(389)
Adjusted operating expenses	$20,745	$17,242

Operating expenses % of sales	54.3%	71.0%
Adjusted operating expenses % of sales	51.7%	65.6%

Operating expenses increased $3.1 million or 16.6% compared to the comparable period in 2020, mostly as a result of recalling store employees who had been furloughed while stores were closed in 2020 due to the COVID pandemic as well as sales-driven expenses like credit card fees and sales-based incentives.  Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, increased $3.5 million or 20.3%.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the turnover of our CFO.

Income Taxes

Our effective tax rate for the six months ended June 30, 2021 was 22.8% compared to 22.6% for the same period in 2020.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of June 30, 2021 totaled $5.7 million.

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

Share Repurchase Program and Share Repurchase

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

Cash Flows

(in thousands)	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(2,761)	$(11,131)
Net cash provided by (used in) investing activities	(212)	4,329
Net cash provided by (used in) financing activities	(1,697)	402
Effect of exchange rate changes on cash and cash equivalents	45	(91)
Net decrease in cash and cash equivalents	$(4,625)	$(6,491)

For the six months ended June 30, 2021, cash from operations used $2.8 million driven by the net buildup of inventory of $6.2 million and a reduction in lease liabilities of $1.7 million, partially offset by net income of $1.3 million, non-cash expenses of $2.6 million, including depreciation, amortization, and stock-based compensation, a federal income tax refund of $1.0 million related to the 2019 tax year, and other changes in operating assets and liabilities.  We invested $0.2 million in capital expenditures primarily related to system implementations.  Cash used in financing activities was primarily due to the purchase of 500,000 shares of our common stock for $3.35 per share, or $1.7 million, from an institutional shareholder of the Company in a private transaction.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $4.6 million.

For the six months ended June 30, 2020, we used $11.1 million of cash from operations driven by our net loss of $3.5 million offset by non-cash expenses of $3.6 million, including depreciation, amortization, impairments, and stock-based compensation.  Changes in our working capital used $11.2 million of cash primarily due to the build-up of inventory.  We invested $1.7 million in the purchase of short-term U.S. Treasuries and sold short-term U.S. Treasuries at maturity for $6.3 million.  We invested $0.3 million in capital expenditures for the purchase of store fixtures and systems implementations.  We borrowed $0.4 million from the Spanish government as part of a COVID-19 relief program.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $6.5 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As previously disclosed in our Form 10-K filing for the period ended December 31, 2020, and in  connection with the filing of this Form 10-Q for the period ended June 30, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of June 30, 2021 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

iii.
Replaced our legacy accounting systems with an integrated enterprise resource planning (“ERP”) solution which includes general ledger, warehouse management, factory production and point-of-sale modules designed to calculate inventory on a FIFO basis;

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020.  We are still in the process of implementing our new point-of-sale system, with a phased implementation throughout 2021.  Also, during January 2021, we hired a new highly-qualified CFO with public company experience.  Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of June 30, 2021, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period (2)	(a) Total number of shares purchased (3)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (2)	(d) Maximum value of shares that may yet be purchased under the plans or programs (1)
April 1 – April 30, 2021	—	—	—	$5,000,000
May 1 – May 31, 2021	2,965	$5.08	—	5,000,000
June 1 – June 30, 2021	—	—	—	5,000,000
Total	2,965	$5.08	—
(1)
Represents shares which may be purchased through our stock repurchase program, adopted by the Company’s Board of Directors on August 9, 2020, which established a new stock repurchase program allowing the Company to repurchase up to $5 million value of shares of our common stock on or prior to July 31, 2022.

(2)
The Company suspended repurchasing any shares under its program beginning in July 2019, because of the lack of publicly-available financial information of the Company during this period.  Management expects to resume the Company’s repurchase program (as conditions allow) once the Company has filed all outstanding periodic reports with the SEC.

(3)
Consists of shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares.  The value of such shares is based on the closing price of our common shares on the vesting date.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: December 3, 2021	By: /s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: December 3, 2021	By: /s/ Michael Galvan
Michael Galvan
Chief Financial Officer