Form 10-Q
period 2021-09-30
TANDY LEATHER FACTORY INC
filed 2021-12-20
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

As of December 17, 2021, the registrant had 8,543,231 shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

PART I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	September 30, 2021 Unaudited	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,086	$10,329
Accounts receivable-trade, net of allowance for doubtful accounts of $14 at September 30, 2021 and December 31, 2020	464	350
Inventory	43,725	36,779
Income tax receivable	1,391	2,753
Prepaid expenses	709	536
Other current assets	252	265
Total current assets	52,627	51,012

Property and equipment, at cost	27,950	27,468
Less accumulated depreciation	(15,839)	(15,078)
Property and equipment, net	12,111	12,390

Operating lease assets	10,588	11,772
Finance lease assets	39	44
Deferred income taxes	63	82
Other intangibles, net of accumulated amortization of $548 at September 30, 2021 and December 31, 2020	6	6
Other assets	393	387
TOTAL ASSETS	$75,827	$75,693

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$7,034	$5,737
Accrued expenses and other liabilities	3,758	3,642
Current portion of operating lease liabilities	3,049	3,530
Current portion of finance lease liabilities	15	14
Current maturities of long-term debt	46	-
Total current liabilities	13,902	12,923

Uncertain tax positions	393	393
Other non-current liabilities	463	463
Operating lease liabilities, non-current	8,362	9,245
Finance lease liabilities, non-current	18	29
Long-term debt, net of current maturities	377	446

COMMITMENT AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,088,297 and 10,575,182 shares issued at September 30, 2021 and December 31, 2020, respectively; 8,663,921 and 9,150,806 shares outstanding at September 30, 2021 and December 31, 2020, respectively	24	25
Paid-in capital	4,828	5,924
Retained earnings	58,579	57,310
Treasury stock at cost (1,424,376 shares at September 30, 2021 and December 31, 2020)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,346)	(1,292)
Total stockholders' equity	52,312	52,194
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,827	$75,693

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30
	2021	2020	2021	2020

Net sales	$19,281	$15,990	$59,241	$42,281
Cost of sales	8,192	6,701	24,685	17,883
Gross profit	11,089	9,289	34,556	24,398

Operating expenses	11,078	10,528	32,856	29,204
Impairment expense	-	-	-	1,078

Income (loss) from operations	11	(1,239)	1,700	(5,884)

Other (income) expense:
Interest expense	2	2	12	2
Other, net	23	29	37	(75)
Total other (income) expense	25	31	49	(73)

Income (loss) before income taxes	(14)	(1,270)	1,651	(5,811)

Provision (benefit) for income taxes	2	(288)	382	(1,316)

Net income (loss)	$(16)	$(982)	$1,269	$(4,495)

Foreign currency translation adjustments, net of tax	(90)	133	(54)	(83)

Comprehensive income (loss)	$(106)	$(849)	$1,215	$(4,578)

Net income (loss) per common share:
Basic	$-	$(0.11)	$0.15	$(0.50)
Diluted	$-	$(0.11)	$0.15	$(0.50)

Weighted average number of shares outstanding:
Basic	8,663,921	9,042,991	8,712,939	9,038,415
Diluted	8,663,921	9,042,991	8,718,068	9,038,415

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,269	$(4,495)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	805	781
Operating lease asset amortization	2,408	2,425
Impairment of long-lived assets	-	1,078
(Gain) loss on disposal of assets	(11)	143
Stock-based compensation	593	629
Deferred income taxes	19	(176)
Exchange (gain) loss	23	(1)
Changes in operating assets and liabilities:
Accounts receivable-trade	(104)	15
Inventory	(6,584)	(10,757)
Prepaid expenses	(173)	423
Other current assets	13	59
Accounts payable-trade	830	1,481
Accrued expenses and other liabilities	118	244
Income taxes, net	1,357	(1,082)
Other assets	(6)	(2,488)
Operating lease liabilities	(2,585)	(2,548)
Total adjustments	(3,297)	(9,774)
Net cash used in operating activities	(2,028)	(14,269)

Cash flows from investing activities:
Purchase of property and equipment	(523)	(1,164)
Purchase of short-term investments	-	(1,697)
Proceeds from sales of assets	11	1
Proceeds from sales of short-term investments	-	10,910
Net cash provided by (used in) investing activities	(512)	8,050

Cash flows from financing activities:
Proceeds from long-term debt	-	410
Payment of finance lease obligations	(10)	-
Purchase of vested stock for employee payroll tax withholding	(15)	-
Purchase of common stock	(1,675)	-
Net cash provided by (used in) financing activities	(1,700)	410

Effect of exchange rate changes on cash and cash equivalents	(3)	60

Net decrease in cash and cash equivalents	(4,243)	(5,749)
Cash and cash equivalents, beginning of period	10,329	15,905

Cash and cash equivalents, end of period	$6,086	$10,156

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders' Equity
Unaudited
(in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2020	9,150,806	$25	$5,924	$(9,773)	$57,310	$(1,292)	$52,194
Stock-based compensation expense	-	-	183	-	-	-	183
Issuance of restricted stock	16,080	-	-	-	-	-	-
Repurchase of common stock	(500,000)	(1)	(1,674)	-	-	-	(1,675)
Net income	-	-	-	-	745	-	745
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(33)	(33)
Balance, March 31, 2021	8,666,886	$24	$4,433	$(9,773)	$58,055	$(1,325)	$51,414
Stock-based compensation expense	-	-	204	-	-	-	204
Purchase of vested stock for employee payroll tax withholding	(2,965)	-	(15)	-	-	-	(15)
Net income	-	-	-	-	540	-	540
Foreign currency translation adjustments, net of tax	-	-	-	-	-	69	69
Balance, June 30, 2021	8,663,921	$24	$4,622	$(9,773)	$58,595	$(1,256)	$52,212
Stock-based compensation expense	-	-	206	-	-	-	206
Net loss	-	-	-	-	(16)	-	(16)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(90)	(90)
Balance, September 30, 2021	8,663,921	$24	$4,828	$(9,773)	$58,579	$(1,346)	$52,312

Balance, December 31, 2019	9,022,187	$25	$5,037	$(9,773)	$62,211	$(1,081)	$56,419
Stock-based compensation expense	-	-	228	-	-	-	228
Issuance of restricted stock	20,804	-	-	-	-	-	-
Net loss	-	-	-	-	(1,738)	-	(1,738)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(346)	(346)
Balance, March 31, 2020	9,042,991	$25	$5,265	$(9,773)	$60,473	$(1,427)	$54,563
Stock-based compensation expense	-	-	183	-	-	-	183
Net loss	-	-	-	-	(1,775)	-	(1,775)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	130	130
Balance, June 30, 2020	9,042,991	$25	$5,448	$(9,773)	$58,698	$(1,297)	$53,101
Stock-based compensation expense	-	-	218	-	-	-	218
Net loss	-	-	-	-	(982)	-	(982)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	133	133
Balance, September 30, 2020	9,042,991	$25	$5,666	$(9,773)	$57,716	$(1,164)	$52,470

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

Nasdaq Stock Market LLC (“Nasdaq”) suspended trading in the Company’s shares as of August 13, 2020 due to the Company not being current with its SEC filings.  Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”  Nasdaq denied our appeal of this decision, resulting in our stock being formally delisted on February 9, 2021. With this filing of our 2021 third quarter Form 10-Q, we are current in our SEC filings and will be reapplying for Nasdaq listing promptly.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements.  In the opinion of management, the accompanying Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2021 and December 31, 2020, our results of operations for the three and nine month periods ended September 30, 2021 and 2020, our cash flows for the nine month periods ended September 30, 2021 and 2020, and our statements of stockholders’ equity as of September 30, 2021 and 2020.  The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions.  The Company continually evaluates the information used to make these estimates as the business and the economic environment changes.  Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions.  These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2020.

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

Due to our size, we were not eligible for the Paycheck Protection Program administered through the Small Business Administration.  Also, due to our not being current on financial filings with the SEC, we were not able to obtain loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.  However, under the CARES Act we were eligible to participate in the payroll tax deferral program, and we deferred $0.6 million in payroll tax with $0.3 million to be paid by December 31, 2021, and the remaining $0.3 million to be paid by December 31, 2022. During the second quarter of 2020, the Company borrowed $0.4 million through the Spanish government’s Institute of Official Credit Guarantee for Small and Medium-sized Enterprises, a COVID-19 relief program.  The term of the agreement is for five years and the interest rate is fixed at 1.5%.  Based on the terms of the loan agreement, we make interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.  In Canada, we participated in the Canada Emergency Commercial Rent Assistance (“CECRA”) program for rent relief.  This program provided for a 75% reduction in the store rent for included stores for the months of April, May and June 2020.  We received total rent abatements under the program of $0.05 million.

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

For the nine months ended September 30, 2020, the Company recorded impairment expense of $1.1 million, primarily related to property and equipment and operating lease assets for certain stores that underperformed to a level where the cash flows they generate will not be sufficient to cover their respective asset carry values.  For the nine months ended September 30, 2021, the Company recorded no impairment expense.

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

As of September 30, 2021 and December 31, 2020, we established a sales return allowance of $0.2 million for both period ends, based on historical customer return behavior and other known factors.  The sales return allowance is included in accrued expenses and other liabilities, while an estimated value of the merchandise expected to be returned of $0.1 million is included in other current assets as of both September 30, 2021 and December 31, 2020.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of September 30, 2021 and December 31, 2020, our gift card liability, included in accrued expenses and other liabilities, totaled $0.2 million and $0.3 million, respectively.  We recognized gift card revenue of $0.2 million in the nine months ended September 30, 2021 from the December 31, 2020 deferred revenue balance and $0.1 million during the nine months ended September 30, 2020 from the December 31, 2019 deferred revenue balance.

For the three and nine months ended September 30, 2021, we recognized $0.1 million and $0.5 million, respectively, in net sales associated with gift cards.  For the three and nine months ended September 30, 2020, we recognized $0.3 million and $0.4 million, respectively, in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three and nine months ended September 30, 2021 and 2020 is disaggregated by geographic areas as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$17,118	$14,393	$52,483	$37,781
Canada	1,782	1,216	5,470	3,500
Spain	381	381	1,288	1,000
Net sales	$19,281	$15,990	$59,241	$42,281

Geographic sales information is based on the location of the customer.  As a percentage of our consolidated net sales, excluding Canada, no single foreign country had net sales greater than 2.0% and 2.4%, respectively, for the three months ended September 30, 2021 and 2020, and 2.2% and 2.4%, respectively, for the nine months ended September 30, 2021 and 2020.
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

(in thousands)	September 30, 2021	December 31, 2020
On hand:
Finished goods held for sale	$38,970	$32,654
Raw materials and work in process	952	828
Inventory in transit	3,803	3,297
TOTAL	$43,725	$36,779

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

Our principal financial instruments held consist of short-term investments, accounts receivable, accounts payable, and long-term debt.  As of September 30, 2021 and December 31, 2020, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated or equaled their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three and nine months ended September 30, 2021 and 2020.

Short-Term Investments.  We determine the appropriate classification of investments at the time of purchase, and we re-evaluate that determination at each balance sheet date.  Investments are recorded as either short-term or long-term on the Consolidated Balance Sheet, based on contractual maturity date.

Income Taxes.  Income taxes are estimated for each jurisdiction in which we operate.  This involves assessing current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes.  Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized, a valuation allowance is recorded.  Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods.

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

Accounts Receivable and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2021, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at September 30, 2021 and December 31, 2020 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million during both the three and nine months ended September 30, 2021 and 2020 was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

3.  INCOME TAX

Our effective tax rate for the three months ended September 30, 2021 and 2020 was (13.0%) and 22.7%, respectively.  Our effective tax rate for the nine months ended September 30, 2021 and 2020 was 23.1% and 22.6%, respectively.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

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

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.  In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023.  As of September 30, 2021, there were 591,138 shares available for future awards.  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In February and May 2021, as part of their annual director compensation, certain of our non-employee directors were granted a total of 21,673 and 3,415 service-based RSUs, respectively, under the 2013 Plan, which will vest ratably over the next four years provided that the participant is still on the board on the vesting date.

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

A summary of the activity for non-vested restricted stock and RSU awards as of September 30, 2021 and 2020 is presented below:

	Shares (in thousands)	Weighted Average Share Price
Balance, December 31, 2020	522	$7.11
Granted	25	3.88
Forfeited	(11)	3.53
Vested	(16)	5.28
Balance, September 30, 2021	520	$7.08

Balance, December 31, 2019	606	$7.27
Granted	33	4.38
Vested	(19)	6.61
Balance, September 30, 2020	620	$7.14

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.6 million for the three and nine month periods, respectively, ended on both September 30, 2021 and 2020.

As of September 30, 2021, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of September 30, 2021, there was unrecognized compensation cost related to non-vested, service-based restricted stock and RSU awards of $1.6 million, which will be recognized in each of the following years:

(in thousands)
2021	$205
2022	784
2023	538
2024	24
2025	5
Unrecognized Expense	$1,556

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the nine months ended September 30, 2021, we issued 16,080 shares resulting from the vesting of restricted stock.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020:

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (1)	2020 (1)	2021	2020 (1)
Numerator:
Net income (loss)	$(16)	$(982)	$1,269	$(4,495)

Denominator:
Basic weighted-average common shares outstanding	8,663,921	9,042,991	8,712,939	9,038,415
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	-	5,129	-
Diluted weighted-average common shares outstanding	8,663,921	9,042,991	8,718,068	9,038,415

(1)
For the three months ended September 30, 2021, there were 15,326 shares excluded from the diluted EPS calculation, and for the three and nine months ended September 30, 2020, there were 1,875 and 7,422 shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive due to a net loss in those respective periods.

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

Delisting of Company’s Common Stock

As previously disclosed, the Company was unable to timely file the delinquent filings due to the process of restating its financial statements as described above.  As a result, on February 18, 2020, the Company received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), the Company’s common stock would be subject to suspension and delisting from Nasdaq due to non-compliance with Nasdaq Listing Rule 5250(c)(1).  On May 1, 2020, the Panel granted the Company’s request to remain listed on Nasdaq, subject to the Company filing all current and overdue quarterly and annual reports with the Securities and Exchange Commission on or before August 10, 2020. Because the restatement process was not complete by such date, Nasdaq suspended trading in our shares as of August 13, 2020. Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA”. Nasdaq denied our appeal of this decision, resulting in our stock being formally delisted on February 9, 2021.  With this filing of our 2021 third quarter Form 10-Q, we are current in our SEC filings and will be reapplying for Nasdaq listing promptly.

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASE

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all delinquent filings with the SEC. The Company's previous share repurchase program expired in August 2020. As of September 30, 2021 and 2020, the full $5.0 million of our common stock remained available for repurchase under this program.

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

On December 8, 2021, we entered into an agreement with an institutional shareholder of the Company, to repurchase 212,690 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $5.00 per share for a total of $1.1 million. The closing of the repurchase took place on December 16, 2021, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 2.4% of our outstanding common stock. These share repurchases were separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the plan described in the previous paragraph.

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

Delisting of Company Stock

Nasdaq suspended trading in the Company’s shares as of August 13, 2020 due to the Company not being current with its SEC filings.  Our stock has since traded on the OTC Link (previously “Pink Sheets”) operated by OTC Markets Group under the symbol “TLFA.”  Nasdaq denied the Company’s appeal of this decision, resulting in the Company’s stock being formally delisted by Nasdaq on February 9, 2021.  With this filing of our 2021 third quarter Form 10-Q, we are current in our SEC filings and will be reapplying for Nasdaq listing promptly.

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

Due to our size, we were not eligible for the Paycheck Protection Program administered through the Small Business Administration.  Also, due to our not being current on financial filings with the SEC, we were not able to obtain loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.  However, under the CARES Act we were eligible to participate in the payroll tax deferral program, and we deferred $0.6 million in payroll tax with $0.3 million to be paid by December 31, 2021, and the remaining $0.3 million to be paid by December 31, 2022.  During the second quarter of 2020, the Company borrowed $0.4 million through the Spanish government’s Institute of Official Credit Guarantee for Small and Medium-sized Enterprises, a COVID-19 relief program.  The term of the agreement is for five years and the interest rate is fixed at 1.5%.  Based on the terms of the loan agreement, we make interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.  In Canada, we participated in the Canada Emergency Commercial Rent Assistance (“CECRA”) program for rent relief.  This program provided for a 75% reduction in the store rent for included stores for the months of April, May and June 2020.  We received total rent abatements under the program of $0.05 million.

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

Leases.  We lease certain real estate for our retail store locations under long-term lease agreements. Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognize a lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term. For our operating leases, the present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain we will exercise such an option. The exercise of lease renewal options is generally at our discretion. Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. We discount lease payments using our incremental borrowing rate based on information available as of the measurement date. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets. For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated statements of operations and comprehensive income (loss). As of September 30, 2021, we have no sublease agreements and no lease agreements in which we are named as a lessor. Subsequent to the recognition of our operating lease assets and lease liabilities, we recognize lease expense related to our operating leases on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term. We also perform interim reviews of our operating lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

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

Income Taxes.  Income taxes are estimated for each jurisdiction in which we operate.  This involves assessing current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes.  Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income.  To the extent it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized, a valuation allowance is recorded.  Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect in the years when those temporary differences are expected to reverse.  The effect on deferred taxes from a change in tax rate is recognized through continuing operations in the period that includes the enactment date of the change.  Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.  A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  We recognize tax liabilities for uncertain tax positions and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense and the effective tax rate in the period in which new information becomes available.  We recognize interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We may be subject to periodic audits by the Internal Revenue Service and other taxing authorities.  These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to the various jurisdictions.

Results of Operations

Three Months Ended September 30, 2021 and 2020

The following table presents selected financial data:

(in thousands)	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Sales	$19,281	$15,990	$3,291	20.6%
Gross profit	11,089	9,289	1,800	19.4%
Gross margin percentage	57.5%	58.1%	-	(0.6%)
Operating expenses	11,078	10,528	550	5.2%
Income (loss) from operations	$11	$(1,239)	$1,250	100.9%

Net Sales

Consolidated sales for the quarter ended September 30, 2021 increased $3.3 million, or 20.6%, compared to the same period in 2020.  While all of our stores were officially reopened by the end of the third quarter last year, some were primarily curbside, some were on limited hours for some period of time due to staffing shortages, and some were still temporarily closed for part of the quarter.  Sales growth in the third quarter this year compared to last year was driven by having all stores fully reopened, improved retail customer demand, and strong growth with our commercial customers.

Our store footprint consisted of 106 stores at both September 30, 2021 and September 30, 2020.  We have not opened any new stores during the third quarter of 2021 or 2020.

Gross Profit

Our gross margin percentage for the quarter ended September 30, 2021 decreased to 57.5%, versus 58.1% in the same period in 2020.  This decrease was a result of a combination of factors including product and customer mix shifts as well as higher costs for warehouse handling and freight costs.

Operating expenses

(in thousands)	Three Months Ended September 30,
	2021	2020
Operating expenses	$11,078	$10,528
Non-routine items related to restatement	(124)	(1,362)
Adjusted operating expenses	$10,954	$9,166

Operating expenses % of sales	57.5%	65.8%
Adjusted Operating expenses % of sales	56.8%	57.3%

Operating expenses increased $0.6 million or 5.2% compared to the comparable period in 2020, mostly as a result of store labor costs from having all stores fully open this year versus the transition of curbside and reopening that we experienced last year, as well as higher sales-driven expenses like credit card fees and sales-based incentives, and partially offset by higher costs associated with the restatement of our financial statements during the third quarter of 2020.  Adjusted operating expenses, which excludes the non-routine items related to the restatement, increased $1.8 million or 19.5% for the reasons noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the three months ended September 30, 2021 was (13.0%) compared to 22.7% for the same period in 2020.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Nine Months Ended September 30, 2021 and 2020

The following table presents selected financial data:

(in thousands)	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Sales	$59,241	$42,281	$16,960	40.1%
Gross profit	34,556	24,398	10,158	41.6%
Gross margin percentage	58.3%	57.7%	-	0.6%
Operating expenses	32,856	29,204	3,652	12.5%
Impairment expenses	-	1,078	(1,078)	(100.0%)
Income (loss) from operations	$1,700	$(5,884)	$7,584	128.9%

Net Sales

Consolidated sales for the nine months ended September 30, 2021 increased $17.0 million, or 40.1%, compared to the same period in 2020, with almost all of our stores open through the first nine months of this year compared to COVID-related closures in the corresponding prior-year period, in which most of our stores were closed for most of the second quarter and part of the third quarter.

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

Gross Profit

Our gross margin percentage for the nine months ended September 30, 2021 increased to 58.3%, versus 57.7% in the same period in 2020.  This increase was a result of a combination of factors including product and customer mix shifts as well as refining the process we use to capitalize cost into our inventory value for freight, warehousing and handling expenditures, updating from a manual, higher-level process to a more automated mechanism utilizing our new ERP system, partially offset by higher costs for warehouse handling and freight costs.

Operating expenses

(in thousands)	Nine Months Ended September 30,
	2021	2020
Operating expenses	$32,856	$29,204
Non-routine items related to restatement	(1,157)	(2,407)
Non-routine items related to CFO transition	-	(389)
Adjusted operating expenses	$31,699	$26,408

Operating expenses % of sales	55.5%	69.1%
Adjusted operating expenses % of sales	53.5%	62.5%

Operating expenses increased $3.7 million or 12.5% compared to the comparable period in 2020, mostly as a result of recalling store employees who had been furloughed while stores were closed in 2020 due to the COVID pandemic as well as sales-driven expenses like credit card fees and sales-based incentives, partially offset by $1.3 million in higher costs associated with the restatement of our financial statements and $0.4 million higher CFO transition costs in the prior year period.  Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, increased $5.3 million or 20.0% for the reasons noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the turnover of our CFO.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2021 was 23.1% compared to 22.6% for the same period in 2020.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of September 30, 2021 totaled $6.1 million.

Lines of Credit

On April 2, 2020, the Company’s primary bank terminated a $6.0 million working capital line of credit facility secured by inventory and a $15.0 million credit facility secured by the Company’s owned real estate as a result of the failure to provide timely quarterly financial statements and compliance certificates required under the facilities.  The delay was the result of the need to restate previously filed financial statements and file subsequent delinquent filings with the SEC.   As of the date of the termination, Tandy had no borrowings under these credit facilities or with any other lending institution.

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

On December 8, 2021, we entered into an agreement with an institutional shareholder of the Company, to repurchase 212,690 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $5.00 per share for a total of $1.1 million. The closing of the repurchase took place on December 16, 2021, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 2.4% of our outstanding common stock.

Cash Flows

(in thousands)	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(2,028)	$(14,269)
Net cash provided by (used in) investing activities	(512)	8,050
Net cash provided by (used in) financing activities	(1,700)	410
Effect of exchange rate changes on cash and cash equivalents	(3)	60
Net decrease in cash and cash equivalents	$(4,243)	$(5,749)

For the nine months ended September 30, 2021, cash from operations used $2.0 million driven by net income of $1.3 million, non-cash expenses of $3.8 million, including depreciation, amortization, and stock-based compensation, a federal income tax refund of $1.0 million related to the 2019 tax year, and $1.0 million of other changes in operating assets and liabilities mostly due to an increase in accounts payable and accrued liabilities of $0.9 million and more than offset by the net buildup of inventory of $6.6 million and a reduction in lease liabilities of $2.6 million.  We invested $0.5 million in capital expenditures primarily related to system implementations.  Cash used in financing activities was primarily due to the purchase of 500,000 shares of our common stock for $3.35 per share, or $1.7 million, from an institutional shareholder of the Company in a private transaction.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $4.2 million.

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

Evaluation of Disclosure Controls and Procedures

As previously disclosed in our Form 10-K filing for the period ended December 31, 2020, and in  connection with the filing of this Form 10-Q for the period ended September 30, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2017 and 2018 and for the first quarter ended March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of September 30, 2021 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

Control Activities

We continue to redesign and implement our internal control activities.  Specifically, we conducted detailed working sessions to document our current and prior finance and accounting policies, procedures and step-by-step activities as a prerequisite to selecting a new systems vendor.  These sessions identified specific areas that required short-term improvement and long-term redesign of processes, structure, authorities and controls, and those actions include:
■
New systems designed to calculate inventory at FIFO and create efficiency and accuracy through integration: we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which went live on September 1, 2020.  We are still in the process of implementing our new point-of-sale system, which will be fully integrated with our ERP system and with a phased implementation across our fleet of stores throughout 2021 and into the first half of 2022.

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020.  We are still in the process of implementing our new point-of-sale system, with a phased implementation throughout 2021 and into the first half of 2022.  Also, during January 2021, we hired a new highly-qualified CFO with public company experience.  Although we had not fully remediated the material weaknesses in our internal control over financial reporting as of September 30, 2021, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period (2)	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs (1)
July 1 – July 31, 2021	—	—	—	$5,000,000
August 1 – August 31, 2021	—	—	—	$5,000,000
September 1 – September 30, 2021	—	—	—	$5,000,000
Total	—	—	—

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

3.2
Bylaws of Tandy Leather Factory, Inc., filed as Exhibit 3.1 to Tandy Leather Factory, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021 and incorporated by reference herein.

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

*10.9	Form of Stock Purchase Agreement dated December 8, 2021 between the Company and Right Lane I, LP.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: December 20, 2021	By:	/s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: December 20, 2021	By:	/s/ Michael Galvan
Michael Galvan
Chief Financial Officer