Form 10-K
period 2021-12-31
TANDY LEATHER FACTORY INC
filed 2022-03-31
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________ to________

Commission File Number 1-12368
TANDY LEATHER FACTORY, INC.
Delaware	75-2543540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Southeast Loop 820 Fort Worth, Texas 76140	76140
(Address of Principal Executive Offices)	(Zip Code)

817-872-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0024	TLFA	OTC Pink Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.   ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,217,065 at June 30, 2021 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 25, 2022, there were 8,594,757 shares of the registrant’s common stock outstanding.

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

The Company’s common shares currently trade on the OTC Pink Market operated by OTC Markets Group under the symbol “TLFA.”

Retail Fleet

The Company currently operates a total of 106 retail stores.  There are 95 stores in the U.S., ten stores in Canada and one store in Spain.

All Tandy locations, other than our corporate headquarters (which includes our flagship store, corporate offices, distribution center, and manufacturing facility) are leased.

Business Strategy

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been and continue to be our competitive advantage: where our consumers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel and test the product, and where they can connect and commune with others passionate about leather.  Our website provides inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase product – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our Commercial Division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, bulk and volume-based competitive pricing, customized product development, and production and pre-production services, we are building long-term, strategic relationships with our largest customers.

Our focus over the last three years has been on three broad strategic initiative areas:

1.	Improving our brand proposition, with both Retail and Commercial customers

2.	Rebuilding our foundation – the talent, processes, tools and systems needed to serve these customers

3.	Position us for long-term growth – creating the vision and roadmap for the future

Despite the unforeseen obstacles of the financial restatement and the COVID-19 pandemic, we have made significant progress against these initiatives.  Some key accomplishments include:

■	Significantly improving the product quality, breadth of assortment and value

■	Reinventing the pricing architecture/strategy to simplify it, provide great everyday value and also the excitement of sale

■	Improving the quality, clarity and efficiency of the marketing collateral and mix

■	Relaunching and dramatically improving the website; centralizing web fulfillment

■	Significantly improving the Retail organization and skills: new team, training, career paths, incentives

■	Launching the Commercial Division: a completely new business model tailored to the needs of the largest customers

■	Recruiting, developing and retaining the right team for the work ahead; creating a collaborative, performance-based culture

■	Building people management infrastructure: performance evaluations, benefits, communications, recognition, incentives, training

■	Replacing and significantly upgrading general ledger, warehouse management and point-of-sale systems

■	Developing a robust counter-sourcing program for product and supplies

■	Reorganizing and improving factory and warehouse capabilities

■	Creating a roadmap for future growth

COVID-19 and Outlook

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

Due to our size, we were not eligible for the Paycheck Protection Program administered through the Small Business Administration.  Also, due to our not being current on financial filings with the SEC, we were not able to obtain loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.  However, under the CARES Act we were eligible to participate in the payroll tax deferral program, and we deferred $0.6 million in payroll tax with $0.3 million to be paid by December 31, 2021, and the remaining $0.3 million to be paid by December 31, 2022.  During the second quarter of 2020, the Company borrowed $0.4 million through the Spanish government’s Institute of Official Credit Guarantee for Small and Medium-sized Enterprises, a COVID-19 relief program.  In Canada, we participated in the Canada Emergency Commercial Rent Assistance (“CECRA”) program for rent relief, receiving total rent abatements under the program of $0.05 million.

Nine stores were permanently closed during 2020 as leases expired or early terminations were negotiated, including at locations where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, Tandy operates 106 stores, including ten in Canada and one in Spain.

On May 22, 2020, our Fort Worth flagship store reopened to the public, the beginning of a phased approach to reopening our stores with limited hours, new protocols for sanitizing, social distancing, wearing masks and taking daily temperatures of employees.  During the third quarter of 2020, all 106 of Tandy’s stores had reopened to the public.  Since then, various spikes in local infection rates  have forced us to sporadically move stores to short-term “curbside only” operations or closures due to local conditions or staffing issues. We expect that at least some further infections and temporary store shutdowns will continue for the foreseeable future.

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

Customers

Our customers fall into 2 broad categories:  those who shop in retail stores and on our website (“Retail Customers”) and those whom we serve through our Commercial Division (“Commercial Customers”).  Retail Customers range from hobbyists to institutions like schools, camps, and other groups to small businesses.  Affinity groups like Military and First Responders and smaller and larger businesses who purchase in our retail stores receive special pricing or general discounts.  To be served through our Commercial Division, customers generally need to spend more than $20,000 per year and receive pricing based on their purchasing levels.

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

Distribution

Our stores receive the majority of their inventory from our central distribution center located in Fort Worth, Texas, in weekly or, increasingly, bi-monthly shipments, using third party logistics providers.  Occasionally, merchandise is shipped to stores directly from the vendor.  We now fulfill all of our U.S. and many of our International web orders from our Fort Worth distribution center.  Canada web orders are fulfilled out of our 10 Canada stores, and European web orders are fulfilled out of our Spain store.  We have a global customer service team that handles web order inquiries and phone orders.  Our goal is to optimize the tradeoff between the sales and market share we realize from having a broad product line against the safety stock required to support those items .  We generally maintain higher inventories of imported or long-lead-time items, to ensure a continuous supply. Our inventory levels have grown as we have increased our product assortment to improve conversion and retention of customers and to mitigate out-of-stocks, especially during the supply chain disruptions over the last 2 years.  We have also been executing a number of strategic initiatives to test smaller quantities of new items online, buying into them only when we are certain of their success, tailor product assortments to the needs of local customers in each store, and to ship directly from vendors to customers.  We carry about 6,500 stock-keeping units (SKUs) in our current product line and continue to refine both the line, the lead times and safety stock levels required to meet customer demand, online vs. in-store assortment, and overall total inventory levels needed to grow sales and market share.

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

Suppliers

We purchase merchandise and raw materials from over 170 vendors from the United States and approximately 20 foreign countries.  In general, our 10 largest vendors account for approximately 60-75% of our inventory purchases.

Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the United States.  Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

Our supply chain and vendor relationships remain strong.  We are focused on continuing to align our product and sourcing strategies to elevate the overall quality, consistency, and agility to meet the diverse needs of our existing consumers and attract new ones to the brand.  COVID-19 has had varying impacts on our supply chain, as the course of the disease has impacted countries differently over time.  We continue to see product price increases and longer lead-times across most product categories due to container and/or raw material scarcity and labor shortages.  We are also beginning to see the impact of higher energy prices on both product and freight costs as well.    We invested heavily in inventory of key items, especially in leather and hardware, over the last 12 months at 2020 prices.  We believe we will be well-positioned to wait out any short-term price hikes for some months.

Compliance with Environmental Laws

Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2021, we employed 593 people, 492 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

Intellectual Property

The Company owns all of the material trademark rights used in connection with the production, marketing, distribution and sale of all Tandy-branded products.  In addition, we license a limited number of our trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition co-branded projects.  Major trademarks include federal trade name registrations for “Tandy Leather Factory,” “Tandy Leather Company,” and “Tandy.”  The Company is not dependent on any one particular trademark or design patent, although it believes that the “Tandy” and “Tandy Leather” names are important for its business.  In addition, Tandy owns several patents for specific belt buckles and leather-working equipment. Tandy polices its trademarks and trade dress and where appropriate pursues infringers.  The Company expects that its material trademarks will remain in full force and effect for as long as we continue to use and renew them.

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

Information about our Executive Officers

The following table sets forth information concerning our executive officers as of December 31, 2021:

Name and Age	Position	Served as Executive Officer Since
Janet Carr, 60	Chief Executive Officer	2018
Michael Galvan, 53	Chief Financial Officer	2021

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

Michael Galvan has served as our Chief Financial Officer since January 2021. He first joined the Company in May 2020, initially serving as Interim Chief Financial Officer.  Mr. Galvan brings over 25 years of finance and accounting experience to the Company, including executive leadership roles serving as Interim Chief Financial Officer, Chief Accounting Officer and Treasurer for a variety of publicly traded companies, including C&J Energy Services, Inc., Main Street Capital Corporation and Mattress Firm.  Prior to joining the Company, Mr. Galvan served in various management roles including Senior Vice President, Chief Accounting Officer and Treasurer of NexTier Oilfield Solutions, Inc. (formerly C&J Energy Services, Inc.), from June 2016 until April 2020, including serving as Interim Chief Financial Officer from March through September 2018.

ITEM 1A.	RISK FACTORS

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had, and likely may continue to have, a material adverse effect on our business and liquidity.

The COVID-19 pandemic had an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties.  These uncertainties include, but are not limited to, the material adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and our stores.  In March 2020, we temporarily closed all of our stores and took other significant actions to mitigate the ongoing impact of the COVID-19 pandemic on our cash flows and to protect our business and associates for the long term in response to the crisis.  During the third quarter of 2020, all of our 106 stores reopened.  Since that time, we have continued to manage through the pandemic as we continue to see varying levels of infection rates, in various locations and have again been forced periodically to temporarily close certain stores or move certain stores to “curbside only” operations.  We are unable to ensure that our sales will meet or exceed current levels or if additional periods of store closures will be needed or mandated.  In addition, our merchandise vendors may have been negatively impacted by the pandemic and the financial difficulties of other retailers, thereby creating concerns about our vendors’ ability to provide us with payment terms or merchandise that is suitable to our brand.  The effects of the pandemic have materially adversely impacted our revenues, earnings, liquidity and cash flows.

The continuing impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak (including new variants) and availability and acceptance rates of vaccines within the U.S. and Canada and our key sourcing markets, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.  The pandemic has had, and may continue to have, a material adverse impact on our financial position, cash flows, liquidity and results of operations since fiscal year 2020.  This situation continues to change rapidly, and additional impacts may arise that we are not aware of currently.

Disruptions in the operation of our Fort Worth distribution center or manufacturing facility due to disease, including COVID-19, natural disaster, fire, or other crises, could have an adverse effect on our ability to supply our retail stores, fulfill web orders and/or manufacture product, resulting in possible decreases in sales and margin.

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

Risks Related to Owning our Common Stock

Our continued delisting from the Nasdaq Market or a continued suspension of broker trading of our common stock could reduce liquidity or impair the value of your investment.

Our common stock was previously listed on the Nasdaq Global Market.  Because of the Company’s inability during its financial restatement to timely file its quarterly and annual financial reports, Nasdaq suspended trading in the Company’s stock  as of August 13, 2020 and formally delisted it on February 9, 2021.  To date, the delisting has not materially affected the trading price of the Company’s common stock.  The Company has applied for re-listing on Nasdaq; such listing is subject to Nasdaq approval, and we cannot guarantee when or if our application will be approved.  Our stock currently trades on the Pink Market operated by OTC Markets Group, where trading volume is typically lower than on exchanges such as Nasdaq.  Failure to relist our stock on Nasdaq could adversely affect the market liquidity of our common stock or otherwise impair the value of your investment.

In addition, on September 16, 2020, the SEC adopted final rules amending Securities Exchange Act Rule 15c-211.  The amended rule requires that a company have current and publicly available information as a precondition for a broker-dealer to either initiate or continue to quote its securities.  Because the Company was not yet current in its periodic reporting with the SEC, in October 2021 our stock was removed from the OTC Pink Market and began trading on a new OTC “Expert Market” for stocks whose trading is restricted by Rule 15c-2-11.  When the Company became current again in its financial reporting in December 2021, our stock was elevated to the OTC Pink Market (Current Information).  However, trading in our stock has continued to be restricted under Rule 15c-2-11 until such time as a market maker for our stock is approved by the Financial Industry Regulatory Authority (FINRA).  A potential market maker has filed an application for approval by FINRA, but we cannot guarantee if or when such an application will be approved.  Any continued restrictions on the trading of our common stock would adversely affect the market liquidity of our common stock and might impair the value of your investment.

Material weaknesses in our system of internal controls were identified during our investigation and financial restatement.  Some of these material weaknesses are still in the process of remediation.  If not remediated, these material weaknesses could result in additional material misstatements in our Consolidated Financial Statements.  We may be unable to develop, implement and maintain appropriate controls in future periods.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting.  As disclosed in Part II, Item 9A, Controls and Procedures of this Form 10-K, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that we continue to have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021.    As a result of the material weaknesses, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully implemented.  Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts.  If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future Consolidated Financial Statements could contain undetected errors.  Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.  For more information relating to the Company’s internal control over financial reporting, the material weaknesses that existed as of December 31, 2021 and the remediation activities undertaken by us, see Part II, Item 9A, Controls and Procedures of this Form 10-K.

Risks Related to Cash Flow and Capitalization

If our cash from operations falls short and we are unable to raise additional working capital, we might be unable to fully fund our operations or to otherwise execute our business plan.

Historically, the Company has funded its business primarily with cash from operations and has utilized only small lines of working capital for seasonal expenditures.  As a result of the restatement and the Company not having current audited financial information, our working capital lines were discontinued by the lenders.  We believe that access to this capital can be restored now that we are current in our financial reporting and that our currently available working capital will be sufficient to continue the needs of our business for at least the next twelve (12) months.  However, should (1) our costs and expenses prove to be greater than we currently anticipate, or (2) seasonal fluctuations in sales or inventory purchases result in needing additional capital, and (3) we remain unable to borrow short- or long-term capital, the depletion of our working capital would be accelerated and could leave us unable to make required payments.  We may also seek capital through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot guarantee that we will be able to secure the additional cash or working capital we might require to continue our operations.

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

Our performance is subject to global economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  Specialty retail, and retail in general, is heavily influenced by general economic cycles.  Specifically, at the time of filing this Form 10-K, the American and world economies have been acutely affected by a combination of factors resulting from both the COVID-19 pandemic and the war resulting from the invasion of Ukraine by Russian military forces.  The current impacts of these events include (but are not limited to) levels of inflation that are the highest in the U.S. in more than 40 years, fuel prices at or near record highs, an extremely tight labor market with rising wages and competition to attract qualified workers, rising real estate prices and increases in interest rates.  Purchases of non-essential, discretionary products tend to decline in periods (such as the current one) of recession or uncertainty regarding future economic prospects, as disposable income declines.  During these periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, maintain our earnings from operations as a percentage of net sales, or generate sufficient cash flows to fund our operational and liquidity needs.  As a result, our operating results may be adversely and materially affected by continued downward trends or uncertainty in the United States or global economies.

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

Risks Related to Legal, Regulatory and Compliance

If the United States maintains current tariffs on products manufactured in China, or if additional tariffs or trade restrictions are implemented by other countries or by the U.S., the cost of our products manufactured in China or other countries and imported into the U.S. or other countries could increase.  This could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial condition and results of operations.

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

During the fourth quarter of 2018, the Company, under its new management, began to implement a large number of initiatives to transform the Company’s business, improve sales long term and improve operational efficiency.  These include the realignment of the Company’s retail division management structure, the closing of underperforming stores, the formation of a new division focused on serving commercial customers, pricing and marketing initiatives, systems improvements and other changes.  The Company believes that long-term growth will be realized through these transformational efforts over time, however there is no assurance that such efforts will be successful.  Actual costs incurred and the timeline of these initiatives may differ from our expectations.  If these initiatives are unsuccessful, our business, financial condition and results of operation could be materially adversely affected.

Our business is subject to the risks inherent in global sourcing activities.

As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	unavailability of, or significant fluctuations in the cost of, raw materials;

•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;

•	imposition of additional duties, taxes and other charges on imports or exports;

•	embargoes against products originating in countries from which we source;

•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;

•	compliance by our independent manufacturers and suppliers with our Code of Business Conduct and Ethics and our Animal Welfare Policy;

•	disruptions or delays in shipments;

•	loss or impairment of key manufacturing or distribution sites, which also could result in a former manufacturer beginning to produce similar products that compete with ours;

•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;

•	product quality issues;

•	political unrest;

•	unforeseen public health crises, such as pandemic (e.g., the COVID-19 pandemic) and epidemic diseases;

•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise; and

•	acts of war or terrorism and other external factors over which we have no control.

Increases in the price of leather and other items we sell or a reduction in availability of those products could increase our cost of goods and decrease our profitability.

The prices we pay our suppliers for our products are dependent in part on the market price for leather, metals, and other products.  The cost of these items may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation and fuel costs, government regulation, economic climates, war or other political considerations, and other unpredictable factors.  Leather prices worldwide have been relatively stable for the past several years although the outlook for future prices is uncertain.  Increases in these costs, together with other factors, would make it difficult for us to sustain the gross margin level we have achieved in recent years and result in a decrease in our profitability unless we are able to pass higher prices on to our customers or reduce costs in other areas.  Changes in consumers’ product preferences or lack of acceptance of our products whose costs have increased may prohibit us from passing those increases on to customers, which could cause our gross margin to decline.  If our product costs increase and our sale prices do not, our future operating results could be adversely affected unless we are able to offset such gross margin declines with comparable reductions in operating costs.  Accordingly, such increases in costs could adversely affect our business and our results of operations.

Further, involvement by the United States in war and other military operations abroad could disrupt international trade and affect our inventory sources.  Finally, livestock diseases, such as mad cow, could reduce the availability of hides and leathers or increase their cost.  The occurrence of any of these events could adversely affect our business and our results of operations.

We are subject to risks associated with leasing retail space under long-term and non-cancelable leases.  We may be unable to renew leases on acceptable terms.  If we close a leased retail space, we might remain obligated under the applicable lease.

We lease the majority of our retail store locations under long-term, non-cancelable leases, which have initial or renewed terms typically ranging from three years to five years and may include lease renewal options.  We believe that most of the lease agreements we will enter into in the future will likely be long-term and non-cancelable.  Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities.  We generally cannot cancel these leases at our option.  If we determine that it is no longer economical to operate a retail store subject to a lease and decide to close it, as we have done in the past and will do in the future, we would generally remain obligated under the applicable lease for, among other things, payment of the base rent, common charges and other net payments for the balance of the lease term.  In some instances, we may be unable to close an underperforming retail store without a significant financial penalty due to continuous operation clauses in our lease agreements.  In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations.  Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow.  Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for leather and leathercraft-related items.  If we misjudge the market, we might significantly overstock unpopular products and be forced to take significant inventory markdowns, or experience shortages of key items, either of which could have a material adverse impact on our operating results and cash flow.  In addition, adverse weather conditions, economic or political instability and consumer confidence volatility could have material adverse impacts on our sales and operating results.

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

We lease our store locations, with the exception of our flagship store located in Fort Worth, Texas.  The majority of our stores have initial lease terms of three to five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  We own the 22,000 square foot building that houses our flagship store.  Further, we own our corporate headquarters, which includes our central distribution center and manufacturing facility, sales, marketing, administrative, and executive offices.  The facility consists of 191,000 square feet located on approximately 30 acres.

The following table summarizes the locations of our leased premises as of the date of this filing:

U.S. Locations
Alabama	1	Missouri	3
Alaska	1	Montana	1
Arizona	3	Nebraska	1
Arkansas	1	Nevada	2
California	10	New Mexico	2
Colorado	4	New York	1
Connecticut	1	New Jersey	1
Florida	5	North Carolina	2
Georgia	2	Ohio	3
Idaho	1	Oklahoma	2
Illinois	1	Oregon	2
Indiana	1	Pennsylvania	3
Iowa	1	South Carolina	1
Kansas	1	South Dakota	1
Kentucky	1	Tennessee	3
Louisiana	2	Texas	16
Maryland	1	Utah	4
Massachusetts	1	Washington	3
Michigan	2	Wisconsin	1
Minnesota	2	Wyoming	1

Canadian locations:
Alberta	3	Ontario	3
British Columbia	1	Saskatchewan	1
Manitoba	1
Nova Scotia	1	International locations:
		Spain	1

As a result of the COVID-19 pandemic and resulting legal requirements in most of our markets, we temporarily closed all of our stores to the public during March 2020.  We have continued to manage through the pandemic during intermittent spikes in COVID-19 infections, continue to see varying levels of infection rates, and have at times been forced to temporarily close or move certain stores to “curbside only” operations.  As of the date of filing this Form 10-K, most of our stores have reopened fully, and preventive measures are in place in most stores but are not believed to be materially impacting store sales.  However, some stores have had to temporarily close due to COVID-19, especially with the rise of the Delta variant in the third quarter of 2021, which has negatively impacted sales for those stores.

ITEM 3.	LEGAL PROCEEDINGS

In 2019, the Company self-reported to the SEC information concerning the internal investigation of certain accounting matters resulting in the restatement for the full year 2017 and full year 2018, including interim quarters in 2018, and the first quarter of 2019.  In response, the Division of Enforcement of the SEC initiated an investigation into the Company’s historical accounting practices.  In July 2021, the Company entered into a settlement agreement with the SEC to conclude this investigation.  Under the terms of the settlement, in addition to other non-monetary settlement terms, (1) the Company paid a civil monetary penalty of $200,000, and (2) the Company’s former Chief Financial Officer and Chief Executive Officer agreed to pay a civil monetary penalty of $25,000.  In accepting the Company’s settlement offer, the SEC took into account remedial actions the Company took promptly after learning of the issues detailed in the SEC’s order.

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

Our common stock trades on the Pink Market operated by OTC Markets Group under the symbol “TLFA.”

There were approximately 286 stockholders of record on February 25, 2022.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2021 that were not registered under the Securities Act.

Our Board of Directors did not authorize any dividends during the fiscal years ended December 31, 2021 or 2020.  Our Board of Directors may consider future cash dividends after giving consideration to our profitability, cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

The following table summarizes repurchases of our common stock occurring in fourth quarter 2021:

Period (2)	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Dollar value of shares that may yet be purchased under the plans or programs (1)

October 1 – October 31, 2021	-	$-	-	$5,000,000
November 1 – November 30, 2021	-	$-	-	$5,000,000
December 1 – December 31, 2021	214,581	$5.00	-	$5,000,000
Total	214,581	$5.00	-

(1)  On August 9, 2020, the Company’s Board of Directors approved a new stock repurchase program allowing the Company to repurchase up to $5 million value of shares of our common stock on or prior to July 31, 2022.

(2)  The Company suspended repurchasing any shares under its program beginning in July 2019, because of the lack of publicly-available financial information of the Company during this period.  Management expects to resume the Company’s repurchase program (as conditions allow) following completion of our financial restatement and making all outstanding periodic filings with the SEC.

 (3) On Decmber 8, 2021, we entered into an agreement with an institutional shareholder of the Company to repurchase 212,690 shares of our common stock in a private transaction separate from our share repurchase program. The purchase price was $5.00 per share for a total of $1.1 million. The closing of the repurchase took place on December 17, 2021, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 2.4% of our outstanding common stock.

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

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been and continue to be our competitive advantage: where our consumers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel and test the product, and where they can connect and commune with others passionate about leather.  Our website provides inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase product – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our Commercial Division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, bulk and volume-based competitive pricing, customized product development, and production and pre-production services, we are building long-term, strategic relationships with our largest customers.

Our focus over the last three years has been on three broad strategic initiative areas:

1.	Improving our brand proposition, with both Retail and Commercial customers

2.	Rebuilding our foundation – the talent, processes, tools and systems needed to serve these customers

3.	Position us for long-term growth – creating the vision and roadmap for the future

COVID-19

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

Due to our size, we were not eligible for the Paycheck Protection Program administered through the Small Business Administration.  Also, due to our not being current on financial filings with the SEC, we were not able to obtain loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.  However, under the CARES Act we were eligible to participate in the payroll tax deferral program, and we deferred $0.6 million in payroll tax with $0.3 million to be paid by December 31, 2021, and the remaining $0.3 million to be paid by December 31, 2022.  During the second quarter of 2020, the Company borrowed $0.4 million through the Spanish government’s Institute of Official Credit Guarantee for Small and Medium-sized Enterprises, a COVID-19 relief program.  In Canada, we participated in the Canada Emergency Commercial Rent Assistance (“CECRA”) program for rent relief, receiving total rent abatements under the program of $0.05 million.

During the third quarter of 2020, all of Tandy’s stores reopened to the public, and the store re-openings were well received by our employees and customers.  We have continued to manage through the pandemic during intermittent spikes in COVID-19 infections, continued to see varying levels of infection rates, and have at time been forced to temporarily close or move certain stores to “curbside only” operations.  We expect that at least some further infections and temporary store shutdowns will continue for the foreseeable future.

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

Results of Operations

The following table presents selected financial data:

(in thousands)	2021	2020	$ Change	% Change
Sales	$82,661	$64,084	$18,577	29.0%
Gross profit	46,999	36,058	10,941	30.3%
Gross margin percentage	56.9%	56.3%		0.6%
Operating expenses	44,699	41,328	3,371	8.2%
Impairment expense	-	1,078	(1,078)	(100.0)%
Income (loss) from operations	$2,300	$(6,348)	$8,648	136.2%

Net Sales

Consolidated net sales increased by $18.6 million, or 29.0%, from 2021 to 2020.  This sales growth is a reflection of continued strong demand from customers in all channels of distribution: retail stores, our website and our Commercial Division.  While staffing challenges and sporadic store closures due to COVID-19 limited sales upside in some areas, consumers continued to invest COVID-era stimulus payments in their leatherworking interests, especially in our retail stores.  At the same time, we believe our improved product quality, broader assortment, improved in-store expertise and service, and focused and efficient marketing communications were continuing to work together to drive sales.

Our store footprint consisted of 106 stores at both December 31, 2021 and December 31, 2020.

Gross Profit

Gross profit increased by $10.9 million, or 30.3%, from 2021 to 2020 as a result of higher net sales as well as improved gross margin.  Our gross margin percentage for the year ended December 31, 2021 increased to 56.9%, versus 56.3% in the same period in 2020.  This increase was a result of a combination of factors, including product and customer mix shifts as well as refining the process we use to capitalize cost into our inventory value for freight, warehousing and handling expenditures, updating from a manual, higher-level process to a more automated mechanism using our new ERP system, partially offset by higher costs for warehouse handling and freight costs.

Operating Expenses

(in thousands)	2021	2020
Operating expenses	$44,699	$41,328
Non-routine items related to restatement	(1,252)	(3,587)
Non-routine items related to CFO transition	-	(388)
Adjusted operating expenses	$43,447	$37,353

Operating expenses % of sales	54.1%	64.5%
Adjusted operating expenses % of sales	52.6%	58.3%

Operating expenses increased by $3.4 million in 2021 as compared to the corresponding prior year.  This was mostly as a result of recalling store employees who had been furloughed while stores were closed in 2020 due to the COVID pandemic as well as sales-driven expenses like credit card fees and sales-based incentives, partially offset by $2.3 million in higher costs associated with the restatement of our financial statements and $0.4 million higher CFO transition costs in the prior year period.  Adjusted operating expenses, which excludes the non-routine items related to the restatement and CFO turnover, increased $6.1 million or 16.3% for the reasons noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting fees associated with the restatement and recruiting fees, exit costs, interim CFO-related expenses, and expenses for a number of other contract accounting professionals associated with the turnover of our CFO in 2020.

Impairment Expense

During the first quarter of 2020, we determined the economic impact from the COVID-19 pandemic created a triggering event for our fleet of stores, and we performed recoverability testing at the store level with 26 stores failing recoverability testing and resulting in impairment expense of $1.1 million during the 2020 year.  For the year ended December 31, 2021, no impairment expense was recognized.  See Note 2, Significant Accounting Policies – Impairment of long-lived assets of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for further detail.

Other (Income) Expense

Other (income) expense consists primarily of interest expense, interest income and foreign currency (gain) loss.  For the year ended December 31, 2021, we recognized other expense of $0.1 million.  During the year ended December 31, 2020, we recognized other income of $0.1 million.  We incurred higher levels of interest expense in 2021 as compared to the prior year as a result of a $0.4 million loan provided for by the Spanish government as part of a COVID-19 relief program.

Provision for Income Taxes

Our effective tax rate was 38.3% and (21.9%) for the years ended December 31, 2021 and 2020, respectively.  For 2021 and 2020, the difference between our statutory rates and our effective rate are primarily due to state income taxes, the difference in tax rates for loss carryback periods, items that are nondeductible for income tax purposes, and the change in valuation allowance against U.S. deferred tax assets and certain foreign net operating losses.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balance as of December 31, 2021 totaled $10.2 million.

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

Share Repurchase Program

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of our common stock between August 9, 2020 and July 31, 2022.  The Company’ s previous share repurchase program expired in August 2020.  As of December 31, 2021 and 2020, the full $5.0 million of our common stock remained available for repurchase under this program.

On January 28, 2021, we entered into an agreement with an institutional shareholder of the Company to repurchase 500,000 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $3.35 per share for a total of $1.7 million. The closing of the repurchase of these shares took place on February 1, 2021, and these shares were subsequently cancelled.  Prior to the repurchase, the shares represented approximately 5.5% of our outstanding common stock.

On December 8, 2021, we entered into an agreement with an institutional shareholder of the Company to repurchase 212,690 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $5.00 per share for a total of $1.1 million. The closing of the repurchase took place on December 16, 2021, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 2.4% of our outstanding common stock.  These share repurchases were separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the plan described in the previous paragraph.

Cash Flows

(amounts in thousands)	2021	2020
Net cash provided by (used in) operating activities	$3,716	$(12,527)
Net cash provided by (used in) investing activities	(1,001)	6,256
Net cash provided by (used in) financing activities	(2,777)	416
Effect of exchange rate changes on cash and cash equivalents	(112)	279
Net decrease in cash and cash equivalents	$(174)	$(5,576)

For 2021, we generated $3.7 million of cash from operations driven by net income of $1.4 million, non-cash expenses of $5.2 million, including depreciation, amortization, and stock-based compensation, a reduction to income tax receivable of $1.8 million due to a federal income tax refund of $1.0 million related to the 2019 tax year and $0.8 million in income tax expense from expected taxable income generation in 2021, and $1.6 million of other changes in operating assets and liabilities mostly attributable to an increase in accounts payable and accrued liabilities of $1.9 million, and partially offset by the net buildup of inventory of $2.8 million and a reduction in lease liabilities of $3.4 million.  We invested $1.0 million in capital expenditures for the purchase of store fixtures and systems implementations.  We used cash in financing activities to repurchase 712,690 shares of Tandy common stock in two private purchases totaling $2.7 million at an average price of $3.84 per share.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $0.2 million.

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

We believe that cash flow from operations and our existing cash reserves will be adequate to fund our operations through 2022, taking into account the current effects of the COVID-19 pandemic on our business and cash flow and our current business performance.  In addition, we anticipate that this cash flow and our current cash reserves will enable us to meet our contractual obligations and commercial commitments throughout 2022.  There can be no assurance, however, that the COVID-19 pandemic would not result in further restrictions on our business operations in a manner that would more materially impact our cash flow.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2021 or 2020, and we do not currently have any such arrangements.

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

Inventory.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.  Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process is valued on a first‑in, first-out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.  We regularly review all inventory items to determine if there are (i) damaged goods (e.g., for leather, excessive scars or damage from ultra-violet (“UV”) light), (ii) items that need to be removed from our product line (e.g., slow-moving items, inability of a supplier to provide items of acceptable quality or quantity, and to maintain freshness in the product line) and (iii) pricing actions that need to be taken to adequately value our inventory at the lower of cost or net realizable value.  Since the determination of net realizable value of inventory involves both estimation and judgement with regard to market values and reasonable costs to sell, differences in these estimates could result in ultimate valuations that differ from the recorded asset.  The majority of inventory purchases and commitments are made in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.  Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.  Inventory is physically counted twice annually in the Texas distribution center.  At the store level, inventory is physically counted each quarter.  Inventory is then adjusted in our accounting system to reflect actual count results.

Leases.  We lease certain real estate for our retail store locations and warehouse equipment for our Texas distribution center, both under long-term lease agreements. Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognize a lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term. For our operating leases, the present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain we will exercise such an option. The exercise of lease renewal options is generally at our discretion. Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. We discount lease payments using our incremental borrowing rate based on information available as of the measurement date. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets. For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated statements of comprehensive income (loss). As of December 31, 2021, we have no sublease agreements and no lease agreements in which we are named as a lessor. Subsequent to the recognition of our operating lease assets and lease liabilities, we recognize lease expense related to our operating leases on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term. We also perform interim reviews of our operating lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Tandy Leather Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

The Company’s accounting policy for the recognition of inventory and cost of sales is described in Note 2 to the consolidated financial statements. The Company has recorded an inventory balance of approximately $38.1 million and cost of sales of approximately $35.7 million as of and for the year ended December 31, 2021. Additionally, Note 3 to the consolidated financial statements provides further detail of the components of the year-end inventory balance.

The Company’s merchandise inventories are stated at the lower of cost or net realizable value using a first-in first-out costing principle. Finished goods inventory costs include the cost of merchandise purchases, the costs to bring the merchandise to the Company’s distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to the Company’s stores. Manufacturing inventory, raw materials and work-in-process are also valued on a first‑in, first-out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead. The determination of amounts that are required to be capitalized to inventory resulting from manufacturing labor and overhead costs, warehouse and handling expenditures and transportation costs (together “overhead costs”) are subjective and are generally based on an allocation ratio calculated by the Company using the previous year’s actual overhead costs and the value of inventory handled during that year, subject to adjustment for current economic or market conditions. Additionally, to determine if the value of their inventory should be written down, the Company considers many factors, including condition of the product (excessive scars, discoloring or damage from UV light), current and anticipated demand that may cause the product to become slow moving and age of the merchandise to ensure that the product line is considered fresh. If a write-down is warranted, the carrying value of the merchandise is reduced from its original cost to the lower of its cost or net realizable value.

Management estimates the value of inventory by estimating the capitalizable overhead costs and adjusts the inventory to lower of cost or net realizable value. Our audit procedures to evaluate these items involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventories included the following, among others:
•	We obtained an understanding of the controls over the valuation of inventory.
•	We tested the inventory costs incurred by the Company by reviewing supplier invoices and ensuring that appropriate application of the first-in first-out principle was followed.
•	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in calculating the capitalizable overhead costs allocation ratio.
•	We evaluated the appropriateness of the capitalized overhead costs by analyzing them against actual overhead costs incurred during the year.
•	We tested the mathematical accuracy of the Company’s inventory obsolescence reserve calculation.
•	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in developing its estimate of the inventory obsolescence reserve.
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

Oklahoma City, Oklahoma
March 31, 2022

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,155	$10,329
Accounts receivable-trade, net of allowance for doubtful accounts of $24 and $14 at December 31, 2021 and 2020, respectively	614	350
Inventory	38,084	36,779
Income tax receivable	972	2,753
Prepaid expenses	483	536
Other current assets	141	265
Total current assets	50,449	51,012

Property and equipment, at cost	27,750	27,468
Less accumulated depreciation	(15,989)	(15,078)
Property and equipment, net	11,761	12,390

Operating lease assets	10,438	11,772
Financing lease assets	37	44
Deferred income taxes	-	82
Other intangibles, net of accumulated amortization of $548 at December 31, 2021 and 2020	6	6
Other assets	394	387
TOTAL ASSETS	$73,085	$75,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$4,786	$5,737
Accrued expenses and other liabilities	4,302	3,642
Current portion of operating lease liabilities	3,025	3,530
Current portion of finance lease liabilities	15	14
Current maturities of long-term debt	79	-
Total current liabilities	12,207	12,923

Uncertain tax positions	415	393
Other non-current liabilities	417	463
Operating lease liabilities, non-current	8,194	9,245
Finance lease liabilities, non-current	15	29
Long-term debt, net of current maturities	336	446

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,971,711 and 10,575,182 shares issued at December 31, 2021 and 2020, respectively; 8,547,335 and 9,150,806 shares outstanding at December 31, 2021 and 2020, respectively	24	25
Paid-in capital	3,959	5,924
Retained earnings	58,664	57,310
Treasury stock at cost (1,424,376 shares at December 31, 2021 and 2020)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,373)	(1,292)
Total stockholders’ equity	51,501	52,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,085	$75,693

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020

Net sales	$82,661	$64,084
Cost of sales	35,662	28,026
Gross profit	46,999	36,058

Operating expenses	44,699	41,328
Impairment expense	-	1,078

Income (loss) from operations	2,300	(6,348)

Other (income) expense:
Interest expense	16	7
Other, net	91	(76)
Total other (income) expense	107	(69)

Income (loss) before income taxes	2,193	(6,279)

Income tax provision (benefit)	839	(1,378)

Net income (loss)	$1,354	$(4,901)

Foreign currency translation adjustments, net of tax	(81)	(211)

Comprehensive income (loss)	$1,273	$(5,112)

Net income (loss) per common share:
Basic	$0.16	$(0.54)
Diluted	$0.16	$(0.54)

Weighted average number of shares outstanding:
Basic	8,709,866	9,062,598
Diluted	8,720,469	9,062,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,354	$(4,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,105	1,021
Operating lease asset amortization	3,202	3,193
Impairment of goodwill and long-lived assets	-	1,078
Loss (gain) on disposal of assets	(8)	59
Stock-based compensation	797	887
Deferred income taxes	83	442
Exchange (gain) loss	23	(5)
Changes in operating assets and liabilities:
Accounts receivable-trade	(325)	86
Inventory	(2,777)	(12,686)
Prepaid expenses	83	675
Other current assets	(8)	1,574
Accounts payable-trade	1,143	(440)
Accrued expenses and other liabilities	743	1,022
Income taxes, net	1,775	(1,120)
Other assets	(52)	(41)
Operating lease liabilities	(3,422)	(3,371)
Total adjustments	2,362	(7,626)
Net cash provided by (used in) operating activities	3,716	(12,527)

Cash flows from investing activities:
Purchase of property and equipment	(1,001)	(1,313)
Proceeds from sales of short-term investments	-	7,523
Proceeds from sales of assets	-	46
Net cash provided by (used in) investing activities	(1,001)	6,256

Cash flows from financing activities:
Proceeds from long-term debt	-	416
Payments of capital lease obligations	(14)	-
Repurchase of common stock	(2,738)	-
Purchase of vested stock for employee payroll tax	(25)	-
Net cash provided by (used in) financing activities	(2,777)	416

Effect of exchange rate changes on cash and cash equivalents	(112)	279

Net decrease in cash and cash equivalents	(174)	(5,576)

Cash and cash equivalents, beginning of period	10,329	15,905
Cash and cash equivalents, end of period	$10,155	$10,329

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows - continued
(amounts in thousands)

	For the Years Ended December 31,
	2021	2020
Supplemental disclosures of cash flow information:
Interest paid during the period	$16	$17
Income tax paid (refunded) during the period, net	$(994)	$56

Supplemental disclosures of non-cash activity:
Change in accruals related to property and equipment	$-	$(105)
Operating lease assets obtained in exchange for lease liabilities, net	$1,853	$1,702

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	9,022,187	$25	$5,037	$(9,773)	$62,211	$(1,081)	56,419
Stock-based compensation expense	-	-	887	-	-	-	887
Issuance of restricted stock	128,619	-	-	-	-	-	-
Net loss	-	-	-	-	(4,901)	-	(4,901)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(211)	(211)
Balance, December 31, 2020	9,150,806	$25	$5,924	$(9,773)	$57,310	$(1,292)	$52,194
Stock-based compensation expense	-	-	797	-	-	-	797
Issuance of restricted stock	114,075	-	-	-	-	-	-
Purchase of vested stock for employee payroll tax	(4,856)	-	(25)	-	-	-	(25)
Repurchase of common stock	(712,690)	(1)	(2,737)	-	-	-	(2,738)
Net income	-	-	-	-	1,354	-	1,354
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(81)	(81)
Balance, December 31, 2021	8,547,335	$24	$3,959	$(9,773)	$58,664	$(1,373)	$51,501

The accompanying notes are an integral part of these Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021and 2020

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

The Company’s common shares currently trade on the OTC Pink Market operated by OTC Markets Group under the symbol “TLFA.”

We operate as a single segment and report on a consolidated basis.

COVID-19

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

Due to our size, we were not eligible for the Paycheck Protection Program administered through the Small Business Administration.  Also, due to our not being current on financial filings with the SEC, we were not able to obtain loans under the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act.  However, under the CARES Act we were eligible to participate in the payroll tax deferral program, and we deferred $0.6 million in payroll tax with $0.3 million paid on December 31, 2021, and the remaining $0.3 million to be paid by December 31, 2022.  During the second quarter of 2020, the Company borrowed $0.4 million through the Spanish government’s Institute of Official Credit Guarantee for Small and Medium-sized Enterprises, a COVID-19 relief program.  The term of the agreement is for five years and the interest rate is fixed at 1.5%.  Based on the terms of the loan agreement, we make interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.  In Canada, we participated in the Canada Emergency Commercial Rent Assistance (“CECRA”) program for rent relief, receiving total rent abatements under the program of $0.05 million.

Nine stores were permanently closed during 2020 as leases expired or early terminations were negotiated, including at locations where we believe we can retain a majority of customers through geographically proximate stores and/or our enhanced website platform.  After these permanent closures, Tandy operates 106 stores, including ten in Canada and one in Spain.

During the third quarter of 2020, all of Tandy’s stores reopened to the public.  While customer response to our store reopening has been good, since then, various spikes in local infection rates and the “wave” created by the Delta variant of COVID-19 in the summer of 2021 have forced us to sporadically move stores to short-term “curbside only” operations or closures due to local conditions or staffing issues.  We expect that at least some further infections and temporary store shutdowns will continue for the foreseeable future.

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

Accounts Receivable and Expected Credit Losses

Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2021, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).

Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments are recorded in stockholders’ equity, net of tax.  For the years ended December 31, 2021 and 2020, we recorded foreign currency translation loss adjustments of $0.1 million and $0.2 million, respectively.

Gains and losses resulting from foreign currency transactions are recorded in other, net within the statements of operations and comprehensive income (loss). We did not recognize a foreign currency transaction gain or loss in the years ended December 31, 2021 and 2020.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly.  The sales return allowance included in accrued expense and other liabilities was $0.2 million as of December 31, 2021 and 2020. The estimated value of merchandise expected to be returned included in other current assets was $0.1 million as of December 31, 2021 and 2020.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of December 31, 2021 and 2020, our gift card liability, included in accrued expenses and other liabilities, was $0.4 million and $0.3 million, respectively.  We recognized gift card revenue of $0.2 million during 2021 from the December 31, 2020 deferred revenue balance and $0.2 million during 2020 from the December 31, 2019 deferred revenue balance.

For the years ended December 31, 2021 and 2020, we recognized $0.7 million and $0.6 million, respectively, in net sales associated with gift cards.

Disaggregated revenue

In the following table, revenue for the years ended December 31, 2021 and 2020 is disaggregated by geographic areas as follows:

(in thousands)	2021	2020
United States	$73,546	$56,877
Canada	7,470	5,798
Spain	1,645	1,409
Net sales	$82,661	$64,084

Geographic sales information is based on the location of the store. Excluding Canada, no single foreign country had net sales greater than 2.2% of our consolidated net sales in 2021 or 2020.

Discounts

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

None of our lease agreements contain contingent rental payments, material residual value guarantees or material restrictive covenants.  We have no sublease agreements and no lease agreements in which we are named as a lessor.  Refer to Note 4, Leases for further discussion of the Company’s leases.

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

During the first quarter of 2020, we determined the economic impact from the COVID-19 pandemic created a triggering event for our fleet of stores, and we performed recoverability testing at the store level with 26 stores failing recoverability testing and resulting in impairment expense of $1.1 million during the 2020 year. For the year ended December 31, 2021, no impairment expense was recognized

Earnings per share

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

(in thousands, except share data)	2021	2020 (1)

Numerator:
Net income (loss)	$1,354	$(4,901)

Denominator:
Basic weighted-average common shares ouststanding	8,709,866	9,062,598
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	10,603	-
Diluted weighted-average common shares outstanding	8,720,469	9,062,598

(1) For the year ended December 31, 2020, there were 6,401 shares excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive due to a net loss in that period.

For additional disclosures regarding restricted stock awards and employee stock options, see Note 10, Stockholders’ Equity – Equity Compensation Plans.

Other intangibles

All our intangible assets are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets was less than $0.01 million in each of 2021 and 2020 and was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

Our principal financial instruments held consist of accounts receivable, accounts payable, and long-term debt.  As of December 31, 2021 and 2020, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2021 and 2020.

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

Shipping and handling costs

Costs to ship products from our stores to our customers are included in operating expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).  These costs totaled $3.1 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively.

Advertising

Advertising costs include the cost of print, digital, direct mail, community events, trade shows, and our e-commerce platform.  Advertising costs are expensed as incurred.  Total advertising expense was $1.0 million and $1.1 million in 2021 and 2020, respectively.

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

3.  BALANCE SHEET COMPONENTS

Inventory

(in thousands)	December 31, 2021	December 31, 2020
On hand:
Finished goods held for sale	$34,928	$32,654
Raw materials and work in process	828	828
Inventory in transit	2,328	3,297
TOTAL	$38,084	$36,779

Property and Equipment

(in thousands)	December 31, 2021	December 31, 2020
Building	$9,257	$9,240
Land	1,451	1,451
Leasehold improvements	1,833	1,853
Equipment and machinery	7,704	7,361
Furniture and fixtures	7,350	7,339
Vehicles	155	224
	27,750	27,468
Lesss: accumulated depreciation	(15,989)	(15,078)
TOTAL	$11,761	$12,390

Our property and equipment, net was located in the following countries:

(in thousands)	December 31, 2021	December 31, 2020
United States	$11,508	$12,077
Canada	252	309
United Kingdom	-	2
Spain	1	2
	$11,761	$12,390

Depreciation expense was $1.1 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.

Short-term Liabilities

Accrued Expenses and Other Liabilities	December 31, 2021	December 31, 2020
(in thousands)
Accrued employee related costs	2,508	1,121
Unearned gift card revenue	351	301
Estimated returns	242	241
Sales and payroll taxes payable	987	935
Accrued vendor payables	214	1,044
TOTAL	$4,302	$3,642

4.  LEASES

The Company leases certain real estate and warehouse equipment under long-term lease agreements.

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“Topic 842”), and all subsequent amendments, using the optional transition method applied to leases existing on January 1, 2019, with no restatement of comparative periods.

The Company performs interim reviews of its operating and finance lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable. The Company recognized no impairment expense related to its lease assets during the year ended December 31, 2021.  During the years ended December 31, 2020, the Company recognized impairment expense of approximately $0.6 million associated with certain operating lease assets.

Additional information regarding the Company’s operating and finance leases is as follows (in thousands, except for lease term and discount rate information):

Leases	Balance Sheet Classification	December 31, 2021	December 31, 2020
(in thousands)
Assets:
Operating	Operating lease assets	$10,438	$11,772
Finance	Financing lease assets	37	44
Total assets		$10,475	$11,816

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,025	$3,530
Finance	Current portion of finance lease liabilities	15	14
Non-current
Operating	Operating lease liabilities, non-current	8,194	9,245
Finance	Finance lease liabilities, non-current	15	29
Total lease liabilities		$11,249	$12,818

Lease Cost	Income Statement Classification	December 31, 2021	December 31, 2020
(in thousands)
Operating lease cost	Operating expenses	$3,664	$3,809
Operating lease cost	Impairment expense	-	601
Short-term lease cost	Operating expenses	45	-
Variable lease cost (1)	Operating expenses	946	937
Finance: (2)
Amortization of lease assets	Operating expenses	7	-
Interest on lease liabilities	Interest expense	2	-
Total lease cost		$4,664	$5,347

(1) Variable lease cost includes payment for certain real estate taxes, insurance, common area maintenance, and other charges related to lease agreements, which are not included in the measurement of the operating lease liabilities.
(2) Finance lease costs were less than $1,000 during the 2020 year.

	December 31, 2021
Maturity of Lease Liabilities	Operating Leases	Finance Leases
(in thousands)
2022	$3,488	$17
2023	2,665	$15
2024	2,021	$-
2025	1,386	$-
2026	1,114	$-
Thereafter	2,218	$-
Total lease payments	$12,892	$32
Less: Interest	(1,673)	(2)
Present value of lease liabilities	$11,219	$30

Other Information	December 31, 2021	December 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,876	$3,866
Operating cash flows used in finance leases	2	-
Financing cash flows used in finance leases	14	-

Operating lease assets obtained in exchange for lease obligations
Operating leases, initial recognition	1,653	317
Operating leases, modifications and remeasurements	200	1,340
Finance leases, initial recognition	-	45

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	5.3	5.9
Finance leases	1.9	2.9
Weighted-average discount rate:
Operating leases	4.5%	4.4%
Finance leases	6.5%	6.5%

5.  NOTES PAYABLE AND LONG-TERM DEBT

During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the coronavirus (“COVID-19”) virus. This loan was provided for by the Spanish government as part of a COVID-19 relief program and was denominated in Euros. The term of the agreement is five years and the interest rate is fixed at 1.5%. Based on the terms of the loan agreement, we are required to make monthly interest-only payments for the first two years and monthly principal and interest payments for the remainder of the term of the agreement.

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

The amount outstanding under the above agreement consisted of the following with changes in the year over year balance solely due to foreign currency translation:

(in thousands)	2021	2020

Institute of Official Credit (“ICO”) Guarantee for Small and Medium-sized Enterprises with Banco Santander S.A. (Spain) as described more fully above - interest due monthly at 1.50%; matures June 4, 2025	$336	$446
	$336	$446
Less current maturities	79	-
TOTAL	$415	$446

6.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2021 and 2020, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.  For the years ended December 31, 2021 and 2020, we recorded employer match expense of $0.3 million and $0.2 million, respectively.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2021 or 2020.

We offer no postretirement or postemployment benefits to our employees.

7.  INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
Income Tax Benefit	2021	2020
Current provision (benefit):
Federal	$640	$(1,385)
State	98	65
Foreign	-	6
Related to UTP	19	20
	757	(1,294)

Deferred provision (benefit):
Federal	-	(62)
State	-	(3)
Foreign	82	(19)
	82	(84)
Total tax provision (benefit)	$839	$(1,378)

We have $2.2 million of net operating loss (“NOL”) carryovers which will begin to expire in 2025.

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

Income (loss) before income taxes was earned in the following tax jurisdictions:

(in thousands)	Year Ended December 31,
Income (Loss) Before Income Taxes	2021	2020
United States	$2,552	$(6,222)
Spain	(135)	161
Canada	(229)	(204)
Australia	(1)	(7)
United Kingdom	6	(7)
TOTAL	$2,193	$(6,279)

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

Deferred income tax assets:	2021	2020
(in thousands)
Inventory	$464	$498
Stock-based compensation	59	63
Accounts receivable	4	4
Sales returns	125	105
Foreign currency translation gain/loss in OCI	342	323
Goodwill and other intangible assets amortization	-	5
Net operating loss	646	665
Accrued expenses	359	170
Leases	195	250
Other	2	1
Total deferred income tax assets	2,196	2,084
Less: valuation allowance	(1,489)	(1,320)
Total deferred income tax assets, net of valuation allowance	$707	$764

Property and equipment depreciation	$707	$682
Total deferred income tax liabilities	707	682

Net deferred tax asset (liability)	$-	$82

We are required to reduce deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We determined a $0.2 million increase to the valuation allowance for deferred income tax assets was necessary as of December 31, 2021, as compared to 2020. Our evaluation considered, among other things, the nature, frequency, and severity of losses, forecasts of future profitability and the duration of statutory carryforward periods.

Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods for the 2020 tax year, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.  Below is a reconciliation of our effective tax rate from the statutory rate:

	Year Ended December 31,
	2021	2020
Statutory rate – Federal U.S. income tax	21%	21%
State and local taxes	9%	3%
Permanent book/tax differences	3%	(2)%
Difference in tax rates in loss carryback periods	0%	8%
Change in valuation allowance	6%	(10)%
Rate differential on UTP reversals	1%	0%
Other, net	(2)%	2%
Effective rate	38%	22%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2017.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2015 and December 2016 tax years. We file tax returns in a limited number of foreign jurisdictions.  With few exceptions, we are no longer subject to non-U.S. income tax examinations for years before 2015.

A reconciliation of the beginning and ending amount of uncertain tax positions (“UTP”) is as follows:

	2021	2020
UTP at beginning of the year	$393	$296
Gross increase to tax positions in current period	3	77
Interest expense	19	20
UTP at end of year	$415	$393

Included in the balance of UTPs as of December 31, 2021 and 2020 are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of UTPs as of December 31, 2021 and 2020 are $0.3 million of tax benefits that, if recognized, would result in adjustments primarily to deferred taxes.

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

SEC Investigation

In 2019, the Company self-reported to the SEC information concerning the internal investigation of previously disclosed accounting matters resulting in the restatement for the full year 2017 and full year 2018, including interim quarters in 2018, and the first quarter of 2019.  In response, the Division of Enforcement of the SEC initiated an investigation into the Company’s historical accounting practices.  In July 2021, the Company entered into a settlement agreement with the SEC to conclude this investigation.  Under the terms of the settlement, in addition to other non-monetary settlement terms, (1) the Company paid a civil monetary penalty of $200,000, and (2) the Company’s former Chief Financial Officer and Chief Executive Officer agreed to pay a civil monetary penalty of $25,000.  In accepting the Company’s settlement offer, the SEC took into account remedial actions the Company took promptly after learning of the issues detailed in the SEC’s order.

Delisting of the Company’s Common Stock

As previously disclosed, the Company was unable to timely file the delinquent Exchange Act filings due to the process of restating its financial statements as described above. Because the restatement process was not complete, Nasdaq suspended trading in our stock on Nasdaq as of August 13, 2020, and subsequently delisted it in February 2021. Since August 13, 2020, our stock has traded on the Pink Market operated by OTC Markets Group under the symbol “TLFA.” We have reapplied for Nasdaq listing but cannot be certain when or if that application will be approved.

9.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers, from hobbyist crafters to small and large businesses across a wide variety of industries.  No single customer accounted for more than 0.7% of our consolidated revenues in 2021 or 2020, and sales to our five largest customers represented 2.0% and 1.1%, respectively, of consolidated revenues in those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Suppliers
We purchase merchandise and raw materials from over 170 vendors from the United States and approximately 20 foreign countries.  In general, our 10 largest vendors account for approximately 60-75% of our inventory purchases.
Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited, although as of December 31, 2021 and 2020, two customers’ balances represented 23.7% and 29.9% of net accounts receivable balance, respectively.  We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

We maintain a majority of our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

10.  STOCKHOLDERS’ EQUITY

Equity Compensation Plans

Restricted Stock Plan

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares of our common stock (of which, there were 591,138 shares available for future awards as of December 31, 2021) for restricted stock and restricted stock unit (“RSU”) awards, on or prior to June 2018, to our executive officers, non-employee directors and other key employees.   In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan through June 2023.  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In February and May 2021, as part of their annual director compensation, certain of our non-employee directors were granted a total of 21,673 and 3,415 service-based RSUs, respectively, under the 2013 Plan, which will vest ratably over the next four years provided that the participant is still on the board on the vesting date.

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

A summary of the activity for non-vested restricted stock and RSU awards is as follows:

Balance, January 1, 2021	522	$7.11
Granted	25	3.88
Forfeited	(10)	3.53
Vested	(114)	7.00
Balance, December 31, 2021	423	$7.03

The Company’s stock-based compensation relates to restricted stock and RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.8 million and $0.9 million in 2021 and 2020, respectively.

As of December 31, 2021, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of December 31, 2021, there was unrecognized compensation cost related to non-vested, service-based awards of $1.4 million which will be recognized over 1.6 weighted average years in each of the following years:

Unrecognized Expense
2022	$784
2023	537
2024	24
2025	5
$1,350

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  In 2021 and 2020, we issued 114,075 and 128,619 shares, respectively, resulting from the vesting of restricted stock and RSUs. We do not use cash to settle equity instruments issued under stock-based compensation awards.

Share Repurchase Program

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022.  The Company’s previous share repurchase program expired in August 2020. As of December 31, 2021 and 2020, the full $5.0 million of our common stock remained available for repurchase under this program.

On January 28, 2021, we entered into an agreement with an institutional shareholder of the Company, to repurchase 500,000 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $3.35 per share for a total of $1.7 million. The closing of the repurchase of these shares took place on February 1, 2021, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 5.5% of our outstanding common stock.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As part of the filing of this Form 10-K for the period ended December 31, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

Control activities.  We concluded that we did not have effective control activities in the following areas: (i) selecting and developing control activities to mitigate risks, including the development of alternative control activities that address segregation of duties issues; (ii) selecting and implementing information technology and related systems supportive to our internal control over financial reporting; and (iii) deploying control activities through policies and establishing procedures that put these policies into action, including timely review of account reconciliations and methodologies used to calculate and report financial information and results, as well as timely periodic management reviews of financial information and results that would help identify misstatements.

Information and communication.  We identified deficiencies associated with information and communication within our internal control framework.  Specifically, we did not effectively assign responsibility to personnel for gathering required information nor did we periodically communicate objectives and internal control responsibilities throughout the organization which contributed to inadequate documentation of processes, untimely review of account reconciliations and calculations involving judgement and delays in the accounting close cycle, hindering timely communication with management, the Board of Directors and our independent auditors.

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

Remediation Efforts to Address Material Weaknesses

Our management, including our CEO and CFO, continue to work with expert accounting consultants and our Audit Committee to design and implement both a short-term and a long-term remediation plan to correct the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.  The following activities highlight our commitment to remediating our identified material weaknesses:

During 2020, 2021 and through the filing date of this Form 10-K, we have taken the following measures, among others:

i.
Replaced critical roles within our accounting team with contract accounting resources and continue to search for full-time employees with expertise in GAAP accounting, SEC reporting and disclosure, internal audit and internal controls;

ii.
Replaced our legacy accounting systems with an integrated enterprise resource planning (“ERP”) solution which includes general ledger, warehouse management and factory production modules designed to calculate inventory on a FIFO basis;

iii.	Implemented a new point-of-sale system for 94 U.S. stores that is fully integrated with our new ERP system (the remaining 12 stores will be converted during the remainder of 2022);
iv.
Created a risk controls matrix which includes, among other things, a comprehensive list of key and mitigating controls, a description of the risk the control is designed to mitigate, the individual responsible for each control, the frequency in which the control is performed, and a mapping of each control to the five COSO Framework components (control environment, risk assessment, control activities, information and communication, or monitoring activities);

v.	Established a greater sense of accountability by requiring sub-certifications below the CEO and CFO level for certain key accounting, finance and operations personnel.

Our continuing plan and additional steps for remediation include:

i.	Ongoing recruitment and hiring of permanent, qualified public-company accounting personnel;
ii.	Converting the remaining 12 stores onto our new point-of-sale system;
iii.
Redesigning our accounting procedures and activities to align with our new ERP system that will include built-in controls to improve upon the reliability of financial reporting and the preparation of financial statements in accordance with GAAP;

iv.
Continuing to improve the accounting close process, including periodic review and update of our accounting close checklists for completeness of duties, accuracy of owners and deadlines to maintain accountability, timely review of account reconciliations and calculations involving judgement, and timely reporting of financial results;

v.
Updating process narrative documentation in the following areas:  (i) financial reporting, (ii) inventory, (iii) purchasing and accounts payable, (iv) revenue, (v) fixed assets and lease accounting, (vi) general accounting, treasury and financial planning & analysis, (vii) tax, (viii) information technology (IT) governance, and (ix) HR and payroll;

vi.
Periodically reviewing of our risk controls matrix and process narrative documentation to ensure changes such as personnel, information sources, processes, systems, and frequency in performing the control are properly reflected in a timely manner;

vii.	Reporting the progress and results of our remediation plan to the Audit Committee on a recurring basis, including the identification, status, and resolution of internal control deficiencies; and
viii.
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

■
Reorganization of the finance and accounting team to address segregation of duties issues, oversight and review of work, and recruiting and hiring qualified, competent employees with relevant experience for the roles.

■	Regular performance evaluations to include position-specific criteria for functional competence, including performance of internal control responsibilities.

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

Control Activities

We continue to redesign and implement our internal control activities.  Specifically, we are conducting detailed working sessions to document our current and prior finance and accounting policies, procedures and step-by-step activities.  These sessions are expected to identify specific areas that require improvement and redesign of processes, structure, authorities and controls, and those actions include:
■	Completing the implementation of our new point-of-sale system, which is fully integrated with our ERP system, for our remaining 12 stores during the remainder of 2022.
■	Continuing to implement functionality in our ERP system to improve on our internal controls over financial reporting, such as implementing the ERP’s bank reconciliation module.
■	Creating and implementing newly-designed processes, structures, delegation of authority and controls, in accordance with the COSO Framework, including:
o
Quarterly updates for the CFO regarding upcoming accounting pronouncement and proposed changes to GAAP accounting standards, tax regulations, and other requirements that may impact the Company’s financial reporting;

o	Timely reviews each quarter of the most significant accounting estimates and judgements;
o	Validation of results through detailed variance analyses and reconciliation of account balances performed on a timely basis;
o	Monthly business review of actual financial performance compared to forecasts with participation from leadership across the organization; and
o
Establishing a disclosure committee comprised of key management throughout the different areas of the organization to evaluate the appropriateness of disclosures in the Company’s periodic filings on Forms 10-K and 10-Q and to support the CEO and CFO with the certification process.

Information Processing and Communication

The implementation of our new ERP system eliminated the need for the topside adjustment calculations that had to be performed because our legacy systems were not integrated and many of our accounting processes were manual.  This new ERP system allows us to automate certain accounting processes, reducing the risk of management override, and eliminated the need for topside adjustments outside of the system.  In addition, management is developing detailed policies, procedures and internal controls related to our financial reporting and working to develop regular reporting from our new systems that can validate the quality of our data and provide accurate information to support internal and external reporting and audit requirements.

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020, and we implemented our new point-of-sale system, which is fully integrated with our ERP system, in 94 of our U.S. stores with the remaining 12 stores to be converted during the remainder of 2022.  Although we had not fully remediated all material weaknesses in our internal control over financial reporting as of December 31, 2021, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.	EXECUTIVE COMPENSATION*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following are filed as part of this Form 10-K:

1.  Financial Statements

The following Consolidated Financial Statements are included in Item 8, Financial Statements and Supplementary Data:
•	Report of Independent Registered Public Accounting Firm (PCAOB ID Number 410)
•	Consolidated Balance Sheets as of December 31, 2021 and 2020
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020
•	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

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

__________
    *Filed Herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
By:
/s/ Janet Carr
Janet Carr
Chief Executive Officer

Dated:  March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jefferson Gramm	Chairman of the Board	March 31, 2022
Jefferson Gramm

/s/ Janet Carr	Chief Executive Officer, Director	March 31, 2022
Janet Carr	(principal executive officer)

/s/ Michael Galvan	Chief Financial Officer	March 31, 2022
Michael Galvan	(principal financial officer and
principal accounting officer)

/s/ William M. Warren	Director	March 31, 2022
William M. Warren

/s/ James Pappas	Director	March 31, 2022
James Pappas

/s/ Vicki Cantrell	Director	March 31, 2022
Vicki Cantrell

/s/ Sharon M. Leite	Director	March 31, 2022
Sharon M. Leite

/s/ Sejal Patel	Director	March 31, 2022
Sejal Patel

/s/ Elaine D. Crowley	Director	March 31, 2022
Elaine D. Crowley