Form 10-Q
period 2022-03-31
TANDY LEATHER FACTORY INC
filed 2022-05-16
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of May 12, 2022, the registrant had 8,235,257 shares of Common Stock, par value $0.0024 per share, outstanding.

i

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

ii

Cautionary Statement Regarding Forward-Looking Statements and Information

The following discussion, as well as other portions of this Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLFA”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  Unless the context otherwise indicates, references in this Form 10-Q to “TLFA,” “we,” “our,” “us,” the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,335	$10,155
Accounts receivable-trade, net of allowance for doubtful accounts of $48 and $24 at March 31, 2022 and December 31, 2021, respectively	719	614
Inventory	37,751	38,084
Income tax receivable	876	972
Prepaid expenses	476	483
Other current assets	139	141
Total current assets	50,296	50,449

Property and equipment, at cost	27,923	27,750
Less accumulated depreciation	(16,296)	(15,989)
Property and equipment, net	11,627	11,761

Operating lease assets	10,316	10,438
Financing lease assets	36	37
Deferred income taxes	2	-
Other intangibles, net of accumulated amortization of $548 at March 31, 2022 and December 31, 2021	6	6
Other assets	393	394
TOTAL ASSETS	$72,676	$73,085

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,977	$4,786
Accrued expenses and other liabilities	3,828	4,302
Current portion of operating lease liabilities	2,915	3,025
Current portion of finance lease liabilities	15	15
Current maturities of long-term debt	122	79
Total current liabilities	10,857	12,207

Uncertain tax positions	415	415
Other non-current liabilities	417	417
Operating lease liabilities, non-current	8,142	8,194
Finance lease liabilities, non-current	11	15
Long-term debt, net of current maturities	283	336

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 10,019,134 and 9,971,711 shares issued at March 31, 2022 and December 31, 2021, respectively; 8,594,758 and 8,547,335 shares outstanding at March 31, 2022 and December 31, 2021, respectively	24	24
Paid-in capital	4,299	3,959
Retained earnings	59,309	58,664
Treasury stock at cost (1,424,376 shares at March 31, 2022 and December 31, 2021)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,308)	(1,373)
Total stockholders' equity	52,551	51,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,676	$73,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$20,500	$21,394
Cost of sales	8,569	9,208
Gross profit	11,931	12,186

Operating expenses	11,102	11,221

Income from operations	829	965

Other (income) expense:
Interest expense	2	5
Other, net	(15)	(8)
Total other income	(13)	(3)

Income before income taxes	842	968

Income tax provision	197	223

Net income	$645	$745

Foreign currency translation adjustments, net of tax	65	(33)

Comprehensive income	$710	$712

Net income per common share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Weighted average number of shares outstanding:
Basic	8,574,888	8,811,752
Diluted	8,580,182	8,811,752

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$645	$745
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	301	254
Operating lease asset amortization	811	832
Stock-based compensation	340	183
Deferred income taxes	(1)	19
Changes in operating assets and liabilities:
Accounts receivable-trade	(69)	(65)
Inventory	366	(2,101)
Prepaid expenses	6	(321)
Other current assets	1	7
Accounts payable-trade	(938)	2,041
Accrued expenses and other liabilities	(477)	316
Income taxes, net	94	1,198
Other assets	48	-
Operating lease liabilities	(850)	(903)
Total adjustments	(368)	1,460
Net cash provided by operating activities	277	2,205

Cash flows from investing activities:
Purchase of property and equipment	(164)	(116)
Net cash used in investing activities	(164)	(116)

Cash flows from financing activities:
Payment of finance lease obligations	(4)	(3)
Repurchase of common stock	-	(1,675)
Net cash used in financing activities	(4)	(1,678)

Effect of exchange rate changes on cash and cash equivalents	71	21

Net increase in cash and cash equivalents	180	432

Cash and cash equivalents, beginning of period	10,155	10,329
Cash and cash equivalents, end of period	$10,335	$10,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	8,547,335	$24	$3,959	$(9,773)	$58,664	$(1,373)	$51,501
Stock-based compensation expense	-	-	340	-	-	-	340
Vesting of restricted stock units	47,423	-	-	-	-	-	-
Net income	-	-	-	-	645	-	645
Foreign currency translation adjustments, net of tax	-	-	-	-	-	65	65
Balance, March 31, 2022	8,594,758	$24	$4,299	$(9,773)	$59,309	$(1,308)	$52,551

Balance, December 31, 2020	9,150,806	$25	$5,924	$(9,773)	$57,310	$(1,292)	$52,194
Stock-based compensation expense	-	-	183	-	-	-	183
Vesting of restricted stock units	16,080	-	-	-	-	-	-
Repurchase of common stock	(500,000)	(1)	(1,674)	-	-	-	(1,675)
Net income	-	-	-	-	745	-	745
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(33)	(33)
Balance, March 31, 2021	8,666,886	$24	$4,433	$(9,773)	$58,055	$(1,325)	$51,414

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company currently operates a total of 105 retail stores.  There are 94 stores in the U.S., ten stores in Canada and one store in Spain.

The Company’s common shares currently trade on the OTC Pink Market operated by OTC Markets Group under the symbol “TLFA.”

We operate as a single segment and report on a consolidated basis.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2022 and December 31, 2021, our results of operations and our cash flows for the three months ended March 31, 2022 and 2021, and our statements of stockholders’ equity as of March 31, 2022 and 2021. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2021.

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

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers. We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer. When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer. Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer. Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales. Net sales is based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million as of March 31, 2022 and December 31, 2021. The estimated value of merchandise expected to be returned included in other current assets was $0.1 million as of March 31, 2022 and December 31, 2021.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of March 31, 2022 and December 31, 2021, our gift card liability, included in accrued expenses and other liabilities, was $0.2 million and $0.4 million, respectively. We recognized gift card revenue of $0.1 million during the first quarter of 2022 from the December 31, 2021 deferred revenue balance and $0.1 million during the first quarter of 2021 from the December 31, 2020 deferred revenue balance.

For the three months ended March 31, 2022 and 2021, we recognized $0.2 million in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three months ended March 31, 2022 and 2021 is disaggregated by geographic areas as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
United States	$18,134	$18,752
Canada	1,989	2,157
Spain	377	485
Net sales	$20,500	$21,394

Geographic sales information is based on the location of the customer.  As a percentage of our consolidated net sales, excluding Canada, no single foreign country had net sales greater than 1.8% and 2.3%, respectively, for the three months ended March 31, 2022 and 2021.

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

(in thousands)	March 31, 2022	December 31, 2021
On hand:
Finished goods held for sale	$35,215	$34,928
Raw materials and work in process	985	828
Inventory in transit	1,551	2,328
TOTAL	$37,751	$38,084

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

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated statements of operations and comprehensive income.

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

Fair Value of Financial Instruments.  We measure fair value as an exit price, which is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As a basis for considering such assumptions, accounting standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 – observable inputs that reflect quoted prices in active markets for identical assets or liabilities.

●
Level 2 – significant observable inputs other than quoted prices in active markets for similar assets and liabilities, such as quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 – significant unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

Classification of the financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Our principal financial instruments held consist of accounts receivable, accounts payable, and long-term debt all of which fall under Level 3 of the fair value hierarchy.  As of March 31, 2022 and December 31, 2021, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated or equaled their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three months ended March 31, 2022 and 2021.

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

Accounts Receivable and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2022, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at March 31, 2022 and December 31, 2021 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million during both the three months ended March 31, 2022 and 2021 was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income.  Comprehensive income includes net income and certain other items that are recorded directly to stockholders’ equity.  The Company’s only source of other comprehensive income is foreign currency translation adjustments, and those adjustments are presented net of tax.

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

3.  INCOME TAX

Our effective tax rate for the three months ended March 31, 2022 and 2021 was 23.4% and 23.0%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.  In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023.  As of March 31, 2022, there were 567,382 shares available for future awards.  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.

In January 2022, we granted a total of 27,249 RSUs to the Company’s Chief Executive Officer (“CEO”), which vested immediately. These shares were granted in lieu of $0.1 million in salary that the CEO declined in 2020 during the period of COVID-related store closures and business uncertainty.  The timing of the grant was conditioned on the Company becoming fully current in its periodic SEC filings, which occurred in December 2021.

In addition to grants under the Company’s 2013 Restricted Stock Plan, in October 2018, we granted a total of 644,000 RSUs to the Company’s CEO, of which (i) 460,000 are service-based RSUs that vest ratably over a period of five years from the grant date based on our CEO’s continued employment in her role, (ii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $12 million dollars two fiscal years in a row, and (iii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $14 million dollars in one fiscal year.

A summary of the activity for non-vested restricted stock and RSU awards as of March 31, 2022 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2022	419	$7.05
Granted	27	5.08
Forfeited	-	-
Vested	(47)	5.00
Balance, March 31, 2022	399	$7.16

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of March 31, 2022, there was unrecognized compensation cost related to non-vested, service-based RSU awards of $1.1 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2022	$576
2023	534
2024	21
2025	5
$1,136

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the three months ended March 31, 2022 and 2021, we issued 47,423 and 16,080 shares, respectively, resulting from the vesting of RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except share data)	2022	2021

Numerator:
Net income	$645	$745

Denominator:
Basic weighted-average common shares outstanding	8,574,888	8,811,752
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	5,294	-
Diluted weighted-average common shares outstanding	8,580,182	8,811,752

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

Delisting of the Company’s Common Stock

As previously disclosed, the Company was unable to timely file certain Exchange Act filings due to the process of restating its financial statements as described above. Because the restatement process was not complete, Nasdaq suspended trading in our stock on Nasdaq as of August 13, 2020, and subsequently delisted it in February 2021. Since August 13, 2020, our stock has traded on the Pink Market operated by OTC Markets Group under the symbol “TLFA.” We have reapplied for Nasdaq listing but cannot be certain when or if that application will be approved.

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022. The Company’s previous share repurchase program expired in August 2020. As of March 31, 2022 and December 31, 2021, the full $5.0 million of our common stock remained available for repurchase under this program.

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

8.  SUBSEQUENT EVENTS

On April 11, 2022, we entered into an agreement with two institutional shareholders of the Company, to repurchase 359,500 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $5.00 per share for a total of $1.8 million. The closing of the repurchase took place on April 22, 2022, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 4.2% of our outstanding common stock.

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

Currently, the Company operates a total of 105 retail stores.  There are 94 stores in the United States (“U.S,”), ten stores in Canada and one store in Spain.

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

Our focus over the last three years has been on three broad strategic initiative areas:

1.	Improving our brand proposition, with both Retail and Commercial customers
2.	Rebuilding our foundation – the talent, processes, tools and systems needed to serve these customers
3.	Position us for long-term growth – creating the vision and roadmap for the future

COVID-19 and Economic Conditions

The onset of the COVID-19 pandemic in March 2020 temporarily shifted our strategic focus to company survival and cash preservation.  We began closing stores on March 18, 2020, and by April 2, 2020, we temporarily closed all stores to the public.  We took immediate action to mitigate this impact through temporary employee furloughs and salary cuts, renegotiation of costs with our vendors and other measures.  We also developed a centralized web fulfillment capability in our Fort Worth distribution center, replacing our prior system of shipping from stores.

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

In addition, specifically at the time of filing this Form 10-Q, the American and world economies have been acutely affected by a combination of factors arising from both the COVID-19 pandemic and the war resulting from the invasion of Ukraine by Russian military forces. The current impacts of these events include (but are not limited to) levels of inflation that are the highest in the U.S. in more than 40 years, fuel prices at or near record highs, an extremely tight labor market with rising wages and competition to attract qualified workers, rising real estate prices and increases in interest rates.  Purchases of non-essential, discretionary products tend to decline in periods of uncertainty regarding future economic prospects, such as the current one, as disposable income declines.  The Company believes that these events have dampened its first quarter sales.  The future remains uncertain, and continued increased labor, freight, product and other costs as well as weakening customer demand could have a negative impact on the Company’s future financial performance.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer.  At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer.  When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer. Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.  The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly.  Under our sales returns policy, merchandise may be returned, under most circumstances, up to 60 days after date of purchase.  As merchandise is returned, the company records the sales return against the sales return allowance.  We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.

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

Leases.  We lease certain real estate for our retail store locations and warehouse equipment for our Texas distribution center, both under long-term lease agreements.  Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognize a lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term. For our operating leases, the present value of our lease payments may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease when it is reasonably certain we will exercise such an option. The exercise of lease renewal options is generally at our discretion. Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. We discount lease payments using our incremental borrowing rate based on information available as of the measurement date. Rent expense is recorded in operating expenses. The net excess of rent expense over the actual cash paid has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets. For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated statements of operations and comprehensive income. As of March 31, 2022, we have no sublease agreements and no lease agreements in which we are named as a lessor. Subsequent to the recognition of our operating lease assets and lease liabilities, we recognize lease expense related to our operating leases on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term. We also perform interim reviews of our operating lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable.

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

Results of Operations

Three Months Ended March 31, 2022 and 2021

The following table presents selected financial data:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Sales	$20,500	$21,394	$(894)	(4.2)%
Gross profit	11,931	12,186	(255)	(2.1)%
Gross margin percentage	58.2%	57.0%		1.2%
Operating expenses	11,102	11,221	(119)	(1.1)%
Income from operations	$829	$965	$(136)	(14.1)%

Net Sales

Consolidated net sales for the quarter ended March 31, 2022 decreased $0.9 million, or 4.2%, compared to the same period in 2021.  The decrease in sales was partly impacted by our change in promotional cadence during the quarter versus prior year.  However, we believe the larger impact was due to lower consumer demand as a result of  inflation and other global events coupled with comparison to prior year COVID-era stimulus payments that fueled sales.

Our store footprint consisted of 106 stores at both March 31, 2022 and March 31, 2021.

Gross Profit

Gross profit decreased by $0.3 million, or 2.1%, compared to the same period in 2021, as a result of the lower level of sales. Our gross margin percentage for the quarter ended March 31, 2022 increased to 58.2% compared to 57.0% in the corresponding prior year period.  This increase was a result of a combination of factors, including product and customer mix shifts as well as refining the process we use to capitalize cost into our inventory value for freight, warehousing and handling expenditures, updating from a manual, higher-level process to a more automated mechanism using our new ERP system, partially offset by higher costs for warehouse handling and freight costs.  Due to our use of the FIFO method of valuation of inventory and our relatively low inventory turns, increases in product-related costs, including product itself, freight, and warehouse handling costs, will not flow through to cost of sales immediately; there will be a lag in the impact of these increased costs on our gross margin.

Operating expenses

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating expenses	$11,102	$11,221
Non-routine items related to restatement	(77)	(707)
Adjusted operating expenses	$11,025	$10,514

Operating expenses % of sales	54.2%	52.4%
Adjusted operating expenses % of sales	53.8%	49.1%

Operating expenses decreased $0.1 million or 1.1% compared to the corresponding prior year period, mostly as a result of lower costs of $0.6 million associated with the restatement of our financial statements and mostly offset by increases in store labor and occupancy costs of $0.2 million, stock compensation of $0.2 million and $0.1 million in professional fees associated with our application for re-listing on Nasdaq and external auditor fees.  Adjusted operating expenses, which excludes the non-routine items related to the restatement, increased $0.5 million or 4.9% for the reasons noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the three months ended March 31, 2022 was 23.4% compared to 23.0% for the same period in 2021.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of March 31, 2022 totaled $10.3 million.

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

On April 11, 2022, we entered into an agreement with two institutional shareholders of the Company, to repurchase 359,500 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $5.00 per share for a total of $1.8 million. The closing of the repurchase took place on April 22, 2022, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 4.2% of our outstanding common stock.

Cash Flows

	Three Months Ended March 31,
(amounts in thousands)	2022	2021
Net cash provided by operating activities	$277	$2,205
Net cash used in investing activities	(164)	(116)
Net cash used in financing activities	(4)	(1,678)
Effect of exchange rate changes on cash and cash equivalents	71	21
Net increase in cash and cash equivalents	$180	$432

For the three months ended March 31, 2022, cash from operations generated $0.3 million driven by net income of $0.7 million, non-cash expenses of $1.5 million, including depreciation, amortization, and stock-based compensation, a net reduction in inventory of $0.4 million, mostly offset by a reduction to working capital including a $1.4 million decrease in accounts payable and accrued liabilities and a $0.1 million increase in accounts receivable, and a reduction in lease liabilities of $0.8 million.  We invested $0.2 million in capital expenditures primarily related to system implementations.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $0.2 million.

For the three months ended March 31, 2021, cash from operations provided $2.2 million driven by our net income of $0.7 million and non-cash expenses of $1.3 million, including depreciation, amortization and stock-based compensation. Changes in operating assets and liabilities provided $0.2 million with a federal income tax refund of $1.0 million related to the 2019 tax year and increases in accounts payable, partially offset by investment in inventory and a reduction in lease liabilities. We invested $0.1 million in capital expenditures primarily related to system implementations. Cash used in financing activities was due to the repurchase of 500,000 shares of our common stock for $3.35 per share, or $1.7 million, from an institutional shareholder of the Company in a private transaction. The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $0.4 million.

Item4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As part of the filing of this Form 10-Q for the period ended March 31, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

Control environment. We concluded that we did not maintain effective controls in the following areas: (i) managerial functions, procedures and oversight; (ii) organizational structure, delegation of authority and responsibilities; (iii) segregation of duties; (iv) adequacy of trained accounting and financial reporting personnel to ensure that internal control responsibilities were performed effectively, and material accounting errors were detected; and (v) maintenance and enforcement of internal control responsibilities, including holding individuals accountable for their internal control responsibilities.

Risk oversight environment. We did not maintain adequate risk oversight measures related to the (i) identification and assessment of risks that could impact achieving our objectives and (ii) identification and analysis of the potential changes that could affect our internal controls environment.

Control activities. We concluded that we did not have effective control activities in the following areas: (i) selecting and developing control activities to mitigate risks, including the development of alternative control activities that address segregation of duties issues; (ii) selecting and implementing information technology and related systems supportive to our internal control over financial reporting; and (iii) deploying control activities through policies and establishing procedures that put these policies into action, including timely review of account reconciliations and methodologies used to calculate and report financial information and results, as well as timely periodic management reviews of financial information and results that would help identify misstatements.

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

Monitoring activities. We concluded that we did not design and implement effective monitoring activities related to (i) selecting, developing, and performing separate evaluations of our internal control over financial reporting; and (ii) evaluating and communicating internal control deficiencies in a timely manner to parties responsible for taking corrective actions.

Remediation Efforts to Address Material Weaknesses

Our management, including our CEO and CFO, continue to work with expert accounting consultants and our Audit Committee to design and implement both a short- term and a long-term remediation plan to correct the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. The following activities highlight our commitment to remediating our identified material weaknesses:

During 2020, 2021 and through the filing date of this Form 10-Q, we have taken the following measures, among others:

i.
Replaced critical roles within our accounting team with contract accounting resources and continue to search for full-time employees with expertise in GAAP accounting, SEC reporting and disclosure, internal audit and internal controls;

ii.
Replaced our legacy accounting systems with an integrated enterprise resource planning (“ERP”) solution which includes general ledger, warehouse management and factory production modules designed to calculate inventory on a FIFO basis;

iii.	Implemented a new point-of-sale system for 93 U.S. stores that is fully integrated with our new ERP system (the remaining 12 stores will be converted during the remainder of 2022);
iv.
Created a risk controls matrix which includes, among other things, a comprehensive list of key and mitigating controls, a description of the risk the control is designed to mitigate, the frequency in which the control is performed, and a mapping of each control to the five COSO Framework components (control environment, risk assessment, control activities, information and communication, or monitoring activities);

v.	Established a greater sense of accountability by requiring sub-certifications below the CEO and CFO level for certain key accounting, finance and operations personnel.

Our continuing plan and additional steps for remediation include:

i.	Ongoing recruitment and hiring of permanent, qualified public-company accounting personnel;
ii.	Completing the accountability portion of our risk controls matrix once the permanent accounting team is in place in order to identify the individual responsible for each control;
iii.	Converting the remaining 12 stores onto our new point-of-sale system;
iv.
Redesigning our accounting procedures and activities to align with our new ERP system that will include built-in controls to improve upon the reliability of financial reporting and the preparation of financial statements in accordance with GAAP;

v.
Continuing to improve the accounting close process, including periodic review and update of our accounting close checklists for completeness of duties, accuracy of owners and deadlines to maintain accountability, timely review of account reconciliations and calculations involving judgement, and timely reporting of financial results;

vi.
Updating process narrative documentation in the following areas: (i) financial reporting, (ii) inventory, (iii) purchasing and accounts payable, (iv) revenue, (v) fixed assets and lease accounting, (vi) general accounting, treasury and financial planning & analysis, (vii) tax, (viii) information technology (IT) governance, and (ix) HR and payroll;

vii.
Periodically reviewing of our risk controls matrix and process narrative documentation to ensure changes such as personnel, information sources, processes, systems, and frequency in performing the control are properly reflected in a timely manner;

viii.	Reporting the progress and results of our remediation plan to the Audit Committee on a recurring basis, including the identification, status, and resolution of internal control deficiencies; and
ix.
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
o
Quarterly updates for the CFO regarding upcoming accounting pronouncement and proposed changes to GAAP accounting standards, tax regulations, and other requirements that may impact the Company’s financial reporting;

o	Timely reviews each quarter of the most significant accounting estimates and judgements;
o	Validation of results through detailed variance analyses and reconciliation of account balances performed on a timely basis;
o	Monthly business review of actual financial performance compared to forecasts with participation from leadership across the organization; and
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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020, and we implemented our new point-of-sale system, which is fully integrated with our ERP system, in 93 of our U.S. stores with the remaining 12 stores to be converted during the remainder of 2022. Although we had not fully remediated all material weaknesses in our internal control over financial reporting as of March 31, 2022, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 6, Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs (1)
January 1 – January 31, 2022	—	—	—	$5,000,000
February 1 – February 28, 2022	—	—	—	$5,000,000
March 1 – March 31, 2022	—	—	—	$5,000,000
Total	—	—	—

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 16, 2022	By:	/s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Michael Galvan
Michael Galvan
Chief Financial Officer