Form 10-Q
period 2022-06-30
TANDY LEATHER FACTORY INC
filed 2022-08-15
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

*Tandy Leather Factory, Inc.’s common stock currently trades on the “Pink Current Information” market operated by OTC Markets Group under the symbol “TLFA”.

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

As of August 12, 2022, the registrant had 8,236,112 shares of Common Stock, par value $0.0024 per share, outstanding.

i

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,588	$10,155
Accounts receivable-trade, net of allowance for doubtful accounts of $48 and $24 at June 30, 2022 and December 31, 2021, respectively	463	614
Inventory	40,112	38,084
Income tax receivable	1,905	972
Prepaid expenses	1,036	483
Other current assets	126	141
Total current assets	49,230	50,449

Property and equipment, at cost	27,975	27,750
Less accumulated depreciation	(16,369)	(15,989)
Property and equipment, net	11,606	11,761

Operating lease assets	9,848	10,438
Financing lease assets	34	37
Deferred income taxes	2	-
Other intangibles, net of accumulated amortization of $549 and $548 at June 30, 2022 and December 31, 2021, respectively	5	6
Other assets	393	394
TOTAL ASSETS	$71,118	$73,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$6,190	$4,786
Accrued expenses and other liabilities	3,385	4,302
Current portion of operating lease liabilities	2,831	3,025
Current portion of finance lease liabilities	15	15
Current maturities of long-term debt	-	79
Total current liabilities	12,421	12,207

Uncertain tax positions	415	415
Other non-current liabilities	417	417
Operating lease liabilities, non-current	7,722	8,194
Finance lease liabilities, non-current	7	15
Long-term debt, net of current maturities	-	336

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,660,488 and 9,971,711 shares issued at June 30, 2022 and December 31, 2021, respectively; 8,236,112 and 8,547,335 shares outstanding at June 30, 2022 and December 31, 2021, respectively	23	24
Paid-in capital	2,727	3,959
Retained earnings	58,720	58,664
Treasury stock at cost (1,424,376 shares at June 30, 2022 and December 31, 2021)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,561)	(1,373)
Total stockholders’ equity	50,136	51,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,118	$73,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$18,410	$18,566	$38,910	$39,960
Cost of sales	7,909	7,285	16,478	16,493
Gross profit	10,501	11,281	22,432	23,467

Operating expenses	11,238	10,557	22,339	21,778

Income (loss) from operations	(737)	724	93	1,689

Other expense:
Interest expense	8	5	11	10
Other, net	22	22	6	14
Total other expense	30	27	17	24

Income (loss) before income taxes	(767)	697	76	1,665

Provision (benefit) for income taxes	(178)	157	20	380

Net income (loss)	$(589)	$540	$56	$1,285

Foreign currency translation adjustments, net of tax	(253)	69	(188)	36

Comprehensive income (loss)	$(842)	$609	$(132)	$1,321

Net income (loss) per common share:
Basic	$(0.07)	$0.06	0.01	0.15
Diluted	$(0.07)	$0.06	0.01	0.15

Weighted average number of shares outstanding:
Basic	8,279,108	8,664,768	8,426,181	8,737,854
Diluted	8,279,108	8,670,093	8,432,897	8,740,116

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$56	$1,285
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	596	539
Operating lease asset amortization	1,625	1,619
Loss (gain) on disposal of assets	8	(1)
Stock-based compensation	565	387
Deferred income taxes	(1)	19
Changes in operating assets and liabilities:
Accounts receivable-trade	148	(84)
Inventory	(2,123)	(4,754)
Prepaid expenses	(553)	(329)
Other current assets	15	(5)
Accounts payable-trade	1,336	(1,088)
Accrued expenses and other liabilities	(934)	44
Income taxes, net	(912)	1,355
Other assets	48	(5)
Operating lease liabilities	(1,697)	(1,743)
Total adjustments	(1,879)	(4,046)
Net cash used in operating activities	(1,823)	(2,761)

Cash flows from investing activities:
Purchase of property and equipment	(454)	(212)
Net cash used in investing activities	(454)	(212)

Cash flows from financing activities:
Payments on long-term debt	(399)	-
Payment of finance lease obligations	(7)	(7)
Repurchase of common stock	(1,798)	(1,675)
Purchase of vested stock for employee payroll tax	-	(15)
Net cash used in financing activities	(2,204)	(1,697)

Effect of exchange rate changes on cash and cash equivalents	(86)	45

Net decrease in cash and cash equivalents	(4,567)	(4,625)

Cash and cash equivalents, beginning of period	10,155	10,329
Cash and cash equivalents, end of period	$5,588	$5,704

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	8,547,335	$24	$3,959	$(9,773)	$58,664	$(1,373)	$51,501
Stock-based compensation expense	-	-	340	-	-	-	340
Vesting of restricted stock units	47,423	-	-	-	-	-	-
Net income	-	-	-	-	645	-	645
Foreign currency translation adjustments, net of tax	-	-	-	-	-	65	65
Balance, March 31, 2022	8,594,758	$24	$4,299	$(9,773)	$59,309	$(1,308)	$52,551
Stock-based compensation expense	-	-	225	-	-	-	225
Vesting of restricted stock units	854	-	-	-	-	-	-
Repurchase of common stock	(359,500)	(1)	(1,797)	-	-	-	(1,798)
Net income	-	-	-	-	(589)	-	(589)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(253)	(253)
Balance, June 30, 2022	8,236,112	$23	$2,727	$(9,773)	$58,720	$(1,561)	$50,136

Balance, December 31, 2020	9,150,806	$25	$5,924	$(9,773)	$57,310	$(1,292)	$52,194
Stock-based compensation expense	-	-	183	-	-	-	183
Vesting of restricted stock units	16,080	-	-	-	-	-	-
Repurchase of common stock	(500,000)	(1)	(1,674)	-	-	-	(1,675)
Net income	-	-	-	-	745	-	745
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(33)	(33)
Balance, March 31, 2021	8,666,886	$24	$4,433	$(9,773)	$58,055	$(1,325)	$51,414
Stock-based compensation expense	-	-	204	-	-	-	204
Purchase of vested stock for employee payroll tax withholding	(2,965)	-	(15)	-	-	-	(15)
Net income	-	-	-	-	540	-	540
Foreign currency translation adjustments, net of tax	-	-	-	-	-	69	69
Balance, June 30, 2021	8,663,921	$24	$4,622	$(9,773)	$58,595	$(1,256)	$52,212

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

We sell our products primarily through company-owned stores, through orders generated from our global websites, and through direct account representatives in our commercial division. We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

As of June 30, 2022, the Company operates a total of 105 retail stores.  There are 94 stores in the U.S., ten stores in Canada and one store in Spain.

The Company’s common shares currently trade on the “Pink Current Information” Market operated by OTC Markets Group under the symbol “TLFA.”

We operate as a single segment and report on a consolidated basis.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2022 and December 31, 2021, our results of operations and our cash flows for the three and six months ended June 30, 2022 and 2021, and our statements of stockholders’ equity as of and for the three and six months ended June 30, 2022 and 2021. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2021.

Significant Accounting Policies

Cash and cash equivalents.  The Company considers investments with a maturity when purchased of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents.

Foreign currency translation and transactions.  Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity and presented net of tax.  Gains and losses resulting from foreign currency transactions are reported in the Condensed Consolidated Statements of Comprehensive Income (Loss) under the caption “Foreign currency translation adjustments, net of tax” for all periods presented.

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers. We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer. When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized, when control passes to the customer. Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer. Sales tax and comparable foreign tax are excluded from net sales, while shipping charged to our customers is included in net sales. Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million as of June 30, 2022 and December 31, 2021. The estimated value of merchandise expected to be returned included in other current assets was $0.1 million as of June 30, 2022 and December 31, 2021.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of June 30, 2022 and December 31, 2021, our gift card liability, included in accrued expenses and other liabilities, was $0.2 million and $0.4 million, respectively.  We recognized gift card revenue of $0.1 million for the three months ended June 30, 2022 from the December 31, 2021 deferred revenue balance and $0.1 million for the three months ended June 30, 2021 from the December 31, 2020 deferred revenue balance. We recognized gift card revenue of $0.2 million for the six months ended June 30, 2022 from the December 31, 2021 deferred revenue balance and $0.2 million for the six months ended June 30, 2021 from the December 31, 2020 deferred revenue balance.

For the three months ended June 30, 2022 and 2021, we recognized $0.1 and $0.2 million, respectively, in net sales associated with gift cards.

For the six months ended June 30, 2022 and 2021, we recognized $0.3 and $0.4 million, respectively, in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three and six months ended June 30, 2022 and 2021 is disaggregated by geographic areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$16,426	$16,613	$34,560	$35,365
Canada	1,687	1,531	3,676	3,688
Spain	297	422	674	907
Net sales	$18,410	$18,566	$38,910	$39,960

Geographic sales information is based on the location of the store. As a percentage of our consolidated net sales, excluding Canada, no single foreign country had net sales greater than 1.7% and 2.3%, respectively, for the three and six months ended June 30, 2022 and 2021.

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

(in thousands)	June 30, 2022	December 31, 2021
On hand:
Finished goods held for sale	$35,858	$34,928
Raw materials and work in process	1,319	828
Inventory in transit	2,935	2,328
TOTAL	$40,112	$38,084

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

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Our principal financial instruments held consist of accounts receivable, accounts payable, and as of December 31, 2021, long-term debt all of which fall under Level 3 of the fair value hierarchy.  As of June 30, 2022 and December 31, 2021, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three or six months ended June 30, 2022 and 2021.

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

Accounts Receivable and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2022, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at June 30, 2022 and December 31, 2021 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million during the three and six months ended June 30, 2022 and 2021 was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income.  Comprehensive income includes net income and certain other items that are recorded directly to stockholders’ equity.  The Company’s only source of other comprehensive income is foreign currency translation adjustments, and those adjustments are presented net of tax.

Reclassifications.  Certain amounts in the prior year have been reclassified to conform with this year’s presentation.

2. NOTES PAYABLE AND LONG-TERM DEBT

During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the coronavirus (“COVID-19”) virus. This loan was provided for by the Spanish government as part of a COVID-19 relief program, and on June 6, 2022, the Company repaid this loan in full.

3.  INCOME TAX

Our effective tax rate for the three months ended June 30, 2022 and 2021 was (23.2%) and 22.5%, respectively.  Our effective tax rate for the six months ended June 30, 2022 and 2021 was 26.3% and 22.8%, respectively.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.  In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023.  As of June 30, 2022, there were 433,151shares available for future awards.  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.

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

In April 2022, we granted a total of 120,231 RSUs to certain key employees which will vest over a three-year service period.  And in June 2022, we granted a total of 14,000 RSUs to the Company’s Board of Directors which will vest over a four-year service period.

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

A summary of the activity for non-vested restricted stock and RSU awards as of June 30, 2022 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2022	419	$7.05
Granted	161	5.01
Vested	(48)	4.99
Balance, June 30, 2022	532	$6.62

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.2 million for the three months and $0.6 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of June 30, 2022, there was unrecognized compensation cost related to non-vested, service-based RSU awards of $1.6 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2022	$496
2023	752
2024	239
2025	89
2026	7
$1,583

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the six months ended June 30, 2022 and 2021, we issued 48,277 and 16,080 shares, respectively, resulting from the vesting of RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2022 and 2021:

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator:
Net income (loss)	$(589)	$540	$56	$1,285

Denominator:

Basic weighted-average common shares ouststanding	8,279,108	8,664,768	8,426,181	8,737,854
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	5,325	5,259	2,262
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	-	-	1,457	-
Diluted weighted-average common shares outstanding	8,279,108	8,670,093	8,432,897	8,740,116

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022. The Company’s previous share repurchase program expired in August 2020. As of June 30, 2022 and December 31, 2021, the full $5.0 million of our common stock remained available for repurchase under this program.

On April 11, 2022, we entered into an agreement with two institutional shareholders of the Company to repurchase 359,500 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $5.00 per share for a total of $1.8 million. The closing of the repurchases took place on April 22, 2022, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 4.2% of our outstanding common stock.

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

These share repurchases were separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the plan described above.

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

We sell our products primarily through company-owned stores, through orders generated from our global websites, and through direct account representatives in our commercial division.  We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly. We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

As of June 30, 2022, the Company operates a total of 105 retail stores.  There are 94 stores in the United States (“U.S,”), ten stores in Canada and one store in Spain.

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

Our focus over the last three years has been on three broad strategic initiative areas:

1.	Improving our brand proposition, with both retail and commercial customers
2.	Rebuilding our foundation – the talent, processes, tools and systems needed to serve these customers
3.	Position us for long-term growth – creating the vision and roadmap for the future

COVID-19 and Economic Conditions

At the time of filing this Form 10-Q, the American and world economies have been acutely affected by a combination of factors arising from both the COVID-19 pandemic and the war resulting from the invasion of Ukraine by Russian military forces. The current impacts of these events include (but are not limited to) levels of inflation that are the highest in the U.S. in more than 40 years, fuel prices at or near record highs, an extremely tight labor market with rising wages and competition to attract qualified workers, supply chain disruption, rising real estate prices and increases in interest rates.  Purchases of non-essential, discretionary products tend to decline in periods of uncertainty regarding future economic prospects, such as the current one, as disposable income declines.  The Company believes that these events have dampened its sales for the first half of 2022.  The future remains uncertain, and continued increased labor, freight, product and other costs as well as weakening customer demand could have a negative impact on the Company’s future financial performance.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management's Discussions and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer.  At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer.  When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer. Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax are excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

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

Inventory.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.  Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process is valued on a first-in, first-out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

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

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table presents selected financial data:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Net sales	$18,410	$18,566	$(156)	(0.8)%
Gross profit	10,501	11,281	(780)	(6.9)%
Gross margin percentage	57.0%	60.8%		(3.8)%
Operating expenses	11,238	10,557	681	6.4%
Income (loss) from operations	$(737)	$724	$(1,461)	(201.8)%

Net Sales

Consolidated net sales for the quarter ended June 30, 2022 decreased $0.2 million, or 0.8%, compared to the corresponding prior year period.  We believe the decrease in sales was due to continued weaker consumer demand as a result of inflation and ongoing uncertainty related to global political, economic and public health concerns.

Our store footprint consisted of 105 and 106 stores at June 30, 2022 and June 30, 2021, respectively.

Since January 1, 2022, we closed one store in San Bruno, CA in March 2022.  We did not open any new stores for the first half of 2022.  We evaluate a number of factors when determining whether to close existing stores, for example: the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit decreased by $0.8 million, or 6.9%, compared to the same period in 2021, and our gross margin percentage for the quarter ended June 30, 2022 decreased to 57.0% compared to 60.8% in the corresponding prior year period.   The lower gross margin rate was due to a combination of factors, including product and customer mix shifts and higher costs for product, warehouse handling and freight that we began to see as early as 2021, but are now flowing through cost of sales. Due to our use of the FIFO method of valuation of inventory and our relatively low inventory turns, increases in product-related costs, including product itself, warehouse handling costs, and freight will not flow through to cost of sales immediately; there will be a lag in the impact of these increased costs on our gross margin.

Operating expenses

	Three Months Ended June 30,
(in thousands)	2022	2021
Operating expenses	$11,238	$10,557
Non-routine items related to restatement	(169)	(326)
Adjusted operating expenses	$11,069	$10,231

Operating expenses % of sales	61.0%	56.9%
Adjusted operating expenses % of sales	60.1%	55.1%

Operating expenses increased $0.7 million or 6.4% compared to the corresponding prior year period, mostly as a result of increases in recurring payroll related costs for stores and corporate of $0.5 million, driven largely by wage increases for retail, travel and conference expense of $0.2 million primarily related to our store manager conference in April 2022, service related expenses in the areas of product logistics, tax services, internet and software costs of $0.3 million, digital marketing expense of $0.1 million and other expenses of $0.2 million, partially offset by decreases in performance based compensation of $0.5 million and restatement related costs of $0.1 million.  Adjusted operating expenses, which excludes the non-routine items related to the restatement, increased $0.8 million or 8.2% for the reasons noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the three months ended June 30, 2022 was (23.2%) compared to 22.5% for the same period in 2021.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

Six Months Ended June 30, 2022 and 2021

The following table presents selected financial data:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Net sales	$38,910	$39,960	$(1,050)	(2.6)%
Gross profit	22,432	23,467	(1,035)	(4.4)%
Gross margin percentage	57.7%	58.7%		(1.0)%
Operating expenses	22,339	21,778	561	2.6%
Income from operations	$93	$1,689	$(1,596)	(94.5)%

Net Sales

Consolidated net sales for the six months ended June 30, 2022 decreased $1.1 million, or 2.6%, compared to the same period in 2021.  We believe the decrease in sales was due to continued weaker consumer demand as a result of inflation and ongoing uncertainty related to global political, economic and public health concerns, coupled with comparison to prior year COVID-era stimulus payments that fueled sales.

Since January 1, 2022, we closed one store in San Bruno, CA in March 2022.  We did not open any new stores for the first half of 2022.  We evaluate a number of factors when determining whether to close existing stores, for example: the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit decreased by $1.0 million, or 4.4%, compared to the same period in 2021, and our gross margin percentage for the six months ended June 30, 2022 decreased to 57.7% compared to 58.7% in the corresponding prior year period.  The lower gross margin rate was due to a combination of factors, including product and customer mix shifts and higher costs for product, warehouse handling and freight that we began to see as early as 2021, but are now flowing through cost of sales. Due to our use of the FIFO method of valuation of inventory and our relatively low inventory turns, increases in product-related costs, including product itself, warehouse handling costs, and freight will not flow through to cost of sales immediately; there will be a lag in the impact of these increased costs on our gross margin.

Operating expenses

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating expenses	$22,339	$21,778
Non-routine items related to restatement	(246)	(1,033)
Adjusted operating expenses	$22,093	$20,745

Operating expenses % of sales	57.4%	54.5%
Adjusted operating expenses % of sales	56.8%	51.9%

Operating expenses increased $0.6 million or 2.6% compared to the corresponding prior year period, mostly as a result of increases in recurring payroll related costs for stores and corporate of $1.1 million, driven largely by wage increases for retail, stock compensation expense of $0.2 million, travel and conference expense of $0.3 million primarily related to our store manager conference in April 2022, service related expenses in the areas of product logistics, tax services, internet and software costs of $0.3 million, depreciation expense of $0.1 million, supplies and office expenses of $0.1 million and other expenses of $0.2 million, partially offset by decreases in performance based compensation of $0.9 million and restatement related costs of $0.8 million.  Adjusted operating expenses, which excludes the non-routine items related to the restatement, increased $1.3 million, or 6.5%, for the reasons noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the six months ended June 30, 2022 was 26.3% compared to 22.8% for the same period in 2021.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of June 30, 2022 totaled $5.6 million.

Debt Agreements

During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the COVID-19 virus.  This loan was provided for by the Spanish government as part of a COVID-19 relief program.  During the second quarter of 2022, we repaid this loan in full.

Share Repurchase Program and Share Repurchase

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022, subject to the completion of our financial restatement and the filing of all delinquent filings with the SEC.  The Company's previous share repurchase program expired in August 2020.

On April 11, 2022, we entered into an agreement with two institutional shareholders of the Company, to repurchase 359,500 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $5.00 per share for a total of $1.8 million. The closing of the repurchases took place on April 22, 2022, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 4.2% of our outstanding common stock.

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

Cash Flows

	Six Months Ended June 30,
(amounts in thousands)	2022	2021
Net cash used in operating activities	$(1,823)	$(2,761)
Net cash used in investing activities	(454)	(212)
Net cash used in financing activities	(2,204)	(1,697)
Effect of exchange rate changes on cash and cash equivalents	(86)	45
Net decrease in cash and cash equivalents	$(4,567)	$(4,625)

For the six months ended June 30, 2022, cash from operations used $1.8 million driven by a net investment in inventory of $2.1 million, a reduction in lease liabilities of $1.7 million, income tax payments mostly related to the 2021 tax year of $0.9 million and net prepaid expenses of $0.6 million, partially offset by net income of $0.1 million, non-cash expenses of $2.8 million, including depreciation, amortization, and stock-based compensation, a net increase of $0.4 million in accounts payable and accrued expenses, a net decrease of $0.2 million in accounts receivable and other changes in operating assets and liabilities.  We invested $0.5 million in capital expenditures primarily related to system implementations.  Cash used in financing activities was primarily due to the purchase of 359,500 shares of our common stock for $5.00 per share, or $1.8 million, from two institutional shareholders of the Company in a private transaction.  We also paid off our loan with Banco Santander S.A. in Spain for $0.4 million during the second quarter.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $4.6 million.

For the six months ended June 30, 2021, cash from operations used $2.8 million driven by the net buildup of inventory of $4.8 million, a reduction in lease liabilities of $1.7 million, and a net decrease of $1.0 million in accounts payable and accrued expenses, partially offset by net income of $1.3 million, non-cash expenses of $2.6 million, including depreciation, amortization, and stock-based compensation, a federal income tax refund of $1.0 million related to the 2019 tax year, and other changes in operating assets and liabilities. We invested $0.2 million in capital expenditures primarily related to system implementations. Cash used in financing activities was primarily due to the purchase of 500,000 shares of our common stock for $3.35 per share, or $1.7 million, from an institutional shareholder of the Company in a private transaction. The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $4.6 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As part of the filing of this Form 10-Q for the period ended June 30, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of June 30, 2022 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020, and we implemented our new point-of-sale system, which is fully integrated with our ERP system, in 93 of our U.S. stores with the remaining 12 stores to be converted during the remainder of 2022. Although we had not fully remediated all material weaknesses in our internal control over financial reporting as of June 30, 2022, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased (2)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs (1)
April 1 – April 30, 2022	359,500	$5.00	—	$5,000,000
May 1 – May 31, 2022	—	—	—	$5,000,000
June 1 – June 30, 2022	—	—	—	$5,000,000
Total	359,500	$5.00	—
(1)
Represents shares which may be purchased through our stock repurchase program, adopted by the Company’s Board of Directors on August 9, 2020, which established a new stock repurchase program allowing the Company to repurchase up to $5 million value of shares of our common stock on or prior to July 31, 2022.

(2)
On April 11, 2022, we entered into an agreement with two institutional shareholders of the Company to repurchase 359,500 shares of our common stock, par value $0.0024 in a private transaction. The purchase price was $5.00 per share for a total of $1.8 million. The closing of the repurchases took place on April 22, 2022, and these shares were subsequently cancelled. Prior to the repurchase, the shares represented approximately 4.2% of our outstanding common stock.  These shares were repurchased in private transactions outside of the $5 million repurchase program described above and do not reduce the shares remaining under that program.

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

10.9
Form of Stock Purchase Agreement dated December 8, 2021 between the Company and Right Lane I, LP, filed as Exhibit 10.9 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 15, 2022	By: /s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: August 15, 2022	By: /s/ Michael Galvan
Michael Galvan
Chief Financial Officer