Form 10-Q
period 2022-09-30
TANDY LEATHER FACTORY INC
filed 2022-11-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

(817) 872-3200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0024	TLF	The Nasdaq Capital Market

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

As of November 12, 2022, the registrant had 8,293,149 shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

ii

Cautionary Statement Regarding Forward-Looking Statements and Information

The following discussion, as well as other portions of this Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLF”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  Unless the context otherwise indicates, references in this Form 10-Q to “TLF,” “we,” “our,” “us,” the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,050	$10,155
Accounts receivable-trade, net of allowance for doubtful accounts of $48 and $24 at September 30, 2022 and December 31, 2021, respectively	368	614
Inventory	42,307	38,084
Income tax receivable	1,663	972
Prepaid expenses	822	483
Other current assets	100	141
Total current assets	48,310	50,449

Property and equipment, at cost	28,302	27,750
Less accumulated depreciation	(16,629)	(15,989)
Property and equipment, net	11,673	11,761

Operating lease assets	9,783	10,438
Financing lease assets	34	37
Other intangibles, net of accumulated amortization of $549 and $548 at September 30, 2022 and December 31, 2021, respectively	5	6
Other assets	420	394
TOTAL ASSETS	$70,225	$73,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$4,957	$4,786
Accrued expenses and other liabilities	3,309	4,302
Current portion of operating lease liabilities	2,903	3,025
Current portion of finance lease liabilities	15	15
Current maturities of long-term debt	-	79
Total current liabilities	11,184	12,207

Uncertain tax positions	415	415
Other non-current liabilities	417	417
Operating lease liabilities, non-current	7,539	8,194
Finance lease liabilities, non-current	7	15
Long-term debt, net of current maturities	-	336

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.10 par value; 20,000,000 shares authorized; none issued or outstanding; attributes to be determined on issuance	-	-
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,659,888 and 9,971,711 shares issued at September 30, 2022 and December 31, 2021, respectively; 8,235,512 and 8,547,335 shares outstanding at September 30, 2022 and December 31, 2021, respectively	23	24
Paid-in capital	2,972	3,959
Retained earnings	59,443	58,664
Treasury stock at cost (1,424,376 shares at September 30, 2022 and December 31, 2021)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,002)	(1,373)
Total stockholders’ equity	50,663	51,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,225	$73,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$19,057	$19,281	$57,967	$59,241
Cost of sales	7,461	8,192	23,939	24,685
Gross profit	11,596	11,089	34,028	34,556

Operating expenses	10,620	11,078	32,959	32,856

Income from operations	976	11	1,069	1,700

Other (income) expense:
Interest (income) expense	1	2	11	12
Other, net	(6)	23	1	37
Total other (income) expense	(5)	25	12	49

Income (loss) before income taxes	981	(14)	1,057	1,651

Provision (benefit) for income taxes	258	2	278	382

Net income (loss)	$723	$(16)	$779	$1,269

Foreign currency translation adjustments, net of tax	(441)	(90)	(629)	(54)

Comprehensive income (loss)	$282	$(106)	$150	$1,215

Net income (loss) per common share:
Basic	$0.09	$-	$0.09	$0.15
Diluted	$0.09	$-	$0.09	$0.15

Weighted average number of shares outstanding:
Basic	8,235,610	8,663,921	8,361,959	8,712,939
Diluted	8,272,557	8,663,921	8,383,558	8,718,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$779	$1,269
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	899	805
Operating lease asset amortization	2,420	2,408
Loss (gain) on disposal of assets	8	(11)
Stock-based compensation	813	593
Deferred income taxes	(9)	19
Exchange (gain) loss	-	23
Changes in operating assets and liabilities:
Accounts receivable-trade	231	(104)
Inventory	(4,554)	(6,584)
Prepaid expenses	(340)	(173)
Other current assets	(255)	13
Accounts payable-trade	(770)	830
Accrued expenses and other liabilities	(910)	118
Income taxes, net	291	1,357
Other assets	(33)	(6)
Operating lease liabilities	(2,527)	(2,585)
Total adjustments	(4,736)	(3,297)
Net cash used in operating activities	(3,957)	(2,028)

Cash flows from investing activities:
Purchase of property and equipment	(825)	(523)
Proceeds from sales of assets	-	11
Net cash used in investing activities	(825)	(512)

Cash flows from financing activities:
Payments on long-term debt	(388)	-
Payment of finance lease obligations	(10)	(10)
Repurchase of common stock	(1,800)	(1,675)
Purchase of vested stock for employee payroll tax	-	(15)
Net cash used in financing activities	(2,198)	(1,700)

Effect of exchange rate changes on cash and cash equivalents	(125)	(3)

Net decrease in cash and cash equivalents	(7,105)	(4,243)

Cash and cash equivalents, beginning of period	10,155	10,329
Cash and cash equivalents, end of period	$3,050	$6,086

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	8,547,335	$24	$3,959	$(9,773)	$58,664	$(1,373)	$51,501
Stock-based compensation expense	-	-	340	-	-	-	340
Vesting of restricted stock units	47,423	-	-	-	-	-	-
Net income	-	-	-	-	645	-	645
Foreign currency translation adjustments, net of tax	-	-	-	-	-	65	65
Balance, March 31, 2022	8,594,758	$24	$4,299	$(9,773)	$59,309	$(1,308)	$52,551
Stock-based compensation expense	-	-	225	-	-	-	225
Vesting of restricted stock units	854	-	-	-	-	-	-
Repurchase of common stock	(359,500)	(1)	(1,797)	-	-	-	(1,798)
Net loss	-	-	-	-	(589)	-	(589)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(253)	(253)
Balance, June 30, 2022	8,236,112	$23	$2,727	$(9,773)	$58,720	$(1,561)	$50,136
Stock-based compensation expense	-	-	248	-	-	-	248
Repurchase of common stock	(600)	-	(3)	-	-	-	(3)
Net income	-	-	-	-	723	-	723
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(441)	(441)
Balance, September 30, 2022	8,235,512	$23	$2,972	$(9,773)	$59,443	$(2,002)	$50,663

Balance, December 31, 2020	9,150,806	$25	$5,924	$(9,773)	$57,310	$(1,292)	$52,194
Stock-based compensation expense	-	-	183	-	-	-	183
Vesting of restricted stock units	16,080	-	-	-	-	-	-
Repurchase of common stock	(500,000)	(1)	(1,674)	-	-	-	(1,675)
Net income	-	-	-	-	745	-	745
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(33)	(33)
Balance, March 31, 2021	8,666,886	$24	$4,433	$(9,773)	$58,055	$(1,325)	$51,414
Stock-based compensation expense	-	-	204	-	-	-	204
Purchase of vested stock for employee payroll tax withholding	(2,965)	-	(15)	-	-	-	(15)
Net income	-	-	-	-	540	-	540
Foreign currency translation adjustments, net of tax	-	-	-	-	-	69	69
Balance, June 30, 2021	8,663,921	$24	$4,622	$(9,773)	$58,595	$(1,256)	$52,212
Stock-based compensation expense	-	-	206	-	-	-	206
Net loss	-	-	-	-	(16)	-	(16)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(90)	(90)
Balance, September 30, 2021	8,663,921	$24	$4,828	$(9,773)	$58,579	$(1,346)	$52,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Tandy Leather Factory, Inc. (“TLF-,” “we,” “our,” “us,” the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries) is one of the world’s largest specialty retailers of leather and leathercraft-related items. Founded in 1919 in Fort Worth, Texas, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere. Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

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

As of September 30, 2022, the Company operates a total of 104 retail stores.  There are 93 stores in the U.S., ten stores in Canada and one store in Spain.

The Company’s common shares currently trade on the Nasdaq Capital Market Group under the symbol “TLF.”

We operate as a single segment and report on a consolidated basis.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2022 and December 31, 2021, our results of operations and our cash flows for the three and nine months ended September 30, 2022 and 2021, and our statements of stockholders’ equity as of and for the three and nine months ended September 30, 2022 and 2021. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2021.

Significant Accounting Policies

Cash and cash equivalents.  The Company considers investments with a maturity when purchased of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents.

Foreign currency translation and transactions.  Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity and presented net of tax.  Gains and losses resulting from foreign currency transactions are reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Foreign currency translation adjustments, net of tax” for all periods presented.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million as of September 30, 2022, December 31, 2021 and December 31, 2020. The estimated value of merchandise expected to be returned included in other current assets was $0.1 million as of September 30, 2022 and December 31, 2021.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year.  As of September 30, 2022, December 31, 2021 and December 31, 2020, our gift card liability, included in accrued expenses and other liabilities, was $0.1 million, $0.4 million and $0.3 million, respectively.  We recognized gift card revenue of $0.1 million for the three months ended September 30, 2022 from the December 31, 2021 deferred revenue balance and $0.1 million for the three months ended September 30, 2021 from the December 31, 2020 deferred revenue balance. We recognized gift card revenue of $0.2 million for the nine months ended September 30, 2022 from the December 31, 2021 deferred revenue balance and $0.2 million for the nine months ended September 30, 2021 from the December 31, 2020 deferred revenue balance.

For the three months ended September 30, 2022 and 2021, we recognized less than $0.1 million and $0.1 million, respectively, in net sales associated with gift cards. For the nine months ended September 30, 2022 and 2021, we recognized $0.3 million  and $0.5 million, respectively, in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three and nine months ended September 30, 2022 and 2021 is disaggregated by geographic areas as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
United States	$17,123	$17,118	$51,683	$52,483
Canada	1,663	1,782	5,339	5,470
Spain	271	381	945	1,288
Net sales	$19,057	$19,281	$57,967	$59,241

Geographic sales information is based on the location of the customer. As a percentage of our consolidated net sales, excluding Canada, no single foreign country had net sales greater than 2.0% and 2.2%, respectively, for the three and nine months ended September 30, 2022, and 2021.

Discounts.  We offer a single retail price level, plus three volume-based levels for commercial customers.  Discounts from those price levels are offered to business, military/first responders and employee customers.  Such discounts do not convey a material right to these customers since the discounted pricing they receive at the point of sale is not dependent upon any previous or subsequent purchases.  As a result, sales are reported after deduction of discounts at the point of sale.  We do not pay slotting fees or make other payments to resellers.

Operating expenses.  Operating expenses include all selling, general and administrative costs, including wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses, outbound freight charges (to ship merchandise to customers), and corporate office costs.

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

Inventory.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.  Finished goods held for sale include the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process is valued on a first in, first out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

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

(in thousands)	September 30, 2022	December 31, 2021
On hand:
Finished goods held for sale	$38,582	$34,928
Raw materials and work in process	1,010	828
Inventory in transit	2,715	2,328
TOTAL	$42,307	$38,084

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

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The interest expense incurred is recorded in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Our principal financial instruments held consist of accounts receivable - trade, accounts payable - trade, and as of December 31, 2021, long-term debt all of which fall under Level 3 of the fair value hierarchy.  As of September 30, 2022 and December 31, 2021, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three or nine months ended September 30, 2022 and 2021.

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

Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets.  The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved.  If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized.  If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting.  If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed.  The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied.  We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares are satisfied by withholding shares with a fair value equal to the tax liability.

Accounts Receivable - Trade and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2022, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at September 30, 2022, December 31, 2021 and December 31, 2020 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets of less than $0.01 million during the three and nine months ended September 30, 2022 and 2021 was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income and certain other items that are recorded directly to stockholders’ equity.  The Company’s only source of other comprehensive income (loss) is foreign currency translation adjustments, and those adjustments are presented net of tax.

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

3.  INCOME TAX

Our effective tax rate for the three months ended September 30, 2022 and 2021 was 26.3% and 13.0%, respectively.  Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 26.3% and 23.1%, respectively.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.  In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023.  As of September 30, 2022, there were 433,151 shares available for future awards.  Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.

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

A summary of the activity for non-vested restricted stock and RSU awards as of September 30, 2022 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2022	419	$7.05
Granted	161	5.01
Vested	(48)	4.99
Balance, September 30, 2022	532	$6.62

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.2 million for the three months and $0.8 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of September 30, 2022, there was unrecognized compensation cost related to non-vested, service-based RSU awards of $1.3 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense (in thousands)
2022	$248
2023	752
2024	239
2025	89
2026	7
$1,335

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the nine months ended September 30, 2022 and 2021, we issued 48,277 and 16,080 shares, respectively, resulting from the vesting of RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares are satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2022	2021	2022	2021

Numerator:
Net income (loss)	$723	$(16)	$779	$1,269

Denominator:

Basic weighted-average common shares ouststanding	8,235,610	8,663,921	8,361,959	8,712,939
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	8,858	-	7,208	5,129
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	28,089	-	14,391	-
Diluted weighted-average common shares outstanding	8,272,557	8,663,921	8,383,558	8,718,068

Net income (loss) per common share:
Basic	$0.09	$-	$0.09	$0.15
Diluted	$0.09	$-	$0.09	$0.15

(1)  For the three months ended September 30, 2022, there were 178 shares excluded from the diluted EPS calculation, because the impact of their assumed vesting would be anti-dilutive. For the three months ended September 30, 2021, there were 15,326 shares excluded from the diluted EPS calculation, because the impact of their assumed vesting would be anti-dilutive due to a net loss in that period.

6.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are periodically involved in litigation that arise in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position or operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between August 9, 2020 and July 31, 2022. This program expired in July 2022. As of December 31, 2021, the full $5.0 million of our common stock remained available for repurchase under this program.  On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of September 30, 2022, $5.0 million remained available for repurchase under this new program.

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

The direct share repurchase transactions were separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the plans described above.

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

As of September 30, 2022, the Company operates a total of 104 retail stores.  There are 93 stores in the United States (“U.S,”), ten stores in Canada and one store in Spain.

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

Our focus over the last three years has been on three broad strategic initiative areas:

1.	Improving our brand proposition, with both retail and commercial customers
2.	Rebuilding our foundation – the talent, processes, tools and systems needed to serve these customers
3.	Position us for long-term growth – creating the vision and roadmap for the future

COVID-19 and Economic Conditions

At the time of filing this Form 10-Q, the American and world economies have been acutely affected by a combination of factors arising from both the COVID-19 pandemic and the war resulting from the invasion of Ukraine by Russian military forces. The current impacts of these events include (but are not limited to) levels of inflation that are the highest in the U.S. in more than 40 years, highly volatile fuel prices, an extremely tight labor market with rising wages and competition to attract qualified workers, supply chain disruption, rising rent and other occupancy costs and increases in interest rates.  Purchases of non-essential, discretionary products tend to decline in periods of uncertainty regarding future economic prospects, such as the current one, as disposable income declines.  The Company believes that these events have continued to dampen its sales through September 2022.  The future remains uncertain, and continued increased labor, freight, product and other costs as well as weakening customer demand could have a negative impact on the Company’s future financial performance.

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

Inventory.  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.  Finished goods held for sale include the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process is valued on a first-in, first-out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

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

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Stock-based Compensation.  The Company’s stock-based compensation relates primarily to restricted stock unit (“RSU”) awards.  Accounting guidance requires measurement and recognition of compensation expense at an amount equal to the grant date fair value.  Compensation expense is recognized for service-based stock awards on a straight-line basis or ratably over the requisite service period, based on the closing price of the Company’s stock on the date of grant.  The service-based awards typically vest ratably over the requisite service period, provided that the participant is employed on the vesting date.  The total compensation expense is reduced by actual forfeitures as they occur over the requisite service period of the awards.  Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets.  The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved.  If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized.  If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting.  If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed. The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied.  We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares are satisfied by withholding shares with a fair value equal to the tax liability.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table presents selected financial data:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Net sales	$19,057	$19,281	$(224)	(1.2)%
Gross profit	11,596	11,089	507	4.6%
Gross margin percentage	60.8%	57.5%		3.3%
Operating expenses	10,620	11,078	(458)	(4.1)%
Income from operations	$976	$11	$965	8,772.7%

Net Sales

Consolidated net sales for the quarter ended September 30, 2022 decreased $0.2 million, or 1.2%, compared to the corresponding prior year period.  We believe the decrease in sales was due to continued weaker consumer demand as a result of inflation and ongoing uncertainty related to global political, economic and public health concerns.

Our store footprint consisted of 104 and 106 stores at September 30, 2022 and September 30, 2021, respectively.

Since January 1, 2022, we closed one store in San Bruno, CA in March 2022, and one store in Oxnard, CA, in July 2022. We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit increased by $0.5 million, or 4.6%, compared to the same period in 2021, and our gross margin percentage for the quarter ended September 30, 2022 increased to 60.8% compared to 57.5% in the corresponding prior year period. The higher gross margin rate was due to a combination of factors, including product and customer mix shifts and stronger full-priced selling in combination with our relatively slow inventory turns, high number of SKUs and high number of inventory locations including 104 retail stores.

Operating expenses

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Operating expenses	$10,620	$11,078	$(458)	(4.1)%
Non-routine items related to restatement	-	(124)	124	(100.0)%
Adjusted operating expenses	$10,620	$10,954	$(334)	(3.0)%

Operating expenses % of sales	55.7%	57.5%
Adjusted operating expenses % of sales	55.7%	56.8%

Operating expenses decreased $0.5 million or 4.1% compared to the corresponding prior year period, primarily as a result of a decrease in bonus expense of $0.5 million, a decrease in services purchased of $0.2 million, a decrease in software costs of $0.1 million and a decrease in stock compensation expense of $0.1 million offset by mainly an increase in total salaries of $0.4 million and an increase in total insurance and other taxes of $0.1 million.  Adjusted operating expenses, which exclude the non-routine items related to the restatement, decreased $0.3 million or 3.0% for the reasons noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the three months ended September 30, 2022 was 26.3% compared to 13.0% for the same period in 2021.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

Nine months Ended September 30, 2022 and 2021

The following table presents selected financial data:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Net sales	$57,967	$59,241	$(1,274)	(2.2)%
Gross profit	34,028	34,556	(528)	(1.5)%
Gross margin percentage	58.7%	58.3%		0.4%
Operating expenses	32,959	32,856	103	0.3%
Income from operations	$1,069	$1,700	$(631)	(37.1)%

Net Sales

Consolidated net sales for the nine months ended September 30, 2022 decreased $1.3 million, or 2.2%, compared to the same period in 2021. We believe the decrease in sales was due to continued weaker consumer demand as a result of inflation and ongoing uncertainty related to global political, economic and public health concerns, coupled with comparison to prior year COVID-era stimulus payments that fueled sales.

Since January 1, 2022, we closed one store in San Bruno, CA in March 2022, and one store in Oxnard, CA, in July 2022.  We did not open any new stores for the first nine months of 2022.  We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit decreased by $0.5 million, or 1.5%, compared to the same period in 2021, and our gross margin percentage for the nine months ended September 30, 2022 increased to 58.7% compared to 58.3% in the corresponding prior year period.  The gross margin rate remains relatively the same due to a combination of factors, including product and customer mix shifts, stronger full-priced selling with a combination of our relatively slow inventory turns, high number of SKUs and high number of inventory locations including 104 retail stores.

Operating expenses

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Operating expenses	$32,959	$32,856	$103	0.3%
Non-routine items related to restatement	(246)	(1,157)	911	(78.7)%
Adjusted operating expenses	$32,713	$31,699	$1,014	3.2%

Operating expenses % of sales	56.9%	55.5%
Adjusted operating expenses % of sales	56.4%	53.5%

Operating expenses were flat compared to the corresponding prior year period, mostly as a result of a decrease in bonus expense by $1.1 million and a decrease in contract labor by $1.1 million offset mainly by an increase in salaries by $1.1 million, an increase in travel and meeting expenses related to our store manager conference by $0.4 million, an increase in selling expenses of $0.2 million, an increase in office supplies of $0.2 million, an increase in total services purchased of $0.2 million, and an increase in digital marketing of $0.1 million.  Adjusted operating expenses, which exclude the non-routine items related to the restatement, increased $1.0 million, for the reasons noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2022 was 26.3% compared to 23.1% for the same period in 2021.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of September 30, 2022 totaled $3.1 million.

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

Share Repurchase Program and Share Repurchase

On August 9, 2020, the Board of Directors approved a program to repurchase up to $5.0 million of the Company’s common stock between August 9, 2020 and July 31, 2022. This program expired in July 2022. As of December 31, 2021, the full $5.0 million of our common stock remained available for repurchase under this program.  On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of September 30, 2022, $5.0 million remained available for repurchase under this new program.

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

Cash Flows

	For the Nine Months Ended September 30,
(amounts in thousands)	2022	2021
Net cash used in operating activities	$(3,957)	$(2,028)
Net cash used in investing activities	(825)	(512)
Net cash used in financing activities	(2,198)	(1,700)
Effect of exchange rate changes on cash and cash equivalents	(125)	(3)
Net decrease in cash and cash equivalents	$(7,105)	$(4,243)

For the nine months ended September 30, 2022, cash from operations used $4.0 million driven by a net investment in inventory of $4.5 million, a net reduction in lease liabilities of $2.5 million, and net change in income tax expense of $0.3 million and net decrease in prepaid expenses of $0.3 million, partially offset by net income of $0.8 million, noncash expense of $4.1 million, including depreciation, amortization, and stock-based compensation, a net decrease of $2.0 million in accounts payable and accrued expenses, a net decrease of $0.2 million in accounts receivable and other changes in operating assets and liabilities. We invested $0.8 million in capital expenditure primarily related to system implementations.  Cash used in financing activities was primarily due to the purchase of 359,500 shares of our common stock for $5.00 per share, or $1.8 million, from two institutional shareholders of the Company in a private transaction.  We also paid off our loan with Banco Santander S.A. in Spain for $0.4 million during the second quarter.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $7.1 million.

For the nine months ended September 30, 2021, cash from operations used $2.0 million driven by net income of $1.3 million, non-cash expenses of $3.8 million, including depreciation, amortization, and stock-based compensation, a federal income tax refund of $1.0 million related to the 2019 tax year, and $1.0 million of other changes in operating assets and liabilities mostly due to an increase in accounts payable and accrued liabilities of $0.9 million and more than offset by the net buildup of inventory of $6.6 million and a reduction in lease liabilities of $2.6 million.  We invested $0.5 million in capital expenditure primarily related to system implementations.  Cash used in financing activities was primarily due to the purchase of 500,000 shares of our common stock for $3.35 per share, or $1.7 million, from an institutional shareholder of the Company in a private transaction.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $4.2 million

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As part of the filing of this Form 10-Q for the period ended September 30, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of September 30, 2022 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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
iv.
Created a risk controls matrix which includes, among other things, a comprehensive list of key and mitigating controls, a description of the risk the control is designed to mitigate, the frequency in which the control is performed, and a mapping of each control to the five COSO Framework components (control environment, risk assessment, control activities, information and communication, or monitoring activities) ;

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation which had a go-live date of September 1, 2020, and we implemented our new point-of-sale system, which is fully integrated with our ERP system, in 93 of our U.S. stores with the remaining 12 stores to be converted during the remainder of 2022. Although we had not fully remediated all material weaknesses in our internal control over financial reporting as of September 30, 2022, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs (1) (2)
July 1 – July 31, 2022	600	$4.70	600	$4,997,180
August 1 – August 31, 2022	—	—	—	$5,000,000
September 1 – September 30, 2022	—	—	—	$5,000,000
Total	600	$4.70	600

(1)
Represents shares which may be purchased through our previous stock repurchase program, adopted by the Company’s Board of Directors on August 9, 2020, which allowed the Company to repurchase up to $5 million value of shares of our common stock on or prior to July 31, 2022. This program expired on July 31, 2022.

(2)
On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of September 30, 2022, $5.0 million remained available for repurchase under this new program.

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

*31.1	13a-14(a) or 15d-14(a) Certification by Janet Carr, Chief Executive Officer.

*31.2	13a-14(a) or 15d-14(a) Certification by Cindy McSpadden, interim Chief Financial Officer.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

*101.LAB	XBRL Taxonomy Extension Labels Document.

*101.PRE	XBRL Taxonomy Extension Presentation Document.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 14, 2022	By: /s/ Janet Carr
Janet Carr
Chief Executive Officer

Date: November 14, 2022	By: /s/ Cindy McSpadden
Cindy McSpadden
Interim Chief Financial Officer