Form 10-K
period 2022-12-31
TANDY LEATHER FACTORY INC
filed 2023-03-31
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.   ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,217,065 at June 30, 2022 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 31, 2023, there were 8,300,627 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ii

PART I

ITEM 1.	BUSINESS

The following discussion, as well as other portions of this Form 10-K, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLF”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Unless the context otherwise indicates, references in this Form 10-K to “TLF,” “we,” “our,” “us,” the “Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

General

Tandy Leather Factory, Inc. (“TLF,” “we,” “our,” “us,” the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries) is one of the world’s largest specialty retailers of leather and leathercraft-related items.  Founded in 1919 in Fort Worth, Texas, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere.  Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

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

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division.  We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

The Company’s common shares currently trade on the Nasdaq Capital Market  under the symbol “TLF.”

Retail Fleet

The Company currently operates a total of 103 retail stores. There are 92 stores in the United States (“U.S.”), ten stores in Canada and one store in Spain.

All Tandy locations, other than our corporate headquarters (which includes our flagship store, corporate offices, distribution center, and manufacturing facility) are leased.

Business Strategy

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been, and continue to be, our competitive advantage: where our consumers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel, and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase product – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our commercial division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, bulk and volume-based competitive pricing, customized product development, and production and pre-production services, we are building long-term, strategic relationships with our largest customers.

In 2019, with the arrival of a new management team, we began the process of assessing and reinvigorating the business.  We focused in three broad strategic initiative areas: 1) improving our brand proposition, 2) rebuilding our foundation: the talent, processes, tools and systems needed to modernize and efficiently operate the business, and 3) creating a vision and road map for long-term growth.  We had significant achievements in all of these areas including significantly improving the product quality, breadth of assortment and value, dramatically improving the website and web operations, rebuilding the team, people policies and culture, and replacing all of the key systems, among many other accomplishments.

We made this steady progress to transform and reinvigorate our business even in the face of two very significant obstacles.  In 2019, as part of the assessment of the business, we discovered errors in accounting that required a restatement of our financials.  This work was costly and time-consuming, but we successfully completed the restatement in 2021 along with implementation of new accounting systems, redesign of processes and controls, and a significant upgrade in the team.  In 2020, while making progress against our transformation and still working through our restatement, we temporarily closed all of our retail stores as a result of the COVID-19 pandemic.

With COVID-19-related impacts and the restatement behind us and with many of our initiatives taking hold, we are now focused on improving our financial sustainability and profitability.  In the short term, we are managing operating expenses and gross margin to deliver cash from operations and operating income even in the face of possible continued economic headwinds.  We will also continue to selectively invest in profitable sales growth where it makes sense, but rebuilding a durable, profitable business model is the highest priority.

COVID-19 and Economic Conditions

At the time of filing this Form 10-K, the American and world economies continue to be acutely affected by a combination of factors arising from both the COVID-19 pandemic and the war resulting from the invasion of Ukraine by Russian military forces. The current impacts of these events include (but are not limited to) levels of inflation that are the highest in the U.S. in more than 40 years, highly volatile fuel prices, an extremely tight labor market with rising wages and competition to attract qualified workers, supply chain disruption, rising rent and other occupancy costs and increases in interest rates.  Purchases of non-essential, discretionary products tend to decline in periods of uncertainty regarding future economic prospects, such as the current one, as disposable income declines.  The Company believes that these events have continued to dampen its sales through December 2022.  The future remains uncertain, and continued increased labor, freight, product, and other costs as well as weakening customer demand could have a negative impact on the Company’s future financial performance.

Customers

Our customers fall into 2 broad categories: those who shop in retail stores and on our website (“Retail Customers”) and those whom we serve through our commercial division (“Commercial Customers”).  Retail Customers range from hobbyists to institutions (schools, camps, and other groups) to small businesses.  Affinity groups like Military and First Responders and smaller and larger businesses who purchase in our retail stores receive special pricing or general discounts.  To be served through our commercial division, customers generally need to spend more than $20,000 per year and receive pricing based on their purchasing levels.

Merchandise

We carry a wide assortment of products organized into a number of categories including leather, hand tools, hardware, kits, liquids, machines, and other supplies.  We operate a manufacturing facility in Fort Worth, Texas, where we manufacture kits, thread lace, belt strips and straps, and Craftaid®s, and provide some custom manufacturing processes for commercial and business customers.  The factory produces approximately 10% of our products.  We distribute product under the Tandy LeatherTM, Eco-FloTM, CraftoolTM, CraftoolProTM and Dr. Jackson’sTM brands, along with our premium TandyPro® line of products.  We develop and invest in new products through the ideas and referrals of customers and store personnel as well as the analysis of trends in the market and sales performance at retail.  In addition, we have been focused on broadening our assortment through strategic partnerships with key brands to drive category growth and better meet the needs of our customers.

Operations

Information regarding net sales, gross profit, operating income, and total assets is included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8, Financial Statements and Supplementary Data.

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

Most of our stores range in size from 1,300 square feet to 9,000 square feet, with the average at approximately 3,500 square feet. Our Fort Worth flagship store is approximately 22,000 square feet.  Stores are located in light industrial warehouse spaces or older strip shopping centers in proximity to major freeways or well-known crossroads.  We believe that many of our customers view our stores as a destination: customers interested in leathercrafting seek us out, reducing the value of paying high rents for high foot-traffic locations.

Historically, we generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (approximately 28-30% of annual sales), while the other three quarters average approximately 22-24% of annual sales each quarter.

Distribution

Our stores receive the majority of their inventory from our central distribution center located in Fort Worth, Texas, in weekly or, increasingly, bi-monthly shipments, using third-party transportation providers.  Occasionally, merchandise is shipped to stores directly from the vendor.  We now fulfill all of our U.S. and many of our international web orders from our Fort Worth distribution center.  Canada web orders are fulfilled out of our 10 Canada stores, and European web orders are fulfilled out of our Spain store.  We have a global customer service team that handles web order inquiries and phone orders.  Our goal is to optimize the tradeoff between the sales and market share we realize from having a broad product line against the safety stock required to support those items.  We generally maintain higher inventories of imported or long-lead-time items to ensure a continuous supply.  Our inventory levels have grown as we have increased our product assortment to improve conversion and retention of customers and to mitigate out-of-stocks, especially during the supply chain disruptions over the last 2 years.  In the face of overall supply chain challenges, we have opportunistically taken advantage of some vendor offers on key items, accounting for some increase in inventory. And we have also been executing a number of strategic initiatives to test smaller quantities of new items online, buying into them only when we are certain of their success, to tailor product assortments to the needs of local customers in each store, and to ship directly from vendors to customers.  We carry about 6,500 stock-keeping units (SKUs) in our current product line and continue to refine both the line, the lead times and safety stock levels required to meet customer demand, online vs. in-store assortment, and overall total inventory levels needed to grow sales and market share.

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

Suppliers

We purchase merchandise and raw materials from over 130 vendors from the United States and approximately 20 foreign countries.  In general, our 10 largest vendors account for approximately 30% of our inventory purchases.

Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the U.S.  Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

Our supply chain and vendor relationships remain strong.  We are focused on continuing to align our product and sourcing strategies to elevate the overall quality, consistency, and agility to meet the diverse needs of our existing consumers and attract new ones to the brand.  The most acute supply chain shocks resulting from the pandemic have mostly moderated, with increases in lead times, product costs and ocean freight costs flattening and even declining in some areas.  However, trucking costs and reliability remain volatile and tight labor markets continue to pressure costs across all areas.

Compliance with Environmental Laws

Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2022, we employed 605 people, 494 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

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

Information about our Executive Officers

The following table sets forth information concerning our executive officers as of December 31, 2022:

Name	Age	Executive Since	Position
Janet Carr	61	2018	Chief Executive Officer

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

ITEM 1A.	RISK FACTORS

Risks Related to our Business and Business Strategy

The successful execution of our multi-year transformation and operational efficiency initiatives is key to the long-term growth of our business.

The Company continues to implement a large number of initiatives to transform the Company’s business, improve sales long term and improve operational efficiency.  These include the realignment of the Company’s retail division management structure, the closing of underperforming stores, the formation of a new division focused on serving commercial customers, pricing and marketing initiatives, systems improvements, and other changes.  The Company believes that long-term growth will be realized through these transformational efforts over time, however there is no assurance that such efforts will be successful.  Actual costs incurred and the timeline of these initiatives may differ from our expectations.  If these initiatives are unsuccessful, our business, financial condition and results of operation could be materially adversely affected.

Our business is subject to the risks inherent in global sourcing activities.

As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•	unavailability of, or significant fluctuations in the cost of, raw materials;
•	disruptions or delays in shipments;
•	loss or impairment of key manufacturing or distribution sites, which also could result in a former manufacturer beginning to produce similar products that compete with ours;
•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;
•	product quality issues;
•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;
•	imposition of additional duties, taxes, and other charges on imports or exports;
•	embargoes against products originating in countries from which we source;
•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;
•	compliance by our independent manufacturers and suppliers with our Code of Business Conduct and Ethics and our Animal Welfare Policy;
•	political unrest;
•	unforeseen public health crises, such as pandemic (e.g., the COVID-19 pandemic) and epidemic diseases;
•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise; and
•	acts of war or terrorism and other external factors over which we have no control.

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

We lease the majority of our retail store locations under long-term, non-cancelable leases, which have initial or renewed terms typically ranging from three years to ten years and may include lease renewal options.  We believe that most of the lease agreements we will enter into in the future will likely be long-term and non-cancelable.  Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities.  We generally cannot cancel these leases at our option.  If we determine that it is no longer economical to operate a retail store subject to a lease and decide to close it, as we have done in the past and will do in the future, we would generally remain obligated under the applicable lease for, among other things, payment of the base rent, common charges, and other net payments for the balance of the lease term.  In some instances, we may be unable to close an underperforming retail store without a significant financial penalty due to continuous operation clauses in our lease agreements.  In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations.  Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow.  Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to sustain our financial performance or our past growth, which could have a material adverse effect on our future operating results.

In 2020, we experienced declines in sales and operating income primarily resulting from the COVID-19 pandemic.  In 2022, we also experienced declines primarily resulting the longer-term economic effects of COVID-19 and the added economic impact of the war in Ukraine.  Many other specialty retailers have experienced declining sales and losses due to the overall challenging retail environment.  Our sales and profits may continue to be negatively affected in the future.  We anticipate that our financial performance will depend on a number of factors, including consumer preferences, the strength and protection of our brand, the introduction of new products, and the success of our new business strategy.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting.  As disclosed in Part II, Item 9A, Controls and Procedures of this Form 10-K, our management, including our Chief Executive Officer, has determined that we continue to have material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022.    As a result of the material weaknesses, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully implemented.  Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts.  If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future Consolidated Financial Statements could contain undetected errors.  Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.  For more information relating to the Company’s internal control over financial reporting, the material weaknesses that existed as of December 31, 2022 and the remediation activities undertaken by us, see Part II, Item 9A, Controls and Procedures of this Form 10-K.

Risks Related to Cash Flow and Capitalization

If our cash from operations falls short and we are unable to raise additional working capital, we might be unable to fully fund our operations or to otherwise execute our business plan.

Historically, the Company has funded its business primarily with cash from operations and has utilized only small lines of working capital for seasonal expenditures.    In 2023, we obtained a line of credit facility through JP Morgan Chase Bank to provide working capital as needed; as of the date of this report, we have not borrowed any amounts under this facility.  However, should (1) our costs and expenses prove to be greater than we currently anticipate, or (2) seasonal fluctuations in sales or inventory purchases result in needing additional capital, and (3) we are unable to borrow sufficient short- or long-term capital, the depletion of our working capital would be accelerated and could leave us unable to make required payments.  We may also seek capital through the private issuance of debt or equity securities. We cannot guarantee that we will be able to secure all of the additional cash or working capital we might require to continue our operations.

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

The COVID-19 pandemic had an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties.  These uncertainties include, but are not limited to, the material adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and our stores.  Since 2020, we have continued to manage through the pandemic as we continue to see varying levels of infection rates in various locations and have at times been forced periodically to temporarily close or limit operations in certain stores.  We are unable to ensure that our sales will meet or exceed current levels or if additional periods of store closures will be needed or mandated.  In addition, our merchandise vendors may have been negatively impacted by the pandemic and the financial difficulties of other retailers, thereby creating concerns about our vendors’ ability to provide us with payment terms or merchandise that is suitable to our brand.  The effects of the pandemic have materially adversely impacted our revenues, earnings, liquidity and cash flows.

The continuing impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak (including new variants) and availability and acceptance rates of vaccines within the U.S. and Canada and our key sourcing markets.  The pandemic has had, and may continue to have, a material adverse impact on our financial position, cash flows, liquidity and results of operations.  This situation continues to change, and additional impacts may arise that we are not aware of currently.

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

The following table summarizes the locations of our leased premises as of the date of this filing:

U.S. Locations
Alabama	1	Missouri	3
Alaska	1	Montana	1
Arizona	3	Nebraska	1
Arkansas	1	Nevada	2
California	8	New Mexico	2
Colorado	4	New York	1
Connecticut	1	New Jersey	1
Florida	4	North Carolina	3
Georgia	2	Ohio	3
Idaho	1	Oklahoma	2
Illinois	1	Oregon	2
Indiana	1	Pennsylvania	3
Iowa	1	South Dakota	1
Kansas	1	Tennessee	3
Kentucky	1	Texas	16
Louisiana	2	Utah	4
Maryland	1	Washington	3
Massachusetts	1	Wisconsin	1
Michigan	2	Wyoming	1
Minnesota	2

Canadian locations:
Alberta	3	Ontario	3
British Columbia	1	Saskatchewan	1
Manitoba	1
Nova Scotia	1	International locations:
		Spain	1

In 2021, we experienced sporadic and limited temporary store closures as a result of COVID-19 staff illnesses.  In 2022, temporary store closures as a direct result of COVID-19 illnesses were even more limited.  However, the broader economic impact of the pandemic and the war in Ukraine has put pressure on store profitability with higher wages and staffing challenges, rising retail rents, and increases in other retail store operating costs.  We regularly review recent and future projected store 4-wall cash flow taking these forecasted costs as well as projected consumer demand, other nearby stores and a number of other factors into consideration when making decisions to close or open stores in a given location.  In 2022, we closed four store locations that met a number of the criteria for closure, three of which were at the end of the lease, and one of which we paid a negotiated early lease termination.  We renewed leases for 23 existing locations and opened one new location on the Fort Bragg military base, a new format that we are testing.

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

Our common stock trades on the Nasdaq Capital Market under the symbol “TLF.”

There were approximately 283 stockholders of record on February 28, 2023.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2022 that were not registered under the Securities Act.

Our Board of Directors did not authorize any dividends during the fiscal years ended December 31, 2022 or 2021.  Our Board of Directors may consider future cash dividends after giving consideration to our profitability, cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not repurchase any shares of our common stocks during the fourth quarter of fiscal year 2022.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in understanding our financial performance and should be read in conjunction with our consolidated financial statements and the notes accompanying those consolidated financial statements included elsewhere in this Form 10-K, including the information under the caption “Summary of Critical Accounting Policies.”  In addition to historical financial information, the following management’s discussion and analysis may contain forward-looking statements.  These statements reflect our expectations or estimates based on the information we have today but are not guarantees or predictions of future performance.  They involve known and unknown risks, uncertainties, and other factors, many of which are beyond our control, and which may cause actual results to differ materially from the statements contained here.  You are cautioned not to put undue reliance on these forward-looking statements.  The Company assumes no obligation to update or otherwise revise these forward-looking statements, except as required by law.  More discussion of risks can be found under Item 1A, Risk Factors.

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

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division.  We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly. We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

Currently, the Company operates a total of 103 retail stores.  There are 92 stores in the United States (“U.S,”), ten stores in Canada and one store in Spain.

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been and continue to be our competitive advantage: where our consumers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase product – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our Commercial Division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, bulk and volume-based competitive pricing, customized product development, and production and pre-production services, we are building long-term, strategic relationships with our largest customers.

In 2019, with the arrival of a new management team, we began the process of assessing and reinvigorating the business.  We focused in three broad strategic initiative areas: 1) improving our brand proposition, 2) rebuilding our foundation: the talent, processes, tools and systems needed to modernize and efficiently operate the business, and 3) creating a vision and road map for long-term growth.  We had significant achievements in all of these areas including significantly improving the product quality, breadth of assortment and value, dramatically improving the website and web operations, rebuilding the team, people policies and culture, and replacing all of the key systems, among many other accomplishments.

We made this steady progress to transform and reinvigorate our business even in the face of two very significant obstacles.  In 2019, as part of the assessment of the business, we discovered errors in accounting that required a restatement of our financials.  This work was costly and time-consuming, but we successfully completed the restatement in 2021 along with implementation of new accounting systems, redesign of processes and controls, and a significant upgrade in the team.  In 2020, while making progress against our transformation and still working through our restatement, we temporarily closed all of our retail stores as a result of the COVID-19 pandemic.

With COVID-19 and the restatement behind us and with many of our initiatives taking hold, we are now focused on improving our financial sustainability and profitability.  In the short-term, we are managing operating expenses and gross margin to deliver free operating cash and operating income even in the face of possible continued economic headwinds.  We will also continue to selectively invest in profitable sales growth where it makes sense, but rebuilding a durable, profitable business model is the highest priority.

COVID-19

At the time of filing this Form 10-K, the American and world economies have been acutely affected by a combination of factors arising from both the COVID-19 pandemic and the war resulting from the invasion of Ukraine by Russian military forces. The current impacts of these events include (but are not limited to) levels of inflation that are the highest in the U.S. in more than 40 years, highly volatile fuel prices, an extremely tight labor market with rising wages and competition to attract qualified workers, supply chain disruption, rising rent and other occupancy costs and increases in interest rates.  Purchases of non-essential, discretionary products tend to decline in periods of uncertainty regarding future economic prospects, such as the current one, as disposable income declines.  The Company believes that these events have continued to dampen its sales through December 2022.  The future remains uncertain, and continued increased labor, freight, product and other costs as well as weakening customer demand could have a negative impact on the Company’s future financial performance.

Results of Operations

The following table presents selected financial data:

(in thousands)	2022	2021	$ Change	% Change
Sales	$80,335	$82,661	$(2,326)	(2.8)%
Gross profit	46,497	46,999	(502)	(1.1)%
Gross margin percentage	57.9%	56.9%		1.0%
Operating expenses	45,109	44,699	410	0.9%
Income (loss) from operations	$1,388	$2,300	$(912)	39.7%

Net Sales

Consolidated net sales decreased by $2.3 million, or 2.8%, from 2021 to 2022.  We believe the decrease in sales was due to continued weaker consumer demand as a result of inflation and ongoing uncertainty related to global political, economic and public health concerns.

Our store footprint consisted of 103 stores at December 31, 2022 and 106 stores at December 31, 2021.

Since January 1, 2022, we closed one store in San Bruno, CA in March 2022, one store in Oxnard, CA in July 2022, one store in Miami, FL in October 2022 and one store in Cayce, SC in December 2022.  In November 2022, we opened one store on the Fort Bragg military base in North Carolina.  We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit decreased by $0.5 million, or 1.1%, from 2021 to 2022. Our gross margin percentage for the year ended December 31, 2022 increased to 57.9% versus 56.9% in the same period in 2021, due to relatively stronger full-priced selling throughout the year, product and customer mix shifts, and some impact from price increases.

Operating Expenses

(in thousands)	2022	2021
Operating expenses	$45,109	$44,699
Non-routine items related to restatement	(246)	(1,252)
Adjusted operating expenses	$44,863	$43,447

Operating expenses % of sales	56.2%	54.1%
Adjusted operating expenses % of sales	55.8%	52.6%

Operating expenses increased by $0.4 million in 2022 as compared to the prior year.  This was in part as a result of the write off of $0.4 million of costs associated with the unsuccessful attempt to build a new web platform.  That vendor, DynamicWeb, has been unable to deliver a working product, and while we seek to recover these costs, that recovery is uncertain.  In addition, increases in operating expenses in the areas of wages, primarily of hourly employees in retail stores, and corporate marketing and merchandising, equity compensation associated with executive bonus, our store manager conference and other expenses were offset by decreases in cash bonus and credit card fees related to lower sales, contract labor and rent.  Adjusted operating expenses, which exclude the non-routine items related to the restatement and CFO turnover, increased $1.4 million for the reasons noted above.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting fees associated with the restatement.

Other (Income) Expense

Other (income) expense consists primarily of interest expense, interest income and foreign currency (gain) loss.  For the year ended December 31, 2022, we recognized other income of $0.1 million.  During the year ended December 31, 2021, we recognized other expense of $0.1 million.

Provision for Income Taxes

Our effective tax rate was 12.9% and 38.3% for the years ended December 31, 2022 and 2021, respectively.   Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances, and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balance as of December 31, 2022 totaled $8.0 million.

On January 3, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A.  Under the Credit Agreement, the bank will provide the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged as collateral certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  As of the date of this filing, no funds had been borrowed under this facility.

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

Share Repurchase Program

On August 9, 2020, the Board of Directors approved a program to repurchase up to $5.0 million of the Company’s common stock on the open market between August 9, 2020 and July 31, 2022. This program expired in July 2022. As of December 31, 2021, the full $5.0 million of our common stock remained available for repurchase under this program.  On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock on the open market between that date and August 31, 2024.  As of December 31, 2022, $5.0 million remained available for repurchase under this new program.

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

The direct share repurchases described above were separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the open-market plan described in the first paragraph of this subsection.  In July 2022, the Company repurchased 600 shares of stock under the open market plan.

Cash Flows

(amounts in thousands)	2022	2021
Net cash from operating activities	$1,154	$3,716
Net cash used in investing activities	(625)	(1,001)
Net cash used in financing activities	(2,171)	(2,777)
Effect of exchange rate changes on cash and cash equivalents	(538)	(112)
Net decrease in cash and cash equivalents	$(2,180)	$(174)

For 2022, we generated $1.1 million of cash from operations driven by net income of $1.2 million, the add-back of non-cash expenses of $5.5 million, including depreciation, amortization, and stock-based compensation, a $0.9 million decrease in income taxes, net due to collecting $1.4 million of refunds from NOL carryback claims that partially offset current year installment payments and recording the current year income tax provision, and a decrease in accounts receivable of $0.2 million among other changes, offset by the increase of inventory of $0.3 million (including currency effects), a decrease in accounts payable and accrued expenses of $3.3 million and a decrease in operating lease liabilities of $3.4 million.  We invested $0.6 million in capital expenditures for the purchase of store fixtures and systems implementations.  We used cash in financing activities to repurchase 360,100 shares of Tandy common stock in  purchases totaling $1.8 million at an average price of $5.00 per share, and to repay the loan from Spain in the amount of $0.4 million. The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $2.2 million.

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

We believe that cash flow from operations and our existing cash reserves will be adequate to fund our operations through 2023, taking into account the current effects of the inflationary pressure on our business and cash flow and our current business performance.  In addition, we anticipate that this cash flow and our current cash reserves will enable us to meet our contractual obligations and commercial commitments throughout 2023.  There can be no assurance, however, that the current global economic conditions would not result in further restrictions on our business operations in a manner that would more materially impact our cash flow.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2022 or 2021, and we do not currently have any such arrangements.

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

Inventory.  Inventory is stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value, and FIFO layers are maintained at the location level.  Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process is valued on a FIFO basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

We regularly review all inventory items to determine if there are (i) damaged goods (e.g., for leather, excessive scars or damage from ultra-violet (“UV”) light), (ii) items that need to be removed from our product line (e.g., slow-moving items, inability of a supplier to provide items of acceptable quality or quantity, and to maintain freshness in the product line) and (iii) pricing actions that need to be taken to adequately value our inventory at the lower of FIFO cost or net realizable value.

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

We recognize rent expense related to our operating leases on a straight-line basis over the lease term. Rent expense is recorded in operating expenses. The net adjustment between rent expense and the actual cash paid during the fiscal year has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

None of our lease agreements contain material residual value guarantees or material restrictive covenants.  As of December 31, 2022, we have no sublease agreements and no lease agreements in which we are named as a lessor.  We do not have any contingent rental payment agreements.  On September 8, 2022, we entered into a concession agreement for our store on the Fort Bragg military base in which the concession payment is based on a sliding scale percentage of sales.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Tandy Leather Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

The Company’s accounting policy for the recognition of inventory and cost of sales is described in Note
2 to the consolidated financial statements. The Company has recorded an inventory balance of approximately $38.2 million and cost of sales of approximately $33.8 million as of and for the year ended December 31, 2022. Additionally, Note 3 to the consolidated financial statements provides further detail of the components of the year-end inventory balance.

The Company’s merchandise inventories are stated at the lower of cost or net realizable value using a first-in first-out costing principle. Finished goods inventory costs include the cost of merchandise purchases, the costs to bring the merchandise to the Company’s distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to the Company’s stores. Manufacturing inventory, raw materials and work-in-process are also valued on a first-in, first-out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead. The determination of amounts that are required to be capitalized to inventory resulting from manufacturing labor and overhead costs, warehouse and handling expenditures and transportation costs (together “overhead costs”) are subjective and are generally based on an allocation ratio calculated by the Company using the previous year’s actual overhead costs and the value of inventory handled during that year, subject to adjustment for current economic or market conditions. Additionally, to determine if the value of their inventory should be written down, the Company considers many factors, including condition of the product (excessive scars, discoloring or damage from UV light), current and anticipated demand that may cause the product to become slow moving and age of the merchandise to ensure that the product line is considered fresh. If a write-down is warranted, the carrying value of the merchandise is reduced from its original cost to the lower of its cost or net realizable value.

Management estimates the value of inventory by estimating the capitalizable overhead costs and adjusts the inventory to lower of cost or net realizable value. Our audit procedures to evaluate these items involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.

How the Critical Audit Matter Was Addressed in the Audit

 Our audit procedures related to the valuation of inventories included the following, among others:
•	We obtained an understanding of the controls over the valuation of inventory.
•	We tested the inventory costs incurred by the Company by reviewing supplier invoices and ensuring that appropriate application of the first-in first-out principle was followed.
•	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in calculating the capitalizable overhead costs allocation ratio.
•	We evaluated the appropriateness of the capitalized overhead costs by analyzing them against actual overhead costs incurred during the year.
•	We tested the mathematical accuracy of the Company’s inventory obsolescence reserve calculation.
•	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in developing its estimate of the inventory obsolescence reserve.
•	We performed analytical procedures on the current year reserve by comparing it to the prior year reserve and obtaining corroborating evidence to support any assumptions.
•	We tested on a sample basis, sales subsequent to year-end of the written-down items to ensure that the net realizable value was not lower than the previously written down value.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditor since 2003.

Oklahoma City, Oklahoma
March 31, 2023

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,975	$10,155
Accounts receivable-trade, net of allowance for doubtful accounts of $56 and $24 at December 31, 2022 and 2021, respectively	370	614
Inventory	38,227	38,084
Income tax receivable	302	972
Prepaid expenses	272	483
Other current assets	106	141
Total current assets	47,252	50,449

Property and equipment, at cost	28,124	27,750
Less accumulated depreciation	(16,962)	(15,989)
Property and equipment, net	11,162	11,761

Operating lease assets	9,742	10,438
Financing lease assets	31	37
Other intangibles, net of accumulated amortization of $549 and $548 at December 31, 2022 and 2021, respectively	5	6
Other assets	387	394
TOTAL ASSETS	$68,579	$73,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,082	$4,786
Accrued expenses and other liabilities	2,681	4,302
Income taxes payable	211	-
Current portion of operating lease liabilities	2,881	3,025
Current portion of finance lease liabilities	15	15
Current maturities of long-term debt	-	79
Total current liabilities	8,870	12,207

Uncertain tax positions	450	415
Other non-current liabilities	326	417
Operating lease liabilities, non-current	7,469	8,194
Finance lease liabilities, non-current	1	15
Long-term debt, net of current maturities	-	336

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,717,525 and 9,971,711 shares issued at December 31, 2022 and 2021, respectively; 8,293,149 and 8,547,335 shares outstanding at December 31, 2022 and 2021, respectively	23	24
Paid-in capital	3,222	3,959
Retained earnings	59,891	58,664
Treasury stock at cost (1,424,376 shares at December 31, 2022 and 2021)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,900)	(1,373)
Total stockholders’ equity	51,463	51,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,579	$73,085

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021

Net sales	$80,335	$82,661
Cost of sales	33,838	35,662
Gross profit	46,497	46,999

Operating expenses	45,109	44,699

Income from operations	1,388	2,300

Other (income) expense:
Interest (income) expense	(9)	16
Other, net	(11)	91
Total other (income) expense	(20)	107

Income before income taxes	1,408	2,193

Income tax provision	181	839

Net income	$1,227	$1,354

Foreign currency translation adjustments, net of tax	(527)	(81)

Comprehensive income	$700	$1,273

Net income per common share:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16

Weighted average number of shares outstanding:
Basic	8,363,390	8,709,866
Diluted	8,394,567	8,720,469

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,227	$1,354
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,201	1,105
Operating lease asset amortization	3,230	3,202
Loss (gain) on disposal of assets	9	(8)
Stock-based compensation	1,060	797
Deferred income taxes	(10)	83
Exchange loss	-	23
Changes in operating assets and liabilities:
Accounts receivable-trade	244	(325)
Inventory	(328)	(2,777)
Prepaid expenses	210	83
Other current assets	34	(8)
Accounts payable-trade	(1,739)	1,143
Accrued expenses and other liabilities	(1,527)	743
Income taxes, net	905	1,775
Other assets	-	(52)
Operating lease liabilities	(3,362)	(3,422)
Total adjustments	(73)	2,362
Net cash from operating activities	1,154	3,716

Cash flows from investing activities:
Purchase of property and equipment	(635)	(1,001)
Proceeds from sales of assets	10	-
Net cash used in investing activities	(625)	(1,001)

Cash flows from financing activities:
Payments on long-term debt	(359)	-
Payments of capital lease obligations	(14)	(14)
Repurchase of common stock	(1,798)	(2,738)
Purchase of vested stock for employee payroll tax	-	(25)
Net cash used in financing activities	(2,171)	(2,777)

Effect of exchange rate changes on cash and cash equivalents	(538)	(112)

Net decrease in cash and cash equivalents	(2,180)	(174)

Cash and cash equivalents, beginning of period	10,155	10,329
Cash and cash equivalents, end of period	$7,975	$10,155

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows - continued
(amounts in thousands)

	For the Years Ended December 31,
	2022	2021
Supplemental disclosures of cash flow information:
Interest paid during the period	$15	$16
Income tax paid (refunded) during the period, net	$(430)	$(994)

Supplemental disclosures of non-cash activity:
Operating lease assets obtained in exchange for lease liabilities, net	$3,884	$1,853

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	9,150,806	$25	$5,924	$(9,773)	$57,310	$(1,292)	$52,194
Stock-based compensation expense	-	-	797	-	-	-	797
Issuance of restricted stock	114,075	-	-	-	-	-	-
Purchase of vested stock for employee payroll tax	(4,856)	-	(25)	-	-	-	(25)
Repurchase of common stock	(712,690)	(1)	(2,737)	-	-	-	(2,738)
Net income	-	-	-	-	1,354	-	1,354
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(81)	(81)
Balance, December 31, 2021	8,547,335	$24	$3,959	$(9,773)	$58,664	$(1,373)	$51,501
Stock-based compensation expense	-	-	1,060	-	-	-	1,060
Issuance of restricted stock	140,277	-	-	-	-	-	-
Purchase of vested stock for employee payroll tax	(34,362)	-	-	-	-	-	-
Repurchase of common stock	(360,100)	(1)	(1,797)	-	-	-	(1,798)
Net income	-	-	-	-	1,227	-	1,227
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(527)	(527)
Balance, December 31, 2022	8,293,150	$23	$3,222	$(9,773)	$59,891	$(1,900)	$51,463

The accompanying notes are an integral part of these Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

1.  DESCRIPTION OF BUSINESS

Tandy Leather Factory, Inc. (“TLF,” “we,” “our,” “us,” the “Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries) is one of the world’s largest specialty retailers of leather and leathercraft-related items. Founded in 1919 in Fort Worth, Texas, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere.  Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

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

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division.  We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

The Company currently operates a total of 103 retail stores. There are 92 stores in the United States (“U.S.”), ten stores in Canada and one store in Spain.

The Company’s common shares currently trade on the Nasdaq Capital Market under the symbol “TLF.”

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

Correction of an error in previously issued financial statements

The consolidated financial statements include an out of period adjustment that is the result of unreconciled inventory receipts for in-transit inventory, which were identified in the fourth quarter of 2022.  To correct misstatements in the first three quarters of fiscal year 2022, we reduced inventory and accounts payable balances by approximately $0.9 million, and adjusted changes to inventory and accounts payable in the operating activities section of the consolidated statements of cash flows by the same amount. There is no impact of this adjustment to the consolidated statements of operations and comprehensive income or retained earnings.

Cash and cash equivalents

The Company considers investments with a maturity when purchased of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents.

Accounts Receivable and Expected Credit Losses

Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  Our accounts receivable balance as of December 31, 2022, December 31, 2021 and January 1, 2021 was $0.4 million, $0.6 million, and $0.4 million, respectively.

We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2022, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at December 31, 2022, December 31, 2021, and January 1, 2021 each totaled less than $0.1 million.

Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments are recorded in stockholders’ equity, net of tax.  For the years ended December 31, 2022 and 2021, we recorded foreign currency translation loss adjustments of less than $0.5 million and $0.1 million, respectively.

Gains and losses resulting from foreign currency transactions are recorded in other, net within the statements of operations and comprehensive income (loss). We did not recognize a foreign currency transaction gain or (loss) in the years ended December 31, 2022 and 2021.

Revenue recognition

Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met and revenue is recognized when a sales transaction occurs with a customer.  When merchandise is shipped to a customer, our performance obligation is met and revenue is recognized when control passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales is based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns. As of December 31, 2022, we had received approximately $0.2 million in credit card payments that had not shipped as of the end of the year.

The sales return allowance included in accrued expense and other liabilities was  $0.1 million, $0.2 million, and $0.1 million as of December 31, 2022 and 2021 and January 1, 2021 respectively. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of December 31, 2022 and 2021 and January 1, 2021.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. We include our gift card liability in accrued expenses and other liabilities.  On January 1, 2022, the opening balance of the gift card liability was $0.4 million.  During 2022, we issued $0.5 million of gift cards, and $0.6 million of gift cards were redeemed and recognized as revenue.  At December 31, 2022, our gift card liability balance was $0.3 million. On January 1, 2021, the opening balance of the gift card liability was $0.2 million; we issued $0.4 million of gift cards, and $0.2 million of gift cards were redeemed and recognized as revenue.  At December 31, 2021, the ending balance of the gift card liability was $0.4 million

Disaggregated revenue

In the following table, revenue for the years ended December 31, 2022 and 2021 is disaggregated by geographic areas as follows:

(in thousands)	2022	2021
United States	$71,665	$73,546
Canada	7,393	7,470
Other	1,277	1,645
Net sales	$80,335	$82,661

Geographic sales information is based on the location of where the order was fulfilled.

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

Inventory

Inventory is stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value, and the FIFO layers are maintained at the location level.  Finished goods held for sale include the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Manufacturing inventory including raw materials and work-in-process is valued on a first-in, first-out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.

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

We recognize rent expense related to our operating leases on a straight-line basis over the lease term.  Rent expense is recorded in operating expenses.  The net adjustment between rent expense and the actual cash paid during the fiscal year has been recorded as accrued expense and other liabilities in the accompanying consolidated balance sheets.

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

None of our lease agreements contain material residual value guarantees or material restrictive covenants.  We do not have any contingent rental payment agreements. On September 8, 2022, we entered into a short-term concession agreement for our store on the Fort Bragg military base, in which the concession payment is based on a sliding scale percentage of sales. We have no sublease agreements and no lease agreements in which we are named as a lessor.  Refer to Note 4, Leases for further discussion of the Company’s leases.

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

For the years ended December 31, 2022 and 2021, no impairment expense was recognized.

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

(in thousands, except share data)	2022 (1)	2021 (1)

Numerator:
Net income (loss)	$1,227	$1,354

Denominator:
Basic weighted-average common shares ouststanding	8,363,390	8,709,866
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	8,735	10,603
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	22,442	-
Diluted weighted-average common shares outstanding	8,394,567	8,720,469

(1) For the years ended December 31, 2022 and 2021, there were 90,748 and 168,735, respectively, shares excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive.

For additional disclosures regarding restricted stock awards and employee stock options, see Note 10, Stockholders’ Equity – Equity Compensation Plans.

Other intangible assets

Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization. The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets was less than $0.01 million in each of 2022 and 2021 and was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

Our principal financial instruments held consist of accounts receivable, accounts payable, and the long-term debt reported in 2021. As of December 31, 2022 and 2021, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values. There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2022 and 2021.

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

Shipping and handling costs

Costs to ship products from our stores to our customers are included in operating expenses on the Consolidated Statements of Operations and Comprehensive Income. Total costs were $3.5 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively.

Advertising

Advertising costs include the cost of print, digital, direct mail, community events, trade shows, and our e-commerce platform.  Advertising costs are expensed as incurred.  Total advertising expense was $1.2 million and $1.0 million in 2022 and 2021, respectively.

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting guidance that was applicable for the year ended December 31, 2022.

3.  BALANCE SHEET COMPONENTS

Inventory

(in thousands)	December 31, 2022	December 31, 2021
On hand:
Finished goods held for sale	$35,234	$34,928
Raw materials and work in process	925	828
Inventory in transit	2,068	2,328
TOTAL	$38,227	$38,084

Property and Equipment

(in thousands)	December 31, 2022	December 31, 2021
Building	$9,266	$9,257
Land	1,451	1,451
Leasehold improvements	1,870	1,833
Equipment and machinery	7,931	7,704
Furniture and fixtures	7,471	7,350
Vehicles	135	155
	28,124	27,750
Less: accumulated depreciation	(16,962)	(15,989)
TOTAL	$11,162	$11,761

Our property and equipment, net, was located in the following countries:

(in thousands)	December 31, 2022	December 31, 2021
United States	$10,989	$11,508
Canada	173	252
Spain	-	1
	$11,162	$11,761

Depreciation expense was $1.2 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

Short-term Liabilities

Accrued Expenses and Other Liabilities	December 31, 2022	December 31, 2021
(in thousands)
Accrued employee related costs	1,432	2,508
Unearned gift card revenue	256	351
Estimated returns	72	242
Sales and payroll taxes payable	693	987
Accrued vendor payables	228	214
TOTAL	$2,681	$4,302

4.  LEASES

The Company leases certain real estate and warehouse equipment under long-term lease agreements.

The Company performs interim reviews of its operating and finance lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable. The Company recognized no impairment expense related to its operating lease assets during the year ended December 31, 2022 or December 31, 2021.

Additional information regarding the Company’s operating and finance leases is as follows (in thousands, except for lease term and discount rate information):

Leases	Balance Sheet Classification	December 31, 2022	December 31, 2021
(in thousands)
Assets:
Operating	Operating lease assets	$9,742	$10,438
Finance	Financing lease assets	31	37
Total assets		$9,773	$10,475

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$2,881	$3,025
Finance	Current portion of finance lease liabilities	15	15
Non-current
Operating	Operating lease liabilities, non-current	7,469	8,194
Finance	Finance lease liabilities, non-current	1	15
Total lease liabilities		$10,366	$11,249

Lease Cost	Income Statement Classification	December 31, 2022	December 31, 2021
(in thousands)
Operating lease cost	Operating expenses	$3,737	$3,664
Operating lease cost	Impairment expense	-	-
Short-term lease cost	Operating expenses	38	45
Variable lease cost (1)	Operating expenses	797	946
Finance: (2)
Amortization of lease assets	Operating expenses	7	7
Interest on lease liabilities	Interest expense	1	2
Total lease cost		$4,580	$4,664

(1) Variable lease cost includes payment for certain real estate taxes, insurance, common area maintenance, and other charges related to lease agreements, which are not included in the measurement of the operating lease liabilities.
(2) Finance lease costs were less than $1,000 during the 2020 year.

	December 31, 2022
Maturity of Lease Liabilities	Operating Leases	Finance Leases
(in thousands)
2022	$3,482	$16
2023	2,821	-
2024	1,930	-
2025	1,499	-
2026	1,080	-
Thereafter	1,357	-
Total lease payments	$12,169	$16
Less: Interest	(1,819)	-
Present value of lease liabilities	$10,350	$16

Other Information	December 31, 2022	December 31, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,871	$3,876
Operating cash flows used in finance leases	1	2
Financing cash flows used in finance leases	14	14

Operating lease assets obtained in exchange for lease obligations
Operating leases, initial recognition	3,122	1,653
Operating leases, modifications and remeasurements	762	200

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	4.8	5.3
Finance leases	0.9	1.9
Weighted-average discount rate:
Operating leases	5.0%	4.5%
Finance leases	6.0%	6.5%

5.  NOTES PAYABLE AND LONG-TERM DEBT

During the second quarter of 2020, the Company borrowed $0.4 million from Banco Santander S.A. under the Institute of Official Credit Guarantee for Small and Medium-sized Enterprises in order to facilitate the continuation of employment and to attenuate the economic effects of the coronavirus (“COVID-19”) virus. This loan was provided for by the Spanish government as part of a COVID-19 relief program and on June 6, 2022, the Company repaid this loan in full.

	December 31,
(in thousands)	2022	2021

Institute of Official Credit (“ICO”) Guarantee for Small and Medium-sized Enterprises with Banco Santander S.A. (Spain) as described more fully above - interest due monthly at 1.50%; matures June 4, 2025	$-	$336
	$-	$336
Less current maturities	-	79
TOTAL	$-	$415

6.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2022 and 2021, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.  For the years ended December 31, 2022 and 2021, we recorded employer match expense of $0.3 million and $0.3 million, respectively.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution.  The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2022 or 2021.

We offer no postretirement or postemployment benefits to our employees.

7.  INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
Income Tax Provision	2022	2021
Current provision:
Federal	$16	$640
State	41	98
Foreign	96	-
Related to UTP	28	19
	181	757

Deferred provision:
Federal	-	-
State	-	-
Foreign	-	82
	-	82

Total tax provision	$181	$839

Earnings occurring outside the U.S. are deemed to be indefinitely reinvested outside of the U.S. to support the Company’s foreign operations.  As a result, if the Company accumulates earnings overseas, they will be used for investment in the Company’s businesses outside the U.S.  The Company will use cash generated from U.S. operations and short- and long-term borrowings to meet the Company’s U.S. cash needs.  The determination of unrecognized deferred tax liabilities for temporary differences in investments in foreign subsidiaries is not practicable.

The Company has received $1.4 million in tax refund in 2022 as a result of the CARES Act NOL carryback provision and estimates that we will receive an additional $0.2 million in the future.  We have $3.7 million of state tax net operating loss (“NOL”) carryovers which will begin to expire in 2025.  We also have a full valuation allowance on $0.5 million of foreign tax NOL carryovers that do not expire and therefore no deferred tax assets.

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

Income (loss) before income taxes was earned in the following tax jurisdictions:

(in thousands)	Year Ended December 31,
Income (Loss) Before Income Taxes	2022	2021
United States	$733	$2,552
Spain	(83)	(135)
Canada	758	(229)
Australia	-	(1)
United Kingdom	-	6
TOTAL	$1,408	$2,193

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

Deferred income tax assets:	2022	2021
(in thousands)
Inventory	$471	$464
Stock-based compensation	93	59
Accounts receivable	14	4
Sales returns	47	125
Foreign currency translation gain/loss in OCI	689	342
Goodwill and other intangible assets amortization	-	-
Net operating loss	261	646
Accrued expenses	63	359
Leases	152	195
Other	-	2
Total deferred income tax assets	1,790	2,196
Less: valuation allowance	(1,151)	(1,489)
Total deferred income tax assets, net of valuation allowance	$639	$707

Property and equipment depreciation	$639	$707
Total deferred income tax liabilities	639	707

Net deferred tax asset (liability)	$-	$-

We are required to reduce deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We determined a $0.3 million decrease to the valuation allowance for deferred income tax assets was necessary as of December 31, 2022, as compared to 2021. Our evaluation considered, among other things, the nature, frequency, and severity of losses, forecasts of future profitability and the duration of statutory carryforward periods.

Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, foreign income/loss positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.  Below is a reconciliation of our effective tax rate from the statutory rate:

	Year Ended December 31,
	2022	2021
Statutory rate – Federal U.S. income tax	21.0%	21.0%
State and local taxes	(0.6)%	9.0%
Permanent book/tax differences	11.3%	3.0%
Difference in tax rates in loss carryback periods	0.0%	0.0%
Change in valuation allowance	(20.3)%	6.0%
Rate differential on UTP reversals	2.0%	1.0%
Other, net	(0.5)%	(1.7)%
Effective rate	12.9%	38.3%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2017.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2016 and December 2017 tax years. We file tax returns in a limited number of foreign jurisdictions.  With few exceptions, we are no longer subject to non-U.S. income tax examinations for years before 2016.

A reconciliation of the beginning and ending amount of uncertain tax positions (“UTP”) is as follows:

	2022	2021
UTP at beginning of the year	$415	$393
Gross increase to tax positions in current period	7	3
Interest expense	28	19
UTP at end of year	$450	$415

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

Delisting of the Company’s Common Stock

After discovery of the accounting matters described in the previous paragraph and during our resulting financial restatement, the Company did not file its periodic financial reports with the Securities and Exchange Commission. As a result, Nasdaq suspended trading of the Company’s stock in August 2020 and formally de-listed the stock from the Nasdaq markets in February 2021. After being de-listed from Nasdaq, the Company’s stock traded in the Over The Counter Markets until September l, 2022, when Nasdaq again approved it for listing. The Company’s stock currently trades on the Nasdaq Capital Market under the symbol TLF.

9.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers, from hobbyist crafters to small and large businesses across a wide variety of industries.  No single customer accounted for more than 0.4% of our consolidated revenues in 2022 or 2021, and sales to our five largest customers represented less than 2.0% of consolidated revenues in each of those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Suppliers
We purchase merchandise and raw materials from over 130 vendors from the United States and approximately 20 foreign countries.  In general, our 10 largest vendors account for approximately 30% of our inventory purchases.
Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited. The top 2 customers of December 31, 2022 and 2021, represented 10.0% and 23.7% of net accounts receivable balance, respectively. These top two customers were also current as of these same dates. We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

We maintain a majority of our cash in bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

10.  STOCKHOLDERS’ EQUITY

Equity Compensation Plans

Restricted Stock Plan

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares of our common stock for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.   In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan through June 2023.  Awards granted under the 2013 Plan may be service-based awards or performance-based awards and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In June 2022, as part of their annual director compensation, certain of our non-employee directors were granted a total of 14,000 service-based RSUs under the 2013 Plan, which will vest ratably over the next four years provided that the participant is still on the board on the vesting date.

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

A summary of the activity for non-vested restricted stock and RSU awards is as follows:

	Shares	Weighted Average
	(in thousands)	Share Price

Balance, January 1, 2022	423	$7.03
Granted	161	5.01
Forfeited	-	-
Vested	(143)	6.56
Balance, December 31, 2022	441	$6.46

The Company’s stock-based compensation relates to restricted stock and RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $1.1 million and $0.8 million in 2022 and 2021, respectively.

As of December 31, 2022, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of December 31, 2022, there was unrecognized compensation cost related to non-vested, service-based awards of $1.1 million which will be recognized over 1.1 weighted average years in each of the following years:

Unrecognized Expense
2023	$752
2024	239
2025	89
2026	7
$1,087

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  In 2022 and 2021, we issued 140,277 and 114,075 shares, respectively net of shares withheld to pay participants’ income taxes, resulting from the vesting of restricted stock and RSUs. We do not use cash to settle equity instruments issued under stock-based compensation awards.

Share Repurchase Program

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022.  This program expired in July 2022. As of December 31, 2021, the full $5.0 million of our common stock remained available for repurchase under this program. On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of December 31, 2022, $5.0 million remained available for repurchase under this new program.

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

The direct share repurchase transactions were separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the plans described above.  In July 2022, the Company repurchased 600 shares of stock under the open market plan.

11.  SUBSEQUENT EVENT

On January 3, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A.  Under the Credit Agreement, the bank will provide the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged as collateral certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  As of the date of this filing, no funds had been borrowed under this facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As part of the filing of this Form 10-K for the period ended December 31, 2022, our management, with the participation of our Chief Executive Officer (“CEO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our CEO, is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Management’s establishing and maintaining adequate internal control over financial reporting is based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A system of internal control over financial reporting should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

Remediation Efforts to Address Material Weaknesses

Our management, including our CEO, continues to work with expert accounting consultants and our Audit Committee to design and implement both a short-term and a long-term remediation plan to correct the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.  The following activities highlight our commitment to remediating our identified material weaknesses:

Since 2020, and through the filing date of this Form 10-K, we have taken the following measures, among others:

•	Replaced critical roles within our accounting team with full-time employees with expertise in GAAP accounting, SEC reporting and disclosure, internal audit and internal controls;

•
Replaced our legacy accounting systems with an integrated enterprise resource planning (“ERP”) solution which includes general ledger, warehouse management and factory production modules designed to calculate inventory on a FIFO basis;

•	Implemented a new point-of-sale system for most of our stores that is fully integrated with our new ERP system. All 12 of the remaining stores will be converted in 2023;

•
Implemented new accounting processes and procedures aligned with our new ERP system that incorporate best practices to minimize errors and putting into action control activities that will prevent misstatements and that address appropriate segregation of duties;

•	Updated process narrative documentation in the following areas: (i) fixed assets and lease accounting, (ii) information technology (IT) governance, and (iii) HR and payroll;

•
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

•	Established a greater sense of accountability by requiring sub-certifications below the CEO level for certain key accounting, finance and operations personnel.

Our continuing plan and additional steps for remediation include:

•	Ongoing recruitment and hiring of permanent, qualified public-company accounting personnel;

•	Converting remaining stores onto our new point-of-sale system;

•
Continuing to implement new accounting procedures and activities aligned with our new ERP system that improve upon the reliability of financial reporting and the preparation of financial statements in accordance with GAAP;

•
Continuing to improve the accounting close process, including periodic review and update of our accounting close checklists for completeness of duties, accuracy of owners and deadlines to maintain accountability, timely review of account reconciliations and calculations involving judgement, and timely reporting of financial results;

•
Continuing to refine and improve narrative documentation in particular in the following areas: (i) financial reporting, (ii) inventory, (iii) purchasing and accounts payable, (iv) revenue, (v) general accounting, treasury, and financial planning & analysis, (vi) tax,

•
Periodically reviewing our risk controls matrix and process narrative documentation to ensure changes such as personnel, information sources, processes, systems, and frequency in performing the control are properly reflected in a timely manner;

•	Reporting the progress and results of our remediation plan to the Audit Committee on a recurring basis, including the identification, status, and resolution of internal control deficiencies; and

•
Creating a comprehensive approach to regularly evaluate the operating effectiveness of our disclosure controls and procedures and our internal control over financial reporting using the COSO Framework as a guide.

Control Environment

Our management, including our CEO, our Audit Committee and our Board of Directors have taken certain steps to set the proper tone-at-the-top in support of the Company’s values and climate to develop and maintain an effective internal control environment.  These actions include:

•
Recurring meetings with leadership, finance and accounting and other key functional areas to train staff on processes for oversight and emphasize each individual’s accountability for internal control compliance, and to create a pattern of regular discussion of such controls.

•
Regular periodic communications from the CEO and other key senior leaders on the Company’s mission, core values, Code of Business Conduct and Ethics, whistleblower policies, and each employee’s individual responsibility for internal control compliance.

•
Reorganization of the finance and accounting team to address segregation of duties issues, oversight, and review of work, and recruiting and hiring qualified, competent employees with relevant experience for the roles.

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

Control Activities

We continue to redesign and implement our internal control activities.  Specifically, we have conducted detailed working sessions to document our current and prior finance and accounting policies, procedures, and step-by-step activities.  These sessions have identified specific areas that require improvement and redesign of processes, structure, authorities and controls, and those actions include:

•	Completing the implementation of our new point-of-sale system, which is fully integrated with our ERP system.

•	Continuing to implement functionality in our ERP system to improve on our internal controls over financial reporting, such as implementing the ERP’s bank reconciliation module.

•	Continuing to implement newly-designed processes, structures, delegation of authority and controls, in accordance with the COSO Framework, including:

o
Quarterly updates for our Controller regarding upcoming accounting pronouncement and proposed changes to GAAP accounting standards, tax regulations, and other requirements that may impact the Company’s financial reporting;

o	Timely reviews each quarter of the most significant accounting estimates and judgments;

o	Validation of results through detailed variance analyses and reconciliation of account balances performed on a timely basis;

o	Monthly business review of actual financial performance compared to forecasts with participation from leadership across the organization; and

o
Establishing a disclosure committee comprised of key management throughout the different areas of the organization to evaluate the appropriateness of disclosures in the Company’s periodic filings on Forms 10-K and 10-Q and to support the CEO with the certification process.

Information Processing and Communication

The implementation of our new ERP system eliminated the need for the topside adjustment calculations that had to be performed because our legacy systems were not integrated and many of our accounting processes were manual.  This new ERP system allows us to automate certain accounting processes, reducing the risk of management override, and eliminating the need for topside adjustments outside of the system.  In addition, management is developing detailed policies, procedures and internal controls related to our financial reporting and working to develop regular reporting from our new systems that can validate the quality of our data and provide accurate information to support internal and external reporting and audit requirements.

Monitoring Activities

In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, our management expects to continue to implement additional measures to address control deficiencies and further refine and improve the remediation efforts described above.  Specifically, we are developing a checklist of activities based on the criteria established in the COSO Framework against which we will assess the design of entity-level and activity-level controls, and the operational effectiveness of such controls.  Deficiencies identified in this process will be addressed by management, including our CEO.  This assessment, any deficiencies and any remedial actions will be shared and discussed with our Audit Committee and our independent auditors on a quarterly basis.

Cybersecurity

We utilize information technology for internal and external communications with vendors, customers, and banks as well as systems technology for reporting and managing our operations.  Loss, disruption, or compromise of these systems could significantly impact operations and results.  Other than temporary disruption to operations that may be caused by a cybersecurity breach, we believe cash transactions to be the primary risk for potential loss.  We work with our financial institutions to take steps to minimize the risk by requiring multiple levels of authorization, encryption, and other controls. The Company utilizes third party intrusion prevention and detection systems and performs periodic penetration testing to monitor its cybersecurity environment.  However, the Company has not performed a formalized risk assessment to address cybersecurity risks or documented internal controls that assist in alleviating such risks.

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation, and we implemented our new point-of-sale system, which is fully integrated with our ERP system, in most of our U.S. stores with the remaining stores to be converted in early 2023. Although we had not fully remediated all material weaknesses in our internal control over financial reporting as of December 31, 2022, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.	EXECUTIVE COMPENSATION*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Form 10-K:

1.  Financial Statements

The following Consolidated Financial Statements are included in Item 8, Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 410)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021

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

*3.4	Certificate of Amendment of Certificate of Incorporation of Tandy Leather Factory, Inc. dated March 1, 2023.

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

*10.8	Credit Agreement dated October 26, 2022 between the Company and JP Morgan Chase Bank, N.A.

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

Dated: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jefferson Gramm	Chairman of the Board	March 31, 2023
Jefferson Gramm

/s/ Janet Carr	Chief Executive Officer, Director	March 31, 2023
Janet Carr	(principal executive officer)

/s/ William M. Warren	Director	March 31, 2023
William M. Warren

/s/ James Pappas	Director	March 31, 2023
James Pappas

/s/ Vicki Cantrell	Director	March 31, 2023
Vicki Cantrell

/s/ Sejal Patel	Director	March 31, 2023
Sejal Patel

/s/ Elaine D. Crowley	Director	March 31, 2023
Elaine D. Crowley