Form 10-Q
period 2023-03-31
TANDY LEATHER FACTORY INC
filed 2023-05-15
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of May 15, 2023, the registrant had [8,300,627] shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

ii

Cautionary Statement Regarding Forward-Looking Statements and Information

The following discussion, as well as other portions of this Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLF”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  Unless the context otherwise indicates, references in this Form 10-Q to “TLF,” “we,” “our,” “us,” “the Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,646	$7,975
Accounts receivable-trade, net of allowance for doubtful accounts of $48 and $56 at March 31, 2023 and December 31, 2022, respectively	474	370
Inventory	35,873	38,227
Income tax receivable	302	302
Prepaid expenses	403	272
Other current assets	114	106
Total current assets	45,812	47,252

Property and equipment, at cost	28,149	28,124
Less accumulated depreciation	(17,214)	(16,962)
Property and equipment, net	10,935	11,162

Operating lease assets	10,981	9,742
Financing lease assets	31	31
Other intangibles, net of accumulated amortization of $549 at March 31, 2023 and December 31, 2022	5	5
Other assets	422	387
TOTAL ASSETS	$68,186	$68,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,030	$3,082
Accrued expenses and other liabilities	1,987	2,681
Income taxes payable	486	211
Current portion of operating lease liabilities	3,232	2,881
Current portion of finance lease liabilities	15	15
Total current liabilities	6,750	8,870

Uncertain tax positions	450	450
Other non-current liabilities	326	326
Operating lease liabilities, non-current	8,343	7,469
Finance lease liabilities, non-current	1	1

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,734,984 and 9,717,525 shares issued at March 31, 2023 and December 31, 2022, respectively; 8,310,667 and 8,293,149 shares outstanding at March 31, 2023 and December 31, 2022, respectively	23	23
Paid-in capital	3,450	3,222
Retained earnings	60,555	59,891
Treasury stock at cost (1,424,376 shares at March 31, 2023 and December 31, 2022)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,939)	(1,900)
Total stockholders’ equity	52,316	51,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,186	$68,579

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net sales	$20,360	$20,500
Cost of sales	8,541	8,569
Gross profit	11,819	11,931

Operating expenses	10,838	11,102

Income from operations	981	829

Other (income) expense:
Interest expense	-	2
Other, net	39	(15)
Total other income	39	(13)

Income before income taxes	942	842

Income tax provision	278	197

Net income	$664	$645

Foreign currency translation adjustments, net of tax	(39)	65

Comprehensive income	$625	$710

Net income per common share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Weighted average number of shares outstanding:
Basic	8,303,117	8,574,888
Diluted	8,356,166	8,580,182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$664	$645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285	301
Operating lease asset amortization	834	811
Loss on disposal of assets	27	-
Stock-based compensation	228	340
Deferred income taxes	-	(1)
Changes in operating assets and liabilities:
Accounts receivable-trade	(104)	(69)
Inventory	2,356	823
Prepaid expenses	(130)	6
Other current assets	(12)	1
Accounts payable-trade	(2,053)	(1,395)
Accrued expenses and other liabilities	(694)	(477)
Income taxes, net	278	94
Other assets	(31)	48
Operating lease liabilities	(851)	(850)
Total adjustments	133	(368)
Net cash provided by operating activities	797	277

Cash flows from investing activities:
Purchase of property and equipment	(87)	(164)
Net cash used in investing activities	(87)	(164)

Cash flows from financing activities:
Payment of finance lease obligations	-	(4)
Net cash used in financing activities	-	(4)

Effect of exchange rate changes on cash and cash equivalents	(39)	71

Net increase in cash and cash equivalents	671	180

Cash and cash equivalents, beginning of period	7,975	10,155
Cash and cash equivalents, end of period	$8,646	$10,335

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	8,293,149	$23	$3,222	$(9,773)	$59,891	$(1,900)	$51,463
Stock-based compensation expense	-	-	228	-	-	-	228
Vesting of restricted stock units	17,518	-	-	-	-	-	-
Net income	-	-	-	-	664	-	664
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(39)	(39)
Balance, March 31, 2023	8,310,667	$23	$3,450	$(9,773)	$60,555	$(1,939)	$52,316

Balance, December 31, 2021	8,547,335	$24	$3,959	$(9,773)	$58,664	$(1,373)	$51,501
Stock-based compensation expense	-	-	340	-	-	-	340
Vesting of restricted stock units	47,423	-	-	-	-	-	-
Net income	-	-	-	-	645	-	645
Foreign currency translation adjustments, net of tax	-	-	-	-	-	65	65
Balance, March 31, 2022	8,594,758	$24	$4,299	$(9,773)	$59,309	$(1,308)	$52,551

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Tandy Leather Factory, Inc. (“TLF,” “we,” “our,” “us,” “the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries) is one of the world’s largest specialty retailers of leather and leathercraft-related items.  Founded in 1919 in Fort Worth, Texas, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere.  Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

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

The Company currently operates a total of 102 retail stores. There are 91 stores in the United States (“U.S.”), ten stores in Canada and one store in Spain.

The Company’s common shares currently trade on the Nasdaq Capital Market under the symbol “TLF.”

We operate as a single segment and report on a consolidated basis.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2023 and December 31, 2022, our results of operations and our cash flows for the three months ended March 31, 2023 and 2022, and our statements of stockholders’ equity as of and for the three months ended March 31, 2023 and 2022. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2022.

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

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) via web sales, and (3) sales of product directly to commercial customers. We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer. When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer. Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer. Sales tax and comparable foreign tax are excluded from net sales, while shipping charged to our customers is included in net sales. Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.1 million, $0.1 million, and $0.2 million as of March 31, 2023, December 31, 2022, and January 1, 2022. The estimated value of merchandise expected to be returned included in other current assets was $0.1 million as of March 31, 2023, December 31, 2022, and January 1, 2022.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of March 31, 2023, December 31, 2022 and January1, 2022, our gift card liability, included in accrued expenses and other liabilities, was $0.2 million, $0.3 million and $0.4 million, respectively. We recognized gift card revenue of $0.2 million for the three months ended March 31, 2023 from the December 31, 2022 deferred revenue balance and $0.1 million for the three months ended March 31, 2022 from the January 1, 2022 deferred revenue balance.

For the three months ended March 31, 2023 and 2022, we recognized $0.2 million in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three months ended March 31, 2023 and 2022 is disaggregated by geographic areas as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
United States	$18,099	$18,134
Canada	1,907	1,989
Other	354	377
Net sales	$20,360	$20,500

Geographic sales information is based on the location of the customer. As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three months ended March 31, 2023, and 2022 respectively.

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

(in thousands)	March 31, 2023	December 31, 2022
On hand:
Finished goods held for sale	$33,129	$35,234
Raw materials and work in process	1,088	925
Inventory in transit	1,656	2,068
TOTAL	$35,873	$38,227

Leases. We lease certain real estate for our retail store locations and warehouse equipment for our Texas distribution center under long-term lease agreements. We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term. We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes.

For operating leases, the present value of our lease liabilities may include: (1) rental payments adjusted for inflation or market rates, and (2) lease terms with options to renew the lease or options to purchase leased equipment, when it is reasonably certain we will exercise such an option. The exercise of lease renewal or purchase option is generally at our discretion.  Payments based on a change in an index or market rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. We discount lease payments using our incremental borrowing rate based on information available as of the measurement date.

We recognize rent expense related to our operating leases assets on a straight-line basis over the lease term. Rent expense is recorded in operating expenses. The net adjustment between rent expense and the actual cash paid during the fiscal year has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The interest expense incurred is recorded in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Our principal financial instruments held consist of accounts receivable - trade, accounts payable - trade, as of March 31, 2023 and December 31, 2022,  all of which fall under Level 3 of the fair value hierarchy.  As of March 31, 2023 and December 31, 2022, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values. There were no transfers into or out of Levels 1, 2 and 3 during the three months ended March 31, 2023 and 2022.

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

Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets. The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved.  If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized. If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting. If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed. The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied.  We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs. We do not use cash to settle equity instruments issued under stock-based compensation awards. The payments of the employees’ tax liability for a portion of the vested shares are satisfied by withholding shares with a fair value equal to the tax liability.

Accounts Receivable - Trade and Expected Credit Losses. Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts. Accounts receivable are generally due within 30 days of invoicing. We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer. Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2023, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at March 31, 2023, December 31, 2022, and December 31, 2021 each totaled less than $0.1 million.

Other Intangible Assets. Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization. The weighted average amortization period is 15 years for trademarks and copyrights. Amortization expense related to other intangible assets of less than $0.01 million during the three months ended March 31, 2023 and 2022 was recorded in operating expenses. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income. Comprehensive income includes net income and certain other items that are recorded directly to stockholders’ equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments, and those adjustments are presented net of tax.

Reclassifications. Certain amounts that were identified in the fourth quarter of 2022 as an out-of-period adjustment for unreconciled inventory receipts for in-transit inventory and noted in our 2022 Form 10-K have been adjusted in our presentation of first quarter 2022 inventory and accounts payable in the operating activities section of the consolidated statement of cash flows. The impact of this reclassification was approximately $0.4 million.

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

3.  INCOME TAX

Our effective tax rate for the three months ended March 31, 2023 and 2022 was 29.5% and 23.4%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013. The 2013 Plan initially reserved up to 300,000 shares for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees. In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023. As of March 31, 2023, there were 433,151 shares available for future awards. Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.

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

A summary of the activity for non-vested restricted stock and RSU awards as of March 31, 2023 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2023	441	$6.46
Granted	-	-
Forfeited	-	-
Vested	(18)	4.85
Balance, March 31, 2023	423	$6.40

The Company’s stock-based compensation relates primarily to RSU awards. For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of March 31, 2023, there was unrecognized compensation cost related to non-vested, service-based RSU awards of $0.8 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2023	$503
2024	217
2025	81
2026	7
$808

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs. For the three months ended March 31, 2023 and 2022, we issued 17,518 and 47,423 shares, respectively, resulting from the vesting of RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares are satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share data)	2023	2022

Numerator:
Net income	$664	$645

Denominator:

Basic weighted-average common shares outstanding	8,303,117	8,574,888
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	47,050	-
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	-	5,294
Diluted weighted-average common shares outstanding	8,356,166	8,580,182

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between August 9, 2020 and July 31, 2022. This program expired in July 2022. On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of March 31, 2023, $4.9 million remained available for repurchase under this new program.

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

Currently, the Company operates a total of 102 retail stores.  There are 91 stores in the United States (“U.S.”), ten stores in Canada and one store in Spain.

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

With COVID-19 related store closing and the restatement behind us and with many of our initiatives taking hold, we are now focused on improving our financial sustainability and profitability.  In the short-term, we are managing operating expenses and gross margin to deliver free operating cash and operating income even in the face of possible continued economic headwinds.  We will also continue to selectively invest in profitable sales growth where it makes sense, but rebuilding a durable, profitable business model is the highest priority.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022.

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) via web sales, and (3) sales of product directly to commercial customers.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer.  At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer.  When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

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

None of our lease agreements contain material residual value guarantees or material restrictive covenants.  As of March 31, 2023, we have no sublease agreements and no lease agreements in which we are named as a lessor.  We do not have any contingent rental payment agreements.  On September 8, 2022, we entered into a concession agreement for our store on the Fort Bragg military base in which the concession payment is based on a sliding scale percentage of sales.

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

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table presents selected financial data:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Sales	$20,360	$20,500	$(140)	(0.7)%
Gross profit	11,819	11,931	(112)	(0.9)%
Gross margin percentage	58.1%	58.2%		(0.1)%
Operating expenses	10,838	11,102	(264)	(2.4)%
Income from operations	$981	$829	$152	18.3%

Net Sales

Consolidated net sales for the quarter ended March 31, 2023 decreased $0.1 million, or 0.7%, compared to the corresponding prior year period.  We believe the decrease in sales was due to continued weaker consumer demand resulting from ongoing uncertainty related to global political, economic and other uncontrollable factors.

Our store footprint consisted of 102 and 106 stores at March 31, 2023 and March 31, 2022, respectively.

Since January 1, 2023, we closed one store in Baldwin Park, CA in March 2023. We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit decreased by $0.1 million, or 0.9%, compared to the same period in 2022, and our gross margin percentage for the quarter ended March 31, 2023 remained relatively the same year over year at approximately 58%.

Operating expenses

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating expenses	$10,838	$11,102
Non-routine items related to restatement	-	(77)
Adjusted operating expenses	$10,838	$11,025

Operating expenses % of sales	53.2%	54.2%
Adjusted operating expenses % of sales	53.2%	53.8%

Operating expenses decreased $0.3 million or 2.4% compared to the corresponding prior year period, primarily as a result of a decrease in RSU and bonus expenses of $0.1 million, and a decrease in contract labor of $0.3 million, offset by an increase in salary expense of $0.1 million driven by higher retail wages.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the three months ended March 31, 2023 was 29.5% compared to 23.4% for the same period in 2022.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of March 31, 2023 totaled $8.6 million.

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

Share Repurchase Program and Share Repurchase

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between August 9, 2020 and July 31, 2022. This program expired in July 2022. On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of March 31, 2023, $5.0 million remained available for repurchase under this new program.

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

Cash Flows

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Net cash provided by operating activities	$797	$277
Net cash used in investing activities	(87)	(164)
Net cash used in financing activities	-	(4)
Effect of exchange rate changes on cash and cash equivalents	(39)	71
Net increase in cash and cash equivalents	$671	$180

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Net cash provided by operating activities	$795	$277
Net cash used in investing activities	(87)	(164)
Net cash used in financing activities	-	(4)
Effect of exchange rate changes on cash and cash equivalents	(38)	71
Net increase in cash and cash equivalents	$670	$180

For the three months ended March 31, 2023, cash from operations generated $0.8 million driven by a net income of $0.7 million, non-cash expense of $1.4 million, including depreciation, amortization, and stock-based compensation, a net reduction in inventory of $2.4 million that includes adjustments, offset by a reduction to working capital including a net $2.8 million decrease in accounts payable and accrued liabilities mostly due to bonus accrual and contract liabilities, and a reduction in lease liability payments of $0.9 million. We invested $0.1 million in capital expenditure primarily related to system modifications and improvements.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $0.7 million.

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

Evaluation of Disclosure Controls and Procedures

As part of the filing of this Form 10-Q for the period ended March 31, 2023, our management, with the participation of our Chief Executive Officer (“CEO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of March 31, 2023 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

Since 2020, and through the filing date of this Form 10-Q we have taken the following measures, among others:

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

•	Implemented a new point-of-sale system for most of our stores that is fully integrated with our new ERP system. The remaining two stores will be converted in 2023;

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

•
Continuing to refine and improve narrative documentation in particular in the following areas: (i) financial reporting, (ii) inventory, (iii) purchasing and accounts payable, (iv) revenue, (v) general accounting, treasury, and financial planning & analysis, and (vi) tax;

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

Item 1 A.	Risk Factors.

Our Risk Factors are discussed fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2023	—	—	—	$4,997,000
February 1 – February 28, 2023	—	—	—	$4,997,000
March 1 – March 31, 2023	—	—	—	$4,997,000
Total	—	—	—

Item 6.	Exhibits.

Exhibit Number	Description

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

*3.4	Certificate of Amendment of Certificate of Incorporation, dated March 1, 2023

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

*31.1	13a-14(a) or 15d-14(a) Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

*101.LAB	XBRL Taxonomy Extension Labels Document.

*101.PRE	XBRL Taxonomy Extension Presentation Document.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 15, 2023	By:	/s/ Janet Carr
Janet Carr
Chief Executive Officer