Form 10-Q
period 2023-06-30
TANDY LEATHER FACTORY INC
filed 2023-08-14
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of August 12, 2023, the registrant had 8,328,848 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,033	$7,975
Accounts receivable-trade, net of allowance for doubtful accounts of $34 and $56 at June 30, 2023 and December 31, 2022, respectively	421	370
Inventory	37,513	38,227
Income tax receivable	392	302
Prepaid expenses	375	272
Other current assets	68	106
Total current assets	48,802	47,252

Property and equipment, at cost	28,273	28,124
Less accumulated depreciation	(17,524)	(16,962)
Property and equipment, net	10,749	11,162

Operating lease assets	10,886	9,742
Financing lease assets	29	31
Other intangibles, net of accumulated amortization of $549 at June 30, 2023 and December 31, 2022	5	5
Other assets	456	387
TOTAL ASSETS	$70,927	$68,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,338	$3,082
Accrued expenses and other liabilities	2,659	2,681
Income taxes payable	700	211
Current portion of operating lease liabilities	3,335	2,881
Current portion of finance lease liabilities	11	15
Total current liabilities	9,043	8,870

Uncertain tax positions	450	450
Other non-current liabilities	326	326
Operating lease liabilities, non-current	8,111	7,469
Finance lease liabilities, non-current	1	1

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,756,724 and 9,717,525 shares issued at June 30, 2023 and December 31, 2022, respectively; 8,332,348 and 8,293,149 shares outstanding at June 30, 2023 and December 31, 2022, respectively	23	23
Paid-in capital	3,669	3,222
Retained earnings	61,086	59,891
Treasury stock at cost (1,424,376 shares at June 30, 2023 and December 31, 2022)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,009)	(1,900)
Total stockholders’ equity	52,996	51,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,927	$68,579

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$17,482	$18,410	$37,842	$38,910
Cost of sales	6,561	7,909	15,102	16,478
Gross profit	10,921	10,501	22,740	22,432

Operating expenses	10,131	11,238	20,969	22,339

Income (loss) from operations	790	(737)	1,771	93

Other (income) expense:
Interest expense	-	8	0	11
Other, net	(2)	22	37	6
Total other expense (income)	(2)	30	37	17

Income (loss) before income taxes	792	(767)	1,734	76

Provision (benefit) for income taxes	261	(178)	539	20

Net Income (Loss)	$531	$(589)	$1,195	$56

Foreign currency translation adjustments, net of tax	(70)	(253)	(109)	(188)

Comprehensive income (loss)	$461	$(842)	$1,086	$(132)

Net income (loss) per common share:
Basic	$0.06	$(0.07)	$0.14	$0.01
Diluted	$0.06	$(0.07)	$0.14	$0.01

Weighted average number of shares outstanding:
Basic	8,327,178	8,279,108	8,315,214	8,426,181
Diluted	8,366,904	8,279,108	8,329,969	8,432,897

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,195	$56
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	590	596
Operating lease asset amortization	1,670	1,625
Loss on disposal of assets	-	8
Stock-based compensation	447	565
Deferred income taxes	(31)	(1)
Changes in operating assets and liabilities
Accounts receivable-trade	(51)	148
Inventory	714	(1,666)
Prepaid expenses	(103)	(553)
Other current assets	33	15
Accounts payable-trade	(747)	879
Accrued expenses and other liabilities	(22)	(934)
Income taxes, net	414	(912)
Other assets	(63)	48
Operating lease liabilities	(1,717)	(1,697)
Total adjustments	1,134	(1,879)
Net cash provided by operating activities	2,329	(1,823)

Cash flows from investing activities:
Purchase of property and equipment	(174)	(454)
Net cash used in investing activities	(174)	(454)

Cash flows from financing activities:
Payments on long-term debt	-	(399)
Payment of finance lease obligations	(3)	(7)
Repurchase of common stock	-	(1,798)
Net cash used in financing activities	(3)	(2,204)

Effect of exchange rate changes on cash and cash equivalents	(94)	(86)

Net increase in cash and cash equivalents	2,058	(4,567)

Cash and cash equivalents, beginning of period	7,975	10,155
Cash and cash equivalents, end of period	$10,033	$5,588

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	8,293,149	$23	$3,222	$(9,773)	$59,891	$(1,900)	$51,463
Stock-based compensation expense	-	-	228	-	-	-	228
Vesting of restricted stock units	17,518	-	-	-	-	-	-
Net income	-	-	-	-	664	-	664
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(39)	(39)
Balance, March 31, 2023	8,310,667	$23	$3,450	$(9,773)	$60,555	$(1,939)	$52,316
Stock-based compensation expense	-	-	219	-	-	-	219
Vesting of restricted stock units	21,681	-	-	-	-	-	-
Net income	-	-	-	-	531	-	531
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(70)	(70)
Balance, June 30, 2023	8,332,348	$23	$3,669	$(9,773)	$61,086	$(2,009)	$52,996

Balance, December 31, 2021	8,547,335	$24	$3,959	$(9,773)	$58,664	$(1,373)	$51,501
Stock-based compensation expense	-	-	340	-	-	-	340
Vesting of restricted stock units	47,423	-	-	-	-	-	-
Net income	-	-	-	-	645	-	645
Foreign currency translation adjustments, net of tax	-	-	-	-	-	65	65
Balance, March 31, 2022	8,594,758	$24	$4,299	$(9,773)	$59,309	$(1,308)	$52,551
Stock-based compensation expense	-	-	225	-	-	-	225
Vesting of restricted stock units	854	-	-	-	-	-	-
Repurchase of common stock	(359,500)	(1)	(1,797)	-	-	-	(1,798)
Net income	-	-	-	-	(589)	-	(589)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(253)	(253)
Balance, June 30, 2022	8,236,112	$23	$2,727	$(9,773)	$58,720	$(1,561)	$50,136

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Tandy Leather Factory, Inc. (“TLF,” “we,” “our,” “us,” “the Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries) is one of the world’s largest specialty retailers of leather and leathercraft-related items. Founded in 1919 in Fort Worth, Texas, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere. Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

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

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division. We also assemble leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

The Company currently operates a total of 103 retail stores.  There are 92 stores in the United States (“U.S.”), ten stores in Canada and one store in Spain.

The Company’s common shares currently trade on the Nasdaq Capital Market under the symbol “TLF.”

We operate as a single segment and report on a consolidated basis.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2023 and December 31, 2022, our results of operations and our cash flows for the three and six months ended June 30, 2023 and 2022, and our statements of stockholders’ equity as of and for the three and six months ended June 30, 2023 and 2022. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2022.

Significant Accounting Policies

Cash and cash equivalents.  The Company considers investments with a maturity when purchased of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions that process in less than ninety days including our T-Bills are classified as cash and cash equivalents.

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

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) via web sales, and (3) via sales representatives. We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer. When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer. Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer. Sales tax and comparable foreign tax are excluded from net sales, while shipping charged to our customers is included in net sales. Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million, $0.1 million, and $0.2 million as of June 30, 2023, December 31, 2022, and January 1, 2022. The estimated value of merchandise expected to be returned included in other current assets was $0.1 million as of June 30, 2023, December 31, 2022, and January 1, 2022.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of June 30, 2023, December 31, 2022 and January 1, 2022, our gift card liability, included in accrued expenses and other liabilities, was $0.2 million, $0.3 million and $0.4 million, respectively. We recognized gift card revenue of $0.2 million for the six months ended June 30, 2023 from the December 31, 2022 deferred revenue balance and $0.2 million for the six months ended June 30, 2022 from the December 31, 2021 deferred revenue balance.

For the three months ended June 30, 2023 and 2022, we recognized $0.1 million in net sales associated with gift cards. For the six months ended June 30, 2022 and 2021, we recognized $0.3 and $0.4 million, respectively, in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three and six months ended June 30, 2023 and 2022 is disaggregated by geographic areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$15,566	$16,426	$33,665	$34,560
Canada	1,591	1,687	3,498	3,676
Other	325	297	679	674
Net sales	$17,482	$18,410	$37,842	$38,910

Geographic sales information is based on the location of the customer.  As a percentage of our consolidated net sales, our other international net sales, excluding Canada, were less than 2.0% for the three and six months ended June 30, 2023, and 2022 respectively.

Discounts.  We offer six classes of customer discounts:  1) Retail, 2) Military/First Responder, 3) Business, 4) Commercial, 5) Commercial Pro, 6) Employees. There are no other classes of discounts and any discounts given will fall into one of these six categories.  Such discounts do not convey a material right to these customers since the discounted pricing they receive in a discount class is not increment to other within the same class and there are no retrospective impact.  As a result, sales are reported after deduction of discounts at the point of sale.  We do not pay slotting fees or make other payments to resellers.

Operating expenses.  Operating expenses include all selling, general and administrative costs, including wages and benefits, rent and occupancy costs, depreciation, advertising, store operating expenses, outbound freight charges (to ship merchandise to customers), and corporate office costs.

Property and equipment, net of accumulated depreciation.  Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to ten years for equipment and machinery, seven to fifteen years for furniture and fixtures, five years for vehicles, and forty years for buildings and related improvements.  Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset.  Repairs and maintenance costs are expensed as incurred but are capitalized if extend the life of the assets.

Inventory.  Inventory is stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value, and FIFO layers are maintained at the location level. Finished goods held for sale include the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Assembled inventory, including raw materials and work-in-process, is valued on a first in, first out basis using full absorption accounting which includes material, labor, and other applicable manufacturing overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

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

(in thousands)	June 30, 2023	December 31, 2022
On hand:
Finished goods held for sale	$32,878	$35,234
Raw materials and work in process	1,899	925
Inventory in transit	2,736	2,068
TOTAL	$37,513	$38,227

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

We recognize rent expense related to our operating leases assets on a straight-line basis over the lease term. Rent expense is recorded in operating expenses. The net adjustment between rent expense and the actual cash paid during the fiscal year has been recorded as accrued expenses and other liabilities in the accompanying consolidated balance.

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

Our principal financial instruments held consist of T-Bills as of June 30, 2023 which falls under level 1 of the fair value hierarchy; accounts receivable - trade, accounts payable - trade, as of June 30, 2023 and December 31, 2022, all of which fall under Level 3 of the fair value hierarchy.  As of June 30, 2023 and December 31, 2022, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three and six months ended June 30, 2023 and 2022.

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

Accounts Receivable - Trade and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2023, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at June 30, 2023, December 31, 2022, and January 1, 2022 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets was less than $0.01 million during the three and six months ended June 30, 2023 and 2022 was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income (loss) and certain other items that are recorded directly to stockholders’ equity.  The Company’s only source of other comprehensive income (loss) is foreign currency translation adjustments, and those adjustments are presented net of tax.

Reclassifications.  Certain amounts that were identified in the fourth quarter of 2022 as an out-of-period adjustment for unreconciled inventory receipts for in-transit inventory in our 2022 Form 10-K, which have been adjusted in our presentation of the first quarter 2022 inventory and accounts payable in the operating activities section of the consolidated statement of cash flows.  This Q1 2022 adjusted is accounted for in out year-to-date balances for these cash flows items. The impact of this reclassification was approximately $0.4 million.

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

On January 3, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, the bank has provided the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged as collateral certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment. As of the date of this filing, no funds have been borrowed under this facility.

3.  INCOME TAX

Our effective tax rate for the three and six months ended June 30, 2023 and 2022 was 32.9% and 23.2%, respectively.  Our effective tax rate for the six months ended June 30, 2023 and 2022 was 31.1% and 26.3%, respectively.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares for restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.  In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023. Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023.  The 2023 Plan replaced the 2013 Plan; awards that were outstanding under the 2013 Plan as of June 6, 2023, remained outstanding, but no further awards will be granted under the 2013 Plan after that date.  The 2023 Plan initially reserved 800,000 shares of the Company’s common stock, plus undelivered or withheld shares pursuant to outstanding awards under the 2013 Plan, for awards to our executive officers, non-employee directors and other key employees. Awards under the 2023 Plan may be made in the form of restricted stock units, , options, stock appreciation rights, performance restricted stock units and other stock or cash-based awards.

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

In April 2022, we granted a total of 120,231 RSUs to certain key employees which will vest over a three-year service period.  In June 2023 and 2022, we granted totals of 14,000 RSUs and 14,000 RSUs, respectively, to the Company’s Board of Directors which will vest over a four-year service period.

In addition to grants under the Company’s 2013 and 2023 Plans, in October 2018, we granted a total of 644,000 RSUs to the Company’s CEO, of which (i) 460,000 are service-based RSUs that vest ratably over a period of five years from the grant date based on our CEO’s continued employment in her role, (ii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $12 million dollars two fiscal years in a row, and (iii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $14 million dollars in one fiscal year. The Company also grant 14,000 RSUs to board members at their June 2023 board meeting.

A summary of the activity for non-vested restricted stock and RSU awards as of June 30, 2023 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2023	441	$6.46
Granted	14	4.31
Forfeited	-	-
Vested	(39)	4.85
Balance, June 30, 2023	416	$6.40

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.2 million for the three months and $0.4 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of June 30, 2023, there was unrecognized compensation cost related to non-vested, service-based RSU awards of $0.6 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2023	$264
2024	187
2025	81
2026	22
2027	6
$560

We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  For the six months ended June 30, 2023 and 2022, we issued 39,199 and 48,277 shares, respectively, resulting from the vesting of RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares are satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2023	2022	2023	2022

Numerator:
Net income (loss)	$531	$(589)	$1,195	$56

Denominator:

Basic weighted-average common shares outstanding	8,327,178	8,279,108	8,315,214	8,426,181
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	7,156	-	367	5,259
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	32,570	-	14,388	1,457
Diluted weighted-average common shares outstanding	8,366,904	8,279,108	8,329,969	8,432,897

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between August 9, 2020 and July 31, 2022. This program expired in July 2022. On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of June 30, 2023, approximately $4.9 million remained available for repurchase under this new program.

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

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) via web sales, and (3) via sales representatives.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer.  At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer.  When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax are excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly.  Under our sales returns policy, merchandise may be returned, under most circumstances, up to 60 days after the date of purchase.  As merchandise is returned, the company records the sales return against the sales return allowance.

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

None of our lease agreements contain material residual value guarantees or material restrictive covenants.  As of June 30, 2023, we have no sublease agreements and no lease agreements in which we are named as a lessor.  We do not have any contingent rental payment agreements.  On September 8, 2022, we entered into a concession agreement for our store on the Fort Bragg military base in which the concession payment is based on a sliding scale percentage of sales.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table presents selected financial data:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Sales	$17,482	$18,410	$(928)	(5.0)%
Gross profit	10,921	10,501	420	4.0%
Gross margin percentage	62.5%	57.0%	0	5.5%
Operating expenses	10,131	11,238	(1,107)	(9.8)%
Income (loss) from operations	$790	$(737)	$1,527	(207.1)%

Net Sales

Consolidated net sales for the quarter ended June 30, 2023 decreased $0.9 million, or 5.0%, compared to the corresponding prior year period.  We believe the decrease in sales was due to continued weaker consumer demand resulting from ongoing uncertainty related to global political, economic and other uncontrollable factors, a decline in consumer response to our promotional activities, and the impact of four fewer stores than the prior year.

Our store footprint consisted of 103 and 106 stores at June 30, 2023 and June 30, 2022, respectively.

During the second quarter of 2023, we did not close any existing stores and opened one new stores. We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit increased by $0.4 million, or 4.0%, compared to the same period in 2022, and our gross margin percentage for the quarter ended June 30, 2023 increased 550 basis points to 62.5%.  We believe this increase in gross margin percentage was a result of both weaker consumer responsiveness to our promotional activities and therefore a higher percentage of our product sold at full price, and improvements in warehouse handling and freight costs that are included as cost of sales.

Operating expenses

	Three Months Ended June 30,
(in thousands)	2023	2022
Operating expenses	$10,131	$11,238
Non-routine items related to restatement	-	(169)
Adjusted operating expenses	$10,131	$11,069

Operating expenses % of sales	58.0%	61.0%
Adjusted operating expenses % of sales	58.0%	60.1%

Operating expenses decreased $1.1 million or 9.8% compared to the corresponding prior year period, primarily as a result of a decrease in contract labor of $0.3 million, traditional marketing of $0.2 million, store manager conference expense of $0.2 million, other outside services purchased of $0.3 million, restructuring expenses of $0.1 million, total occupancy expense of $0.1 million, offset by an increase in digital marketing of $0.1 million.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily 2022 legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the three months ended June 30, 2023 was 32.9% compared to 23.2% for the same period in 2022.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

Six Months Ended June 30, 2023 and 2022

The following table presents selected financial data:
	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Sales	$37,842	$38,910	$(1,068)	(2.7)%
Gross profit	22,740	22,432	308	1.4%
Gross margin percentage	60.1%	57.7%	0	2.4%
Operating expenses	20,969	22,339	(1,370)	(6.1)%
Income from operations	$1,771	$93	$1,678	1,804.3

Net Sales

Consolidated net sales for the six months ended June 30, 2023 decreased $1.1 million, or 2.7%, compared to the corresponding prior year period.  We believe the decrease in sales was due to continued weaker consumer demand resulting from ongoing uncertainty related to global political, economic and other uncontrollable factors, a decline in consumer response to our promotional activities, and the impact of four fewer stores than the prior year.

Since January 1, 2023, we closed one store in Baldwin Park, California in March 2023 and opened one new store during the first six months of the year. We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit increased by $0.3 million, or 1.4%, compared to the same period in 2022, and our gross margin percentage for the six months ended June 30, 2023 increased by 240 basis points to 60.1%.  We believe this increase in gross margin percentage was a result of both weaker consumer responsiveness to our promotional activities and therefore a higher percentage of our product sold at full price, and modest improvements in warehouse handling and freight costs that are included as cost of sales.

Operating expenses

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating expenses	$20,969	$22,339
Non-routine items related to restatement	-	(246)
Adjusted operating expenses	$20,969	$22,093

Operating expenses % of sales	55.4%	57.4%
Adjusted operating expenses % of sales	55.4%	56.8%

Operating expenses decreased by $1.4 million or 6.1% compared to the corresponding prior year period, primarily as a result of a decrease in contract labor of $0.6 million, traditional marketing of $0.3 million, store manager conference expense of $0.3 million, other outside services purchased of $0.3 million, restructuring expenses of $0.2 million,  offset by an increase in digital marketing of $0.3 million.  Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily 2022 legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the six months ended June 30, 2023 was 31.1% compared to 26.3% for the same period in 2022.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of June 30, 2023 totaled $10.0 million.

On January 3, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A.  Under the Credit Agreement, the bank provides the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged as collateral certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  As of the date of this filing, no funds have been borrowed under this facility.

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

Share Repurchase Program and Share Repurchase

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between August 9, 2020 and July 31, 2022. This program expired in July 2022. On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of June 30, 2023, approximately $5.0 million remained available for repurchase under this new program.

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

Cash Flows

	Six Months Ended June 30,
(amounts in thousands)	2023	2022
Net cash provided by operating activities	$2,329	$(1,823)
Net cash used in investing activities	(174)	(454)
Net cash used in financing activities	(3)	(2,204)
Effect of exchange rate changes on cash and cash equivalents	(94)	(86)
Net increase in cash and cash equivalents	$2,058	$(4,567)

For the six months ended June 30, 2023, cash from operations generated $2.3 million driven by a net income of $1.2 million, non-cash expense of $2.7 million, including depreciation, amortization, and stock-based compensation, a net reduction in inventory of $0.7 million, offset by a change in other assets of $0.1 million, income tax payable of $0.4 million, and a reduction in lease liability payments of $1.7 million. We invested $0.1 million in capital expenditures primarily related to system modifications and improvements.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $2.0 million.

For the six months ended June 30, 2022, cash from operations used $1.8 million driven by a net investment in inventory of $1.7 million, a reduction in lease liabilities of $1.7 million, income tax payments mostly related to the 2021 tax year of $0.9 million and net prepaid expenses of $0.6 million, partially offset by net income of $0.1 million, non-cash expenses of $2.8 million, including depreciation, amortization, and stock-based compensation, a net increase of $0.8 million in accounts payable and accrued expenses, a net decrease of $0.2 million in accounts receivable and other changes in operating assets and liabilities.  We invested $0.5 million in capital expenditures primarily related to system implementations.  Cash used in financing activities was primarily due to the purchase of 359,500 shares of our common stock for $5.00 per share, or $1.8 million, from two institutional shareholders of the Company in a private transaction.  We also paid off our loan with Banco Santander S.A. in Spain for $0.4 million during the second quarter.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $4.6 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As part of the filing of this Form 10-Q for the period ended June 30, 2023, our management, with the participation of our Chief Executive Officer (“CEO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, our management, with the participation of our CEO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.

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

•	Implemented a new point-of-sale system for most of our stores that is fully integrated with our new ERP system. The remaining two stores will be converted in Q3 of 2023;

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

o	Timely reviews each quarter of the most significant accounting estimates and judgment;

o	Validation of results through detailed variance analyses and reconciliation of account balances performed on a timely basis;

o	Monthly business review of actual financial performance compared to forecasts with participation from leadership across the organization; and

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

Changes in Internal Control Over Financial Reporting

As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation, and we implemented our new point-of-sale system, which is fully integrated with our ERP system, in most of our U.S. stores with the remaining stores to be converted in 2023. Although we had not fully remediated all material weaknesses in our internal control over financial reporting as of December 31, 2022, as the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2023	—	—	—	$4,997,000
May 1 – May 31, 2023	—	—	—	$4,997,000
June 1 – June 30, 2023	—	—	—	$4,997,000
Total	—	—	—

Item 6.	Exhibits.

Exhibit Number	Description
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

*3.4	Certificate of Amendment of Certificate of Incorporation, dated March 1, 2023.

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

10.14
Form of Stock Purchase Agreement dated December 8, 2021 between the Company and Right Lane I, LP, filed as Exhibit 10.14 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022 and incorporated by reference herein.

*10.10	Tandy Leather Factory, Inc. 2023 Incentive Stock Plan.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 14, 2023	By: /s/ Janet Carr
Janet Carr
Chief Executive Officer