Form 10-Q
period 2023-09-30
TANDY LEATHER FACTORY INC
filed 2023-11-08
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of November 3, 2023, the registrant had 8,399,245 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,623	$7,975
Accounts receivable-trade, net of allowance for doubtful accounts of $31 and $56 at September 30, 2023 and December 31, 2022, respectively	295	370
Inventory	38,585	38,227
Income tax receivable	392	302
Prepaid expenses	206	272
Other current assets	71	106
Total current assets	48,172	47,252

Property and equipment, at cost	28,399	28,124
Less accumulated depreciation	(17,790)	(16,962)
Property and equipment, net	10,609	11,162

Operating lease assets	9,406	9,742
Financing lease assets	25	31
Other intangibles, net of accumulated amortization of $549 at September 30, 2023 and December 31, 2022	5	5
Other assets	458	387
TOTAL ASSETS	$68,675	$68,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$1,415	$3,082
Accrued expenses and other liabilities	2,617	2,681
Income taxes payable	357	211
Current portion of operating lease liabilities	3,248	2,881
Current portion of finance lease liabilities	3	15
Total current liabilities	7,640	8,870

Uncertain tax positions	450	450
Other non-current liabilities	326	326
Operating lease liabilities, non-current	6,613	7,469
Finance lease liabilities, non-current	1	1

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,754,023 and 9,717,525 shares issued at September 30, 2023 and December 31, 2022, respectively; 8,329,647 and 8,293,149 shares outstanding at September 30, 2023 and December 31, 2022, respectively	23	23
Paid-in capital	3,867	3,222
Retained earnings	61,722	59,891
Treasury stock at cost (1,424,376 shares at September 30, 2023 and December 31, 2022)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,194)	(1,900)
Total stockholders’ equity	53,645	51,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,675	$68,579

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$17,542	$19,057	$55,384	$57,967
Cost of sales	6,604	7,461	21,707	23,939
Gross profit	10,938	11,596	33,677	34,028

Operating expenses	10,058	10,620	31,027	32,959

Income from operations	880	976	2,650	1,069

Other (income) expense:
Interest expense	-	1	-	11
Other, net	43	(6)	80	1
Total other expense (income)	43	(5)	80	12

Income before income taxes	837	981	2,570	1,057

Provision for income taxes	201	258	739	278

Net Income	$636	$723	$1,831	$779

Foreign currency translation adjustments, net of tax	(185)	(441)	(294)	(629)

Comprehensive income	$451	$282	$1,537	$150

Net income per common share:
Basic	$0.08	$0.09	$0.22	$0.09
Diluted	$0.08	$0.09	$0.22	$0.09

Weighted average number of shares outstanding:
Basic	8,329,676	8,235,610	8,318,257	8,361,959
Diluted	8,404,741	8,272,557	8,353,447	8,383,558

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,831	$779
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	889	899
Operating lease asset amortization	2,547	2,420
Loss on disposal of assets	-	8
Stock-based compensation	656	813
Deferred income taxes	(30)	(9)
Changes in operating assets and liabilities
Accounts receivable-trade	74	231
Inventory	(444)	(4,097)
Prepaid expenses	67	(340)
Other current assets	30	(255)
Accounts payable-trade	(1,668)	(1,227)
Accrued expenses and other liabilities	(59)	(910)
Income taxes, net	73	291
Other assets	(66)	(33)
Operating lease liabilities	(2,696)	(2,527)
Total adjustments	(627)	(4,736)
Net cash provided by (used in) operating activities	1,204	(3,957)

Cash flows from investing activities:
Purchase of property and equipment	(334)	(825)
Net cash used in investing activities	(334)	(825)

Cash flows from financing activities:
Payments on long-term debt	-	(388)
Payment of finance lease obligations	(12)	(10)
Repurchase of common stock	(11)	(1,800)
Net cash used in financing activities	(23)	(2,198)

Effect of exchange rate changes on cash and cash equivalents	(199)	(125)

Net increase (decrease) in cash and cash equivalents	648	(7,105)

Cash and cash equivalents, beginning of period	7,975	10,155
Cash and cash equivalents, end of period	$8,623	$3,050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	8,293,149	$23	$3,222	$(9,773)	$59,891	$(1,900)	$51,463
Stock-based compensation expense	-	-	228	-	-	-	228
Vesting of restricted stock units	17,518	-	-	-	-	-	-
Net income	-	-	-	-	664	-	664
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(39)	(39)
Balance, March 31, 2023	8,310,667	$23	$3,450	$(9,773)	$60,555	$(1,939)	$52,316
Stock-based compensation expense	-	-	219	-	-	-	219
Vesting of restricted stock units	21,681	-	-	-	-	-	-
Net income	-	-	-	-	531	-	531
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(70)	(70)
Balance, June 30, 2023	8,332,348	$23	$3,669	$(9,773)	$61,086	$(2,009)	$52,996
Stock-based compensation expense	-	-	209	-	-	-	209
Vesting of restricted stock units	-	-	-	-	-	-	-
Repurchase of common stock	(2,701)	-	(11)	-	-	-	(11)
Net income	-	-	-	-	636	-	636
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(185)	(185)
Balance, September 30, 2023	8,329,647	$23	$3,867	$(9,773)	$61,722	$(2,194)	$53,645

Balance, December 31, 2021	8,547,335	$24	$3,959	$(9,773)	$58,664	$(1,373)	$51,501
Stock-based compensation expense	-	-	340	-	-	-	340
Vesting of restricted stock units	47,423	-	-	-	-	-	-
Net income	-	-	-	-	645	-	645
Foreign currency translation adjustments, net of tax	-	-	-	-	-	65	65
Balance, March 31, 2022	8,594,758	$24	$4,299	$(9,773)	$59,309	$(1,308)	$52,551
Stock-based compensation expense	-	-	225	-	-	-	225
Vesting of restricted stock units	854	-	-	-	-	-	-
Repurchase of common stock	(359,500)	(1)	(1,797)	-	-	-	(1,798)
Net income	-	-	-	-	(589)	-	(589)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(253)	(253)
Balance, June 30, 2022	8,236,112	$23	$2,727	$(9,773)	$58,720	$(1,561)	$50,136
Stock-based compensation expense	-	-	248	-	-	-	248
Vesting of restricted stock units	-	-	-	-	-	-	-
Repurchase of common stock	(600)	-	(3)	-	-	-	(3)
Net income	-	-	-	-	723	-	723
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(441)	(441)
Balance, September 30, 2022	8,235,512	$23	$2,972	$(9,773)	$59,443	$(2,002)	$50,663

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

We sell our products primarily through company-owned stores, orders generated from our global websites and direct account representatives in our commercial division. We also assemble leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

The Company currently operates a total of 103 retail stores.  There are 92 stores in the United States (“U.S.”), ten stores in Canada and one store in Spain.

The Company’s common shares trade on the Nasdaq Capital Market under the symbol “TLF.”

We operate as a single segment and report on a consolidated basis.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2023 and December 31, 2022, our results of operations for three and the nine months ended September 30, 2023 and 2022, and our cash flows for the nine months ended September 30, 2023 and 2022 and our statements of stockholders’ equity as of and for the three and nine months ended September 30, 2023 and 2022. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2022.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.3 million, $0.1 million, and $0.1 million as of September 30, 2023, December 31, 2022, and January 1, 2022. The estimated value of merchandise expected to be returned included in other current assets was $0.1 million as of September 30, 2023, December 31, 2022, and January 1, 2022.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of September 30, 2023, December 31, 2022 and January 1, 2022, our gift card liability, included in accrued expenses and other liabilities, was $0.2 million, $0.3 million and $0.4 million, respectively. We recognized gift card revenue of $0.4 million for the nine months ended September 30, 2023 and $0.3 million for the nine months ended September 30, 2022 from the December 31, 2021 deferred revenue balance.

For the three months ended September 30, 2023 and 2022, we recognized $0.1 million in net sales associated with gift cards. For the nine months ended September 30, 2023 and 2022, we recognized $0.4 million in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three and nine months ended September 30, 2023 and 2022 is disaggregated by geographic areas as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$15,613	$17,123	$49,278	$51,683
Canada	1,675	1,663	5,173	5,339
Other	254	271	933	945
Net sales	$17,542	$19,057	$55,384	$57,967

Geographic sales information is based on the location of the customer.  As a percentage of our consolidated net sales, our other international net sales, excluding Canada, were less than 2.0% for the three and nine months ended September 30, 2023, and 2022 respectively.

Discounts.  We offer six classes of customer discounts:  1) Retail, 2) Military/First Responder, 3) Business, 4) Commercial, 5) Commercial Pro, and 6) Employees. There are no other classes of discounts and any discounts given will fall into one of these six categories.  Such discounts are not deemed to be variable consideration  nor convey a material right to these customers since the discounted pricing they receive in a discount class is not incremental to others within the same class and there is no retrospective impact of such discounts.  As a result, sales are reported after deduction of discounts at the point of sale.  We do not pay slotting fees or make other payments to resellers.

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

Inventory.  Inventory is stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value, and FIFO layers are maintained at the location level. Finished goods held for sale include the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Assembled inventory, including raw materials and work-in-process, is valued on a first in, first out basis using full absorption accounting which includes material, labor, and other applicable factory overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

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

(in thousands)	September 30, 2023	December 31, 2022
On hand:
Finished goods held for sale	$34,222	$35,234
Raw materials and work in process	1,758	925
Inventory in transit	2,605	2,068
TOTAL	$38,585	$38,227

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

Our principal financial instruments held consist of T-Bills as of September 30, 2023 which falls under level 1 of the fair value hierarchy; accounts receivable - trade, accounts payable - trade, as of September 30, 2023 and December 31, 2022, all of which fall under Level 3 of the fair value hierarchy.  As of September 30, 2023 and December 31, 2022, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three and nine months ended September 30, 2023 and 2022.

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

Accounts Receivable - Trade and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2023, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at September 30, 2023, December 31, 2022, and January 1, 2022 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets was less than $0.01 million during the three and nine months ended September 30, 2023 and 2022 was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income (loss) and certain other items that are recorded directly to stockholders’ equity.  The Company’s only source of other comprehensive income (loss) is foreign currency translation adjustments, and those adjustments are presented net of tax.

Reclassifications.  Certain amounts that were identified in the fourth quarter of 2022 as an out-of-period adjustment for unreconciled inventory receipts for in-transit inventory in our 2022 Form 10-K, which have been adjusted in our presentation of the first quarter 2022 inventory and accounts payable in the operating activities section of the consolidated statement of cash flows. The first quarter of 2022 adjustment is accounted for in our year-to-date balances for these cash flows items. The impact of this reclassification was approximately $0.4 million.

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

3.  INCOME TAX

Our effective tax rate for the three months ended September 30, 2023 and 2022 was 24.0% and 26.3%, respectively.  Our effective tax rate for the nine months ended September 30, 2023 and 2022 was 28.8% and 26.3%, respectively.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

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

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023.  The 2023 Plan replaced the 2013 Plan; awards that were outstanding under the 2013 Plan as of June 6, 2023, remained outstanding, but no further awards will be granted under the 2013 Plan after that date.  The 2023 Plan initially reserved 800,000 shares of the Company’s common stock, plus undelivered or withheld shares pursuant to outstanding awards under the 2013 Plan, for awards to our executive officers, non-employee directors and other key employees. Awards under the 2023 Plan may be service-based awards or performance-based awards and may be subject to a graded vesting schedule with a minimum vesting period of four years unless otherwise determined by the Compensation committee of the Board of directors that administers the plan.

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

A summary of the activity for non-vested restricted stock and RSU awards as of September 30, 2023 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2023	441	$6.46
Granted	14	4.31
Forfeited	(3)	5.0
Vested	(39)	4.84
Balance, September 30, 2023	413	$6.40

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.2 million for the three months and $0.6 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of September 30, 2023, there was unrecognized compensation cost related to non-vested, service-based RSU awards of $0.3 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2023	$45
2024	180
2025	77
2026	21
2027	6
$329

We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  For the nine months ended September 30, 2023 and 2022, we issued 39,199 and 48,277 shares, respectively, resulting from the vesting of RSUs.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2023	2022	2023	2022

Numerator:
Net income	$636	$723	$1,831	$779

Denominator:

Basic weighted-average common shares outstanding	8,329,676	8,235,610	8,318,257	8,361,959
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	3,015	8,858	1,935	7,208
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	72,050	28,089	33,255	14,391
Diluted weighted-average common shares outstanding	8,404,741	8,272,557	8,353,447	8,383,558

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between August 9, 2020 and July 31, 2022. This program expired in July 2022. On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of September 30, 2023, approximately $4.9 million remained available for repurchase under this new program.

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

8.  SUBSEQUENT EVENTS

On October 23, 2023, the Board of Directors approved a grant to Janet Carr, CEO, of 276,000 restricted stock units (“RSUs”).  Each RSU will convert upon vesting into one share of common stock in three equal installments on October 2, 2024, 2025 and 2026, subject to Ms. Carr’s continued employment with the Company on each of the vesting dates.  A copy of the agreement for the RSUs is filed as Exhibit 10.11 to this report.

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

None of our lease agreements contain material residual value guarantees or material restrictive covenants.  As of September 30, 2023, we have no sublease agreements and no lease agreements in which we are named as a lessor.  We do not have any contingent rental payment agreements.  On September 8, 2022, we entered into a concession agreement for our store on the Fort Bragg military base in which the concession payment is based on a sliding scale percentage of sales.

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table presents selected financial data:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Net sales	$17,542	$19,057	$(1,515)	(8.0)%
Gross profit	10,938	11,596	(658)	(5.7)%
Gross margin percentage	62.4%	60.8%	-	1.6%
Operating expenses	10,058	10,620	(562)	(5.3)%
Income (loss) from operations	$880	$976	$(96)	(9.8)%

Net Sales

Consolidated net sales for the quarter ended September 30, 2023 decreased $1.5 million, or 8.0%, compared to the corresponding prior year period.  We believe the decrease in sales was due to continued weaker consumer demand resulting from ongoing uncertainty related to global political, economic and other uncontrollable factors, and a decline in consumer response to our promotional activities.

Our store footprint consisted of 103 and 104 stores at September 30, 2023 and September 30, 2022, respectively.

During the third quarter of 2023, we did not close any existing stores, nor did we open  new stores. We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores. Management will be closing store 202 located in Fort Liberty, North Carolina on November 30, 2023.

Gross Profit

Gross profit decreased by $0.7 million, or 5.7%, compared to the same period in 2022, and our gross margin percentage for the quarter ended September 30, 2023 increased 160 basis points to 62.4%.  We believe this increase in gross margin percentage was a result of both weaker consumer responsiveness to our promotional activities and therefore a higher percentage of our product sold at full price, and improvements in warehouse handling and freight costs that are included as cost of sales.

Operating expenses

Operating expenses decreased $0.6 million or 5.3% compared to the corresponding prior year period, primarily as a result of a decrease in salaries of $0.7 million, contract labor of $0.3 million, and digital marketing of $0.1 million, offset by an increase in bonus accruals of $0.2 million, increase in employee group insurance of $0.2 million, and traditional marketing of $0.1 million. Adjusted operating expenses excluding non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.

Income Taxes

Our effective tax rate for the three months ended September 30, 2023 was 24.0% compared to 26.3% for the same period in 2022.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

Nine Months Ended September 30, 2023 and 2022

The following table presents selected financial data:
	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Net sales	$55,384	$57,967	$(2,583)	(4.5)%
Gross profit	33,677	34,028	(351)	(1.0)%
Gross margin percentage	60.8%	58.7%	-	2.1%
Operating expenses	31,027	32,959	(1,932)	(5.9)%
Income from operations	$2,650	$1,069	$1,581	147.9%

Net Sales

Consolidated net sales for the nine months ended September 30, 2023 decreased $2.6 million, or 4.5%, compared to the corresponding prior year period.  We believe the decrease in sales was due to continued weaker consumer demand resulting from ongoing uncertainty related to global political, economic and other uncontrollable factors, and a decline in consumer response to our promotional activities.

Since January 1, 2023, we closed one store in Baldwin Park, California in March 2023 and opened one new store during the first nine months of the year. We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit decreased by $0.4 million, or 1.0%, compared to the same period in 2022, and our gross margin percentage for the nine months ended September 30, 2023 increased by 210 basis points to 60.8%.  We believe this increase in gross margin percentage was a result of both weaker consumer responsiveness to our promotional activities and therefore a higher percentage of our product sold at full price, and modest improvements in warehouse handling and freight costs that are included as cost of sales.

Operating expenses
	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Operating expenses	$31,027	$32,959	$(1,932)	$(5.9%)
Non-routine items related to restatement	-	(246)	246	100.0%
Adjusted operating expenses	$31,027	$32,713	$(1,686)	$(5.2%)

Operating expenses % of sales	56.0%	56.9%
Adjusted operating expenses % of sales	56.0%	56.4%

Operating expenses decreased by $1.9 million or 5.9% compared to the corresponding prior year period, primarily as a result of a decrease in contract labor of $0.9 million, salaries of $0.8 million, meeting and conference of $0.2 million, office supplies of $0.2 million, utilities and telephone of $0.2 million and outside services of $0.1 million, offset by an increase in bonus accruals of $0.5 million.  Adjusted operating expenses including non-routine items as shown above is a non-GAAP measure, included here to provide additional information regarding the Company’s financial performance on a recurring basis.  Non-routine items are primarily 2022 legal and accounting costs associated with the restatement.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2023 was 28.8% compared to 26.3% for the same period in 2022.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of September 30, 2023 totaled $8.6 million.

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

Share Repurchase Program and Share Repurchase

On August 9, 2020, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between August 9, 2020 and July 31, 2022. This program expired in July 2022. On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of September 30, 2023, approximately $4.9 million remained available for repurchase under this new program.

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

Cash Flows

	Nine Months Ended June 30,
(amounts in thousands)	2023	2022
Net cash provided by (used in) operating activities	$1,193	$(3,957)
Net cash used in investing activities	(334)	(825)
Net cash used in financing activities	(12)	(2,198)
Effect of exchange rate changes on cash and cash equivalents	(199)	(125)
Net increase (decrease) in cash and cash equivalents	$648	$(7,105)

For the nine months ended September 30, 2023, cash from operations generated $1.2 million driven by a net income of $1.7 million, non-cash expense of $4.1 million, including depreciation, amortization, and stock-based compensation,  accounts receivable of $0.1 million,  prepaid expense of $0.1 million, offset by a reduction in lease liability payments of $2.7 million, a reduction in accounts payable of $1.7 million, and an increase in inventory of $0.4 million. We invested $0.3 million in capital expenditures primarily related to system modifications and improvements.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $0.6 million.

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

Evaluation of Disclosure Controls and Procedures

As previously disclosed in our Form 10-K and Form 10-Q filings dating back to the period ended December 31, 2019,  our management, with the participation of our Chief Executive Officer (“CEO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and concluded that our disclosure controls and procedures were not effective due to material weaknesses, which were described in detail in previous filings.  As of September 30, 2023, we have remediated all of the factors that contributed to past material weaknesses.  While we have successfully tested our controls and procedures in the third quarter of 2023, we are not prepared to say at this time that our controls are effective without another consecutive quarter of successful testing.  We expect to report that our controls and procedures are fully effective at the end of the fourth quarter of 2023.

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

Remediation of Previously reported “Material Weakness”
In 2019, we reported material misstatements in our financial statements that resulted from material weaknesses in our internal controls.  Since then, we have filed restated financial statements and timely filed all subsequent Forms 10-Q and 10-K.  We have also taken a number of measures to remediate the control weaknesses that we have been describing in our filings as they were implemented.  These include, among others:
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

•	Implemented a new point-of-sale system for most of our stores that is fully integrated with our new ERP system. The remaining one store will be converted in the fourth quarter 2023;
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
•
Improved the accounting close process, including periodic review and update of our accounting close checklists for completeness of duties, accuracy of owners and deadlines to maintain accountability, timely review of account reconciliations and calculations involving judgement, and timely reporting of financial results;

In the last quarter ended September 30, 2023, we completed the final steps in our remediation plan, specifically:
•
Completed implementation of new accounting procedures and activities aligned with our new ERP system that improve upon the reliability of financial reporting and the preparation of financial statements in accordance with GAAP;

•
Completed all narrative documentation in particular in the following areas: (i) financial reporting, (ii) inventory, (iii) purchasing and accounts payable, (iv) revenue, (v) general accounting, treasury, and financial planning & analysis, and (vi) tax;

•
Began the periodic review of our risk controls matrix and process narrative documentation to ensure changes such as personnel, information sources, processes, systems, and frequency in performing the control are properly reflected in a timely manner;

•
Reported the progress and results of our remediation plan to the Audit Committee including the identification, status, and resolution of internal control deficiencies, and created a schedule for regular reporting; and

•
Finalized a comprehensive approach to regularly evaluate the operating effectiveness of our disclosure controls and procedures and our internal control over financial reporting using the COSO Framework as a guide.

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

Risk Oversight Measures
We continue to identify risks and enhance risk oversight measures.  In late 2019, we developed an annual strategic planning process designed to identify specific operating objectives for the organization and to conduct an assessment across the organization of the risks to meeting those objectives, including the risk of fraud.  Furthermore, on a quarterly basis, management will review our periodic filings to ensure that identified risks have been appropriately disclosed.  In the areas of reporting and compliance objectives, we have developed a process to conduct monthly business reviews by functional area that would include risk assessments of reporting accuracy based on complexity and transaction levels. We have also created a disclosure committee to ensure accurate review of the financial statements as well as compliance with GAAP and other regulatory requirements. and to appropriately mitigate any risks identified during the period.

Control Activities
We conducted detailed working sessions to document our current and prior finance and accounting policies, procedures, and step-by-step activities.  As aforementioned, management:
•	Completed the implementation of our new point-of-sale system, which is fully integrated with our ERP system.
•	Completed all relevant functionality in our ERP system to improve our internal controls over financial reporting.
•	Implemented newly-designed processes, structures, delegation of authority and controls, in accordance with the COSO Framework, including:
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

Information Processing and Communication
The implementation of our new ERP system eliminated the need for the topside adjustment calculations that had to be performed because our legacy systems were not integrated and many of our accounting processes were manual.  This new ERP system allows us to automate certain accounting processes, reducing the risk of management override, and eliminating the need for topside adjustments outside of the system.  In addition, management developed detailed policies, procedures and internal controls related to our financial reporting and working to develop regular reporting from our new systems that can validate the quality of our data and provide accurate information to support internal and external reporting and audit requirements. These updated controls will continue to be tested by management and results to be submitted to the Audit Committee.

Monitoring Activities
In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, our management expects to continue to implement additional measures to address control deficiencies and further refine and improve the remediation efforts described above.  Specifically, we have developed a checklist of activities based on the criteria established in the COSO Framework against which we will continue to assess the design of entity-level and activity-level controls, and the operational effectiveness of such controls.  Deficiencies identified in this process will be addressed by management, including our CEO.  This assessment, any deficiencies and any remedial actions will be shared and discussed with our Audit Committee and our independent auditors on a quarterly basis.

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

Changes in Internal Control Over Financial Reporting
As discussed in the remediation section above, we implemented the warehouse management, factory production system and general ledger systems modules as part of our new ERP system implementation, and we implemented our new point-of-sale system, which is fully integrated with our ERP system, in most of our U.S. stores with the remaining one store to be converted in Q4, 2023. We redesigned the controls, updated narratives of our processes and procedures and will continue to test these controls and report the results to our Audit Committee and remediate any discrepancies identified. While we expect our new ERP system to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2023	—	—	—	$4,997,000
August 1 – August 31, 2023	—	—	—	$4,997,000
September 1 – September 30, 2023	—	—	—	$4,997,000
Total	—	—	—

Item 6.	Exhibits.

Exhibit Number	Description
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

3.4
Certificate of Amendment of Certificate of Incorporation, dated March 1, 2023, filed as Exhibit 3.4 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023 and incorporated by reference herein.

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

*10.11	Form of Restricted Stock Unit Agreement dated October 23, 2023 between the Company and Janet Carr.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 9, 2023	By: /s/ Janet Carr
Janet Carr
Chief Executive Officer