Form 10-K
period 2023-12-31
TANDY LEATHER FACTORY INC
filed 2024-03-22
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.   ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,217,065 at June 30, 2023 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 22, 2024, there were 8,399,245 shares of the registrant’s common stock outstanding.

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

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, and a hub for the local leathercrafting community, and our 100-year plus heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division.  We produce leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”) and splitting and some assembly.  We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

The Company’s common shares currently trade on the Nasdaq Capital Market Group under the symbol “TLF.”

Retail Fleet

The Company currently operates a total of 102 retail stores. There are 91 stores in the United States (“U.S.”), 10 stores in Canada and one store in Spain.

All Tandy locations, other than our corporate headquarters (which includes our flagship store, corporate offices, distribution center, and production facility) are leased.

Business Strategy

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been, and continue to be, our competitive advantage: where our consumers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel, and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase product – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our commercial division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, volume-based competitive pricing, customized product development, assembly and pre-assembly services, we are building long-term, strategic relationships with our largest customers.

With COVID-19 and restatement related impacts behind us, and with initiatives to improve our brand proposition and to build the foundation for a modern and efficient retail business taking hold, we believe we have made significant progress toward building a durable, profitable business model.  Our cost of sales and operating expenses have stabilized, and we believe we have the structure, and the operating nimbleness, that can deliver operating profit and free cash flow even in the face of economic headwinds.  Going forward, our strategy is to continue to manage our cost base and use of cash and focus on strengthening our sales by leveraging our competitive advantage of our retail stores.  Improving our employee product knowledge, customer service level and community engagement as well as expanding workshop space in stores with machines are the highest priorities.  We need to continue to give customers good reasons to visit stores, and an excellent return on their time investment when they do.

COVID-19 and Economic Conditions

At the time of filing this Form 10-K, the American and world economies have largely recovered from effects of the COVID-19 pandemic but continue to be affected by a combination of factors arising from the continuing war in Ukraine, the more recent and worsening crisis in the Israel and the Middle East, and continued tensions between the U.S. and China. While inflation appears to be cooling, food, housing and transportation prices remain significantly higher than prior to the pandemic – that is not likely to change in the near term and could be further impacted by the global environment.  The weakening labor market may relieve pressure on our ability to hire qualified employees, but recent wage gains are not likely to be reversed.  Higher unemployment together with continued high interest rates may further dampen consumer demand and affect the Company’s future financial performance.

Customers

Our customers fall into two broad categories: those who shop in retail stores and on our website (“Retail Customers”) and those whom we serve through our commercial division (“Commercial Customers”).  Retail Customers range from hobbyists to institutions (schools, camps, and other groups) to small businesses.  Affinity groups like Military and First Responders and smaller and larger businesses who purchase in our retail stores receive special pricing or general discounts.  To be served through our commercial division, customers generally need to spend more than $20,000.

Merchandise

We carry a wide assortment of products organized into a number of categories including leather, hand tools, hardware, kits, liquids, machines, and other supplies.  We operate a production facility in Fort Worth, Texas, where we produce kits, thread lace, belt strips and straps, and Craftaid® tooling templates, and provide some custom production services  for commercial and business customers.  The factory produces approximately 10% of our products.  We distribute product under the Tandy LeatherTM, Eco-FloTM, CraftoolTM, CraftoolProTM and Dr. Jackson’sTM brands, along with our premium TandyPro® line of products.  We develop and invest in new products through the ideas and referrals of customers and store personnel as well as the analysis of trends in the market and sales performance at retail.  In addition, we have been focused on broadening our assortment through strategic partnerships with key brands to drive category growth and better meet the needs of our customers.

Operations

Information regarding net sales, gross profit, operating income, and total assets is included within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Item 8, Financial Statements and Supplementary Data.

Our stores offer a broad selection of products combined with leathercraft expertise in a one-stop shop.  Not only can customers purchase leather, related accessories and supplies necessary to complete their projects from a single source, but many of our store associates are also leathercrafters themselves and can provide suggestions and advice on our customers’ projects.  Customers value the expertise and high level of customer service from our store associates, the convenience of taking their purchases immediately, as well as the ability to touch, feel and choose their individual pieces of leather, an organic product in which each piece is unique.  We also offer open workbenches where customers can work on projects together with the leathercrafting community, and test new tools and techniques.

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

Distribution

Our stores receive the majority of their inventory from our central distribution center located in Fort Worth, Texas, in weekly or, increasingly, bi-monthly shipments, using third-party transportation providers.  Occasionally, merchandise is shipped to stores directly from the vendor.  We now fulfill all of our U.S. and many of our international web orders from our Fort Worth distribution center.  Canada web orders are fulfilled out of our 10 Canada stores, and European web orders are fulfilled out of our Spain store.  We have a global customer service team that handles web order inquiries and phone orders.  Our goal is to optimize the tradeoff between the sales and market share we realize from having a broad product line against the safety stock required to support those items.  We generally maintain higher inventories of imported or long-lead-time items to ensure a continuous supply. Increased product assortment and some supply chain disruptions over the past several years have put upward pressure on inventory, offset by better sell-throughs, test-and-learn buying, and strategic partnerships with vendors.   We have been executing a number of strategic initiatives to test smaller quantities of new items online, buying into them only when we are certain of their success, to tailor product assortments to the needs of local customers in each store, and to ship directly from vendors to customers.  We carry about 6,500 stock-keeping units (SKUs) in our current product line and continue to refine both the line, the lead times and safety stock levels required to meet customer demand, online vs. in-store assortment, and overall total inventory levels needed to grow sales and market share.

Competition

Our competitors include smaller, independently-owned brick-and-mortar retailers, internet-based retailers including those selling on platforms like Amazon and eBay, national craft chains like Michaels Stores, Inc. and Hobby Lobby Stores, Inc., some wholesale-focused distributors, and two mid-sized competitors – Weaver Leather and Springfield Leather – who have one store and an online business.  Virtually all of these competitors carry a more limited line of leathercraft products compared to Tandy.  We are competitive on convenience, price, availability of merchandise, customer service, depth of our product line, and delivery time.  Tandy Leather is the only multi-store chain specializing in leathercraft, which we believe provides a competitive advantage over internet-based retailers,  the large general craft retailers, and the mid-sized competitors.  We also believe that our large size relative to most competitors gives us an advantage in sourcing as well as deep product and leathercrafting expertise among our employees.

Suppliers

We purchase merchandise and raw materials from nearly 150 suppliers from the United States and approximately 20 foreign countries.  In general, our 10 largest suppliers account for approximately 55% of our inventory purchases, and we had one supplier in 2023 who represented more than 10% of our purchases.

Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the U.S.  Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

Our supply chain and vendor relationships remain strong.  We are focused on continuing to align our product and sourcing strategies to elevate the overall quality, consistency, and agility to meet the diverse needs of our existing consumers and attract new ones to the brand.  The most acute supply chain shocks resulting from the pandemic have mostly moderated, with increases in lead times, product costs and ocean freight costs flattening and even declining in some areas.  However, trucking costs and reliability remain volatile and tight labor markets and rising wages continue to pressure costs across all areas.

Compliance with Environmental Laws

Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2023, we employed 515 people, 389 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that relations with employees are good.

Intellectual Property

The Company owns all the material trademark rights used in connection with the production, marketing, distribution and sale of all Tandy-branded products.  In addition, we license a limited number of our trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition co-branded projects.  Major trademarks include federal trade name registrations for “Tandy Leather Factory,” “Tandy Leather Company,” and “Tandy.”  The Company is not dependent on any one particular trademark or design patent, although it believes that the “Tandy” and “Tandy Leather” names are important for its business.  In addition, Tandy owns several patents for specific belt buckles and leather-working equipment.  Tandy polices its trademarks and trade dress and where appropriate pursues infringers.  The Company expects that its material trademarks will remain in full force and effect for as long as we continue to use and renew them.

Foreign Sales

Information regarding our sales from the United States and abroad and our long-lived assets is found in Note 2, Significant Accounting Policies: Revenue Recognition and Note 3, Balance Sheet Components, of the Notes to the Consolidated Financial Statements.  For a description of some of the risks related to our foreign operations, see Item 1A, Risk Factors.

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

Information about our Executive Officers

The following table sets forth information concerning our executive officers as of December 31, 2023:

Name	Age	Executive Since	Position
Janet Carr	62	2018	Chief Executive Officer

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

Our business is subject to the risks inherent in global sourcing activities.
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:
•	unavailability of, or significant fluctuations in the cost of, raw materials;
•	disruptions or delays in shipments;
•	loss or impairment of key assembly or distribution sites, which also could result in a former manufacturer beginning to produce similar products that compete with ours;
•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;
•	product quality issues;
•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;
•	imposition of additional duties, taxes, and other charges on imports or exports;
•	embargoes against products originating in countries from which we source;
•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;
•	compliance by our independent manufacturers and suppliers with our Code of Business Conduct and Ethics and our Animal Welfare Policy;
•	political unrest;
•	unforeseen public health crises, such as pandemic (e.g., the COVID-19 pandemic) and epidemic diseases;
•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise; and
•	acts of war or terrorism and other external factors over which we have no control.

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
In 2020, we experienced declines in sales and operating income primarily resulting from the COVID-19 pandemic.  In 2023, we also experienced declines primarily resulting the longer-term economic effects of COVID-19 (higher food, housing and transportation costs, higher interest rates, lower government subsidies) and the added economic impact of the war in Ukraine and now the Middle East.  Many other specialty retailers have experienced declining sales and losses due to the overall challenging retail environment.  Our sales and profits may continue to be negatively affected in the future.  We anticipate that our financial performance will depend on a number of factors, including consumer preferences, the strength and protection of our brand, the introduction of new products, and the success of our business strategy.

Competition, including internet-based competition, could negatively impact our business.
The retail industry is competitive, which could result in the reduction of our prices and loss of our market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience.  We compete with smaller retailers focused on leather and leather crafting, some of whom have been able to offer competitive products at lower prices than ours.  We also compete with larger specialty retailers (e.g., Michaels Stores, Inc. and Hobby Lobby Stores, Inc.) that dedicate a small portion of their selling space to products that compete with ours but are larger and have greater financial resources than we do.  The Company also faces competition from internet-based retailers, in addition to traditional store-based retailers.  This could result in increased price competition since our customers can more readily search and compare products from internet-based retailers who do not need to support a physical store fleet and may be able to undercut our prices for products.  The growth of internet retailers has also significantly reduced traffic to many shopping centers and physical stores, which, if not countered by an increase in our own online retailing, could have a material adverse effect on our in-store or overall sales.

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
The ability to successfully execute our goals is heavily dependent on attracting, developing and retaining qualified employees, including our senior management team.  Competition in our industry to attract and retain these employees is intense and is influenced by our ability to offer competitive compensation and benefits, employee morale, our reputation, recruitment by other employers, perceived internal opportunities, non-competition and non-solicitation agreements and macro unemployment rates.

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

Disruptions in the operation of our Fort Worth distribution center or assembly facility due to disease, including COVID-19, natural disaster, fire, or other crises, could have an adverse effect on our ability to supply our retail stores, fulfill web orders and/or manufacture product, resulting in possible decreases in sales and margin.

We are dependent on a limited number of distribution and sourcing centers, primarily the center located at our Fort Worth, Texas headquarters.  Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers.  If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers.  While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of assembly or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business.

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

A cybersecurity incident and other technology disruptions could negatively affect our business and our relationships with customers.

We use technology in substantially all aspects of our business operations.  The widespread use of technology, including mobile devices, cloud computing, and the internet, gives rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information.  Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including information relating to customers and suppliers, private information about employees, and financial and strategic information about us and our business partners.  The Company has implemented measures to prevent cybersecurity breaches and incidents, as described in Item 1C below.  However, we cannot guarantee that these preventative measures and incident response efforts will be entirely effective.  If we fail to effectively assess and identify cybersecurity risks associated with the use of technology in our business operations, we may become increasingly vulnerable to such risks.  The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

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

While the impact of the COVID-19 pandemic has mostly receded, there are residual effects such as higher consumer prices and interest rates.  Furthermore, another serious outbreak of coronavirus or other deadly disease could also have a material adverse effect on our business and liquidity.

The COVID-19 pandemic had an unprecedented and lasting impact on the U.S. economy, some of which continues to today. The possibility of another outbreak of a coronavirus variant or other deadly disease that would have material adverse effect on the economy, our supply chain partners, our employees and our customers is now all too real.  While we are better prepared to handle a future pandemic, it could impact our ability to keep our stores open, to obtain merchandise or payment terms from our vendors, to transport merchandise to and from our warehouse, to operate our warehouse, factory and other facilities that require on-site activities, and thus materially adversely affect our revenues, earnings, liquidity and cash flows.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy
The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of its data.  The Company’s information security program is managed by its Vice President, Operations and Technology, whose team is responsible for leading Company-wide cybersecurity strategy, policy, standards, architecture, and processes.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF and AI Risk Management Framework). This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management program.

Key components of our cybersecurity risk management program
The Company’s cybersecurity program includes:

•	Advanced security infrastructure with state-of-the-art firewalls and intrusion detection systems.
•	Regular cybersecurity training for employees.
•	Strict data access controls and authentication protocols.
•	Continuous monitoring of our networks and systems for signs of unauthorized activity.
•	Partnerships with leading cybersecurity software and hardware providers for real-time systems monitoring and threat intelligence.

In the event of a cybersecurity incident, the Company’s response plan includes:

•	Immediate containment and assessment of the incident.
•	Notification to relevant stakeholders, including officers, board members, investors and customers where appropriate, in compliance with legal and regulatory requirements.
•	Cooperation with law enforcement and regulatory bodies as needed.
•	Post-incident analysis and measures to prevent future occurrences.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors”.

Cybersecurity Governance
The Company’s Board of Directors oversees management’s cybersecurity strategy.  Management provides a full briefing on various cybersecurity risk matters including risk assessments, mitigation strategies, areas of emerging risk and other areas of importance at least annually.  In the event of a cybersecurity incident determined to be significant, management will notify the Board.

The Company remains vigilant in its efforts to protect its systems, data, and stakeholders from cybersecurity threats and believes that its proactive and comprehensive approach positions it well to manage these risks effectively.

ITEM 2.	PROPERTIES

We lease our store locations, with the exception of our flagship store located in Fort Worth, Texas.  The majority of our stores have initial lease terms of at least five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  We own the 22,000 square foot building that houses our flagship store.  Further, we own our corporate headquarters, which includes our central distribution center and production facility, sales, marketing, administrative, and executive offices.  The facility consists of 191,000 square feet located on approximately 30 acres.

The following table summarizes the locations of our leased premises as of the date of this filing:

U. S. Locations:
Alabama	1	Missouri	3
Alaska	1	Montana	1
Arizona	3	Nebraska	1
Arkansas	1	Nevada	2
California	7	New Jersey	1
Colorado	4	New Mexico	2
Connecticut	1	New York	2
Florida	4	North Carolina	2
Georgia	2	Ohio	3
Idaho	1	Oklahoma	2
Illinois	1	Oregon	2
Indiana	1	Pennsylvania	3
Iowa	1	South Dakota	1
Kansas	1	Tennessee	3
Kentucky	1	Texas	16
Louisiana	2	Utah	4
Maryland	1	Washington	3
Massachusetts	1	Wisconsin	1
Michigan	2	Wyoming	1
Minnesota	2

Canadian Locations:
Alberta	3	Ontario	3
British Columbia	1	Saskatchewan	1
Manitoba	1
Nova Scotia	1

International Locations:
Spain	1

The broader economic impact of the pandemic and the war in Ukraine and the Middle East have put pressure on store profitability with dampened demand, higher wages and staffing challenges, rising retail rents, and increases in other retail store operating costs.  We regularly review recent and future projected store 4-wall cash flow taking these forecasted costs as well as projected consumer demand, other nearby stores and a number of other factors into consideration when making decisions to close or open stores in a given location.  In 2022, we closed four store locations that met a number of the criteria for closure, three of which were at the end of the lease, and one of which we paid a negotiated early lease termination.  We also opened one new location at Fort Liberty, NC.   In 2023, we closed two locations that met a number of the criteria for closure including the Fort Liberty location, which was not meeting its sales targets, and we opened one new location in Queens NY.

ITEM 3.	LEGAL PROCEEDINGS

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

There were approximately 278 stockholders of record on February 29, 2024.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2023 that were not registered under the Securities Act.

Our Board of Directors did not authorize any dividends during the fiscal years ended December 31, 2023 or 2022.  Our Board of Directors may consider future cash dividends after giving consideration to our profitability, cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not repurchase any shares of our common stocks during the fourth quarter of fiscal year 2023.

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

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division.  We produce leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites. We also offer production services to our business customers such as cutting (“clicking”) and splitting and some assembly. We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

Currently, the Company operates a total of 102 retail stores.  There are 91 stores in the United States (“U.S,”), 10 stores in Canada and one store in Spain.

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been and continue to be our competitive advantage: where our consumers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase product – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our Commercial Division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, volume-based competitive pricing, customized product development, and production and pre-production services, we are building long-term, strategic relationships with our largest customers.

With COVID-19 and restatement related impacts behind us, and with initiatives to improve our brand proposition and to build the foundation for a modern and efficient retail business taking hold, we believe we have made significant progress toward building a durable, profitable business model.  Our cost of sales and operating expenses have stabilized, and we believe we have the structure, and the operating nimbleness, that can deliver operating profit and free cash flow even in the face of economic headwinds.  Going forward, our strategy is to continue to manage our cost base and use of cash and focus on strengthening our sales by leveraging our competitive advantage of our retail stores.  Improving our employee product knowledge, customer service level and community engagement as well as expanding workshop space in stores with machines are the highest priorities.  We need to continue to give customers good reasons to visit stores, and an excellent return on their time investment when they do.

Results of Operations

The following table presents selected financial data:

(in thousands)	2023	2022	$ Change	% Change
Sales	$76,229	$80,335	$(4,106)	(5.1)%
Gross profit	45,163	46,497	(1,334)	(2.9)%
Gross margin percentage	59.2%	57.9%	-	1.3%
Operating expenses	40,753	45,109	(4,356)	(9.7)%
Income from operations	$4,410	$1,388	$3,022	217.7%

Net Sales

Consolidated net sales decreased by $4.1 million, or 5.1%, from 2022 to 2023.  About $1.3 million of the decline came from stores that were open in 2022 but closed in 2023.  We believe the rest of the decrease in sales was due to continued weaker consumer demand as a result of inflation and ongoing uncertainty related to global political, economic and public health concerns.

Our store footprint consisted of 102 stores at December 31, 2023 and 103 stores at December 31, 2022.

Since January 1, 2023, we closed two stores and opened one store.   We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit decreased by $1.3 million, or 2.9%, from 2022 to 2023. Our gross margin percentage for the year ended December 31, 2023 increased to 59.2% versus 57.9% in the same period in 2022, due to reduction in freight and warehouse overhead, relatively stronger full-priced selling throughout the year and product and customer mix shifts.

Operating Expenses

(in thousands)	2023	2022
Operating expenses	$40,753	$45,109
Non-routine items related to restatement	-	(246)
Adjusted operating expenses	$40,753	$44,863

Operating expenses % of sales	53.5%	56.2%
Adjusted operating expenses % of sales	53.5%	55.8%

Operating expenses declined by $4.3 million in 2023 as compared to the prior year.  The primary drivers of the decrease were reduced contract labor of approximately $1.2 million, primarily in accounting and warehouse, as we hired permanent, full-time staff and retail employment costs of $1.5 million resulting from retail labor initiatives. Other savings initiatives included reduced insurance and other taxes of $0.6 million, reduced outside services of $0.4 million, and lower occupancy, supplies and other expenses  combined for another $1.0 million in savings, partially offset by increased bonus compensation of $0.5 million.

Other Income

Other income consists primarily of interest income and foreign currency gain.  For the year ended December 31, 2023, we recognized other income of $0.1 million.  During the year ended December 31, 2022, we recognized other income of less than $0.1 million related to interest earned on our short term investment.

Provision for Income Taxes

Our effective tax rate was 17.1% and 12.9% for the years ended December 31, 2023 and 2022, respectively.   Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the release of valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances, and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balance as of December 31, 2023 totaled $12.2 million.

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

Share Repurchase Program

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock on the open market on or prior to August 31, 2024.  As of December 31, 2022 and December 31, 2023, $5.0 million remained available for repurchase under this new program.

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

The direct share repurchases described above were separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the open-market plan that was approved by the Board of Directors at the time.  In July 2022, the Company repurchased 600 shares of stock under the open market plan.

Cash Flows

(amounts in thousands)	2023	2022
Net cash provided by operating activities	$4,537	$1,154
Net cash used in investing activities	(576)	(625)
Net cash used in financing activities	(26)	(2,171)
Effect of exchange rate changes on cash and cash equivalents	249	(538)
Net increase (decrease) in cash and cash equivalents	$4,184	$(2,180)

For 2023, we generated $4.5 million of cash from operations driven by net income of $3.8 million, the add-back of non-cash expenses of $4.5 million, including depreciation, amortization, loss on disposal of fixed assets, stock based compensation, and deferred taxes, an increase in accrued expenses and other liabilities of $0.5 million, a decrease in inventory of $0.2 million and a decrease in accounts receivable of $0.1 million; offset by a decrease in operating lease liabilities payments of $3.6 million, a decrease in accounts payable of $0.8 million, and an increase in prepaid expenses of $0.2 million. We invested $0.6 million in capital expenditures for the purchase of store fixtures and systems implementations. The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $4.2 million.

For 2022, we generated $1.1 million of cash from operations driven by net income of $1.2 million, the add-back of non-cash expenses of $5.5 million, including depreciation, amortization, and stock-based compensation, a decrease in income taxes, net of $0.9 million due to collecting $1.4 million of refunds from NOL carryback claims that partially offset current year installment payments and recording the current year income tax provision, and a decrease in accounts receivable of $0.2 million among other changes, offset by the increase of inventory of $0.3 million (including currency effects), a decrease in accounts payable and accrued expenses of $3.3 million and a decrease in operating lease liabilities of $3.4 million.  We invested $0.6 million in capital expenditures for the purchase of store fixtures and systems implementations.  We used cash in financing activities to repurchase 360,100 shares of Tandy common stock in purchases totaling $1.8 million at an average price of $5.00 per share, and to repay the loan from Spain in the amount of $0.4 million. The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $2.2 million.

We believe that cash flow from operations and our existing cash reserves will be adequate to fund our operations through 2024, considering the current effects of the inflationary pressure on our business and cash flow and our current business performance.  In addition, we anticipate that this cash flow and our current cash reserves will enable us to meet our contractual obligations and commercial commitments throughout 2024.  There can be no assurance, however, that the current global economic conditions would not result in further restrictions on our business operations in a manner that would more materially impact our cash flow.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2023 or 2022, and we do not currently have any such arrangements.

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

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers through our commercial account representatives.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer.  At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer.  For (2) and (3) above, our performance obligation is met when merchandise is shipped to a customer, and revenue is recognized when control passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

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

Inventory.  Inventory is stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value, and FIFO layers are maintained at the location level.  Finished goods held for sale includes the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Assembled inventory including raw materials and work-in-process is valued on a FIFO basis using full absorption accounting which includes material, labor, and other applicable assembly overhead.  Carrying values of inventory are analyzed and, to the extent that the cost of inventory exceeds the net realizable value, provisions are made to reduce the carrying amount of the inventory.

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

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The remaining asset balance in our finance lease is only residual value and only an insignificant interest expense of less than $100 dollars was incurred and is recorded on the consolidated statements of operations and comprehensive income.

None of our lease agreements contain material residual value guarantees or material restrictive covenants.  As of December 31, 2023, we have no sublease agreements and no lease agreements in which we are named as a lessor.  We do not have any contingent rental payment agreements.  On September 8, 2022, we entered into a concession agreement for our store on the Fort Liberty (formerly Fort Bragg) military base in which the concession payment is based on a sliding scale percentage of sales.  At the end of November, 2023, we closed that store.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Tandy Leather Factory

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandy Leather Factory, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ equity for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of Inventory

The Company’s accounting policy for the recognition of inventory and cost of sales is described in Note 2 to the financial statements. The Company has recorded an inventory balance of approximately $37.9 million and cost of sales of approximately $31.0 million as of and for the year ended December 31, 2023. Additionally, Note 3 to the financial statements provides further detail of the components of the year-end inventory balance.

The Company’s merchandise inventories are stated at the lower of cost or net realizable value using a first-in, first-out costing principle. Finished goods inventory costs include the cost of merchandise purchases, the costs to bring the merchandise to the Company’s distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to the Company’s stores. The determination of amounts that are required to be capitalized to inventory resulting from warehouse and handling expenditures and transportation costs (together “overhead costs”) are subjective and are generally based on an allocation ratio calculated by the Company using the previous year’s actual overhead costs and the value of inventory handled during that year, subject to adjustment for current economic or market conditions. Additionally, to determine if the value of their inventory should be written down, the Company considers many factors, including condition of the product (excessive scars, discoloring or damage from UV light), current and anticipated demand that may cause the product to become slow moving and age of the merchandise to ensure that the product line is considered fresh. If a write-down is warranted, the carrying value of the merchandise is reduced from its original cost to the lower of its cost or net realizable value.

Our audit procedures to evaluate these items involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventories included the following, among others:

•	We obtained an understanding of the controls over the valuation of inventory.
•	We tested the inventory costs incurred by the Company by reviewing supplier invoices and ensuring that appropriate application of the first-in first-out principle was followed.
•	We evaluated the appropriateness and consistency of management’s methodology used in allocating overhead costs to inventory.
•	We evaluated the appropriateness of the capitalized overhead costs by analyzing them against actual overhead costs incurred during the year.
•	We tested the mathematical accuracy of the Company’s inventory obsolescence reserve calculation.
•	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in developing its estimate of the inventory obsolescence reserve.
•	We performed analytical procedures on the current year reserve by comparing it to the prior year reserve and obtaining corroborating evidence to support any assumptions.
•	We tested on a sample basis, sales subsequent to year-end of the written-down items to ensure that the net realizable value was not lower than the previously written down value.

 WEAVER AND TIDWELL, L.L.P.

We have served as Tandy Leather Factory, Inc.’s auditor since 2003.

Oklahoma City, Oklahoma

March 22, 2024

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,159	$7,975
Accounts receivable-trade, net of allowance for doubtful accounts of $31 and $56 at December 31, 2023 and December 31, 2022, respectively	264	370
Inventory	37,993	38,227
Income tax receivable	248	302
Prepaid expenses	475	272
Other current assets	113	106
Total current assets	51,252	47,252

Property and equipment, at cost	28,678	28,124
Less accumulated depreciation	(18,131)	(16,962)
Property and equipment, net	10,547	11,162

Operating lease assets	8,995	9,742
Financing lease assets	23	31

Deferred income taxes	880	-

Other assets	438	392
TOTAL ASSETS	$72,135	$68,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,333	$3,082
Accrued expenses and other liabilities	3,140	2,681
Income taxes payable	288	211
Current portion of operating lease liabilities	3,172	2,881
Current portion of finance lease liabilities	-	15
Total current liabilities	8,933	8,870

Deferred income taxes	9	-
Uncertain tax positions	388	450
Other non-current liabilities	205	326
Operating lease liabilities, non-current	6,253	7,469
Finance lease liabilities, non-current	1	1

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,823,621 and 9,717,525 shares issued at December 31, 2023 and December 31, 2022, respectively; 8,399,245 and 8,293,150 shares outstanding at December 31, 2023 and December 31, 2022, respectively	23	23
Paid-in capital	3,981	3,222
Retained earnings	63,659	59,891
Treasury stock at cost (1,424,376 shares at December 31, 2023 and December 31, 2022)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,544)	(1,900)
Total stockholders’ equity	56,346	51,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,135	$68,579

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022

Net sales	$76,229	$80,335
Cost of sales	31,066	33,838
Gross profit	45,163	46,497

Operating expenses	40,753	45,109

Income from operations	4,410	1,388

Other income:
Interest income	(93)	(9)
Other, net	(42)	(11)
Total other income	(135)	(20)

Income before income taxes	4,545	1,408

Provision for income taxes	777	181

Net Income	$3,768	$1,227

Foreign currency translation gain (loss), net	356	(527)

Comprehensive income	$4,124	$700

Net income per common share:
Basic	$0.45	$0.15
Diluted	$0.45	$0.15

Weighted average number of shares outstanding:
Basic	8,339,658	8,363,390
Diluted	8,369,976	8,394,567

The accompanying notes are an integral part of these Consolidated Financial Statements

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,768	$1,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,199	1,201
Operating lease asset amortization	3,427	3,230
Loss on disposal of assets	-	9
Stock-based compensation	770	1,060
Deferred income taxes	(902)	(10)
Changes in operating assets and liabilities:
Accounts receivable-trade	107	244
Inventory	231	(328)
Prepaid expenses	(202)	210
Other current assets	(12)	34
Accounts payable-trade	(752)	(1,739)
Accrued expenses and other liabilities	462	(1,527)
Income taxes, net	84	905
Other assets	(45)	-
Operating lease liabilities	(3,598)	(3,362)
Total adjustments	769	(73)
Net cash provided by operating activities	4,537	1,154

Cash flows from investing activities:
Purchase of property and equipment	(576)	(635)
Proceeds from sales of assets	-	10
Net cash used in investing activities	(576)	(625)

Cash flows from financing activities:
Payments on long-term debt	-	(359)
Payment of finance lease obligations	(15)	(14)
Repurchase of common stock	(11)	(1,798)
Net cash used in financing activities	(26)	(2,171)

Effect of exchange rate changes on cash and cash equivalents	249	(538)

Net increase (decrease) in cash and cash equivalents	4,184	(2,180)

Cash and cash equivalents, beginning of period	7,975	10,155
Cash and cash equivalents, end of period	$12,159	$7,975

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows - continued
(amounts in thousands)

	For the Years Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information:
Interest paid during the period	$-	$15
Income tax paid (refunded) during the period, net	$984	$(430)

Supplemental disclosures of non-cash activity:
Operating lease assets obtained in exchange for lease liabilities, net	$3,396	$3,884

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	8,547,335	$24	$3,959	$(9,773)	$58,664	$(1,373)	51,501
Stock-based compensation expense	-	-	1,060	-	-	-	1,060
Issuance of restricted stock	140,277	-	-	-	-	-	-
Purchase of vested stock for employee payroll tax	(34,362)	-	-	-	-	-	-
Repurchase of common stock	(360,100)	(1)	(1,797)	-	-	-	(1,798)
Net income	-	-	-	-	1,227	-	1,227
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(527)	(527)
Balance, December 31, 2022	8,293,150	$23	$3,222	$(9,773)	$59,891	$(1,900)	$51,463
Stock-based compensation expense	-	-	770	-	-	-	770
Issuance of restricted stock	108,796	-	-	-	-	-	-
Repurchase of common stock	(2,701)	-	(11)				(11)
Net income	-	-	-	-	3,768	-	3,768
Foreign currency translation adjustments, net	-	-	-	-	-	356	356
Balance, December 31, 2023	8,399,245	23	3,981	(9,773)	63,659	(1,544)	56,346

The accompanying notes are an integral part of these Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022

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

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division.  We produce leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”) and splitting and some assembly.   We maintain our principal offices at 1900 Southeast Loop 820, Fort Worth, Texas 76140.

The Company currently operates a total of 102 retail stores.  There are 91 stores in the United States (“U.S.”), ten stores in Canada and one store in Spain.

The Company’s common shares currently trade on Nasdaq Capital Market under the symbol “TLF.”

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

Principles of consolidation

Our Consolidated Financial Statements include the accounts of Tandy Leather Factory, Inc. and its active wholly-owned subsidiaries, The Leather Factory, L.P. (a Texas limited partnership), Tandy Leather Company, L.P. (a Texas limited partnership), The Leather Factory of Canada, Ltd. (a Canadian corporation), and Tandy Leather Factory España, S.L. (a Spanish corporation).  All intercompany accounts and transactions have been eliminated in consolidation.

Deconsolidation of Foreign Subsidiaries

The UK and Australia entities were legally terminated in 2023 and as a result of the termination, we deconsolidated our UK and Australia entities and the impact of the deconsolidation resulted in a $0.5 million loss that is reported as part of “Other, net” on the consolidated statement of operations and comprehensive income.

Correction of an error in previously issued financial statements

The 2022 consolidated financial statements included an out of period adjustment that was the result of unreconciled inventory receipts for in-transit inventory, which were identified in the fourth quarter of 2022. We corrected misstatements in the first three quarters of fiscal year 2023 as disclosed in our 2022 10-K, we reduced inventory and accounts payable balances by approximately $0.9 million, and adjusted changes to inventory and accounts payable in the operating activities section of the consolidated statements of cash flows by the same amount. There is no impact of this adjustment to the consolidated statements of operations and comprehensive income or retained earnings.

Cash and cash equivalents

The Company considers investments with a maturity when purchased of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions that process in less than ninety days including our T-Bills are classified as cash and cash equivalents.

Accounts receivable and expected credit losses

Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.  Accounts receivable are generally due within 30 days of invoicing.  Our accounts receivable balance as of December 31, 2023, December 31, 2022 and January 1, 2022 was $0.3 million, $0.4 million, and $0.6 million, respectively.

We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2023, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at December 31, 2023, December 31, 2022, and January 1, 2022 each totaled less than $0.1 million.

Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments are recorded in stockholders’ equity, net of tax.  For the years ended December 31, 2023 and 2022, we recorded foreign currency translation gain of $0.4 million and loss adjustments of $0.5 million, respectively.

The deconsolidation of the UK and Australia entities resulted in a $0.5 million loss reclassification adjustment out of accumulated other comprehensive income (loss) which is reported net within the “Foreign currently translation gain (loss), net”.

Gains and losses resulting from foreign currency transactions are recorded in other, net within the statements of operations and comprehensive income.

Revenue recognition

Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers through our commercial account representatives.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer.  Our performance obligation for 2) and 3) are met when merchandise is shipped to a customer, and revenue is recognized when control passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales is based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.  As of December 31, 2022, January 1, 2023, and December 31, 2023, we had received approximately $0.3 million, $0.3 million, and $0.3 million in credit card payments that had not shipped as of the end of the year and this was recorded in deferred revenue under other liabilities on the Balance Sheet.

The sales return allowance included in accrued expense and other liabilities was $0.2 million, $0.1 million, and $0.2 million as of December 31, 2023 and 2022 and January 1, 2022 respectively.  The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of December 31, 2023 and 2022 and January 1, 2022.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. We include our gift card liability in accrued expenses and other liabilities.  On January 1, 2023, the opening balance of the gift card liability was $0.3 million.  During 2023, we issued $0.5 million of gift cards, and $0.5 million of gift cards were redeemed and recognized as revenue. At December 31, 2023, our gift card liability balance was $0.2 million. On January 1, 2022 and December 31, 2022, the gift card liability was $0.4 and $0.3 million respectively.

Disaggregated revenue

In the following table, revenue for the years ended December 31, 2023 and 2022 is disaggregated by geographic areas as follows:

(in thousands)	2023	2022
United States	$67,696	$71,665
Canada	7,301	7,393
Other	1,232	1,277
Net sales	$76,229	$80,335

Geographic sales information is based on the location where the order was fulfilled.

Discounts

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

Inventory

Inventory is stated at the lower of first-in, first-out (“FIFO”) cost or net realizable value, and the FIFO layers are maintained at the location level.  Finished goods held for sale include the cost of merchandise purchases, the costs to bring the merchandise to our Texas distribution center, warehousing and handling expenditures, and distributing and delivering merchandise to our stores.  These costs include depreciation of long-lived assets utilized in acquiring, warehousing and distributing inventory.  Assembled inventory including raw materials and work-in-process is valued on a first-in, first-out basis using full absorption accounting which includes material, labor, and other applicable assembly overhead.

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

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The remaining asset balance in our finance lease is only residual value and only an insignificant interest expense of less than $100 dollars was incurred and is recorded on the consolidated statements of operations and comprehensive income.
None of our lease agreements contain material residual value guarantees or material restrictive covenants.  We do not have any contingent rental payment agreements. On September 8, 2022, we entered into a concession agreement for our store on the Fort Liberty (formerly Fort Bragg) military base in which the concession payment was based on a sliding scale percentage of sales.  At the end of November, 2023, we closed that store. We have no sublease agreements and no lease agreements in which we are named as a lessor.  Refer to Note 4, Leases for further discussion of the Company’s leases.

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

For the years ended December 31, 2023 and 2022, no impairment expense was recognized.

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

(in thousands, except share data)	2023	2022

Numerator:
Net income	$3,768	$1,227

Denominator:
Basic weighted-average common shares outstanding	8,339,658	8,363,390
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	3,218	8,735
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	27,100	22,442
Diluted weighted-average common shares outstanding	8,369,976	8,394,567

(1) For the years ended December 31, 2023 and 2022, there were 65,075 and 90,748 shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive.

For additional disclosures regarding restricted stock awards and employee stock options, see Note 10, Stockholders’ Equity – Equity Compensation Plans.

Other intangible assets

Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets was less than $0.01 million in each of 2023 and 2022 and was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years. Our “Other intangible assets” was fully amortized as of December 31, 2023 and is now included in “Other assets” on the face of the balance sheet.

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

Our principal financial instruments consist of our money market investment or T-Bills maturing less than 90 days, accounts receivable, and accounts payable.  As of December 31, 2023 and 2022, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2023 and 2022.

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

Shipping and handling costs

Costs to ship products from our stores to our customers are included in operating expenses on the Consolidated Statements of Operations and Comprehensive Income.  Total costs were $3.2 million and $3.5 million for the years ended December 31, 2023, and 2022, respectively.

Advertising

Advertising costs include the cost of print, digital, direct mail, community events, trade shows, and our e-commerce platform.  Advertising costs are expensed as incurred.  Total advertising expense was $1.1 million and $1.2 million in 2023 and 2022, respectively.

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting guidance that was applicable for the year ended December 31, 2023.

3.  BALANCE SHEET COMPONENTS

Inventory

(in thousands)	December 31, 2023	December 31, 2022
On hand:
Finished goods held for sale	$33,350	$35,234
Raw materials and work in process	1,774	925
Inventory in transit	2,869	2,068
TOTAL	$37,993	$38,227

Property and Equipment

(in thousands)	December 31, 2023	December 31, 2022
Building	$9,277	$9,266
Land	1,451	1,451
Leasehold improvements	1,875	1,870
Equipment and machinery	8,469	7,931
Furniture and fixtures	7,452	7,471
Vehicles	154	135
	28,678	28,124
Less: accumulated depreciation	(18,131)	(16,962)
TOTAL	$10,547	$11,162

Our property and equipment, net, was located in the following countries:

(in thousands)	December 31, 2023	December 31, 2022
United States	$10,414	$10,989
Canada	133	173
Spain	-	-
	$10,547	$11,162

Depreciation expense was $1.2 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

Short-term Liabilities

Accrued Expenses and Other Liabilities	December 31, 2023	December 31, 2022
(in thousands)
Accrued employee related costs	992	977
Unearned gift card revenue	223	256
Estimated returns	523	527
Sales and payroll taxes payable	1,141	693
Accrued vendor payables	261	228
TOTAL	$3,140	$2,681

4.  LEASES

The Company leases certain real estate and warehouse equipment under long-term lease agreements.

The Company performs interim reviews of its operating and finance lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable. The Company recognized no impairment expense related to its operating lease assets during the year ended December 31, 2023 or December 31, 2022.

Additional information regarding the Company’s operating and finance leases is as follows (in thousands, except for lease term and discount rate information):

Leases	Balance Sheet Classification	December 31, 2023	December 31, 2022
(in thousands)
Assets:
Operating	Operating lease assets	$8,995	$9,742
Finance	Financing lease assets	23	31
Total assets		$9,018	$9,773

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,172	$2,881
Finance	Current portion of finance lease liabilities	-	15
Non-current
Operating	Operating lease liabilities, non-current	6,253	7,469
Finance	Finance lease liabilities, non-current	1	1
Total lease liabilities		$9,426	$10,366

Lease Cost	Income Statement Classification	December 31, 2023	December 31, 2022
(in thousands)
Operating lease cost	Operating expenses	$3,908	$3,737
Operating lease cost	Impairment expense	-	-
Short-term lease cost	Operating expenses	-	38
Variable lease cost (1)	Operating expenses	915	797
Amortization of finance lease assets	Operating expenses	7	7
Interest on lease liabilities	Interest expense	-	1
Total lease cost		$4,830	$4,580

(1) Variable lease cost includes payment for certain real estate taxes, insurance, common area maintenance, and other charges related to lease agreements, which are not included in the measurement of the operating lease liabilities.

	December 31, 2023
Maturity of Lease Liabilities	Operating Leases	Finance Leases
(in thousands)
2024	$3,687	$-
2025	2,755	-
2026	2,103	-
2027	1,577	-
2028	731	-
Thereafter	275	-
Total lease payments	$11,128	$-
Less: Interest	(1,702)	-
Present value of lease liabilities	$9,426	$-

Other Information	December 31, 2023	December 31, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,955	$3,871
Operating cash flows used in finance leases	-	1
Financing cash flows used in finance leases	15	14

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	3.6	4.8
Finance leases	0.0	0.9
Weighted-average discount rate:
Operating leases	4.8%	5.0%
Finance leases	6.0%	6.0%

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

6.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2023 and 2022, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.  For the years ended December 31, 2023, and 2022, we recorded employer match expense of $0.3 million and $0.3 million, respectively.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution. The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2023 or 2022.

We offer no postretirement or postemployment benefits to our employees.

7.  INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
Income Tax Benefit	2023	2022
Current provision (benefit):
Federal	$892	$16
State	181	41
Foreign	102	96
Related to UTP	(34)	28
	1,141	181

Deferred provision (benefit):
Federal	(266)	-
State	(103)	-
Foreign	5	-
	(364)	-

Total tax provision (benefit)	$777	$181

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

The Company has $0.7 million of state tax net operating loss (“NOL”) carryovers which will begin to expire in 2025.  We also have a full valuation allowance on $0.6 million of foreign tax NOL carryovers that do not expire.

Income before income taxes was earned in the following tax jurisdictions:

(in thousands)	Year Ended December 31,
Income (Loss) Before Income Taxes	2023	2022
United States	$3,765	$733
Spain	25	(83)
Canada	755	758
TOTAL	$4,545	$1,408

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

Deferred income tax assets:	2023	2022
(in thousands)
Inventory	$412	$471
Stock-based compensation	55	93
Accounts receivable	8	14
Sales returns	49	47
Foreign currency translation gain/loss in OCI	512	689
Net operating losses	182	261
Accrued expenses	170	63
Leases	108	152
Total deferred income tax assets	1,496	1,790
Less: valuation allowance	(154)	(1,151)
Total deferred income tax assets, net of valuation allowance	$1,342	$639

Property and equipment depreciation	$471	$639
Total deferred income tax liabilities	471	639

Net deferred tax asset (liability)	$871	$-

We are required to reduce deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.
As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.   As of December 31, 2023, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $1.3 million are realizable.  We reduced the valuation allowance accordingly.

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

	Year Ended December 31,
	2023	2022
Statutory rate – Federal U.S. income tax	21.0%	21.0%
State and local taxes	5.3%	(0.6)%
Permanent book/tax differences	2.4%	11.3%
Change in valuation allowance	(6.8)%	(20.3)%
Interest on Uncertain Tax Position	(0.8)%	2.0%
Income tax credits	(2.3)%	-
Other, net	(1.7)%	(0.5)%
Effective rate	17.1%	12.9%

We file a consolidated U.S. income tax return as well as state tax returns on a consolidated, combined, or stand-alone basis, depending on the jurisdiction.  We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to the tax year ended December 2021.  Depending on the jurisdiction, we are no longer subject to state examinations by tax authorities for years prior to the December 2020 and December 2021 tax years. We file tax returns in a limited number of foreign jurisdictions.

A reconciliation of the beginning and ending amount of uncertain tax positions (“UTP”) is as follows:

	2023	2022
UTP at beginning of the year	$450	$415
Gross (decrease) increase to tax positions in current period	(27)	7
Interest expense	(35)	28
UTP at end of year	$388	$450
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

Delisting of the Company’s Common Stock

After discovery of the accounting matters described in previous Security and Exchange Commission filings and during our resulting financial restatement, the Company did not file its periodic financial reports with the SEC.  As a result, Nasdaq suspended trading of the Company’s stock in August 2020 and formally de-listed the stock from the Nasdaq markets in February 2021.  After being de-listed from Nasdaq, the Company’s stock traded in the Over The Counter Markets until September l, 2022, when Nasdaq again approved it for listing.  The Company’s stock currently trades on the Nasdaq Capital Market under the symbol TLF.

9.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers, from hobbyist crafters to small and large businesses across a wide variety of industries.  No single customer accounted for more than 0.5% of our consolidated revenues in 2023 or 2022, and sales to our five largest customers represented less than 2.0% of consolidated revenues in each of those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Suppliers

We purchase merchandise and raw materials from nearly 150 suppliers from the United States and approximately 20 foreign countries.  In general, our 10 largest suppliers account for approximately 55% of our inventory purchases, and we had one supplier in 2023 who represented more than 10% of our purchases.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited. The top two customers as of December 31, 2023, and 2022, represented 8.0% and 10.0% of net accounts receivable balance, respectively. These top two customers were also current as of these same dates. We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

We maintain a majority of our cash in marketable securities and bank deposit accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on our cash and cash equivalents.

10.  STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares of our common stock for restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.  In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan through June 2023.  Awards granted under the 2013 Plan may be service-based awards or performance-based awards and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan.  In June 2022, as part of their annual director compensation, certain of our non-employee directors were granted a total of 14,000 service-based RSUs under the 2013 Plan, which will vest ratably over the next four years provided that the participant is still on the board on the vesting date.

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023.  The 2023 Plan initially reserved up to 1,000,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees.  In June 2023, as part of their annual director compensation, certain of our non-employee directors were granted a total of 12,993 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continues service on the board as of each vesting date.  In October 2023, the Company granted to Ms. Carr a total of 276,000 service-based RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to Ms. Carr’s continued employment as of each vesting date.

In addition to grants under the Company’s equity compensation plans, in October 2018 we granted a total of 644,000 RSUs to the Company’s Chief Executive Officer (“CEO”), of which (i) 460,000 are service-based RSUs that vest ratably over a period of five years from the grant date based on our CEO’s continued employment in her role, (ii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $12 million dollars two fiscal years in a row, and (iii) 92,000 are performance-based RSUs that will vest if the Company’s operating income exceeds $14 million dollars in one fiscal year.  As of December 31, 2023, the Company has concluded that the performance conditions related to these performance-based RSUs was not achieved, and as a result no compensation expense related to these performance-based RSUs has been recorded.

A summary of the activity for restricted stock and RSU awards is as follows:

	Shares	Weighted Average
	(in thousands)	Share Price
Balance, January 1, 2023	441	$6.46
Granted	290	4.25
Forfeited	(2)	5.00
Vested	(106)	6.51
Balance, December 31, 2023	623	$5.12

The Company’s stock-based compensation relates to restricted stock and RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.8 million and $1.1 million in 2023 and 2022, respectively.

As of December 31, 2023, the Company has concluded it is not probable that the performance conditions related to the performance-based RSUs described above will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of December 31, 2023, there was unrecognized compensation cost related to non-vested, service-based awards of $1.4 million which will be recognized over 3.1 weighted average years in each of the following years:

Unrecognized Expense
2024	571
2025	468
2026	314
2027	7
$1,360

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  In 2023 and 2022, we issued 108,796 and 140,277 shares, respectively net of shares withheld to pay participants’ income taxes, resulting from the vesting of restricted stock and RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

Share Repurchase Program

On August 9, 2020, the Board of Directors approved a program to repurchase up to $5.0 million of its common stock between August 9, 2020 and July 31, 2022.  This program expired in July 2022.  On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of December 31, 2022 and December 31, 2023, $5.0 million remained available for repurchase under this new program.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 410)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer), evaluated the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon their evaluation of these disclosure controls and procedures, our management, with the participation of our Chief Executive Officer, has concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, and until March 8, 2024, we believed that as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

However, on March 8, 2024, Weaver and Tidwell, L.L.P., our registered public accounting firm, informed us that they believe the following deficiencies in the Company’s internal control to be material weaknesses:

“The Company lacks key controls preventing and detecting errors from occurring regarding the accuracy and valuation of customer discounts given and selling prices which impact revenues. Such key controls should validate and review any customer discounts given and product pricing changes to ensure accuracy and appropriateness. In addition, the accuracy and completeness of the system-generated data and reports used and relied upon was not validated.”

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Notwithstanding this identified material weakness, our registered public accounting firm has issued an unqualified opinion on our consolidated financial statements of and for the year ended December 31, 2023. And our management has been unable to measure any impact of this material weakness on the Company’s financial reporting.

We have subsequently put controls into place to address the issue described above, including a number of procedures designed as preventative controls to validate customers into various classes that are eligible to receive certain discounts, and contemporaneous confirmation and testing that pricing, discounts, customer-based price lists and negotiated prices in our ERP system are as intended by management.   We also have implemented monthly and quarterly detective controls including testing representative samples of retail prices, promoted prices, discounts, customer-based price lists and negotiated prices that were actually paid by customers to confirm that they were as management intended.  We have tested these controls for January, February, and March 2024 and based on the test sample, found no material errors related to our discounts or pricing.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.	EXECUTIVE COMPENSATION*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Form 10-K:

1.  Financial Statements

The following Consolidated Financial Statements are included in Item 8, Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 410)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022

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

3.4
Certificate of Amendment of Certificate of Incorporation of Tandy Leather Factory, Inc. dated March 1, 2023, filed as Exhibit 3.4 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023.

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

10.8
Credit Agreement dated October 26, 2022 between the Company and JP Morgan Chase Bank, N.A., filed as Exhibit 10.8 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023

10.9	Tandy Leather Factory, Inc. 2023 Incentive Stock Plan, filed as Exhibit 10.10 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023

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

Dated: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jefferson Gramm	Chairman of the Board	March 22, 2024
Jefferson Gramm

/s/ Janet Carr	Chief Executive Officer, Director	March 22, 2024
Janet Carr	(principal executive officer)

/s/ Eric Speron	Director	March 22, 2024
Eric Speron

/s/ James Pappas	Director	March 22, 2024
James Pappas

/s/ Vicki Cantrell	Director	March 22, 2024
Vicki Cantrell

/s/ Sejal Patel	Director	March 22, 2024
Sejal Patel

/s/ Elaine D. Crowley	Director	March 22, 2024
Elaine D. Crowley