Form 10-Q
period 2024-03-31
TANDY LEATHER FACTORY INC
filed 2024-05-10
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of May 10, 2024, the registrant had 8,401,972 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

ii

Cautionary Statement Regarding Forward-Looking Statements and Information

The following discussion, as well as other portions of this Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLF”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.  Unless the context otherwise indicates, references in this Form 10-Q to “TLF,” “we,” “our,” “us,” “the Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,315	$12,159
Accounts receivable-trade, net of allowance of $31 at March 31, 2024 and December 31, 2023, respectively	420	264
Inventory	36,675	37,993
Income tax receivable	248	248
Prepaid expenses	403	475
Other current assets	99	113
Total current assets	50,160	51,252

Property and equipment, at cost	29,875	28,678
Less accumulated depreciation	(18,426)	(18,131)
Property and equipment, net	11,449	10,547

Operating lease assets	9,503	8,995
Financing lease assets	-	23
Deferred income taxes	880	880
Other assets	440	438
TOTAL ASSETS	$72,432	$72,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,215	$2,333
Accrued expenses and other liabilities	1,986	3,140
Income taxes payable	449	288
Current portion of operating lease liabilities	3,194	3,172
Total current liabilities	7,844	8,933

Deferred income taxes	9	9
Uncertain tax positions	388	388
Other non-current liabilities	210	205
Operating lease liabilities, non-current	6,743	6,253
Finance lease liabilities, non-current	-	1

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,826,348 and 9,823,621 shares issued at March 31, 2024 and December 31, 2023, respectively; 8,401,972 and 8,399,245 shares outstanding at March 31, 2024 and December 31, 2023, respectively	23	23
Paid-in capital	4,178	3,981
Retained earnings	64,184	63,659
Treasury stock at cost (1,424,376 shares at March 31, 2024 and December 31, 2023 respectively)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,374)	(1,544)
Total stockholders’ equity	57,238	56,346
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,432	$72,135

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net sales	$19,275	$20,360
Cost of sales	8,355	8,541
Gross profit	10,920	11,819

Operating expenses	10,271	10,838

Income from operations	649	981

Other (income) expense:
Interest income	(84)	-
Other, net	26	39
Total other (income) expense	(58)	39

Income before income taxes	707	942

Income tax provision	182	278

Net income	$525	$664

Foreign currency translation adjustments, net of tax	170	(39)

Comprehensive income	$695	$625

Net income per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

Weighted average number of shares outstanding:
Basic	8,400,354	8,303,117
Diluted	8,500,354	8,350,166

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$525	$664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	285
Operating lease asset amortization	919	834
Loss on disposal of assets	-	27
Stock-based compensation	197	228
Changes in operating assets and liabilities
Accounts receivable-trade	(158)	(104)
Inventory	1,184	2,356
Prepaid expenses	72	(130)
Other current assets	14	(13)
Accounts payable-trade	(115)	(2,053)
Accrued expenses and other liabilities	(1,142)	(694)
Income taxes, net	163	278
Other assets	(2)	(30)
Operating lease liabilities	(892)	(851)
Total adjustments	561	133

Net cash provided by operating activities	1,086	797

Cash flows from investing activities:
Purchase of property and equipment	(1,227)	(87)
Net cash used in investing activities	(1,227)	(87)

Cash flows from financing activities:
Payment of finance lease obligations	(1)	-
Net cash used in financing activities	(1)	-

Effect of exchange rate changes on cash and cash equivalents	298	(39)

Net increase in cash and cash equivalents	156	671

Cash and cash equivalents, beginning of period	12,159	7,975
Cash and cash equivalents, end of period	$12,315	$8,646

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	8,399,245	$23	$3,981	$(9,773)	$63,659	$(1,544)	$56,346
Stock-based compensation expense	-	-	197	-	-	-	197
Vesting of restricted stock units	2,727	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	525	-	525
Foreign currency translation adjustments, net of tax	-	-	-	-	-	170	170
Balance, March 31, 2024	8,401,972	$23	$4,178	$(9,773)	$64,184	$(1,374)	$57,238

Balance, December 31, 2022	8,293,149	$23	$3,222	$(9,773)	$59,891	$(1,900)	$51,463
Stock-based compensation expense	-	-	228	-	-	-	228
Vesting of restricted stock units	17,518	-	-	-	-	-	-
Net income	-	-	-	-	664	-	664
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(39)	(39)
Balance, March 31, 2023	8,310,667	$23	$3,450	$(9,773)	$60,555	$(1,939)	$52,316

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2024 and December 31, 2023, our results of operations and our cash flows for the three months ended March 31, 2024 and 2023, and our statements of stockholders’ equity as of and for the three months ended March 31, 2024 and 2023. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2023.

Significant Accounting Policies

Cash and cash equivalents. The Company considers investments with a maturity when purchased of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents.

Foreign currency translation and transactions. Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity and presented net of tax. Gains and losses resulting from foreign currency translations are reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption “Foreign currency translation adjustments, net of tax” for all periods presented.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.1 million, $0.1 million, and $0.2 million as of March 31, 2024, December 31, 2023, and January 1, 2023. The estimated value of merchandise expected to be returned included in other current assets was $0.1 million as of March 31, 2024, December 31, 2023, and January 1, 2023.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of March 31, 2024, December 31, 2023 and January1, 2023, our gift card liability, included in accrued expenses and other liabilities, was $0.2 million, $0.3 million and $0.3 million, respectively. We recognized gift card revenue of $0.2 million for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, we recognized $0.1 million and $0.2 million respectively in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three months ended March 31, 2024 and 2023 is disaggregated by geographic areas as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$17,085	$18,099
Canada	1,897	1,907
Other	293	354
Net sales	$19,275	$20,360

Geographic sales information is based on the location of the customer. As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three months ended March 31, 2024, and 2023 respectively.

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

Inventory is physically counted partially during each quarter and fully counted at year-end in the Texas distribution center. At the store level, inventory is partially  counted each quarter for high value items and fully counted at year-end. Inventory is then adjusted in our accounting system to reflect actual count results.

(in thousands)	March 31, 2024	December 31, 2023
On hand:
Finished goods held for sale	$33,625	$33,350
Raw materials and work in process	1,248	1,774
Inventory in transit	1,802	2,869
TOTAL	$36,675	$37,993

Leases. We lease certain real estate for our retail store locations and may lease warehouse equipment for our Texas distribution center under long-term lease agreements; however, as of the end of December 31, 2023, we acquired the warehouse equipment and is now a part of our fixed assets. We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term. We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes.

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

Our principal financial instruments held consist of T-Bills as of March 31, 2024 and December 31, 2023 which fall under level 1 of the fair value hierarchy; accounts receivable - trade, accounts payable - trade, as of March 31, 2024 and December 31, 2023,  all of which fall under Level 3 of the fair value hierarchy.  As of March 31, 2024 and December 31, 2023, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values. There were no transfers into or out of Levels 1, 2 and 3 during the three months ended March 31, 2024 and 2023.

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

Accounts Receivable - Trade and Expected Credit Losses. Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit. Accounts receivable are stated at amounts due, net of an allowance. Accounts receivable are generally due within 30 days of invoicing. We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer. Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at March 31, 2024, December 31, 2023, and January 1, 2023 each totaled less than $0.1 million.

Other Intangible Assets. Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization. The weighted average amortization period is 15 years for trademarks and copyrights. Amortization expense related to other intangible assets was less than $0.01 million during each of the three months ended March 31, 2024 and 2023 was recorded in operating expenses. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years. Our “Other intangible assets” will be fully amortized as of June 30 2024 but  is now included in “Other assets” on the face of the balance sheet.

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

3.  INCOME TAX

Our effective tax rate for the three months ended March 31, 2024 and 2023 was 25.7% and 29.5%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013. The 2013 Plan initially reserved up to 300,000 shares for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees. In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023. Awards granted under the 2013 Plan may be service-based awards or performance-based awards, and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan. All shares remaining ungranted under the 2013 Plan were cancelled upon the adoption of the 2023 Plan described below.

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan” and, together with the 2013 Plam, the “Plans”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023.  The 2023 Plan initially reserved up to 800,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees.  In June 2023, as part of their annual director compensation, certain of our non-employee directors were granted a total of 12,993 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continues service on the board as of each vesting date.  In October 2023, the Company granted to Ms. Carr a total of 276,000 service-based RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to Ms. Carr’s continued employment as of each vesting date.  In March 2024, the Company granted to certain employees other than Ms. Carr a total of 59,649 RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to the recipients’ continued employment as of each vesting date.

A summary of the activity for non-vested restricted stock and RSU awards as of March 31, 2024 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2024	623	$4.37
Granted	60	4.47
Forfeited	(6)	5.00
Vested	(3)	3.85
Balance, March 31, 2024	674	$4.40

The Company’s stock-based compensation relates primarily to RSU awards. For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO in October 2018 will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of March 31, 2024, there was unrecognized compensation cost related to non-vested, service-based RSU awards of $1.4 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2024	$475
2025	548
2026	403
2027	21
$1,447

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs. For the three months ended March 31, 2024 and 2023, we issued 2,727 and 17,518 shares, respectively, resulting from the vesting of RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares may be satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023

Numerator:
Net income	$525	$664

Denominator:

Basic weighted-average common shares outstanding	8,400,354	8,303,117
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plans	5,108	47,050
Dilutive effect of service-based restricted stock awards granted to employees under the Plans	94,892	-
Diluted weighted-average common shares outstanding	8,500,354	8,350,166
Basic earnings per share	$0.06	$0.08
Diluted earnings per share	$0.06	$0.08

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of March 31, 2024, $5.0 million remained available for repurchase under this new program.

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

Currently, the Company operates a total of 102 retail stores.  There are 91 stores in the United States (“U.S,”), ten stores in Canada and one store in Spain.

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

We made this steady progress to transform and reinvigorate our business even in the face of two very significant obstacles: a financial restatement and COVID-19.  With those obstacles behind us, we have been focused on improving our financial sustainability and profitability.  In the short-term, we are managing operating expenses and gross margin to deliver free operating cash and operating income even in the face of possible continued economic headwinds.  We will also continue to selectively invest in profitable sales growth where it makes sense, but rebuilding a durable, profitable business model is the highest priority.

Critical Accounting Policies

A description of our critical accounting policies appears in Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.1 million, $0.1 million, and $0.2 million as of March 31, 2024, December 31, 2023, and January 1, 2023. The estimated value of merchandise expected to be returned included in other current assets was $0.1 million as of March 31, 2024, December 31, 2023, and January 1, 2023.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of March 31, 2024, December 31, 2023 and January1, 2023, our gift card liability, included in accrued expenses and other liabilities, was $0.2 million, $0.3 million and $0.3 million, respectively. We recognized gift card revenue of $0.2 million for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, we recognized $0.1 million and $0.2 million respectively in net sales associated with gift cards.

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

Leases.  We lease certain real estate for our retail store locations and may lease warehouse equipment for our Texas distribution center under long-term lease agreements; however, as of the end of December 31, 2024, we did not have any warehouse equipment lease.  We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term.  We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes.

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

The following table presents selected financial data:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Sales	$19,275	$20,360	$(1,085)	(5.3)%
Gross profit	10,920	11,819	(899)	(7.6)%
Gross margin percentage	56.7%	58.1%		(1.4)%
Operating expenses	10,271	10,838	(567)	(5.2)%
Income from operations	$649	$981	$(332)	(33.9)%

Net Sales

Consolidated net sales for the quarter ended March 31, 2024 decreased $1.1 million, or 5.3%, compared to the corresponding prior year period.  We believe the decrease in sales was due to ongoing weak consumer demand compared to a year ago.

Our store footprint consisted of 102 and 102 stores at March 31, 2024 and March 31, 2023, respectively.

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

Gross Profit

Gross profit decreased by $0.9 million, or 7.6%, compared to the same period in 2023, and our gross margin percentage for the quarter ended March 31, 2024, decreased year over year by 140 basis points  due to increased promotional activity to compensate for weaker consumer demand.

Operating expenses

Operating expenses decreased $0.6 million or 5.2% compared to the corresponding prior year period, primarily as a result of a decrease in retail store salary of $0.2 million combined, $0.1 million temporary reduction in corporate salary, RSU and bonus expenses of $0.6 million, and a decrease in freight to customers of $0.1 million, offset by an increase in occupancy expense, marketing expense and supplies of $0.3 million.

Income Taxes

Our effective tax rate for the three months ended March 31, 2024 was 25.7% compared to 29.5% for the same period in 2023.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the change in our valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of March 31, 2024 totaled $12.3 million.

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

Share Repurchase Program and Share Repurchase

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of March 31, 2024, $5.0 million remained available for repurchase under this new program.

Cash Flows

(amounts in thousands)	2024	2023
Net cash provided by operating activities	$1,086	$797
Net cash used in investing activities	(1,227)	(87)
Net cash used in financing activities	(1)	-
Effect of exchange rate changes on cash and cash equivalents	298	(39)
Net increase in cash and cash equivalents	$156	$671

For the three months ended March 31, 2024, cash from operations generated $1.1 million driven by a net income of $0.5 million, non-cash expense of $1.4 million, including depreciation, amortization, and stock-based compensation, a net reduction in inventory of $1.2 million and a decrease in prepaid expense of $0.1 million, partially offset by a reduction to working capital including a net $1.1 million decrease in accrued expense and other liabilities, a reduction in lease liability payments of $0.9 million,  and a decrease in accounts payable trade of $0.1 million. We invested $1.2 million in capital expenditure primarily related to replacing a new roof at our corporate headquarters and other new capital investments due to new store openings and store relocations.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $0.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer) , evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2024. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, with the participation of our Chief Executive Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Over the last three years, we have put a full program of both preventative and detective procedures in place to address all of our previously reported material weaknesses and significant deficiencies in internal controls over financial reporting and disclosure controls.  This program has now been tested over multiple periods and found by management to be effective.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 6, Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2024	—	—	—	$4,997,000
February 1 – February 29, 2024	—	—	—	$4,997,000
March 1 – March 31, 2024	—	—	—	$4,997,000
Total	—	—	—

Item 6.	Exhibits.

Exhibit Number	Description

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

3.4	Certificate of Amendment of Certificate of Incorporation, dated March 1, 2023.

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

10.7
Tandy Leather Factory, Inc. 2023 Incentive Stock Plan, filed as Exhibit 10.10 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023

10.8
Form of Restricted Stock Unit Agreement dated October 23, 2023 between the Company and Janet Carr, filed as Exhibit 10.11 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2023

14.1
Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors in May, 2021, filed as Exhibit 14.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

21.1	Subsidiaries of Tandy Leather Factory, Inc., filed as Exhibit 21.1 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2024 and incorporated by reference herein.

*31.1	13a-14(a) or 15d-14(a) Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

*101.LAB	XBRL Taxonomy Extension Labels Document.

*101.PRE	XBRL Taxonomy Extension Presentation Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 10, 2024	By: /s/ Janet Carr
Janet Carr
Chief Executive Officer