Form 10-Q
period 2024-06-30
TANDY LEATHER FACTORY INC
filed 2024-08-07
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of August 7, 2024, the registrant had 8,422,546 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,531	$12,159
Accounts receivable-trade, net of allowance for credit losses of $31 at June 30, 2024 and December 31, 2023.	394	264
Inventory	37,191	37,993
Income tax receivable	682	248
Prepaid expenses	910	475
Other current assets	84	113
Total current assets	50,792	51,252

Property and equipment, at cost	30,069	28,678
Less accumulated depreciation	(18,730)	(18,131)
Property and equipment, net	11,339	10,547

Operating lease assets	9,453	8,995
Financing lease assets	-	23
Deferred income taxes	770	880
Other assets	440	438
TOTAL ASSETS	$72,794	$72,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,397	$2,333
Accrued expenses and other liabilities	2,388	3,140
Income taxes payable	-	288
Current portion of operating lease liabilities	3,132	3,172
Total current liabilities	7,917	8,933

Deferred income taxes	9	9
Uncertain tax positions	388	388
Other non-current liabilities	210	205
Operating lease liabilities, non-current	6,734	6,253
Finance lease liabilities, non-current	-	1

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,846,670 and 9,823,621 shares issued at June 30, 2024 and December 31, 2023, respectively; 8,422,546 and 8,399,245 shares outstanding at June 30, 2024 and December 31, 2023, respectively	23	23
Paid-in capital	4,335	3,981
Retained earnings	64,285	63,659
Treasury stock at cost (1,424,376 shares at June 30, 2024 and December 31, 2023)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,334)	(1,544)
Total stockholders’ equity	57,536	56,346
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,794	$72,135

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$17,286	$17,482	$36,561	$37,842
Cost of sales	7,268	6,561	15,623	15,102
Gross profit	10,018	10,921	20,938	22,740

Operating expenses	9,955	10,131	20,226	20,969

Income from operations	63	790	712	1,771

Other (income) expense:
Interest income	(97)	-	(181)	-
Other, net	10	(2)	36	37
Total other (income) expense	(87)	(2)	(145)	37

Income before income taxes	150	792	857	1,734

Income tax provision	49	261	231	539

Net income	$101	$531	$626	$1,195

Foreign currency translation adjustments, net of tax	40	(70)	210	(109)

Comprehensive income	$141	$461	$836	$1,086

Net income per common share:
Basic	$0.01	$0.06	$0.07	$0.14
Diluted	$0.01	$0.06	$0.07	$0.14

Weighted average number of shares outstanding:
Basic	8,415,795	8,327,178	8,406,156	8,315,214
Diluted	8,505,068	8,366,904	8,467,156	8,329,969

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$626	$1,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631	590
Operating lease asset amortization	1,799	1,670
Stock-based compensation	354	447
Deferred income taxes	110	(31)
Changes in operating assets and liabilities:
Accounts receivable-trade	(133)	(51)
Inventory	775	714
Prepaid expenses	(435)	(103)
Other current assets	29	33
Accounts payable-trade	68	(747)
Accrued expenses and other liabilities	(738)	(22)
Income taxes, net	(718)	414
Other assets	(2)	(63)
Operating lease liabilities	(1,794)	(1,717)
Total adjustments	(54)	1,134
Net cash provided by operating activities	572	2,329

Cash flows from investing activities:
Purchase of property and equipment	(1,428)	(174)
Net cash used in investing activities	(1,428)	(174)

Cash flows from financing activities:
Payment of finance lease obligations	(1)	(3)
Net cash used in financing activities	(1)	(3)

Effect of exchange rate changes on cash and cash equivalents	229	(94)

Net (decrease) increase in cash and cash equivalents	(628)	2,058

Cash and cash equivalents, beginning of period	12,159	7,975
Cash and cash equivalents, end of period	$11,531	$10,033

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	8,399,245	$23	$3,981	$(9,773)	$63,659	$(1,544)	$56,346
Stock-based compensation expense	-	-	197	-	-	-	197
Vesting of restricted stock units	2,727	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	525	-	525
Foreign currency translation adjustments, net of tax	-	-	-	-	-	170	170
Balance, March 31, 2024	8,401,972	$23	$4,178	$(9,773)	$64,184	$(1,374)	$57,238
Stock-based compensation expense	-	-	157	-	-	-	157
Vesting of restricted stock units	20,574	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	101	-	101
Foreign currency translation adjustments, net of tax	-	-	-	-	-	40	40
Balance, June 30, 2024	8,422,546	23	4,335	(9,773)	64,285	(1,334)	57,536

Balance, December 31, 2022	8,293,149	$23	$3,222	$(9,773)	$59,891	$(1,900)	51,463
Stock-based compensation expense	-	-	228	-	-	-	228
Vesting of restricted stock units	17,518	-	-	-	-	-	-
Net income	-	-	-	-	664	-	664
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(39)	(39)
Balance, March 31, 2023	8,310,667	$23	$3,450	$(9,773)	$60,555	$(1,939)	$52,316
Stock-based compensation expense	-	-	219	-	-	-	219
Vesting of restricted stock units	21,681	-	-	-	-	-	-
Shares withheld for taxes and cancelled	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-
Net income	-	-	-	-	531	-	531
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(70)	(70)
Balance, June 30, 2023	8,332,348	23	3,669	(9,773)	61,086	(2,009)	52,996

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

The Company currently operates a total of 101 retail stores.  There are 90 stores in the United States (“U.S.”), ten stores in Canada and one store in Spain.

The Company’s common shares currently trade on the Nasdaq Capital Market under the symbol “TLF.”

We operate as a single segment and report on a consolidated basis.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2024 and December 31, 2023, our results of operations and our cash flows for the six months ended June 30, 2024 and 2023, and our statements of stockholders’ equity as of and for the six months ended June 30, 2024 and 2023. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2023.

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

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) via web sales, and (3) sales of product directly to commercial customers. We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met and revenue is recognized when a sales transaction occurs with a customer. When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer. Shipping terms are normally free on board (“FOB”) shipping point, and control passes when the merchandise is shipped to the customer. Sales tax and comparable foreign tax are excluded from net sales, while shipping charged to our customers is included in net sales. Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.1 million, $0.1 million, and $0.2 million as of June 30, 2024, December 31, 2023, and January 1, 2023. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of June 30, 2024, December 31, 2023, and January 1, 2023.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of June 30, 2024, December 31, 2023 and January 1, 2023, our gift card liability, included in accrued expenses and other liabilities, was $0.1 million, $0.3 million and $0.3 million, respectively. We recognized gift card revenue of $0.2 million for the six months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024 and 2023, we recognized $0.1 million and $0.2 million respectively in net sales associated with gift cards.

For the six months ended June 30, 2024 and 2023, we recognized $0.2 million and $0.3 million respectively in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three and six months ended June 30, 2024 and 2023 is disaggregated by geographic areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$15,300	$15,566	$32,386	$33,665
Canada	1,737	1,591	3,633	3,498
Other	249	325	542	679
Net sales	$17,286	$17,482	$36,561	$37,842

Geographic sales information is based on the location of the customer.  As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three and six months ended June 30, 2024, and 2023 respectively.

Discounts.  We offer six classes of customer discounts:  1) Retail, 2) Military/First Responder, 3) Business, 4) Commercial, 5) Commercial Pro, and 6) Employees. There are no other classes of discounts, and any discounts given will fall into one of these six categories.  Such discounts are not deemed to be variable consideration  nor convey a material right to these customers since the discounted pricing they receive in a discount class is not incremental to others within the same class and there is no retrospective impact of such discounts.  As a result, sales are reported after deduction of discounts at the point of sale.  We do not pay slotting fees or make other payments to resellers.

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

Inventory is physically counted partially during each quarter and fully at year-end in the Texas distribution center.  At the store level, inventory is partially counted each quarter for high value items and fully at year-end. Inventory is then adjusted in our accounting system to reflect actual count results.

(in thousands)	June 30, 2024	December 31, 2023
On hand:
Finished goods held for sale	$32,640	$33,350
Raw materials and work in process	1,358	1,774
Inventory in transit	3,193	2,869
TOTAL	$37,191	$37,993

Leases.  We lease real estate for our retail store locations and may lease warehouse equipment for our Texas distribution center under long-term lease agreements;   however, as of the end of June 30, 2023, we acquired the warehouse equipment and it is now a part of our fixed assets. We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term.  We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes.

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

Our principal financial instruments held consist of T-Bills as of June 30, 2024 and December 31, 2023 which fall under level 1 of the fair value hierarchy; accounts receivable - trade, accounts payable - trade, as of June 30, 2024 and December 31, 2023, all of which fall under Level 3 of the fair value hierarchy.  As of June 30, 2024 and December 31, 2023, the carrying values of our financial instruments included in our Consolidated Balance Sheets approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the six months ended June 30, 2024 and 2023.

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

Accounts Receivable - Trade and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at June 30, 2024, December 31, 2023, and January 1, 2023 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets was less than $0.01 million during each of the six months ended June 30, 2024 and 2023.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years. Our “Other intangible assets” is fully amortized as of June 30 2024.

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

3.  INCOME TAX

Our effective tax rate for the three months ended June 30, 2024 and 2023 was 32.9% and 32.9%, respectively.  Our effective tax rate for the six months ended June 30, 2023 and 2022 was 26.9% and 31.1%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

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

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan” and, together with the 2013 Plan, the “Plans”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023. The 2023 Plan initially reserved up to 800,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees. In June 2023, as part of their annual director compensation, certain of our non-employee directors were granted a total of 12,993 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date. In October 2023, the Company granted to Ms. Carr a total of 276,000 service-based RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to Ms. Carr’s continued employment as of each vesting date.  In March 2024, the Company granted to certain employees other than Ms. Carr a total of 59,649 RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to the recipients’ continued employment as of each vesting date. In June 2024, the Company granted 14,000 shares to various members of the Board of Directors, which will vest ratably over the next four years.

A summary of the activity for non-vested restricted stock and RSU awards as of June 30, 2024 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2024	623	$5.12
Granted	74	0.85
Forfeited	(6)	5.00
Vested	23	4.73
Balance, June 30, 2024	714	$4.38

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million and $0.2 million for the three months and $0.4 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO in October 2018 will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of June 30, 2024, there was unrecognized compensation cost related to non-vested, service-based RSU awards of $1.4 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2024	$324
2025	564
2026	419
2027	37
2028	6
$1,350

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the six months ended June 30, 2024 and 2023, we issued 23,301 and 39,199 shares, respectively, resulting from the vesting of RSUs. We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares may be satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023

Numerator:
Net income	$101	$531	$626	$1,195

Denominator:
Basic weighted-average common shares outstanding	8,415,795	8,327,178	8,406,156	8,315,214
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	8,330	7,156	596	367
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	80,943	32,570	60,404	14,388
Diluted weighted-average common shares outstanding	8,505,068	8,366,904	8,467,156	8,329,969

Basic earnings per share	0.01	0.06	0.07	0.14
Diluted earnings per share	0.01	0.06	0.07	0.14

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of June 30, 2024, $5.0 million remained available for repurchase under this new program.

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

Currently, the Company operates a total of 101 retail stores.  There are 91 stores in the United States (“U.S,”), ten stores in Canada and one store in Spain.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million, $0.1 million, and $0.2 million as of June 30, 2024, December 31, 2023, and January 1, 2023. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of June 30, 2024, December 31, 2023, and January 1, 2023.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of June 30, 2024, December 31, 2023 and January1, 2023, our gift card liability, included in accrued expenses and other liabilities, was $0.1 million, $0.3 million and $0.3 million, respectively. We recognized gift card revenue of $0.2 million for the six months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024 and 2023, we recognized $0.1 million and $0.2 million respectively in net sales associated with gift cards.

For the six months ended June 30, 2024 and 2023, we recognized $0.2 million and $0.3 million respectively in net sales associated with gift cards.

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

Leases.  We lease real estate for our retail store locations and may lease warehouse equipment for our Texas distribution center under long-term lease agreements; however, as of the end of June 30, 2024, we did not have any warehouse equipment leases.  We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term.  We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes.

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

Results of Operations

Three Months Ended June 30, 2024 and 2023

The following table presents selected financial data:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Sales	$17,286	$17,482	$(196)	(1.1)%
Gross profit	10,018	10,921	(903)	(8.3)%
Gross margin percentage	58.0%	62.5%		(4.5)%
Operating expenses	9,955	10,131	(176)	(1.7)%
Income from operations	$63	$790	$(727)	(92.0)%

Net Sales

Consolidated net sales for the quarter ended June 30, 2024 decreased $0.2 million, or 1.1%, compared to the corresponding prior year period.  We believe the decrease in sales was due to ongoing weak consumer demand compared to a year ago resulting from ongoing uncertainty related to global political, economic and other uncontrollable factors.

Our store footprint consisted of 101 and 103 stores at June 30, 2024 and June 30, 2023, respectively.

We opened one store and closed one store in the second quarter. We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit for the quarter decreased by $0.9 million, or 8.3%, compared to the same period in 2023, and our gross margin percentage for the quarter ended June 30, 2024, decreased year over year by 450 basis points  due to a one-time accounting adjustment in cost of sales as reported in our 2023 second quarter 10-Q.

Operating expenses

Operating expenses for the quarter decreased $0.2 million or 1.7% compared to the corresponding prior year period, primarily as a result of a decrease in employment costs of $0.4 million and a decrease in office supplies of $0.1 million partially offset by an increase in medical group insurance of about $0.1 million, increase in other outside services of $0.1 million, and an increase in marketing of $0.1 million.

Income Taxes

Our effective tax rate for the three months ended June 30, 2024 and June 30 2023 was 32.9% respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the change in our valuation allowance associated with our deferred tax assets.

Six Months Ended June 30, 2024 and 2023

The following table presents selected financial data:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Sales	$36,561	$37,842	$(1,281)	(3.4)%
Gross profit	20,938	22,740	(1,802)	(7.9)%
Gross margin percentage	57.3%	60.1%		(2.8)%
Operating expenses	20,226	20,969	(743)	(3.5)%
Income from operations	$712	$1,771	$(1,059)	(59.8)%

Net Sales

Consolidated net sales for the six months ended June 30, 2024 decreased $1.3 million, or 3.4%, compared to the corresponding prior year period.  We believe the decrease in sales was due to ongoing weak consumer demand compared to a year ago due to continued weaker consumer demand resulting from ongoing uncertainty related to global political, economic and other uncontrollable factors, and a decline in consumer response to our promotional activities.

Our store footprint consisted of 101 and 103 stores at June 30, 2024 and June 30, 2023, respectively.

We opened one store and closed one store in the six months ending June 30, 2024. We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projection for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.  We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit decreased by $1.8 million, or 7.9%, compared to the same period in 2023, and our gross margin percentage for the six months ended June 30, 2024, decreased year over year by 280 basis points due to a one-time accounting adjustment in cost of sales as reported in our 2023 second quarter 10-Q.

Operating expenses

Operating expenses decreased $0.7 million or 3.5% compared to the corresponding prior year period, primarily as a result of a decrease in employment costs of $1.0 million, partially offset by an increase in medical insurance of $0.2 million and an increase in marketing expense of $0.1 million.

Income Taxes

Our effective tax rate for the six months ended June 30, 2024 was 26.9% compared to 31.1% for the same period in 2023.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the change in our valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of June 30, 2024 totaled $11.5 million.

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

Share Repurchase Program and Share Repurchase

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of June 30, 2024, $5.0 million remained available for repurchase under this new program.

Cash Flows (six months)

(amounts in thousands)	2024	2023
Net cash provided by operating activities	$572	$2,329
Net cash used in investing activities	(1,428)	(174)
Net cash used in financing activities	(1)	(3)
Effect of exchange rate changes on cash and cash equivalents	229	(94)
Net (decrease) increase in cash and cash equivalents	$(628)	$2,058

For the six months ended June 30, 2024, cash from operations generated $0.6 million driven by a net income of $0.6 million, non-cash expense of $2.8 million, including depreciation, amortization, and stock-based compensation, a net reduction in inventory of $0.8 million partially offset by a reduction in lease liability payments of $1.8 million, decrease in accrued expense and other liabilities of $0.7 million,  an increase in prepaid expense of $0.4 million, and an increase in accounts receivable of $0.1 million. We invested $1.4 million in capital expenditure primarily related to replacing a new roof at our corporate headquarters and other new capital investments due to new store openings and store relocations.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $0.6 million.

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

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer) , evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2024. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, with the participation of our Chief Executive Officer, concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 6, Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference.  We have not identified any new risk factors as of June 30, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2024	—	—	—	$4,997,000
May 1 – May 31, 2024	—	—	—	$4,997,000
June 1 – June 30, 2024	—	—	—	$4,997,000
Total	—	—	—

Item 6.	Exhibits.

Exhibit Number	Description

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 7, 2024	By:	/s/ Janet Carr
Janet Carr
Chief Executive Officer