Form 10-Q
period 2024-09-30
TANDY LEATHER FACTORY INC
filed 2024-11-12
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of November 11, 2024, the registrant had 8,422,296 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

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

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,055	$12,159
Accounts receivable-trade, net of allowance for credit losses of $31 at September 30, 2024 and December 31, 2023	351	264
Inventory	38,149	37,993
Income tax receivable	949	248
Prepaid expenses	808	475
Other current assets	80	113
Total current assets	50,392	51,252

Property and equipment, at cost	30,985	28,678
Less accumulated depreciation	(19,053)	(18,131)
Property and equipment, net	11,932	10,547

Operating lease assets	9,566	8,995
Financing lease assets	-	23
Deferred income taxes	659	880
Other assets	488	438
TOTAL ASSETS	$73,037	$72,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,319	$2,333
Accrued expenses and other liabilities	2,483	3,140
Income taxes payable	-	288
Current portion of operating lease liabilities	3,080	3,172
Total current liabilities	7,882	8,933

Deferred income taxes	9	9
Uncertain tax positions	388	388
Other non-current liabilities	228	205
Operating lease liabilities, non-current	6,912	6,253
Finance lease liabilities, non-current	-	1

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,846,670 and 9,823,621 shares issued at September 30, 2024 and December 31, 2023, respectively; 8,422,514 and 8,399,245 shares outstanding at September 30, 2024 and December 31, 2023, respectively	23	23
Paid-in capital	4,515	3,981
Retained earnings	64,153	63,659
Treasury stock at cost (1,424,156 shares at September 30, 2024 and December 31, 2023)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,300)	(1,544)
Total stockholders’ equity	57,618	56,346
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,037	$72,135

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$17,351	$17,542	$53,913	$55,384
Cost of sales	7,329	6,604	22,953	21,707
Gross profit	10,022	10,938	30,960	33,677

Operating expenses	10,289	10,058	30,515	31,027

Income (loss) from operations	(267)	880	445	2,650

Other income (expense):
Interest income	85	-	266	-
Other, net	(1)	(43)	(38)	(80)
Total other income (expense)	84	(43)	228	(80)

Income (loss) before income taxes	(183)	837	673	2,570

Income tax provision (benefit)	(51)	201	178	739

Net income (loss)	$(132)	$636	$495	$1,831

Foreign currency translation adjustments, net of tax	34	(185)	244	(294)

Comprehensive income (loss)	$(98)	$451	$739	$1,537

Net income (loss) per common share:
Basic	$(0.02)	$0.08	$0.06	$0.22
Diluted	$(0.02)	$0.08	$0.06	$0.22

Weighted average number of shares outstanding:
Basic	8,422,514	8,329,676	8,412,923	8,318,257
Diluted	8,514,153	8,404,741	8,511,899	8,353,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$495	$1,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	927	889
Operating lease asset amortization	2,669	2,547
Stock-based compensation	534	656
Deferred income taxes	221	(30)
Changes in operating assets and liabilities:
Accounts receivable-trade	(88)	74
Inventory	(91)	(444)
Prepaid expenses	(340)	67
Other current assets	33	30
Accounts payable-trade	(13)	(1,668)
Accrued expenses and other liabilities	(629)	(59)
Income taxes, net	(981)	73
Other assets	(50)	(66)
Operating lease liabilities	(2,650)	(2,696)
Total adjustments	(458)	(627)
Net cash provided by operating activities	37	1,204

Cash flows from investing activities:
Purchase of property and equipment	(2,315)	(334)
Net cash used in investing activities	(2,315)	(334)

Cash flows from financing activities:
Payment of finance lease obligations	(1)	(12)
Repurchase of common stock	-	(11)
Net cash used in financing activities	(1)	(23)

Effect of exchange rate changes on cash and cash equivalents	175	(199)

Net increase (decrease) in cash and cash equivalents	(2,104)	648

Cash and cash equivalents, beginning of period	12,159	7,975
Cash and cash equivalents, end of period	$10,055	$8,623

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	8,399,245	$23	$3,981	$(9,773)	$63,659	$(1,544)	$56,346
Stock-based compensation expense	-	-	197	-	-	-	197
Vesting of restricted stock units	2,727	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	525	-	525
Foreign currency translation adjustments, net of tax	-	-	-	-	-	170	170
Balance, March 31, 2024	8,401,972	$23	$4,178	$(9,773)	$64,184	$(1,374)	$57,238
Stock-based compensation expense	-	-	157	-	-	-	157
Vesting of restricted stock units	20,574	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	101	-	101
Foreign currency translation adjustments, net of tax	-	-	-	-	-	40	40
Balance, June 30, 2024	8,422,546	23	4,335	(9,773)	64,285	(1,334)	57,536
Stock-based compensation expense	-	-	180	-	-	-	180
Vesting of restricted stock units	-	-	-	-	-	-	-
Repurchase of common stock	(32)	-	-	-	-	-	-
Net income (loss)	-	-	-	-	(132)	-	(132)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	34	34
Balance,September 30, 2024	8,422,514	23	4,515	(9,773)	64,153	(1,300)	57,618

Balance, December 31, 2022	8,293,149	$23	$3,222	$(9,773)	$59,891	$(1,900)	51,463
Stock-based compensation expense	-	-	228	-	-	-	228
Vesting of restricted stock units	17,518	-	-	-	-	-	-
Net income	-	-	-	-	664	-	664
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(39)	(39)
Balance, March 31, 2023	8,310,667	$23	$3,450	$(9,773)	$60,555	$(1,939)	$52,316
Stock-based compensation expense	-	-	219	-	-	-	219
Vesting of restricted stock units	21,681	-	-	-	-	-	-
Net income	-	-	-	-	531	-	531
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(70)	(70)
Balance, June 30, 2023	8,332,348	23	3,669	(9,773)	61,086	(2,009)	52,996
Stock-based compensation expense	-	-	209	-	-	-	209
Vesting of restricted stock units	-	-	-	-	-	-	-
Repurchase of common stock	(2,701)	-	(11)	-	-	-	(11)
Net income	-	-	-	-	636	-	636
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(185)	(185)
Balance, September 30, 2023	8,329,647	23	3,867	(9,773)	61,722	(2,194)	53,645

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

The Company currently operates a total of 100 retail stores, with 2 temporarily closed as of September 30, 2024 while they are moved to a new location. There are 90 stores in the United States (“U.S.”), nine stores in Canada and one store in Spain.

The Company’s common shares currently trade on the Nasdaq Capital Market under the symbol “TLF.”

We operate as a single segment and report on a consolidated basis.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2024 and December 31, 2023, our results of operations and our cash flows for the nine months ended September 30, 2024 and 2023, and our statements of stockholders’ equity as of and for the nine months ended September 30, 2024 and 2023. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2023.

Significant Accounting Policies

Cash and cash equivalents.  The Company considers investments with a maturity, at time of purchase,of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions pending settlement in less than seven days are classified as cash and cash equivalents.

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

Revenue Recognition.  Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store, (2) via web sales, and (3) sales of product directly to commercial customers. We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise to a customer. At the store, our performance obligation is met and revenue is recognized when a sales transaction occurs with a customer. When merchandise is shipped to a customer, our performance obligation is met, and revenue is recognized when control passes to the customer. Shipping terms are normally free on board (“FOB”) shipping point, and control passes when the merchandise is shipped to the customer. Sales tax and comparable foreign tax are excluded from net sales, while shipping charged to our customers is included in net sales. Net sales are based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.1 million, $0.1 million, and $0.2 million as of September 30, 2024, December 31, 2023, and January 1, 2023. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of September 30, 2024, December 31, 2023, and January 1, 2023.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of September 30, 2024, December 31, 2023 and January 1, 2023, our gift card liability, included in accrued expenses and other liabilities, was $0.1 million, $0.3 million and $0.3 million, respectively. We recognized gift card revenue of $0.3 million and $0.4 million for the nine months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024 and 2023, we recognized $0.2 million in net sales associated with gift cards.

For the nine months ended September 30, 2024 and 2023, we recognized $0.3 million in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three and nine months ended September 30, 2024 and 2023 is disaggregated by geographic areas as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$15,468	$15,613	$47,854	$49,278
Canada	1,659	1,675	5,293	5,173
Other	224	254	766	934
Net sales	$17,351	$17,542	$53,913	$55,384

Geographic sales information is based on the location of the customer.  As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three and nine months ended September 30, 2024, and 2023 respectively.

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

Property and equipment, net of accumulated depreciation.  Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are three to ten years for equipment and machinery, seven to fifteen years for furniture and fixtures, five years for vehicles, and forty years for buildings and related improvements.  Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the asset.  Repairs and maintenance costs are expensed as incurred but are capitalized if the related cost extends the life of the assets.

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

The majority of inventory purchases and commitments are paid for in U.S. dollars in order to limit the Company’s exposure to foreign currency fluctuations.  Goods shipped to us are recorded as inventory owned by us when the risk of loss shifts to us from the supplier.

Inventory is physically counted partially during each quarter and fully at year-end in the Texas distribution center.  At the store level, inventory is partially counted each quarter for high value items and fully at year-end. Inventory is then adjusted in our accounting system to reflect actual count results.

(in thousands)	September 30, 2024	December 31, 2023
Inventory on-hand:
Finished goods held-for-sale	$34,312	$33,350
Raw materials and work in-process	1,293	1,774
Inventory-in-transit	2,544	2,869
TOTAL	$38,149	$37,993

Leases.  We lease real estate for our retail store locations and may lease warehouse equipment for our Texas distribution center under long-term lease agreements. We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term.  We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes.

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

Our principal financial instruments held consist of T-Bills as of September 30, 2024, which fall under level 1 of the fair value hierarchy and accounts receivable - trade, accounts payable - trade, which fall under Level 3 of the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the carrying values of our financial instruments included in our Consolidated Balance Sheets approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the nine months ended September 30, 2024 and 2023.

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

Accounts Receivable - Trade and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance.  Accounts receivable are generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at September 30, 2024, December 31, 2023, and January 1, 2023 each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets was less than $0.01 million during each of the nine months ended September 30, 2024 and 2023.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years. Our “Other intangible assets” was fully amortized as of September 30, 2024.

Comprehensive Income (loss).  Comprehensive income (loss) includes net income or loss and certain other items that are recorded directly to stockholders’ equity. The Company’s only source of other comprehensive income (loss) is foreign currency translation adjustments, and those adjustments are presented net of tax.

2. NOTES PAYABLE AND LONG-TERM DEBT

On November 2, 2023, the Company renewed the promissory note under its credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. through October 31, 2024.  Under the Credit Agreement, the bank will provide the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged, as collateral, certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  The interest rate is based on CME term SOFR + 210 basis points and the maturity is 1 year.  As of the date of this filing, no funds had been borrowed under this facility, and we are in compliance with all covenants.

3.  INCOME TAX

Our effective tax rate for the three months ended September 30, 2024 and 2023 was 27.7% and 24.0%, respectively.  Our effective tax rate for the nine months ended September 30, 2024 and 2023 was 26.5% and 28.0%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2013 Restricted Stock Plan (the “2013 Plan”) was adopted by our Board of Directors in January 2013 and approved by our stockholders in June 2013.  The 2013 Plan initially reserved up to 300,000 shares for restricted stock and restricted stock unit (“RSU”) awards to our executive officers, non-employee directors and other key employees.  In June 2020, our stockholders approved an increase to the plan reserve to 800,000 shares of our common stock and extended the 2013 Plan to June 2023. Awards granted under the 2013 Plan may be service-based awards or performance-based awards and may be subject to a graded vesting schedule with a minimum vesting period of four years, unless otherwise determined by the Compensation Committee of the Board of Directors that administers the plan. All shares remaining ungranted under the 2013 Plan were canceled upon the adoption of the new 2023 Plan described below.

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan” and, together with the 2013 Plan, the “Plans”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023. The 2023 Plan initially reserved up to 800,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees. In June 2023, as part of their annual director compensation, certain of our non-employee directors were granted a total of 12,993 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date. In October 2023, the Company granted  Ms. Carr, our chief executive officer (“CEO”) a total of 276,000 service-based RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to Ms. Carr’s continued employment as of each vesting date.  In March 2024, the Company granted to certain employees other than Ms. Carr a total of 59,649 RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to the recipients’ continued employment as of each vesting date. In June 2024, the Company granted 14,000 shares to various members of the Board of Directors, which will vest ratably over the next four years.

A summary of the activity for non-vested restricted stock and RSU awards as of September 30, 2024 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2024	623	$5.12
Granted	74	0.85
Forfeited	(6)	5.00
Vested	23	4.73
Balance, September 30, 2024	714	$4.38

The Company’s stock-based compensation relates primarily to RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.2 million for the three months ended September 30, 2024 and 2023, respectively and $0.5 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company has concluded it is not probable that the performance conditions related to performance-based RSUs granted to our CEO in October 2018 will be achieved, and as a result no compensation expense related to performance-based RSUs has been recorded.

As of September 30, 2024, there was unrecognized compensation cost related to non-vested, service-based RSU awards of $1.2 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2024	$159
2025	555
2026	413
2027	35
2028	7
$1,169

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the nine months ended September 30, 2024 and 2023, we issued 23,301 and 39,199 shares, respectively, resulting from the vesting of RSUs. We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares may be satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023

Numerator:
Net income (loss)	$(132)	$636	$495	$1,831

Denominator:
Basic weighted-average common shares outstanding	8,422,514	8,329,676	8,412,923	8,318,257
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	2,989	3,015	2,041	1,935
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	88,651	72,050	96,935	33,255
Diluted weighted-average common shares outstanding	8,514,153	8,404,741	8,511,899	8,353,447

Basic earnings (loss) per share	(0.02)	0.08	0.06	0.22
Diluted earnings (loss) per share	(0.02)	0.08	0.06	0.22

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

7.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of August 31, 2024, the Company had purchased less than $10,000 of shares under this plan.

On September 17, 2024, the Board of Directors approved the renewal of the stock plan and the Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of September 30, 2024, $5.0 million remained available for repurchase under this new program.

8.  SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Company renewed the promissory note under its Credit Agreement with JPMorgan Chase Bank, N.A. through October 31, 2025.   The terms remain the same as disclosed above in Note 2 of our financial statements.

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

Currently, the Company operates a total of 100 retail stores.  There are 90 stores in the United States (“U.S,”), nine stores in Canada and one store in Spain.

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been and continue to be our competitive advantage: where our consumers learn the craft in classes, open table     , and from the expertise of our store staff, where they can touch, feel and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase products – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our Commercial Division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, bulk and volume-based competitive pricing, customized product development, and production and pre-production services, we are building long-term, strategic relationships with our largest customers.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

The following table presents selected financial data:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Sales	$17,351	$17,542	$(191)	(1.1)%
Gross profit	10,022	10,938	(916)	(8.4)%
Gross margin percentage	57.8%	62.4%		(4.6)%
Operating expenses	10,289	10,058	231	2.3%
Income (loss) from operations	$(267)	$880	$(1,147)	(130.3)%

Net Sales

Consolidated net sales for the quarter ended September 30, 2024 decreased $0.2 million, or 1.1%, compared to the corresponding prior year period.  We believe the decrease in sales was due in part to temporary store closures related to store relocation and weather including Hurricanes Beryl, Debby, Francine and Helene, and ongoing weak consumer demand compared to a year ago resulting from uncertainty related to global political, economic and other uncontrollable factors.

Our store footprint consisted of 100 and 103 stores at September 30, 2024 and September 30, 2023, respectively.  During the 12-month period ending September 30, 2024, we closed 5 stores and opened 2 new stores for a net decrease of 3 stores.  Of the 100 current stores, 2 are temporarily closed during relocation and will reopen before the end of the year.

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

Gross Profit

Gross profit for the quarter decreased by $0.9 million, or 8.4%, compared to the same period in 2023, and our gross margin percentage for the quarter ended September 30, 2024, decreased year-over-year by 460 basis points due primarily to timing of capitalization of our inventoriable costs, and greater promotional activity this year compared to same period last year, to help overcome decreased consumer discretionary spend.

Operating expenses

	Three Months Ended September 30,
(in thousands)	2024	2023
Operating expenses	$10,289	$10,058
Adjusted operating expenses	$10,289	$10,058

Operating expenses % of sales	59.3%	57.3%
Adjusted operating expenses % of sales	59.3%	57.3%

Operating expenses for the quarter increased by $0.2 million or 2.3% compared to the corresponding prior year period, primarily as a result of an increase in employment costs of $0.6 million due to higher wages, in particular for retail and other hourly employees, partially offset by a decrease in bonus accrual of $0.3 million and a decrease of $0.1 million in miscellaneous operating expenses including travel, repairs, and insurance.

Income Taxes

Our effective tax rate for the three months ended September 30, 2024 and September 30, 2023 was 27.7% and 24.0% respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, and expenses that are nondeductible for tax purposes, and the estimates in our valuation allowance associated with our deferred tax assets.

Nine Months Ended September 30, 2024 and 2023

The following table presents selected financial data:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Sales	$53,913	$55,384	$(1,471)	(2.7)%
Gross profit	30,960	33,677	(2,717)	(8.1)%
Gross margin percentage	57.4%	60.8%		(3.4)%
Operating expenses	30,515	31,027	(512)	(1.8)%
Income from operations	$445	$2,650	$(2,206)	(83.3)%

Net Sales

Consolidated net sales for the nine months ended September 30, 2024 decreased $1.5 million, or 2.7%, compared to the corresponding prior year period.  We believe the decrease in sales was due in part to temporary store closure and ongoing weak consumer demand compared to a year ago, continued weaker consumer demand resulting from ongoing uncertainty related to global political, economic and other uncontrollable factors, exacerbated by temporary store closures and moves.

Our store footprint consisted of 100 and 103 stores at September 30, 2024 and September 30, 2023, respectively.  During the 12-month period ending September 30, 2024, we closed 5 stores and opened 2 new stores for a net decrease of 3 stores.  Of the 100 current stores, 2 are temporarily closed during relocation and will reopen before the end of the year.

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

Gross Profit

Gross profit decreased by $2.7 million, or 8.1%, compared to the same period in 2023, and our gross margin percentage for the nine months ended September 30, 2024, decreased year over year by 340 basis points due to a one-time accounting adjustment in cost of sales as reported in our 2023 second quarter 10-Q, and timing of capitalization of inventoriable costs in Q3 2024 and greater promotional activity to help overcome decreased consumer discretionary spend .

Operating expenses

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating expenses	$30,515	$31,027
Adjusted operating expenses	$30,515	$31,027

Operating expenses % of sales	56.6%	56.0%
Adjusted operating expenses % of sales	56.6%	56.0%

Operating expenses decreased by $0.5 million or 1.7% compared to the corresponding prior year period, primarily as a result of a decrease in bonus accrual of $1.0 million, partially offset by an increase in medical insurance of $0.2 million, an increase in employment costs of $0.2 million, and an increase in utilities of $0.1 million.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2024 was 26.5% compared to 28.8% for the same period in 2023.  Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the change in our valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of September 30, 2024 totaled $10.1 million.

On November 2, 2023, the Company renewed the promissory note under its credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. through October 31, 2024.  Under the Credit Agreement, the bank will provide the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged as collateral certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  The interest rate is based on CME term SOFR + 210 basis points and the maturity is 1 year.  As of the date of this filing, no funds had been borrowed under this facility, and we are in compliance with all covenants.

Share Repurchase Program and Share Repurchase

On August 7, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of August 31, 2024, the Company had purchased less than $10,000 of shares under this plan.

On September 17, 2024, the Board of Directors approved the renewal of the stock plan and the  Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026.  As of September 30, 2024, $5.0 million remained available for repurchase under this new program.

Cash Flows (Nine months)

(amounts in thousands)	2024	2023
Net cash provided by operating activities	$37	$1,204
Net cash used in investing activities	(2,315)	(334)
Net cash used in financing activities	(1)	(23)
Effect of exchange rate changes on cash and cash equivalents	175	(199)
Net increase (decrease) in cash and cash equivalents	$(2,104)	$648

For the nine months ended September 30, 2024, cash from operations generated $0.1 million driven by a net income of $0.5 million, non-cash expense of $4.1 million, including depreciation, amortization, and stock-based compensation, a decrease in deferred income taxes of $0.2 million, partially offset by a reduction in lease liability payments of $2.7 million, an increase in income tax payments of $1.0 million, decrease in accrued expense and other liabilities of $0.6 million,  an increase in prepaid expense of $0.3 million, and an increase in inventory of $0.1 million. We invested $2.3 million in capital expenditure primarily related to replacing a new roof at our corporate headquarters and other new capital investments due to new store openings and store relocations.  The activities above, in addition to the effect of exchange rate changes, resulted in a net decrease in cash of $2.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer) , evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2024. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, with the participation of our Chief Executive Officer, concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 6, Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference.  We have not identified any new risk factors as of September 30, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2024	—	—	—	$4,997,000
August 1 – August 31, 2024	—	—	—	$4,997,000
September 1 – September 30, 2024	-	$4.22	32	$4,997,000
Total	—	—	32

Item 6.	Exhibits.

Exhibit Number	Description
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

10.8	Form of Restricted Stock Unit Agreement dated October 23, 2023 between the Company and Janet Carr

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 12, 2024	By: /s/ Janet Carr
Janet Carr
Chief Executive Officer
(principal executive officer and principal financial officer)