Form 10-K
period 2024-12-31
TANDY LEATHER FACTORY INC
filed 2025-02-26
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.   ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $15,218,690 at December 31, 2024 (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 26, 2024, there were 8,496,581 shares of the registrant’s common stock outstanding.

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

What differentiates Tandy from the competition is our high brand equity, awareness, and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, and a hub for the local leathercrafting community, and our 100-year plus heritage.

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

Retail Fleet

The Company currently operates a total of 101 retail stores. There are 91 stores in the United States (“U.S.”), 9 stores in Canada and one store in Spain.

As of December 31, 2024, all Tandy locations, other than our corporate headquarters facilities (which includes our flagship store, corporate offices, distribution center, and production facility) were leased.  Since January 22, 2025, when the Company completed the sale of its corporate headquarters facilities in Fort Worth, Texas, all Tandy locations are leased.

Business Strategy

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been, and continue to be, our competitive advantage: where our consumers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel, and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase product – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our commercial division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, volume-based competitive pricing, customized product development, and assembly and pre-assembly services, we are building long-term, strategic relationships with our largest customers.

Going forward, our strategy is to continue to:

•	manage our cost base and use of cash and focus on strengthening our sales by leveraging our competitive advantage of our retail stores.

•
improving our employee product knowledge, customer service level, and in-store and virtual classes and community engagement as well as expanding workshop space in stores with machines are the highest priorities.

•	give customers good reasons to visit stores, and an excellent return on their time investment when they do.

Economic Conditions

Over the past 3 years, as post-covid inflation had significant impact on food and housing costs, our customers have pulled back on discretionary spending.  At the time of filing this Form 10-K, the American and world economies continue to be affected by a combination of factors arising from the continuing war in Ukraine, the more recent and worsening crisis in Israel and the Middle East, and continued tensions between the U.S. and China.  Furthermore, it is not clear how a new U.S. administration will affect inflation, employment, cost of goods through tariffs, tax policy and other external factors that may have an impact on our employees, our customers or the financial performance of Tandy.

Customers

Our customers fall into two broad categories: those who shop in retail stores and on our website (“Retail Customers”) and those whom we serve through our commercial division (“Commercial Customers”).  Retail Customers range from hobbyists to institutions (schools, camps, and other groups) to small businesses.  Affinity groups like Military and First Responders and smaller and larger businesses who purchase in our retail stores receive special pricing or general discounts.  To be served through our commercial division, customers generally need to spend more than $20,000 annually.

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

Our stores offer a broad selection of products combined with leathercraft expertise in a one-stop shop.  Not only can customers purchase leather, related accessories and supplies necessary to complete their projects from a single source, but many of our store associates are also leathercrafters themselves and can provide suggestions and advice on our customers’ projects.  Customers value the expertise and high level of customer service from our store associates, the convenience of taking their purchases immediately, as well as the ability to touch, feel and choose their individual pieces of leather, an organic product in which each piece is unique.  We also offer numerous classes and open workbenches where customers can work on projects together with the leathercrafting community, and test new tools and techniques.

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

Distribution

Our stores receive the majority of their inventory from our central distribution center located in Fort Worth, Texas, in weekly or, increasingly, bi-monthly shipments, using third-party transportation providers.  Occasionally, merchandise is shipped to stores directly from the vendor.  We now fulfill all of our U.S. and many of our international web orders from our Fort Worth distribution center.  Canada web orders are fulfilled out of our 9 Canada stores, and European web orders are fulfilled out of our Spain store.  We have a global customer service team that handles web order inquiries and phone orders.  Our goal is to optimize the tradeoff between the sales and market share we realize from having a broad product line against the safety stock required to support those items.  We generally maintain higher inventories of imported or long-lead-time items to ensure a continuous supply. Increased product assortment and some supply chain disruptions over the past several years have put upward pressure on inventory, offset by better sell-throughs, test-and-learn buying, and strategic partnerships with vendors.   We have been executing a number of strategic initiatives to test smaller quantities of new items online, buying into them only when we are certain of their success, to tailor product assortments to the needs of local customers in each store, and to ship directly from vendors to customers.  We carry about 6,500 stock-keeping units (SKUs) in our current product line and continue to refine both the line, the lead times and safety stock levels required to meet customer demand, online vs. in-store assortment, and overall total inventory levels needed to grow sales and market share.

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

Suppliers

We purchase merchandise and raw materials from nearly 150 suppliers from the United States and approximately 20 foreign countries.  In general, our 10 largest suppliers account for approximately 55% of our inventory purchases, and we had one supplier in 2024 who represented about 12% of our purchases.

Because leather is sold internationally, market conditions abroad are likely to affect the price of leather in the U.S.  Aside from increasing purchases when we anticipate price increases (or possibly delaying purchases if we foresee price declines), we do not attempt to hedge our inventory costs.

Our supply chain and vendor relationships remain strong.  We are focused on continuing to align our product and sourcing strategies to elevate the overall quality, consistency, and agility to meet the diverse needs of our existing consumers and attract new ones to the brand.  While pandemic-related supply chain shocks have been resolved, freight costs and reliability remain volatile and tight labor markets and rising wages continue to pressure costs across all areas.

Compliance with Environmental Laws

Our compliance with federal, state and local environmental protection laws has not had, and is not expected to have, a material effect on our capital expenditures, earnings, or competitive position.

Employees

As of December 31, 2024, we employed 542 people, 414 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that our relations with employees are good.

Intellectual Property

The Company owns all the material trademark rights used in connection with the production, marketing, distribution and sale of all Tandy-branded products.  In addition, we license a limited number of our trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition co-branded projects.  Major trademarks include federal trade name registrations for “Tandy Leather Factory,” “Tandy Leather Company,” and “Tandy.”  The Company is not dependent on any one particular trademark or design patent, although it believes that the “Tandy” and “Tandy Leather” names are important for its business.  In addition, Tandy owns several patents for specific belt buckles and leather-working equipment.  Tandy monitors its trademarks and trade names and where appropriate pursues infringers.  The Company expects that its material trademarks will remain in full force and effect for as long as we continue to use and renew them.

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

Information about our Executive Officers

The following table sets forth information concerning our executive officers as of December 31, 2024:

Name	Age	Executive Since	Position
Janet Carr	63	2018	Chief Executive Officer

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

Ms. Carr resigned as Chief Executive Officer and was replaced on January 6, 2025, by Johan Hedberg.   See note on “Subsequent Events” below.

ITEM 1A.	RISK FACTORS

Risks Related to our Business and Business Strategy

The successful execution of our multi-year transformation and operational efficiency initiatives is key to the long-term growth of our business.
The Company continues to implement a large number of initiatives to transform the Company’s business, improve sales long term and improve operational efficiency.  These include the closing or relocation of underperforming stores and opening of new store concepts, the further development of our new division focused on serving commercial customers, pricing and marketing initiatives, systems improvements, and other changes.  The Company believes that long-term growth will be realized through these transformational efforts over time, however there is no assurance that such efforts will be successful.  Actual costs incurred and the timeline of these initiatives may differ from our expectations.  If these initiatives are unsuccessful, our business, financial condition and results of operation could be materially adversely affected.

Our business is subject to the risks inherent in global sourcing activities.
As a Company engaged in sourcing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	unavailability of, or significant fluctuations in the cost of, raw materials;
•	disruptions or delays in shipments; and volatility of pricing in shipment costs.
•	loss or impairment of key assembly or distribution sites, which also could result in a former manufacturer beginning to produce similar products that compete with ours;
•	inability to engage new independent manufacturers that meet the Company’s cost-effective sourcing model;
•	product quality issues;
•	compliance by us and our independent manufacturers and suppliers with labor laws and other foreign governmental regulations;
•	imposition of additional duties, taxes, new tariffs, and other charges on imports or exports;
•	embargoes against products originating in countries from which we source;
•	increases in the cost of labor, fuel (including volatility in the price of oil), travel and transportation;
•	compliance by our independent manufacturers and suppliers with our Code of Business Conduct and Ethics and our Animal Welfare Policy;
•	political unrest;
•	unforeseen public health crises, such as pandemic (e.g., the COVID-19 pandemic) and epidemic diseases;
•	natural disasters or other extreme weather events, whether as a result of climate change or otherwise; and
•	acts of war or terrorism and other external factors over which we have no control.

Increases in the price of leather and other items we sell or a reduction in availability of those products could increase our cost of goods and decrease our profitability.
The prices we pay our suppliers for our products are dependent in part on the market price for leather, metals, and other products.  The cost of these items may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation and fuel costs, government regulation including potential trade barriers such as tariffs, economic climates, war or other political considerations, and other unpredictable factors.  Leather prices worldwide have been relatively stable for the past several years although the outlook for future prices is uncertain.  Increases in these costs, together with other factors, would make it difficult for us to sustain the gross margin level we have achieved in recent years and result in a decrease in our profitability unless we are able to pass higher prices on to our customers or reduce costs in other areas.  Changes in consumers’ product preferences or lack of acceptance of our products whose costs have increased may prohibit us from passing those increases on to customers, which could cause our gross margin to decline.  If our product costs increase and our sale prices do not, our future operating results could be adversely affected unless we are able to offset such gross margin declines with comparable reductions in operating costs.  Accordingly, such increases in costs could adversely affect our business and our results of operations.

Further, involvement by the United States in war and other military operations abroad could disrupt international trade and affect our inventory sources.  Finally, livestock diseases, such as mad cow, could reduce the availability of hides and leathers or increase their cost.  The occurrence of any of these events could adversely affect our business and our results of operations.

Relocation of the Company’s headquarters and main distribution facility in 2025 might cause significant disruption to the Company’s business and operations.

In January 2025, the Company completed the sale of its headquarters facilities, including its main distribution facility and flagship store, in Fort Worth, Texas.  The Company plans to relocate these operations to new spaces beginning around the third quarter of 2025.  These relocation activities will inevitably cause disruption to the Company’s business and operations, including (but not limited to) requiring the Company set up temporary fulfillment centers for web orders while the move is in progress and establishing new facilities and procedures for distribution of products to stores and all customers during and after this period.  The Company is actively working to plan for and manage these transitions, but we cannot assure you that these processes will be completed as planned, that they will not cost significantly more than expected, or that we will not encounter unforeseen problems or challenges.  These issues could have a material adverse effect on the Company’s business and operations in 2025 or beyond.

We are subject to risks associated with leasing retail, distribution and office space under long-term and non-cancelable leases.  We may be unable to renew leases on acceptable terms.  If we close a leased retail space, we might remain obligated under the applicable lease.
We lease our retail store locations under long-term, non-cancelable leases, which have initial or renewed terms typically ranging from three years to ten years and may include lease renewal options.  In addition, we have signed a lease for the Company’s future principal offices and distribution center (including some factory production) that will run through September 2035.  We believe that most of the lease agreements we will enter into in the future will be long-term and non-cancelable.  Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities.  We generally cannot cancel these leases at our option.  If we determine that it is no longer economical to operate a retail store or other facility subject to a lease and decide to close it, as we have done in the past and will do in the future, we would generally remain obligated under the applicable lease for, among other things, payment of the base rent, common charges, and other net payments for the balance of the lease term.  In some instances, we may be unable to close an underperforming retail store without a significant financial penalty due to continuous operation clauses in our lease agreements.  In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations.  Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow.  Likewise, our obligation to continue making lease payments in respect of leases for closed retail or other spaces could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to sustain our financial performance or our past growth, which could have a material adverse effect on our future operating results.
In 2020, we experienced declines in sales and operating income primarily resulting from the COVID-19 pandemic.  In 2024, we also experienced declines, which management believes were primarily resulting from macroeconomic factors, including inflation (particularly higher food, fuel, housing and transportation costs), higher interest rates and lower government subsidies, all of which impacted the specialty retail industry and impacts our customers’ ability to make discretionary purchases such as our products.  Many other specialty retailers have experienced declining sales and losses due to the overall challenging retail environment.  Our sales and profits may continue to be negatively affected in the future.  We anticipate that our financial performance will depend on a number of factors, including consumer preferences, the strength and protection of our brand, the introduction of new products, and the success of our business strategy.

Competition, including internet-based competition, could negatively impact our business.
The retail industry is competitive, which could result in the reduction of our prices and loss of our market share. While we remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience, we compete with smaller and larger retailers focused on leather and leather crafting, some of whom have been able to offer competitive products at lower prices than ours.  We also compete with larger specialty retailers (e.g., Michaels Stores, Inc., and Hobby Lobby Stores, Inc.) that dedicate a small portion of their selling space to products that compete with ours but are larger and have greater financial resources than we do.  The Company also faces competition from internet-based retailers, in addition to traditional store-based retailers.  This could result in increased price competition since our customers can more readily search and compare products from internet-based retailers who do not need to support a physical store fleet and may be able to undercut our prices for products.  The growth of internet retailers has also significantly reduced traffic to many shopping centers and physical stores, which, if not countered by an increase in our own online retailing, could have a material adverse effect on our in-store or overall sales.

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
Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for leather and leathercraft-related items.  If we misjudge the market, we might significantly overstock unpopular products and be forced to take significant inventory markdowns, or experience shortages of key items, either of which could have a material adverse impact on our operating results and cash flow.  In addition, adverse weather conditions, economic or political instability and consumer confidence volatility could have material adverse impacts on overall customer demand, which may impact our sales and operating results.

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

Disruptions in the operation of our Fort Worth distribution center or assembly facility could have an adverse effect on our ability to supply our retail stores, fulfill web orders and/or manufacture product, resulting in possible decreases in sales and margin.

We are dependent on a limited number of distribution and sourcing centers, primarily the center located at our Fort Worth, Texas headquarters, which will be relocated during 2025 as referenced above and in Note 11 of this document.  Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers.  If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers.  We anticipate, and are planning for, a period of disruption in 2025 while we move our distribution facilities to their new location near Fort Worth, but we cannot be sure that this disruption will not exceed our forecast or interfere with our ability to allocate or distribute products as needed.  While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of assembly or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business.

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

Our performance is subject to global economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also small businesses and other retailers.  Specialty retail, and retail in general, is heavily influenced by general economic cycles.  Specifically, at the time of filing this Form 10-K, the American and world economies have been acutely affected by a combination of factors resulting from post-pandemic inflation and weak economic growth, multiple major military conflicts, and tensions with key U.S. trade partners caused by the uncertainty of a new administration.  The impacts of these events over the last year include (but are not limited to) continued high food and housing costs as a result of multiple years of high inflation, continued higher wages as a result of multiple years high employment and the associated wage growth, rising real estate prices and continued high interest rates.

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

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy
The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of its data. The Company’s information security program is managed by its Vice President, Technology, whose team is responsible for leading Company-wide cybersecurity strategy, policy, standards, architecture, and processes.

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

Cybersecurity Governance
The Company’s Board of Directors oversees management’s cybersecurity strategy.  Management provides a full briefing on various cybersecurity risk matters including risk assessments, mitigation strategies, areas of emerging risk and other areas of importance at least annually if material.  In the event of a cybersecurity incident determined to be significant, management will notify the Board.

The Company remains vigilant in its efforts to protect its systems, data, and stakeholders from cybersecurity threats and believes that its proactive and comprehensive approach positions it well to manage these risks effectively.

ITEM 2.	PROPERTIES

We lease our store locations, with the exception of our flagship store located in Fort Worth, Texas which we still owned as of December 31, 2024.  The majority of our stores have initial lease terms of at least five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  As of December 31, 2024, we owned the 22,000 square foot building that houses our flagship store.  Further, we owned our corporate headquarters, which includes our central distribution center and production facility, sales, marketing, administrative, and executive offices.  The facility consists of 191,000 square feet located on approximately 30 acres.  In January 2025, the Company completed the sale of its flagship store and corporate headquarters buildings, and those spaces have also been leased since that time as referenced in our “Subsequent Events” footnote below.

The following table summarizes the locations of our leased premises as of the date of this filing:

U. S. Locations:
Alabama	1	Missouri	3
Alaska	1	Montana	1
Arizona	3	Nebraska	1
Arkansas	1	Nevada	2
California	7	New Jersey	1
Colorado	4	New Mexico	2
Connecticut	1	New York	2
Florida	4	North Carolina	2
Georgia	2	Ohio	3
Idaho	1	Oklahoma	2
Illinois	1	Oregon	2
Indiana	1	Pennsylvania	2
Iowa	1	South Dakota	1
Kansas	1	Tennessee	3
Kentucky	1	Texas	18
Louisiana	2	Utah	4
Maryland	1	Washington	3
Massachusetts	1	Wisconsin	1
Michigan	2	Wyoming	1
Minnesota	2	Virginia	1

Canadian Locations:
Alberta	3	Ontario	2
British Columbia	1	Saskatchewan	1
Manitoba	1
Nova Scotia	1

International Locations:
Spain	1

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

There were approximately 271 stockholders of record on February 26, 2025.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2024 that were not registered under the Securities Act.

On January 24, 2025, our Board of Directors authorized a $1.50 per share special one-time cash dividend that was paid to our stockholders of record at the close of business on February 3, 2025.    The dividend, totaling $12.7 million, was paid to our stockholders on February 18, 2025.

Our Board of Directors may consider future cash dividends after giving consideration to our profitability, cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.  This policy is subject to change based on future industry and market conditions, as well as other factors.

We did not repurchase any shares of our common stocks during the fourth quarter of fiscal year 2024.

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

Currently, the Company operates a total of 101 retail stores.  There are 91 stores in the United States (“U.S,”), 9 stores in Canada and one store in Spain.

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

Going forward, our strategy is to continue to manage our cost base and use of cash and focus on strengthening our sales by leveraging our competitive advantage of our retail stores.  Improving our employee product knowledge, customer service level, in-store and virtual classes and community engagement as well as expanding workshop space in stores with machines are the highest priorities.  We need to continue to give customers good reasons to visit stores, and an excellent return on their time investment when they do.

Results of Operations

The following table presents selected financial data:

(in thousands)	2024	2023	$ Change	% Change
Sales	$74,391	$76,229	$(1,838)	(2.4)%
Gross profit	41,804	45,163	(3,359)	(7.4)%
Gross margin percentage	56.2%	59.2%	-	(3.0)%
Operating expenses	41,176	40,753	423	1.0%
Income from operations	$628	$4,410	$(3,782)	(85.8)%

Net Sales

Consolidated net sales decreased by $1.8 million, or 2.4%, from 2023 to 2024.   We believe the decrease in sales was due to ongoing weak consumer demand compared to a year ago, resulting from continued weakness in consumer discretionary spending related to sustained increases in key non-discretionary items like food and housing, exacerbated by temporary store closures and moves.

Our store footprint consisted of 101 stores at December 31, 2024 and 102 stores at December 31, 2023.

Since January 1, 2024, we closed two stores and opened one store.    We evaluate a number of factors when determining whether to close existing stores, including the 4-wall cash flow trend and longer-term projections for the store, the long-term sales trend, ongoing cost of store operations, date of lease expiration, quality of the store and location, and the size and potential of the trade area including proximity to other existing stores, among other variables.   We use similar factors to determine whether to open new stores.

Gross Profit

Gross profit decreased by $3.4 million, or 7.4%, from 2023 to 2024. Our gross margin percentage for the year ended December 31, 2024 decreased to 56.2% versus 59.2% in the same period in 2023, due to higher freight and warehouse overhead throughout the year, and increased promotional activity to compensate for weak consumer discretionary spending.

Operating Expenses

Operating expenses increased by $0.4 million in 2024 as compared to the prior year.  The primary drivers of the increase were higher employment costs of approximately $1.4 million for full time employees across the Company, and an increase in occupancy and utilities of $0.4 million due to the renewal of our store leases; offset by reduction in accrued bonus of $0.9 million, the expiration and forfeiture of RSUs of $0.2 million, a reduction in credit card fees of $0.2 million, a reduction in office supplies of $0.1 million, and a reduction in repair and maintenance of $0.1 million.

Other Income

Other income consists primarily of interest income and foreign currency gain.  For the year ended December 31, 2024 and 2023, we recognized other income of $0.5 million of which $0.3 million was related to interest earned on our short term investment and $0.3 million in foreign currency exchange gain offset by $0.1 million in foreign tax penalties.

Provision for Income Taxes

Our effective tax rate was 24.2% and 17.1% for the years ended December 31, 2024 and 2023, respectively.   Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the release of valuation allowance associated with our deferred tax assets in 2023.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances, and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balance as of December 31, 2024 totaled $13.3 million.

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

In the fourth quarter of 2024, the Company renewed the promissory note under its Credit Agreement with JPMorgan Chase Bank, N.A. through October 31, 2025 under the same terms as above.

Share Repurchase Program

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock on the open market on or prior to August 31, 2024.   As of December 31, 2024, the Company had purchased less than $10,000  of shares under this plan.

On September 17, 2024, the Board of Directors approved  the renewal of the stock plan, and the Company shall be authorized to repurchase up to $5  million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of December 31, 2024, $5.0  million remained available for repurchase under this new program.

Cash Flows

(amounts in thousands)	2024	2023
Net cash provided by operating activities	$4,548	$4,537
Net cash used in investing activities	(2,983)	(576)
Net cash used in financing activities	(1)	(26)
Effect of exchange rate changes on cash and cash equivalents	(452)	249
Net increase in cash and cash equivalents	$1,112	$4,184

For 2024, we generated $4.6 million of cash from operations driven by net income of $0.8 million, the add-back of non-cash expenses of $5.4 million, including depreciation, amortization, loss on disposal of fixed assets, stock based compensation, and deferred taxes, a decrease in inventory of $2.0 million, and an increase in accrued expense of $0.3 million; offset by a decrease in operating lease liabilities payments of $3.5 million and an increase in prepaid expense of $0.4 million. We invested $2.9 million in capital expenditures for store build-out and fixtures for new and relocated stores, a new roof for our Fort Worth headquarters building of $1 million, and expenditures related to our ERP and e-commerce systems. The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $1.1 million.

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

We believe that cash flow from operations and our existing cash reserves will be adequate to fund our operations through 2025, considering the current effects of the inflationary pressure on our business and cash flow and our current business performance.  In addition, we anticipate that this cash flow and our current cash reserves will enable us to meet our contractual obligations and commercial commitments throughout 2025.  There can be no assurance, however, that the current global economic conditions would not result in further restrictions on our business operations in a manner that would more materially impact our cash flow.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2024 or 2023, and we do not currently have any such arrangements.

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

Leases.  We lease certain real estate for our retail store locations and periodically lease warehouse equipment for our Texas distribution center, both usually under long-term lease agreements. Starting in 2019, with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), once we have determined an arrangement is a lease, at inception we recognize a lease asset and lease liability at commencement date based on the present value of the lease payments over the lease term.  We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.

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

None of our lease agreements contain material residual value guarantees or material restrictive covenants.  As of December 31, 2024, we have no sublease agreements and no lease agreements in which we are named as a lessor.  We do not have any contingent rental payment agreements.

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

WEAVER AND TIDWELL, L.L.P.

We have served as Tandy Leather Factory, Inc.’s auditor since 2003.

Oklahoma City, Oklahoma

March 22, 2024

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Tandy Leather Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tandy Leather Factory, Inc. and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Inventory

The Company’s accounting policy for the recognition of inventory and cost of sales is described in Note 2 Significant Accounting Polices to the financial statements. The Company has recorded an inventory balance of approximately $35.6 million and cost of sales of approximately $32.6 million as of and for the year ended December 31, 2024. Additionally, Note 3 Balance Sheet Components to the financial statements provides further detail of the components of the year-end inventory balance.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventories included the following, among others:

•	We obtained an understanding of the controls over the valuation of inventory.
•	We tested the inventory costs incurred by the Company by reviewing supplier invoices and ensuring that appropriate application of the first-in first-out principle was followed.
•	We tested the inventory cost layers through computer assisted audit tools to ensure the cost layers were mathematically accurate.
•	We evaluated the appropriateness and consistency of management’s methodology used in allocating overhead costs to inventory.
•	We evaluated the appropriateness of the capitalized overhead costs by analyzing them against actual overhead costs incurred during the year.
•	We tested the mathematical accuracy of the Company’s inventory obsolescence reserve calculation.
•	We evaluated the appropriateness and consistency of management’s methodology and assumptions used in developing its estimate of the inventory obsolescence reserve.
•	We performed analytical procedures on the current year reserve by comparing it to the prior year reserve and obtaining corroborating evidence to support any assumptions.
•	We tested on a sample basis, sales subsequent to year-end of the written-down items to ensure that the net realizable value was not lower than the previously written down value.

/s/ Whitley Penn LLP
We have served as the Company's auditor since 2024.

Dallas, Texas
February 26, 2025

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	December 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,271	$12,159
Accounts receivable-trade, net of allowance for doubtful accounts of $49 and $31 at December 31, 2024 and December 31, 2023, respectively	331	264
Inventory, net	35,556	37,993
Income tax receivable	384	248
Prepaid expenses	898	475
Other current assets	96	113
Total current assets	50,536	51,252

Property and equipment, at cost	31,655	28,678
Less accumulated depreciation	(19,320)	(18,131)
Property and equipment, net	12,335	10,547

Operating lease assets	10,323	8,995
Financing lease assets	-	23

Deferred income taxes	1,213	880

Other assets	517	438
TOTAL ASSETS	$74,924	$72,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,110	$2,333
Accrued expenses and other liabilities	3,571	3,140
Income taxes payable	-	288
Current portion of operating lease liabilities	3,205	3,172
Total current liabilities	9,886	8,933

Deferred income taxes	-	9
Uncertain tax positions	248	388
Other non-current liabilities	76	205
Operating lease liabilities, non-current	7,561	6,253
Finance lease liabilities, non-current	-	1

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,920,957 and 9,823,621 shares issued at December 31, 2024 and December 31, 2023, respectively; 8,496,581 and 8,399,245 shares outstanding at December 31, 2024 and December 31, 2023, respectively	23	23
Paid-in capital	4,529	3,981
Retained earnings	64,486	63,659
Treasury stock at cost (1,424,376 shares at December 31, 2024 and December 31, 2023)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,112)	(1,544)
Total stockholders’ equity	57,153	56,346
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,924	$72,135

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023

Net sales	$74,391	$76,229
Cost of sales	32,587	31,066
Gross profit	41,804	45,163

Operating expenses	41,176	40,753

Income from operations	628	4,410

Other income:
Interest income	331	93
Other, net	132	42
Total other income	463	135

Income before income taxes	1,091	4,545

Income tax provision	264	777

Net income	$827	$3,768

Foreign currency translation adjustments, net of tax	(568)	356

Comprehensive income	$259	$4,124

Net income per common share:
Basic	$0.10	$0.45
Diluted	$0.09	$0.45

Weighted average number of shares outstanding:
Basic	8,493,989	8,339,658
Diluted	8,783,063	8,369,976

The accompanying notes are an integral part of these Consolidated Financial Statements

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$827	$3,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,183	1,199
Operating lease asset amortization	3,548	3,427
Stock-based compensation	548	770
Deferred income taxes	(342)	(902)
Changes in operating assets and liabilities:
Accounts receivable-trade	(72)	107
Inventory	1,992	231
Prepaid expenses	(424)	(202)
Other current assets	17	(12)
Accounts payable-trade	1,116	(752)
Accrued expenses and other liabilities	322	462
Income taxes, net	(574)	84
Other assets	(81)	(45)
Operating lease liabilities	(3,512)	(3,598)
Total adjustments	3,721	769
Net cash provided by operating activities	4,548	4,537

Cash flows from investing activities:
Purchase of property and equipment	(2,983)	(576)
Net cash used in investing activities	(2,983)	(576)

Cash flows from financing activities:
Payment of finance lease obligations	(1)	(15)
Repurchase of common stock	-	(11)
Net cash used in financing activities	(1)	(26)

Effect of exchange rate changes on cash and cash equivalents	(452)	249

Net increase in cash and cash equivalents	1,112	4,184

Cash and cash equivalents, beginning of period	12,159	7,975
Cash and cash equivalents, end of period	$13,271	$12,159

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows - continued
(amounts in thousands)

	For the Years Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information:
Interest paid during the period	$-	$-
Income tax paid during the period, net	$1,692	$984

Supplemental disclosures of non-cash activity:
Operating lease assets obtained in exchange for lease liabilities, net	$4,755	$3,396

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2022	8,293,150	$23	$3,222	$(9,773)	$59,891	$(1,900)	51,463
Stock-based compensation expense	-	-	770	-	-	-	770
Issuance of restricted stock	108,796	-	-	-	-	-	-
Repurchase of common stock	(2,701)	-	(11)				(11)
Net income	-	-	-	-	3,768	-	3,768
Foreign currency translation adjustments, net of tax	-	-	-	-	-	356	356
Balance, December 31, 2023	8,399,245	$23	$3,981	$(9,773)	$63,659	$(1,544)	$56,346
Stock-based compensation expense	-	-	548	-	-	-	548
Vesting of restricted stock units	97,588	-	-	-	-	-	-
Repurchase of common stock	(252)	-	-				-
Net income	-	-	-	-	827	-	827
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(568)	(568)
Balance, December 31, 2024	8,496,581	23	4,529	(9,773)	64,486	(2,112)	57,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 and 2023

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

The Company currently operates a total of 101 retail stores.  There are 91 stores in the United States (“U.S.”), 9 stores in Canada and one store in Spain.

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

Cash and cash equivalents

The Company considers investments with a maturity when purchased of three months or less to be cash equivalents.  All credit card, debit card and electronic transfer transactions that are processed in less than ninety days including our T-Bills are classified as cash and cash equivalents.

Accounts receivable and expected credit losses

Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for credit losses.  Accounts receivable are generally due within 30 days of invoicing.  Our accounts receivable balance as of December 31, 2024, December 31, 2023 and January 1, 2023 was $0.3 million, $0.3 million, and $0.4 million, respectively.

We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at December 31, 2024, December 31, 2023, and January 1, 2023 each totaled less than $0.1 million.

Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments are recorded in stockholders’ equity, net of tax.  For the years ended December 31, 2024 and 2023, we recorded foreign currency translation loss of $0.6 million and a gain of $0.4 million, respectively.

Gains and losses resulting from foreign currency transactions are recorded in other, net within the statements of operations and comprehensive income.

Revenue recognition

Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers through our commercial account representatives.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer.  Our performance obligation for 2) and 3) are met when merchandise is shipped to a customer, and revenue is recognized when control passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales is based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.  As of December 31, 2024, December 31, 2023, and January 1, 2023, we had received approximately $0.3 million, $0.3 million, and $0.3 million in credit card payments that had not shipped as of the end of the year, and this was recorded in deferred revenue under accrued expenses and other liabilities on the Balance Sheet.

The sales return allowance included in accrued expense and other liabilities was $0.2 million, $0.5 million, and $0.5 million as of December 31, 2024 and 2023 and January 1, 2023 respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. We include our gift card liability in accrued expenses and other liabilities.  On January 1, 2024, the opening balance of the gift card liability was $0.3 million.  During 2024, we issued $0.5 million of gift cards, and $0.4 million of gift cards were redeemed and recognized as revenue. At December 31, 2024, our gift card liability balance was $0.3 million. On December 31, 2023 and January 1, 2023, the gift card liability was $0.2 and $0.3 million respectively.

Disaggregated revenue

In the following table, revenue for the years ended December 31, 2024 and 2023 is disaggregated by geographic areas as follows:

(in thousands)	2024	2023
United States	$66,045	$67,696
Canada	7,313	7,301
Other	1,033	1,232
Net sales	$74,391	$76,229

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

Leases

We lease certain real estate for our retail store locations and periodically lease warehouse equipment for our Texas distribution center, both under long-term lease agreements.  We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term.  We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.

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

For the year ended December 31, 2024, the Company recorded $0.02 million in impairment of two stores whereas there was no impairment expense recognized as of December 31, 2023.

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

(in thousands, except share data)	2024	2023

Numerator:
Net income	$827	$3,768

Denominator:
Basic weighted-average common shares outstanding	8,493,989	8,339,658
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	5,529	3,218
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	283,545	27,100
Diluted weighted-average common shares outstanding	8,783,063	8,369,976

Basic earnings per share	0.10	0.45
Diluted earnings per share	0.09	0.45

For the years ended December 31, 2024 and 2023, there were 38 and 65,075 shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive. The significant change was due to expiration and forfeiture of the CEO and board member shares as of December 31, 2024.

For additional disclosures regarding restricted stock awards and employee stock options, see Note 10, Stockholders’ Equity – Equity Compensation Plans.

Other intangible assets

Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets was less than $0.01 million in each of 2024 and 2023 and was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years. Our “Other intangible assets” was fully amortized as of December 31, 2023 and is now included in “Other assets” on the face of the balance sheet.

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

Our principal financial instruments consist of our money market investment or T-Bills maturing less than 90 days, accounts receivable, and accounts payable.  As of December 31, 2024 and 2023, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2024 and 2023.

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

Shipping and handling costs

Costs to ship products to our customers are included in operating expenses on the consolidated statements of operations and comprehensive income.  Total costs were $3.2 million and $3.2 million for both the years ended December 31, 2024, and 2023, respectively.

Advertising

Advertising costs include the cost of print, digital, direct mail, community events, trade shows, and our e-commerce platform.  Advertising costs are expensed as incurred.  Total advertising expense was $1.3 million and $1.1 million in 2024 and 2023, respectively.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standard Board (FASB) issued an Accounting Standard Update (ASU 2023-07 Segment Reporting Topic 250: Improvements to Reportable segment Disclosures) on segment reporting in November 2023 that is effective for 2024 financial reporting and the Company adopted the standard as a single reportable segment. The Chief Operating Decision Maker (CODM), which is our CEO, uses both the net sales, cost of goods sold and net operating income to assess the Company’s performance and allocation of resources. All three measures are currently included on the face of our income statement.

The Company did not adopt any other new accounting guidance that was applicable for the year ended December 31, 2024.

3.  BALANCE SHEET COMPONENTS

Inventory

(in thousands)	December 31, 2024	December 31, 2023
On hand:
Finished goods held for sale	$31,022	$33,350
Raw materials and work in process	1,819	1,774
Inventory in transit	2,715	2,869
TOTAL	$35,556	$37,993

Property and Equipment

(in thousands)	December 31, 2024	December 31, 2023
Building	$10,289	$9,277
Land	1,451	1,451
Leasehold improvements	2,244	1,875
Equipment and machinery	8,937	8,469
Furniture and fixtures	8,556	7,452
Vehicles	178	154
	31,655	28,678
Less: accumulated depreciation	(19,320)	(18,131)
TOTAL	$12,335	$10,547

Our property and equipment, net, was located in the following countries:

(in thousands)	December 31, 2024	December 31, 2023
United States	$12,182	$10,414
Canada	132	133
Spain	21	-
	$12,335	$10,547

Depreciation expense was $1.2 million for both the years ended December 31, 2024 and 2023, respectively.

Short-term Liabilities

Accrued Expenses and Other Liabilities	December 31, 2024	December 31, 2023
(in thousands)
Accrued employee related costs	701	1,849
Unearned gift card revenue	320	223
Estimated returns	190	523
Sales and payroll taxes payable	546	283
Accrued vendor payables	314	262
Other Short Term Liability (1)	1,500	-
TOTAL	$3,571	$3,140

(1)	This was the earnest money we received as downpayment for the sales of our corporate property and is also a part of our ending cash balance.

4.  LEASES

The Company leases certain real estate and periodically leases warehouse equipment under long-term lease agreements.

The Company performs interim reviews of its operating and finance lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable. The Company recognized $0.02 million in impairment expense related to its operating lease assets during the year ended December 31, 2024 and did not recognize any expense for the period ending December 31, 2023.

Additional information regarding the Company’s operating and finance leases is as follows (in thousands, except for lease term and discount rate information):

Leases	Balance Sheet Classification	December 31, 2024	December 31, 2023
(in thousands)
Assets:
Operating	Operating lease assets	$10,323	$8,995
Finance	Financing lease assets	-	23
Total assets		$10,323	$9,018

Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,205	$3,172
Finance	Current portion of finance lease liabilities	-	-
Non-current
Operating	Operating lease liabilities, non-current	7,561	6,253
Finance	Finance lease liabilities, non-current	-	1
Total lease liabilities		$10,766	$9,426

Lease Cost	Income Statement Classification	December 31, 2024	December 31, 2023
(in thousands)
Operating lease cost	Operating expenses	$4,029	$3,908
Operating lease cost	Impairment expense	(18)	-
Short-term lease cost	Operating expenses	-	-
Variable lease cost (1)	Operating expenses	914	915
Finance:
Amortization of lease assets	Operating expenses	-	7
Interest on lease liabilities	Interest expense	-	-
Total lease cost		$4,925	$4,830

(1) Variable lease cost includes payment for certain real estate taxes, insurance, common area maintenance, and other charges related to lease agreements, which are not included in the measurement of the operating lease liabilities.

	December 31, 2024
Maturity of Lease Liabilities	Operating Leases	Finance Leases
(in thousands)
2025	3,840	-
2026	3,285	-
2027	2,730	-
2028	1,845	-
Thereafter	1,319	-
Total lease payments	$13,019	$-
Less: Interest	(2,253)	-
Present value of lease liabilities	$10,766	$-

Other Information	December 31, 2024	December 31, 2023
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,512	$3,955
Operating cash flows used in finance leases	-	-
Financing cash flows used in finance leases	1	15

Operating lease assets obtained in exchange for lease obligations
Operating leases, initial recognition	4,755	3,396
Operating leases, modifications and remeasurements	-	-

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	3.7	3.6
Finance leases	-	-
Weighted-average discount rate:
Operating leases	5.3%	4.8%
Finance leases	N/A	6.0%

5.  NOTES PAYABLE AND LONG-TERM DEBT

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

In the fourth quarter of 2024, the Company renewed the promissory note under its Credit Agreement with JPMorgan Chase Bank, N.A. through October 31, 2025 under the same terms as above.

6.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2024 and 2023, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees.  For the years ended December 31, 2024, and 2023, we recorded employer match expense of $0.3 million and $0.3 million, respectively.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution. The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2024 or 2023.

We offer no postretirement or postemployment benefits to our employees.

7.  INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
Income Tax Provision (Benefits)	2024	2023
Current provision (benefit):
Federal	$261	$892
State	71	181
Foreign	(68)	102
Related to UTP	(31)	(34)
	233	1,141

Deferred provision (benefit):
Federal	32	(266)
State	8	(103)
Foreign	(9)	5
	31	(364)

Total tax provision	$264	$777

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

Income before income taxes was earned in the following tax jurisdictions:

(in thousands)	Year Ended December 31,
Income Before Income Taxes	2024	2023
United States	$1,382	$3,765
Spain	(259)	25
Canada	(32)	755
TOTAL	$1,091	$4,545

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

Deferred income tax assets:	2024	2023
(in thousands)
Inventory	$391	$412
Stock-based compensation	39	55
Accounts receivable	12	8
Sales returns	78	49
Foreign currency translation gain in OCI	726	512
Goodwill and other intangible assets amortization	1	-
Net operating losses	184	182
Accrued expenses	41	170
Leases	111	108
Total deferred income tax assets	1,583	1,496
Less: valuation allowance	(156)	(154)
Total deferred income tax assets, net of valuation allowance	$1,427	$1,342

Property and equipment depreciation	$(214)	$(471)
Total deferred income tax liabilities	(214)	(471)

Net deferred tax asset (liability)	$1,213	$871

We are required to reduce deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.
As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $1.2 million are realizable. However, we increase the valuation allowance by $0.02 million due to foreign tax NOL carryovers that do not expire.

Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, the difference in tax rates for loss carryback periods, foreign income positions, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates.  Below is a reconciliation of our effective tax rate from the statutory rate:

	Year Ended December 31,
	2024	2023
Statutory rate – Federal U.S. income tax	21.0%	21.0%
State and local taxes	5.3%	5.3%
Permanent book/tax differences	2.3%	2.4%
Difference in tax rates in loss carryback periods	0.0%	0.0%
Change in valuation allowance	0.2%	(6.8)%
Rate differential on UTP reversals	(2.8)%	(0.8)%
Income tax credits	0.0%	(2.3)%
Other, net	(1.8)%	(1.7)%
Effective rate	24.2%	17.1%

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

A reconciliation of the beginning and ending amount of uncertain tax positions (“UTP”) is as follows:

	2024	2023
UTP at beginning of the year	$388	$450
Gross increase to tax positions in current period	(109)	(27)
Interest expense	(31)	(35)
UTP at end of year	$248	$388

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

9.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers, from hobbyist crafters to small and large businesses across a wide variety of industries.  No single customer accounted for more than 0.5% of our consolidated revenues in 2024 or 2023, and sales to our five largest customers represented less than 2.0% of consolidated revenues in each of those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Suppliers

We purchase merchandise and raw materials from nearly 150 suppliers from the United States and approximately 20 foreign countries.  In general, our 10 largest suppliers account for approximately 55% of our inventory purchases, and we had one supplier in 2024 who represented about 12% of our purchases.

Credit Risk

Due to the large number of customers comprising our customer base, concentrations of credit risk with respect to customer receivables are limited. The top two customers as of December 31, 2024, and 2023, represented 8.6% and 8.0% of net accounts receivable balance, respectively. These top two customers were also current as of these same dates. We do not generally require collateral for accounts receivable, but we do perform periodic credit evaluations of our customers and believe the allowance for doubtful accounts is adequate.  It is our opinion that if any one or a group of customer receivable balances should be deemed uncollectable, it would not have a material adverse effect on our results of operations or financial condition.

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

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023.  The 2023 Plan initially reserved up to 1,000,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees.  In June 2024, as part of their annual director compensation, certain of our non-employee directors were granted a total of 12,528 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date.  In October 2023, the Company granted to Ms. Carr a total of 276,000 service-based RSUs under the 2023 Plan, which were to vest ratably over the next three years, subject to Ms. Carr’s continued employment as of each vesting date.  92,000 of these RSUs vested in October 2024; the rest was forfeited as of December 31, 2024.

A summary of the activity for restricted stock and RSU awards is as follows:

	Shares	Weighted Average
	(in thousands)	Share Price
Balance, January 1, 2024	623	$5.12
Granted	74	4.47
Forfeited	(190)	4.27
Vested	(98)	4.36
Balance, December 31, 2024	409	$4.32

The Company’s stock-based compensation relates to restricted stock and RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.6 million and $0.8 million in 2024 and 2023, respectively.

As of December 31, 2024, there was unrecognized compensation cost related to non-vested, service-based awards of $0.3 million which will be recognized over 3.1 weighted average years in each of the following years:

Unrecognized Expense
2025	$163
2026	119
2027	34
2028	6
$322

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  In 2024 and 2023, we issued 97,588 and 108,796 shares, respectively, net of shares withheld to pay participants’ income taxes, resulting from the vesting of restricted stock and RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

Share Repurchase Program

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock on the open market on or prior to August 31, 2024.  As of December 31, 2024, the Company had repurchased less than $10,000 of shares under this plan.

On September 17, 2024, the Board of Directors approved the renewal of the stock plan, and the Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of September 30, 2024, $5.0 million remained available for repurchase under this new program.

The direct share repurchase transactions were separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the plans described above.

11.  SUBSEQUENT EVENTS

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for a gross sale of $26.5 million before deduction of commission and relevant closing fees as referenced in the Company’s 8-K filed on January 22, 2025. On January 28, 2025, the Company also signed a 10-year lease for new corporate headquarters and distribution facilities in Benbrook, Texas and the Company has the ability to renew the lease for an additional 10 years at market rate.

The Company hired Johan Hedberg as its new Chief Executive Officer as of January 6, 2025.  Prior to the hiring of Mr. Hedberg, Janet Carr resigned as Chief Executive Officer, effective January 3, 2025; she intends to remain employed by the Company to assist with transition until March 31, 2025.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.   Based upon our evaluation of these disclosure controls and procedures, our Chief Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

All internal control systems, no matter how well designed, have inherent limitations.   Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024.   In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in  Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.   Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1. Financial Statements

The following Consolidated Financial Statements are included in Item 8, Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm (PCAOB ID Numbers 726 and 410)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

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

10.8	Credit Agreement dated October 26, 2022 between the Company and JP Morgan Chase Bank, N.A., filed as Exhibit 10.8 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023

10.9	Tandy Leather Factory, Inc. 2023 Incentive Stock Plan, filed as Exhibit 10.10 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023

*10.10	Purchase and Sale Agreement dated December 6, 2024, between The Leather Factory, L.P. and Colonna Brothers, Inc.

*10.11	Commercial Lease Agreement dated January 28, 2025, between the Company and Jackson-Shaw / Benbrook North, LP.

*10.12	Letter agreement dated January 2, 2025, between the Company and Janet Carr

*10.13	Employment Agreement dated January 2, 2025, between the Company and Johan Hedberg

*10.14	Form of Restricted Stock Unit Agreement dated February 19, 2025, between the Company and Johan Hedberg

*10.15	Form of Restricted Stock Unit Agreement dated February 19, 2025, between the Company and Johan Hedberg

14.1	Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors on December 4, 2018, filed as Exhibit 14.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

*21.1	Subsidiaries of Tandy Leather Factory, Inc.

*31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

*101.LAB	XBRL Taxonomy Extension Labels Document.

*101.PRE	XBRL Taxonomy Extension Presentation Document.

    *Filed Herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY LEATHER FACTORY, INC.

	By:	/s/ Johan Hedberg
Johan Hedberg
Chief Executive Officer

Dated: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jefferson Gramm	Chairman of the Board	February 26, 2025
Jefferson Gramm

/s/ Johan Hedberg	Chief Executive Officer, Director	February 26, 2025
Johan Hedberg	(principal executive officer)

/s/ John Sullivan	Director	February 26, 2025
John Sullivan

/s/ Vicki Cantrell	Director	February 26, 2025
Vicki Cantrell

/s/ Sejal Patel	Director	February 26, 2025
Sejal Patel

/s/ Diana Saadeh-Jajeh	Director	February 26, 2025
Diana Saadeh-Jajeh