Form 10-Q
period 2025-03-31
TANDY LEATHER FACTORY INC
filed 2025-05-12
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of April 30, 2025, the registrant had 8,512,554 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

Cautionary Statement Regarding Forward-Looking Statements and Information

The following discussion, as well as other portions of this Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLF”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.  Unless the context otherwise indicates, references in this Form 10-Q to “TLF,” “we,” “our,” “us,” “the Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,594	$13,271
Accounts receivable-trade, net of allowance for credit losses of $49 at March 31, 2025 and December 31, 2024	301	331
Inventory	34,350	35,556
Income tax receivable	385	384
Prepaid expenses	704	898
Other current assets	95	96
Total current assets	59,429	50,536

Property and equipment, at cost	21,490	31,655
Less accumulated depreciation	(15,239)	(19,320)
Property and equipment, net	6,251	12,335

Operating lease assets	10,531	10,323
Deferred income taxes	1,041	1,213
Other assets	664	517
TOTAL ASSETS	$77,916	$74,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,407	$3,110
Accrued expenses and other liabilities	2,692	3,571
Income taxes payable	3,884	-
Current portion of operating lease liabilities	3,205	3,205
Total current liabilities	13,188	9,886

Uncertain tax positions	248	248
Other non-current liabilities	77	76
Operating lease liabilities, non-current	7,514	7,561

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,936,930 and 9,920,957 shares issued at March 31, 2025 and December 31, 2024, respectively; 8,512,554 and 8,496,581 shares outstanding at March 31, 2025 and December 31, 2024, respectively	23	23
Paid-in capital	4,622	4,529
Retained earnings	64,417	64,486
Treasury stock at cost (1,424,376 shares at March 31, 2025 and December 31, 2024)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,400)	(2,112)
Total stockholders’ equity	56,889	57,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,916	$74,924

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net sales	$19,036	$19,275
Cost of sales	8,318	8,355
Gross profit	10,718	10,920

Operating expenses	10,456	10,271

Income from operations	262	649

Other income (expense):
Interest income	190	84
Gain on disposal of Headquarter (see footnote 8)	17,676	-
Other, net (see footnote 8)	(1,273)	(26)
Total other income	16,593	58

Income before income taxes	16,855	707

Income tax provision	4,179	182

Net income	$12,676	$525

Foreign currency translation adjustments, net of tax	(288)	170

Comprehensive income	$12,388	$695

Net income per common share:
Basic	$1.49	$0.06
Diluted	$1.47	$0.06

Weighted average number of shares outstanding:
Basic	8,501,204	8,400,354
Diluted	8,595,320	8,500,354

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$12,676	$525
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	181	321
Operating lease asset amortization	1,105	919
Gain on disposal of assets	(17,676)	-
Stock-based compensation	93	197
Deferred income taxes	173	-
Changes in operating assets and liabilities:
Accounts receivable-trade	31	(158)
Inventory	1,227	1,184
Prepaid expenses	195	72
Other current assets	-	14
Accounts payable-trade	(35)	(115)
Accrued expenses and other liabilities	(879)	(1,142)
Income taxes, net	3,884	163
Other assets	(150)	(2)
Operating lease liabilities	(1,361)	(892)
Total adjustments	(13,212)	561
Net cash used in operating activities	(536)	1,086

Cash flows used investing activities:
Purchase of property and equipment	(1,331)	(1,227)
Proceeds from Sale of property and equipment. net	24,897	-
Net cash provided from (used in) investing activities	23,566	(1,227)

Cash flows from financing activities:
Payment of finance lease obligations	-	(1)
Dividend Paid	(12,745)	-
Net cash used in financing activities	(12,745)	(1)

Effect of exchange rate changes on cash and cash equivalents	38	298

Net increase in cash and cash equivalents	10,323	156

Cash and cash equivalents, beginning of period	13,271	12,159
Cash and cash equivalents, end of period	$23,594	$12,315

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2024	8,496,581	$23	$4,529	$(9,773)	$64,486	$(2,112)	$57,153
Stock-based compensation expense	-	-	93	-	-	-	93
Vesting of restricted stock units	15,973	-	-	-	-	-	-
Net income	-	-	-	-	12,676	-	12,676
Dividend Paid	-	-	-	-	(12,745)	-	(12,745)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(288)	(288)
Balance, March 31, 2025	8,512,554	$23	$4,622	$(9,773)	$64,417	$(2,400)	$56,889

Balance, December 31, 2023	8,399,245	$23	$3,981	$(9,773)	$63,659	$(1,544)	56,346
Stock-based compensation expense	-	-	197	-	-	-	197
Vesting of restricted stock units	2,727	-	-	-	-	-	-
Net income	-	-	-	-	525	-	525
Foreign currency translation adjustments, net of tax	-	-	-	-	-	170	170
Balance, March 31, 2024	8,401,972	$23	$4,178	$(9,773)	$64,184	$(1,374)	$57,238

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

The Company currently operates a total of 101 retail stores as of March 31, 2025.  There are 91 stores in the United States (“U.S.”), nine stores in Canada (1 was temporarily closed as of March 31, 2025 but has reopened as of our filing date), and one store in Spain.

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2025 and December 31, 2024, our results of operations and our cash flows for the three months ended March 31, 2025 and 2024, and our statements of stockholders’ equity as of and for the three months ended March 31, 2025 and 2024. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2024.

Significant Accounting Policies

Cash and cash equivalents. The Company considers investments with a maturity, at time of purchase, of three months or less to be cash equivalents. All credit card, debit card and electronic transfer transactions pending settlement in less than seven days are classified as cash and cash equivalents.

Foreign currency translation and transactions. Foreign currency translation adjustments arise from activities of our foreign subsidiaries. Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates. Foreign currency translation adjustments of assets and liabilities are recorded in stockholders’ equity and presented net of tax. Gains and losses resulting from foreign currency translations are reported in the Consolidated Statements of Operations and Comprehensive Income under the caption “Foreign currency translation adjustments, net of tax” for all periods presented.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million as of March 31, 2025, December 31, 2024, and January 1, 2024, respectively. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of March 31, 2025, December 31, 2024, and January 1, 2024, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of March 31, 2025, December 31, 2024, and January 1, 2024, our gift card liability, included in accrued expenses and other liabilities, was $0.3 million, respectively. We recognized gift card revenue of $0.2 million for the 3 months ended March 31, 2025 and 2024 respectively.

For the three months ended March 31, 2025 and 2024, we recognized $0.1 million in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three months ended March 31, 2025 and 2024 is disaggregated by geographic areas as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$16,944	$17,085
Canada	1,850	1,897
Other	242	293
Net sales	$19,036	$19,275

Geographic sales information is based on the location of the customer. As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three months ended March 31, 2025, and 2024, respectively.

Discounts. We offer six classes of customer discounts: 1) Retail, 2) Military/First Responder, 3) Business, 4) Commercial, 5) Commercial Pro, and 6) Employees. There are no other classe of discounts, and any discounts given will fall into one of these six categories. Such discounts are not deemed to be variable consideration nor convey a material right to these customers since the discounted pricing they receive in a discount class is not incremental to others within the same class and there is no retrospective impact of such discounts. As a result, sales are reported after deduction of discounts at the point of sale. We do not pay slotting fees or make other payments to resellers.

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

(in thousands)	March 31, 2025	December 31, 2024
On hand:
Finished goods held for sale	$30,433	$31,022
Raw materials and work in process	1,251	1,819
Inventory in transit	2,666	2,715
TOTAL	$34,350	$35,556

Leases. We lease real estate for our principal offices (including distribution center), retail store locations and may lease warehouse equipment for our Texas distribution center under long-term lease agreements. We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term. We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes.

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

For finance leases, our right-of-use assets are amortized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term with rent expense recorded to operating expenses.  We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The interest expense incurred is recorded in interest expense on the Consolidated Statements of Operations and Comprehensive Income.

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

Our principal financial instruments held consist of T-Bills as of March 31, 2025, which fall under level 1 of the fair value hierarchy and accounts receivable - trade, accounts payable - trade, which fall under Level 3 of the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the carrying values of our financial instruments included in our Consolidated Balance Sheets approximated their fair values. There were no transfers into or out of Levels 1, 2 and 3 during the three months ended March 31, 2025 and 2024.

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

Performance-based RSUs vest, if at all, upon the Company satisfying certain performance targets. The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved. If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized. If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting. If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed. The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied. We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs. We do not use cash to settle equity instruments issued under stock-based compensation awards. The payments of the employees’ tax liability for a portion of the vested shares are generally satisfied by withholding shares with a fair value equal to the tax liability.

Accounts Receivable - Trade and Expected Credit Losses. Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit. Accounts receivable are stated at amounts due, net of an allowance. Accounts receivable are generally due within 30 days of invoicing. We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer. Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at March 31, 2025, December 31, 2024, and January 1, 2024 each totaled less than $0.1 million.

Other Intangible Assets. Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization. The weighted average amortization period is 15 years for trademarks and copyrights. Amortization expense related to other intangible assets was less than $0.01 million during each of the 3 months ended March 31, 2025 and 2024. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income. Comprehensive income includes net income or loss and certain other items that are recorded directly to stockholders’ equity. The Company’s only source of other comprehensive income is foreign currency translation adjustments, and those adjustments are presented net of tax.

2. NOTES PAYABLE AND LONG-TERM DEBT

On January 3, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. Under the Credit Agreement, the bank provides the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged, as collateral, certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment. The interest rate is based on CME term SOFR + 210 basis points, and the maturity is 1 year.  As of the date of this filing, no funds had been borrowed under this facility, and we are in compliance with all covenants.

In the fourth quarter of 2024, the Company renewed the promissory note under its Credit Agreement with JPMorgan Chase Bank, N.A. through October 31, 2025 under the same terms as above.

3.  INCOME TAX

Our effective tax rate for the three months ended March 31, 2025 and 2024 was 24.8% and 25.7%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

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

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan” and, together with the 2013 Plan, the “Plans”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023.  The 2023 Plan initially reserved up to 800,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees.  In June 2023, as part of their annual director compensation, certain of our non-employee directors were granted a total of 12,993 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date.  In March 2024, the Company granted to certain employees a total of 59,649 RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to the recipients’ continued employment as of each vesting date. In June 2024, the Company granted 14,000 shares to various members of the Board of Directors, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date.

A summary of the activity for restricted stock and RSU awards as of March 31, 2025 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2025	409	$4.32
Granted(1)	1000	4.61
Forfeited	(308)	4.26
Vested	(16)	4.36
Balance, March 31, 2025	1,085	$4.01

(1)	Grant of 900,000 shares pending approval of the Company’s stockholders at the 2025 annual meeting.

The Company’s stock-based compensation relates primarily to RSU awards. For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.1 million and $0.2 million for the three months ended March 31, 2025 and March 31, 2024 respectively.

As of March 31, 2025, there was unrecognized compensation cost related to non-vested, RSU awards of $0.6 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2025	$399
2026	185
2027	34
2028	5
$623

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs. For the three months ended March 31, 2025 and 2024, we issued 15,973 and 2,727 shares, respectively, resulting from the vesting of RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares may be satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024

Numerator:
Net income	$12,676	$525

Denominator:

Basic weighted-average common shares outstanding	8,501,204	8,400,354
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	9,460	5,108
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	84,656	94,892
Diluted weighted-average common shares outstanding	8,595,320	8,500,354

Basic earnings per share	1.49	0.06
Diluted earnings per share	1.47	0.06

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

On September 17, 2024, the Board of Directors approved the renewal of the stock repurchase plan and the Company was authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of March 31, 2025, $5.0 million remained available for repurchase under this new program.

8. SALES OF CORPORATE HEADQUARTERS & NEW CEO EMPLOYMENT

The Company concluded the sale of our corporate headquarters, and the net proceeds of the sale is recorded on the face of our consolidated statements of operations and comprehensive income as Gain on disposal of Headquarter.

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for net proceeds of $24.9 million after deduction of commission and relevant closing fees. The total net book value disposed was $7.2 million resulting in a gain of $17.7 million as the result of the sale and this is included in ‘Other income on the face of our consolidated statements of operations and comprehensive income. The Company has elected to include all one-time move expenses in ‘Other income’ as management deems these are not part of our normal operations.

Sales and Disposal of Headquarter (in thousands)

Net Proceeds	$24,897

NBV of Headquarter Assets	7,221

Net Gain	$17,676

On January 28, 2025, the Company also signed a 10-year lease for new corporate headquarters and distribution facilities in Benbrook that will be effective on September 1, 2025, Texas and the Company has the ability to renew the lease for an additional 10 years at market rate. We also signed a short term lease through lease through September 1, 2025 for our current facility that was evaluated as a sale leaseback. Due to the short term nature of the lease it was not recorded under ASC 842 in accordance with our policy of not recording short term leases.

The Company hired Johan Hedberg as its new Chief Executive Officer as of January 6, 2025.  Prior to the hiring of Mr. Hedberg, Janet Carr resigned as Chief Executive Officer, effective January 3, 2025; she remained employed by the Company to assist with transition until March 31, 2025.

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

Currently, the Company operates a total of 101 retail stores. There are 91 stores in the United States (“U.S,”), nine stores in Canada and one store in Spain.

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been and continue to be our competitive advantage: where our customers learn the craft in classes, open table     , and from the expertise of our store staff, where they can touch, feel and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase products – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our Commercial Division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, bulk and volume-based competitive pricing, customized product development, and production and pre-production services, we are building long-term, strategic relationships with our largest customers.

In 2019,     we began the process of assessing and reinvigorating the business.  We focused in three broad strategic initiative areas: 1) improving our brand proposition, 2) rebuilding our foundation: the talent, processes, tools and systems needed to modernize and efficiently operate the business, and 3) creating a vision and road map for long-term growth.  We had significant achievements in all of these areas including significantly improving the product quality, breadth of assortment and value, dramatically improving the website and web operations, rebuilding the team, people policies and culture, and replacing all of the key systems, among many other accomplishments.

We have made  steady progress to transform and reinvigorate our business even in the face of two very significant obstacles and  have been focused on improving our financial sustainability and profitability.  In the short-term, we are managing operating expenses and gross margin to deliver free operating cash and operating income even in the face of possible continued economic headwinds.  We will also continue to selectively invest in profitable sales growth where it makes sense, but rebuilding a durable, profitable business model is the highest priority.

As disclosed in our 2024 10-K filing, the Company concluded the sale of our corporate headquarters, and the net proceeds of the sale is recorded in ‘Other, net’ in our consolidated statements of operations and comprehensive income.

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

The Company hired Johan Hedberg as its new Chief Executive Officer as of January 6, 2025.  Prior to the hiring of Mr. Hedberg, Janet Carr resigned as Chief Executive Officer, effective January 3, 2025; she remained employed by the Company to assist with transition until March 31, 2025.

Results of Operations

Three Months Ended March 31, 2025 and 2024

The following table presents selected financial data:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Sales	$19,036	$19,275	$(239)	(1.2)%
Gross profit	10,718	10,920	(202)	(1.8)%
Gross margin percentage	56.3%	56.7%		(0.4)%
Operating expenses	10,456	10,271	185	1.8%
Income from operations	$262	$649	$(387)	(59.6)%

Net Sales

Consolidated net sales for the quarter ended March 31, 2025 decreased $0.2 million, or 1.2%, compared to the corresponding prior year period.  We believe the decrease in sales was due in small part to temporary store closures related to store relocation and ongoing weak consumer demand compared to a year ago resulting from uncertainty related to global political, economic and other uncontrollable factors.

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

Gross Profit

Gross profit for the quarter decreased by $0.2 million, or 1.8%, compared to the same period in 2024. While gross margin percentage for the quarter ended March 31, 2025, remains practically the same year-over-year, the slight decrease of  40 basis points due to increased promotional activity in the first quarter of both years.

Operating expenses

Operating expenses for the quarter increased by $0.2 million or 1.8% compared to the corresponding prior year period, primarily as a result of an increase in employment costs of $0.3 million due to the combination of higher insurance costs, merit increases, and some key personnel hired in the second half of 2024, an increase in occupancy of $0.1 million mainly attributed to rental of our corporate headquarters; partially offset by a decrease in professional services of $0.1 million and a decrease in depreciation expense of $0.1 million due to the disposal of our owned corporate headquarters.

Income Taxes

Our effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was 24.8% and 25.7% respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are non-deductible for tax purposes, and the estimates in our valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of March 31, 2025 totaled $23.6 million.

On October 30, 2024, the Company renewed the promissory note under its credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. through October 31, 2025.  Under the Credit Agreement, the bank will provide the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged as collateral certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  The interest rate is based on CME term SOFR + 210 basis points and the maturity is 1 year.  As of the date of this filing, no funds had been borrowed under this facility.

Share Repurchase Program and Share Repurchase

On August 7, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of August 31, 2024, the Company had purchased less than $10,000 of shares under this plan.

On September 17, 2024, the Board of Directors approved the renewal of the stock plan and the  Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026.  As of March 31, 2025, $5.0 million remained available for repurchase under this new program.

Cash Flows

(amounts in thousands)	2025	2024
Net cash used by operating activities	$(536)	$1,086
Net cash from investing activities	23,566	(1,227)
Net cash used in financing activities	(12,745)	(1)
Effect of exchange rate changes on cash and cash equivalents	38	298
Net increase in cash and cash equivalents	$10,323	$156

For the three months ended March 31, 2025, cash used in operations generated $0.5 million driven by a net income from operations of $0.3 million , non-cash expense of $1.4 million, including depreciation, amortization, and stock-based compensation, a decrease in inventory of $1.2 million, a decrease in prepaid expenses of $0.2 million; partially offset by a reduction in lease liability payments of $1.4 million, a decrease in accrued expenses of $0.9 million, an increase in other assets of $0.2 million, and a decrease in accounts payable of $0.1 million. Cash provided from our investing activities was $23.3 million, which included net proceeds from sale of our corporate headquarters of $24.9 million and purchase of assets for our new corporate facility of $1.3 million. We paid dividends in the amount of $12.7 million.  The above activities, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $10.3 million.

For the three months ended March 31, 2024, cash from operations generated $1.1 million driven by a net income of $0.5 million, non-cash expense of $1.4 million, including depreciation, amortization, and stock-based compensation, a net reduction in inventory of $1.2 million and a decrease in prepaid expense of $0.1 million, partially offset by a reduction to working capital including a net $1.1 million decrease in accrued expense and other liabilities, a reduction in lease liability payments of $0.9 million, and a decrease in accounts payable trade of $0.1 million. We invested $1.2 million in capital expenditure primarily related to replacing a new roof at our corporate headquarters and other new capital investments due to new store openings and store relocations.  The activities above, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $0.2 million

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer) , evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2025. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, with the participation of our Chief Executive Officer, concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 6, Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and incorporated herein by reference.  In addition, we have identified the following additional risk factors:

Recent Changes to U.S. Tariff Rates.  The manufacturing of our products is primarily outsourced to third parties across multiple countries, most notably China.  In March and April 2025, the U.S. increased tariff rates on imported goods from numerous countries, including China.  On April 9, the U.S. temporarily delayed implementation of those new tariffs by 90 days, resulting in a 10% tariff for most countries, but these delays excluded products imported from China.  At the conclusion of that 90-day period, tariffs on products imported from those countries may again increase significantly.  We continue to focus on opportunities to mitigate negative impacts and increase efficiencies and scale within our supply chain.  However, significant increases in tariff rates, particularly for products imported mainly from China, would substantially increase our cost for those products.  These increases may likely force the Company to increase our prices to customers for those products to maintain profitability, which could in turn lead to a decrease in our sales.  Even if we are able to avoid raising the prices of our own products, the macro-economic inflationary impact from tariffs of substantially higher prices on other products sold in this country could also harm our sales by reducing our customers’ ability to make discretionary purchases of items such as our products.  The global tariff environment is changing rapidly, and we cannot be assured that we will not be materially negatively impacted by these changes.

Increased Expenses from Renting Headquarters Facilities and Flagship Store.  Until January 2025, the Company owned the buildings housing its principal offices, distribution center and flagship retail store in Fort Worth, Texas.  Since closing the sale of those buildings in January 2025, the Company has leased its current spaces, and we plan to relocate our facilities to new rented spaces during the second half of 2025.  Excluding buildout, furniture, equipment and other costs associated with the move itself, the Company expects to pay initial combined rent for new headquarters and flagship store facilities in excess of $1.5 million per year (increasing annually beginning in 2026).  If the Company is unable to generate additional sales and profits to offset these added expenses, this could have a material adverse effect on the Company and its operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2025	—	—	—	$5,000,000
February 1 – February 28, 2025	—	—	—	$5,000,000
March 1 – March 31, 2025	—	—	—	$5,000,000
Total	—	—	—

Item 6.	Exhibits.

Exhibit Number	Description

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

10.6
Tandy Leather Factory, Inc. 2023 Incentive Stock Plan, filed as Exhibit 10.10 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023

10.7
Letter agreement dated January 2, 2025, between the Company and Janet Carr, filed as Exhibit 10.12 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on   February 26, 2025 and incorporated by reference herein.

10.8
Employment Agreement dated January 2, 2025, between the Company and Johan Hedberg, filed as Exhibit 10.13 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on   February 26, 2025 and incorporated by reference herein.

10.9
Form of Restricted Stock Unit Agreement dated February 19, 2025, between the Company and Johan Hedberg filed as Exhibit 10.14 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on   February 26, 2025 and incorporated by reference herein.

10.10
Form of Restricted Stock Unit Agreement dated February 19, 2025, between the Company and Johan Hedberg filed as Exhibit 10.15 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on   February 26, 2025 and incorporated by reference herein.

14.1
Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors in May, 2021, filed as Exhibit 14.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

*19.1	Tandy Leather Factory, Inc. Insider Trading Policy

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 12, 2025	By:	/s/ Johan Hedberg
Johan Hedberg
Chief Executive Officer
(principal executive officer and principal financial officer)