Form 10-Q
period 2025-06-30
TANDY LEATHER FACTORY INC
filed 2025-08-12
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of August 7, 2025, the registrant had 8,067,502 shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2025

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

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,419	$13,271
Accounts receivable-trade, net of allowance for credit losses of $49 at June 30, 2025 and December 31, 2024	398	331
Inventory	36,199	35,556
Income tax receivable	398	384
Prepaid expenses	967	898
Other current assets	88	96
Total current assets	54,469	50,536

Property and equipment, at cost	24,882	31,655
Less accumulated depreciation	(15,478)	(19,320)
Property and equipment, net	9,404	12,335

Operating lease assets	11,005	10,323

Deferred income taxes	974	1,213

Other assets	690	517
TOTAL ASSETS	$76,542	$74,924

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,552	$3,110
Accrued expenses and other liabilities	2,873	3,571
Income taxes payable	2,262	-
Current portion of operating lease liabilities	3,454	3,205
Total current liabilities	11,141	9,886

Uncertain tax positions	138	248
Other non-current liabilities	77	76
Operating lease liabilities, non-current	7,961	7,561

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,922,775 and 9,920,957 shares issued at June 30, 2025 and December 31, 2024, respectively; 8,498,399 and 8,496,581 shares outstanding at June 30, 2025 and December 31, 2024, respectively	23	23
Paid-in capital	4,564	4,529
Retained earnings	64,218	64,486
Treasury stock at cost (1,424,376 shares at June 30, 2025 and December 31, 2024)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(1,807)	(2,112)
Total stockholders' equity	57,225	57,153
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,542	$74,924

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and
Comprehensive Income
(amounts in thousands, except share and per
share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$17,773	$17,286	$36,809	$36,561
Cost of sales	7,200	7,268	15,518	15,623
Gross profit	10,573	10,018	21,291	20,938

Operating expenses	10,507	9,955	20,963	20,226

Income from operations	66	63	328	712

Other income (expense):
Interest income	173	97	363	181
Gain on disposal of headquarter (see footnote 8)	-	-	17,676	-
Other, net	(419)	(10)	(1,693)	(36)
Total other (expense) income	(246)	87	16,346	145

Income (loss) before income taxes	(180)	150	16,674	857

Income tax provision	19	49	4,197	231

Net income (loss)	$(199)	$101	$12,477	$626

Foreign currency translation adjustments, net of tax	593	40	305	210

Comprehensive income	$394	$141	$12,782	$836

Net income (loss) per common share:
Basic	$(0.02)	$0.01	$0.06	$0.07
Diluted	$(0.02)	$0.01	$0.06	$0.07

Weighted average number of shares outstanding:
Basic	8,494,546	8,415,795	8,497,857	8,406,156
Diluted	8,494,546	8,505,068	8,497,857	8,467,156

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$12,477	$626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	380	631
Operating lease asset amortization	2,377	1,799

Gain on disposal of assets	(17,676)	-
Stock-based compensation	211	354
Deferred income taxes	240	110
Changes in operating assets and liabilities:
Accounts receivable-trade	(63)	(133)
Inventory	(346)	775
Prepaid expenses	(68)	(435)
Other current assets	7	29
Accounts payable-trade	(899)	68
Accrued expenses and other liabilities	(709)	(738)
Income taxes, net	2,152	(718)
Other assets	(174)	(2)
Operating lease liabilities	(2,410)	(1,794)
Total adjustments	(16,978)	(54)
Net cash (used in) provided by operating activities	(4,501)	572

Cash flows from investing activities:
Purchase of property and equipment	(4,657)	(1,428)
Proceeds from sale of Headquarter assets, net	24,897	-
Net cash provided by (used in) investing activities	20,240	(1,428)

Cash flows from financing activities:
Payment of finance lease obligations	-	(1)
Dividend Paid	(12,745)	-
Repurchase of common stock	(176)	-
Net cash used in financing activities	(12,921)	(1)

Effect of exchange rate changes on cash and cash equivalents	330	229

Net increase (decrease) in cash and cash equivalents	3,148	(628)

Cash and cash equivalents, beginning of period	13,271	12,159
Cash and cash equivalents, end of period	$16,419	$11,531

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of
Stockholders' Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2024	8,496,581	$23	$4,529	$(9,773)	$64,486	$(2,112)	$57,153
Stock-based compensation expense	-	-	93	-	-	-	93
Vesting of restricted stock units	15,973	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	12,676	-	12,676
Dividend Paid	-	-	-	-	(12,745)	-	(12,745)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(288)	(288)
Balance, March 31, 2025	8,512,554	$23	$4,622	$(9,773)	$64,417	$(2,400)	$56,889
Stock-based compensation expense	-	-	118	-	-	-	118
Vesting of restricted stock units	3,078	-	-	-	-	-	-
Repurchase of common stock	(17,233)	-	(176)	-	-	-	(176)
Net loss	-	-	-	-	(199)	-	(199)
Dividend Paid	-	-	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	593	593
Balance, June 30, 2025	8,498,399	23	4,564	(9,773)	64,218	(1,807)	57,225

Balance, December 31, 2023	8,399,245	$23	$3,981	$(9,773)	$63,659	$(1,544)	56,346
Stock-based compensation expense	-	-	197	-	-	-	197
Vesting of restricted stock units	2,727	-	-	-	-	-	-
Net income	-	-	-	-	525	-	525
Foreign currency translation adjustments, net of tax	-	-	-	-	-	170	170
Balance, March 31, 2024	8,401,972	$23	$4,178	$(9,773)	$64,184	$(1,374)	$57,238
Stock-based compensation expense	-	-	157	-	-	-	157
Vesting of restricted stock units	20,574	-	-	-	-	-	-
Shares withheld for taxes and cancelled	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-
Net income	-	-	-	-	101	-	101
Foreign currency translation adjustments, net of tax	-	-	-	-	-	40	40
Balance, June 30, 2024	8,422,546	23	4,335	(9,773)	64,285	(1,334)	57,536

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

The Company currently operates a total of 101 retail stores as of June 30, 2025. There are 91 stores in the United States (“U.S.”), nine stores in Canada and 1 store in Spain.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2025 and December 31, 2024, our results of operations and our cash flows for the three months ended June 30, 2025 and 2024, and our statements of stockholders’ equity as of and for the three months ended June 30, 2025 and 2024. The preparation of financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2024.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million as of June 30, 2025 and December 31, 2024, respectively, and $0.6 million as of January 1, 2024. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of June 30, 2025 and December 31, 2024, respectively, and $0.2 million as of January 1, 2024.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of June 30, 2025, December 31, 2024, and January 1, 2024, our gift card liability, included in accrued expenses and other liabilities, was $0.3 million, respectively. We recognized gift card revenue of $0.1 million for the 3 months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, we recognized $0.1 million in net sales associated with gift cards.

We recognized gift card revenue of $0.2 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we recognized $0.2 million in net sales associated with gift cards.

Disaggregated Revenue. In the following table, revenue for the three and six months ended June 30, 2025 and 2024 is disaggregated by geographic areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$15,833	$15,300	$32,776	$32,386
Canada	1,718	1,737	3,568	3,633
Other	222	249	465	542
Net sales	$17,773	$17,286	$36,809	$36,561

Geographic sales information is based on the location of the customer. As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three and six months ended June 30, 2025, and 2024, respectively.

Discounts. We offer six classes of customer discounts: 1) Retail, 2) Military/First Responder, 3) Business, 4) Commercial, 5) Commercial Pro, and 6) Employees. There are no other class of discounts, and any discounts given will fall into one of these six categories. Such discounts are not deemed to be variable consideration nor convey a material right to these customers since the discounted pricing they receive in a discount class is not incremental to others within the same class and there is no retrospective impact of such discounts. As a result, sales are reported after deduction of discounts at the point of sale. We do not pay slotting fees or make other payments to resellers.

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

(in thousands)	June 30, 2025	December 31, 2024
On hand:
Finished goods held for sale	$32,476	$31,022
Raw materials and work in process	1,125	1,819
Inventory in transit	2,598	2,715
TOTAL	$36,199	$35,556

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

Our principal financial instruments held consist of T-Bills as of June 30, 2025 are cash equivalent, which fall under level 1 of the fair value hierarchy and accounts receivable - trade, accounts payable - trade, which fall under Level 3 of the fair value hierarchy.  As of June 30, 2025 and December 31, 2024, the carrying values of our financial instruments included in our Consolidated Balance Sheets approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three months ended June 30, 2025 and 2024.

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

H.R.1 One Big Beautiful Bill Act was enacted into law on July 4, 2025. The Company is analyzing the income tax and other provisions of this law to determine, if any, its impact on the Company’s financial statements.

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

Accounts Receivable - Trade and Expected Credit Losses. Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit. Accounts receivable are stated at amounts due, net of an allowance. Accounts receivable are generally due within 30 days of invoicing. We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer. Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at June 30, 2025, December 31, 2024, and January 1, 2024 each totaled less than $0.1 million.

Other Intangible Assets. Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization. The weighted average amortization period is 15 years for trademarks and copyrights. Amortization expense related to other intangible assets was less than $0.01 million during each of the 3 months ended June 30, 2025 and 2024. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

3. INCOME TAX

Our effective income tax rate for the three months ended June 30, 2025 and June 30, 2024 was (10.8%) and 25.2% respectively and are primarily due to the recognition of tax benefits on the sales of our corporate property, partially offset by forecasted income taxes loss projected due to our 2025 operation and certain foreign and state jurisdictions obligation in which we operate. Our effective tax rate for the six months ended June 30, 2025 and 2024 was 32.7% and 27.0%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

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

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan” and, together with the 2013 Plan, the “Plans”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023. The 2023 Plan initially reserved up to 800,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees. In June 2023, as part of their annual director compensation, certain of our non-employee directors were granted a total of 12,993 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date. In March 2024, the Company granted to certain employees a total of 59,649 RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to the recipients’ continued employment as of each vesting date. In June 2025 and 2024, the Company granted 17,554 and 12,527 shares respectively to various members of the Board of Directors, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date. In February 2025, in connection with hiring Johan Hedberg as the Company’s Chief Executive Officer, the Company granted Mr. Hedberg 100,000 RSU, which will vest in February 2026, and 900,000 RSUs, which will vest upon the Company’s achievement of certain performance targets. In June 2025, the Company’s stockholders approved an increase to the plan reserve of an additional 900,000 shares of our common stock for the potential vesting those performance-based RSU grants to Mr. Hedberg.

A summary of the activity for RSU awards as of June 30, 2025 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2025	409	$4.32
Granted	1,018	4.58
Forfeited	(355)	4.32
Vested	(19)	4.39
Balance, June 30, 2025	1,053	$3.96

The Company’s stock-based compensation relates primarily to RSU awards. For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.1 million and $0.2 million for the three months ended June 30, 2025 and June 30, 2024, and $0.2 million and $0.4 million for the six months ended June 30, 2025 and 2024 respectively.

As of June 30, 2025, there was unrecognized compensation cost related to non-vested, RSU awards of $0.5 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2025	$252
2026	172
2027	36
2028	17
2029	6
$483

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs. For the three months ended June 30, 2025 and 2024, we issued 3,078 and 20,574 shares, respectively, resulting from the vesting of RSUs. We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares may be satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2025	2024	2025	2024

Numerator:
Net income (loss)	$(199)	$101	$12,477	$626

Denominator:
Basic weighted-average common shares outstanding	8,494,546	8,415,795	8,497,857	8,406,156
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	8,330	-	596
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	-	80,943	-	60,404
Diluted weighted-average common shares outstanding	8,494,546	8,505,068	8,497,857	8,467,156

Basic earnings (loss) per share	(0.02)	0.01	0.06	0.07
Diluted earnings (loss) per share	(0.02)	0.01	0.06	0.07

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

On September 17, 2024, the Board of Directors approved the renewal of the stock repurchase plan and the Company was authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of June 30, 2025, $5.0 million remained available for repurchase under this new program.

8. SALES OF CORPORATE HEADQUARTERS & NEW CEO EMPLOYMENT

The Company concluded the sale of our corporate headquarters, and the net proceeds of the sale is recorded on the face of our Condensed consolidated statements of operations and comprehensive income as Gain on disposal of Headquarter.

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for net proceeds of $24.9 million after deduction of commission and relevant closing fees. The total net book value disposed was $7.2 million resulting in a gain of $17.7 million as the result of the sale and this is included in ‘Other income’ on the face of our consolidated statements of operations and comprehensive income. The Company has elected to include all one-time move expenses in ‘Other income’ as management deems these are not part of our normal operations.

Sales and Disposal of Headquarter (in thousands)

Net Proceeds	$24,897

NBV of Headquarter Assets	7,221

Net Gain	$17,676

On January 28, 2025, the Company also signed a 10-year lease for new corporate headquarters and distribution facilities in Benbrook that will be effective on September 1, 2025, Texas and the Company has the ability to renew the lease for an additional 10 years at market rate. We also signed a short term lease through September 1, 2025 for our current facility that was evaluated as a sale leaseback. Due to the short term nature of the lease it was not recorded under ASC 842 in accordance with our policy of not recording short term leases.

The Company hired Johan Hedberg as its new Chief Executive Officer as of January 6, 2025. Prior to the hiring of Mr. Hedberg, Janet Carr resigned as Chief Executive Officer, effective January 3, 2025; she remained employed by the Company to assist with transition until June 30, 2025.

9. SUBSEQUENT EVENTS

On June 17, 2025, the Company entered into a stock purchase agreement with Janet Carr, our former Chief Executive Officer; wherein the Company agreed to purchase 430,897 shares from Ms. Carr at $3.00 per share for a total of $1,292,691. The transaction was not completed until July 18, 2025; accordingly, the Company’s cash and shares of common stock outstanding shown on the balance sheet as of June 30, 2025 do not reflect this transaction.

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

We continue to focus on improving our financial sustainability and profitability. In the short-term, we are managing operating expenses and gross margin to deliver free operating cash and operating income even in the face of possible continued economic headwinds. We will also continue to selectively invest in profitable sales growth where it makes sense, but rebuilding a durable, profitable business model is the highest priority.

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for a gross sale of $26.5 million before deduction of commission and relevant closing fees as referenced in the Company’s 8-K filed on January 22, 2025. The net proceeds of the sale is recorded in ‘Other, net’ in our consolidated statements of operations and comprehensive income  On January 28, 2025, the Company also signed a 10-year lease for new corporate headquarters and distribution facilities in Benbrook, Texas and the Company has the ability to renew the lease for an additional 10 years at market rate.

The Company hired Johan Hedberg as its new Chief Executive Officer as of January 6, 2025. Prior to the hiring of Mr. Hedberg, Janet Carr resigned as Chief Executive Officer, effective January 3, 2025; she remained employed by the Company to assist with transition until March 31, 2025.

Results of Operations

Three Months Ended June 30, 2025 and 2024

The following table presents selected financial data:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Sales	$17,773	$17,286	$487	2.8%
Gross profit	10,573	10,018	555	5.5%
Gross margin percentage	59.5%	58.0%		1.5%
Operating expenses	10,507	9,955	552	5.5%
Income (loss) from operations	$66	$63	$3	4.8%

Net Sales

Consolidated net sales for the quarter ended June 30, 2025 increased by $0.5 million, or 2.8%, compared to the same period in the prior year period. We believe the increase in sales was primarily due to increased successful sale campaigns the Company executed in the quarter.

Gross Profit

Gross profit for the quarter increased by $0.6 million, or 5.5%, compared to the same period in 2024. Gross margin percentage for the quarter ended June 30, 2025 was 150 basis points better than last year primarily driven by inventoriable costs adjustments and pricing changes implemented to balance tariffs.

Operating expenses

Operating expenses for the quarter increased by $0.6 million or 5.5% compared to the corresponding prior year period, primarily as a result of an increase in total occupancy of $0.4 million mainly to cover rent expense for our corporate offices that were previously owned, increase in salary of $0.3 million driven by hiring to filled some of key management vacancies including VP of Stores, and additional related costs due to relocation of our corporate offices.; partially offset by a decrease in contract labor of $0.1 million.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2025 and June 30, 2024 was (10.8%) and 32.7% respectively and are primarily due to the recognition of tax benefits on the sales of our corporate property, partially offset by forecasted income taxes loss projected due to our 2025 operation and certain foreign and state jurisdictions obligation in which we operate. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are non-deductible for tax purposes, and the estimates in our valuation allowance associated with our deferred tax assets.

Six Months Ended June 30, 2025 and 2024

The following table presents selected financial data:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Sales	$36,809	$36,561	$248	0.7%
Gross profit	21,291	20,938	353	1.7%
Gross margin percentage	57.8%	57.3%		0.5%
Operating expenses	20,963	20,226	737	3.6%
Income from operations	$328	$712	$(384)	(53.9)%

Net Sales

Consolidated net sales for the six months ended June 30, 2025 increased $0.2 million, or 0.7%, compared to the corresponding prior year period. We believe the increase in sales was due to the increased sale campaigns that were ramped up in the second quarter offset by some uncertainty related to global political, economic and other uncontrollable factors.

Our store footprint consisted of 101 and 103 stores at June 30, 2025 and June 30, 2024, respectively.

Gross Profit

Gross profit increased by $0.4 million, or 1.7%, compared to the same period in 2024, and our gross margin percentage for the six months ended June 30, 2025, increased year over year by 50 basis points.

Operating expenses

Operating expenses increased $0.7 million or 3.6% compared to the corresponding prior year period, primarily as a result of an increase in occupancy costs by $0.5 million excluding adjustments for accrued property taxes, an increase in salaries of $0.4 million; partially offset by a decrease in depreciation of $0.2 million due to the sales of our corporate offices.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2025 and June 30, 2024 was 25.2% and 27.0% respectively and are primarily due to the recognition of tax benefits on the sales of our corporate property, partially offset by forecasted income taxes loss projected due to our 2025 operation and certain foreign and state jurisdictions obligation in which we operate. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the change in our valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments. We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities. Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy. Our cash balances as of June 30, 2025 totaled $16.4 million.

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

On September 17, 2024, the Board of Directors approved the renewal of the stock plan and the Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of June 30, 2025, $5.0 million remained available for repurchase under this new program.

Cash Flows

(amounts in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(4,501)	$572
Net cash provided by (used in) investing activities	20,240	(1,428)
Net cash (used in) from financing activities	(12,921)	(1)
Effect of exchange rate changes on cash and cash equivalents	330	229
Net increase (decrease) in cash and cash equivalents	$3,148	$(628)

For the six months ended June 30, 2025, cash used in operations was $4.5 million driven by a net income from operations of $0.3 million , offset by a reduction in lease liability payment of $2.4 million, an increase in trade accounts payables of $1.0 million, an increase in accrued liabilities of $0.9 million, an increase in inventory of $0.3 million, and an increase in other assets      of $0.2 million. Cash provided by investing activities was $20.2 million, which included net proceeds from sale of our corporate headquarters of $24.9 million offset by the purchase of assets for our new corporate facility of $4.7 million. We paid dividends in the amount of $12.8 million. The above activities, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $3.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer) , evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2025. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, with the participation of our Chief Executive Officer, concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Changes to U.S. Tariff Rates. The manufacturing of our products is primarily outsourced to third parties across multiple countries, most notably China and Brazil. We continue to focus on opportunities to mitigate negative impacts and increase efficiencies and scale within our supply chain. However, significant increases in tariff rates, particularly for products imported mainly from China and Brazil, would substantially increase our cost for those products. These increases may likely force the Company to increase our prices to customers for those products to maintain profitability, which could in turn lead to a decrease in our sales. Even if we are able to avoid raising the prices of our own products, the macro-economic inflationary impact from tariffs of substantially higher prices on other products sold in this country could also harm our sales by reducing our customers’ ability to make discretionary purchases of items such as our products. The global tariff environment is changing rapidly, and we cannot be assured that we will not be materially negatively impacted by these changes. We may also be exposed to retaliatory tariffs implications for our intercompany sales to Canadian stores if implemented.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2025	—	—	—	$5,000,000
May 1 – May 31, 2025	—	—	—	$5,000,000
June 1 – June 30, 2025	—	—	—	$5,000,000
Total	—	—	—

Item 6.	Exhibits

Exhibit Number	Description

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

10.7	Letter agreement dated January 2, 2025, between the Company and Janet Carr, filed as Exhibit 10.12 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025 and incorporated by reference herein.

10.8	Employment Agreement dated January 2, 2025, between the Company and Johan Hedberg, filed as Exhibit 10.13 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025 and incorporated by reference herein.

10.9	Form of Restricted Stock Unit Agreement dated February 19, 2025, between the Company and Johan Hedberg filed as Exhibit 10.14 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025 and incorporated by reference herein.

10.10	Form of Restricted Stock Unit Agreement dated February 19, 2025, between the Company and Johan Hedberg filed as Exhibit 10.15 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025 and incorporated by reference herein.

*10.11	Letter agreement dated June 17, 2025, between the Company and Janet Carr

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: Aug 11, 2025	By:	/s/ Johan Hedberg
Johan Hedberg
Chief Executive Officer
(principal executive officer and principal financial officer)