Form 10-Q
period 2025-09-30
TANDY LEATHER FACTORY INC
filed 2025-11-10
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 1-12368

TANDY LEATHER FACTORY, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2543540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7602 Southwest Loop 820, Benbrook, Texas  76126
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

As of November 7, 2025, the registrant had 8,067,502 shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

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

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,018	$13,271
Accounts receivable-trade, net of allowance for credit losses of $18 at September 30, 2025 and $49 at December 31, 2024	304	331
Inventory	35,947	35,556
Income tax receivable	225	384
Prepaid expenses	1,086	898
Other current assets	83	96
Total current assets	49,663	50,536

Property and equipment, at cost	25,356	31,655
Less accumulated depreciation	(15,704)	(19,320)
Property and equipment, net	9,652	12,335

Operating lease assets	24,348	10,323
Deferred income taxes	170	1,213
Other assets	709	517
TOTAL ASSETS	$84,542	$74,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,632	$3,110
Accrued expenses and other liabilities	2,681	3,571
Income taxes payable	658	-
Current portion of operating lease liabilities	3,536	3,205
Total current liabilities	9,507	9,886

Uncertain tax positions	138	248
Other non-current liabilities	76	76
Operating lease liabilities, non-current	21,443	7,561

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 15,000,000 shares authorized; 9,491,878 and 9,920,957 shares issued at September 30, 2025 and December 31, 2024, respectively; 8,067,502 and 8,496,581 shares outstanding at September 30, 2025 and December 31, 2024, respectively	22	23
Paid-in capital	3,398	4,529
Retained earnings	61,773	64,486
Treasury stock at cost (1,424,376 shares at September 30, 2025 and December 31, 2024)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,042)	(2,112)
Total stockholders’ equity	53,378	57,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,542	$74,924

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$17,264	$17,351	$54,072	$53,913
Cost of sales	7,094	7,329	22,612	22,953
Gross profit	10,170	10,022	31,460	30,960

Operating expenses	10,848	10,289	31,811	30,515

(Loss) Income from operations	(678)	(267)	(351)	445

Other income (expense):
Interest income	98	85	461	266
Gain on disposal of headquarters (see footnote 8)	-	-	16,225	-
Other, net	(1,253)	(1)	(2,946)	(38)
Total other (expense) income	(1,155)	84	13,740	228

(Loss) income before income taxes	(1,833)	(183)	13,389	673

Income tax (benefit) provision	(481)	(51)	3,357	178

Net (loss) income	$(1,352)	$(132)	$10,032	$495

Foreign currency translation adjustments, net of tax	(235)	34	70	244

Comprehensive (loss) income	$(1,587)	$(98)	$10,102	$739

Net (loss) income per common share:
Basic	$(0.17)	$(0.02)	$1.20	$0.06
Diluted	$(0.17)	$(0.02)	$1.18	$0.06

Weighted average number of shares outstanding:
Basic	8,142,441	8,422,514	8,378,083	8,412,923
Diluted	8,142,441	8,422,514	8,502,787	8,511,899

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$10,032	$495
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	609	927
Operating lease asset amortization	3,915	2,669
Gain on disposal of assets	(16,225)	-
Stock-based compensation	338	534
Deferred income taxes	1,043	221
Changes in operating assets and liabilities:
Accounts receivable-trade	30	(88)
Inventory	(191)	(91)
Prepaid expenses	(186)	(340)
Other current assets	12	33
Accounts payable-trade	(815)	(13)
Accrued expenses and other liabilities	(897)	(629)
Income taxes, net	716	(981)
Other assets	(190)	(50)
Operating lease liabilities	(3,727)	(2,650)
Total adjustments	(15,568)	(458)
Net cash (used in) provided by operating activities	(5,536)	37

Cash flows from investing activities:
Purchase of property and equipment	(6,590)	(2,315)
Proceeds from sales of Headquarters assets, net	24,897	-
Net cash provided by (used in) investing activities	18,307	(2,315)

Cash flows from financing activities:
Payment of finance lease obligations	-	(1)
Dividend Paid	(12,745)	-
Repurchase of common stock	(1,470)	-
Net cash used in financing activities	(14,215)	(1)

Effect of exchange rate changes on cash and cash equivalents	191	175

Net decrease in cash and cash equivalents	(1,253)	(2,104)

Cash and cash equivalents, beginning of period	13,271	12,159
Cash and cash equivalents, end of period	$12,018	$10,055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)
(Unaudited)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2024	8,496,581	$23	$4,529	$(9,773)	$64,486	$(2,112)	$57,153
Stock-based compensation expense	-	-	93	-	-	-	93
Vesting of restricted stock units	15,973	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	11,583	-	11,583
Dividend Paid	-	-	-	-	(12,745)	-	(12,745)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(288)	(288)
Balance, March 31, 2025	8,512,554	$23	$4,622	$(9,773)	$63,324	$(2,400)	$55,796
Stock-based compensation expense	-	-	118	-	-	-	118
Vesting of restricted stock units	3,078	-	-	-	-	-	-
Repurchase of common stock	(17,233)	-	(176)	-	-	-	(176)
Net loss	-	-	-	-	(199)	-	(199)
Dividend Paid	-	-	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	593	593
Balance, June 30, 2025	8,498,399	23	4,564	(9,773)	63,125	(1,807)	56,132
Stock-based compensation expense	-	-	127	-	-	-	127
Vesting of restricted stock units		-	-	-	-	-	-
Repurchase of common stock	(430,897)	(1)	(1,293)	-	-	-	(1,294)
Net loss	-	-	-	-	(1,352)	-	(1,352)
Dividend Paid	-	-	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(235)	(235)
Balance, September 30, 2025	8,067,502	22	3,398	(9,773)	61,773	(2,042)	53,378

Balance, December 31, 2023	8,399,245	$23	$3,981	$(9,773)	$63,659	$(1,544)	56,346
Stock-based compensation expense	-	-	197	-	-	-	197
Vesting of restricted stock units	2,727	-	-	-	-	-	-
Net income	-	-	-	-	525	-	525
Foreign currency translation adjustments, net of tax	-	-	-	-	-	170	170
Balance, March 31, 2024	8,401,972	$23	$4,178	$(9,773)	$64,184	$(1,374)	$57,238
Stock-based compensation expense	-	-	157	-	-	-	157
Vesting of restricted stock units	20,574	-	-	-	-	-	-
Shares withheld for taxes and cancelled	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-
Net income	-	-	-	-	101	-	101
Foreign currency translation adjustments, net of tax	-	-	-	-	-	40	40
Balance, June 30, 2024	8,422,546	23	4,335	(9,773)	64,285	(1,334)	57,536
Stock-based compensation expense	-	-	180	-	-	-	180
Vesting of restricted stock units	-	-	-	-	-	-	-
Repurchase of common stock	(32)	-	-	-	-	-	-
Net loss	-	-	-	-	(132)	-	(132)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	34	34
Balance, September 30, 2024	8,422,514	23	4,515	(9,773)	64,153	(1,300)	57,618

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

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, a hub for the local leathercrafting community, and our 100+ year heritage.  We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

We sell our products primarily through company-owned stores, through orders generated from our global websites, and through direct account representatives in our commercial division. We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly.  We maintain our principal offices at 7602 Southwest Loop 820, Benbrook, Texas 76126.

The Company currently operates a total of 101 retail stores as of September 30, 2025.  There are 91 stores in the United States (“U.S.”), nine stores in Canada and 1 store in Spain.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2025 and December 31, 2024, our results of operations and our cash flows for the three months ended September 30, 2025 and 2024, and our statements of stockholders’ equity as of and for the three and nine months ended September 30, 2025 and 2024. The preparation of financial statements in accordance with US GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2024.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.1 million as of September 30, 2025, and $0.2 million as of December 31, 2024, and $0.5 million as of January 1, 2024. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of September 30, 2025, December 31, 2024, and January 1, 2024, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. As of September 30, 2025, December 31, 2024, and January 1, 2024, our gift card liability, included in accrued expenses and other liabilities, was $0.3 million, respectively. We recognized gift card revenue of $0.1 million for the 3 months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, we recognized $0.1 and $0.2 million respectively in net sales associated with gift cards.

We recognized gift card revenue of $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.  For the nine months ended September 30, 2025 and 2024, we recognized $0.2 and $0.3 million respectively in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three and nine months ended September 30, 2025 and 2024 is disaggregated by geographic areas as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$15,280	$15,468	$48,056	$47,854
Canada	1,742	1,659	5,310	5,293
Spain	242	224	706	766
Net sales	$17,264	$17,351	$54,072	$53,913

Geographic sales information is based on the location of the customer.  As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three and nine months ended September 30, 2025, and 2024, respectively.

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

(in thousands)	September 30, 2025	December 31, 2024
On hand:
Finished goods held for sale	$32,376	$31,022
Raw materials and work in process	1,186	1,819
Inventory in transit	2,385	2,715
TOTAL	$35,947	$35,556

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

Our principal financial instruments held consist of T-Bills as of September 30, 2025, are cash equivalent, which fall under level 1 of the fair value hierarchy and accounts receivable - trade, accounts payable - trade, which fall under Level 3 of the fair value hierarchy.  As of September 30, 2025 and December 31, 2024, the carrying values of our financial instruments included in our Consolidated Balance Sheets approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three and nine months ended September 30, 2025 and 2024.

Income Taxes.  Income taxes are estimated for each jurisdiction in which we operate.  This involves assessing current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes.  Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income.  To the extent it is more –likely –than not that all or a portion of a deferred tax asset will not be realized, a valuation allowance is recorded.  Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods.

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

H.R.1 One Big Beautiful Bill Act was enacted into law on July 4, 2025.  The Company is analyzing the income tax and other provisions of this law to determine its impact, if any, on the Company’s financial statements.

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

Performance-based and market-based RSUs vest, if at all, upon the Company satisfying certain performance and market targets.  The Company records compensation expense for awards with a performance condition when it is probable that the condition will be achieved.  If the Company determines it is not probable a performance condition will be achieved, no compensation expense is recognized.  If the Company changes its assessment in a subsequent period and concludes it is probable a performance condition will be achieved, the Company will recognize compensation expense ratably between the period of the change in assessment through the expected date of satisfying the performance condition for vesting.  If the Company subsequently assesses that it is no longer probable that a performance condition will be achieved, the accumulated expense that has been previously recognized will be reversed.  The compensation expense ultimately recognized, if any, related to performance-based awards will equal the grant date fair value based on the number of shares for which the performance condition has been satisfied and market-based amounts are valued at the grant date and recognized ratably over the service period.  We issue shares from authorized shares upon the lapsing of vesting restrictions on RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.  The payments of the employees’ tax liability for a portion of the vested shares are generally satisfied by withholding shares with a fair value equal to the tax liability.

Accounts Receivable - Trade and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable is stated at amounts due, net of an allowance.  Accounts receivable is generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at September 30, 2025, December 31, 2024, and January 1, 2024, each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights. Amortization expense related to other intangible assets was less than $0.01 million during each of the 3 months ended September 30, 2025 and 2024.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

Comprehensive Income.  Comprehensive income includes net income or loss and certain other items that are recorded directly to stockholders’ equity. The Company’s only source of other comprehensive income  is foreign currency translation adjustments, and those adjustments are presented net of tax.

2. NOTES PAYABLE AND LONG-TERM DEBT

On January 3, 2023, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A.  Under the Credit Agreement, the bank provides the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged, as collateral, certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  The interest rate is based on CME term SOFR + 210 basis points, and the credit facility renews annually. As of the date of this filing, no funds had been borrowed under this facility, and we are in compliance with all covenants.

In the fourth quarter of 2024, the Company renewed the promissory note under its Credit Agreement with JPMorgan Chase Bank, N.A. through October 31, 2025 under the same terms as above. The renewal of the credit facility is discussed in the subsequent event below in Note 9.

3.  INCOME TAX

Our effective income tax rate for the three months ended September 30, 2025 and 2024, was 26.2% and 27.9%, respectively, and are primarily due to the recognition of tax benefits on the sales of our corporate property, partially offset by forecasted income taxes loss projected due to our 2025 operation and certain foreign and state jurisdictions obligation in which we operate. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was 25.1% and 26.4%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, the change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

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

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan” and, together with the 2013 Plan, the “Plans”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023.  The 2023 Plan initially reserved up to 800,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees.  In June 2023, as part of their annual director compensation, certain of our non-employee directors were granted a total of 12,993 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date.  In March 2024, the Company granted to certain employees a total of 59,649 RSUs under the 2023 Plan, which will vest ratably over the next three years, subject to the recipients’ continued employment as of each vesting date. In June 2025 and 2024, the Company granted 17,554 and 12,527 shares respectively to various members of the Board of Directors, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date.  In February 2025, in connection with hiring Johan Hedberg as the Company’s Chief Executive Officer, the Company granted Mr. Hedberg 100,000 RSU, which will vest in February 2026, and 900,000 RSUs, which will vest upon the Company’s achievement of certain performance and market targets.  In June 2025, the Company’s stockholders approved an increase to the plan reserve of an additional 900,000 shares of our common stock for the potential vesting those performance-based and market based RSU grants to Mr. Hedberg.

A summary of the activity for RSU awards as of September 30, 2025 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2025	409	$4.32
Granted	1,018	3.96
Forfeited	(355)	4.32
Vested	(19)	4.39
Balance, September 30, 2025	1,053	$3.96

The Company’s stock-based compensation relates primarily to RSU awards. For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.1 million and $0.2 million for the three months ended September 30, 2025 and September 30, 2024, and $0.3 million and $0.5 million for the nine months ended September 30, 2025 and 2024 respectively.

As of September 30, 2025, there was unrecognized compensation cost related to non-vested, RSU awards of $0.4 million, which will be recognized in each of the following years or which $0.1 million remain to be recognized in the fourth quarter (dollars in thousands):

Unrecognized Expense
2025	$126
2026	172
2027	36
2028	17
2029	7

$358

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the three months ended September 30, 2025 and 2024, we did not issue any shares resulting from the vesting of RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares may be satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2025	2024	2025	2024

Numerator:
Net (loss) income	$(1,352)	$(132)	$10,032	$495

Denominator:
Basic weighted-average common shares outstanding	8,142,441	8,422,514	8,378,083	8,412,923
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	-	17,555	2,041
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	-	-	107,149	96,935
Diluted weighted-average common shares outstanding	8,142,441	8,422,514	8,502,787	8,511,899

Basic earnings (loss) per share	(0.17)	(0.02)	1.20	0.06
Diluted earnings (loss) per share	(0.17)	(0.02)	1.18	0.06

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

On September 17, 2024, the Board of Directors approved the renewal of the stock repurchase plan and the Company was authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of September 30, 2025, $5.0 million remained available for repurchase under this new program.

On June 17, 2025, the Company entered into a stock purchase agreement with Janet Carr, our former Chief Executive Officer; wherein the Company agreed to purchase 430,897 shares from Ms. Carr at $3.00 per share, for a total of $1,292,691. The transaction was completed on July 18, 2025; accordingly, the Company immediately cancelled the shares and the impact of this transaction is reflected in our cash balance, common shares and additional paid-in-capital in our  financial statements as of September 30, 2025. The shares of common stock outstanding shown on the balance sheet and as part of these financial statements have also been updated as of September 30, 2025.

8. SALES OF CORPORATE HEADQUARTERS & NEW CEO EMPLOYMENT

The Company concluded the sale of our corporate headquarters, and the net proceeds of the sale is recorded on the face of our Condensed consolidated statements of operations and comprehensive income as Gain on disposal of Headquarters.

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for net proceeds of $24.9 million after deduction of commission and relevant closing fees. The total net book value disposed was $8.7 million, resulting in a gain of $16.2 million as the result of the sale and this is included in ‘Other income’ on the face of our consolidated statements of operations and comprehensive income. The Company has elected to include all one-time move expenses in ‘Other income’ as management deems these are not part of our normal operations.

Sales and Disposal of Headquarters (in thousands)

Net Proceeds	$24,897

NBV of Headquarters Assets	8,672

Net Gain	$16,225

During the third quarter of 2025, the Company identified and corrected an immaterial error related to the accounting for the sale of property and land completed earlier in the year. The error resulted from assets associated with the sale that was initially not included in the gain calculation in the amount of approximately $1.4 million pre-tax.  As a result, the gain on sale and total assets were overstated in the first and second quarters. The correction did not have a material impact on the Company’s financial statements for the three and six months ended March 31, 2025 and June 30, 2025.

Net income and earnings per share for the three months ended March 31, 2025 was overstated by $1.1 million net of tax and $0.11 cents per share basic, and $0.12 cents per share diluted. Net income for six month period ended June 30, 2025 was overstated by $1.1 million net of tax and $0.13 cents per share for basic and diluted. This correction does not affect any metric used in management compensation or any of our Company’s normal operations as this was a one-time unusual transaction this is not a part of the Company operating activities.

On January 28, 2025, the Company signed a 10-year lease for new corporate headquarters and distribution facilities in Benbrook, Texas that became effective on July 1, 2025, and the Company has the ability to renew the lease for an additional 10 years at market rate. We also signed a short-term lease through September 1, 2025 for our former facility that was evaluated as a sale leaseback. Due to the short-term nature of the lease, it was not recorded under ASC 842, in accordance with our policy of not recording short-term leases.

The Company hired Johan Hedberg as its new Chief Executive Officer as of January 6, 2025.  Prior to the hiring of Mr. Hedberg, Janet Carr resigned as Chief Executive Officer, effective January 3, 2025; she remained employed by the Company to assist with transition until March 31, 2025.

9. SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company renewed the promissory note under its Credit Agreement with JPMorgan Chase Bank, N.A. through October 31, 2026.

Under the Credit Agreement, the bank provides the Company a credit facility of up to $4,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged, as collateral, certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  The interest rate is based on CME term SOFR + 210 basis points, and the credit facility renews annually. As of the date of this filing, no funds had been borrowed under this facility, and we are in compliance with all covenants.

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

What differentiates Tandy from the competition is our high brand awareness and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, and a hub for the local leathercrafting community, and our 100+-year heritage. We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division.  We also manufacture leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”), splitting, and some assembly. We maintain our principal offices at 7602 S.W. Loop 820, Benbrook, Texas 76126.

Currently, the Company operates a total of 101 retail stores. There are 91 stores in the United States (“U.S,”), nine stores in Canada and one store in Spain.

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been and continue to be our competitive advantage: where our customers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase products – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our Commercial Division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, bulk and volume-based competitive pricing, customized product development, and production and pre-production services, we are building long-term, strategic relationships with our largest customers.

We continue to focus on improving our financial sustainability and profitability.  In the short term, we are managing operating expenses and gross margin to deliver free operating cash and operating income even in the face of possible continued economic headwinds.  We will also continue to selectively invest in profitable sales growth where it makes sense, but rebuilding a durable, profitable business model is the highest priority.

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for net proceeds of $24.9 million after deduction of commission and relevant closing fees, as referenced in the Company’s 8-K filed on January 22, 2025. The net proceeds of the sale is recorded in ‘Other, net’ in our consolidated statements of operations and comprehensive income   On January 28, 2025, the Company signed a 10-year lease for new corporate headquarters and distribution facilities in Benbrook, Texas and the Company has the ability to renew the lease for an additional 10 years at market rate.

The Company hired Johan Hedberg as its new Chief Executive Officer as of January 6, 2025.  Prior to the hiring of Mr. Hedberg, Janet Carr resigned as Chief Executive Officer, effective January 3, 2025; she remained employed by the Company to assist with transition until March 31, 2025.

Results of Operations

Three Months Ended September 30, 2025 and 2024

The following table presents selected financial data:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Sales	$17,264	$17,351	$(87)	(0.5)%
Gross profit	10,170	10,022	148	1.5%
Gross margin percentage	58.9%	57.8%		1.1%
Operating expenses	10,848	10,289	559	5.4%
Loss from operations	$(678)	$(267)	$(411)	(153.8)%

Net Sales

Consolidated net sales for the quarter ended September 30, 2025 decreased by $0.1 million or a 0.5% decrease compared to the same period in the prior year period. We believe the negligible decrease was mainly due to the relocation of our corporate office, which led to the closure of our warehouse for approximately 6 weeks, at which time no shipments of inventory were sent to the stores. We also had limited inventory available on the web, disruption of factory production and very limited commercial sales during the relocation of the corporate office and temporary closure of our warehouse.

Gross Profit

Gross profit for the quarter increased by $0.2 million, or 1.5%, compared to the same period in 2024. Gross margin percentage for the quarter ended September 30, 2025 was 110 basis points better than last year, primarily driven by inventoriable costs adjustments and pricing changes; offset by tariff increases for the period compared to prior year.

Operating expenses

Operating expenses for the quarter increased by $0.6 million or 5.4% compared to the corresponding prior year period, primarily as a result of an increase in total occupancy of $0.7 million mainly to cover rent expense for our corporate offices that were previously owned; partially offset by a decrease in digital marketing of $0.1 million.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2025 and September 30, 2024 was 26.2% and 27.9%, respectively, and are primarily due to the recognition of tax benefits on the sales of our corporate property, partially offset by forecasted income taxes loss projected due to our 2025 operation and certain foreign and state jurisdictions obligation in which we operate. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are non-deductible for tax purposes, and the estimates in our valuation allowance associated with our deferred tax assets.

Nine Months Ended September 30, 2025 and 2024

The following table presents selected financial data:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Sales	$54,072	$53,913	$159	0.3%
Gross profit	31,460	30,960	500	1.6%
Gross margin percentage	58.2%	57.4%		0.8%
Operating expenses	31,811	30,515	1,296	4.2%
Loss (income) from operations	$(351)	$445	$(796)	(179.0)%

Net Sales

Consolidated net sales for the nine months ended September 30, 2025 increased $0.2 million, or 0.3%, compared to the corresponding prior year period. We believe the slight increase in sales was due to the increased sale campaigns and a marginal increase in prices that were ramped up in the second quarter, partially offset in the third quarter by the sales disruption caused by the relocation of our corporate headquarters and warehouse.

Our store footprint consisted of 101 and 100 stores at September 30, 2025 and September 30, 2024, respectively.

Gross Profit

Gross profit increased by $0.5 million, or 1.6%, compared to the same period in 2024, and our gross margin percentage for the nine months ended September 30, 2025, increased year over year by 80 basis points. The gross profit increase was mainly driven by better sales for the last 3 quarters compared to prior year despite the partial closure of our sale operations for about 6 weeks in the third quarter. Gross margin was supported by price adjustments that were partially offset by increased tariffs.

Operating expenses

Operating expenses increased $1.3 million or 4.2% compared to the corresponding prior year period, primarily as a result of an increase in occupancy costs by $1.1 million mainly driven by the rental of our new corporate offices, and increase in compensation and benefits of $0.5 million due to merit, medical benefits and retail bonus; partially offset by a decrease in depreciation of $0.3 million due to the sales of our corporate offices.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2025 and September 30, 2024 was 25.1% and 26.4% respectively and are primarily due to the recognition of tax benefits on the sales of our corporate property, partially offset by forecasted income taxes loss projected due to our 2025 operation and certain foreign and state jurisdictions obligation in which we operate. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the change in our valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of September 30, 2025, totaled $12.0 million.

On October 30, 2024, the Company renewed the promissory note under its credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. through October 31, 2025.  Under the Credit Agreement, the bank will provide the Company a credit facility of up to $5,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged as collateral certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  The interest rate is based on CME term SOFR + 210 basis points and the maturity is one year.  As of the date of this filing, no funds had been borrowed under this facility.

Share Repurchase Program and Share Repurchase

On August 7, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock between that date and August 31, 2024.  As of August 31, 2024, the Company had purchased less than $10,000 of shares under this plan.

On September 17, 2024, the Board of Directors approved the renewal of the stock plan and the  Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026.  As of September 30, 2025, $5.0 million remained available for repurchase under this new program.

Cash Flows

(amounts in thousands)	2025	2024
Net cash provided by (used in) operating activities	$(5,536)	$37
Net cash (used in) from investing activities	18,307	(2,315)
Net cash (used in) from financing activities	(14,215)	(1)
Effect of exchange rate changes on cash and cash equivalents	191	175
Net increase (decrease) in cash and cash equivalents	$(1,253)	$(2,104)

For the nine months ended September 30, 2025, cash used in operations was $5.5 million, driven by a net loss from operations of $0.4 million, non-cash expense of $0.9 million, including depreciation, amortization, and stock-based compensation, an increase in inventory of $0.2 million, an increase in prepaid expenses of $0.2 million, a decrease in accounts payable of $0.8 million, a reduction in accrued expense and other liabilities of $0.9 million, an increase in other assets of $0.2 million, and a decrease in operating lease liabilities of $3.7 million. Cash provided by investing activities was $18.3 million, which included net proceeds from the sale of our corporate headquarters of $24.9 million, partially offset by purchases of property and equipment of $6.6 million. Cash used in financing activities was $14.2 million, primarily for dividend payments. These activities, together with the effect of exchange rate changes of $0.2 million, resulted in a net decrease in cash of $1.3 million.

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

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer) , evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2025. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, with the participation of our Chief Executive Officer, concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Increased Expenses from Renting Headquarters Facilities and Flagship Store.  Until January 2025, the Company owned the buildings housing its principal offices, distribution center and flagship retail store in Fort Worth, Texas.  Since closing the sale of those buildings in January 2025, the Company has leased its spaces for all of these facilities except our flagship store.  Excluding buildout, furniture, equipment and other costs associated with the move to the new facilities, the Company expects to pay initial combined rent for new headquarters and new flagship store facilities in excess of $1.5 million per year (increasing annually beginning in 2026).  If the Company is unable to generate additional sales and profits to offset these added expenses, this could have a material adverse effect on the Company and its operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
July 1 – July 30, 2025	—	—	—	$5,000,000
August 1 – August 31, 2025	—	—	—	$5,000,000
September 1 – September 30, 2025	—	—	—	$5,000,000
Total	—	—	—

Item 6.	Exhibits

Exhibit Number	Description

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

10.6
Employment Agreement dated January 2, 2025, between the Company and Johan Hedberg, filed as Exhibit 10.13 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on   February 26, 2025 and incorporated by reference herein.

10.7
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

10.9
Letter agreement dated June 17, 2025, between the Company and Janet Carr, filed as Exhibit 10.11 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2025, and incorporated by reference herein.

14.1
Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors in May, 2021, filed as Exhibit 14.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

19.1
Tandy Leather Factory, Inc. Insider Trading Policy filed as Exhibit 19.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2025, and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 10, 2025	By:	/s/ Johan Hedberg
Johan Hedberg
Chief Executive Officer
(principal executive officer and principal financial officer)