Form 10-K
period 2025-12-31
TANDY LEATHER FACTORY INC
filed 2026-02-24
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________ to ________

Commission File Number 1-12368

Delaware	75-2543540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7602 SW LOOP 820 STE 101 Benbrook, Texas 76126	76126
(Address of Principal Executive Offices)	(Zip Code)
817-872-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0024	TLF	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.   ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $15,907,771 at December 31, 2025  (based on the price at which the common stock was last traded on the last business day of its most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 19, 2026, there were 8,072,875 shares of the registrant’s common stock outstanding..

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

General

Tandy Leather Factory, Inc. (“TLF,” “we,” “our,” “us,” the” Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries) is one of the world’s largest specialty retailers of leather and leathercraft-related items.  Founded in 1919 in Fort Worth, Texas, the Company introduced leathercrafting to millions of American and later Canadian and other international customers and has built a track record as the trusted source of quality leather, machines, tools, hardware, supplies, kits and teaching materials for leatherworkers everywhere.  Today, our mission remains to build on our legacy of inspiring the timeless art and trade of leatherworking.

What differentiates Tandy from the competition is our high brand equity, awareness, and strong brand equity and loyalty, our network of retail stores that provides convenience, a high-touch customer service experience, a wide assortment in our e-commerce channel, a hub for local leathercrafting communities, and our 100-year plus heritage.

We believe that this combination of qualities is unique to Tandy and gives the brand competitive advantages that are difficult for others to replicate.

We sell our products primarily through company-leased stores and through orders generated from our global websites, and through our commercial division.  We produce leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”) and splitting and some assembly.  We maintain our principal offices at 7602 Southwest Loop 820, Suite 101, Benbrook, TX 76126.

The Company’s common shares currently trade on the Nasdaq Capital Market Group under the symbol “TLF.”

Retail Fleet

The Company currently operates a total of 101 retail stores. There are 91 stores in the United States (“U.S.”), nine stores in Canada and one store in Spain. As of December 31, 2025 and 2024, there were no temporary store closure.

As of December 31, 2025, all Tandy locations, including our corporate headquarters facilities ( our corporate offices, distribution center, and production facility) are leased.

Business Strategy

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been, and continue to be, our competitive advantage: where our consumers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel, and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase product – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our commercial division is tailored to the needs of those customers who build businesses around leather.  With our commercial support team direct-from-our-warehouse shipping model, volume-based competitive pricing, customized product development, and assembly and pre-assembly services, we are building long-term, strategic relationships with our largest customers.

Going forward, our strategy is to continue to:

•	Manage our cost base and use of cash and focus on strengthening our sales by:

o	Leveraging our competitive advantage of our retail stores.

o	Unlocking store potential by opening new stores and expanding classes, and outreach.

o	Growing ecommerce in scaling our digital footprint and using marketplaces as acquisition channels.

o	Launching our new loyalty program optimizing a new buy online and pick up in stores (BOPIS).

•	Improving our employee product knowledge, customer service level, and in-store and virtual classes and community engagement.

•	Expanding workshop space in stores with machines are the highest priorities.

•	Give customers good reasons to visit stores and an excellent return on their time investment when they do.

•	Improve our overall digital and technological capabilities to include artificial intelligence where applicable across our entire operation and channels.

Economic Conditions

Over the past 5 years, as post-covid inflation had significant impact on food and housing costs, our customers had initially pulled back on discretionary spending, but we experienced a slight positive change in their behavior at the beginning of 2025.  At the time of filing this Form 10-K, the American and world economies continue to be affected by a combination of factors arising from the continuing war in Ukraine, the more recent and worsening crisis in Israel and the Middle East, and continued tensions between the U.S. and China.  Furthermore, it is not clear how the  U.S. administration will affect inflation, employment, cost of goods through ongoing shifts in tariffs, tax policy and other external factors that may have an impact on our employees, our customers or the financial performance of Tandy.

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

Merchandise

We carry a wide assortment of products organized into a number of categories, including leather, hand tools, hardware, kits, liquids, machines, and other supplies.  We operate a production facility in Benbrook, Texas, where we produce kits, thread lace, belt strips and straps, and Craftaid® tooling templates, and provide some custom production services for commercial and business customers.  The factory produces approximately 10% of our products.  We distribute product under the Tandy LeatherTM, Eco-FloTM, CraftoolTM, CraftoolProTM and Dr. Jackson’sTM brands, along with our premium TandyPro® line of products.  We develop and invest in new products through the ideas and referrals of customers and store personnel as well as the analysis of trends in the market and sales performance at retail.  In addition, we have been focused on broadening our assortment through strategic partnerships with key brands to drive category growth and better meet the needs of our customers.

Operations

Information regarding net sales, gross profit, operating income, and total assets is included within Item 7, Management’s Discussion and Analysis of financial condition and results of operations, and within Item 8, Financial Statements and Supplementary Data.

Our stores and website offer a broad selection of products combined with leathercraft expertise in a one-stop shop.  Not only can customers purchase leather, related accessories and supplies necessary to complete their projects from a single source, but many of our store associates are also leathercrafters themselves and can provide suggestions and advice on our customers’ projects. Customers value the expertise and high level of customer service from our store associates, the convenience of taking their purchases immediately, as well as the ability to touch, feel and choose their individual pieces of leather, an organic product in which each piece is unique.  We also offer numerous classes and open workbenches where customers can work on projects together with the leathercrafting community, and test new tools and techniques.

Most of our stores range in size from 1,300 square feet to 9,000 square feet, with the average at approximately 3,500 square feet. Our new Fort Worth flagship store is approximately 8,000 square feet.  Stores are located in light industrial warehouse spaces or older strip shopping centers in proximity to major freeways or well-known crossroads. We believe that many of our customers view our stores as a destination: customers interested in leathercrafting seek us out, reducing the value of paying high rents for high foot-traffic locations.

Historically, we generate slightly more sales in the fourth quarter of each year due to the holiday shopping season (approximately 28-30% of annual sales), while the other three quarters average approximately 22-24% of annual sales each quarter.

Distribution

Our stores receive the majority of their inventory from our central distribution center located in Benbrook, Texas, in weekly or, increasingly, bi-monthly shipments, using third-party transportation providers.  Occasionally, merchandise is shipped to stores directly from the vendor.  We now fulfill all of our U.S. and many of our international web orders from our Benbrook distribution center.  Canada web orders are fulfilled out of our nine Canada stores, and European web orders are fulfilled out of our Spain store.  We have a global customer service team that handles web order inquiries and phone orders.  Our goal is to optimize the tradeoff between the sales and market share we realize from having a broad product line against the safety stock required to support those items.  We generally maintain higher inventories of imported or long-lead-time items to ensure a continuous supply. Increased product assortment and some supply chain disruptions over the past several years have put upward pressure on inventory, offset by better sell-throughs, test-and-learn buying, and strategic partnerships with vendors.   We have been executing a number of strategic initiatives to test smaller quantities of new items online, buying into them only when we are certain of their success, to tailor product assortments to the needs of local customers in each store, and to ship directly from vendors to customers.  We carry about 6,500 stock-keeping units (SKUs) in our current product line and continue to refine both the line, the lead times and safety stock levels required to meet customer demand, online vs. in-store assortment, and overall total inventory levels needed to grow sales and market share.

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

Suppliers

We purchase merchandise and raw materials from nearly 150 suppliers from the United States and approximately 20 foreign countries.  In general, our 10 largest suppliers account for approximately 55% of our inventory purchases, and we had one supplier in 2025 who represented about 12% of our purchases.

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

Employees

As of December 31, 2025, we employed globally 538 people, 401 of whom were employed on a full-time basis.  We are not a party to any collective bargaining agreements.  Overall, we believe that our relations with employees are good.

Intellectual Property

The Company owns all the material trademark rights used in connection with the production, marketing, distribution and sale of all Tandy-branded products.  In addition, we license a limited number of our trademarks and copyrights used in connection with the production, marketing and distribution of certain categories of goods and limited edition co-branded projects.  Major trademarks include federal trade name registrations for “Tandy Leather Factory,” “Tandy Leather,” and “Tandy.”  The Company is not dependent on any one particular trademark or design patent, although it believes that the “Tandy” and “Tandy Leather” names are important for its business.  In addition, Tandy owns several patents for specific belt buckles and leather-working equipment.  Tandy monitors its trademarks and trade names and where appropriate pursues infringers.  The Company expects that its material trademarks will remain in full force and effect for as long as we continue to use and renew them.

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

Information about our Executive Officers

The following table sets forth information concerning our executive officers as of December 31, 2025:

Name	Age	Executive Since	Position
Johan Hedberg	59	2025	Chief Executive Officer

Johan Hedberg has served as our Chief Executive Officer and as a member of our Board of Directors since January 6, 2025.  Mr. Hedberg brings more than 30 years of retail leadership experience, most recently as Chief Sales Officer and President, Americas, of Fiskars Group from September 2021 until December 2023. He also served there as Global Chief Sales Officer Fiskars Group from April 2020 until August 2021 and Senior Vice President Global Sales BA Vita from July 2019 until March 2020. Prior to Fiskars, he was Vice President Sales and Marketing, Region Europe and Rest of World, for Thule Group from January 2013 until July 2019. Mr. Hedberg earned a Bachelor of Business Administration from the Cox School of Business, Southern Methodist University, and a Masters of Business Administration from the Kellogg School of Management, Northwestern.

ITEM 1A.	RISK FACTORS

Risks Related to our Business and Business Strategy

The successful execution of our multi-year transformation and operational efficiency initiatives is key to the long-term growth of our business.
The Company continues to implement a large number of initiatives to transform the Company’s business, improve sales long term and improve operational efficiency.  These include the closing or relocation of underperforming stores and opening of new store concepts, pricing and marketing initiatives, systems improvements, and other changes.  The Company believes that long-term growth will be realized through these transformational efforts over time, however there is no assurance that such efforts will be successful.  Actual costs incurred and the timeline of these initiatives may differ from our expectations.  If these initiatives are unsuccessful, our business, financial condition and results of operation could be materially adversely affected.

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
We lease our retail store locations under long-term, non-cancelable leases, which have initial or renewed terms typically ranging from three years to ten years and may include lease renewal options.  In addition, we  lease the Company’s principal offices and distribution center (including some factory production) under a lease that will run through September 2035 and is renewable for an additional ten years.  We believe that most of the lease agreements we will enter into in the future will be long-term and non-cancelable.  Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance, and utilities.  We generally cannot cancel these leases at our option.  If we determine that it is no longer economical to operate a retail store or other facility subject to a lease and decide to close it, as we have done in the past and will do in the future, we would generally remain obligated under the applicable lease for, among other things, payment of the base rent, common charges, and other net payments for the balance of the lease term.  In some instances, we may be unable to close an underperforming retail store without a significant financial penalty due to continuous operation clauses in our lease agreements.  In addition, as each of our leases expires, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail stores in desirable locations.  Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow.  Likewise, our obligation to continue making lease payments in respect of leases for closed retail or other spaces could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to sustain our financial performance or our past growth, which could have a material adverse effect on our future operating results.
In 2025, we also experienced sales improvement compared to the prior year, which management believes primarily resulted from our sales campaigns, stronger retail management, and increase in prices offset by pressures from macroeconomic factors, including inflation (particularly higher food, fuel, housing and transportation costs), tariffs increases, higher interest rates and lower government subsidies, all of which impacted the specialty retail industry and impacts our customers’ ability to make discretionary purchases such as our products.  Many other specialty retailers have experienced declining sales and losses due to the overall challenging retail environment.  Our sales and profits may continue to be negatively affected in the future.  We anticipate that our financial performance will depend on a number of factors, including consumer preferences, the strength and protection of our brand, the introduction of new products, and the success of our business strategy.

Competition, including internet-based competition, could negatively impact our business.
The retail industry is competitive, which could result in the reduction of our prices and loss of our market share. While we remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience, we compete with smaller and larger retailers focused on leather and leather crafting, some of whom have been able to offer competitive products at lower prices than ours.  We also compete with larger specialty retailers (e.g., Michaels Stores, Inc., and Hobby Lobby Stores, Inc.) that dedicate a small portion of their selling space to products that compete with ours but are larger and have greater financial resources than we do.  The Company also faces competition from internet-based retailers in addition to traditional store-based retailers.  This could result in increased price competition, since our customers can more readily search and compare products from internet-based retailers who do not need to support a physical store fleet and may be able to undercut our prices for products.  The growth of internet retailers has also significantly reduced traffic to many shopping centers and physical stores, which, if not countered by an increase in our own online retailing, could have a material adverse effect on our in-store or overall sales.

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

Disruptions in the operation of our U.S. distribution center or assembly facility could have an adverse effect on our ability to supply our retail stores, fulfill web orders and/or manufacture product, resulting in possible decreases in sales and margin.

We are dependent on a limited number of distribution and sourcing centers, primarily the center located at our Benbrook, Texas headquarters, where we relocated during 2025 as referenced above and in Note 11 of this document.  Our ability to meet the needs of our customers and our retail stores and e-commerce sites depends on the proper operation of these centers.  If any of these centers were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our retail and wholesale customers.  While we have business continuity and contingency plans for our sourcing and distribution center sites, significant disruption of assembly or distribution for any of the above reasons could interrupt product supply, result in a substantial loss of inventory, increase our costs, disrupt deliveries to our customers and our retail stores, and, if not remedied in a timely manner, could have a material adverse impact on our business.

Risks Related to Cash Flow and Capitalization

If our cash from operations falls short and we are unable to raise additional working capital, we might be unable to fully fund our operations or to otherwise execute our business plan.

Historically, the Company has funded its business primarily with cash from operations and has utilized only small lines of working capital for seasonal expenditures.  In 2025, we renewed our line of credit facility through JP Morgan Chase Bank to provide working capital as needed; as of the date of this report, we have not borrowed any amounts under this facility.  However, should (1) our costs and expenses prove to be greater than we currently anticipate, or (2) seasonal fluctuations in sales or inventory purchases result in needing additional capital, and (3) we are unable to borrow sufficient short- or long-term capital, the depletion of our working capital would be accelerated and could leave us unable to make required payments.  We may also seek capital through the private issuance of debt or equity securities. We cannot guarantee that we will be able to secure all of the additional cash or working capital we might require to continue our operations.

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

Risks Related to Legal, Regulatory and Compliance

If the United States maintains current tariffs on products manufactured in China or other major countries where we source our products, or if additional tariffs or trade restrictions are implemented by other countries or by the U.S., the cost of our products manufactured in China or other countries and imported into the U.S. or other countries could increase.  This could in turn adversely affect the profitability for these products and have an adverse effect on our business, financial condition and results of operations.

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

We lease our store locations and the majority of our stores have initial lease terms of at least five years.  The leases are generally renewable, with increases in lease rental rates in some cases.  We believe that all of our properties are adequately covered by insurance.  As of December 31, 2025, we lease our corporate headquarters, which includes our distribution center and production facility, sales, marketing, administrative, and executive offices.   In January 2025, the Company completed the sale of its corporate headquarters buildings which consisted of 191,000 square feet located on approximately 30 acres along with our flagship store and details of this transaction can be found in Note 11 below.

The following table summarizes the locations of our leased premises excluding our corporate offices as of the date of this filing:

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

There were approximately 271 stockholders of record on February 24, 2026.

We did not sell any shares of our equity securities during our fiscal year ended December 31, 2025 that were not registered under the Securities Act.

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

We did not repurchase any shares of our common stocks during the fourth quarter of fiscal year 2025.

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

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division.  We produce leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites. We also offer production services to our business customers such as cutting (“clicking”) and splitting and some assembly. We maintain our principal offices at 7602 Southwest Loop 820, Suite 101, Benbrook, TX 76126.

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

•	Manage our cost base and use of cash and focus on strengthening our sales by:

o	Leveraging our competitive advantage of our retail stores.

o	Unlocking store potential by opening new stores and expanding classes, and outreach.

o	Growing ecommerce in scaling our digital footprint and using marketplaces as acquisition channels.

o	Launching our new loyalty program optimizing a new buy online and pick up in stores (BOPIS).

•	Improving our employee product knowledge, customer service level, and in-store and virtual classes and community engagement.

•	Expanding workshop space in stores with machines are the highest priorities.

•	Give customers good reasons to visit stores and an excellent return on their time investment when they do.

•	Improve our overall digital and technological capabilities to include artificial intelligence where applicable across our entire operation and channels.

•

Results of Operations

The following table presents selected financial data:

	Twelve Months Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Sales	$76,324	$74,391	$1,933	2.6%
Gross profit	43,539	41,804	1,735	4.1%
Gross margin percentage	57.0%	56.2%		0.8%
Operating expenses	44,502	41,176	3,326	8.1%
(Loss) Income from operations	$(963)	$628	$(1,591)	(253.3)%

Net Sales

Consolidated net sales increased by $1.9 million, or 2.6%, from 2024 to 2025. Management believes the increase was primarily attributable to more stable consumer demand compared to prior years, as well as changes in the depth and timing of promotional activity, improved execution in retail stores, and a stronger inventory position across the retail fleet. These factors were partially offset by sales disruptions resulting from the approximately six-week closure of the distribution center and factory in connection with the relocation of those facilities and the corporate offices.

Our store footprint consisted of 101 stores at December 31, 2025 and 101 stores at December 31, 2024.

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

Gross Profit

Gross profit increased by $1.7 million, or 4.1%, from 2024 to 2025. Our gross margin percentage for the year ended December 31, 2025 increased to 57.0% versus 56.2% in the same period in 2024, mainly due to pricing strategies implemented to combat tariffs and cost efficiency gains in our distribution center; offset by tariff increases from various countries where we source our products.

Operating Expenses

Operating expenses increased by $3.3 million in 2025 as compared to the prior year.  The primary drivers of the increase were increased rent driven by total lease cost of our corporate facilities of approximately $1.4 million that was previously owned in 2025, increased retail rent of $0.2 million, bonus expense of $1.0 million for overall achieving acceptable targets in the midst of disruptions and closures of our operations, higher employment costs of approximately $1.0 million for increased healthcare premiums and employee merit increase; offset by a reduction in accrued property tax  of $0.2 million, and the reduction in utilities  of $0.1 million.

Other Income

Other income consists primarily of interest income and foreign currency gain.  For the year ended December 31, 2025 , we recognized other income of $13.3 million of which $24.9 million was generated from the sales of our corporate headquarters, $0.6 million was related to interest earned on our short term investment; offset by $8.7 in disposal of our building and land and $3.5 million dollar in relocation expenses and other foreign exchange impact.

Provision for Income Taxes

Our effective tax rate was 26.0% and 24.2% for the years ended December 31, 2025 and 2024, respectively.   Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the release of valuation allowance associated with our deferred tax assets in 2024.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances, and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balance as of December 31, 2025 totaled $16.1 million.

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

In the fourth quarter of 2025, the Company renewed the promissory note under its Credit Agreement with JPMorgan Chase Bank, N.A. through October 31, 2026. Under the Credit Agreement, the bank provides the Company a credit facility of up to $4,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged, as collateral, certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  The interest rate is based on CME term SOFR + 210 basis points, and the credit facility renews annually. As of the date of this filing, no funds had been borrowed under this facility, and we are in compliance with all covenants.

Share Repurchase Program

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock on the open market on or prior to August 31, 2024.  As of December 31, 2025, the Company had purchased less than $10,000 of shares under this plan.

On September 17, 2024, the Board of Directors approved the renewal of the stock plan, and the Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of December 31, 2025, $5.0 million remained available for repurchase under this new program.

On June 17, 2025, the Company entered into a stock purchase agreement with Janet Carr, our former Chief Executive Officer; wherein the Company agreed to purchase 430,897 shares from Ms. Carr at $3.00 per share, for a total of $1,292,691. The transaction was completed on July 18, 2025; accordingly, the Company immediately cancelled the shares and the impact of this transaction is reflected in our cash balance, common shares and additional paid-in-capital in our  financial statements as of December 31, 2025. The shares of common stock outstanding shown on the balance sheet and as part of these financial statements have also been updated as of December 31, 2025.

Cash Flows

(amounts in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(556)	$4,548
Net cash provided by (used in) investing activities	17,360	(2,983)
Net cash used in financing activities	(14,108)	(1)
Effect of exchange rate changes on cash and cash equivalents	120	(452)
Net increase in cash and cash equivalents	$2,816	$1,112

For 2025, we used $0.6 million of cash in operations driven by net loss from operation of $0.9 million which excluded the sale of the building, the add-back of non-cash expenses of $1.3 million, including depreciation, amortization, and stock based compensation, a decrease in inventory of $2.6 million, offset by a decrease in operating lease liabilities payments of $3.1 million and a decrease in account payable of $1.3 million; adjusted by an decrease in deferred tax asset of $0.8 million. Cash provided by investing activities was $17.4 million which included the net proceeds from the sale of our corporate headquarters of $24.9 million, partially offset by the purchase of property and equipment of $7.5 million. Cash used in financing activities was $14.1 million, primarily for dividend payments. These activities, together with the effect of exchange rate changes of $0.2 million, resulted in a net increase in cash of $2.8 million.

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

We believe that cash flow from operations and our existing cash reserves will be adequate to fund our operations through 2026, considering the current effects of the inflationary pressure on our business and cash flow and our current business performance.  In addition, we anticipate that this cash flow and our current cash reserves will enable us to meet our contractual obligations and commercial commitments throughout 2026.  There can be no assurance, however, that the current global economic conditions would not result in further restrictions on our business operations in a manner that would more materially impact our cash flow.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2025 or 2024, and we do not currently have any such arrangements.

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

None of our lease agreements contain material residual value guarantees or material restrictive covenants.  As of December 31, 2025, we have no sublease agreements and no lease agreements in which we are named as a lessor.  We do not have any contingent rental payment agreements.

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

The Company also had a market based award which consist of the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $5.50 or more; the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $6.50 or more; and the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $7.50 or more. The Company determined the grant date fair value under based on the authoritative guidance and recorded the impact as of December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Tandy Leather Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tandy Leather Factory, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

The Company’s accounting policy for the recognition of inventory and cost of sales is described in Note 2 Significant Accounting Polices to the financial statements. The Company has recorded an inventory balance of approximately $33.2 million and cost of sales of approximately $32.8 million as of and for the year ended December 31, 2025. Additionally, Note 3 Balance Sheet Components to the financial statements provides further detail of the components of the year-end inventory balance.

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

/s/ Whitely Penn LLP

We have served as the Company’s auditor since 2024.

Dallas, Texas
February 24, 2026

Tandy Leather Factory, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	December 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,087	$13,271
Accounts receivable-trade, net of allowance for credit losses of $51 at December 31, 2025 and $49 at December 31, 2024	425	331
Inventory	33,238	35,556
Income tax receivable	-	384
Prepaid expenses	721	898
Other current assets	111	96
Total current assets	50,582	50,536

Property and equipment, at cost	26,203	31,655
Less accumulated depreciation	(15,978)	(19,320)
Property and equipment, net	10,225	12,335

Operating lease assets	24,736	10,323
Deferred income taxes	380	1,213
Other assets	710	517
TOTAL ASSETS	$86,633	$74,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$2,154	$3,110
Accrued expenses and other liabilities	3,704	3,571
Income taxes payable	428	-
Current portion of operating lease liabilities	3,512	3,205
Total current liabilities	9,798	9,886

Uncertain tax positions	227	248
Other non-current liabilities	149	76
Operating lease liabilities, non-current	23,868	7,561

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 25,000,000 shares authorized; 9,497,251 and 9,920,957 shares issued at December 31, 2025 and December 31, 2024, respectively; 8,072,875 and 8,496,581 shares outstanding at December 31, 2025 and December 31, 2024, respectively	22	23
Paid-in capital	3,651	4,529
Retained earnings	60,843	64,486
Treasury stock at cost (1,424,376 shares at December 31, 2025 and December 31, 2024)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,152)	(2,112)
Total stockholders’ equity	52,591	57,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,633	$74,924

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024

Net sales	$76,324	$74,391
Cost of sales	32,785	32,587
Gross profit	43,539	41,804

Operating expenses	44,502	41,176

(Loss) Income from operations	(963)	628

Other income (expense):
Interest income	552	331
Gain on disposal of headquarter (see footnote 11)	16,225	-
Other, net	(3,514)	132
Total other income	13,263	463

Income before income taxes	12,300	1,091

Income tax provision	3,198	264

Net income	$9,102	$827

Foreign currency translation adjustments, net of tax	(40)	(568)

Comprehensive income	$9,062	$259

Net income per common share:
Basic	$1.11	$0.10
Diluted	$1.10	$0.09

Weighted average number of shares outstanding:
Basic	8,234,862	8,493,989
Diluted	8,264,174	8,783,063

The accompanying notes are an integral part of these Consolidated Financial Statements

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$9,102	$827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	858	1,183
Operating lease asset amortization	5,302	3,548
Gain on disposal of assets	(16,225)	-
Stock-based compensation	484	548
Deferred income taxes	834	(342)
Changes in operating assets and liabilities:
Accounts receivable-trade	(90)	(72)
Inventory	2,606	1,992
Prepaid expenses	178	(424)
Other current assets	55	17
Accounts payable-trade	(1,294)	1,116
Accrued expenses and other liabilities	126	322
Income taxes, net	799	(574)
Other assets	(190)	(81)
Operating lease liabilities	(3,101)	(3,512)
Total adjustments	(9,658)	3,721
Net cash (used in) provided by operating activities	(556)	4,548

Cash flows from investing activities:
Purchase of property and equipment	(7,537)	(2,983)
Proceeds from sales of Headquarters assets, net	24,897	-
Net cash provided by (used in) investing activities	17,360	(2,983)

Cash flows from financing activities:
Payment of finance lease obligations	-	(1)
Dividend Paid	(12,745)	-
Repurchase of common stock, net	(1,363)	-
Net cash used in financing activities	(14,108)	(1)

Effect of exchange rate changes on cash and cash equivalents	120	(452)

Net increase in cash and cash equivalents	2,816	1,112

Cash and cash equivalents, beginning of period	13,271	12,159
Cash and cash equivalents, end of period	$16,087	$13,271

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Cash Flows - continued
(amounts in thousands)

	For the Years Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Income tax paid during the period, net	$1,851	$1,692

Supplemental disclosures of non-cash activity:
Operating lease assets obtained in exchange for lease liabilities, net	$18,248	$4,755

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	8,399,245	$23	$3,981	$(9,773)	$63,659	$(1,544)	56,346
Stock-based compensation expense	-	-	548	-	-	-	548
Vesting of restricted stock units	97,588	-	-	-	-	-	-
Purchase of treasury stock	(252)	-	-	-			-
Net income	-	-	-	-	827	-	827
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(568)	(568)
Balance, December 31, 2024	8,496,581	$23	$4,529	$(9,773)	$64,486	$(2,112)	$57,153
Stock-based compensation expense	-	-	484	-	-	-	484
Vesting of restricted stock units	21,346	-	-	-	-	-	-
Repurchase of common stock	(445,052)	(1)	(1,362)	-	-		(1,363)
Net income	-	-	-	-	9,102	-	9,102
Dividend Paid	-	-	-	-	(12,745)	-	(12,745)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(40)	(40)
Balance, December 31, 2025	8,072,875	22	3,651	(9,773)	60,843	(2,152)	52,591

The accompanying notes are an integral part of these Consolidated Financial Statements.

TANDY LEATHER FACTORY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

We sell our products primarily through company-owned stores and through orders generated from our global websites, and through direct account representatives in our commercial division.  We produce leather lace, cut leather pieces and most of the do-it-yourself kits that are sold in our stores and on our websites.  We also offer production services to our business customers such as cutting (“clicking”) and splitting and some assembly.   We maintain our principal offices at 7602 SW Loop 820, Suite 101, Benbrook, TX 76126.

The Company currently operates a total of 101 retail stores.  There are 91 stores in the United States (“U.S.”), nine stores in Canada and one store in Spain.

The Company’s common shares currently trade on Nasdaq Capital Market under the symbol “TLF.”

We operate as a single segment and report on a consolidated basis.

2.  SIGNIFICANT ACCOUNTING POLICIES

Management estimates and reporting

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that are believed to be reasonable under these circumstances, the results of which form the basis for the Company’s conclusions.  The Company continually evaluates the information used to make these estimates as the business and the economic environment changes.  Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions.  The policies discussed below require estimates that contain a significant degree of judgement.  The use of estimates is pervasive throughout the Consolidated Financial Statements, but the accounting policies and estimates considered most significant are as follows.

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

Accounts receivable and expected credit losses

Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable are stated at amounts due, net of an allowance for credit losses.  Accounts receivable are generally due within 30 days of invoicing.  Our accounts receivable balance as of December 31, 2025, December 31, 2024 and January 1, 2024 were $0.4 million, $0.3 million, and $0.3 million, respectively.

We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at December 31, 2025, December 31, 2024, and January 1, 2024 each totaled less than $0.1 million.

Foreign currency translation and transactions

Foreign currency translation adjustments arise from activities of our foreign subsidiaries.  Results of operations are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated using period-end exchange rates.  Foreign currency translation adjustments are recorded in stockholders’ equity, net of tax. For the years ended December 31, 2025 and 2024, we recorded foreign currency translation loss of $0.1 million and a loss of $0.6 million, respectively.

Gains and losses resulting from foreign currency transactions are recorded in other, net within the statements of operations and comprehensive income.

Revenue recognition

Our revenue is earned from sales of merchandise and generally occurs via three methods: (1) at the store counter, (2) shipment of product generally via web sales, and (3) sales of product directly to commercial customers through our commercial account representatives.  We recognize revenue when we satisfy the performance obligation of transferring control of product merchandise over to a customer. At the store counter, our performance obligation is met, and revenue is recognized when a sales transaction occurs with a customer.  Our performance obligation for 2) and 3) are met when merchandise is shipped to a customer, and revenue is recognized when control passes to the customer.  Shipping terms are normally free on board (“FOB”) shipping point, and control passes when the merchandise is shipped to the customer.  Sales tax and comparable foreign tax is excluded from net sales, while shipping charged to our customers is included in net sales.  Net sales is based on the amount of consideration that we expect to receive, reduced by estimates for future merchandise returns.  As of December 31, 2025, December 31, 2024, and January 1, 2024, we had received approximately $0.1 million, $0.3 million, and $0.3 million in credit card payments that had not shipped as of the end of the year, and this was recorded in deferred revenue under accrued expenses and other liabilities on the Balance Sheet.

The sales return allowance included in accrued expense and other liabilities was $0.2 million, $0.2 million, and $0.2 million as of December 31, 2025 and 2024 and January 1, 2024 respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer.  We record revenue and reduce the gift card liability as the customer redeems the gift card.  In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. We include our gift card liability in accrued expenses and other liabilities.  On January 1, 2025, the opening balance of the gift card liability was $0.3 million.  During 2025, we issued $0.5 million of gift cards, and $0.4 million of gift cards were redeemed and recognized as revenue.  At December 31, 2025, our gift card liability balance was $0.4 million. On December 31, 2024 and January 1, 2024, the gift card liability was $0.3 and $0.3 million respectively.

Disaggregated revenue

In the following table, revenue for the years ended December 31, 2025 and 2024 is disaggregated by geographic areas as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024
United States	$67,905	$66,045
Canada	7,459	7,313
Other	960	1,033
Net sales	$76,324	$74,391

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

Leases

We lease our corporate headquarters and certain real estate for our retail store locations and periodically lease warehouse equipment for our Texas distribution center, both under long-term lease agreements.  We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term.  We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.

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

For the year ended December 31, 2025, the Company did not record any impairment. The Company recorded $0.02 million in impairment expense for the year ending December 31, 2024.

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

(in thousands, except share data)	2025	2024

Numerator:
Net income	$9,102	$827

Denominator:
Basic weighted-average common shares outstanding	8,234,862	8,493,989
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	389	5,529
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	28,923	283,545
Diluted weighted-average common shares outstanding	8,264,174	8,783,063

Basic earnings per share	1.11	0.10
Diluted earnings per share	1.10	0.09

For the years ended December 31, 2025 and 2024, there were 24,704 and 38 shares, respectively, excluded from the diluted EPS calculation because the impact of their assumed vesting would be anti-dilutive. The significant change was due to the issuance of the new CEO shares in the first quarter of 2025.

For additional disclosures regarding restricted stock awards and employee stock options, see Note 10, Stockholders’ Equity – Equity Compensation Plans.

Other intangible assets

Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights.  Amortization expense related to other intangible assets was less than $0.01 million in each of 2025 and 2024 and was recorded in operating expenses.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

Our principal financial instruments consist of our money market investment or T-Bills maturing less than 90 days, accounts receivable, and accounts payable.  As of December 31, 2025 and 2024, the carrying values of our financial instruments, included in our Consolidated Balance Sheets, approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2025 and 2024.

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

The Company also had a market based award which consist of the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $5.50 or more; the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $6.50 or more; and the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $7.50 or more. The Company determined the grant date fair value under based on the authoritative guidance and recorded the impact as of December 31, 2025.

Comprehensive income

Comprehensive income includes net income and certain other items that are recorded directly to stockholders’ equity.  The Company’s only source of other comprehensive income is foreign currency translation adjustments, and those adjustments are presented net of tax.

Shipping and handling costs

Costs to ship products to our customers are included in operating expenses on the consolidated statements of operations and comprehensive income.  Total costs were $3.0 million and $3.2 million for the years ended December 31, 2025, and 2024, respectively.

Advertising

Advertising costs include the cost of print, digital, direct mail, community events, trade shows, and our e-commerce platform.  Advertising costs are expensed as incurred.  Total advertising expense was $1.3 million and $1.3 million in 2025 and 2024, respectively.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standard Board (FASB) issued an Accounting Standard Update ASU 2023-09 Income Taxes (Topic 740)  - improvement to income tax disclosure. This guidance requires enhanced annual disclosure of income tax rate reconciliation categories and quantitative thresholds for reconciling items and is effective for fiscal years beginning after December 15, 2024. The new guidance did not have any significant impact on our financial presentation but the Company has adopted as applicable.

TheFASB also issued an Accounting Standard Update ASC 220-40 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation disclosures”. This guidance requires public business entities (PBEs) to disaggregate specific expense captions (e.g., COGS, SG&A) into five natural categories—purchases of inventory, employee compensation, depreciation, amortization, and depletion—in annual and interim financial statement notes. It is effective for fiscal years after December 15, 2026 and the Company is evaluating the impact and applicability to our financial reporting.

3.  BALANCE SHEET COMPONENTS

Inventory

(in thousands)	December 31, 2025	December 31, 2024
On hand:

Finished goods held for sale	$30,251	$31,022
Raw materials and work in process	1,369	1,819
Inventory in transit	1,618	2,715
TOTAL	$33,238	$35,556

Property and Equipment

(in thousands)	December 31, 2025	December 31, 2024
Building	$-	$10,289
Land	-	1,451
Leasehold improvements	8,273	2,244
Equipment and machinery	9,602	8,937
Furniture and fixtures	8,007	8,556
Vehicles	204	178
Asset Retirement Obligation Asset	117	-
	26,203	31,655
Less: accumulated depreciation & impairment	(15,978)	(19,320)
TOTAL	$10,225	$12,335

Our property and equipment, net, was located in the following countries:

(in thousands)	December 31, 2025	December 31, 2024
United States	$10,054	$12,182
Canada	152	132
Spain	19	21
	$10,225	$12,335

Depreciation expense was $0.9 million and $1.2 million for  the years ended December 31, 2025 and 2024, respectively.

Other Short-term Liabilities

Accrued Expenses and Other Liabilities	December 31, 2025	December 31, 2024
(in thousands)
Accrued employee related costs	1,667	701
Unearned gift card revenue	435	320
Estimated returns	193	190
Other Accrued taxes payable	1,308	546
Accrued vendor payables	101	314
Deferred Assets (1)	-	1,500
TOTAL	$3,704	$3,571

(1)	This was the earnest money we received as downpayment for the sales of our corporate property and is also a part of our ending cash balance.

4.  LEASES

The Company leases certain real estate and periodically leases warehouse equipment under long-term lease agreements.

The Company performs interim reviews of its operating and finance lease assets for impairment when evidence exists that the carrying value of an asset group, including a lease asset, may not be recoverable. The Company did not recognize any impairment expense related to its operating lease assets during the year ended December 31, 2025 and recognized $0.02 million in impairment expense related to its operating lease assets during the year ended December 31, 2024 .

Additional information regarding the Company’s operating and finance leases is as follows (in thousands, except for lease term and discount rate information):

Leases	Balance Sheet Classification	December 31, 2025	December 31, 2024
(in thousands)
Assets:
Operating	Operating lease assets	$24,736	$10,323
Total assets		$24,736	$10,323
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$3,512	$3,205
Non-current
Operating	Operating lease liabilities, non-current	23,868	7,561

Total lease liabilities		$27,380	$10,766

Lease Cost	Income Statement Classification	December 31, 2025	December 31, 2024
(in thousands)
Operating lease cost	Operating expenses	$3,101	$4,029
Operating lease cost	Impairment expense	-	(18)
Short-term lease cost	Operating expenses	58	-
Variable lease cost (1)	Operating expenses	1,178	914

Total lease cost		$4,337	$4,925

(1)
Variable lease cost includes payment for certain real estate taxes, insurance, common area maintenance, and other charges related to lease agreements, which are not included in the measurement of the operating lease liabilities.

	December 31, 2025
Maturity of Lease Liabilities	Operating Leases	Finance Leases
(in thousands)
2026	5,391	-
2027	5,010	-
2028	4,127	-
2029	3,107	-
2030	2,123	-
Thereafter	23,374	-
Total lease payments	$43,132	$-
Less: Interest	(15,752)	-
Present value of lease liabilities	$27,380	$-

Other Information	December 31, 2025	December 31, 2024
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,101	$3,512
Financing cash flows used in finance leases	-	1

Operating lease assets obtained in exchange for lease obligations
Operating leases, initial recognition	18,248	4,755

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	13.0	3.7
Weighted-average discount rate:
Operating leases	6.2%	5.3%

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

In the fourth quarter of 2025, the Company renewed the promissory note under its Credit Agreement with JPMorgan Chase Bank, N.A. through October 31, 2026. Under the Credit Agreement, the bank provides the Company a credit facility of up to $4,000,000 on standard terms and conditions, including affirmative and negative covenants set forth in the Credit Agreement.  As security for the credit facility, the Company has pledged, as collateral, certain of its assets, including the Company’s cash in deposit accounts, inventory and equipment.  The interest rate is based on CME term SOFR + 210 basis points, and the credit facility renews annually. As of the date of this filing, no funds had been borrowed under this facility, and we are in compliance with all covenants.

6.  EMPLOYEE BENEFIT AND SAVINGS PLANS

We have a 401(k) plan to provide retirement benefits for our employees.  As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary contributions for eligible employees and allows employees to contribute a percentage of their annual compensation to the plan on a pretax basis.  Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code.  In 2025 and 2024, we matched 100% of the pretax employee contributions on the first 3% of eligible earnings and 50% of the pretax employee contributions on the next 2% of eligible earnings that are contributed by employees. For the years ended December 31, 2025, and 2024, we recorded employer match expense of $0.3 million and $0.3 million, respectively.

The plan allows employees who meet the age requirements and reach the plan contribution limits to make a catch-up contribution. The catch-up contributions are not eligible for matching contributions.  In addition, the plan provides for discretionary matching contributions as determined by the Board of Directors.  There were no discretionary matching contributions made in 2025 or 2024.

We offer no post-retirement or postemployment benefits to our employees.

7.  INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	Year Ended December 31,
Income Tax Provision (Benefits)	2025	2024
Current provision (benefit):
Federal	$2,014	$261
State	564	71
Foreign	29	(68)
Related to UTP	(4)	(31)
	2,603	233

Deferred provision (benefit):
Federal	461	32
State	138	8
Foreign	(4)	(9)
	595	31

Total tax provision	$3,198	$264

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

Income before income taxes was earned in the following tax jurisdictions:

(in thousands)	Year Ended December 31,
Income (Loss) Before Income Taxes	2025	2024
United States	$12,285	$1,382
Canada	38	(32)
Spain	(23)	(259)
TOTAL	$12,300	$1,091

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

Deferred income tax assets:	2025	2024
(in thousands)
Inventory	$387	$391
Stock-based compensation	106	39
Accounts receivable	13	12
Sales returns	78	78
Foreign currency translation gain/loss in OCI	674	726
Goodwill and other intangible assets amortization	-	1
Net operating loss (income)	192	184
Accrued expenses	340	41
Leases	660	111
Other	26	-
Total deferred income tax assets	2,476	1,583
Less: valuation allowance	(181)	(156)
Total deferred income tax assets, net of valuation allowance	$2,295	$1,427

Property and equipment depreciation	$(1,915)	$(214)
Total deferred income tax liabilities	(1,915)	(214)

Net deferred tax asset (liability)	$380	$1,213

We are required to reduce deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.

As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.   As of December 31, 2025, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $0.4 million are realizable.

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

	Year Ended December 31,
(in thousands)	2025		2024
Statutory rate – Federal U.S. income tax	$2,592	21.0%	$229	21.0%
State and local taxes	557	4.5%	58	5.3%
Permanent book/tax differences	28	0.2%	24	2.3%
Change in valuation allowance	24	0.2%	2	0.2%
Rate differential on UTP reversals	(4)	(0.0)%	(30)	(2.8)%
Income tax credits	-	0.0%	-	0.0%
Other, net	1	0.1%	(19)	(1.8)%
Effective rate	$3,198	26.0%	$264	24.2%

(in thousands)
Income taxes paid by jurisdiction:	2025
US federal tax paid	1550
US federal refunds received	-

US state tax paid	150
US state tax refunds	-

Foreign (Canada) tax paid	151
Foreign (Canada) tax refunds	-

Total taxes (absolute values)	$1,851

A reconciliation of the beginning and ending amount of uncertain tax positions (“UTP”) is as follows:

	2025	2024
UTP at beginning of the year	$248	$388
Gross decrease to tax positions in current period	(21)	(140)
UTP at end of year	$227	$248

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

9.  SIGNIFICANT BUSINESS CONCENTRATIONS AND RISK

Major Customers

Our revenues are derived from a diverse group of customers, from hobbyist crafters to small and large businesses across a wide variety of industries.  No single customer accounted for more than 0.6% of our consolidated revenues in 2025 or 2024, and sales to our five largest customers represented less than 2.0% of consolidated revenues in each of those years.  While we do not believe the loss of one of these customers would have a significant negative impact on our operations, we do believe the loss of several of these customers simultaneously or a substantial reduction in sales generated by them could temporarily affect our operating results.

Major Suppliers

We purchase merchandise and raw materials from nearly 150 suppliers from the United States and approximately 20 foreign countries.  In general, our 10 largest suppliers account for approximately 55% of our inventory purchases, and we had one supplier in 2025 who represented about 12% of our purchases.

Credit Risk

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

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023.  The 2023 Plan initially reserved up to 1,000,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees.  In June 2025, as part of their annual director compensation, certain of our non-employee directors were granted a total of 17,344 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date.  In February 2025, the Company granted to Mr. Hedberg 100,000 service-based RSUs under the 2023 Plan, which will vest in February 2026, subject to his continued employment with the Company on the vesting date.  The Company also granted to Mr. Hedberg a total of 900,000 performance-based RSUs, which will vest when and if the Company satisfies certain performance and market conditions; to date none of these performance-based RSUs have vested nor has any of the market condition been met, and the Company cannot predict when such vesting will occur, if at all.

The Company also had a market based award which consist of the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $5.50 or more; the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $6.50 or more; and the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $7.50 or more. The Company determined the grant date fair value under based on the authoritative guidance and recorded the impact as of December 31, 2025.

On June 17, 2025, the Company entered into a stock purchase agreement with Janet Carr, our former Chief Executive Officer; wherein the Company agreed to purchase 430,897 shares from Ms. Carr at $3.00 per share for a total of $1,292,691.

A summary of the activity for restricted stock and RSU awards is as follows:
	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2025	409	$4.32
Granted	1,018	3.95
Forfeited	(347)	4.31
Vested	(21)	4.44
Balance, December 31, 2025	1,059	$3.97

The Company’s stock-based compensation relates to restricted stock and RSU awards.  For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.5 million and $0.5 million in 2025 and 2024, respectively.

As of December 31, 2025, there was unrecognized compensation cost related to non-vested, service-based awards of $0.2 million which will be recognized over 3.1 weighted average years in each of the following years:
Unrecognized Expense (in thousands)
2026	$172
2027	36
2028	17
2029	7

$232

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  In 2025 and 2024, we issued 21,346 and 97,588 shares, respectively, net of shares withheld to pay participants’ income taxes, resulting from the vesting of restricted stock and RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards.

Share Repurchase Program

On August 8, 2022, the Board of Directors approved a new program to repurchase up to $5.0 million of the Company’s common stock on the open market on or prior to August 31, 2024.  As of December 31, 2025, the Company had not repurchased any  shares under this plan.

On September 17, 2024, the Board of Directors approved the renewal of the stock plan, and the Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of December 31, 2025, $5.0 million remained available for repurchase under this new program.

The direct share repurchase transactions were separately authorized by our Board of Directors and did not reduce the remaining amount authorized to be repurchased under the plans described above.

11.  OTHER RELEVANT MATTERS (Sales of Corporate Offices &  New CEO)

The Company concluded the sale of our corporate headquarters, and the net proceeds of the sale is recorded on the face of our consolidated statements of operations and comprehensive income as Gain on disposal of Headquarters.

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for net proceeds of $24.9 million after deduction of commission and relevant closing fees. The total net book value disposed was $8.7 million, resulting in a gain of $16.2 million as the result of the sale and this is included in ‘Other income’ on the face of our consolidated statements of operations and comprehensive income. The Company has elected to include all one-time move expenses of approximately $3.5 million in ‘Other income,’ as management deems these are not part of our normal operations.

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

On February 21, 2025, the Company granted 900,000 restricted stock units (“RSUs”) to its Chief Executive Officer. The RSUs vest upon the achievement of specified market-based conditions, consisting of the Company’s common stock trading for 15 consecutive trading days at or above the following closing price thresholds: $5.50, $6.50, and $7.50 per share. Each price target corresponds to one-third of the total award.

The RSUs are also subject to a two-year service requirement beginning January 6, 2025.

The grant-date fair value of the award was determined using a Monte Carlo simulation model, which incorporates the effect of the market conditions.

Total stock-based compensation expense recognized related to this award for the year ended December 31, 2025 was less than $0.1 million, which was not material to the Company’s consolidated financial statements.

As of December 31, 2025, unrecognized compensation cost related to this award was less than $0.1 million and is expected to be recognized over a weighted-average period of approximately 2 years.

12.  SUBSEQUENT EVENTS

On February 2, 2026, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to our stockholders of record at the close of business on February 9, 2026. The dividend, totaling $6.1 million, was paid to our stockholders on February 24, 2026.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11.	EXECUTIVE COMPENSATION*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

* The information required by Items 10, 11, 12, 13, and 14 is or will be set forth in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Tandy Leather Factory, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13, and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed as part of this Form 10-K:

1.  Financial Statements

The following Consolidated Financial Statements are included in Item 8, Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 410)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024

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

10.10
Purchase and Sale Agreement dated December 6, 2024, between The Leather Factory, L.P. and Colonna Brothers, Inc., filed as Exhibit 10.10 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2025

10.11	Commercial Lease Agreement dated January 28, 2025, between the Company and Jackson-Shaw / Benbrook North, LP., filed as Exhibit 10.11 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2025

10.12	Letter agreement dated January 2, 2025, between the Company and Janet Carr, filed as Exhibit 10.12 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2025

10.13	Employment Agreement dated January 2, 2025, between the Company and Johan Hedberg, filed as Exhibit 10.13 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2025

10.14	Form of Restricted Stock Unit Agreement dated February 19, 2025, between the Company and Johan Hedberg filed as Exhibit 10.14 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2025

*10.15	Form of Restricted Stock Unit Agreement dated February 19, 2025, between the Company and Johan Hedberg, filed as Exhibit 10.15 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2025

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

Dated:  February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jefferson Gramm	Chairman of the Board	February 24, 2026
Jefferson Gramm

/s/ Johan Hedberg	Chief Executive Officer, Director	February 24, 2026
Johan Hedberg	(principal executive officer)

/s/ John Sullivan	Director	February 24, 2026
John Sullivan

/s/ Vicki Cantrell	Director	February 24, 2026
Vicki Cantrell

/s/ John Gehre	Director	February 24, 2026
John Gehre

/s/ Diana Saadeh-Jajeh	Director	February 24, 2026
Diana Saadeh-Jajeh