Form 10-K/A
period 2025-12-31
TANDY LEATHER FACTORY INC
filed 2026-03-11
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________ to ________

Commission File Number 1-12368

TANDY LEATHER FACTORY INC

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 19, 2026, there were 8,072,875 shares of the registrant’s common stock outstanding.

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026, is being filed solely to include as Exhibit 97.1 the Company’s Executive Compensation Recovery Policy (Clawback Policy), as required by Rule 10D-1 under the Securities Exchange Act of 1934 and the applicable listing standards of the Company’s principal stock exchange.

This Amendment does not otherwise modify, amend or update any of the financial statements, disclosures or other information contained in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K. The certifications of the Company’s principal executive officer and principal financial officer filed as exhibits to this Amendment speak as of the date of this filing.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026, is being filed solely to include as Exhibit 97.1 the Company’s Executive Compensation Recovery Policy (Clawback Policy), as required by Rule 10D-1 under the Securities Exchange Act of 1934 and the applicable listing standards of the Company’s principal stock exchange.

This Amendment does not otherwise modify, amend or update any of the financial statements, disclosures or other information contained in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K. The certifications of the Company’s principal executive officer and principal financial officer filed as exhibits to this Amendment speak as of the date of this filing.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1.

Exhibit Number	Description

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

21.1
Subsidiaries of Tandy Leather Factory, Inc., filed as Exhibit 21 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2026 and incorporated by reference herein.

*31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Document.

*101.DEF	XBRL Taxonomy Extension Definition Document.

*101.LAB	XBRL Taxonomy Extension Labels Document.

*101.PRE	XBRL Taxonomy Extension Presentation Document.

*Filed Herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY LEATHER FACTORY, INC.

By:	/s/ Johan Hedberg
Johan Hedberg
Chief Executive Officer

Dated:  March 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jefferson Gramm	Chairman of the Board	March 11, 2026
Jefferson Gramm

/s/ Johan Hedberg	Chief Executive Officer, Director	March 11, 2026
Johan Hedberg	(principal executive officer)

/s/ John Sullivan	Director	March 11, 2026
John Sullivan

/s/ Vicki Cantrell	Director	March 11, 2026
Vicki Cantrell

/s/ John Gehre	Director	March 11, 2026
John Gehre

/s/ Diana Saadeh-Jajeh	Director	March 11, 2026
Diana Saadeh-Jajeh