Form 10-Q
period 2026-03-31
TANDY LEATHER FACTORY INC
filed 2026-05-11
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of May 11, 2026, the registrant had 8,143,569 shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

PART II. OTHER INFORMATION	22

Cautionary Statement Regarding Forward-Looking Statements and Information

The following discussion, as well as other portions of this Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs.  Any such forward-looking statements (including, but not limited to, statements to the effect that Tandy Leather Factory, Inc. (“TLF”) or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.  These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and should be read carefully because they involve risks and uncertainties.  We assume no obligation to update or otherwise revise these forward-looking statements, except as required by law.  Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings or store closings, capital expenditures and working capital requirements.  Our actual results could materially differ from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.  Unless the context otherwise indicates, references in this Form 10-Q to “TLF,” “we,” “our,” “us,” “the Company,” “Tandy,” or “Tandy Leather” mean Tandy Leather Factory, Inc., together with its subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,103	$16,087
Accounts receivable-trade, net of credit losses of $51 at March 31, 2026 and December 31, 2025	313	425
Inventory	33,697	33,238
Prepaid expenses	691	721
Other current assets	96	111
Total current assets	44,900	50,582

Property and equipment, at cost	26,804	26,203
Less accumulated depreciation	(16,280)	(15,978)
Property and equipment, net	10,524	10,225

Operating lease assets	24,997	24,736
Deferred income taxes	393	380
Other assets	709	710
TOTAL ASSETS	$81,523	$86,633

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,257	$2,154
Accrued expenses and other liabilities	3,031	3,704
Income taxes payable	641	428
Current portion of operating lease liabilities	3,684	3,512
Total current liabilities	10,613	9,798

Uncertain tax positions	227	227
Other non-current liabilities	148	149
Operating lease liabilities, non-current	24,033	23,868

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
Common stock, $0.0024 par value; 15,000,000 shares authorized; 9,567,945 and 9,497,251 shares issued at March 31, 2026 and December 31, 2025, respectively; 8,143,569 and 8,072,875 shares outstanding at March 31, 2026 and December 31, 2025, respectively	22	22
Paid-in capital	3,607	3,651
Retained earnings	55,010	60,843
Treasury stock at cost (1,424,376 shares at March 31, 2026 and December 31, 2025)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,364)	(2,152)
Total stockholders' equity	46,502	52,591
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,523	$86,633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025

Net sales	$19,652	$19,036
Cost of sales	7,659	8,318
Gross profit	11,993	10,718

Operating expenses	11,628	10,456

Income from operations	365	262

Other income (expense):
Interest income	86	190
Gain on disposal of headquarter	-	16,583
Other, net	(83)	(1,273)
Total other income	3	15,500

Income before income taxes	368	15,762

Income tax provision	146	4,179

Net income	$222	$11,583

Foreign currency translation adjustments, net of tax	(212)	(288)

Comprehensive income	$10	$11,295

Net income per common share:
Basic	$0.03	$1.36
Diluted	$0.03	$1.35

Weighted average number of shares outstanding:
Basic	8,102,509	8,501,204
Diluted	8,102,831	8,595,320

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$222	$11,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	286	181
Operating lease asset amortization	1,388	1,105
Gain on disposal of assets	-	(16,583)
Stock-based compensation	93	93
Deferred income taxes	(14)	173
Changes in operating assets and liabilities:
Accounts receivable-trade	110	31
Inventory	(557)	1,227
Prepaid expenses	30	195
Other current assets	15	-
Accounts payable-trade	1,104	(35)
Accrued expenses and other liabilities	(672)	(879)
Income taxes, net	213	3,884
Other assets	-	(150)
Operating lease liabilities	(1,312)	(1,361)
Total adjustments	684	(12,119)
Net cash provided by (used in) operating activities	906	(536)

Cash flows from investing activities:
Purchase of property and equipment	(587)	(1,331)
Proceeds from sales of Headquarter assets, net	-	24,897
Net cash (used in) provided by investing activities	(587)	23,566

Cash flows from financing activities:
Dividend Paid	(6,055)	(12,745)
Withholding of vested stock for employee tax	(137)	-
Net cash used in financing activities	(6,192)	(12,745)

Effect of exchange rate changes on cash and cash equivalents	(111)	38

Net (decrease) increase in cash and cash equivalents	(5,984)	10,323

Cash and cash equivalents, beginning of period	16,087	13,271

Cash and cash equivalents, end of period	$10,103	$23,594

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(amounts in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2025	8,072,875	$22	$3,651	$(9,773)	$60,843	$(2,152)	$52,591
Stock-based compensation expense	-	-	93	-	-	-	93
Vesting of restricted stock units	117,776	-	-	-	-	-	-
Net income	-	-	-	-	222	-	222
Dividend Paid	-	-	-	-	(6,055)	-	(6,055)
Withholding of vested stock for employee tax	(47,082)	-	(137)	-	-	-	(137)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(212)	(212)
Balance, March 31, 2026	8,143,569	$22	$3,607	$(9,773)	$55,010	$(2,364)	$46,502

Balance, December 31, 2024	8,496,581	$23	$4,529	$(9,773)	$64,486	$(2,112)	57,153
Stock-based compensation expense	-	-	93	-	-	-	93
Vesting of restricted stock units	15,973	-	-	-	-	-	-
Net income	-	-	-	-	11,583	-	11,583
Dividend Paid	-	-	-	-	(12,745)	-	(12,745)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(288)	(288)
Balance, March 31, 2025	8,512,554	$23	$4,622	$(9,773)	$63,324	$(2,400)	$55,796

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

The Company currently operates a total of 100 retail stores as of March 31, 2026.  There are 91 stores in the United States (“U.S.”), eight stores in Canada and one store in Spain.  As of March 31, 2026 the Company had temporarily closed one of its Canadian stores for relocation.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2026 and December 31, 2025, our results of operations and our cash flows for the three months ended March 31, 2026 and 2025, and our statements of stockholders’ equity as of and for the three months ended March 31, 2026 and 2025. The preparation of financial statements in accordance with US GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2025.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million as of March 31, 2026, and $0.2 million as of December 31, 2025, and $0.2 million as of January 1, 2025. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of March 31, 2026, December 31, 2025, and January 1, 2025, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. Our gift card liability, included in accrued expenses and other liabilities, was $0.3 million as of March 31, 2026, and $0.4 million as of December 31, 2025, and $0.3 million as of January 1, 2025.  We recognized gift card revenue of $0.2 million for the 3 months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, we recognized $0.1 and $0.1 million respectively in net sales associated with gift cards.

Disaggregated Revenue.  In the following table, revenue for the three months ended March 31, 2026 and 2025 is disaggregated by geographic areas as follows:
	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$17,433	$16,944
Canada	1,983	1,850
Other	236	242
Net sales	$19,652	$19,036

Geographic sales information is based on the location of the customer.  As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three months ended March 31, 2026, and 2025, respectively.

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

(in thousands)	March 31, 2026	December 31, 2025
On hand:
Finished goods held for sale	$29,574	$30,251
Raw materials and work in process	1,343	1,369
Inventory in transit	2,780	1,618
TOTAL	$33,697	$33,238

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

Our principal financial instruments held consist of T-Bills as of March 31, 2026, are cash equivalent, which fall under level 1 of the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the carrying values of our financial instruments included in our Consolidated Balance Sheets approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three months ended March 31, 2026 and 2025.

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

The Company also granted a market based award which consist of the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $5.50 or more; the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $6.50 or more; and the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $7.50 or more. The Company determined the grant date fair value under based on the authoritative guidance and recorded the impact as of December 31, 2025.

Accounts Receivable - Trade and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable is stated at amounts due, net of an allowance.  Accounts receivable is generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2026, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at March 31, 2026, December 31, 2025, and January 1, 2025, each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights. Amortization expense related to other intangible assets was less than $0.01 million during each of the 3 months ended March 31, 2026 and 2025.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

3.  INCOME TAX

Our effective income tax rate for the three months ended March 31, 2026 and 2025, was 39.5% and 26.5%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and any change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

4.  STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan” and, together with the 2013 Plan, the “Plans”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023.  The 2023 Plan initially reserved up to 800,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees.  In June 2023, as part of their annual director compensation, certain of our non-employee directors were granted a total of 12,993 service-based RSUs under the 2023 Plan, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date.  In June 2025 and 2024, the Company granted 17,554 and 12,527 shares respectively to various members of the Board of Directors, which will vest ratably over the next four years, subject to each participant’s continued service on the board as of each vesting date.  In February 2025, in connection with hiring Johan Hedberg as the Company’s Chief Executive Officer, the Company granted Mr. Hedberg 100,000 RSU, which vested in February 2026, and 900,000 RSUs, which will vest upon the Company’s achievement of certain performance and market targets.  In June 2025, the Company’s stockholders approved an increase to the plan reserve of an additional 900,000 shares of our common stock for the potential vesting those performance-based and market based RSU grants to Mr. Hedberg.

A summary of the activity for RSU awards as of March 31, 2026 is presented below:
	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2026	1,059	$3.97
Granted	-	-
Forfeited	-	-
Vested	(118)	4.04
Balance, March 31, 2026	941	$3.96

The Company’s stock-based compensation relates primarily to RSU awards. For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.1 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025 respectively.
As of March 31, 2026, there was unrecognized compensation cost related to non-vested, RSU awards of $0.1 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2026	79
2027	36
2028	17
2029	7

$139

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  For the three months ended March 31, 2026 and 2025, we issued 71 thousand shares net of shares withheld for tax obligations resulting from the vesting of RSUs.  We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares may be satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except share data)	2026	2025

Numerator:
Net income	$222	$11,583

Denominator:
Basic weighted-average common shares outstanding	8,102,509	8,501,204
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	322	9,460
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	-	84,656
Diluted weighted-average common shares outstanding	8,102,831	8,595,320

Basic earnings per share	0.03	1.36
Diluted earnings per share	0.03	1.35

6.  CASH DIVIDEND

On February 2, 2026, our Board of Directors authorized a $0.75 per share special one-time cash dividend that was paid to our stockholders of record at the close of business on February 9, 2026. The dividend of approximately  $6.1 million, was paid to our stockholders on February 24, 2026.

On January 24, 2025, our Board of Directors authorized a $1.50 per share special one-time cash dividend that was paid to our stockholders of record at the close of business on February 3, 2025.    The dividend of approximately $12.7 million, was paid to our stockholders on February 18, 2025.

Our Board will determine future cash dividends after given consideration to our existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.

7.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are periodically involved in litigation that arises in the ordinary course of business and operations.  There are no such matters pending that we expect to have a material impact on our financial position or operating results.  Legal costs associated with the resolution of claims, lawsuits and other contingencies are expensed as incurred.

8.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On September 17, 2024, the Board of Directors approved a new stock repurchase plan and the Company was authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of March 31, 2026, $5.0 million remained available for repurchase under this new program.

On June 17, 2025, the Company entered into a stock purchase agreement with Janet Carr, our former Chief Executive Officer; wherein the Company agreed to purchase 430,897 shares from Ms. Carr at $3.00 per share, for a total of $1,292,691. The transaction was completed on July 18, 2025; accordingly, the Company immediately cancelled the shares and the impact of this transaction is reflected in our cash balance, common shares and additional paid-in-capital in our  financial statements as of March 31, 2026.

9. SALES OF CORPORATE HEADQUARTERS & NEW CEO EMPLOYMENT

The Company concluded the sale of our corporate headquarters, and the net proceeds of the sale are recorded on the face of our Condensed consolidated statements of operations and comprehensive income as Gain on disposal of Headquarters.

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for net proceeds of $24.9 million after deduction of commission and relevant closing fees. The total net book value disposed was $8.3 million, resulting in a gain of $16.6 million as the result of the sale, and this is included in ‘Other income’ on the face of our consolidated statements of operations and comprehensive income. The Company has elected to include all one-time move expenses in ‘Other income’ as management deems these are not part of our normal operations.

Sales and Disposal of Headquarters (in thousands)

Net Proceeds	$24,897

NBV of Headquarters Assets	8,314

Net Gain	$16,583

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

Currently, the Company operates a total of 100 retail stores. There are 91 stores in the United States (“U.S,”), eight stores in Canada and one store in Spain.  As of March 31, 2026, the Company had temporarily closed one of its Canadian stores for relocation.

Tandy Leather has been introducing people to leatherworking for over 100 years.  Our stores have been and continue to be our competitive advantage: where our customers learn the craft in classes, open table, and from the expertise of our store staff, where they can touch, feel and test the product, and where they can connect and commune with others passionate about leather.  Our websites provide inspiration, detailed product descriptions and specifications, educational information and videos, and a convenient place to also purchase products – especially for those who are far from our retail stores, including a growing international customer base.  For many of our retail and web customers, leatherworking evolves from a passion to a trade.  Our Commercial Division is tailored to the needs of those customers who build businesses around leather.  With dedicated direct account representatives, a direct-from-our-warehouse shipping model, bulk and volume-based competitive pricing, customized product development, and production and pre-production services, we are providing choices for long-term, strategic relationships with our largest customers.

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

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for net proceeds of $24.9 million after deduction of commission and relevant closing fees, as referenced in the Company’s 8-K filed on January 22, 2025. The net proceeds of the sale is recorded in ‘Other, net’ in our consolidated statements of operations and comprehensive income   On January 28, 2025, the Company signed a 10-year lease for new corporate headquarters and distribution facilities in Benbrook, Texas, and the Company has the ability to renew the lease for an additional 10 years at market rate.

Results of Operations

Three Months Ended March 31, 2026 and 2025

The following table presents selected financial data:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Sales	$19,652	$19,036	$616	3.2%
Gross profit	11,993	10,718	1,275	11.9%
Gross margin percentage	61.0%	56.3%		4.7%
Operating expenses	11,628	10,456	1,172	11.2%
Income from operations	$365	$262	$103	39.2%

Net Sales

Consolidated net sales for the quarter ended March 31, 2026 increased by $0.6 million or a 3.2% increase compared to the same period in the prior year period. We believe the increase was mainly due to our sales campaign and improved allocation of the correct product mix in our stores during those sales periods. We also saw improvement in our non-traditional sales such as classes and other community engagements.

Gross Profit

Gross profit for the quarter increased by $1.3 million, or 11.9%, compared to the same period in 2025. Gross margin percentage for the quarter ended March 31, 2026 was 470 basis points better than last year, primarily driven by pricing changes; offset by marginal discounts for the period compared to prior year. The Company’s estimates of overhead allocation and the timing of inventory receipts may also have a temporary impact on gross margin percentage fluctuations from quarter to quarter.

Operating expenses

Operating expenses for the quarter increased by $1.1 million or 11.2% compared to the corresponding prior year period, primarily as a result of an increase in compensation cost of $0.6 million, an increase in total occupancy of $0.4 million, an increase in property tax expense of $0.2 million compared to prior year, an increase in healthcare cost of $0.1 million; offset by a reduction in freight out to our customers of $0.2 million.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2026 and March 31, 2025 was 39.5% and 26.5%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are non-deductible for tax purposes, and any change in estimates in our valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of March 31, 2026, totaled $10.1 million.

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

Share Repurchase Program and Share Repurchase

On September 17, 2024, the Board of Directors approved the renewal of the stock plan and the  Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until March 31, 2026.  As of March 31, 2026, $5.0 million remained available for repurchase under this new program.

Cash Flows

(amounts in thousands)	2026	2025
Net cash provided by (used in) operating activities	$906	$(536)
Net cash (used in) from investing activities	(587)	23,566
Net cash used in financing activities	(6,192)	(12,745)
Effect of exchange rate changes on cash and cash equivalents	(111)	38
Net (decrease) increase in cash and cash equivalents	$(5,984)	$10,323

For the three months ended March 31, 2026, cash provided by operations was $0.9 million, driven by net income from operations of $0.2 million, non-cash expense of $1.8 million, including depreciation, amortization, and stock-based compensation, an increase in accounts payables of $1.1 million, an decrease in accounts receivables of $0.1 million, decrease in prepaid expense of $0.1 million; offset by a decrease in operating lease liabilities of $1.3 million,  a reduction in accrued expense and other liabilities of $0.7 million, an increase in inventory of $0.6 million, and an increase in income tax payable of $0.2 million. Cash used in investing activities was $0.6 million mainly for new store operations which includes purchases of property and equipment Cash used in financing activities was $6.2 million, primarily for dividend payments and withheld shares used as taxes at vesting for the employees. These activities, together with the effect of exchange rate changes of $0.1 million, resulted in a net decrease in cash of $6.0 million.

For the three months ended March 31, 2025, cash used in operations was  $0.5 million driven by net income from operations of $0.3 million , non-cash expense of $1.4 million, including depreciation, amortization, and stock-based compensation, , an increase in inventory of $1.2 million; partially offset by a reduction in lease liability payments of $1.4 million, a decrease in accrued expenses of $0.8 million and an increase in other assets of $0.1 million. Our net reduction in property, plant and equipment was $7.0 million, mainly due to the disposal of our corporate headquarters facilities including land, and we paid dividends in the amount of $12.7 million.  The above activities, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $10.3 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer) , evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, March 31, 2026. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, with the participation of our Chief Executive Officer, concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 6, Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 of this Report is hereby incorporated into this Item 1 by reference.

Item 1A.	Risk Factors.

Our Risk Factors are discussed fully in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and incorporated herein by reference.  In addition, we have identified the following additional risk factors:

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

Increased Expenses from Renting Headquarters Facilities and Flagship Store.  Until January 2025, the Company owned the buildings housing its principal offices, distribution center and flagship retail store in Fort Worth, Texas.  Since closing the sale of those buildings in January 2025, the Company has leased its spaces for all of these facilities.  Excluding buildout, furniture, equipment and other costs associated with the move to the new facilities, the Company expects to pay initial combined rent for new headquarters and flagship store facilities in excess of $1.6 million per year (increasing annually from commencement).  If the Company is unable to generate additional sales and profits to offset these added expenses, this could have a material adverse effect on the Company and its operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended March 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2026	—	—	—	$5,000,000
February 1 – February 28, 2026	—	—	—	$5,000,000
March 1 – March 31, 2026	—	—	—	$5,000,000
Total	—	—	—

Item 6.	Exhibits

Exhibit Number	Description

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

Commercial Lease Agreement dated January 28, 2025, between the Company and Jackson-Shaw / Benbrook North, LP., filed as Exhibit 10.11 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025, and incorporated by reference herein.

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

21.1
Subsidiaries of Tandy Leather Factory, Inc., filed as Exhibit 21.1 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2026, and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: May 11, 2026	By:	/s/ Johan Hedberg
Johan Hedberg
Chief Executive Officer
(principal executive officer and principal financial officer)