Form 10-Q
period 2026-06-30
TANDY LEATHER FACTORY INC
filed 2026-08-11
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 11, 2026, the registrant had 8,192,075 shares of Common Stock, par value $0.0024 per share, outstanding.

 TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

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

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,437	$16,087
Accounts receivable-trade, net of allowance for credit losses of $51 at June 30, 2026 and December 31, 2025	304	425
Inventory	37,066	33,238
Prepaid expenses	584	721
Other current assets	100	111
Total current assets	44,491	50,582

Property and equipment, at cost	27,122	26,203
Less accumulated depreciation	(16,571)	(15,978)
Property and equipment, net	10,551	10,225

Operating lease assets	25,425	24,736
Deferred income taxes	413	380
Other assets	722	710
TOTAL ASSETS	$81,602	$86,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-trade	$3,027	$2,154
Accrued expenses and other liabilities	2,679	3,704
Income taxes payable	233	428
Current portion of operating lease liabilities	3,830	3,512
Total current liabilities	9,769	9,798

Uncertain tax positions	227	227
Other non-current liabilities	148	149
Operating lease liabilities, non-current	24,501	23,868

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0024 par value; 15,000,000 shares authorized; 9,616,451 and 9,497,251 shares issued at June 30, 2026 and December 31, 2025, respectively; 8,192,075 and 8,072,875 shares outstanding at June 30, 2026 and December 31, 2025, respectively	22	22
Paid-in capital	3,748	3,651
Retained earnings	55,419	60,843
Treasury stock at cost (1,424,376 shares at June 30, 2026 and December 31, 2025)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,459)	(2,152)
Total stockholders’ equity	46,957	52,591
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,602	$86,633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$18,044	$17,773	$37,696	$36,809
Cost of sales	6,349	7,200	14,008	15,518
Gross profit	11,695	10,573	23,688	21,291

Operating expenses	11,152	10,507	22,780	20,963

Income from operations	543	66	908	328

Other income (expense):
Interest income	89	173	175	363
Gain on disposal of headquarter		-		16,225
Other, net	(10)	(419)	(93)	(1,693)
Total other income (loss)	79	(246)	82	14,895

Income (loss) before income taxes	622	(180)	990	15,223

Income tax provision	213	19	359	3,838

Net income (loss)	$409	$(199)	$631	$11,385

Foreign currency translation adjustments, net of tax	(95)	593	(307)	305

Comprehensive income	$314	$394	$324	$11,690

Net income (loss) per common share:
Basic	$0.05	$(0.02)	$0.08	$1.34
Diluted	$0.05	$(0.02)	$0.08	$1.34

Weighted average number of shares outstanding:
Basic	8,154,549	8,494,546	8,128,673	8,497,857
Diluted	8,154,549	8,494,546	8,128,673	8,497,857

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$631	$11,385
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	671	380
Operating lease asset amortization	2,708	2,377
Gain on disposal of assets	-	(16,225)
Stock-based compensation	234	211
Deferred income taxes	(33)	240
Changes in operating assets and liabilities:
Accounts receivable-trade	119	(63)
Inventory	(4,041)	(346)
Prepaid expenses	137	(68)
Other current assets	10	7
Accounts payable-trade	874	(899)
Accrued expenses and other liabilities	(1,021)	(709)
Income taxes, net	(194)	2,152
Other assets	(13)	(174)
Operating lease liabilities	(2,447)	(2,410)
Total adjustments	(2,996)	(15,527)
Net cash used in operating activities	(2,365)	(4,142)

Cash flows from investing activities:
Purchase of property and equipment	(1,002)	(5,016)
Proceeds from sales of Headquarter assets, net	-	24,897
Net cash (used in) provided by investing activities	(1,002)	19,881

Cash flows from financing activities:
Dividend Paid	(6,055)	(12,745)
Withholding of vested stock for employee tax	(137)	(176)
Net cash used in financing activities	(6,192)	(12,921)

Effect of exchange rate changes on cash and cash equivalents	(91)	330

Net (decrease) increase in cash and cash equivalents	(9,650)	3,148

Cash and cash equivalents, beginning of period	16,087	13,271
Cash and cash equivalents, end of period	$6,437	$16,419

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2025	8,072,875	$22	$3,651	$(9,773)	$60,843	$(2,152)	$52,591
Stock-based compensation expense	-	-	93	-	-	-	93
Vesting of restricted stock units	117,776	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	222	-	222
Dividend Paid	-	-	-	-	(6,055)	-	(6,055)
Withholding of vested stock for employee tax	(47,082)	-	(137)	-	-	-	(137)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(212)	(212)
Balance, March 31, 2026	8,143,569	$22	$3,607	$(9,773)	$55,010	$(2,364)	$46,502
Stock-based compensation expense	-	-	141	-	-	-	141
Vesting of restricted stock units	48,506	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	409	-	409
Dividend Paid	-	-	-	-	-	-	-
Withholding of vested stock for employee tax	-	-	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(95)	(95)
Balance, June 30, 2026	8,192,075	22	3,748	(9,773)	55,419	(2,459)	46,957

Balance, December 31, 2024	8,496,581	$23	$4,529	$(9,773)	$64,486	$(2,112)	57,153
Stock-based compensation expense	-	-	93	-	-	-	93
Vesting of restricted stock units	15,973	-	-	-	-	-	-
Net income	-	-	-	-	11,385	-	11,385
Dividend Paid	-	-	-	-	(12,745)	-	(12,745)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(288)	(288)
Balance, March 31, 2025	8,512,554	$23	$4,622	$(9,773)	$63,126	$(2,400)	$55,598
Stock-based compensation expense	-	-	118	-	-	-	118
Vesting of restricted stock units	3,078	-	-	-	-	-	-
Repurchase of common stock	(17,233)	-	(176)	-	-	-	(176)
Net loss	-	-	-	-	(199)	-	(199)
Dividend Paid	-	-	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	593	593
Balance, June 30, 2025	8,498,399	23	4,564	(9,773)	62,927	(1,807)	55,934

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

The Company currently operates a total of 101 retail stores as of June 30, 2026. There are 92 stores in the United States (“U.S.”), eight stores in Canada and one store in Spain. As of June 30, 2026 the Company had temporarily closed one of its Canadian stores for relocation and we anticipate to open this store in Q4 2026..

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2026 and December 31, 2025, our results of operations and our cash flows for the six months ended June 30, 2026 and 2025, and our statements of stockholders’ equity as of and for the three months ended June 30, 2026 and 2025. The preparation of financial statements in accordance with US GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2025.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million as of June 30, 2026, and $0.2 million as of December 31, 2025, and $0.2 million as of January 1, 2025. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of June 30, 2026, December 31, 2025, and January 1, 2025, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. Our gift card liability, included in accrued expenses and other liabilities, was $0.3 million as of June 30, 2026, and $0.4 million as of December 31, 2025, and $0.3 million as of January 1, 2025. For the six months ended June 30, 2026 and 2025, we recognized $0.2 million respectively in net sales associated with gift cards. For the three months ended June 30, 2026 and 2025, we recognized $0.1 and $0.1 million respectively in net sales associated with gift cards.

Disaggregated Revenue. In the following table, revenue for the three and six months ended June 30, 2026 and 2025 is disaggregated by geographic areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$16,101	$15,833	$33,534	$32,776
Canada	1,736	1,718	3,719	3,568
Other	207	222	443	465
Net sales	$18,044	$17,773	$37,696	$36,809

Geographic sales information is based on the location of the customer. As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three and six months ended June 30, 2026, and 2025, respectively.

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

We regularly review all inventory items to determine if there are (i) damaged goods (e.g., for leather, excessive scars or damage from ultra-violet light), (ii) items that need to be removed from our product line (e.g., slow-moving items, inability of a supplier to provide items of acceptable quality or quantity, and to maintain freshness in the product line) and (iii) pricing actions that need to be taken to adequately value our inventory at the lower of cost or net realizable value.

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

(in thousands)	June 30, 2026	December 31, 2025
On hand:
Finished goods held for sale	$32,213	$30,251
Raw materials and work in process	1,243	1,369
Inventory in transit	3,610	1,618
TOTAL	$37,066	$33,238

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

Our principal financial instruments held consist of T-Bills as of June 30, 2026, are cash equivalent, which fall under level 1 of the fair value hierarchy. As of June 30, 2026 and December 31, 2025, the carrying values of our financial instruments included in our Consolidated Balance Sheets approximated their fair values. There were no transfers into or out of Levels 1, 2 and 3 during the three months ended June 30, 2026 and 2025.

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

The Company also granted a market based award which consist of the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $5.50 or more; the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $6.50 or more; and the Company’s common stock trading on its principal stock market/exchange for 15 consecutive trading days with a daily closing price of $7.50 or more. The Company determined the grant date fair value based on the authoritative guidance and the expense is recorded over the derived service period.

Accounts Receivable - Trade and Expected Credit Losses. Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit. Accounts receivable is stated at amounts due, net of an allowance. Accounts receivable is generally due within 30 days of invoicing. We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer. Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2026, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at June 30, 2026, December 31, 2025, and January 1, 2025, each totaled less than $0.1 million.

Other Intangible Assets. Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization. The weighted average amortization period is 15 years for trademarks and copyrights. Amortization expense related to other intangible assets was less than $0.01 million during each of the 3 months ended June 30, 2026 and 2025. Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

3. INCOME TAX

Our effective income tax rate for the six months ended June 30, 2026 and 2025, was 36.3% and 25.2%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and any change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

4. STOCK-BASED COMPENSATION

The Tandy Leather Factory, Inc. 2023 Incentive Stock Plan (the “2023 Plan” and, together with the 2013 Plan, the “Plans”) was adopted by our Board of Directors in April 2023 and approved by our stockholders in June 2023. The 2023 Plan initially reserved up to 800,000 shares of our common stock for a variety of equity awards (including, but not limited to, RSUs, the only type of awards that have been granted to date) to our executive officers, non-employee directors and other key employees. In June 2026 and 2025, the Company granted 24,140 and 17,344 shares respectively to various members of the Board of Directors under the 2023 Plan.

The Board adopted a new compensation policy at its June 2026 meeting for its Directors. This policy consists of immediate vesting of annual RSU grants. Consequently, the 24,140 RSUs granted to board members on June 9, 2026 immediately vested. Further the Board determined, all RSUs previously granted with unvested units would accelerate and immediately vest on June 9, 2026 to align with this new compensation policy. The previous vesting period was four years. The Company recorded the expense in Q2 2026 according to the appropriate guidance.

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

A summary of the activity for RSU awards as of June 30, 2026 is presented below:

	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2026	1,059	$3.97
Granted	24	2.32
Forfeited	(4)	4.47
Vested	(166)	3.72
Balance, June 30, 2026	913	$3.97

The Company’s stock-based compensation relates primarily to RSU awards. For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.1 million and $0.1 million for the three months ended June 30, 2026 and June 30, 2025, and $0.2 million and $0.2 million for the six months ended June 30, 2026 and 2025.
respectively.

As of June 30, 2026, there was unrecognized compensation cost related to unvested, RSU awards of $0.1 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2026	55
2027	10

$65

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs. For the three months ended June 30, 2026 and 2025, we issued 49,000 and 3,000 shares respectively net of shares withheld for tax obligations resulting from the vesting of RSUs. We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares may be satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2026	2025	2026	2025

Numerator:
Net income (loss)	$409	$(199)	$631	$11,385

Denominator:
Basic weighted-average common shares outstanding	8,154,549	8,494,546	8,128,673	8,497,857
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	-	-	-
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	-	-	-	-
Diluted weighted-average common shares outstanding	8,154,549	8,494,546	8,128,673	8,497,857

Basic earnings per share	0.05	(0.02)	0.08	1.34
Diluted earnings per share	0.05	(0.02)	0.08	1.34

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

8. SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On September 17, 2024, the Board of Directors approved a new stock repurchase plan and the Company was authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of June 30, 2026, $5.0 million remained available for repurchase under this new program.

On June 17, 2025, the Company entered into a stock purchase agreement with Janet Carr, our former Chief Executive Officer; wherein the Company agreed to purchase 430,897 shares from Ms. Carr at $3.00 per share, for a total of $1,292,691. The transaction was completed on July 18, 2025; accordingly, the Company immediately cancelled the shares and the impact of this transaction was reflected in our cash balance, common shares and additional paid-in-capital in our financial statements as of the quarter of the transaction.

9. SALES OF CORPORATE HEADQUARTERS & NEW CEO EMPLOYMENT

The Company concluded the sale of our corporate headquarters, and the net proceeds of the sale are recorded on the face of our Condensed consolidated statements of operations and comprehensive income as Gain on disposal of Headquarters.

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for net proceeds of $24.9 million after deduction of commission and relevant closing fees. The total net book value disposed was $8.7 million, resulting in a gain of $16.2 million as the result of the sale, and this is included in ‘Other income’ on the face of our consolidated statements of operations and comprehensive income. The Company has elected to include all one-time move expenses in ‘Other income’ as management deems these are not part of our normal operations.

Sales and Disposal of Headquarters (in thousands)

Net Proceeds	$24,897

NBV of Headquarters Assets	8,672

Net Gain	$16,225

During the third quarter of 2025, the Company identified and corrected an immaterial error related to the accounting for the sale of property and land completed earlier in the year. The error resulted from assets associated with the sale that was initially not included in the gain calculation in the amount of approximately $1.4 million pre-tax. As a result, the gain on sale and total assets were overstated in the first and second quarters of 2025. The correction did not have a material impact on the Company’s financial statements for the three and six months ended June 30, 2025.

Net income and earnings per share for the three months ended June 30, 2025 was overstated by $1.1 million net of tax and $0.11 cents per share basic, and $0.12 cents per share diluted. Net income for the six month period ended June 30, 2025 was overstated by $1.1 million net of tax and $0.13 cents per share for basic and diluted. This correction does not affect any metric used in management compensation or any of our Company’s normal operations as this was a one-time unusual transaction this is not a part of the Company operating activities.

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

Currently, the Company operates a total of 101 retail stores. There are 92 stores in the United States (“U.S,”), eight stores in Canada and one store in Spain. As of June 30, 2026, the Company had temporarily closed one of its Canadian stores for relocation and we anticipate to open this store in Q4 2026.

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

On January 22, 2025, the Company finalized the sale of its corporate headquarters and distribution facilities in Fort Worth, Texas for net proceeds of $24.9 million after deduction of commission and relevant closing fees. The total net book value disposed was $8.7 million, resulting in a gain of $16.2 million as the result of the sale, and this is included in ‘Other income’ on the face of our consolidated statements of operations and comprehensive income. The Company has elected to include all one-time move expenses in ‘Other income’ as management deems these are not part of our normal operations.

Results of Operations

Three Months Ended June 30, 2026 and 2025

The following table presents selected financial data:

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Sales	$18,044	$17,773	$271	1.5%
Gross profit	11,695	10,573	1,122	10.6%
Gross margin percentage	64.8%	59.5%		5.3%
Operating expenses	11,152	10,507	645	6.1%
Income from operations	$543	$66	$477	722.9%

Net Sales

Consolidated net sales for the quarter ended June 30, 2026 increased by $0.3 million or a 1.5% increase compared to the same period in the prior year period. We believe the increase was mainly due to our sales campaign and improved allocation of the correct product mix in our stores during those sales periods. We also saw improvement in our non-traditional sales such as classes and other community engagements.

Gross Profit

Gross profit for the quarter increased by $1.1 million, or 10.6%, compared to the same period in 2025. Gross margin percentage for the quarter ended June 30, 2026 was 530 basis points better than last year, primarily driven by pricing changes implemented; offset by marginal discounts offered for the period compared to prior year discount offering. The Company’s estimates of overhead allocation and the timing of inventory receipts may also have a temporary impact on gross margin percentage fluctuations from quarter to quarter.

Operating expenses

Operating expenses for the quarter increased by $0.6 million or 6.1% compared to the corresponding prior year period, primarily as a result of an increase in retail bonus paid compared to prior year of $0.1 million, an increase in selling expenses of $0.2 million, an increase in software cost of $0.1 million, an increase of legal and audit fees of $0.1 million, an increase in depreciation expense of $0.1 million, an increase of $0.1 million in loss on disposed assets; offset by a reduction in utilities and repairs of $0.1 million.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2026 and June 30, 2025 was 34.2% and (10.8%), respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are non-deductible for tax purposes, and any change in estimates in our valuation allowance associated with our deferred tax assets.

Six Months Ended June 30, 2026 and 2025

The following table presents selected financial data:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Sales	$37,696	$36,809	$887	2.4%
Gross profit	23,688	21,291	2,397	11.3%
Gross margin percentage	62.8%	57.8%		5.0%
Operating expenses	22,780	20,963	1,817	8.7%
Income from operations	$908	$328	$580	176.8%

Net Sales

Consolidated net sales for the six months ended June 30, 2026 increased $0.9 million, or 2.4%, compared to the corresponding prior year period. We believe the increase in sales was due to the increased sale campaigns that were ramped up in the second quarter offset by some uncertainty related to global political, economic and other uncontrollable factors.

Gross Profit

Gross profit increased by $2.4 million, or 11.3%, compared to the same period in 2025, and our gross margin percentage for the six months ended June 30, 2026, increased year over year by 500 basis points primarily driven by pricing changes; offset by marginal discounts for the period compared to prior year. The Company’s estimates of overhead allocation and the timing of inventory receipts may also have a temporary impact on gross margin percentage fluctuations from quarter to quarter.

Operating expenses

Operating expenses increased $1.8 million or 8.7% compared to the corresponding prior year period, primarily as a result of an increase in employment cost of 0.9 million, occupancy costs by $0.6 million, an increase in credit card fees of $0.1 million, an increase in depreciation of $0.2 million, an increase of $0.1 million in loss on disposed assets; partially offset by a decrease in freight to customer of $0.1 million.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2026 and June 30, 2025 was 36.3% and 25.2% respectively and are primarily due to the recognition of tax benefits on the sales of our corporate property, partially offset by forecasted income taxes loss projected due to our 2025 operation and certain foreign and state jurisdictions obligation in which we operate. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the change in our valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments. We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities. Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy. Our cash balances as of June 30, 2026, totaled $6.4 million.

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

Share Repurchase Program and Share Repurchase

On September 17, 2024, the Board of Directors approved the renewal of the stock plan and the Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2026. As of June 30, 2026, $5.0 million remained available for repurchase under this new program.

Cash Flows

(amounts in thousands)	2026	2025
Net cash used in operating activities	$(2,365)	$(4,142)
Net cash (used in) provided by investing activities	(1,002)	19,881
Net cash used in financing activities	(6,192)	(12,921)
Effect of exchange rate changes on cash and cash equivalents	(91)	330
Net (decrease) increase in cash and cash equivalents	$(9,650)	$3,148

For the six months ended June 30, 2026, cash used in operations was $2.3 million, driven by net income from operations of $0.6 million, non-cash expense of $3.6 million, including depreciation, amortization, and stock-based compensation, an increase in inventory of $4.0 million, a decrease in accrued expenses of $1.0 million, a decrease in operating lease liabilities of $2.5 million; offset by an increase in account payable of $0.9 million and decrease in prepaid expenses of $0.1 million. Cash used in investing activities was $1.0 million mainly for new store operations which includes purchases of property and equipment. Cash used in financing activities was $6.2 million, primarily for dividend payments and withheld shares used as taxes at vesting for the employees. These activities, together with the effect of exchange rate changes of $0.1 million, resulted in a net decrease in cash of $9.7 million.

For the six months ended June 30, 2025, cash used in operations was $4.5 million driven by a net income from operations of $0.3 million, offset by a reduction in lease liability payment of $2.4 million, an decrease in trade accounts payables of $1.0 million, an decrease in accrued liabilities of $0.9 million, an increase in inventory of $0.3 million, and an increase in other assets of $0.2 million. Cash provided by investing activities was $20.2 million, which included net proceeds from sale of our corporate headquarters of $24.9 million offset by the purchase of assets for our new corporate facility of $4.7 million. We paid dividends in the amount of $12.8 million. The above activities, in addition to the effect of exchange rate changes, resulted in a net increase in cash of $3.1 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, June 30, 2026. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, with the participation of our Chief Executive Officer, concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Changes to U.S. Tariff Rates. The purchases of our products is primarily outsourced to third parties across multiple countries, most notably China and Brazil. We continue to focus on opportunities to mitigate negative impacts and increase efficiencies and scale within our supply chain. However, significant increases in tariff rates, particularly for products imported mainly from China and Brazil, would substantially increase our cost for those products. These increases may likely force the Company to increase our prices to customers for those products to maintain profitability, which could in turn lead to a decrease in our sales. Even if we are able to avoid raising the prices of our own products, the macro-economic inflationary impact from tariffs of substantially higher prices on other products sold in this country could also harm our sales by reducing our customers’ ability to make discretionary purchases of items such as our products. The global tariff environment is changing rapidly, and we cannot be assured that we will not be materially negatively impacted by these changes. We may also be exposed to retaliatory tariffs implications for our intercompany sales to Canadian stores if implemented.

Increased Expenses from Renting Headquarters Facilities and Flagship Store. Until January 2025, the Company owned the buildings housing its principal offices, distribution center and flagship retail store in Fort Worth, Texas. Since the sale of those buildings in January 2025, the Company has leased spaces for all of these facilities. Excluding buildout, furniture, equipment and other costs associated with the move to the new facilities, the Company expects to pay combined rent for new headquarters and flagship store facilities in excess of $1.6 million per year (adjusted for inflation annually over the term). If the Company is unable to generate additional sales and profits to offset these added expenses, this could have a material adverse effect on the Company and its operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended June 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2026	—	—	—	$5,000,000
May 1 – May 31, 2026	—	—	—	$5,000,000
June 1 – June 30, 2026	—	—	—	$5,000,000
Total	—	—	—

Item 6.	Exhibits

Exhibit Number	Description

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

3.4
Certificate of Amendment of Certificate of Incorporation, dated March 1, 2023, as Exhibit 3.4 to Tandy Leather Factory’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023 and incorporated by reference herein.

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

10.5
Tandy Leather Factory, Inc. 2023 Incentive Stock Plan, filed as Exhibit 10.10 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2023.

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

10.10	Commercial Lease Agreement dated January 28, 2025, between the Company and Jackson-Shaw / Benbrook North, LP., filed as Exhibit 10.11 to Tandy Leather Factory, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025, and incorporated by reference herein.

14.1
Code of Business Conduct and Ethics of Tandy Leather Factory, Inc., adopted by the Board of Directors in May of 2021, filed as Exhibit 14.1 to Tandy Leather Factory, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 22, 2021 and incorporated by reference herein.

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: August 11, 2026	By:	/s/ Johan Hedberg
Johan Hedberg
Chief Executive Officer
(principal executive officer and principal financial officer)