Form 10-Q
period 2026-09-30
TANDY LEATHER FACTORY INC
filed 2026-11-10
CIK 909724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 10, 2026, the registrant had 8,192,075 shares of Common Stock, par value $0.0024 per share, outstanding.

TANDY LEATHER FACTORY, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

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

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

Tandy Leather Factory, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data and per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$5,727	$16,087
Accounts receivable-trade, net of allowance for credit losses of $51 at September 30, 2026 and December 31, 2025	383	425
Inventory	37,509	33,238
Prepaid expenses	913	721
Other current assets	108	111
Total current assets	44,640	50,582

Property and equipment, at cost	27,603	26,203
Less accumulated depreciation	(16,887)	(15,978)
Property and equipment, net	10,716	10,225

Operating lease assets	25,497	24,736
Deferred income taxes	347	380
Other assets	731	710
TOTAL ASSETS	$81,931	$86,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable-trade	$2,090	$2,154
Accrued expenses and other liabilities	3,375	3,704
Income taxes payable	92	428
Current portion of operating lease liabilities	3,960	3,512
Total current liabilities	9,517	9,798

Uncertain tax positions	227	227
Other non-current liabilities	148	149
Operating lease liabilities, non-current	24,522	23,868

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Common stock, $0.0024 par value; 15,000,000 shares authorized; 9,616,451 and 9,497,251 shares issued at September 30, 2026 and December 31, 2025, respectively; 8,192,075 and 8,072,875 shares outstanding at September 30, 2026 and December 31, 2025, respectively	22	22
Paid-in capital	3,766	3,651
Retained earnings	55,892	60,843
Treasury stock at cost (1,424,376 shares at September 30, 2026 and December 31, 2025)	(9,773)	(9,773)
Accumulated other comprehensive loss, net of tax	(2,390)	(2,152)
Total stockholders’ equity	47,517	52,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,931	$86,633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$18,522	$17,264	$56,218	$54,072
Cost of sales	6,969	7,094	20,978	22,612
Gross profit	11,553	10,170	35,240	31,460

Operating expenses	10,997	10,848	33,777	31,811

Income (loss) from operations	556	(678)	1,463	(351)

Other income (expense):
Interest income	26	98	201	461
Gain on disposal of headquarters		-		16,225
Other, net	(7)	(1,253)	(100)	(2,946)
Total other income (loss)	19	(1,155)	101	13,740

Income (loss) before income taxes	575	(1,833)	1,564	13,389

Income tax provision (benefit)	102	(481)	460	3,357

Net income (loss)	$473	$(1,352)	$1,104	$10,032

Foreign currency translation adjustments, net of tax	69	(235)	(238)	70

Comprehensive income (loss)	$542	$(1,587)	$866	$10,102

Net income (loss) per common share:
Basic	$0.06	$(0.17)	$0.14	$1.20
Diluted	$0.06	$(0.17)	$0.14	$1.18

Weighted average number of shares outstanding:
Basic	8,192,075	8,142,441	8,150,039	8,378,083
Diluted	8,192,524	8,142,441	8,150,039	8,502,787

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,104	$10,032
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	853	609
Operating lease asset amortization	4,061	3,915
Gain on disposal of assets	-	(16,225)
Stock-based compensation	253	338
Deferred income taxes	32	1,043
Changes in operating assets and liabilities:
Accounts receivable-trade	40	30
Inventory	(4,474)	(191)
Prepaid expenses	(192)	(186)
Other current assets	3	12
Accounts payable-trade	(63)	(815)
Accrued expenses and other liabilities	(325)	(897)
Income taxes, net	(335)	716
Other assets	(23)	(190)
Operating lease liabilities	(3,722)	(3,727)
Total adjustments	(3,892)	(15,568)
Net cash used in operating activities	(2,788)	(5,536)

Cash flows from investing activities:
Purchase of property and equipment	(1,351)	(6,590)
Proceeds from sales of Headquarter assets, net	-	24,897
Net cash provided by (used in) investing activities	(1,351)	18,307

Cash flows from financing activities:
Dividend Paid	(6,055)	(12,745)
Withholding of vested stock for employee tax	(137)	(1,470)
Net cash used in financing activities	(6,192)	(14,215)

Effect of exchange rate changes on cash and cash equivalents	(29)	191

Net decrease in cash and cash equivalents	(10,360)	(1,253)

Cash and cash equivalents, beginning of period	16,087	13,271
Cash and cash equivalents, end of period	$5,727	$12,018

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tandy Leather Factory, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Number of Shares Common Stock Outstanding	Par Value	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2025	8,072,875	$22	$3,651	$(9,773)	$60,843	$(2,152)	$52,591
Stock-based compensation expense	-	-	93	-	-	-	93
Vesting of restricted stock units	117,776	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	222	-	222
Dividend Paid	-	-	-	-	(6,055)	-	(6,055)
Withholding of vested stock for employee tax	(47,082)	-	(137)	-	-	-	(137)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(212)	(212)
Balance, March 31, 2026	8,143,569	$22	$3,607	$(9,773)	$55,010	$(2,364)	$46,502
Stock-based compensation expense	-	-	141	-	-	-	141
Vesting of restricted stock units	48,506	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	409	-	409
Dividend Paid	-	-	-	-	-	-	-
Withholding of vested stock for employee tax	-	-	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(95)	(95)
Balance, June 30, 2026	8,192,075	22	3,748	(9,773)	55,419	(2,459)	46,957
Stock-based compensation expense	-	-	19	-	-	-	19
Vesting of restricted stock units	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-
Net income	-	-	-	-	473	-	473
Dividend Paid	-	-	-	-	-	-	-
Withholding of vested stock for employee tax	-	-	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	69	69
Balance, September 30, 2026	8,192,075	22	3,766	(9,773)	55,892	(2,390)	47,517

Balance, December 31, 2024	8,496,581	$23	$4,529	$(9,773)	$64,486	$(2,112)	57,153
Stock-based compensation expense	-	-	93	-	-	-	93
Vesting of restricted stock units	15,973	-	-	-	-	-	-
Net income	-	-	-	-	11,583	-	11,583
Dividend Paid	-	-	-	-	(12,745)	-	(12,745)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(288)	(288)
Balance, March 31, 2025	8,512,554	$23	$4,622	$(9,773)	$63,324	$(2,400)	$55,796
Stock-based compensation expense	-	-	118	-	-	-	118
Vesting of restricted stock units	3,078	-	-	-	-	-	-
Repurchase of common stock	(17,233)	-	(176)	-	-	-	(176)
Net loss	-	-	-	-	(199)	-	(199)
Dividend Paid	-	-	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-	593	593
Balance, June 30, 2025	8,498,399	23	4,564	(9,773)	63,125	(1,807)	56,132
Stock-based compensation expense	-	-	127	-	-	-	127
Vesting of restricted stock units	-	-	-	-	-	-	-
Repurchase of common stock	(430,987)	(1)	(1,293)	-	-	-	(1,294)
Net loss	-	-	-	-	(1,352)	-	(1,352)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(235)	(235)
Balance, September 30, 2025	8,067,412	22	3,398	(9,773)	61,773	(2,042)	53,378

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

The Company currently operates a total of 102 retail stores as of September 30, 2026.  There are 93 stores in the United States (“U.S.”), eight stores in Canada and one store in Spain.  As of September 30, 2026 the Company had temporarily closed one of its Canadian stores for relocation and we anticipate to open this store in Q4 2026.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual audited financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements for Tandy Leather Factory, Inc. and its consolidated subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2026 and December 31, 2025, our results of operations and our cash flows for the nine months ended September 30, 2026 and 2025, and our statements of stockholders’ equity as of and for the three months ended September 30, 2026 and 2025. The preparation of financial statements in accordance with US GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company’s conclusions. The Company continually evaluates the information used to make these estimates as the business and the economic environment changes. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in our Form 10-K for the year ended December 31, 2025.

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

The sales return allowance is based each year on historical customer return behavior and other known factors and reduces net sales and cost of sales, accordingly. The sales return allowance included in accrued expense and other liabilities was $0.2 million as of September 30, 2026, and $0.2 million as of December 31, 2025, and $0.2 million as of January 1, 2025. The estimated value of merchandise expected to be returned included in other current assets was less than $0.1 million as of September 30, 2026, December 31, 2025, and January 1, 2025, respectively.

We record a gift card liability for the unfulfilled performance obligation on the date we issue a gift card to a customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. In addition, for gift card breakage, we recognize a proportionate amount for the expected unredeemed gift cards over the expected customer redemption period, which is one year. Our gift card liability, included in accrued expenses and other liabilities, was $0.3 million as of September 30, 2026, and $0.4 million as of December 31, 2025, and $0.3 million as of January 1, 2025.  For the nine months ended September 30, 2026 and 2025, we recognized $0.2 million respectively in net sales associated with gift cards.   For the three months ended September 30, 2026 and 2025, we recognized $0.1 million respectively in net sales associated with gift cards.

As of July 2026, the Company operates a customer loyalty rewards program in which customers earn points based on qualifying purchases. Points may be redeemed for discounts on future merchandise purchases.

The loyalty points represent a material right and therefore constitute a separate performance obligation under ASC 606. A portion of the transaction price is allocated to the loyalty points based on their relative standalone selling price and recorded as a contract liability until the points are redeemed or expire.
Points are generally redeemable for discounts equivalent to approximately $0.05 per point.

The Company estimates the standalone selling price of loyalty points by considering the expected redemption value and estimated breakage. The Company currently estimates that some of the  issued points will not be redeemed and recognizes breakage proportionally as points are redeemed.

The estimate of breakage is reviewed quarterly and updated as necessary based on historical redemption patterns and program activity.

The loyalty points contract liability is included in accrued liabilities on the consolidated balance sheet as of September 30, 2026 is less than $0.1 million.

Disaggregated Revenue.  In the following table, revenue for the three and nine months ended September 30, 2026 and 2025 is disaggregated by geographic areas as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$16,601	$15,280	$50,134	$48,056
Canada	1,732	1,742	5,451	5,310
Other	190	242	633	706
Net sales	$18,522	$17,264	$56,218	$54,072

Geographic sales information is based on the location of the customer.  As a percentage of our consolidated net sales, excluding Canada, our other international net sales were less than 2.0% for the three and nine months ended September 30, 2026, and 2025, respectively.

Discounts.  We offer seven classes of customer discounts: 1) Retail, 2) Military/First Responder, 3) Business, 4) Commercial, 5) Commercial Pro, 6) Tandy Club (Loyalty Points Program) and 7) Employees. There are no other classes of discounts, and any discounts given will fall into one of these six categories.  Such discounts are not deemed to be variable consideration nor convey a material right to these customers since the discounted pricing they receive in a discount class is not incremental to others within the same class and there is no retrospective impact of such discounts.  As a result, sales are reported after deduction of discounts at the point of sale.  We do not pay slotting fees or make other payments to resellers.

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

(in thousands)	September 30, 2026	December 31, 2025
On hand:
Finished goods held for sale	$33,846	$30,251
Raw materials and work in process	1,247	1,369
Inventory in transit	2,416	1,618
TOTAL	$37,509	$33,238

Leases.  We lease real estate for our principal office (including distribution center), retail store locations and may lease warehouse equipment for our Texas distribution center under long-term lease agreements. We determine if an arrangement is a lease at inception and recognize right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term.  We elected not to record leases with an initial term of 12 months or less on the balance sheet for all our asset classes.

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

Our principal financial instruments held consist of T-Bills as of September 30, 2026, which are cash equivalent, fall under level 1 of the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the carrying values of our financial instruments included in our Consolidated Balance Sheets approximated their fair values.  There were no transfers into or out of Levels 1, 2 and 3 during the three months ended September 30, 2026 and 2025.

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

Accounts Receivable - Trade and Expected Credit Losses.  Our receivables primarily arise from the sale of merchandise to customers that have applied for and been granted credit.  Accounts receivable is stated at amounts due, net of an allowance.  Accounts receivable is generally due within 30 days of invoicing.  We estimate expected credit losses based on factors such as the composition of accounts receivable, the age of the accounts, historical bad debt experience, and our evaluation of the financial condition and past collection history of each customer.  Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2026, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its credit practices have not changed significantly over time).  Accordingly, the allowance for expected credit losses at September 30, 2026, December 31, 2025, and January 1, 2025, each totaled less than $0.1 million.

Other Intangible Assets.  Our intangible assets and related accumulated amortization relate to trademarks and copyrights that are definite-lived intangibles and are subject to amortization.  The weighted average amortization period is 15 years for trademarks and copyrights. Amortization expense related to other intangible assets was less than $0.01 million during each of the 3 months ended September 30, 2026 and 2025.  Based on the current amount of intangible assets subject to amortization, we estimate amortization expense to be less than $0.01 million annually over the next five years.

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

3.  INCOME TAX

Our effective income tax rate for the nine months ended September 30, 2026 and 2025, was 29.5% and 25.1%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and any change in our valuation allowance associated with our deferred tax assets, and differences in tax rates in foreign jurisdictions.

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

In February 2025, in connection with hiring Johan Hedberg as the Company’s Chief Executive Officer, the Company granted Mr. Hedberg 100,000 RSUs, which vested in February 2026, and 900,000 RSUs, which will vest upon the Company’s achievement of certain performance and market targets.  In June 2025, the Company’s stockholders approved an increase to the plan reserve of an additional 900,000 shares of our common stock for the potential vesting of those performance-based and market based RSU grants to Mr. Hedberg.

A summary of the activity for RSU awards as of September 30, 2026 is presented below:
	Shares (in thousands)	Weighted Average Share Price

Balance, January 1, 2026	1,059	$3.97
Granted	24	2.32
Forfeited	(4)	4.47
Vested	(166)	3.72
Balance, September 30, 2026	913	$3.97

The Company’s stock-based compensation relates primarily to RSU awards. For these service-based awards, our stock-based compensation expense, included in operating expenses, was $0.1 million and $0.1 million for the three months ended September 30, 2026 and September 30, 2025, and $0.2 million and $0.3 million for the nine months ended September 30, 2026 and 2025.
respectively.

As of September 30, 2026, there was unrecognized compensation cost related to unvested RSU awards of $0.1 million, which will be recognized in each of the following years (dollars in thousands):

Unrecognized Expense
2026	39
2027	11

$50

We issue shares from authorized shares upon the lapsing of vesting restrictions on restricted stock and RSUs.  . We do not use cash to settle equity instruments issued under stock-based compensation awards. The payment of the employees’ tax liability for a portion of the vested shares may be satisfied by withholding shares with a fair value equal to the tax liability.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2026	2025	2026	2025

Numerator:
Net income (loss)	$473	$(1,352)	$1,104	$10,032

Denominator:
Basic weighted-average common shares outstanding	8,192,075	8,142,441	8,150,039	8,378,083
Dilutive effect of service-based restricted stock awards granted to Board of Directors under the Plan	-	-	-	17,555
Dilutive effect of service-based restricted stock awards granted to employees under the Plan	449	-	-	107,149
Diluted weighted-average common shares outstanding	8,192,524	8,142,441	8,150,039	8,502,787

Basic earnings per share	0.06	(0.17)	0.14	1.20
Diluted earnings per share	0.06	(0.17)	0.14	1.18

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

Our Board will determine future cash dividends after giving consideration to our existing levels of profit and cash flow, capital requirements, current and forecasted liquidity, as well as financial and other business conditions existing at the time.

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

8.  SHARE REPURCHASE PROGRAM AND SHARE REPURCHASES

On September 15, 2026, the Board of Directors renewed the stock repurchase plan and the Company was authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2028. As of September 30, 2026, $5.0 million remained available for repurchase under this new program.

On June 17, 2025, the Company entered into a stock purchase agreement with Janet Carr, our former Chief Executive Officer; wherein the Company agreed to purchase 430,987 shares from Ms. Carr at $3.00 per share, for a total of $1,292,691. The transaction was completed on July 18, 2025; accordingly, the Company immediately cancelled the shares and the impact of this transaction was reflected in our cash balance, common shares and additional paid-in-capital in our financial statements as of the quarter of the transaction.

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

Net income and earnings per share for the three months ended June 30, 2025 was overstated by $1.1 million net of tax and $0.11 per share basic, and $0.12 per share diluted. Net income for the six month period ended June 30, 2025 was overstated by $1.1 million net of tax and $0.13 cents per share for basic and diluted. This correction does not affect any metric used in management compensation or any of our Company’s normal operations as this was a one-time unusual transaction. The transaction is not a part of the Company operating activities.

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

10.          SUBSEQUENT EVENTS

Subsequent to September 30, 2026, the Company renewed the promissory note under its Credit Agreement with JPMorgan Chase Bank, N.A. through October 31, 2027.

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

Currently, the Company operates a total of 102 retail stores. There are 93 stores in the United States (“U.S,”), eight stores in Canada and one store in Spain.  As of September 30, 2026, the Company had temporarily closed one of its Canadian stores for relocation and we anticipate to open this store in Q4 2026.

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

Results of Operations

Three Months Ended September 30, 2026 and 2025

The following table presents selected financial data:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Sales	$18,522	$17,264	$1,258	7.3%
Gross profit	11,553	10,170	1,383	13.6%
Gross margin percentage	62.4%	58.9%		3.5%
Operating expenses	10,997	10,848	149	1.4%
Income (loss) from operations	$556	$(678)	$1,234	(181.9)%

Net Sales

Consolidated net sales for the quarter ended September 30, 2026 increased by $1.3 million or a 7.3% increase compared to the same period in the prior year period. We believe the increase was mainly due to our sales campaign and improved allocation of the correct product mix in our stores during those sales periods and better execution in stores and in our E-Com channels. The improved sales is also due in part to closure of our distribution operations for at least six weeks during the third quarter of 2025 due to the relocation of our corporate offices. We also saw marginal improvement in our non-traditional sales such as classes and other community engagements.

Gross Profit

Gross profit for the quarter increased by $1.4 million, or 13.6%, compared to the same period in 2025. Gross margin percentage for the quarter ended September 30, 2026 increased 350 basis points compared to the prior-year quarter, primarily driven by sales growth, pricing changes, and tariff refunds received in the quarter which represented about 270 basis points of the 350 basis points of the margin improvement. The Company’s estimates of overhead allocation and the timing of inventory receipts may also have a temporary impact on gross margin percentage fluctuations from quarter to quarter.

Operating expenses

Operating expenses for the quarter increased by $0.1 million or 1.4% compared to the corresponding prior year period, primarily as a result of an increase in employee benefits compared to prior year of $0.1 million, an increase in salaries of $0.1 million, an increase in selling expenses of $0.1 million, an increase of depreciation of $0.1 million; offset by a reduction in property tax of $0.1 million, and a reduction of rent of $0.2 million.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2026 and September 30, 2025 was 17.7% and 26.2%, respectively. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are non-deductible for tax purposes, and any change in estimates in our valuation allowance associated with our deferred tax assets.

Nine Months Ended September 30, 2026 and 2025

The following table presents selected financial data:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Sales	$56,218	$54,072	$2,146	4.0%
Gross profit	35,240	31,460	3,780	12.0%
Gross margin percentage	62.7%	58.2%		4.5%
Operating expenses	33,777	31,811	1,966	6.2%
Income (loss) from operations	$1,463	$(351)	$1,814	(516.9)%

Net Sales

Consolidated net sales for the nine months ended September 30, 2026 increased $2.1 million, or 4.0%, compared to the corresponding prior year period. We believe the increase was mainly due to our sales campaign and improved allocation of the correct product mix in our stores during those sales periods. The improved sales is also due in part to closure of our distribution operations for at least six weeks during the third quarter last year due to the relocation of our corporate offices. We also saw improvement in our non-traditional sales such as classes and other community engagements and Web sales.

Gross Profit

Gross profit increased by $3.8 million, or 12.0%, compared to the same period in 2025, and our gross margin percentage for the nine months ended September 30, 2026, increased year over year by 450 basis points, of which approximately 100 basis points  is due to tariff refunds received in the third quarter of 2026, which we do not expect to recur. The margin improvement for the nine months ending September 30, 2026 is primarily driven by pricing changes, slightly offset by promotional discounts for the same period compared to prior year. The Company’s estimates of overhead allocation and the timing of inventory receipts may also have a temporary impact on gross margin percentage fluctuations from quarter to quarter.

Operating expenses

Operating expenses increased $1.9 million or 6.2% compared to the corresponding prior year period, primarily as a result of an increase in employment cost of $0.8 million, occupancy costs by $0.6 million, an increase in depreciation of $0.2 million, an increase in credit card fees of $0.2 million, an increase of $0.1 million in software expense, an increase in legal expense of $0.1 million; partially offset by a decrease in freight to customer of $0.1 million.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2026 and September 30, 2025 was 29.5% and 25.1% respectively and are primarily due to improvement in our projected taxable income in 2026 and the recognition of tax benefits on the sales of our corporate property in 2025, partially offset by forecasted income taxes loss projected due to our 2025 operation and certain foreign and state jurisdictions obligation in which we operate. Our effective tax rate differs from the federal statutory rate primarily due to U.S. state income tax expense, expenses that are nondeductible for tax purposes, and the change in our valuation allowance associated with our deferred tax assets.

Capital Resources, Liquidity and Financial Condition

We require cash principally for day-to-day operations, to purchase inventory and to finance capital investments.  We expect to fund our operating and liquidity needs primarily from a combination of current cash balances and cash generated from operating activities.  Any excess cash will be invested as determined by our Board of Directors in accordance with its approved investment policy.  Our cash balances as of September 30, 2026, totaled $5.7 million.

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

Share Repurchase Program and Share Repurchase

On September 15, 2026, the Board of Directors approved the renewal of the stock plan and the Company shall be authorized to repurchase up to $5 million (at then-current market value) of the Company’s common stock in open-market transactions at prevailing market prices upon periodic instructions from the Board or an authorized sub-committee of the Board until September 30, 2028.  As of September 30, 2026, $5.0 million remained available for repurchase under this new program.

Cash Flows

(amounts in thousands)	2026	2025
Net cash used in operating activities	$(2,788)	$(5,536)
Net cash provided by (used in) investing activities	(1,351)	18,307
Net cash used in financing activities	(6,192)	(14,215)
Effect of exchange rate changes on cash and cash equivalents	(29)	191
Net decrease in cash and cash equivalents	$(10,360)	$(1,253)

For the nine months ended September 30, 2026, cash used in operations was $2.8 million, driven by net income from operations of $1.1 million, non-cash expense of $5.1 million, including depreciation, amortization, and stock-based compensation; offset by an increase in inventory of $4.5 million, a decrease in operating lease liabilities of $3.7 million, a decrease in accrued expenses of $0.3 million, an increase in prepaid expenses of $0.2 million, an increase in tax payments of $0.2 million, and a decrease in accounts payable trade of $0.1 million. Cash used in investing activities was $1.4 million mainly for purchases of property and equipment for new stores and investment in software for our new loyalty program. Cash used in financing activities was $6.2 million, primarily for dividend payments and withheld shares used as taxes at vesting for the employees. These activities, together with the effect of exchange rate changes of less than  $0.1 million, resulted in a net decrease in cash of $10.4 million.

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

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our Chief Executive Officer (who serves as our principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the last day of the fiscal period covered by this report, September 30, 2026. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, with the participation of our Chief Executive Officer, concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Changes to U.S. Tariff Rates.  The products we sell are primarily purchased from third parties across multiple countries, most notably China, Mexico and Brazil.  In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized, and U.S. Customs and Border Protection subsequently established a process for importers to request refunds of IEEPA tariffs previously paid. The Company has submitted refund requests under this process. These refunds are non-recurring, and the timing and amount of any further refunds are uncertain and remain subject to ongoing legal and administrative proceedings.  We continue to focus on opportunities to mitigate negative impacts and increase efficiencies and scale within our supply chain.  However, significant increases in tariff rates, particularly for products imported mainly from China and Brazil, would substantially increase our cost for those products and may require us to increase our prices to customers , which could in turn lead to a decrease in our sales.  Even if we are able to avoid raising the prices of our own products, the macro-economic inflationary impact of tariffs  on other products  could also harm our sales by reducing our customers’ ability to make discretionary purchases of items such as our products.  We may also be exposed to retaliatory tariffs implications for our intercompany sales to Canadian stores if implemented. The global tariff environment is changing rapidly, and we cannot be assured that we will not be materially negatively impacted by these changes .

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases we have made of our common stock during the quarter ended September 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum value of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2026	—	—	—	$5,000,000
August 1 – August 31, 2026	—	—	—	$5,000,000
September 1 – September 30, 2026	—	—	—	$5,000,000
Total	—	—	—

Item 6.	Exhibits

Exhibit Number	Description

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

TANDY LEATHER FACTORY, INC.
(Registrant)

Date: November 10, 2026	By:	/s/ Johan Hedberg
Johan Hedberg
Chief Executive Officer
(principal executive officer and principal financial officer)